Form 10KSB/A
period 1994-12-31
MIDSOUTH BANCORP INC
filed 1995-04-28
CIK 745981

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               Form 10-KSB/A

 [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1994

                                    OR

 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 2-91000-FW

                          MIDSOUTH BANCORP, INC.
          (Exact name of registrant as specified in its charter)

            Louisiana                                        72-1020809
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

  102 Versailles Blvd., Lafayette, LA                         70501
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (318) 237-8343

        Securities registered pursuant to Section 12(b) of the Act:
    Title of each class         Name of each exchange on which registered
 Common Stock, $.10 par value              American Stock Exchange, Inc.
                      Emerging Company Marketplace

     Securities registered pursuant to Section 12(g) of the Act:  none

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X

    As of February 28, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant, calculated by reference to the closing sale price of the Registrant's common stock on the AMEX/ECM was $3,833,144. As of February 28, 1995 there were outstanding 715,375 shares of MidSouth Bancorp, Inc. common stock, $.10 par value, which stock is the only class of the Registrant's common stock.




Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


       The following table sets forth certain information as of February 28, 1995 with respect to each director of the Registrant. Unless otherwise indicated, each person has been engaged in the principal occupation shown for the past five years.

Directors whose terms expire in 1995 (Class II Directors)


                                                                  Year First Became
     Name                    Age       Principal Occupation       Director of MidSouth
     ____                    ___       ____________________       ____________________

Will G. Charbonnet, Sr.      47       President, Acadiana Fast              1985
                                      Foods Inc. (owner/operator
                                      fast food stores); Chairman
                                      of the Board, MidSouth and
                                      MidSouth Bank



Clayton Paul Hilliard        69       President, Badger Oil                 1992<FN1>
                                      Corporation



Robert Burke Keaty           45       Partner, Keaty & Keaty                1985
                                      Law Firm




Directors whose terms expire in 1996 (Class III Directors)


James R. Davis, Jr.          42       Owner, Safe-America                   1991
                                      Security System (1994-
                                      present); Director of Gas
                                      Supply for Louisiana,
                                      Victoria Gas Corporation
                                      (October 1992 - 1993);
                                      President, Elsbury
                                      Production, Inc. (oil and gas
                                      exploration and production)
                                      (June 1982 - September
                                      1992)


Karen L. Hail                41       Chief Financial Officer and           1988
                                      Secretary, MidSouth



Milton B. Kidd, Jr.          75       Optometrist, Kidd Vision              1984
                                      Centers


____________________________________

<FN1>  Mr. Hilliard also was a director of MidSouth Bancorp, Inc. and MidSouth
       National Bank from 1985 to 1987.





Directors whose terms expire in 1997 (Class I Directors)


                                                                  Year First Became
     Name                    Age       Principal Occupation       Director of MidSouth
     ____                    ___       ____________________       ____________________

C. R. Cloutier               48        President and C.E.O.,                1984
                                       MidSouth and MidSouth
                                       Bank

J. B. Hargroder, M.D.        64        Physician, retired                   1984



William M. Simmons           61        Private Investments                  1984


    Section 16(a) of the Securities and Exchange Act of 1934 requires MidSouth's directors and executive officers and persons who own more than ten percent of a registered class of MidSouth's equity securities to file with the SEC initial reports of ownership, reports of changes in ownership, annual reports regarding certain transactions in common stock and other equity securities of MidSouth. Executive officers, directors and greater than ten-percent shareholders are required to furnish MidSouth with copies of all Section 16(a) reports they file. To MidSouth's knowledge, all such Section 16(a) filings required to be filed for transactions in 1994 and prior years were filed on a timely basis.


Item 10.  Executive Compensation

Summary of Executive Compensation

    The following table shows all compensation awarded to, earned by or paid to MidSouth's Chief Executive Officer, C. R. Cloutier, for all services rendered by him in all capacities to MidSouth and its subsidiaries for the year ended December 31, 1994. No other executive officer of MidSouth had total annual salary and bonus exceeding $100,000 for the year ended December 31, 1994.



                                        Long Term Compensation

                         Annual Compensation                Awards                    Payouts         Other

                                                      Other                     Securities             All
                                                      Annual       Restricted     Under-              Other
   Name                                               Compen-        Stock        lying      LTIP     Compen-
and Principal       Year     Salary($)    Bonus($)    sation       Awards(s)     Options/   Payouts   sation
  Position                                             ($)           ($)         SARs(#)      ($)       ($)
C. R. Cloutier,     1994      99,617      15,071        0             0            0           0     21,065<FN2>
    Chief           1993      99,617       4,956        0             0            0           0     20,764
  Executive         1992      90,405         0          0             0            0           0     14,705
   Officer



<FN1>   Awarded pursuant to the Incentive Compensation Plan of MidSouth Bank.
<FN2>   Consists of $11,900 in directors' fees, all of which were deferred by
        Mr. Cloutier pursuant to the Trust, an estimated $8,338 contributed by MidSouth to the ESOP for the account of Mr. Cloutier and $827 paid by MidSouth in insurance premiums for term life insurance for the benefit of Mr. Cloutier.

                       ____________________________


Option Exercises and Holdings

    The following table sets forth information with respect to MidSouth's Chief Executive Officer, C. R. Cloutier, concerning his exercise of options during 1994 and unexercised options held as of December 31, 1994. As of December 31, 1994, as adjusted for a stock dividend paid February 18, 1994, other executive officers of MidSouth held options to purchase an aggregate of 10,500 shares of common stock exercisable at $9.52 per share and expiring on December 31, 1996.

AGGREGATED OPTION EXERCISES IN 1994 AND OPTION VALUES AS OF DECEMBER 31, 1994




                     No. of
                     Shares
                    Acquired
                       on           Value            Number of Securities        Value of Unexercised
Name                Exercise       Realized         Underlying Unexercised     In-the-Money Options/SARs
                                                        Options/SARs at                   at
                                                    December 31, 1994<FN1>          December 31, 1994

                                                Exercisable    Unexercisable    Exercisable    Unexercisable

C. R. Cloutier         0              $0          10,500             0           $20,790          N.A.



<FN1>  As adjusted for a stock dividend paid February 18, 1994, Mr. Cloutier's options are exercisable at an exercise price of $9.52 per share and expire on December 31, 1996.


                       ____________________________


Employment and Severance Contract

    Mr. Cloutier has a written employment agreement with MidSouth Bank for a term of one year, commencing February 15th of each year. The employment agreement is automatically extended for a period of one year every year thereafter commencing on the termination date, unless written notice of termination is given by any party to the agreement not later than 60 days before the termination date. Pursuant to the contract, Mr. Cloutier receives term life insurance equal to four times his annual salary payable to a beneficiary of his choice and disability insurance of not less than two-thirds of his annual salary. Mr. Cloutier's contract has a severance provision which entitles him to one year's salary if the agreement is terminated by MidSouth Bank, unless he is removed by a regulatory body.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

    The following table sets forth certain information as of February 28, 1995 concerning the beneficial ownership of MidSouth's Common Stock by each director of MidSouth, by MidSouth's Chief Executive Officer, C. R. Cloutier (who is also a director) and by all directors and executive officers of MidSouth as a group, determined in accordance with Rule 13d-3 of the SEC. Unless otherwise indicated, the Common Stock is held with sole voting and investment power.




                                  Amount and
                                    Nature
                                 of Beneficial            Percent
  Name and Address               Ownership<FN1>          of Class
  ________________               _____________           ________

Will G. Charbonnet, Sr.            40,045<FN2>             5.6%
1003 Hugh Wallis Road,
South, Suite F
Lafayette, LA  70508

C. R. Cloutier                     47,866<FN3>             6.6%
P. O. Box 3745
Lafayette, LA 70502

James R. Davis, Jr.                15,618<FN4>             2.2%
9151 Interline Ave.,
 Ste. 1-B
Lafayette, LA  70503

Karen L. Hail                      22,200<FN5>             3.1%
P. O. Box 3745
Lafayette, LA  70502

J. B. Hargroder, M.D.              59,913<FN6>             8.4%
P. O. Box 1049
Jennings, LA  70546

Clayton Paul Hilliard              34,052<FN7>             4.8%
P. O. Box 52745
Lafayette, LA  70505

Robert Burke Keaty                  8,900<FN8>             1.2%
345 Doucet Road
Suite 104
Lafayette, LA  70503

Milton B. Kidd, Jr., O.D.          17,221<FN9>             2.4%
1500 N.W. Blvd.
P. O. Box 1071
Franklin, LA  70538

William M. Simmons                 23,282<FN10>            3.3%
P. O. Box 111
Avery Island, LA  70513

All directors and                 306,616                39.27%
executive officers as a
group (13 persons)


_________________________


<FN1>  MidSouth Common Stock held by MidSouth's Directors' Deferred
       Compensation Trust (the "Trust") is beneficially owned by the Plan Administrator, which has sole voting and investment power. Because the Plan Administrator is the Executive Committee of the Board of MidSouth, all directors of MidSouth could be deemed to share voting and investment power with respect to all MidSouth Common Stock held in the Trust (50,966 shares or 7.1% as of February 28, 1995). For each individual director, the table reflects the number of shares held for his or her account only.
       The group figure reflects all shares held in the Trust as of February 28, 1995. MidSouth Common Stock held by MidSouth's Employee Stock Ownership Plan (the "ESOP") is not included in the table, except that shares allocated to an individual's account are included as beneficially owned by that individual. Beneficial ownership of shares held in the ESOP is attributed to the ESOP, ESOP Trustees and ESOP Administrative Committee, as reflected in the table below. The Board has the power to appoint and remove the ESOP Trustees and Administrative Committee. Shares subject to options are deemed outstanding for purposes of computing the percentage of outstanding Common Stock owned by persons beneficially owning such shares and by all directors and executive officers as a group but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person.

<FN2>  Includes 8,883 shares as to which he shares voting and investment power and 6,938 held for his account in the Trust.

<FN3>  Includes 7,362 shares held by the ESOP for his account as to which he shares voting power, 19,038 shares as to which he shares voting and investment power, 6,861 shares held for his account in the Trust and 10,500 shares underlying stock options.

<FN4>  Includes 10,131 shares as to which he shares voting and investment power and 5,487 shares held for his account in the Trust.

<FN5>  Includes 5,234 shares held for her account in the ESOP as to which she shares voting power, 210 shares as to which she shares voting and investment power, 5,416 shares held for her account in the Trust and 10,500 shares underlying stock options.

<FN6>  Includes 53,436 shares as to which he shares voting and investment power, and 5,772 held for his account in the Trust.

<FN7>  Includes 30,992 shares as to which he shares voting and investment power and 2,204 shares held for his account in the Trust.

<FN8>  Includes 262 shares as to which he shares voting and investment power, and 4,616 shares held for his account in the Trust. Information is as of April 15, 1995, except with respect to shares held in the Trust, which is as of February 28, 1995.

<FN9>  Includes 5,250 shares as to which he shares voting and investment power, and 4,173 shares held for his account in the Trust.

<FN10> Includes 570 shares as to which he shares voting and investment power and 5,447 shares held for his account in the Trust.
                       ____________________________

Security Ownership of Certain Beneficial Owners

    The following table sets forth certain information as of February 28, 1995 concerning persons or groups, other than the directors listed in the table above, known to MidSouth to be the beneficial owner of more than five percent of MidSouth's Common Stock, determined in accordance with Rule 13d-3 of the SEC.

    Name and Address               Amount and Nature            Percent
   of Beneficial Owner          of Beneficial Ownership         of Class

Robert C. Schumacher, M.D.             36,411                     5.1%
16134 N. Gallaugher
Jennings, LA  70546

Hilton B. Watson                       36,855                     5.2%
102 S. Cutting Avenue
Jennings, LA  70546

MidSouth Bancorp, Inc.                 67,120 <FN1>               9.4%
Employee Stock Ownership Plan, ESOP
Trustees and ESOP Administrative
Committee
P. O. Box 3745
Lafayette, LA  70502




<FN1> The ESOP Administrative Committee directs the ESOP Trustees how to vote the approximately 6,065 unallocated shares of Common Stock held in the ESOP as of February 28, 1995. Voting rights of the shares allocated to ESOP participants' accounts are passed through to the participants. The ESOP Trustees have investment power with respect to the ESOP's assets, but must exercise this power in accordance with an investment policy established by the ESOP Administrative Committee. Thus, the ESOP Trustees share investment power with the ESOP Administrative Committee for all shares held pursuant to the ESOP. The ESOP Trustees are Donald R. Landry, an executive officer of MidSouth, and Russell Henson and Kim Cormier, MidSouth Bank employees. The ESOP Administrative Committee consists of Teri S. Stelly and Todd Kidder, executive officers of MidSouth, and Dailene Melancon, a MidSouth Bank employee.

                       ____________________________



Item 12.  Certain Relationships and Related Transactions

    Directors, nominees and executive officers of MidSouth and their associates have been customers of, and have had loan transactions with, MidSouth Bank in the ordinary course of business, and such transactions are expected to continue in the future. In the opinion of MidSouth's management, such transactions have been on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

    In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this ___ day of April, 1995.


                             MIDSOUTH BANCORP, INC.



                             By:  /s/ C. R. Cloutier
                             _______________________
                                  C. R. Cloutier
                                  President