Form 10QSB
period 1995-03-31
MIDSOUTH BANCORP INC
filed 1995-05-15
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10QSB


      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended.....................March 31,1995


                                         OR

     ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ..... to .....



                          COMMISSION FILE NUMBER 2-91-000FW

                               MidSouth Bancorp, Inc.
                  LOUISIANA                             72 -1020809

                102 VERSAILLES BOULEVARD, LAFAYETTE, LOUISIANA  70501
                                   (318) 237-8343


          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
          filing requirements for the past 90 days.  YES  __X__    NO  _____

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Outstanding as of April 30, 1995

               Common stock, $.10 par value                 716,889

          Transitional Small Business Disclosure Format: Yes ______ No ___X___

          PART 1


          Item 1.  Financial Statements

               The information called for by this item is included in MidSouth Bancorp, Inc.'s 1995 First Quarter Report to
          Shareholders on pages 3 through 7 and is incorporated herein.


          Item 2.  Management's Discussion and Analysis or Plan of Operation

               The information called for by this item is included in MidSouth Bancorp, Inc.'s 1995 First Quarter Report to
          Shareholders on pages 8 through 14 and is incorporated herein.

 Item 6.  Exhibits and Reports on Form 8-K
 ___________________

          (a)  Exhibits


 Exhibit Number             Document Description
 ______________             _____________________

    3.1 Amended and Restated Articles of Incorporation of MidSouth Bancorp,Inc. is included as Exhibit 3.1 to the Report on Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference.

    3.2 Amended and Restated By-Laws of MidSouth Bancorp,Inc. is included as Exhibit 3.2 to the Report of Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference.

   10.1 MidSouth National Bank Lease Agreement with Southwest Bank Building Limited Partnership is included as Exhibit
                     10.7 to the Company's annual report on Form 10-K for the Year Ended December 31, 1992, and is incorporated herein by reference.

   10.2 First Amendment to Lease between MBL Life Assurance Corporation, successor in interest to Southwest Bank Building Limited Partnership in Commendam, and MidSouth National Bank is included as Exhibit 10.1 to Report on the Company's annual report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

   10.3 Amended and Restated Deferred Compensation Plan and Trust is included as Exhibit 10.3 to the Company's annual report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.

   10.4              Employment Agreements with C. R. Cloutier and Karen L.
                     Hail are included as Exhibit 5(c) to MidSouth's Form 1-A and are incorporated herein by reference.

   10.5 Description of the Incentive Compensation Plan for Officers of MidSouth National Bank is included as
                     Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference.

   10.6 Agreement and Plan of Merger between MidSouth Bancorp, Inc. and MidSouth National Bank and Sugarland Bancshares, Inc. and Sugarland State Bank is included as Exhibit
                     10.5 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

    19               1995 First Quarter Report to Shareholders

      (b)  Reports Filed on Form 8-K

                         None




           Signatures


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MidSouth Bancorp, Inc.
                                        (Registrant)

          Date:  May 12, 1995
                                        /s/ C. R. Cloutier
                                        ________________________________
                                        C. R.  Cloutier, President & CEO

                                        /s/ Karen L. Hail
                                        ________________________________
                                        Karen L. Hail, Executive Vice
                                         President & CFO

                                        /s/ Teri S. Stelly
                                        __________________________________
                                        Teri S. Stelly, Vice President &
                                         Controller

Exhibit 19

MIDSOUTH BANCORP, INC. AND SUBSIDIARY
Corporate Information
______________________________________________________________________________

CORPORATE OFFICES

     Versailles Centre
     102 Versailles Boulevad
     Lafayette, Louisiana 70501
     (318) 237-8343

TRANSFER AGENT

     Inquiries relating to stockholder records, stock transfers, changes of ownership and changes of address should be sent to the transfer agent at the following address:

     Mellon Securities
     Transfer Services
     85 Challenger Road
     Overpeck Centre
     Ridgefield Park, New Jersey 07660
     1-800-526-0801
     TDD 1-800-231-5469 (for hearing impaired)

STOCK TRADING INFORMATION

     MidSouth's common stock is traded on the American Stock Exchange, inc./Emerging Company Marketplace ("ECM") under the symbol MSL.EC. Information on the price and volume of transactions on the ECM appears in the Wall Street Journal under the caption "Emerging Companies" under the heading "American Stock Exchange Composite Transactions."

     Analysts, investors, and others seeking the current market value of the stock and additional information about MidSouth should contact Sally Gary, Investor
     Relations, 102 Versailles Boulevard, Lafayette,
     Louisiana  70501 (318) 237-8343 or 1-800-213-BANK.

______________________________________________________________________________

     MidSouth is a Lafayette, Louisiana-based one-bank holding company with total assets of $107.7 million as of March 31, 1995. The Company offers complete banking services to commercial and retail customers through its wholly-owned subsidiary, MidSouth National Bank (the "Bank").
     Opened in 1985, the Bank has nine banking offices, five in Lafayette Parish, two in St. Martin Parish, one in Jefferson Davis Parish and one in St. Landry Parish.


MIDSOUTH BANCORP, INC.
FINANCIAL HIGHLIGHTS (UNAUDITED)


________________________________________________________________________________________________
                                            Three Months Ended             Year Ended
                                                March 31,                  December 31,
EARNINGS DATA                               1995         1994           1994         1993
                                        ________________________________________________________
Net interest income                       $1,432,125  $1,234,104      $5,412,377  $4,565,113
Provision for loan losses                     55,000      80,000         210,000     306,500
Other income                                 357,780     357,391       1,422,894   1,371,124
Other expense                              1,275,563   1,173,284       4,882,130   4,653,303
Income tax expense                           161,257     114,817         601,500     331,500
Net income before cumulative effect
  of accounting change                       298,085     223,394       1,141,641     644,934
Cumulative effect of accounting change             -           -               -     600,000
Net income                                  $298,085    $223,394      $1,141,641  $1,244,934
________________________________________________________________________________________________
PER COMMON SHARE DATA

Income before cumulative effect
  of accounting change                         $0.42       $0.32           $1.61       $1.00
Cumulative effect of accounting change             -           -               -       $0.93
Net income                                     $0.42       $0.32           $1.61       $1.93

Book value at end of period                    $8.62       $7.37           $7.53       $8.15
Market price at end of period                 $10.88       $8.88          $11.50       $8.81

Average shares outstanding                   715,078     705,587         709,552     646,413
________________________________________________________________________________________________

AVERAGE BALANCE SHEET DATA

Total assets                            $103,018,703 $98,458,933    $101,547,146 $86,482,082
Earning assets                            94,759,974  89,739,101      93,047,145  78,751,062
Loans and leases                          60,352,447  50,599,945      55,601,496  45,124,270
Interest-bearing deposits                 66,229,411  64,862,255      66,163,847  58,350,452
Total Deposits                            94,332,404  91,372,785      94,164,045  80,466,161
Total Stockholders' Equity                 6,004,349   5,362,305       5,442,693   4,267,226
________________________________________________________________________________________________

SELECTED RATIOS

Return on average assets (annualized)           1.16%       0.92%           1.12%       1.13%
Return on average equity (annualized)          19.86%      16.85%          20.98%      22.88%
Leverage capital ratio                          6.72%       5.78%           6.45%       5.94%
Tier 1 risk-based capital ratio                11.04%      10.40%          10.95%      10.56%
Total risk-based capital ratio                 12.30%      11.65%          12.20%      11.81%
Allowance for loan losses as a %
  of total loans                                1.47%       1.60%           1.45%       1.66%
________________________________________________________________________________________________



MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
______________________________________________________________________________________________________________________

                                                                                   March 31,         December 31,
ASSETS                                                                               1995               1994
                                                                                  _____________      _____________
Cash and due from banks                                                            $6,261,908         $6,941,989
Federal funds sold                                                                  7,100,000          1,700,000
                                                                                 _____________      _____________
     Total cash and cash equivalents                                               13,361,908          8,641,989

Interest bearing deposits in banks                                                     98,385             48,422
Securities available-for-sale, at fair value (cost of $29,719,136
     in March 1995 and $32,909,276 in December 1994)                               28,875,336         31,369,476
Securities held-to-maturity (estimated market value of $945,955
     in March 1995 and $372,274 in December 1994)                                     931,404            370,946
Loans, net of allowance for loan and lease losses of
     $905,175 in March 1995 and $873,934 in December 1994                          60,535,205         59,558,341
Bank premises and equipment, net                                                    2,203,510          2,117,512
Other real estate owned, net                                                          193,350            198,350
Accrued interest receivable                                                           684,192            695,604
Goodwill, net                                                                         185,508            191,691
Other assets                                                                          625,104            773,629
                                                                                _______________     ______________
     Total assets                                                                $107,693,902       $103,965,960
                                                                                ===============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                                            $30,085,357        $31,035,865
  Interest bearing                                                                 68,621,837         65,454,490
                                                                                _______________     ______________

     Total deposits                                                                98,707,194         96,490,355

Securities sold under
     repurchase agreements                                                            315,479            301,730
Accrued interest payable                                                              234,055            191,366
Notes payable                                                                       2,154,366          1,195,917
Other liabilities                                                                     112,752            413,246
                                                                                _______________     _______________
     Total liabilities                                                            101,523,846         98,592,614
                                                                                _______________     _______________

Commitments and contingencies                                                               -                  -

Stockholders' Equity:
   Preferred Stock, no par value- 5,000,000 authorized,
    none issued and outstanding                                                             -                  -
   Common stock, $.10 par value-
     5,000,000 shares authorized, 715,963 and 713,988
     issued and outstanding on March 31, 1995 and
     December 31, 1994, respectively                                                   71,596             71,399
   Surplus                                                                          6,167,103          6,144,070
   Unearned ESOP shares                                                               (67,926)           (73,021)
   Unrealized gains/losses on securities available-for-sale, net of deferred
     taxes of $251,300 in March 1995 and $477,000 in December 1994                   (592,500)        (1,062,800)
   Retained earnings                                                                  591,783            293,698
                                                                                ________________    _______________

     Total stockholders' equity                                                     6,170,056          5,373,346
                                                                                ________________    _______________
Total liabilities and stockholders' equity                                       $107,693,902       $103,965,960
                                                                                ================    ===============



MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
__________________________________________________________________________________________________
                                        Three Months Ended                      Year Ended
                                             March 31,                         December 31,
                                       1995             1994                       1994
                                  ______________   ________________         _________________
INTEREST INCOME:
Loans, including fees               $1,546,455       $1,218,168                $5,463,501
Securities                             439,900          445,144                 1,782,504
Federal funds sold                      43,782           35,656                   142,473
                                  ______________   ________________         _________________
TOTAL                                2,030,137        1,698,968                 7,388,478

INTEREST EXPENSE:
Interest on deposits                   568,873          450,781                 1,924,906
Interest on note payable                29,139           14,083                    51,195
                                  ______________   ________________         _________________
TOTAL                                  598,012          464,864                 1,976,101
                                  ______________   ________________         _________________
NET INTEREST INCOME                  1,432,125        1,234,104                 5,412,377

PROVISION FOR LOAN LOSSES               55,000           80,000                   210,000
                                  _______________  ________________         _________________
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          1,377,125        1,154,104                 5,202,377
                                  _______________  ________________         _________________
OTHER OPERATING INCOME:
Service charges on deposits            249,211          233,135                 1,015,529
Gains (losses) on securities, net            -                -                     1,178
Other charges and fees                 108,569          124,256                   406,187
                                  ________________  ________________        _________________
TOTAL OTHER INCOME                     357,780          357,391                 1,422,894
                                  ________________  ________________        _________________
OTHER EXPENSES:
Salaries and employee benefits         587,802          543,529                 2,242,892
Occupancy expense                      218,935          197,530                   822,615
Professional fees                       42,962           45,647                   218,287
FDIC assessments                        51,939           52,730                   209,508
Marketing expenses                      52,818           43,537                   207,295
General and bond insurance              27,327           28,086                   109,674
Data processing expenses                24,927           31,020                   108,572
Postage                                 28,178           26,792                   104,365
Director fees                           22,409           23,771                    95,509
Education and travel                    22,152           20,015                    91,896
Printing and supplies                   31,135           19,753                   113,526
Telephone                               22,758           22,319                    94,985
Expenses on other real estate
owned, net                              16,006           11,052                    22,500
Other                                  126,215          107,503                   440,506
                                  ________________   _______________         ________________
TOTAL OTHER EXPENSES                 1,275,563        1,173,284                 4,882,130
                                  ________________   _______________         ________________
NET INCOME BEFORE INCOME TAXES         459,342          338,211                 1,743,141
PROVISION FOR INCOME TAXES             161,257          114,817                   601,500
                                  ________________   _______________         ________________
NET INCOME                            $298,085         $223,394                $1,141,641
                                  ================   ===============         ================
Net income per common share              $0.42            $0.32                     $1.61
                                  ================   ===============         ================
Average number of
  shares outstanding                   715,078          705,587                   709,552
                                  ================    ==============         ================



MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1995 (UNAUDITED)
____________________________________________________________________________________________________________________________

                                                                                  UNREALIZED
                               COMMON STOCK                          ESOP       (GAINS) LOSSES ON     RETAINED
                            SHARES      AMOUNT        SURPLUS      OBLIGATION     SECURITIES AFS      EARNINGS       TOTAL
                         _______________________   _____________ ______________ __________________ ______________ _____________
BALANCE,
  DECEMBER 31, 1994        713,988      $71,399       $6,144,070    ($73,021)       ($1,062,800)       $293,698     $5,373,346

Issuance of common stock     1,975          197           23,033                                                        23,230
Net income                                                                                              298,085        298,085
ESOP obligation repayments                                             5,095                                             5,095
Net change in unrealized
  gain/loss on securities
  available-for-sale,
  net of tax                                                                            470,300                        470,300
                         ____________  ___________  ______________ ____________ __________________ ______________ ______________

BALANCE,
  MARCH 31, 1995          715,963       $71,596       $6,167,103    ($67,926)         ($592,500)       $591,783     $6,170,056
                         ============  ===========  ============== ============ ================== ============== ==============



MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
____________________________________________________________________________________________

                                                                      March 31,

                                                                1995             1994
                                                           _______________  ________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $298,085          $223,394
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                               71,562            68,906
    Provision for loan losses                                   55,000            80,000
    Provision for deferred taxes                                     -           114,817
    Premium amortization, net                                   37,301            49,979
    Write-down of other real estate owned                        5,000             5,548
    Change in accrued interest receivable                       11,412           (71,750)
    Change in accrued interest payable                          42,689             3,326
    Change in other liabilities                               (300,494)         (119,192)
    Change in other assets                                     (77,175)         (242,240)
                                                           ________________  _______________

NET CASH PROVIDED BY OPERATING ACTIVITIES                      143,380           112,788
                                                           ________________  _______________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase (decrease) in interest-bearing deposits         (49,963)              622
  Proceeds from sales of securities available-for-sale               -           601,236
  Proceeds from maturities and calls of securities
  available-for-sale                                         3,315,366           220,838
  Purchases of securities held-to-maturity                    (728,864)                -
  Purchases of securities available-for-sale                         -        (2,098,035)
  Loan originations, net of repayments                      (1,025,985)       (3,033,503)
  Purchases of premises and equipment                         (151,377)          (43,880)
                                                          ________________   _______________
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          1,359,177        (4,352,722)
                                                          ________________   _______________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                   2,216,839         4,357,303
  Net increase (decrease) in repurchase agreements              13,749              (766)
  Issuance of notes payable                                  1,000,000           165,000
  Repayments of notes payable                                  (36,456)          (31,826)
  Proceeds from issuance of common stock                        23,230            26,802
  Payment of fractional shares resulting from
   stock dividend                                                    -              (643)
                                                         _________________   _______________

NET CASH PROVIDED BY FINANCING ACTIVITIES                    3,217,362         4,515,870
                                                         _________________   _______________

NET INCREASE IN CASH & CASH EQUIVALENTS                      4,719,919           275,936

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR                   8,641,989        10,464,078
                                                         _________________   _______________

CASH & CASH EQUIVALENTS, END OF QUARTER                    $13,361,908       $10,740,014
                                                         =================   ===============

MIDSOUTH BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
_____________________________________________________________________________

1. STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED FINANCIAL INFORMATION

    The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth and its subsidiary as of March 31, 1995 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1994 annual report and Form 10-KSB.

2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

    An analysis of the activity in the allowance for loan and lease losses is as follows:

                                                Three months Ended
                                                       March 31,
                                                1995          1994
                                            ____________ _____________

   Balance at beginning of year                 $874           $824
    Provision for loan losses                     55             80
    Recoveries                                    25             48
    Loans charged off                            (50)          (113)
                                            ____________ _____________
    Balance at end of quarter                   $905           $839
                                            ============ =============

3.  LOAN IMPAIRMENT

    Effective January 1, 1995, Midsouth adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," which was subsequently amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures." SFAS No. 114 requires the measurement of impaired loans be based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair market value of its collateral. SFAAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Therefore, MidSouth's smaller balance substandard loans were grouped as homogeneous loans, consisting of residential mortgage loans, consumer loans, and performing commercial and real estate loans under a certain dollar amount. The adoption of SFAS No. 114 did not result in additional provisions for loan losses for the first quarter of 1995 due to MidSouth's existing policy of measuring loan impairment, which meets the requirements set forth in SFAS No. 114.

    SFAS No. 118 allows a creditor to use existing methods for recognizing interest income on impaired loans. The adoption of SFAS No. 118 did not affect the amount of interet income reported for the three months ending March 31, 1995.

    At March 31, 1995, the recorded investment in loans that are considered to be impaired under Statement 114 was $483,230. Included in this amount is $345,537 of impaired loans for which the related allowance for credit losses in $70,000 and $137,693 of impaired loans that do not have an allowance for credit losses. There was no significant change in these amounts during the three months ended March 31, 1995, and no interest income was recognized on a cash basis on impaired loans during the same period.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Overview

          This review should be read in conjunction with MidSouth Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1994 financial statements, the notes thereto and the related Management's Discussion and Analysis.

          MidSouth reported earnings for the first quarter of 1995 of $298,085, representing a 33.4% increase over net income for the first quarter of 1994 of $223,394. Earnings per share for the first quarter of 1995 were $.42 based on 715,078 average shares outstanding as compared to $.32 on 705,587 average shares outstanding for the first quarter of 1994.

          The reported increase in earnings for the first quarter of 1995 was attributable primarily to an increase of $198,021 in net interest income due to growth in the loan portfolio and to a decrease of $25,000 in the provision for loan and lease losses. The increase in earnings was partially offset by an increase in expenses attributable to salaries and employee benefits, occupancy, marketing, printing and supplies, and other miscellaneous expenses.

          At March 31, 1995, MidSouth's total assets were $107,693,902, an increase of 3.6% over the $103,965,960 reported at year-end 1994 and an increase of 5.8% over the $101,808,710 at the end of the first quarter of 1994. Total deposits grew from $94,932,110 at March 31, 1994 to $96,490,355 at December 31, 1994 and to
          $98,707,194 at March 31, 1995.

          Loans, net of the Allowance for Loan and Lease Losses ("ALLL"), at the current quarter-end were $60,535,205 compared to $59,558,341 at December 31, 1994 and $51,915,297 at March 31,
          1994.   Provisions to the ALLL totaled $55,000 as compared to
          $80,000 for the three month period ending March 31, 1994.
          The provisions increased MidSouth's total reserves to $905,175 at the end of the first quarter of 1995.
          Non-performing loans increased $56,724 from December 31, 1994 to a total of $306,417 or .50% of total loans. There was no material change in other non-performing assets during the first quarter of 1995, but loans past due 90 days or more increased by $163,316 from March 31, 1994 to a total of $230,861 as of March 31, 1995.

          As of March 31, 1995, MidSouth's annualized return on average equity was 19.86% and annualized return on average assets was 1.16%. The leverage capital ratio was 6.72% at the current quarter-end.

          Earnings Analysis

          Net Interest Income

          Average earning assets increased $5.0 million from $89.7 million for the three months ending March 31, 1994 to $94.7 million for the three months ending March 31, 1995. The $5.0 million increase is the net result of a $9.7 million increase in the loan portfolio and a $4.7 million decrease in the volume of securities and federal funds sold. Cash flows from federal funds sold, maturing securities and principal payments on mortgage-backed securities were reinvested in the loan portfolio. In addition, a $3.0 million increase in the average volume of deposits and a short-term borrowing of $1.0 million from the Federal Home Loan Bank provided additional funding for the loan growth. Of the $3.0 million increase in the average volume of deposits, $1.6 million represents growth in non-interest bearing deposits.

          Increases in the average loan volume and the average yield on loans more than offset increases in the average volume of interest-bearing liabilities and the average rate paid on interest-bearing liabilities to result in increased net interest income of $198,021 in quarterly comparison. Average loan volume increased from $50.6 million at March 31, 1994 to $60.3 million at March
          31, 1995. This volume increase, combined with a 64 basis point increase in the average yield on loans (from 9.75% to 10.39%) for the same period, contributed $328,287 to the increase in interest income from earning assets. Volume decreases in the securities portfolio and federal funds sold were offset by increases in the average yields on these investments to net a minimal contribution to the increase in income from these earning assets of $2,882.

          With the rise in interest rates, interest expense increased $133,148 for the first quarter of 1995 as compared to the first quarter of 1994 due to a 71 basis point increase in the average rate paid on interest-bearing liabilities (from 2.84% to 3.55%). In addition, the average volume of interest-bearing liabilities increased $2.0 million, from $66.3 million to $68.3 million. The increase in volume is due to additional borrowing from the Federal Home Loan Bank and from an increase in interest-bearing public funds deposits.

          As a result of these changes in average volumes and average yields on earning assets and interest-bearing liabilities, the net yield on average earning assets increased 56 basis points, from 5.57% as of March 31, 1994 to 6.13% as of March 31, 1995.

          Non-interest Income

          MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $16,076 for the first quarter of 1995 as compared to the first quarter of 1994, primarily due to an increase in insufficient funds fees. Other non-interest income decreased $15,687 in quarterly comparisons primarily due to a decrease of $26,880 in fees earned through a real estate mortgage program that was partially offset by increases in check order income, ATM fees and fee income earned from early withdrawal of certificates of deposit. Rising interest rates slowed activity in the real estate mortgage program after the first quarter of 1994, which resulted in the decrease in fees earned from the program. Fees from early withdrawals of certificates of deposits increased during the first quarter of 1995 as customers took advantage of rising short term rates.

          Non-interest Expense

          Non-interest expense increased 8.7% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. The increase resulted primarily from increases in salaries and employee benefits, occupancy expenses, printing and supplies, and marketing expenses. Additionally, an increase of $18,712 was recorded in the "Other" expenses category, but, no significant change was reported for any individual component of that category.

          Salaries and employee benefits increased $44,273 in quarterly comparisons due to an increase in the number of full time equivalent employees from 72 to 80. Throughout 1994, additional staff was added at branch locations to handle peak transaction periods and insure quality customer service. In addition, two employees were added to a staff that provides replacement personnel as needed during absences and vacation periods, and a consumer lender was added at the Ambassador Caffery Branch during the first quarter of 1995.

          Occupancy expense increased in the three month period ending March 31, 1995 as compared to the same period of 1994 due to increases in building lease expense, utilities, and advalorem taxes. Building lease expense and utilities increased primarily due to an increase provided for in the lease agreement on the corporate office location and the leasing of additional space in November of 1994. The additional leased space provided MidSouth with a training facility and additional offices. Advalorem taxes increased due to increases in real property and capital stock values reported.

          Marketing and promotional expenses increased due to expenses related to community service programs, public relations programs and dues to civic organizations. Printing and office supplies expenses increased due to costs associated with the addition of the Opelousas Branch opened on April 10, 1995.

          FDIC assessment fees were slightly lower for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 due to a lower premium rate and an improvement in risk
          classification in December 1994.   Through review of FDIC
          correspondence and discussions with its representatives, management anticipates possible significant reductions in FDIC premiums beginning in the fourth quarter of 1995.

          Balance Sheet Analysis

          MidSouth ended the first quarter of 1995 with consolidated assets of $107,693,902, an increase of $3.7 million from December 31, 1994 consolidated assets of $103,965,960. The increase in consolidated assets was funded primarily from additional funds deposited through a public funds contract obtained on January 1, 1995 and from a $1.0 million short term borrowing from the Federal Home Loan Bank.

          As of March 31, 1995, total deposits increased $2.2 million to $98,707,194 as compared to $96,490,355 at December 31, 1994, primarily due to the addition of $2.4 million in deposits from the above mentioned public funds contract. Fluctuations in commercial deposits resulted in a decrease of $1.6 million in total deposits held in commercial accounts, including certificates of deposit. The decrease resulted in part from the withdrawal of commerical deposits associated with a few large commercial loans that were paid out unexpectedly during the first quarter of 1995. Total consumer (individual) deposits increased $1.4 million, primarily due to deposits that accompanied loan relationships established as a result of an installment loan promotion held during the month of March 1995.

          Total loans increased $1,008,105 during the first quarter of 1995 from $60,432,275 reported at December 31, 1994. The installment loan promotion held in March 1995 resulted in an increase of $2.0 million in the consumer loan portfolio. A decrease of $1.0 million in the commercial loan portfolio resulted from the unexpected payout of a few larger commercial loans. Competition for quality commercial loans has intensified in the Lafayette area in the past several months, and as a result, the magnitude of loan growth in future periods could slow. Activity has increased, however, in other commercial credit programs, including MidSouth's Business Manager accounts receivable program and commercial lease financing.

          Securities available-for-sale decreased $2.5 million, from $31.4 million at December 31, 1994 to $28.9 million at March 31, 1995. The decrease represents a net result of maturities of securities available-for-sale partially offset by an improvement of $696,000 in the market value of the securities available-for-sale. Unrealized losses in the securities available-for-sale portfolio, net of unrealized gains and tax effect, were $592,500 at March 31, 1995, compared to $1,062,800 at December 31, 1994 . These amounts result from interest rate fluctuations and do not represent permanent impairment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

          Approximately $3.3 million in cash flows resulted from maturities of securities available-for-sale and payments received on mortgage-backed securities during the first quarter of 1995. Of the $3.3 million, $728,864 was used to purchased tax-exempt municipal securities and $1.0 million was used to fund loans. Management anticipates additional purchases of tax-exempt municipal securities throughout 1995 as quality offerings become available.

          Capital Ratios

          As of March 31, 1995, MidSouth's leverage ratio was 6.72% as compared to 6.45% at December 31, 1994. Tier 1 capital to risk-weighted assets was 11.04% and total capital to risk-weighted assets was 12.30% at the end of the first quarter of 1995. At year-end 1994, Tier 1 capital to risk-weighted assets was 10.95% and total capital to risk-weighted assets was 12.20%. Effective December 31, 1994, regulatory agencies announced that the net unrealized gains or losses on securities available-for-sale would not be included in the calculations of regulatory capital ratios. Therefore, the value of available-for-sale securities is based on historical cost rather than on market value for purposes of calculating risk-based and leverage capital ratios.



          Common Stock Information

          Table 1 below lists the high, low and period-end closing sales prices of MidSouth's common stock on the American Stock Exchange Emerging Company Marketplace (the "ECM") for the past five quarters. Additional information on the price and volume of transactions on the ECM currently appears in the Wall Street Journal under the caption "Emerging Companies" under the heading "American Stock Exchange Composite Transactions."

                        TABLE 1  -  COMMON STOCK INFORMATION

                         1995                     1994

                         1ST       4TH       3RD       2ND       1ST
                         QTR       QTR       QTR       QTR       QTR

          High Price     $12.38    $12.50    $11.88    $11.25    $9.38
          Low Price      $10.88    $11.25    $10.00    $8.75     $8.88
          Closing Price  $10.88    $11.50    $11.13    $10.25    $8.88

          Nonperforming Assets and Past Due Loans

          Table 2 on page 14 below summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.

          Nonperforming assets were $499,767 as of March 31, 1995, an increase of $51,724 from the $448,043 reported for December 31, 1994 and a decrease of $115,806 from the $615,573 reported for March 31, 1994. The increase in the first quarter of 1995 results from the addition of one loan placed on nonaccrual. No significant changes occurred in other nonperforming assets during the first quarter of 1995. The decrease in Other Real Estate Owned ("OREO") for the twelve months ended March 31, 1995 resulted from the sale of three parcels of OREO in 1994.

          Loans past due 90 days or more increased from $67,545 in March 1994 to $104,060 in December 1994 and to $230,861 as of March 31,
          1995. The increase results primarily from two commercial loans totaling $135,000, one of which is an Small Business Administration ("SBA") guaranteed loan in the process of settlement with the SBA, and the other of which in management's opinion will be brought current without the need for restructing. Management has no serious doubts as to the borrowers' abilities to comply with loan repayment terms.

          Specific reserves have been established in the ALLL to cover potential losses on nonperforming assets. The ALLL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $905,175 in the reserve as of March 31, 1995 is sufficient to cover potential losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

                                    TABLE 2
                            Nonpreforming Assets and
                              Loans Past Due 90 Days
______________________________________________________________________________________________
                                        March 31,           December 31,       March 31,
                                           1995                 1994              1994
______________________________________________________________________________________________
Nonperforming loans
  Nonaccrual loans                      $301,749              $244,800          $317,149
  Restructured loans                       4,668                 4,893             5,901
                                     ________________     _______________   _______________

Total nonperforming loans                306,417               249,693           323,050

Other real estate owned, net             193,350               198,350           291,523
Other assets repossessed                       -                     -             1,000
                                     _________________    _______________    ______________

Total nonperforming assets              $499,767              $448,043           $615,573
                                     =================    ===============    ==============

Loans past due 90 days
 or more and still accruing              230,861               104,060             67,545

Nonperforming loans as a %
 of total loans                             0.50%                 0.41%              0.61%

Nonperforming assets as a %
 of total loans, other real
 estate owned and other
 assets repossessed                         0.81%                 0.74%              1.16%

ALLL as a % of nonperforming loans        295.41%               350.00%            259.74%

_______________________________________________________________________________________________
