Form 10QSB
period 1995-06-30
MIDSOUTH BANCORP INC
filed 1995-08-11
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10QSB


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended..............  June 30, 1995


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ..... to ....


                         COMMISSION FILE NUMBER 2-91-000FW

                               MIDSOUTH BANCORP, INC.
                      Louisiana                   72 -1020809

                  102 Versailles Boulevard, Lafayette, Louisiana
                                       70501
                                  (318) 237-8343

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
          filing requirements for the past 90 days.     YES   X   NO

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                          Outstanding as of July 31, 1995

           Common stock, $.10 par value                       719,650

                   Transitional Small Business Disclosure Format:
                               Yes             No    X

          PART 1 - FINANCIAL INFORMATION

               Item 1.  Financial Statements (Unaudited)Page

                    Statements of Condition - June 30, 1995 and             3
                          December 31, 1994

                    Statements of Income - Three and Six Months Ended
                         June 30, 1995 and 1994                             4

                    Statement of Stockholders' Equity - Six Months Ended
                         June 30, 1995                                      5

                    Statements of Cash Flows - Six Months Ended June 30,
                         1995 and 1994                                      6

                    Notes to Financial Statements                           7

               Item 2.  Management's Discussion and Analysis or
                         Plan of Operation                                  8

          PART II - OTHER INFORMATION

               Item 4.  Submission of Matters to a Vote of Security
                         Holders                                           15

               Item 6.  Exhibits and Reports on Form 8-K                   16

               Signatures                                                  17

MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

- ----------------------------------------------------------------------------------------


                                                            June 30,         December 31,
ASSETS                                                       1995               1994
                                                        --------------     --------------
Cash and due from banks                                    $6,010,821         $6,941,989
Federal funds sold                                          5,550,000          1,700,000
                                                        --------------     --------------
     Total cash and cash equivalents                       11,560,821          8,641,989

Interest bearing deposits in banks                             70,427             48,422
Securities available-for-sale, at fair value
  (cost of $28,318,892 in June 1995 and
  $32,909,276 in December 1994)                           $28,318,892         28,027,042
Securities held-to-maturity (estimated market
  value of $3,255,322 in June 1995 and
  $372,274 in December 1994)                                3,194,728            370,946
Loans, net of allowance for loan and lease
  losses of $920,116 in June 1995 and $873,934
  in December 1994                                         65,950,076         59,558,341
Bank premises and equipment, net                            2,797,534          2,117,512
Other real estate owned, net                                  180,270            198,350
Accrued interest receivable                                   608,281            695,604
Goodwill, net                                                 179,324            191,691
Other assets                                                  703,563            773,629
                                                        --------------     --------------
     Total assets                                        $113,272,066       $103,965,960
                                                        ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                    $30,207,714        $31,035,865
  Interest bearing                                         74,416,093         65,454,490
                                                        --------------     --------------
     Total deposits                                       104,623,807         96,490,355

Securities sold under
     repurchase agreements                                    319,369            301,730
Accrued interest payable                                      279,192            191,366
Notes payable                                               1,114,107          1,195,917
Other liabilities                                              63,256            413,246
                                                        --------------     --------------
     Total liabilities                                    106,399,731         98,592,614
                                                        --------------     --------------
Commitments and contingencies                                       -                  -

Stockholders' Equity:
   Preferred Stock, no par value- 5,000,000
    authorized, none issued and outstanding                         -                  -
   Common stock, $.10 par value-
    5,000,000 shares authorized, 718,695 and
    713,988 issued and outstanding on
    June 30, 1995 and December 31, 1994,
    respectively                                               71,869             71,399
   Surplus                                                  6,197,796          6,144,070
   Unearned ESOP shares                                       (64,611)           (73,021)
   Unrealized gains/losses on securities
    available-for-sale, net of deferred taxes
    of $133,000 in June 1995 and $477,000 in
    December 1994                                            (223,850)        (1,062,800)
   Retained earnings                                          891,131            293,698
                                                        --------------     --------------
     Total stockholders' equity                             6,872,335          5,373,346
                                                        --------------     --------------
Total liabilities and stockholders' equity               $113,272,066       $103,965,960

                                                        ==============     ==============
See notes to consolidated financial statements.

- -----------------------------------------------------------------------------------------

MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

- -----------------------------------------------------------------------------------------------



                                      Three Months Ended                 Six Months Ended
                                          June 30,                           June 30,
                                    1995             1994             1995             1994

                                -----------------------------     -----------------------------
INTEREST INCOME:
Loans, including fees            $1,702,958       $1,350,438       $3,249,413       $2,566,614
Securities and interest-bearing     451,261          436,872          893,133          882,016
Federal funds sold                   58,589           50,341          100,399           85,997
                                ------------     ------------     ------------     ------------

TOTAL                             2,212,808        1,837,651        4,242,945        3,534,627
                                ------------     ------------     ------------     ------------

INTEREST EXPENSE:
Interest on deposits                679,544          469,060        1,248,417          920,529
Interest on notes payable            28,250           14,047           57,389           27,442
                                ------------     ------------     ------------     ------------

TOTAL                               707,794          483,107        1,305,806          947,971
                                ------------     ------------     ------------     ------------

NET INTEREST INCOME               1,505,014        1,354,544        2,937,139        2,586,656

PROVISION FOR LOAN LOSSES            35,000           60,000           90,000          140,000
                                ------------     ------------     ------------     ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES       1,470,014        1,294,544        2,847,139        2,446,656
                                ------------     ------------     ------------     ------------

OTHER OPERATING INCOME:
Service charges on deposits         256,792          260,548          506,003          493,683
Gains (losses) on securities,
  net                                     -                -                -                -
Other charges and fees              132,191          106,311          240,760          232,559
                                ------------     ------------     ------------     ------------

TOTAL OTHER INCOME                  388,983          366,859          746,763          726,242
                                ------------     ------------     ------------     ------------

OTHER EXPENSES:
Salaries and employee benefits      643,328          557,049        1,231,130        1,100,578
Occupancy expense                   244,329          229,582          463,264          427,112
Professional fees                    69,527           58,323          112,489          103,970
FDIC assessments                     51,940           52,731          103,879          105,461
Marketing expenses                   69,518           48,447          122,336           91,984
General and bond insurance           27,010           27,107           54,337           55,193
Data processing expenses             23,687           30,275           48,614           61,295
Postage                              28,822           23,801           57,000           50,593
Director fees                        25,698           25,984           48,107           49,755
Education and travel                 26,223           25,211           48,375           42,924
Printing and supplies                42,808           27,276           73,943           47,029
Telephone                            33,470           23,990           56,228           46,309
Expenses on other real estate
  owned, net                         11,976              942           27,982           11,994
Other                               119,727           88,620          245,942          198,425
                                ------------     ------------     ------------     ------------

TOTAL OTHER EXPENSES              1,418,063        1,219,338        2,693,626        2,392,622
                                ------------     ------------     ------------     ------------

NET INCOME BEFORE INCOME TAXES      440,934          442,065          900,276          780,276
PROVISION FOR INCOME TAXES          141,586          150,415          302,843          265,232
                                ------------     ------------     ------------     ------------

NET INCOME                         $299,348         $291,650         $597,433         $515,044
                                ============     ============     ============     ============

Net income per common share           $0.42            $0.41            $0.83            $0.73
                                ============     ============     ============     ============
Average number of
  shares outstanding                717,290          708,568          716,190          707,086
                                ============     ============     ============     ============

See notes to consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1995 (UNAUDITED)

- ----------------------------------------------------------------------------------------------------------------------------



                                                                                UNREALIZED
                            COMMON STOCK                           ESOP      (GAINS) LOSSES ON      RETAINED
                         SHARES      AMOUNT        SURPLUS      OBLIGATION    SECURITIES AFS        EARNINGS        TOTAL
                        ----------------------   -----------   ------------   ---------------     ------------   -----------
BALANCE,
  DECEMBER 31, 1994      713,988      $71,399    $6,144,070       ($73,021)      ($1,062,800)        $293,698    $5,373,346

Issuance of common
  stock                    1,975          197        23,033                                                          23,230
Net income                                                                                            298,085       298,085
ESOP obligation
  repayments                                                         5,095                                            5,095
Net change in
  unrealized gain/loss
  on securities
  available-for-sale,
  net of tax                                                                         470,300                        470,300
                        ---------   ----------   -----------   ------------        ----------     ------------   -----------

BALANCE,
  MARCH 31, 1995         715,963      $71,596    $6,167,103       ($67,926)        ($592,500)        $591,783    $6,170,056

Issuance of common
  stock                    2,732          273        30,693                                                          30,966
Net income                                                                                            299,348       299,348
ESOP obligation
  repayments                                                         3,315                                            3,315
Net change in
  unrealized gain/loss
  on securities
  available-for-sale,
  net of tax                                                                         368,650                        368,650
                        ---------   ----------   -----------   ------------        ----------     ------------   -----------

BALANCE,
JUNE 30, 1995            718,695      $71,869    $6,197,796       ($64,611)        ($223,850)        $891,131    $6,872,335
                        =========   ==========   ===========   ============        ==========     ============   ===========

See notes to consolidated financial statements.

                                                               5

MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

- -----------------------------------------------------------------------------------------


                                                                      June 30,

                                                               1995             1994
                                                           ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $597,433          $515,044
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                              148,688           138,025
    Provision for loan losses                                   90,000           140,000
    Provision for deferred taxes                                     -           270,682
    Premium amortization, net                                   71,002           106,315
    Net loss (gain) on sale of other real estate owned           2,135            (2,691)
    Write-down of other real estate owned                       12,400             9,548
    Change in accrued interest receivable                       87,323            (1,611)
    Change in accrued interest payable                          87,826            15,235
    Change in other liabilities                               (365,116)          (58,636)
    Change in other assets                                    (323,808)         (138,238)
                                                           ------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      407,883           993,673
                                                           ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits                    (22,005)             (790)
  Proceeds from sales of securities available-for-sale               -           220,838
  Proceeds from maturities and calls of securities
    available-for-sale                                       4,692,408         1,319,479
  Purchases of securities held-to-maturity                  (3,002,563)                -
  Purchases of securities available-for-sale                         -        (2,099,202)
  Loan originations, net of repayments                      (6,493,980)       (5,964,040)
  Purchases of premises and equipment                         (816,343)          (99,844)
  Proceeds from sales of other real estate owned                21,545            79,491
                                                           ------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                       (5,620,938)       (6,544,068)
                                                           ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                   8,133,452         6,577,108
  Net increase (decrease) in repurchase agreements              17,639           (20,967)
  Issuance of notes payable                                  1,000,000           563,000
  Repayments of notes payable                               (1,073,400)          (60,045)
  Proceeds from issuance of common stock                        54,196            52,684
  Payment of fractional shares resulting from stock
    dividend                                                         -              (641)
                                                           ------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    8,131,887         7,111,139
                                                           ------------     -------------

NET INCREASE IN CASH & CASH EQUIVALENTS                      2,918,832         1,560,744

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR                   8,641,989        10,464,078
                                                           ------------     -------------

CASH & CASH EQUIVALENTS, END OF QUARTER                    $11,560,821       $12,024,822
                                                           ============     =============

See notes to consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------



1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

       The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth and its subsidiary as of June 30, 1995 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1994 annual report and Form 10-KSB.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

       An analysis of the activity in the allowance for loan and lease losses is as follows:

                                        Six Months Ended
                                             June 30,
                                       1995          1994
                                    ----------   -----------

       Balance at beginning of year      $874          $824
         Provision for loan losses         90           140
         Recoveries                        43            74
         Loans charged off                (87)         (216)
                                    ----------   -----------

       Balance at end of quarter         $920          $822
                                    ==========   ===========


3.  LOAN IMPAIRMENT

     Effective January 1, 1995, MidSouth adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," which was subsequently amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires the measurement of impaired loans be based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair market value of its collateral.
     SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Therefore, MidSouth's smaller balance substandard loans were grouped as homogeneous loans, consisting of residential mortgage loans, consumer loans, and performing commercial and real estate loans under a certain dollar amount. The adoption of SFAS No. 114 did not result in additional provisions for loan losses for the first six months of 1995 due to MidSouth's existing policy of measuring loan impairment, which meets the requirements set forth in SFAS No. 114.

     SFAS No. 118 allows a creditor to use existing methods for recognizing interest income on impaired loans. The adoption of SFAS No. 118 did not affect the amount of interest income reported for the three months ending June 30, 1995.

     At June 30, 1995, the recorded investment in loans that are considered to be impaired under Statement 114 was $605,431. Included in this amount is $287,621 of impaired loans for which the related allowance for credit losses is $60,000 and $317,810 of impaired loans that do not have an allowance for credit losses. Two credits were added to total loans considered impaired during the second quarter of 1995 due to management's doubts as to ability of the borrowers to meet principal and interest obligations in full.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OR PLAN  OF OPERATION

          Overview

          This review should be read in conjunction with MidSouth Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1994 financial statements, the notes thereto and the related Management's Discussion and Analysis. On July 31, 1995, Sugarland Bancshares, Inc. and its wholly-owned subsidiary, Sugarland State Bank, merged into registrant MidSouth and MidSouth National Bank, respectively, and MidSouth issued 187,286 shares of its cumulative convertible preferred stock to former shareholders of Sugarland Bancshares, Inc. The financial information in this report does not include the results of such transaction, which will be accounted for as a purchase.

          MidSouth reported earnings for the second quarter of 1995 of $299,348 as compared to the second quarter of 1994 of $291,650. Earnings per share for the second quarter of 1995 were $.42 based on 717,290 average shares outstanding as compared to $.41 on 708,568 average shares outstanding for the second quarter of 1994.

          Earnings for the six months ending June 30, 1995 totaled $597,433 ($.83 per share) as compared to $515,044 ($.73 per share) for the six months ending June 30, 1994. The improvement in earnings resulted from increased net interest income due primarily to increases in volume and yield on loans. Additionally, a $50,000 decrease in provisions to the Allowance for Loan and Lease Losses ("ALLL") in year-to-date comparison also contributed to the increase in income.

          Net interest income increased $150,470 and non-interest income increased $22,124 in quarterly comparisons; however, increased expenses resulting from a new branch in Opleousas partially offset the increased income.

          At June 30, 1995, MidSouth's total assets were $113,272,066, an increase of 8.95% over the $103,965,960 reported at year-end 1994 and an increase of 8.37% over the $104,527,294 at the end of the second quarter of 1994. Total deposits grew from $96,427,304 at June 30, 1994 to $96,490,355 at December 31, 1994 and to
          $104,623,807 at June 30, 1995.

          Loans, net of the ALLL, at the current quarter-end were $65,950,076 compared to $59,558,341 at December 31, 1994 and
          $54,785,834 at June 30, 1994.   Provisions to the ALLL in the
          current quarter totaled $35,000 as compared to $60,000 for quarter ending June 30, 1994. The provisions increased MidSouth's total reserves to $920,116 at the end of the second quarter of 1995. Non-performing loans increased $159,575 from December 31, 1994 to a total of $409,268 or .61% of total loans. The increase results from the addition of two loans about which management has doubts as to the full collectibility of principal and interest. However, management does not anticipate a full loss on either loan. There was no material change in other non-performing assets during the first six months of 1995.

          MidSouth's annualized return on average equity was 19.69% and annualized return on average assets was 1.11% for the three month period ending June 30, 1995. The leverage capital ratio was 6.74% at the current quarter-end.

          Earnings Analysis

          Net Interest Income

          Average earning assets increased $3.4 million from $92.4 million for the six months ending June 30, 1994 to $95.8 million for the six months ending June 30, 1995. The $3.4 million increase is the net result of a $9.6 million increase in the loan portfolio and a $6.2 million decrease in the volume of securities and federal funds sold. Of the cash flows derived from federal funds sold, maturing securities and principal payments on mortgage-backed securities, $2.8 million was reinvested in non-taxable municipal securities. In addition, a $3.4 million increase in the average volume of deposits provided additional funding for
          loan growth.   Of the $3.4 million increase in the average volume
          of deposits, $2.5 million represents growth in interest-bearing deposits.

          Increases in the average loan volume and the average yield on loans more than offset increases in the average volume of interest-bearing liabilities and the average rate paid on interest-bearing liabilities to result in increased net interest income of $350,483 in year-to-date comparison. Average loan volume increased from $52.9 million at June 30, 1994 to $62.5 million at June 30, 1995. This volume increase, combined with a 70 basis point increase in the average yield on loans (from 9.78% to 10.48%) for the same period, contributed $682,799 to the increase in interest income from earning assets. Volume decreases in the securities portfolio and federal funds sold were offset by increases in the average yields on these investments to net a minimal contribution to the increase in income from these earning assets of $25,519.

          With the rise in interest rates and a subsequent increase in the volume of interest-bearing deposits, interest expense increased $357,835 for the first six months of 1995 as compared to the
          first six months of 1994.   The average rate paid on all
          interest-bearing liabilities increased 92 basis points (from 2.81% to 3.73%). The average volume of interest-bearing liabilities increased $2.7 million, from $67.9 million to $70.6 million. The increase in volume results primarily from the $2.5 million increase in interest-bearing deposits. Additionally, a $1 million borrowing from the Federal Home Loan Bank ("FHLB") during the first quarter of 1995 contributed to a higher average volume of interest-bearing liabilities for the six months ended June 30, 1995. The $1 million FHLB borrowing was paid in full in April 1995.

          As a result of these changes in average volumes and average yields on earning assets and interest-bearing liabilities, the net yield on average earning assets increased 54 basis points, from 5.64% as of June 30, 1994 to 6.18% as of June 30, 1995.

          Non-interest Income

          MidSouth's primary source of non-interest income, service charges and insufficient funds fees on deposit accounts, increased $12,320 for the six months ended June 30, 1995 as compared to the same period of 1994, primarily due to an increase in the volume of transaction accounts. MidSouth's transaction accounts totaled 8,343 as of June 30, 1995 compared to 7,195 accounts as of June 30, 1994. In quarterly comparisons, income from deposit account charges decreased $3,756 due to a decrease in insufficient funds fees.

          Other non-interest income increased $25,880 and $8,201 in quarterly and year-to-date comparisons, respectively, primarily due to increases in fees earned through check order income, ATM fees and early withdrawal penalties on certificates of deposit. Fees from early withdrawals of certificates of deposits increased during the first six months of 1995 as customers took advantage of rising short term rates.

          Non-interest Expense

          Non-interest expense increased 16.30% and 12.58%for the three and six months ended June 30, 1995, respectively, as compared to the three and six months ended June 30, 1994. The increases result primarily from increases in salaries and employee benefits, occupancy expenses, printing and supplies, and marketing expenses. Additionally, quarterly and year-to-date increases were recorded in the "Other" expenses category, but no significant change was reported for any individual component of that category.

          Salaries and employee benefits increased $86,279 in quarterly comparisons due primarily to the addition of the Opelousas branch staff in April of 1995. The number of full time equivalent employees increased during the second quarter of 1995 to 89 from 80 as of March 31, 1995 and as compared to 78 as of June 30, 1994.

          Occupancy expense increased in the three and six month period ending June 30, 1995 as compared to the same period of 1994 due to increases in building lease expense, utilities, and advalorem taxes. Building lease expense and utilities increased primarily due to the lease expense on the Opelousas branch, an increase provided for in the lease agreement on the corporate office location and the leasing of additional space in November of 1994. The additional leased space provided MidSouth with a training facility and additional offices. Advalorem taxes increased due to increases in real property and capital stock values reported.

          Marketing and promotional expenses increased due to expenses related to community service programs, public relations programs and dues to civic organizations. Printing and office supplies expenses increased due to costs associated with the addition of the Opelousas Branch opened on April 10, 1995.

          FDIC assessment fees were slightly lower for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 due to a lower premium rate and an
          improvement in risk classification in December 1994.   Through
          review of FDIC correspondence and discussions with its representatives, management anticipates possible significant reductions in FDIC premiums beginning in the fourth quarter of 1995.


          Balance Sheet Analysis

          MidSouth ended the second quarter of 1995 with consolidated assets of $113,272,066, an increase of $9.3 million from December 31, 1994 consolidated assets of $103,965,960. The increase in consolidated assets was funded primarily from an increase in interest-bearing deposits which includes $2.3 million in a public funds contract obtained on January 1, 1995.
          As of June 30, 1995, total deposits increased $8.1 million to $104,623,807 as compared to $96,490,355 at December 31, 1994, primarily due to $5.8 million growth in certificates of deposit and the $2.3 million in public funds. Of the $5.8 million growth in certificates of deposit, approximately $1.8 million represents time deposits from one commercial customer. The remaining $4 million in growth reflects an increase in consumer deposits in the two, three and five year maturity categories. During the first six months of 1995, MidSouth offered competitive rates in the two, three and five year certificates in an effort to retain deposits and to compete with high short term rates being offered by competitors.

          Total loans increased $6,437,917 during the first six months of 1995 from $60,432,275 reported at December 31, 1994. The majority of the loan growth has been in the consumer loan portfolio which has grown by $4.8 million since year-end. Two million dollars of this growth occurred in the first quarter of 1995 as a result of a loan promotion. The commercial loan portfolio has remained constant as growth in commercial loans secured by real estate has been offset by unexpected payouts of a
          few larger commercial credits.   Competition for quality
          commercial loans has intensified in the Lafayette area in the past several months, and as a result the magnitude of loan growth in future periods could slow. Activity has increased, however, in other commercial credit programs, including MidSouth's Business Manager accounts receivable program and commercial lease financing.

          Securities available-for-sale decreased $3.3 million, from $31.3 million at December 31, 1994 to $28.0 million at June 30, 1995. The decrease represents a net result of maturities of securities available-for-sale partially offset by an improvement of $1,247,950 in the market value of the securities available-for-sale. Unrealized losses in the securities available-for-sale portfolio, net of unrealized gains and tax effect, were $223,850 at June 30, 1995, compared to $1,062,800 at December 31, 1994 . These amounts result from interest rate fluctuations and do not represent permanent impairment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

          Approximately $4.7 million in cash flows resulted from maturities of securities available-for-sale and payments received on mortgage-backed securities during the first six months of 1995. Of the $4.7 million, $3.0 was used to purchase tax-exempt municipal securities and $1.7 million was used to fund loans. Management anticipates additional purchases of tax-exempt municipal securities throughout 1995 as quality offerings become available.





          Capital Ratios

          As of June 30, 1995, MidSouth's leverage ratio was 6.74% as compared to 6.45% at December 31, 1994. Tier 1 capital to risk-weighted assets was 10.61% and total capital to risk-weighted assets was 11.87% at the end of the second quarter of 1995. At year-end 1994, Tier 1 capital to risk-weighted assets was 10.95% and total capital to risk-weighted assets was 12.20%. The Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios have decreased due primarily to loan growth in the 100% risk-weight category. Effective December 31, 1994, regulatory agencies announced that the net unrealized gains or losses on securities available-for-sale would not be included in calculations of regulatory capital ratios. Therefore, the value of available-for-sale securities is based on historical cost rather than on market value for purposes of calculating risk-based and leverage capital ratios.

          Common Stock Information

          Table 1 below lists the high, low and period-end closing sales prices of MidSouth's common stock on the American Stock Exchange Emerging Company Marketplace (the "ECM") for the past five quarters. Effective August 1, 1995, MidSouth's common stock is listed for trading on the regular American Stock Exchange ("AMEX"). Additional information on the price and volume of transactions currently appears in the Wall Street Journal under the heading "American Stock Exchange Composite Transactions."

                        TABLE 1  -  COMMON STOCK INFORMATION

                               1995                     1994
                               ____                     ____

                          2ND       1ST       4TH       3RD       2ND
                          QTR       QTR       QTR       QTR       QTR
                          ___       ___       ___       ___       ___
          High Price     $12.13    $12.38    $12.50    $11.88    $11.25
          Low Price      $11.00    $10.88    $11.25    $10.00    $ 8.75
          Closing Price  $11.75    $10.88    $11.50    $11.13    $10.25

          Nonperforming Assets and Past Due Loans

          Table 2 on page 14 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.

          Nonperforming assets were $592,988 as of June 30, 1995, an increase of $144,945 from the $448,043 reported for December 31, 1994 and a increase of $132,460 from the $460,528 reported for June 30, 1994. The increase in the first six months of 1995 results from the addition of two loans placed on nonaccrual. Although management has doubts as to collection of the full amount of principal and interest on the two loans added, a full loss on either loan is not expected. The decrease in Other Real Estate Owned ("OREO") for the twelve months ended June 30, 1995 resulted from the sale of three parcels of OREO in 1994 and two in 1995. During the second quarter of 1995, one parcel valued at $18,000 was added to OREO and the book value of another parcel was decreased by $7,400 due to market valuation.

          Loans past due 90 days or more increased from $131,416 in June 1994 to $104,060 in December 1994 and to $182,350 as of June 30,
          1995. The increase in the first six months of 1995 results primarily from the addition of two commercial loans totaling
          $65,000 and a $20,000 consumer loan.   Management has no serious
          doubts as to the borrowers' abilities to comply with the loan repayment terms.

          Specific reserves have been established in the ALLL to cover potential losses on nonperforming assets. The ALLL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $920,116 in the reserve as of June 30, 1995 is sufficient to cover potential losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in Table 2 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

                                  TABLE 2
                          Nonperforming Assets and
                           Loans Past Due 90 Days


- --------------------------------------------------------------------------
                              June 30        December 31,       June 30
                                1995             1994             1994
- --------------------------------------------------------------------------
Nonperforming loans
   Nonaccrual loans            $404,675         $244,800         $243,736
   Restructured loans             4,593            4,893            5,519
                            ------------     ------------     ------------

Total nonperforming loans       409,268          249,693          249,255

Other real estate owned, net    180,270          198,350          210,723
Other assets repossessed          3,450                -              550
                            ------------     ------------     ------------

Total nonperforming assets     $592,988         $448,043         $460,528
                            ============     ============     ============


Loans past due 90 days
or more and still accruing      182,350          104,060          131,416

Nonperforming loans as a
% of total loans                   0.61%            0.41%            0.45%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                        0.88%            0.74%            0.83%

ALLL as a % of nonperforming
  loans                          224.82%          350.00%          329.61%

- --------------------------------------------------------------------------

          PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to Vote of Security Holders

          At the annual meeting of shareholders of MidSouth Bancorp, Inc. held July 19, 1995 at 2:00 p.m., the following directors were elected:

          Will G. Charbonnet, Sr.
               Votes cast For   563,304       Withheld   2,248

          Clayton Paul Hilliard
               Votes cast For   560,931       Withheld   4,621

          Other directors whose term of office continued after the meeting are as follows:

          James R. Davis, Jr.; Karen L. Hail; Milton B. Kidd, Jr.; C.R. Cloutier; J. B. Hargroder, M.D. and William M. Simmons

          Shareholders also approved the issuance of up to 187,286 shares of MidSouth Series A Cumulative, Convertible Preferred Stock in connection with an Agreement and Plan of Merger (collectively, the "Plan") and related merger agreement pursuant to which, on July 31, 1995, among other things: (a) Sugarland State Bank, subsidiary of Sugarland Bancshares, Inc., was merged into MidSouth National Bank, the wholly-owned subsidiary of MidSouth,
          (b) Sugarland Bancshares, Inc. was merged into MidSouth Bancorp, Inc. and (c) on the effective date of the merger, each outstanding share of common stock of Sugarland Bancshares, Inc. was converted into one share of Preferred Stock.

          Votes Cast For   467,754            Against   1,995
          Abstentions   735                   Broker Nonvotes   95,068

          No other matters were brought before the meeting on July 19, 1995.

          Item 6.  Exhibits and Reports on Form 8-K                   Page 16

          (a) Exhibits

          Exihibit Number        Document Description
          _______________        ____________________

           3.1 Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. is included as Exhibit 3.1 to the Report on Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference.

           3.2 Amended and Restated By-Laws of MidSouth Bancorp, Inc. is included as Exhibit 3.2 to the Report of Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference.

          10.1 MidSouth National Bank Lease Agreement with Southwest Bank Building Limited Partnership is included as Exhibit 10.7 to the Company's annual report on Form 10-K for the Year Ended December 31, 1992, and is incorporated herein by reference.

          10.2 First Amendment to Lease between MBL Life Assurance Corporation, successor in interest to Southwest Bank Building Limited Partnership in Commendam, and MidSouth National Bank is included as Exhibit 10.1 to Report on the Company's annual report on Form 10-KSB for the yearended December 31, 1994, and is incorporated herein by reference.

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



                                        MidSouth Bancorp, Inc.
                                        (Registrant)

          Date:  August 11, 1995
                 _______________

                                        /s/ C. R. Cloutier
                                        _______________________________
                                        C. R. Cloutier, President & CEO

                                        /s/ Karen L. Hail
                                        _______________________________
                                        Karen L. Hail, Executive Vice
                                        President & CFO

                                        /s/ Teri s. Stelly
                                        _______________________________
                                        Teri S. Stelly, Vice President &
                                        Controller