Form 10QSB/A
period 1995-06-30
MIDSOUTH BANCORP INC
filed 1995-08-22
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10QSB
                                    AMENDMENT


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

MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

- ----------------------------------------------------------------------------------------


                                                            June 30,         December 31,
ASSETS                                                       1995               1994
                                                        --------------     --------------
Cash and due from banks                                    $6,010,821         $6,941,989
Federal funds sold                                          5,550,000          1,700,000
                                                        --------------     --------------
     Total cash and cash equivalents                       11,560,821          8,641,989

Interest bearing deposits in banks                             70,427             48,422

Securities available-for-sale, at fair value
  (cost of $28,318,892 in June 1995 and
  $32,909,276 in December 1994)                           $28,027,042         31,369,476

Securities held-to-maturity (estimated market
  value of $3,255,322 in June 1995 and
  $372,274 in December 1994)                                3,194,728            370,946
Loans, net of allowance for loan and lease
  losses of $920,116 in June 1995 and $873,934
  in December 1994                                         65,950,076         59,558,341
Bank premises and equipment, net                            2,797,534          2,117,512
Other real estate owned, net                                  180,270            198,350
Accrued interest receivable                                   608,281            695,604
Goodwill, net                                                 179,324            191,691
Other assets                                                  703,563            773,629
                                                        --------------     --------------
     Total assets                                        $113,272,066       $103,965,960
                                                        ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                    $30,207,714        $31,035,865
  Interest bearing                                         74,416,093         65,454,490
                                                        --------------     --------------
     Total deposits                                       104,623,807         96,490,355

Securities sold under
     repurchase agreements                                    319,369            301,730
Accrued interest payable                                      279,192            191,366
Notes payable                                               1,114,107          1,195,917
Other liabilities                                              63,256            413,246
                                                        --------------     --------------
     Total liabilities                                    106,399,731         98,592,614
                                                        --------------     --------------
Commitments and contingencies                                       -                  -

Stockholders' Equity:
   Preferred Stock, no par value- 5,000,000
    authorized, none issued and outstanding                         -                  -
   Common stock, $.10 par value-
    5,000,000 shares authorized, 718,695 and
    713,988 issued and outstanding on
    June 30, 1995 and December 31, 1994,
    respectively                                               71,869             71,399
   Surplus                                                  6,197,796          6,144,070
   Unearned ESOP shares                                       (64,611)           (73,021)
   Unrealized gains/losses on securities
    available-for-sale, net of deferred taxes
    of $133,000 in June 1995 and $477,000 in
    December 1994                                            (223,850)        (1,062,800)
   Retained earnings                                          891,131            293,698
                                                        --------------     --------------
     Total stockholders' equity                             6,872,335          5,373,346
                                                        --------------     --------------
Total liabilities and stockholders' equity               $113,272,066       $103,965,960

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