Form 10QSB
period 1995-09-30
MIDSOUTH BANCORP INC
filed 1995-11-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10QSB


          __X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended...........September 30, 1995


          _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ... to ...


                          COMMISSION FILE NUMBER 2-91-000FW

                                MIDSOUTH BANCORP, INC.
                       Louisiana                   72 -1020809

                   102 Versailles Boulevard, Lafayette, Louisiana
                                        70501
                                   (318) 237-8343

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__NO _____

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Outstanding as of September 30, 1995

               Common stock, $.10 par value       961,261

                   Transitional Small Business Disclosure Format:
                            Yes _______     No    X

          PART 1 - FINANCIAL INFORMATION

               Item 1.  Financial Statements (Unaudited)                   Page
                                                                           ____

                    Statements of Condition - September 30, 1995 and         3
                          December 31, 1994

                    Statements of Income - Three and Nine Months Ended
                         September  30, 1995 and 1994                        4

                    Statement of Stockholders' Equity - Nine Months Ended
                         September 30, 1995                                  5

                    Statements of Cash Flows - Nine Months Ended
                         September 30, 1995 and 1994                         6

                    Notes to Financial Statements                            7

               Item 2.  Management's Discussion and Analysis or
                         Plan of Operation                                   8

          PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K                     16

               Signatures                                                    17

Item 1.  Financial Statements ( Unaudited)
MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

________________________________________________________________________________________


                                                        September 30,       December 31,
ASSETS                                                       1995               1994
                                                        _____________       ____________

Cash and due from banks                                   $10,477,485         $6,941,989
Federal funds sold                                         12,850,000          1,700,000
                                                        _____________       ____________

     Total cash and cash equivalents                       23,327,485          8,641,989

Interest bearing deposits in banks                            119,507             48,422
Securities available-for-sale, at fair value
  (cost of $34,722,833 in September 1995 and
  $32,909,276 in December 1994)                            34,534,637         31,369,476
Securities held-to-maturity (estimated market
  value of $4,711,679 in September 1995 and
  $372,274 in December 1994)                                4,566,725            370,946
Loans, net of allowance for loan and lease
  losses of $1,033,646 in September 1995 and
  $873,934 in December 1994                                76,762,062         59,558,341
Bank premises and equipment, net                            4,046,030          2,117,512
Other real estate owned, net                                  235,270            198,350
Accrued interest receivable                                 1,125,308            695,604
Goodwill, net                                                 319,883            191,691
Other assets                                                  743,749            773,629
                                                        _____________       ____________

     Total assets                                        $145,780,656       $103,965,960
                                                        =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                    $33,332,710        $31,035,865
  Interest bearing                                        100,979,915         65,454,490
                                                        _____________       ____________

     Total deposits                                       134,312,625         96,490,355

Securities sold under repurchase agreements                    75,038            301,730
Accrued interest payable                                      325,024            191,366
Notes payable                                               1,071,150          1,195,917
Other liabilities                                             206,473            413,246
                                                        _____________       ____________

     Total liabilities                                    135,990,310         98,592,614
                                                        _____________       ____________

Commitments and contingencies                                       -                  -

Stockholders' Equity:
   Preferred Stock, no par value- 5,000,000
     authorized, 187,286 issued and outstanding             2,668,826                  -
   Common stock, $.10 par value-
     5,000,000 shares authorized, 961,261 and
     954,255 issued and outstanding on
     September 30, 1995 and December 31, 1994,
     respectively                                              96,126             71,399
   Surplus                                                  6,022,575          6,144,070
   Unearned ESOP shares                                       (59,706)           (73,021)
   Unrealized gains/losses on securities
     available-for-sale, net of deferred taxes
     of $66,855 in September 1995 and $477,000
     in December 1994                                        (153,755)        (1,062,800)
   Retained earnings                                        1,216,280            293,698
                                                        _____________       ____________

     Total stockholders' equity                             9,790,346          5,373,346
                                                        _____________       ____________

Total liabilities and stockholders' equity               $145,780,656       $103,965,960
                                                        =============      =============
See notes to consolidated financial statements.

________________________________________________________________________________________


MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

______________________________________________________________________________________________

                                     Three Months Ended                 Nine Months Ended
                                        September 30                      September 30,
                                    1995             1994             1995             1994
                                 ___________________________       ___________________________
INTEREST INCOME:
Loans, including fees            $1,933,798       $1,396,396       $5,183,211       $3,963,010
Securities                          535,550          446,717        1,428,683        1,328,733
Federal funds sold                  166,221           35,463          266,620          121,460
                                 __________       __________       __________       __________
TOTAL                             2,635,569        1,878,576        6,878,514        5,413,203
                                 __________       __________       __________       __________

INTEREST EXPENSE:
Deposits                            876,133          492,836        2,124,550        1,413,365
Notes Payable                        31,891           14,566           89,280           42,008
                                 __________       __________       __________       __________

TOTAL                               908,024          507,402        2,213,830        1,455,373
                                 __________       __________       __________       __________

NET INTEREST INCOME               1,727,545        1,371,174        4,664,684        3,957,830

PROVISION FOR LOAN LOSSES            60,000           25,000          150,000          165,000
                                 __________       __________       __________       __________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES       1,667,545        1,346,174        4,514,684        3,792,830
                                 __________       __________       __________       __________

NON-INTEREST INCOME:
Service charges on deposit accou    305,586          270,660          811,589          764,343
Gains on sales of securities, ne          -            1,178                -            1,178
Other charges and fees              107,752           87,747          348,512          320,306
                                 __________       __________       __________       __________

TOTAL NON-INTEREST INCOME           413,338          359,585        1,160,101        1,085,827
                                 __________       __________       __________       __________

NON-INTEREST EXPENSE:
Salaries and employee benefits      756,639          570,457        1,987,769        1,671,035
Occupancy expense                   246,755          173,855          710,019          600,967
Professional fees                    83,802           55,729          196,291          159,699
FDIC assessments                     (8,823)          52,024           95,056          157,485
Marketing expenses                   92,492           55,084          214,828          147,068
General and bond insurance           62,456           27,320          116,793           82,513
Data processing expenses             51,242           23,033           99,856           84,328
Postage                              36,506           26,454           93,506           77,047
Director fees                        21,682           21,224           69,789           70,979
Education and travel                 33,030           22,035           81,405           64,959
Printing and supplies                40,315           28,289          114,258           75,318
Telephone                            47,163           24,484          103,391           70,793
Expenses on other real estate ow      1,325            2,061           29,307           14,055
Other                               136,372          132,009          382,314          330,434
                                 __________       __________       __________       __________

TOTAL NON-INTEREST EXPENSE        1,600,956        1,214,058        4,294,582        3,606,680
                                 __________       __________       __________       __________

NET INCOME BEFORE INCOME TAXES      479,927          491,701        1,380,203        1,271,977
PROVISION FOR INCOME TAXES          153,996          170,944          456,839          436,176
                                 __________       __________       __________       __________

NET INCOME                         $325,931         $320,757         $923,364         $835,801
                                 __________       __________       __________       __________

PREFERRED DIVIDEND
  REQUIREMENT                             -                -                -                -
                                 __________       __________       __________       __________

INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                     $325,931         $320,757         $923,364         $835,801
                                 ==========       ==========       ==========       ==========
EARNINGS PER COMMON SHARE:
  PRIMARY                             $0.34            $0.34            $0.96            $0.88
                                 ==========       ==========       ==========       ==========

  FULLY DILUTED                       $0.27            $0.27            $0.76            $0.70
                                 ==========       ==========       ==========       ==========


See notes to consolidated financial statements.

                                                 4

MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (UNAUDITED)

____________________________________________________________________________________________________________________________________
                                                                                                UNREALIZED
                          PREFERRED STOCK         COMMON STOCK                      ESOP     (GAINS) LOSSES ON  RETAINED
                         SHARES     AMOUNT      SHARES     AMOUNT     SURPLUS    OBLIGATION    SECURITIES AFS   EARNINGS   TOTAL
                         __________________     _________________    __________  ___________  _______________   ________ __________
BALANCE,
  DECEMBER 31, 1994            -          -     713,988   $71,399    $6,144,070    ($73,021)   ($1,062,800)    $293,698  $5,373,346

Issuance of common
  stock                                           7,006       700        83,161                                              83,861
Issuance of
  convertible
  preferred stock        187,286  2,668,826                                                                               2,668,826
Costs incurred
  in connection
  with issuance
  of perferred
  stock.                                                               (122,953)                                          (122,953)
Stock split and
  payment for
  fractional shares                             240,267    24,027       (24,027)                                  (782)       (782)
Dividends paid on
  common stock                                                          (57,676)                                           (57,676)
Net income                                                                                                     923,364      923,364
ESOP obligation
  repayments                                                                         13,315                                  13,315
Net change in
  unrealized gain/
  loss on securities
  available-for-sale,
  net of tax                                                                                       909,045                  909,045
                         _______ __________     _______   _______    __________   __________    __________  __________   __________

BALANCE,
  SEPTEMBER 30, 1995     187,286 $2,668,826     961,261   $96,126    $6,022,575    ($59,706)     ($153,755) $1,216,280   $9,790,346
                         ======= ==========     =======   =======    ==========   ==========    ==========  ==========   ==========



See notes to consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

____________________________________________________________________________________

                                                                September 30,

                                                           1995              1994
                                                         ________          ________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $923,364          $835,801
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                         258,767           209,242
    Provision for loan losses                             150,000           165,000
    Provision for deferred taxes                                -           362,943
    Premium amortization, net                              91,927           156,934
    Net gain on sale of securities                              -            (1,179)
    Net loss (gain) on sale of other real estate owned      2,135            (2,691)
    Write-down of other real estate owned                  12,400             9,548
    Change in accrued interest receivable                (202,542)          (90,407)
    Change in accrued interest payable                    103,815            25,099
    Change in other liabilities                          (307,022)            7,018
    Change in other assets                               (285,720)         (176,119)
                                                      ___________        __________

NET CASH PROVIDED BY OPERATING ACTIVITIES                 747,124         1,501,189
                                                      ___________        __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (decrease) increase in interest-bearing
    deposits                                              (71,085)              866
  Proceeds from sales of securities available-
    for-sale                                            2,101,484         1,223,182
  Proceeds from maturities and calls of
    securities available-for-sale                       5,894,922         1,845,628
  Purchases of securities held-to-maturity             (4,070,764)                -
  Purchases of securities available-for-sale           (6,281,324)       (3,079,347)
  Loan originations, net of repayments                 (8,426,640)       (7,639,460)
  Purchases of premises and equipment                  (1,351,670)         (196,695)
  Proceeds from sales of other real estate owned           21,545            79,491
  Net cash received in connection with acquisition      3,388,259                 -
                                                      ___________        __________

NET CASH USED IN INVESTING ACTIVITIES                  (8,795,273)       (7,766,335)
                                                      ___________        __________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                             23,046,386         4,569,563
  Net decrease in repurchase agreements                  (226,692)         (466,784)
  Issuance of notes payable                             1,000,000           563,000
  Repayments of notes payable                          (1,111,452)          (96,857)
  Proceeds from issuance of common stock                   83,861            75,583
  Payment of fractional shares resulting from
    stock dividend                                           (782)             (641)
  Payment of common stock dividends                       (57,676)                -
                                                      ___________        __________

NET CASH PROVIDED BY FINANCING ACTIVITIES              22,733,645         4,643,864
                                                      ___________        __________

NET INCREASE IN CASH & CASH EQUIVALENTS                14,685,496        (1,621,282)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR              8,641,989        10,464,078
                                                      ___________        __________

CASH & CASH EQUIVALENTS, END OF QUARTER               $23,327,485        $8,842,796
                                                      ===========        ==========

See notes to consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________________________________________________________________________


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiary as of September 30, 1995 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1994 annual report and Form 10-KSB.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the activity in the allowance for loan and lease losses is as follows:

                                            Nine Months Ended
                                              September 30,
                                           1995          1994
                                         ______        ______
       Balance at beginning of year        $874          $824
         Provision for loan losses          150           165
         Addition of Sugarland Bank         115             -
         Recoveries                          63           152
         Loans charged off                 (168)         (252)
                                         ______        ______
       Balance at end of quarter         $1,034          $889
                                         ======        ======

3.  ACQUISITION

     On July 31, 1995, MidSouth completed the merger and acquisition of Sugarland Bancshares, Inc. MidSouth issued 187,286 shares of its cumulative preferred stock to former shareholders of Sugarland Bancshares, Inc. The transaction was accounted for as a purchase.


       Fair value of assets, excluding cash     $13,781,700
       Cash acquired                              3,388,259
                                                ___________
       Liabilities assumed                      $17,169,959
                                                ===========

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

          MidSouth ended the third quarter of 1995 with total assets of $145,780,656, an increase of 43% over the $102,251,594 reported in total assets for the third quarter of 1994. Completion of the acquisition of Sugarland State Bank of Jeanerette, Louisiana ("Sugarland") on July 31, 1995 contributed $17,169,959 or 39% of the increase in total assets. The transaction resulted in each share of common stock of Sugarland being converted into one share of MidSouth Series A Cumulative Convertible Preferred Stock with a stated value of $14.25 per share. A total of 187,286 shares of Convertible Preferred Stock were issued. In addition, MidSouth experienced internal growth through two public funds contracts and deposits generated from the Opelousas branch. As of September 30, 1995, the two public funds held $12.8 million in deposits and the Opelousas branch held $2.4 million in deposits.

          Annualized return on average equity was 14.64% and annualized return on average assets was .98% for the three months ending September 30, 1995. Earnings for the first nine months of 1995 were $923,364 up 10% over the $835,801 recorded for the same period of 1994.

          MidSouth recorded third quarter 1995 and 1994 primary earnings per share of $.34 per common share. Fully diluted earnings per common share were $.27 for the same periods. The Sugarland acquisition contributed $83,169 to a quarterly increase of $356,371 in net interest income. The majority of the increase in net interest income resulted primarily from growth in MidSouth's loan portfolio. An increase in expenses associated with MidSouth's four new branch locations in St. Landry and Iberia parishes, which includes two former Sugarland banking offices, offset the improvement in earnings for the third quarter of 1995.

          Consistent loan growth over the past twelve months has increased MidSouth's loans, net of reserves, by $17,203,721 to $76,762,062, up 29% compared to $59,558,341 at December 31, 1994. Third quarter 1995 total loans represents a 36% increase over the $56,436,253 in loans at September 30, 1994. Loans acquired from Sugarland amounted to $8,601,476. Deposits totaled $134,312,625 at the end of the current quarter compared to $96,490,355 at year-end 1994 and $94,981,509 at the end of the third quarter of 1994. Deposits of $13,798,441 were attributed to the Sugarland acquisition.

          On October 18, 1995, MidSouth opened its first SuperOne Foods supermarket location in New Iberia. Future plans include a branch in a SuperOne Foods supermarket in Lafayette by mid-1996 and a loan production office scheduled to be opened shortly in Morgan City.


          Earnings Analysis

          Net Interest Income

          Average earning assets increased $11.6 million from $93.0 million for the nine months ending September 30, 1994 to $104.6 million for the nine months ending September 30, 1995. The $11.6 million increase is the net result of a $11.9 million increase in the loan portfolio, which includes an average year-to-date impact of $2 million in Sugarland loans, and a $.3 million decrease in the volume of securities and federal funds sold. In addition, a $11.5 million increase in the average volume of deposits provided
          additional funding for securities purchases and loan growth.   Of
          the $11.5 million increase in the average volume of deposits, $3.27 million represents the average year -to-date impact of deposits acquired from Sugarland.

          Increases in the average loan volume and the average yield on loans more than offset increases in the average volume of interest-bearing liabilities and the average rate paid on interest-bearing liabilities to result in increased net interest income of $706,854 in year-to-date comparison. Average loan volume increased from $54.3 million at September 30, 1994 to $66.3 million at September 30, 1995. This volume increase, combined with a 71 basis point increase in the average yield on loans (from 9.75% to 10.46%) for the same period, contributed $1,220,201 to the increase in interest income from earning assets. A volume decrease in the securities portfolio was partially offset by increases in the average volume of federal funds sold and average yields on these investments to net a contribution to the increase in income from these earning assets of $245,110.

          With the rise in interest rates and a subsequent increase in the volume of interest-bearing deposits, interest expense increased $711,185 for the first nine months of 1995 as compared to the
          first nine months of 1994.   The average rate paid on all
          interest-bearing liabilities increased 93 basis points (from 2.80% to 3.73%). The average volume of interest-bearing deposits increased $9.4 million, from $66.3 million to $75.8 million. Of the $9.4 million increase, $2.3 million represents average interest-bearing deposits of Sugarland.

          As a result of these changes in average volumes and average yields on earning assets and interest-bearing liabilities, the net yield on average earning assets increased 27 basis points, from 5.69% as of September 30, 1994 to 5.96% as of September 30, 1995.

          Non-interest Income

          MidSouth's primary source of non-interest income, service charges and insufficient funds fees on deposit accounts, increased $34,926 and $47,246 for the three and nine months ended September 30, 1995 as compared to the same period of 1994, respectively. Sugarland service charges and fees on deposit accounts contributed $25,087 to the quarterly and annual increases. Additional increases were noted in service charges and insufficient funds fees due to an increase in the volume of MidSouth's transaction accounts.

          Other non-interest income increased $20,005 and $28,206 in quarterly and year-to-date comparisons, respectively, primarily due to increases in fees earned through credit life insurance, check order income, ATM fees and early withdrawal penalties on certificates of deposit. Fees from early withdrawals of certificates of deposits increased during the first half of 1995 as customers took advantage of rising short term rates.

          Non-interest Expense

          Non-interest expense increased 31.87% and 19.07% for the three and nine months ended September 30, 1995, respectively, as compared to the three and nine months ended September 30, 1994. The increases result primarily from increases in salaries and employee benefits, occupancy, marketing, printing and supplies, telephone and general insurance expenses. Additionally, quarterly and year-to-date increases were recorded in the "Other" expenses category, but no significant change was reported for any individual component of that category.

          Salaries and employee benefits increased $186,182 in quarterly comparisons and $316,734 in year-to-date comparisons due primarily to the addition of 26 employees through the acquisition of Sugarland and the opening of the Opelousas branch and SuperOne Foods branch in New Iberia. The number of full time equivalent employees increased to 106.5 as of September 30, 1995 as compared to78 as of September 30, 1994.

          Occupancy expense increased in the three and nine month period ending September 30, 1995 as compared to the same period of 1994 due primarily to increases in building lease expense and depreciation and maintenance expenses associated with furniture and equipment and bank automobiles. Building lease expense increased primarily due to the lease expense on the Opelousas branch, an increase provided for in the lease agreement on the corporate office location, and the leasing of additional space at the corporate office in November 1994. Depreciation and maintenance expenses, in addition to telephone and general insurance expenses, increased with the four new branch locations, two of which were former Sugarland locations. Automobile depreciation and maintenance expenses increased due to the addition of three new vehicles and three vehicles acquired from Sugarland.

          Marketing and promotional expenses increased due to expenses related to quality service programs, public relations programs and dues to civic organizations. Printing and office supplies expenses increased due to costs associated with the addition of the four branch locations, two of which were former Sugarland banking offices.

          A decrease in MidSouth's F.D.I.C. assessment rate, retroactive to June 1, 1995, resulted in a refund of $68,703 for the third quarter of 1995 and significantly decreased assessment fees in quarterly and year-to-date comparisons.


          Balance Sheet Analysis

          MidSouth ended the third quarter of 1995 with consolidated assets of $145,780,656, an increase of $41.8 million from December 31, 1994 consolidated assets of $103,965,960. The increase in consolidated assets results primarily from the addition of approximately $17.1 million in assets from the acquisition of Sugarland State Bank. Additionally, two public funds contracts were obtained during the nine months ended September 30, 1995. Deposits held under the two contracts totaled $12.8 million at the current quarter-end.

          As of September 30, 1995, total deposits increased $37.8 million to $134,312,625 as compared to $96,490,355 at December 31, 1994, primarily due to $13.8 million growth in deposits from Sugarland, $12.8 million in public funds, and $2.4 million in Opelousas branch deposits. With the $37.8 million deposit growth from year-end 1994, MidSouth has experienced a change in the deposit
          mix.   As of December 31, 1994, approximately 31% of total
          deposits reflected non-interest bearing demand accounts. Interest-bearing NOW, money market and savings accounts represented 33% and certificates of deposit 36% of total deposits. At the current quarter-end, non-interest bearing deposits were 24% of total deposits, while the volume of interest-bearing NOW, money market and savings deposits increased to 40% of total deposits. The volume of certificates of deposit ("CD's") to total deposits remained the same at 36% of total deposits, with CD's of $100,000 or more representing 29% of total CD's.

          Total loans increased $17.4 million to $77.8 million as of the nine months ending September 30, 1995 as compared to $60.4 million reported at December 31, 1994. Of the $17.4 million growth in loans, $8.7 million represents Sugarland loans. Approximately two-thirds of Sugarland's loans are commercial and agricultural. The remaining $8.7 million growth in MidSouth's loans has been primarily in the consumer loan portfolio which has grown by $8.5 million since year-end. The commercial loan portfolio has remained constant as growth in commercial loans secured by real estate has been offset by unexpected payouts of a
          few larger commercial credits.   Competition for quality
          commercial loans has intensified in the Lafayette area in the past several months, and as a result the magnitude of loan growth in future periods could slow. Activity has increased, however, in other commercial credit programs, including MidSouth's Business Manager accounts receivable program and commercial lease financing.

          Securities available-for-sale increased $3.2 million, from $31.3 million at December 31, 1994 to $34.5 million at September 30, 1995. The increase represents the combined result of third quarter purchases of securities available-for-sale and an improvement of $1,319,190 in the market value of the securities available-for-sale. Unrealized losses in the securities available-for-sale portfolio, net of unrealized gains and tax effect, were $153,755 at September 30, 1995, compared to $1,062,800 at December 31, 1994 . These amounts result from interest rate fluctuations and do not represent permanent impairment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity. The Financial Accounting Standards Board ("FASB") has announced that banks will have an opportunity to reclassify securities for 1995 year-end financial statements. This opportunity allows banks to move individual securities out of a particular category, as defined by SFAS 115, without having to evaluate all securities in that category.

          Approximately $5.9 million in cash flows resulted from maturities of securities available-for-sale and payments received on mortgage-backed securities during the first nine months of 1995. Of the $5.9 million, $4.0 was used to purchase tax-exempt municipal securities designated as held-to-maturity. The remaining cash flows combined with new deposits funded purchases of approximately $6.0 million in securities designated as available for sale. Management anticipates additional securities purchases throughout the fourth quarter 1995 as quality offerings become available.

          Capital Ratios

          As of September 30, 1995, MidSouth's leverage ratio was 7.49% as compared to 6.45% at December 31, 1994. Tier 1 capital to risk-weighted assets was 12.03% and total capital to risk-weighted assets was 13.28% at the end of the third quarter of 1995. At year-end 1994, Tier 1 capital to risk-weighted assets was 10.95% and total capital to risk-weighted assets was 12.20%. Capital ratios have increased due primarily to the additional capital received from the Sugarland acquisition. Effective December 31, 1994, regulatory agencies announced that the net unrealized gains or losses on securities available-for-sale would not be included in calculations of regulatory capital ratios. Therefore, the value of available-for-sale securities is based on historical cost rather than on market value for purposes of calculating risk-based and leverage capital ratios.

          Common Stock Information

          Table 1 on page 13 lists the high, low and period-end closing sales prices of MidSouth's common stock on the American Stock Exchange Emerging Company Marketplace (the "ECM") for the past five quarters. The sales prices have been adjusted to reflect a four for three stock split on September 15, 1995. Effective August 1, 1995, MidSouth's common stock is listed for trading on the regular American Stock Exchange ("AMEX"). Additional information on the price and volume of transactions currently appears in the Wall Street Journal under the heading "American Stock Exchange Composite Transactions."

                        TABLE 1  -  COMMON STOCK INFORMATION

                                   1995                     1994

                         3RD       2ND       1ST        4TH      3RD
                         QTR       QTR       QTR        QTR      QTR
                         ___       ___       ___        ___      ___


          High Price     $13.00  $ 9.12    $ 9.30      $ 9.40  $ 8.93
          Low Price      $ 8.74  $ 8.27    $ 8.18      $ 8.46  $ 7.52
          Closing Price  $13.00  $ 8.83    $ 8.18      $ 8.65  $ 8.37

          MidSouth paid its first cash dividend of $.06 per share to common stock shareholders of record as of September 18, 1995.
          The common stock closed at a price of $15.625 on November 9, 1995.

          Preferred Stock Information

          On July 31, 1995, 187,286 shares of MidSouth Series A Cumulative Convertible Preferred Stock, with a stated value of $14.25 per share, was issued in exchange for the common stock held by shareholders of Sugarland Bancshares, Inc. Effective August 1, 1995, MidSouth's preferred stock is listed on the American Stock Exchange under the symbol MSL.Pr. On September 15, 1995, MidSouth split its common stock four for three. After September 15, 1995, each share of MidSouth Convertible Preferred converted to common stock will result in the holder receiving 1.33 shares of common stock for each share of preferred stock converted. MidSouth's Convertible Preferred stock closed at $22.25 on November 9, 1995.

          Nonperforming Assets and Past Due Loans

          Table 2 on page 15 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.

          Nonperforming assets were $443,632 as of September 30, 1995, a decrease of $4,411 from the $448,043 reported for December 31, 1994 and a decrease of $16,822 from the $460,454 reported for
          September 30, 1994.   Other Real Estate Owned ("OREO") increased
          $36,920 to $235,270 for the nine months ended September 30, 1995, primarily as a result of the addition of one OREO parcel acquired from Sugarland valued at $55,000.

          Loans past due 90 days or more increased from $134,304 in September 1994 to $104,060 in December 1994 and to $279,112 as of September 30, 1995. The increase in the first nine months of 1995 results primarily from the addition of a few large commercial loans. Management has no serious doubts as to the borrowers' abilities to comply with the loan repayment terms.

          Specific reserves have been established in the Allowance for Loan and Lease Losses ("ALLL") to cover potential losses on nonperforming assets. The ALLL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,033,646 in the reserve as of September 30, 1995 is sufficient to cover potential losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in Table 2 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

                                 TABLE 2
                          Nonperforming Assets and
                           Loans Past Due 90 Days

____________________________________________________________________________
                             September 30,    December 31,     September 30,
                                 1995             1994             1994
____________________________________________________________________________
Nonperforming loans
   Nonaccrual loans            $203,844         $244,800         $241,701
   Restructured loans             4,518            4,893            5,162
                               ________         ________         ________
Total nonperforming loans       208,362          249,693          246,863

Other real estate owned, net    235,270          198,350          212,591
Other assets repossessed              -                -            1,000
                               ________         ________         ________

Total nonperforming assets     $443,632         $448,043         $460,454
                               ========         ========         ========

Loans past due 90 days
or more and still accruing     $279,112         $104,060         $134,304

Nonperforming loans as a
% of total loans                   0.27%            0.41%            0.43%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                        0.57%            0.74%            0.80%

ALLL as a % of nonperforming     496.08%          350.00%          360.27%

___________________________________________________________________________


          Item 6.  Exhibits and Reports on Form 8-K                     Page 16

          (a) Exhibits

          Exihibit NumberDocument Description

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

          11             Computation of earnings per share

               (b)  Reports Filed on Form 8-K

                    (none)




          Signatures


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MidSouth Bancorp, Inc.
                                        (Registrant)

          Date:  November 14, 1995
                                        /s/ C. R. Cloutier
                                        ___________________________
                                        C. R. Cloutier, President & CEO

                                        /s/ Karen L. Hail
                                        ___________________________
                                        Karen L. Hail, Executive Vice
                                        President & CFO

                                        /s/ Teri S. Stelly
                                        __________________________________
                                        Teri S. Stelly, Vice President &
                                        Controller