Form 10KSB
period 1995-12-31
MIDSOUTH BANCORP INC
filed 1996-03-27
CIK 745981

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995

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

          Securities registered pursuant to Section 12(b) of the Act:
     Title of each class             Name of each exchange on which registered
  Common Stock, $.10 par value              American Stock Exchange, Inc.
Preferred Stock, no par value, $14.25       American Stock Exchange, Inc.
             stated value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

As of February 29, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant, calculated by reference to the closing sale price of MidSouth's common stock on the AMEX was $6,645,377. As of February 29, 1996 there were outstanding 972,910 shares of MidSouth Bancorp, Inc. common stock, $.10 par value, which stock is the only class of the Registrant's common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
  Proxy Statement for Annual Meeting of Shareholders to be held May 15, 1996 -
                                (Part III)

                                          PART I

               ITEM 1 - Business.

               The Company

                  MidSouth Bancorp, Inc. ("MidSouth") was incorporated as a
               Louisiana corporation on April 17, 1984 for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956. On November 8, 1984, the Company became a bank holding company when it purchased the shares of MidSouth National Bank (the "Bank"), its wholly-owned subsidiary. Substantially all of MidSouth's assets, earnings and source of funds have been attributable to the Bank. MidSouth and the Bank are referred to collectively herein as "the Company."

                  On July  31, 1995, MidSouth consummated an acquisition of
               Sugarland Bancshares, Inc. which resulted in Sugarland Bank being merged into the Bank and each share of common stock of Sugarland being converted into one share of MidSouth Series A Cumulative Convertible Preferred Stock with a stated value of $14.25 per share. A total of 187,286 shares of Convertible Preferred Stock were issued. Completion of the acquisition added $17.2 million to MidSouth's total assets.

               The Bank

                  The  Bank  received  its charter from the Office  of  the
               Comptroller of the Currency (the "OCC") to engage in business as a national banking association on February 7, 1985 and opened for business on the same date, in Lafayette, Louisiana. On September 17, 1987 the Bank purchased certain assets and all of the liabilities of the former Breaux Bridge Bank & Trust, Breaux Bridge, Louisiana, from the Federal Deposit Insurance Corporation (the "FDIC"), which added approximately $27.3 million to the deposit base, and on May 24, 1989 the purchase and assumption of all of the assets and liabilities of the former Commerce & Energy Bank of Lafayette, Louisiana from the FDIC resulted in additional deposits of approximately $20.7 million. As noted above, the acquisition of Sugarland Bank occurred on July 31, 1995 and resulted in additional deposits of $13.8 million.

                  The  Bank  provides  a  complete range of commercial  and
               retail   banking   services   primarily   to   professional,
               commercial and industrial customers in its market area. These services include, but are not limited to, interest bearing and non-interest bearing checking accounts, investment accounts and issuance of cashier's checks, United States Savings Bonds and travelers checks. The Bank is a U.S. government depository. Visa and Mastercard credit card services are offered through an affiliation with First National Bank of Commerce, New Orleans, Louisiana. The Bank is also a member of the Electronic Data Services ("EDS") network through Comerica Bank, Dallas, Texas which provides its customers with automatic teller machine services through the GulfNet, Cirrus and Plus networks. Discount brokerage services are offered in conjunction with Union Planters Discount Brokerage Services. The Bank serves most types of lending demands including short term business loans, other commercial, industrial and financial loans, real estate construction and mortgage loans and installment loans. The Bank operates at the thirteen locations described below under the heading "Item 2 - Properties."


               Employees

                  As of December 31,  1995,  the Bank had in its employ 110
               full-time equivalent employees.  MidSouth has no employees.

               Competition

                  The  Bank  faces keen competition  in  its  market  area,
               Lafayette, Jefferson Davis, St. Martin and Iberia Parishes in Louisiana, not only with other commercial banks, but also with savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, money market mutual funds and brokerage houses. In the Lafayette Parish area there are fourteen state chartered or national banks and four savings banks. Several of the banks in Lafayette are subsidiaries of holding companies or branches of banks having far greater resources than the Company.

                  In 1988 the  Louisiana  Banking Law was amended to permit
               Louisiana banks to establish branch offices statewide, and national banks domiciled in Louisiana have the power to establish branches to the full extent that Louisiana banks may establish branches. Effective January 1, 1989, Louisiana's reciprocal interstate banking law allows bank holding companies domiciled in any state of the United States to acquire Louisiana banks and bank holding companies, if the state in which the bank holding company is domiciled allows Louisiana banks and bank holding companies the same opportunities. The effect of the changes in Louisiana's branch banking laws and interstate banking law on the Company has been to increase competition in the state, and such competition is expected to continue to increase.

                  In 1994, the Interstate Banking and Branching  Efficiency
               Act of 1994 (the "Interstate Act") was enacted. Among other things, the Interstate Act (i) allows bank holding companies after September, 1995 to acquire a bank located in any state, subject to certain limitations that may be imposed by the state, (ii) allows banks after June 1, 1997 (or earlier if permitted by state law) to merge across state lines unless the home state has enacted prior to June 1, 1997 a law opting out of interstate bank mergers, and (iii) permits banks to establish branches outside their state of domicile if expressly permitted by the law of the state in which the branch is to be located. In 1995, the Louisiana legislature enacted legislation permitting out of state bank holding companies after June 1, 1997 to convert any banks owned in Louisiana into branches of out of state banks owned by such holding companies, subject to certain limitations. Registrant is unable to predict at this time the effect of the Interstate Act and recent Louisiana legislature on competition.

               Supervision and Regulation

                  Bank  Holding  Companies.   As  a  bank  holding company,
               MidSouth is subject to the Bank Holding Company Act of 1956 (the "Act") and is supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Act requires MidSouth to file periodic reports with the Federal Reserve Board and subjects MidSouth to examination by the Federal Reserve Board. The Act also requires MidSouth to obtain the prior approval of the Federal Reserve Board for acquisitions of substantially all of the assets of any bank or bank holding company or more than 5% of the voting shares of any bank or bank holding company. The Act prohibits the Federal Reserve Board from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by the law of the state in which the bank whose shares are to be acquired is located. The Act prohibits MidSouth from engaging in any business other than banking or bank-related activities specifically allowed by the Federal Reserve Board and from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

                  National Banks.  As a national banking  association,  the
               Bank is supervised and regulated by the OCC (its primary regulatory authority), the Federal Reserve Board and the FDIC. Under the Federal Reserve Act, the Bank is restricted in extending credit to or making investments in MidSouth and other affiliates defined in that act. National banks are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located.


               Governmental Policies

                  The operations of financial institutions may  be affected
               by legislative changes and by the policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are open market operations in United States Government Securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits. These policies have significant effects on the overall growth and profitability of the loan, investment and deposit portfolios. The general effects of such policies upon future operations cannot be accurately predicted.

               ITEM 2 - Properties.

                  The   Company   leases   its   principal  executive   and
               administrative offices and principal banking facility in Lafayette, Louisiana under a ten year lease expiring November 30, 2004. The Bank has four other banking offices in Lafayette, Louisiana, two in New Iberia and one banking office in each of Breaux Bridge, Cecilia, Jeanerette and

               Jennings, Louisiana.   In  addition,  MidSouth  has  a  loan
               production office in Morgan City, Louisiana. Eight of these offices are owned and five are leased.

               ITEM 3 - Legal Proceedings.

                  The  Bank  has been named as a defendant in various legal
               actions arising from normal business activities in which damages of various amounts are claimed. While the amount, if any, of ultimate liability with respect to such matters cannot be determined, management believes, after consulting with legal counsel, that any such liability will not have a material adverse effect on the Company's consolidated financial position and results of operation.

               ITEM  4  -  Submission  of Matters to  a  Vote  of  Security
               Holders.

                  No  matters  were  submitted  to  a  vote  of  MidSouth's
               security holders in the fourth quarter of 1995.


                           Executive Officers of the Registrant

               C. R. Cloutier, 48 - President, Chief Executive Officer and Director of the Bank since 1984; Director of MidSouth since 1984 and President and Chief Executive Officer of MidSouth since 1985.

               Karen L. Hail, 42 - Executive Vice President of the Bank and Secretary and Treasurer of the Bank and MidSouth since 1984; Director of the Bank and MidSouth since 1988; Chief Financial Officer of the MidSouth since 1985.

               Donald R. Landry, 39 - Senior Vice President and Senior Loan Officer of the Bank since 1990; prior to his employment at the Bank, Mr. Landry was a commercial loan officer at Premier Bank, N.A. for over 12 years with responsibilities ranging from loan production to managing branch locations.

               Jennifer S. Fontenot, 41 - Senior Vice President of the Bank, responsible for branch administration and marketing, since 1986.

               Teri S. Stelly, 36 - Controller of MidSouth since 1987; Vice President of MidSouth and the Bank since 1992; Assistant Vice President of MidSouth and the Bank since 1987.

               David L. Majkowski, 46 - Loan review officer of the Bank hired in 1995; prior to his employment at the Bank, Mr. Majkowski was Compliance Officer for St. Martin Bank and Trust, St. Martinville, Louisiana for 15 years.

                  All  executive officers of the Company are appointed  for
               one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

                                         PART II

               ITEM 5 - Market for Registrant's Common Stock and Related Stockholder Matters.

                  On  April  19,  1993 MidSouth's common stock was accepted
               for listing on the American Stock Exchange, Inc./Emerging Company Marketplace under the symbol MSL.EC. Effective August 1, 1995, the Company's common stock and its preferred stock, issued in conjunction with the Sugarland acquisition, was approved for listing on the regular American Stock Exchange, Inc. ("AMEX") under the symbols MSL and MSL.pr, respectively. As of February 29, 1996, there were 383 common shareholders of record and 199 preferred shareholders of record. The high and low sales prices for the past eight quarters are provided in the Selected Quarterly Financial Data tables on pages 49 and 50.

                  MidSouth's first common stock dividend was paid at a rate
               of $.06 per share on October 2, 1995 to shareholders of record on September 18, 1995. Common stock shareholders of record on December 17, 1995 received an additional $.06 per share on January 2, 1996. It is the intention of the Board of Directors of MidSouth to continue paying quarterly dividends on the common stock at a rate of $.06 per share. The Company's ability to pay dividends is described in Item 7 below under the heading "Balance Sheet Analysis - Dividends" and in Note 13 to the Company's consolidated financial statements.

               On September 15, 1995, MidSouth effected a four for three stock split by way of a stock dividend to its common shareholders of record as of September 7, 1995. The stock split increased the common shares outstanding at the time from 720,415 to 960,553.

               On February 18, 1994, MidSouth paid a 5% common stock dividend to shareholders of record on February 4, 1994. The dividend increased MidSouth's common shares outstanding at the time from 670,638 to 705,327.


                                                          FIVE-YEAR SUMMARY OF SELECTED
                                                             CONSOLIDATED FINANCIAL DATA

                                                          Year Ended December 31,
                              ______________________________________________________________________________
                                 1995             1994             1993             1992             1991
                              __________       __________       __________       __________       __________
Gross interest income         $9,727,584       $7,388,478       $6,369,047       $6,678,326       $7,697,768
Interest expense              (3,225,326)      (1,976,101)      (1,803,934)      (2,411,228)      (3,739,702)

Net interest income            6,502,258        5,412,377        4,565,113        4,267,098        3,958,066

Provision for loan losses       (225,000)        (210,000)        (306,500)        (365,000)        (518,500)

Other operating income         1,583,026        1,422,894        1,371,124        1,108,138        1,103,859
Other expenses                (6,072,129)      (4,882,130)      (4,653,303)      (4,105,639)      (4,102,594)

Net income (loss)
   before extraordinary item
   and cumulative effect of
   accounting change           1,788,155        1,743,141          976,434          904,597          440,831

Provision for income taxes      (546,545)        (601,500)        (331,500)        (311,500)        (151,000)
Extraordinary item                     -                -                -          311,500          151,000
Cumulative effect of
   accounting change                   -                -          600,000                -                -

Net Income (Loss)             $1,241,610       $1,141,641       $1,244,934         $904,597         $440,831
Preferred stock dividend
  requirement                   ($38,142)               -                -                -                -
Income applicable to
  common shareholders         $1,203,468       $1,141,641       $1,244,934         $904,597         $440,831
Primary earnings per
  share <FN1>                      $1.24            $1.20            $1.40            $1.10            $0.61
Fully diluted earnings
  per share                        $1.15            $1.20            $1.40            $1.10            $0.61

Total Loans                   77,826,707       60,432,275       49,786,123       40,374,221       40,166,914
Total Assets                 151,183,241      103,965,960       97,695,512       85,141,634       81,445,937
Total Deposits               139,029,563       96,490,355       90,411,946       80,166,500       77,384,015
Cash Dividends                    57,676                -                -                -                -
Long-term Obligation <FN2>       972,617        1,195,917          786,164          953,820          982,897

Selected Ratios:
Loans to Assets                    51.48%           58.13%           50.96%           47.42%           49.32%
Loans to Deposits                  55.98%           62.63%           55.07%           50.36%           51.91%
Deposits to Assets                 91.96%           92.81%           92.54%           94.16%           95.01%
Return on Average
  Assets <FN3>                      0.98%            1.12%            1.13%            1.10%            0.54%
Return on Average
  Equity <FN3>                     14.84%           20.98%           22.88%           31.33%           22.35%



     <FN1> Earnings per share have been adjusted to reflect a stock dividend of 5% paid by the Company on February 18, 1994 to shareholders of record on February 4, 1994 and a four for three stock split paid on September 15, 1995 to shareholders of record on September 7, 1995.

     <FN2> Long-term obligations include ESOP borrowing and, in 1994 and 1995,
           FHLB borrowings. In 1995, the ESOP borrowing is eliminated as an intercompany transaction.

     <FN3> Exclusive of extraordinary item and cumulative effect of accounting change for the year ended December 31, 1993.

          ITEM 6 - Management's Discussion and analysis or Plan of
                   Operation


          MidSouth Bancorp, Inc. ("MidSouth") is a one-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary, MidSouth National Bank (the "Bank"). Following is management's discussion of factors that management believes are among those necessary for an understanding of MidSouth's financial statements. The discussion should be read in conjunction with MidSouth's financial statements and the notes thereto presented herein.

          OVERVIEW

          MidSouth ended the year 1995 with total assets of $151,183,241, an increase of 45% over the $103,965,960 reported in total assets at year-end 1994. The completion of the acquisition of Sugarland State Bank ("Sugarland") of Jeanerette, Louisiana on July 31, 1995 contributed $17,169,959 of the increase in total assets.
          The transaction resulted in the issuance of 187,286 shares of MidSouth Series A Cumulative Convertible Preferred Stock to the former shareholders of Sugarland.

          Net income for 1995 was $1,241,610 as compared to $1,141,641 reported for 1994. Income applicable to common shareholders for 1995 totaled $1,203,468. Primary and fully diluted earnings per common share for 1995 were $1.24 and $1.15, respectively, compared to $1.20 primary and fully diluted earnings per common share for 1994.

          Net interest income increased $1,089,881 in 1995. The increase results primarily from significant loan growth which contributed to a 20% increase in average earning assets. MidSouth's loans, net of reserves, increased in 1995 by $18,268,366 to $77,826,707
          as compared to $59,558,341 at December 31, 1994.   Loans acquired
          from Sugarland amounted to $8,601,476 or 47% of the total increase in loans over the past twelve months. Increased expenses associated with four branch locations, which included two former Sugarland banking offices, and a loan production office added by MidSouth in 1995, offset the increase in net interest income for 1995. The increases were noted in personnel, occupancy, telephone and data processing expenses. Additionally, marketing, printing and postage expenses increased due to the growth experienced in 1995.

          Deposits grew $42.5 million, from $96.5 million at December 31, 1994 to $139.0 million at December 31, 1995. Of the $42.5 million in growth, $13.8 million was attributable to the Sugarland acquisition and $11.0 million resulted from two public
          funds contracts.   An additional $10.5 million in deposits
          resulted from a deposit promotion held during the fourth quarter of 1995. The Opelousas branch, opened in April 1995, contributed $3.2 million to the increase in deposits for the year.

           Non-performing assets (net of reserve for possible real estate write-downs) and loans past due 90 days or more were $836,523 at December 31, 1995, up $284,420 from $552,103 a year earlier. The

          Allowance for Loan and Lease Losses ("ALLL") amounted to $1,051,898 at December 31, 1995, or 1.33% of total loans and leases, compared to $873,934, or 1.45% of total loans and leases at December 31, 1994.

          On September 15, 1995, MidSouth effected a four for three stock split by way of a stock dividend to its common stock shareholders of record on September 7, 1995. The stock split increased the common shares outstanding from 720,415 to 960,553 and adjusted the conversion rate on MidSouth's Preferred Stock to 1.33 shares of common stock for each share of preferred stock converted.

          MidSouth paid its first cash dividend on common stock of $.06 per share on October 2, 1995 to shareholders of record as of September 18, 1995. Common stock shareholders also received a second cash dividend on January 2, 1996 of $.06 per share. The Board of Directors of MidSouth intends to continue quarterly payment of dividends on MidSouth's common stock at the rate of $.06 per share. Cash dividends will be subject to payment of dividends on the preferred stock issued in the acquisition of Sugarland, as well as other considerations.

          MidSouth's leverage ratio was 6.99% at December 31, 1995. Return on average equity was 14.84% and return on average assets was .98% for the year 1995.

          EARNINGS ANALYSIS

          Net Interest Income

          The primary source of earnings for MidSouth is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables 1 and 2 analyze the changes in net interest income for the three years ended December 31, 1995.

          Net interest income increased $1,089,881 for 1995 over 1994 and $847,264 for 1994 over 1993. The increase in net interest income for both 1995 and 1994 resulted primarily from growth in MidSouth's loan portfolio. Interest income from loans, including loan fees, increased $1,762,968 from 1994 to 1995 and $837,508 from 1993 to 1994. The increased interest income for both years resulted from increases in average loan volume of $13.8 million in 1995 and $10.5 million in 1994. An increase in the average yield on loans of 59 basis points, from 9.82% to 10.41%, contributed to the increase in interest income on loans in 1995. A decrease in average yield on loans of 43 basis points lessened the impact of the volume increase in 1994.

          A $.9 million increase in the average volume of securities for 1995, combined with a 46 basis point increase in yield, resulted in increased interest income from MidSouth's securities portfolio for the year. A $5.1 million increase in the average volume of securities for 1994 resulted in increased interest income for 1994 despite a 34 basis point decline in the average yield.


Table 1
Average Balance Sheets and Interest Rate Analysis
(in thousands)
                                               1995                              1994                            1993
                                     ___________________________       ___________________________    ___________________________
                                    Average             Average         Average             Average     Average          Average
                                    Volume   Interest  Yield/Rate     Volume   Interest  Yield/Rate   Volume   Interest Yield/Rate
                                     ___________________________       ___________________________     ___________________________
ASSETS
     Interest Bearing Deposits          $149       $9     6.04%            $99       $4     4.04%           $0       $0     0.00%
     Investment Securities <FN1>
         Taxable                      31,798    1,901     5.98%         33,590    1,772     5.28%       28,577    1,597     5.59%
         Tax Exempt <FN2>              2,669      148     7.45%             27        2     7.81%           78        9    12.03%
                                    ________  _______                 ________  _______                _______   ______
     Total Investments                34,616    2,058     5.94%         33,716    1,778     5.27%       28,655    1,606     5.61%
     Federal Funds Sold and
         Securities Purchased
         Under Agreements to Resell    7,728      443     5.73%          3,730      147     3.94%        4,971      139     2.80%
     Loans <FN3>
         Commercial and Real Estate   48,535    5,115    10.54%         42,192    4,018     9.52%       33,354    3,310     9.92%
         Installment                  20,856    2,111    10.12%         13,409    1,445    10.78%       11,770    1,316    11.18%
                                    ________  _______                 ________  _______                _______   ______
     Total Loans                      69,391    7,226    10.41%         55,601    5,463     9.82%       45,124    4,626    10.25%
                                    ________  _______                 ________  _______                _______   ______
         Total Earning Assets        111,735    9,727     8.71%         93,047    7,388     7.94%       78,750    6,371     8.09%

     Allowance for Loan and Lease
       Losses                           (948)                             (836)                           (824)
     Nonearning Assets                12,503                             9,336                           8,556
                                    ________                          ________                         _______
         Total Assets               $123,290                          $101,547                         $86,482
                                    ========                          ========                         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
         NOW, Money Market, and
           Savings                    40,180    1,046     2.60%         32,030      680     2.12%       25,995      600     2.31%
         Certificates of Deposits     41,489    2,067     4.98%         34,134    1,200     3.52%       32,355    1,130     3.49%
                                    ________  _______                 ________  _______                _______   ______
     Total Interest Bearing Deposits  81,669    3,113     3.81%         66,164    1,880     2.84%       58,350    1,730     2.96%
     Federal Funds Purchased and
       Securities Sold Under
       Agreements to Repurchase          292       13     4.45%            978       39     3.99%          582       14     2.41%
     Notes Payable                     1,239       99     7.99%            630       57     9.05%          931       60     6.40%
                                    ________  _______                 ________  _______                _______   ______
         Total Interest Bearing
           Liabilities               $83,200   $3,225     3.88%        $67,772   $1,976     2.92%      $59,863   $1,804     3.01%

     Demand Deposits                  31,354                            28,000                          22,116
     Other Liabilities                   628                               332                             236
     Stockholders' Equity              8,108                             5,443                           4,267
                                    ________                          ________                         _______
     Total Liabilites and
       Stockholders'
       Equity                       $123,290                          $101,547                         $86,482
                                    ========                          ========                         =======

NET INTEREST INCOME AND NET
  INTEREST SPREAD                              $6,502     4.83%                  $5,412     5.02%                $4,567     5.08%
                                              =======                           =======                         =======
NET YIELD ON EARNING ASSETS                               5.82%                             5.81%                           5.80%


<FN1>  Securities classified as available-for-sale
       are included in average balance and interest income figures reflect interest earned on such securities.

<FN2>  Yields on tax-exempt obligations are shown on
       a tax equivalent bases using a 34% tax rate.

<FN3>  Interest income includes loan fees of $596,445
       for 1995, $324,757 for 1994, and $264,321 for
       1993. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.


          Throughout 1993, 1994 and 1995, MidSouth continued to improve the mix of average earning assets as average loan volume increased from 57% to 60% to 62% of average earning assets, respectively. This trend reflects increased quality loan demand and management's commitment to offer competitive loan products while maintaining conservative credit criteria.

          In 1994, the average rate paid on interest-bearing deposits decreased 12 basis points to 2.84% from 2.96% in 1993. Rising interest rates throughout 1995 resulted in a significant increase of 96 basis points to an average rate paid on interest-bearing deposits of 3.88%. A 22.8% increase in the average volume of interest-bearing deposits in 1995 combined with the higher rate resulted in an increase of $1.2 million in interest expense for the year. MidSouth's deposit mix shifted slightly during 1995 to a higher volume of interest-bearing deposits. As of December 31, 1995, 28% of average total deposits were non-interest bearing demand deposits, while 35% represented NOW, money market and savings deposits. Certificates of deposit amounted to 37% of average total deposits at year-end 1995. As of year-end 1994, the deposit mix consisted of 30% non-interest bearing demand deposits, 34% NOW, money market and savings, and 36% certificates of deposit. The deposit mix at year-end 1993 consisted of 28% non-interest bearing demand deposits, 32% NOW, money market and savings, and 40% certificates of deposit.

          These changes in MidSouth's earning assets and interest-bearing liabilities combined with changes in interest rates resulted in net yields on average earning assets of 5.82% for 1995, as compared to 5.81% for 1994 and 5.80% for 1993.

           Non-Interest Income

          Excluding Securities Transactions. Service charges and fees on deposit accounts represent the primary source of non-interest income for MidSouth. Income from service charges and nonsufficient funds fees increased $88,103 in 1995 and $134,357 in 1994 primarily due to an increase in the number of transaction accounts serviced by MidSouth. The total number of transaction accounts (excluding savings accounts) increased from 6,826 in 1993 to 7,394 in 1994 and to 10,141 in 1995. Of the 2,747
          accounts added in 1995, 1,009 were Sugarland accounts. Non-interest income resulting from other charges and fees increased $73,207 in 1995 as compared to increases of $126,701 in 1994 and
          $26,221 in 1993.   The 1995 increase primarily results from
          additional income of $38,683 earned through the sale of credit life insurance, $17,189 in ATM fee income and $12,343 in check order fees. Increases of $37,510 in fees earned through the sale of credit life insurance, $31,800 in lease income on the former Pinhook Branch building, $24,490 in check order fees and $15,000 in lease income from a third party offering investment services to customers contributed to the increased non-interest income for 1994.

          Securities Transactions. No gains or losses were recorded on sales of securities during 1995. Upon the acquisition of Sugarland, $2.3 million in securities available-for-sale were liquidated on the date of merger at the acquired value. Net gains on sales of securities decreased $209,288 from 1993 to 1994 primarily due to limited sales activity within the securities


TABLE 2
Interest Differentials
(in thousands)

                                                     1995 OVER 1994                                 1994 OVER 1993
                                __________________________________________________   _____________________________________________
                                  Total            Change              Change          Total           Change          Change
                                Increase       Attributable to     Attributable to   Increase     Attributable to  Attributable to
                               (Decrease)     Volume       Rates    Volume/Rates    (Decrease)   Volume      Rates   Volume/Rates
                               _________      ______       _____    ____________    _________    ______      _____   ___________
Interest Earning Assets:
     Interest Bearing
       Deposits                     5            2          2           1              4           -          -          4
     Investment Securities
        Taxable                   129          (95)       237         (13)           175         280        (89)       (16)
        Tax Exempt                146          207         (2)        (59)            (7)         (6)        (4)         3
     Federal Funds Sold and
        Securities Purchased
        Under Agreement to        296          158         66          72              8         (35)        57        (14)
     Loans, including fees      1,763        1,354        327          82            834       1,074       (195)       (45)
                             _________    _________  _________   _________      _________   _________  _________  _________
     TOTAL                      2,339        1,626        630          83          1,014       1,313       (231)       (68)
                             _________    _________  _________   _________      _________   _________  _________  _________
Interest Bearing Liabilities:
     Interest Bearing
       Deposits                 1,233          441        642         150            150         232        (72)       (10)
     Federal Funds Purchased
        and Securities Sold
        Under Agreement to
        Repurchase                (26)         (27)         5          (4)            25          10          9          6
     Notes Payable                 42           54         (7)         (5)            (3)        (20)        24         (7)
                             _________    _________  _________   _________      _________   _________  _________  _________
     TOTAL                      1,249          468        640         141            172         222        (39)       (11)
                             _________    _________  _________   _________      _________   _________  _________  _________
Net Interest Income Before
     Allocation of
       Rates/Volume             1,090        1,158        (10)        (58)           842       1,091       (192)       (57)
Allocation of Rates/Volume          -          (58)         -          58              -         (65)         8         57
                             _________    _________  _________   _________      _________   _________  _________  _________
     CHANGES IN NET INTEREST
       INCOME                  $1,090       $1,100       ($10)          -           $842      $1,026      ($184)         -
                             =========    =========  =========   =========      =========   =========  =========  =========

NOTE:  Changes in interest income are presented on a tax-equivalent basis.
The changes in interest due to both volume and rate have been allocated proportionally between volume and rate. In addition, nonaccrual loans and leases are included.


          portfolio. In 1993, MidSouth realized gains on sales of several fixed rate mortgage-backed securities and on U.S. Treasury notes with remaining maturities of six months to nine months. Also, in September of 1993, MidSouth sold a security for $152,350 that had previously been partially written down to $100,000, resulting in a recovery of $52,350 on the security.

          Non-interest Expense

          Total non-interest expense increased 24% from 1994 to 1995 and 5% from 1993 to 1994. The addition of four branch locations, including two former Sugarland banking offices, and a loan production office, in 1995 resulted in significant increases in salaries and employee benefits, occupancy expenses, marketing expenses and the cost of printing and supplies. In addition, data processing expenses increased due to the purchase of new hardware and software. The increase in 1994 resulted primarily from increases in salaries and employee benefits, occupancy expenses and marketing expenses.

          Salaries and employee benefits increased 25% from 1994 to 1995 and 11% from 1993 to 1994. The expansion of MidSouth's branch system in 1995 required the addition of 26 employees which resulted in increased salaries and benefits costs. As of December 31, 1995, MidSouth employed 110 full-time equivalent employees. The increase in 1994 resulted primarily from increases in incentive compensation awarded to officers and employees of the Bank and from an increase in the number of full-time equivalent employees from 76 in 1993 to 81 in 1994.

          Occupancy expenses increased 29% from 1994 to 1995 and 19% from 1993 to 1994 as a result of increases in building lease expense, depreciation and maintenance expenses associated with furniture and equipment, and ad valorem taxes. Building lease expense increased primarily due to an increase provided for in the lease agreement on the corporate office location and the addition of the lease on the Opelousas and Super 1 New Iberia branch locations. In November of 1994, MidSouth leased additional space and remodeled the corporate office location to provide for additional office space and a training facility. As a result of these additions, building lease expense increased $35,803 in 1995. Costs associated with building and leasehold improvements, furniture and equipment, maintenance and utilities of MidSouth's twelve banking offices and one loan production office increased $118,500 in 1995. Included in the increased costs were the purchase of a telephone system, the installation of a computer network (a "Novell" network) at the corporate office and at four branch offices and renovation of the Breaux Bridge branch facility.

          Fixed assets additions planned for 1996 include construction of a permanent branch facililty in Opelousas and an additional branch office to be located in the Super 1 store under construction in Lafayette.

          During the third quarter of 1993, MidSouth contracted with an accounting and consulting firm to perform an information systems review. The review resulted in a five year technology plan to improve information systems and product offerings. As proposed in the plan, MidSouth purchased in 1994 a "Novell" network system and in 1995 a new data processing hardware system and software package that was installed during the third quarter of 1995. Additionally, debit card and telephone banking services were installed in the fourth quarter of 1995. As a result, data processing expenses increased $79,167 in 1995. Plans for 1996 include the expansion of the "Novell" network to two additional branches and the installation of a "loan-by-phone" system.

          A decrease in MidSouth's rate for FDIC premiums, retroactive to June 1, 1995, resulted in a refund of $68,703 received during the third quarter of 1995. The reduced rate and subsequent refund significantly lowered MidSouth's FDIC premiums by $103,094 from 1994 to 1995. Based on the current risk classification, MidSouth is not required to pay FDIC premiums for the first quarter of 1996. Premiums increased slightly from 1993 to 1994 due to an increase in total deposits, despite a reduction in the premium rate on July 1, 1993 resulting from an improvement in risk classification.

          Professional fees consist of legal, accounting and regulatory fees. A 20% increase in 1995 professional fees resulted primarily from increases in legal fees and in other professional services. Other professional services include internal audit services contracted to an accounting firm and an external loan and compliance review. In 1994, professional fees decreased $41,986 primarily due to non-recurring costs during the third quarter of 1993 associated with the listing of MidSouth's common stock and with registration under the securities laws of the common stock underlying existing warrants. Net of these non-recurring costs, minimal increases were reported in professional fees in 1994.

          Marketing expenses increased $121,669 from 1994 to 1995 and $30,131from 1993 to 1994. Promotions related to new branch facilities, the Sugarland acquisition and a deposit promotion held during the fourth quarter of 1995 resulted in the
          significant increase in marketing expenses for 1995.   The
          increase from 1993 to 1994 is due to expenses related to the quality service program and increased newspaper and billboard advertisement.

          Decreases of $4,051 and $68,349 were reported in net expenses on Other Real Estate Owned (OREO) for 1995 and 1994, respectively. Expenses on OREO remained controlled in 1995 due to few additions and continued improvement in credit quality. The decrease in 1994 resulted from disposal of high maintenance properties during 1993 and a reduction in collection costs on related loans.

          Income Taxes

          With the exception of the impact of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") in 1993, MidSouth's tax expense has been consistent at a rate of approximately 34% for the three years ended December 31, 1995. Note 1 and Note 10 to MidSouth's Consolidated Financial Statements provide additional information regarding the adoption of SFAS 109 and MidSouth's income tax considerations.

          BALANCE SHEET ANALYSIS

          Securities

          MidSouth's securities available-for-sale portfolio increased
          $4.7 million from year-end 1994 to year-end 1995. An improvement of $1,161,750 in the market value of securities available-for-sale contributed to the increase in 1995. Unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $98,950 at December 31, 1995, compared to unrealized losses net of unrealized gains and tax effect of $1,062,800 at December 31, 1994. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities available-for-sale does not necessarily indicate that the securities will be sold prior to maturity. The Financial Accounting Standards Board ("FASB") announced in the fourth quarter of 1995 that banks would have a one-time opportunity to reclassify securities for 1995 year-end financial statements.
          The opportunity to reclassify allows banks to move individual securities out of the held-to-maturity category, as defined by SFAS 115, without having to evaluate all securities in that category. MidSouth management elected to retain the current classification of its securities.

          Approximately 42% of MidSouth's securities available-for-sale portfolio represents mortgage-backed securities and 13.5% collaterized mortgage obligations ("CMO's"). An additional 37% of the portfolio consists of U. S. Treasury and agency securities, while mutual funds and other securities represent 7.5% of the portfolio. MidSouth held two CMO's with book values in excess of 10% of stockholders' equity at December 31, 1995: a Chase Mortgage Finance Corp 1993 H II A-3 with a book value of $1,783,456 (market value of $1,784,157) and a GE Capital Mortgage Services Inc. 1993-14 A4 with a book value of $2,007,089 (market value of $1,991,240). All CMO's held by MidSouth are Aaa rated and not considered "high-risk" securities under the Federal Financial Institutions Examination Council ("FFIEC") tests. MidSouth does not own any "high-risk" securities as defined by the FFIEC.

          MidSouth purchased approximately $10.0 million in securities available-for-sale during 1995. Of the $10.0 million, $6.0 million were U. S. Treasury securities and $4 million were mortgage-backed securities, primarily fifteen year fixed rate mortgage-backed pools. MidSouth monitors the risk due to changes in interest rates on mortgage-backed pools by monthly review of prepayment speeds, duration, and purchase yields as compared to current market yields on each security. In the held-to-maturity portfolio, MidSouth purchased $4.3 million in non-taxable municipal securities during 1995. Detailed credit analysis was performed on each municipal offering prior to purchase by Piper Capital Management, Inc., an investment advisory firm.

          Federal funds sold totaled $15.8 million, and $1.7 million for the years ended December 31, 1995 and 1994, respectively. Deposits received through a deposit promotion during the fourth quarter of 1995, combined with funds deposited with two public fund contracts and the Sugarland acquisiton, resulted in the increased volume in federal funds sold for 1995.

          Loan Portfolio

          MidSouth experienced substantial loan growth for the years ended December 31, 1994 and 1995. Total loans grew from $49,786,123 at year-end 1993 to $60,432,275 at year-end 1994 and to $78,878,605 at year-end 1995.

          The $18.4 million increase in 1995 represents a 30% increase in total loans. Loans acquired at the consummation of the acquisition of Sugarland on July 31, 1995 totaled $8.6 million and consisted of approximately $2.0 million in commercial loans, $3.5 million in agricultural loans, $2.1 million in loans secured by real estate and $1.0 million in installment loans to individuals. As of December 31, 1995, total agricultural loans had decreased by $1.3 million to $2.2 million. Additional changes in MidSouth's loan portfolio consisted of a $6.0 million increase in installment loans to individuals, a $6.3 million increase in loans secured by real estate, and a $1.8 million decrease in commercial loans. The Business Manager portfolio, described below, grew by $.5 million during 1995.

          Favorable economic conditions in MidSouth's market area combined with increased market awareness of MidSouth as the largest locally owned bank led to the approximated 14%growth experienced
          in 1995, net of the loans acquired from Sugarland.   An annual
          retail loan promotion held in March contributed to the growth realized in the installment loan portfolio. Real estate loan growth consisted of both commercial and consumer credits that carry ten to fifteen year amortizations with rates fixed for three to five years. The short fixed rate terms of these credits allow management greater flexibility in controlling the Bank's interest rate risk.

          MidSouth has maintained its credit policy and underwriting procedures and has not changed these procedures to stimulate loan growth. Completed loan applications, credit bureau reports, financial statements and a committee approval process remain a part of credit decisions. Documentation of the loan decision process is required on each credit application, whether approved or denied, to insure thorough and consistent procedures.

          Of the $10.6 million increase in 1994 over 1993, approximately $6.8 million represented growth in the commercial and real estate loan portfolios. Commercial loan growth was stimulated by construction and expansion in the market area. MidSouth utilized the Small Business Administration ("SBA") 504 program to lessen the risk of a decline in future real estate values. The SBA 504 program allows the Bank to finance 50% of a project with a first lien position rather than the usual 80%. The SBA funds a portion of the project, taking a second lien position. This position allows for a higher quality commercial real estate portfolio for the Bank.

          Growth in the commercial portfolio during 1994 also included $784,779 funded through the Business Manager program introduced in December of 1993. The Business Manager program provides MidSouth's business customers with an accounts receivable system through which the Bank purchases the customers' accounts receivables on a discounted basis and handles all accounting, billing, and collection of the receivables. The commercial lease financing portfolio increased $861,041 in 1994 as the quantity and quality of lease paper presented by the leasing companies improved.

          MidSouth's installment loans to individuals experienced growth of $3.0 million in 1994. The majority of the growth occurred in the first six months of 1994 due to strong loan demand and a loan promotion that targeted MidSouth's consumer market.

          Asset Quality

          Credit Risk Management. MidSouth manages its credit risk by diversifying its loan portfolio, determining that borrowers have adequate cash flows for loan repayment, obtaining and monitoring collateral and continuously reviewing outstanding loans. The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and recommend credit gradings on each loan. The senior loan officer and loan review officer review the gradings. In addition, the loan review officer performs an independent evaluation annually of each commercial loan officer's portfolio and a random sampling of credits in MidSouth's installment loan portfolio.

          In addition to the internal reviews of the loan portfolio, U. S. Banking Alliance, a bank consulting firm, performs an annual review of the loan portfolio.

          Nonperforming Assets. Table 3 contains information about MidSouth's nonperforming assets and loans past due 90 days or more and still accruing.

          Nonperforming assets totaled $570,841 at December 31, 1995 compared to $448,043 at December 31, 1994. The increase in nonperforming assets resulted primarily from the addition of a few loans on nonaccrual status.

          Nonaccrual loans increased $137,760 to $387,453 at December 31, 1995 compared to $249,693 at December 31, 1994. Loans to commercial borrowers are placed on nonaccrual when principal or interest is 90 days past due, or sooner if the full collectability of principal or interest is doubtful, except if the underlying collateral supports both the principal and accrued interest and the loan is in the process of collection. Retail loans that become 120 days past due are routinely charged off. Loans classified for regulatory purposes but not included in Table 3 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with the loan repayment terms.

          Effective January 1, 1995, MidSouth adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," which was subsequently amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." For further discussion of the recorded investment in loans considered to be impaired under SFAS 114 and the effect of SFAS 118 on interest


 TABLE 3
Nonperforming Assets and
Loans Past Due 90 Days


=============================================================
                            December 31,     December 31,
                                1995             1994
=============================================================
Nonperforming loans
   Nonaccrual loans            $386,510         $244,800
   Restructured loans               943            4,893
                               ________         ________

Total nonperforming loans       387,453          249,693

Other real estate owned, net    180,270          198,350
Other assets repossessed          3,118                -
                               ________         ________
Total nonperforming assets     $570,841         $448,043
                               ========         ========

Loans past due 90 days
or more and still accruing     $265,682         $104,060

Nonperforming loans as a
% of total loans                   0.49%            0.41%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                        0.72%            0.74%

ALLL as a % of nonperforming     271.49%          350.00%
=============================================================


          income reported for the year 1995 refer to Note 5 to MidSouth's Consolidated Financial Statements.

          Allowance for Loan and Lease Losses. Provisions totalling $225,000, $210,000, and $306,500 for the years 1995, 1994 and
          1993, respectively, were necessary to bring the ALLL to a level considered by management to be sufficient to cover potential losses in the loan portfolio.

          Improved trends in loan loss experience and the volume of past due and nonaccrual loans have decreased the amount of provisions necessary to achieve sufficient ALLL levels. Table 4 analyzes activity in the ALLL for 1994 and 1995. Specific reserves within the ALLL are allocated to loans on nonaccrual for which the underlying collateral value is insufficient to cover the principal remaining on the loan. A portion of the unallocated reserve is assigned to accruing loans that are classified for regulatory purposes. The remainder of the ALLL represents a percentage of all other credits based on gradings assigned in the loan review process.

          Quarterly evaluations of the ALLL are performed in accordance with Section 217 of the OCC's manual and Banking Circular 201. Factors considered in determining provisions include estimated future losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management and the results of examinations of the loan portfolio by regulatory agencies and others. The process by which management determines the appropriate level of the ALLL, and the corresponding provision for possible credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

          Sources of Funds

          Deposits.  MidSouth's deposits grew $42.5 million, from $96.5
          million at year-end 1994 to $139.0 million at year-end 1995.   A
          total of $13.8 million of the $42.5 million represents deposits acquired from Sugarland. In addition, year-end 1995 deposits associated with two public funds contracts totaled $11.0 million. A deposit promotion held during the fourth quarter of 1995 which offered incentives to employees to attract new deposit dollars resulted in the addition of $10.5 million in deposits.
          MidSouth's Opelousas and Super 1 Foods - New Iberia branches, both opened in 1995, contributed $3.2 and $1.2 million in deposit dollars as of December 31, 1995.

          With the deposit additions described above, MidSouth experienced a change in deposit mix during 1995. At year-end 1995, 29% of total deposits reflected non-interest bearing demand accounts, while interest-bearing NOW, money market and savings accounts represented 36% and certificates of deposit 35% of total deposits. This deposit mix reflects a higher percentage of interest-bearing deposits as compared to 1994. Non-interest bearing demand deposits represented 32% of total deposits at year-end 1994. Interest-bearing deposits consisted of 32% NOW, money market and savings deposits and 36% certificates of deposit for the same period.


                                           Table 4
                               Summary of Loan Loss Experience
                                        (in thousands)

                                                          1995              1994
                                                      _________         _________
Balance at Beginning of Year                              $874              $824

Charge-offs
   Commercial, Financial, and Agricultural                 118                93
   Real Estate - Construction                                -                 -
   Real Estate - Mortgage                                   42                 -
   Installment Loans to Individuals                         93               212
   Other                                                     -                 -
   Lease Financing Receivables                               -                21
                                                      _________         _________
        Total Charge-offs                                  253               326
                                                      _________         _________
Recoveries
   Commercial, Financial and Agricultural                   36                26
   Real Estate - Construction                                -                 -
   Real Estate - Mortgage                                    2                58
   Installment Loans to Individuals                         53                82
   Other                                                     -                 -
   Lease Financing Receivables                               -                 -
                                                      _________         _________
        Total Recoveries                                    91               166
                                                      _________         _________
Net Charge-Offs                                            162               160
Additions to allowance charged to
   operating expense                                       225               210
Addition of Sugarland allowance                            115
                                                      _________         _________
Balance at end of year                                  $1,052              $874
                                                      =========         =========
Ratios
   Net charge-offs to average loans                       0.23%             0.29%

   Balance in allowance at year-end to
      outstanding loans at year-end                       1.33%             1.45%


Refer to "Balance Sheet Analysis -- Asset Quality -- Allowance for Loan and Lease Losses" for a description of the factors which influence management's judgement in determining the amount of the provisions to the allowance.



Allowance for                          % of category                       % of category
Loan Loss Reserve              1995    to total loans              1994    to total loans
==========================================================================================
Commercial, Financial, and     $130    32.64%                      $105    36.50%
   Agricultural
Real Estate - Construction        -     2.86%                         -     2.10%
Real Estate - Mortgage           10    35.37%                         -    33.63%
Installment Loans to
   Individuals                    -    26.10%                         -    23.54%
Other                             -     0.05%                         -     0.12%
Lease Financing Receivables       -     2.98%                         -     4.11%
Unallocated                     912                                 769
                             _______________                       _____________
                             $1,052   100.00%                      $874   100.00%
                             ======                                ====
==========================================================================================

          The percentage of certificates of deposit of $100,000 or more decreased from year-end 1994 to year-end 1995, from 11% to 9% of total deposits.

          MidSouth's deposits grew $6.1 million, from $90.4 million at year-end 1993 to $96.5 million at year-end 1994. The increase resulted primarily from deposits that accompanied new loan relationships and the continued efforts by management to reinforce quality customer service through on-going training of personnel.

          MidSouth has no brokered deposits. Although time deposits of $100,000 can exhibit greater volatility due to changes in interest rates and other factors than do core deposits, management believes that any volatility experienced could be adequately met with current levels of asset liquidity or access to alternate funding sources. Additional information on MidSouth's deposits appears in Note 7 to MidSouth's Consolidated Financial Statements.

          Borrowed Funds.  As of December 31, 1995, MidSouth maintained two
          repurchase agreements totalling $175,904.   Long term borrowings
          included a note payable to a financial institution with a remaining principal balance of $463,197 at December 31, 1995. Included in long term borrowings at December 31, 1994 is a note payable by the MidSouth Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") to an unaffiliated bank, with a principal balance at December 31, 1994 of $73,021. On May 31, 1995, the ESOP note with the unaffiliated bank was paid in full with proceeds funded by MidSouth National Bank. Accordingly, the ESOP note was eliminated from total loans and long-term debt as an intercompany transaction in MidSouth's December 31, 1995 consolidated financial statements. A total of $509,420 in funds borrowed from the Federal Home Loan Bank of Dallas (the "FHLB") are recorded as long term borrowings for the period ended December 31, 1995. Additional information regarding the notes payable is provided in Note 8 to MidSouth's Consolidated Financial Statements.

          The current ESOP note held by the Bank is at a fixed rate of 7.00% payable in monthly installments of $2,200 with payment in full due on March 10, 1998. The ESOP obligation constitutes a reduction of MidSouth's stockholders' equity because the primary source of loan repayment is contributions by the Bank to the ESOP; however, the loan is not guaranteed by either the Bank or MidSouth.

          During 1994, the Bank used its membership in the FHLB to match
          borrowed funds with several mortgage loan fundings.   The
          borrowings range from five to seven years in maturity and bear interest at rates between 5.49% and 7.28%.

          Capital. Substantial earnings for 1995 combined with capital received from the acquisition of Sugarland improved capital ratios for MidSouth and the Bank. As of December 31, 1995, Tier 1 capital to average adjusted assets (the "leverage ratio") was 6.99% as compared to 6.45% at December 31, 1994. Tier 1 capital to risk weighted assets was 12.11% and 10.95% for 1995 and 1994, respectively. Total capital to risk weighted assets was 13.36% and 12.20%, respectively, for the same periods. All ratios were above the minimums required by federal regulations.

          The Federal Deposit Insurance Corporation Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates. In December 1993, the Bank's classification improved to "well capitalized" as a result of the termination of a written agreement with the OCC. The Bank continued to be classified as "well capitalized" throughout 1994 and 1995 and also improved its supervisory subgroup rating. No significant restrictions are placed on the Bank as a result of this classification.

          As discussed under the heading "Balance Sheet Analysis - Securities," $190,569 in unrealized gains on securities available-for-sale net of a deferred tax liability of $91,619 were recorded as an addition to stockholders' equity as of December 31, 1995. In contrast, $1,403,000 in unrealized losses on securities available for sale net of a deferred tax asset of $477,000 were recorded as a reduction of stockholders' equity as
          of December 31, 1994.   While the net unrealized gain or loss on
          securities available for sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios. The net unrealized gains and losses reported for December 31, 1995 and 1994 did, however, effect MidSouth's equity to assets ratio for financial reporting purposes. The ratio of equity to assets was 6.58% for year-end 1995 and 5.36% for year-end 1994.

          Interest Rate Sensitivity. Interest rate sensitivity is the sensitivity of net interest income to changes in market rates of interest. The initial step in the process of monitoring MidSouth's interest rate sensitivity involves the preparation of a basic "gap" analysis of earning assets and interest-bearing liabilities. The analysis presents differences in the repricing and maturity characteristics of earning assets and interest-bearing liabilities for selected time periods.

          During 1995, MidSouth continued to use a correspondent bank to provide the Sendero model of asset and liability management. The Sendero model uses basic gap data and additional information regarding rates and prepayment characteristics to construct a gap analysis that factors in repricing characteristics and cash flows from payments received on loans and mortgage-backed securities. The resulting Sendero gap analysis is presented in Table 5.

          With the exception of NOW, money market and savings deposits, the table presents interest-bearing liabilities on a contractual basis. While NOW, money market and savings deposits are contractually due on demand, historically, MidSouth has experienced stability in these deposits despite changes in market rates. Presentation of these deposits in the table, therefore, reflects delayed repricing throughout the time horizon.

          The resulting cumulative gap at one year is approximately $23,479,000 which indicates MidSouth's total earning assets and interest-bearing liabilities maturing within one year are mismatched at December 31, 1995. The ratio of the one year cumulative gap to total assets of 15.53% is above internal policy guidelines by 53 basis points. MidSouth's internal policy targets a one year cumulative gap position of a positive or negative 15% of total assets. The Funds Management Committee


Table 5
Interest Rate Sensitivity Table
December 31, 1995
(in thousands)
                                                                                                           Non-interest
                                     0-3 MOS      4-6 MOS       7-12 MOS       1 - 5YRS        > 5YRS        Bearing        Total
                                    ________    _________     __________    ___________     _________    ______________    _______
         ASSETS

         Interest Bearing Deposits       $26                                                                                   $26
         Fed Funds Sold               15,800                                                                                15,800
         Investments
         Mutual Funds                                                                            1,921                       1,921
           Investment Securities       2,941        1,202          2,548          7,790          4,098                      18,579
           Mortgage-backed Securitie   3,801        3,210          2,625          4,060          6,408                      20,104
         Loans
           Fixed Rate                 12,864        6,689          9,974         26,152          1,844                      57,523
           Variable Rate              21,356                                                                                21,356
         Other Assets                                                                                        16,926         16,926
         Allowance for
         Loan and Lease Losses                                                                               (1,052)        (1,052)
                                    ________    _________    ___________    ___________    ___________    _________    ___________
         Total Assets                $56,788      $11,101        $15,147        $38,002        $14,271      $15,874       $151,183
                                    ________    _________    ___________    ___________    ___________    _________    ___________

         LIABILITIES

         Fed Funds Purchased
         Repurchase Agreement           $176                                                                                  $176
         NOW                            2105         1905          3,283         11,823          2,984                      22,100
         MMDA                          1,436        2,821           4395         10,326            878                      19,856
         Savings                         731          661          1,139          4,104          1,036                       7,671
         CD'S                         16,172        9,009         15,698          8,053                                     48,932
         Demand Deposits                                                                                     40,471         40,471
         Other Liabilities                                                                         973          591          1,564
         Stockholders' Equity                                                                                10,413         10,413
                                    ________    _________    ___________    ___________    ___________    _________    ___________

         Total Liabilities           $20,620      $14,396        $24,515        $34,306         $5,871      $51,475       $151,183
                                    ________    _________    ___________    ___________    ___________    _________    ___________

         Gap                          36,168       (3,295)        (9,368)         3,696          8,400      (35,601)

         Cumulative Gap               36,168       32,873         23,505         27,201         35,601

         Cumulative Gap/
           Total Assets                23.92%       21.74%         15.55%         17.99%         23.55%
                                    ________    _________    ___________    ___________    ___________    _________    ___________



          approved the deviation from policy due to MidSouth's high federal funds sold position at year-end 1995 of $15,800,000. The board and management have approved purchases of securities that should reduce MidSouth's asset sensitivity at the cumulative one year position.

          The Sendero model also uses the gap analysis data in Table 5 and additional information regarding rates and payment characteristics to perform three simulation tests. The tests use market data to perform rate shock, rate cycle and rate forecast simulations to measure the impact of changes in interest rates, the yield curve and interest rate forecasts on MidSouth's net interest income and market value of portfolio equity. Results of the simulations are reviewed and discussed at MidSouth's quarterly Funds Management Committee meetings.

          MidSouth does not invest in derivatives and has none in its securities portfolio.

          Liquidity

          Bank Liquidity. Liquidity is the availability of funds to meet contractual obligations as they become due and to fund operations. The Bank's primary liquidity needs involve its ability to accomodate customers demands for deposit withdrawals as well as their requests for credit. Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Bank.

          Liquidity is provided primarily by two sources: a stable base of funding sources and an adequate level of assets that can be readily converted into cash. MidSouth's core deposits are its most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity. Cash deposits at other banks, federal funds sold and principal payments received on loans and mortgage-backed securities provide the primary sources of asset liquidity for the Bank.

          In addition to these primary sources, the Bank has certain other sources available to meet the demand for funds if necessary. Approximately $3.8 million in securities maturing within twelve months provides an additional source of liquidity. These securities could be liquidated if necessary prior to maturity. MidSouth also has borrowing capabilities with three correspondent banks.

          Parent Company Liquidity. At the parent company level, cash is needed primarily to service outstanding debt and pay dividends on preferred and common stock. The parent company has a note payable to a financial institution, the terms of which are described in Note 8 to MidSouth's Consolidated Financial Statements. Funds to meet payments on the note come primarily from the sale of MidSouth's common stock to the Directors' Deferred Compensation Trust and to the ESOP and from funds received from the Bank under a tax sharing agreement with the parent company. Funds received from these sources and from the exercise of stock options described in Note 12 to MidSouth's Consolidated Financial Statements are expected to be sufficient to meet debt service obligations throughout 1996. Earnings of the Bank in 1994 eliminated the Bank's accumulated retained earnings deficit reported at December 31, 1993. Therefore, as of January 1, 1995, the Bank had the ability to pay dividends to the parent company without prior approval from its primary regulator. The dividends could provide additional liquidity for the parent company if needed.

          Dividends. The primary source of cash dividends on MidSouth's preferred and common stock is distributions from the Bank. As stated above under "Parent Company Liquidity", earnings recorded for 1994 eliminated an accumulated retained earnings deficit, thereby giving the Bank the ability to declare dividends to the parent company without prior approval of its primary regulator. However, the Bank's ability to pay dividends would be prohibited if the result would cause the Bank's regulatory capital to fall below minimum requirements.

          On May 12, 1995, MidSouth received written consent from its lender that allows payment of dividends or distributions to its shareholders. Subsequently, the Bank declared a dividend in the amount of $100,000.00 on September 21, 1995 to the parent company for the purpose of paying dividends on MidSouth's common stock. MidSouth's first common stock cash dividend of $.06 per share was paid on October 2, 1995 to shareholders of record on September 18, 1995. Common stock shareholders of record on December 17, 1995 received an additional $.06 per share dividend on January 2, 1996. It is the intention of the Board of Directors of MidSouth to continue to pay quarterly dividends on the common stock at the rate of $.06 per share. Cash dividends on the common stock are subject to payment of dividends on the preferred stock issued in conjunction with the acquisition of Sugarland State Bank, as well as other considerations.

          On September 15, 1995, MidSouth effected a four for three stock split by way of a stock dividend to its common stockholders of record as of September 7, 1995. The stock split increased the common shares outstanding at the time from 720,415 to 960,553.

          On February 18, 1994, MidSouth paid a 5% common stock dividend to shareholders of record on February 4, 1994. The dividend increased MidSouth's common stock outstanding at the time from 670,638 shares to 705,327 shares.

          No dividends were payable on MidSouth's preferred stock in 1995. Assuming no conversion of preferred stock in 1996, the aggregate amount of dividends on the preferred stock in 1996 is expected to be $163,065.

ITEM 7 - Financial Statements


INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
 of MidSouth Bancorp, Inc.
Lafayette, Louisiana

We have audited the accompanying consolidated statements of condition of MidSouth Bancorp, Inc. and its subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiary at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
New Orleans, Louisiana
January 26, 1996


MIDSOUTH BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 1995 AND 1994
==============================================================================================
ASSETS                                                                1995           1994
Cash and due from banks                                         $  10,298,209   $  6,941,989
Federal funds sold                                                 15,800,000      1,700,000
                                                                  ___________    ___________
      Total cash and cash equivalents                              26,098,209      8,641,989

Interest-bearing deposits in banks                                     26,349         48,422
Securities available-for-sale, at fair value
  (cost of $35,868,018 in 1995 and $32,909,276
  in 1994)                                                         36,058,587     31,369,476
Securities held-to-maturity (estimated market
  value of $4,735,344 in 1995 and $372,274
  in 1994)                                                          4,545,849        370,946
Loans, net of allowance for loan losses
  of $1,051,898 in 1995 and $873,934 in 1994                       77,826,707     59,558,341
Premises and equipment, net                                         4,532,610      2,117,512
Other real estate owned, net                                          180,270        198,350
Accrued interest receivable                                         1,107,820        695,604
Goodwill, net                                                         311,352        191,691
Other assets                                                          495,488        773,629
                                                                  ___________    ___________
      Total assets                                               $151,183,241   $103,965,960
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLERS' EQUITY

Deposits:
  Non-interest bearing                                           $ 40,471,206   $ 31,035,865
  Interest bearing                                                 98,558,357     64,454,490
                                                                  ___________    ___________
      Total deposits                                              139,029,563     96,490,355

  Securities sold under repurchase agreements                         175,904        301,730
  Accrued interest payable                                            322,891        191,366
  Notes payable                                                       972,617      1,195,917
  Other liabilities                                                   268,702        413,246
                                                                  ___________    ___________
      Total liabilities                                           140,769,677     98,592,614
                                                                  ___________    ___________

Commitments and Contingencies                                               -              -

Stockholders' equity:
  Preferred stock, $14.25 stated value, 5,000,000
    authorized, 187,286 issued and outstanding at
    December 31, 1995                                               2,668,826              -
  Common stock, $.10 par value, 5,000,000 shares
    authorized; 967,940 and 713,988 issued and
    outstanding at December 31, 1995 and 1994,
    respectively                                                       96,794         71,399
  Surplus                                                           6,164,443      6,144,070
  Unearned ESOP shares                                                (54,157)       (73,021)
  Unrealized gains (losses) on securities
    available-for-sales, net of deferred taxes
    of $91,619 in 1995 and $477,000 in 1994                            98,950     (1,062,800)
  Retained earnings                                                 1,438,708        293,698
                                                                  ___________    ___________
      Total stockholders' equity                                   10,413,564      5,373,346
                                                                  ___________    ___________
      Total liabilities and stockholders' equity                 $151,183,241   $103,965,960
                                                                  ===========    ===========

See notes to consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
===========================================================================================

                                                   1995          1994          1993
INTEREST INCOME:
  Loans, including fees                         $7,226,469    $5,463,501    $4,625,993
  Securities                                     2,058,321     1,782,504     1,603,668
  Federal funds sold                               442,794       142,473       139,386
                                                 _________     _________     _________
      Total interest income                      9,727,584     7,388,478     6,369,047
                                                 _________     _________     _________
INTEREST EXPENSE:
  Deposits                                       3,125,813     1,924,906     1,744,394
  Notes payable                                     99,513        51,195        59,540
                                                 _________     _________     _________
      Total interest expense                     3,225,326     1,976,101     1,803,934
                                                 _________     _________     _________
NET INTEREST INCOME                              6,502,258     5,412,377     4,565,113

PROVISION FOR LOAN LOSSES                          225,000       210,000       306,500
                                                 _________     _________     _________
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      6,277,258     5,202,377     4,258,613
                                                 _________     _________     _________
NONINTEREST INCOME:
  Service charges on deposit accounts            1,103,632     1,015,529       881,172
  Gains on investment securities, net                    -         1,178       210,466
  Other charges and fees                           479,394       406,187       279,486
                                                 _________     _________     _________
                                                 1,583,026     1,422,894     1,371,124

NONINTEREST EXPENSES:
  Salaries and employee benefits                 2,794,654     2,242,892     2,024,335
  Occupancy expense                              1,057,953       822,615       688,661
  Professional fees                                261,857       218,287       260,273
  FDIC assessments                                 106,414       209,508       208,656
  Marketing expenses                               328,964       207,295       177,164
  General and bond insurance                       111,319       109,674       121,529
  Data processing                                  187,739       108,572       104,077
  Postage                                          130,754       104,365        93,922
  Director fees                                     96,660        95,509        79,960
  Education and travel                             103,563        91,896        93,644
  Printing and supplies                            171,376       113,526        91,824
  Telephone                                        156,969        94,985        86,385
  Expenses on other real estate owned, net          18,449        22,500        90,849
  Other                                            545,458       440,506       532,024
                                                 _________     _________     _________
                                                 6,072,129     4,882,130     4,653,303
                                                 _________     _________     _________

INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                              1,788,155     1,743,141       976,434

PROVISION FOR INCOME TAXES                         546,545       601,500       331,500
                                                 _________     _________     _________

                                                                              (Continued)


MIDSOUTH BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
=======================================================================================

                                                     1995         1994         1993
INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                             1,241,610    1,141,641      644,934

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE FOR INCOME TAXES                                  -            -      600,000
                                                   _________    _________    _________
NET INCOME                                         1,241,610    1,141,641    1,244,934

PREFERRED DIVIDEND REQUIREMENT                        38,142            -            -
                                                   _________    _________    _________
INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                                    $1,203,468   $1,141,641   $1,244,934
                                                   =========    =========    =========
EARNINGS PER COMMON SHARE:
  PRIMARY
     Before cumulative effect of accounting chan      $1.24         $1.20       $0.73
     Cumulative effect of accounting change              -             -          .67
                                                      _____         _____       _____
     Primary earnings per common share                $1.24         $1.20       $1.40
                                                      =====         =====       =====
  FULLY DILUTED
     Before cumulative effect of accounting chan      $1.15         $1.20       $0.73
     Cumulative effect of accounting change              -             -          .67
                                                      _____         _____       _____
     Fully diluted earnings per common share          $1.15         $1.20       $1.40
                                                      =====         =====       =====

See notes to consolidated financial statements.

                                                                          (Concluded)

MIDSOUTH BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                              Unrealized
                                                                                             Gains (Losses)
                                                                                             on Securities Retained
                                Preferred Stock         Common Stock                   ESOP    Available   Earnings
                               __________________     ________________     Surplus  Obligation for Sale   (Deficit)     Total
                               Shares      Amount      Shares   Amount
BALANCE, JANUARY 1, 1993             - $        -     597,439 $5,314,454  $       - $(107,984) $       -$(1,782,806) $3,423,664

Change in par value                                           (5,254,710) 5,254,710
Issuance of common stock                               13,530      1,353    110,199                                     111,552
Exercise of warrants                                   59,669      5,967    373,756                                     379,723
Net income                                                                                                1,244,934   1,244,934
ESOP obligation repayments                                                             15,093                            15,093
Increase in unrealized
  gain on securities
  available-for-sale, net
  of tax                                                                                         293,700                293,700
                               _______    _______     _______  _________  _________  ________   ________  _________   _________
BALANCE, DECEMBER 31, 1993           -          -     670,638     67,064  5,738,665   (92,891)   293,700   (537,872)  5,468,666

Issuance of common stock                                9,829        983     99,329                                     100,312
Issuance of stock dividend                             33,521      3,352    306,076                        (310,071)       (643)
Net income                                                                                                1,141,641   1,141,641
ESOP obligation repayments                                                             19,870                            19,870
Net change in unrealized
  gain (loss) on securities
  available-for-sale, net
  of tax                                                                                      (1,356,500)            (1,356,500)
                               _______    _______     _______  _________  _________  ________   ________  _________   _________
BALANCE, DECEMBER 31, 1994           -          -     713,988     71,399  6,144,070   (73,021)(1,062,800)   293,698   5,373,346

Issuance of common stock                                9,685        968    123,865                                     124,833
Issuance of convertible
  preferred stock               187,286  2,668,826                                                                     2,668,826
Costs incurred in
  connection with
  issuance of preferred
  stock                                                                    (120,525)                                   (120,525)
Stock split on common
  stock effected in the
  form of a dividend                                  240,267     24,027    (24,027)                           (782)       (782)
Dividends paid on
  common stock                                                                                              (57,676)    (57,676)
Dividends accrued on
  preferred stock                                                                                           (38,142)    (38,142)
Stock options exercised                                 4,000        400     41,060                                      41,460
Net income                                                                                                1,241,610   1,241,610
ESOP obligation repayments                                                             18,864                            18,864
Net change in unrealized
  gain (loss) on securities
  available-for-sale,
  net of tax                                                                                   1,161,750              1,161,750
                               _______  _________     _______  _________  _________  ________   ________  _________  __________
BALANCE, DECEMBER 31, 1995     187,286 $2,668,826     967,940 $   96,794 $6,164,443 $ (54,157) $  98,950 $1,438,708 $10,413,564
                               =======  =========     =======  =========  =========  ========   ========  =========  ==========


See notes to consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
================================================================================
                                             1995          1994          1993
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                            $1,241,610    $1,141,641    $1,244,934
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization        393,418       285,957       247,690
        Provision for loan losses            225,000       210,000       306,500
        Provision for losses on other
           real estate owned                  12,400         5,649        42,520
        Provision for deferred income
           taxes                              82,367       347,500       321,500
        Premium amortization, net            123,283       207,798       257,860
        Gain on sales of securities                -        (1,179)     (210,466)
        Loss on sales of other real
           estate owned                          735         8,080         4,784
        Gain on sales of premises and
           equipment                               -          (455)       (4,325)
        Change in accrued interest
           receivable                       (185,054)      (94,094)      (28,033)
        Change in accrued interest
           payable                           101,682        44,198       (20,212)
        Change in other liabilities         (423,790)      290,353       187,104
        Change in other assets               (82,069)      (44,745)      (78,361)
        Increase in deferred tax asset             -             -      (600,000)
                                           _________     _________     _________
           Net cash provided by
             operating activities          1,489,582     2,400,703     1,671,495
                                           _________     _________     _________
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Net decrease (increase) in interest-
      bearing deposits in banks               22,073       (47,389)        4,492
    Proceeds from sales of securities
      available-for-sale                   2,288,617     1,223,182     6,774,117
    Proceeds from maturities and calls
      of securities available-for-sale     8,674,925     2,940,591     8,105,502
    Proceeds from maturities and calls
      of securities held-to-maturity         145,946             -             -
    Purchases of securities available-
      for-sale                           (10,178,931)   (3,061,635)  (18,566,265)
    Purchases of securities held-to-
      maturity                            (4,317,707)     (370,946)            -
    Loan originations, net of repayments  (9,631,750)  (10,806,547)   (9,804,366)
    Purchases of premises and equipment   (1,964,370)     (336,703)     (614,860)
    Proceeds from sale of premises and
      equipment                                    -           907         8,513
    Proceeds from sales of other real
      estate owned                            77,945        84,992        36,503
    Net cash received in connection with
       acquisition                         3,388,259             -             -
                                           _________     _________     _________
        Net cash used in investing
          activities                     (11,494,993)  (10,373,548)  (14,056,364)
                                          __________    __________    __________


                                                                     (Continued)

MIDSOUTH BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
========================================================================================

                                                   1995          1994          1993

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Net increase in deposits                    27,763,324     6,078,409    10,245,446
    Net (decrease) increase in repurchase
     agreements                                   (125,826)     (456,945)      415,494
    Issuance of notes payable                    1,000,000       544,916             -
    Repayments of notes payable                 (1,150,279)     (115,293)     (152,563)
    Proceeds from issuance of common stock         124,833       100,312       111,552
    Payment of common stock dividends              (57,676)            -             -
    Payment of fractional shares resulting
      from stock dividend                             (782)         (643)            -
    Proceeds from exercise of stock options
      and warrants                                   28,561             -       379,723
    Costs incurred in connection with
      issuance of preferred stock                  (120,524)            -             -
                                                ___________    __________   ___________
        Net cash provided by financing
          activities                             27,461,631     6,150,756    10,999,652
                                                ___________    __________   ___________
NET INCREASE (DECREASE)  IN
  CASH AND CASH EQUIVALENTS                      17,456,220    (1,822,089)   (1,385,217)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                               8,641,989    10,464,078    11,849,295
                                                ___________    __________   ___________
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                  $ 26,098,209   $ 8,641,989  $ 10,464,078
                                                ===========    ==========   ===========
SUPPLEMENTAL CASH FLOW
  INFORMATION:
  Interest paid                                $  3,093,801   $ 1,931,905  $  1,824,146
                                                ===========    ==========   ===========

  Income taxes paid                            $    466,723   $     5,000  $     12,280
                                                ===========    ==========   ===========


See notes to consolidated financial statements.

                                                                           (Concluded)

MIDSOUTH BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
_____________________________________________________________________


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements of MidSouth Bancorp, Inc. (the Company) and its wholly owned subsidiary MidSouth National Bank (the Bank), have been prepared in accordance with generally accepted accounting principles and conform with general practices within the banking industry. A summary of significant accounting policies follows:

   Description of Business - The Company is a bank holding company headquartered in Lafayette, Louisiana, providing banking services to commercial and retail customers through its wholly owned subsidiary, the Bank.

   The Bank is community oriented and focuses primarily on offering competitive commercial and consumer loan and deposit services to individuals and small to middle market business.

   Consolidation - The consolidated financial statements of the Company include the accounts of the Company and the Bank.
   Significant intercompany transactions and balances have been eliminated.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Securities - Securities are being accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115, which was adopted effective December 31, 1993, requires the classification of securities into one of three categories: trading, available-for-sale, or held-to-maturity.

   Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. The Company had no trading account securities during the three years ended December 31, 1995. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at market value, with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity until realized.

   The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Amortization, accretion and accrued interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

   Loans -Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. Interest on commercial and real estate mortgage loans is recorded as income based upon the principal amount outstanding. Unearned income on installment loans is credited to operations based on a method which approximates the interest method. Where doubt exists as to collectibility of a loan, the accrual of interest is discontinued and payments received are applied first to principal. Upon such discontinuances all unpaid accrued interest is reversed. Interest income is recorded after principal has been satisfied and as payments are received.

   The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans include troubled debt restructurings, and performing and non-performing major loans in which full payment of principal or interest is not expected. The Company calculates a reserve required for impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral.

   Generally, loans of all types which become 90 days delinquent are in the process of collection through repossession, foreclosure or have been deemed currently uncollectible. Loans deemed currently uncollectible are charged-off against the reserve account. As a matter of policy, loans are placed on a non-accrual status where doubt exist as to collectibility.

   Reserve for Loan Losses - The reserve for loan losses is a valuation account available to absorb probable losses on loans. All losses are charged to the reserve for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the reserve for loan losses at the time of recovery. Periodically during the year management estimates the likely level of future losses to determine whether the reserve is adequate to absorb reasonable anticipated losses in the existing portfolio based on the Company's past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral and current economic conditions. Based on these estimates, the reserve for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

   Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which generally range from 3 to 30 years. Leasehold improvements are amortized over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

   Other Real Estate Owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

   Income Taxes - Deferred income taxes are provided for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes.

   In the first quarter of the year ending December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). This Statement requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

   Goodwill - Goodwill represents the excess of the cost over the fair value of net assets purchased and is being amortized over 15 years.

   Earnings Per Common Share - In 1995, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The computation of fully diluted earnings per share further assumes the conversion of the convertible preferred stock. In 1994 and 1993, both primary and fully diluted earnings per common share were based on the weighted average number of outstanding common shares since the outstanding common stock equivalents did not have a material dilutive effect in those years. The shares used in the computations for the three years ended December 31, 1995 were as follows:

                                                  1995       1994       1993
Primary                                        969,971    949,819       888,680
Fully diluted                                1,077,003    949,819       888,680


   Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

   Reclassifications - Certain reclassifications have been made to the 1994 and 1993 amounts to conform to the classifications adopted for reporting in 1995.

2. ACQUISITION

   On July 31, 1995, the Company completed the merger and acquisition of Sugarland Bancshares, Inc. The Company issued
   187,286 shares of its cumulative convertible preferred stock to former shareholders of Sugarland Bancshares, Inc. The transaction was accounted for as a purchase.


Fair value of assets, excluding cash                                 $13,781,700
Cash acquired                                                          3,388,259
                                                                      __________
Liabilities assumed                                                  $17,169,959
                                                                      ==========


3. CASH AND DUE FROM BANKS

   The Bank is required to maintain average reserve balances with the Federal Reserve Bank. "Cash and due from banks" in the consolidated statements of condition included amounts so restricted of $1,623,000 and $908,000 at December 31, 1995 and 1994, respectively.

4. SECURITIES

   The portfolio of securities consisted of the following:



                                             December 31, 1995
                              _________________________________________________
                                             Gross       Gross
                               Amortized  Unrealized  Unrealized       Fair
Available-for-Sale                Cost       Gains      Losses        Value

U.S. Treasury securities      $11,958,890   $146,197     $ 35,650   $12,069,437
U.S. Government agencies        1,140,551      7,895        4,656     1,143,790
Obligations of states and
   political subdivisions         212,271     10,577            -       222,848
Mortgage-backed securities     15,006,892    187,141       21,624    15,172,409
Collateralized mortgage
   obligations                  4,826,975        728       21,950     4,805,753
Mutual funds                    2,000,000          -       78,900     1,921,100
Other                             722,439        811            -       723,250
                               __________    _______      _______    __________
                              $35,868,018   $353,349     $162,780   $36,058,587
                               ==========    =======      =======    ==========


                                                December 31, 1994
                               _________________________________________________
                                                Gross       Gross
                               Amortized     Unrealized   Unrealized    Fair
Available-for-Sale                Cost          Gains       Losses      Value
U.S. Treasury securities      $ 9,853,194    $  5,924   $  288,415   $ 9,570,703
U.s. Government agencies        2,430,718       4,474        9,500     2,425,692
Obligations of states and
  political subdivisions          212,271      16,890            -       229,161
Mortgage-backed securities     12,710,062       4,213      652,182    12,062,093
Collateralized mortgage
  obligations                   5,149,781           -      484,085     4,665,696
Mutual funds                    2,000,000           -      136,800     1,863,200
Other                             553,250           -          319       552,931
                              ___________    ________   __________   ___________
                              $32,909,276    $ 31,501   $1,571,301   $31,369,476
                              ===========    ========   ==========   ===========



                                                 December 31, 1995
                             _______________________________________________________
                                           Gross           Gross
                              Amortized  Unrealized      Unrealized         Fair
Held-to-Maturity                 Cost      Gains           Losses           Value
Nontaxable obligations
  of states and
  political subdivisions     $4,545,849   $ 189,495      $     -         $4,735,344
                             ==========   =========      ===========     ==========


                                                December 31, 1994
                                      __________________________________________
                                                 Gross    Gross
                                      Amortized  Unrealized  Unrealized   Fair
Held-to-Maturity                        Cost       Gains       Losses     Value
U. S. Treasury securities             $120,946   $     -    $    -     $120,946
Nontaxable obligations of states and
  political subdivisions               250,000      1,687       359     251,328
                                       _______    _______    ______     _______
                                      $370,946   $  1,687   $   359    $372,274
                                       =======    =======    ======     =======

   The amortized cost and fair value of securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                        Amortized       Fair
Available-for-Sale                                         Cost        Value
Due in one year or less                                $ 5,732,652   $ 5,669,605
Due after one year through five years                    7,689,894     7,747,165
Due after five years through ten years                   1,677,947     1,730,000
Due after ten years                                        311,110       311,110
Mortgage-backed securities                              19,833,976    19,978,269
Other securities                                           622,439       622,438
                                                        __________    __________
                                                       $35,868,018   $36,058,587
                                                        ==========    ==========




                                                          Amortized       Fair
Held-to-Maturity                                            Cost          Value
Due in one year or less                                  $   20,000   $   20,316
Due after one year through five years                       185,000      193,623
Due after five years through ten years                      383,043      394,176
Due after ten years                                       3,957,806    4,127,229
                                                          _________    _________
                                                         $4,545,849   $4,735,344
                                                          =========    =========







   Proceeds from sales of securities available-for-sale during 1995 were $2,288,617. No gains or losses were recognized of those sales. Proceeds from sales of securities available-for-sale during 1994 and 1993 were $1,223,182 and $6,774,117, respectively. Gross gains of $1,179 and $210,667 were realized on those sales, respectively. There were no gross losses realized on sales during 1994. Gross losses realized on sales during 1993 were $201. The related income tax provisions on gains on the sales of investment securities was $400 in 1994, and $71,500 in 1993.

   Securities with an aggregate carrying value of approximately
   $13,151,000 and $6,200,000 at December 31, 1995 and 1994 were pledged to secure public funds on deposit and for other purposes required or permitted by law.

   The Bank has three Aaa rated whole-loan collateralized mortgage obligations (CMO's) classified as available-for-sale which have sequential pay structures and have estimated average lives of two to six years.

5. LOANS

   The loan portfolio consisted of the following:


                                                               December 31,
                                                       __________________________
                                                           1995          1994
Commercial, financial and agricultural                 $25,748,496   $22,057,790
Lease financing receivable                               2,349,525     2,485,512
Real estate - mortgage                                  27,895,794    20,318,642
Real estate - construction                               2,257,013     1,268,712
Installment loans to individuals                        20,586,821    14,231,699
Other                                                       40,956        69,920
                                                        __________    __________
                                                        78,878,605    60,432,275
Less allowance for loan losses                          (1,051,898)     (873,934)
                                                        __________    __________
                                                       $77,826,707   $59,558,341
                                                        ==========    ==========




   The Bank generally makes loans in its market areas of Lafayette, Jefferson Davis, Iberia, St. Landry and St. Martin Parishes. Loans on which the accrual of interest has been discontinued amounted to $387,453 and $249,693 at December 31, 1995 and 1994,
   respectively. If interest on those loans had been accrued, such income would have approximated $42,000, $25,000 and $39,000 for the years ended December 31, 1995, 1994 and 1993. Interest income on those loans, which is recorded only when received, amounted to $16,808, $8,385 and $18,470 for 1995, 1994 and 1993,
   respectively.

   An analysis of the activity in the allowance for loan losses is as follows:


                                            Year Ended December 31,
                                    _______________________________________
                                        1995          1994          1993
Balance at beginning of year        $  873,934    $  824,329    $  837,203
Provision for loan losses              225,000       210,000       306,500
Addition of acquired reserve           115,093             -             -
Recoveries                              91,481       165,730       208,689
Loans charged off                     (253,610)     (326,125)     (528,063)
                                      ________      ________      ________
Balance at end of year             $ 1,051,898    $  873,934    $  824,329
                                     =========      ========      ========


   During the year ended December 31, 1995, approximately $18,000 of loans were transferred to other real estate owned. There were no transfers of loans to other real estate owned in 1994.

   As of December 31, 1995 and 1994, loans outstanding to certain directors, officers, and their affiliates were $512,103 and $561,011, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are made in the ordinary course of business, on the same terms and conditions, including interest rates and collateralization, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

   An analysis of activity with respect to these related party loans is as follows:

                                                               December 31,
                                                           _____________________
                                                              1995       1994
Beginning balance                                         $ 561,011   $ 700,660
New loans                                                   312,328     241,593
Repayments                                                 (361,236)   (381,242)
                                                           ________    ________
Ending balance                                            $ 512,103   $ 561,011
                                                           ========    ========





   At December 31, 1995, the recorded investment in loans that are considered to be impaired was $406,745. Included in this amount is $267,610 of impaired loans for which the related allowance for credit losses is $140,000 and $139,135 of impaired loans that do not have an allowance for credit losses. Two credits were removed and one added to total loans considered impaired during 1995. Interest income recognized on these loans amounted to approximately $18,600 for the year ended December 31, 1995.

6. BANK PREMISES AND EQUIPMENT

   Premises and equipment consisted of the following:


                                                              December 31,
                                                        _______________________
                                                           1995         1994
Buildings and improvements                             $ 2,643,069  $ 1,570,923
Furniture, fixtures, and equipment                       3,215,533    1,897,887
Automobiles                                                180,264      114,776
Leasehold improvements                                     385,521      130,246
Construction-in-process                                     61,857            _
                                                        __________   __________
                                                         6,486,244    3,713,832
Less accumulated depreciation and amortization          (1,953,634)  (1,596,320)
                                                        __________   __________
                                                       $ 4,532,610  $ 2,117,512
                                                        ==========   ==========



7. DEPOSITS

   Deposits consisted of the following:


                                                               December 31,
                                                       _________________________
                                                           1995          1994
Non-interest bearing                                  $ 40,471,206  $ 31,035,865
Savings and money market                                27,526,736    21,355,647
NOW accounts                                            22,100,079     9,998,596
Time deposits under $100,000                            36,027,950    23,837,982
Time deposits over $100,000                             12,903,592    10,262,265
                                                       ___________   ___________
                                                      $139,029,563  $ 96,490,355
                                                       ===========   ===========






   The bank has no brokered deposits and there are no major concentrations of deposits.

8. NOTES PAYABLE

   Notes payable consisted of the following:



                                                                 December 31,
                                                           _____________________
                                                             1995         1994
Note payable to a financial institution                    $463,197   $  577,980
FHLB borrowings                                             509,420      544,916
ESOP note payable to a financial institution                      -       73,021
                                                            _______    _________
                                                           $972,617   $1,195,917
                                                            =======    =========



   The note payable to a financial institution bears interest at prime plus 1%, is dated July 18, 1989, and is due on July 20, 1999. This note is payable in 120 monthly installments at increasing amounts over the term of the loan. In addition, the payments may be changed under the terms of the note when the interest rate is adjusted. At December 31, 1995, this note bore an interest rate of 9.5%. The Company has pledged all of the Bank's stock as collateral for the note. A portion of the loan is guaranteed by a group of eleven individuals, some of whom are Directors of the Company, in the amount of $30,000 each. The Company's ability to meet its debt requirements will depend upon its ability to receive sufficient dividends from the Bank.

   At December 31, 1995, the Bank had four FHLB borrowings outstanding. These borrowings bear interest at rates between 5.49% and 7.28%, and have maturities from February 1999 to June 2001. Monthly principal and interest payments ranges from approximately $350 on the smallest borrowing to approximately $4,710 on the largest borrowing, with balloon payments due at maturity. The borrowings are secured by a blanket floating lien on approximately $21,600,000 of the Bank's mortgage loans.

   Prior to 1995 the ESOP note payable to a financial institution was included in the Company's notes payable, with a corresponding reduction of stockholders' equity because the primary source of loan repayments is contributions by the Company to the ESOP. During 1995, the ESOP note payable was paid in full to the financial institution with proceeds received from a loan from the Bank. Therefore, the note payable and the related loan were eliminated in the consolidation.

   Aggregate annual maturities on notes payable are as follows:


1996                                                                    $165,928
1997                                                                     181,516
1998                                                                     198,456
1999                                                                     202,646
2000                                                                      48,106
Thereafter                                                               175,965
                                                                         _______
                                                                        $972,617
                                                                         =======



9. COMMITMENTS AND CONTINGENCIES

   At December 31, 1995, future annual minimum rental payments due under noncancellable operating leases, primarily for land, are as follows:



1996                                                                  $  339,290
1997                                                                     350,780
1998                                                                     337,060
1999                                                                     324,243
2000                                                                     331,459
Thereafter through 2058                                                6,033,808
                                                                       _________
                                                                      $7,716,640
                                                                       =========





   Minimum rental payments have not been reduced by minimum sublease rentals of approximately $91,000 due in the future under noncancellable subleases.

   Rental expense under operating leases for 1995, 1994 and 1993 was $266,558, $230,756, and $164,658, respectively. Sublease income amounted to $31,800 in 1995 and 1994.

   The Company and its subsidiaries are parties to various legal precedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

10.INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Bank's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:


                                                               1995       1994
Deferred tax assets:
    Unrealized loss on securities                          $       -   $477,000
    Writedowns of other real estate                           58,971     23,134
    Allowance for possible loan losses                        16,113          -
    Other                                                     12,791     18,814
                                                           _________   ________
      Total deferred tax assets                               87,875    518,948
                                                           _________   ________
Deferred tax liabilities:
    Allowance for possible loan losses                             -    (36,572)
    Depreciation                                             (97,118)   (58,208)
    Unrealized gain on securities                            (91,619)         -
    Other                                                   (156,251)   (30,295)
                                                           _________   ________
      Total deferred tax liabilities                        (344,988)  (125,075)
                                                           _________   ________
      Net deferred tax (liability)/asset                   $(257,113)  $393,873
                                                           =========   ========




   Components of income tax expense are as follows:


                                                   1995      1994        1993
Current                                         $464,178   $254,000   $ 10,000
Deferred                                          82,367    347,500    321,500
                                                ________   ________   ________
                                                $546,545   $601,500   $331,500
                                                ========   ========   ========







   The actual tax expense does not materially differ from the "expected" tax expense, computed by applying the U.S. federal corporation tax rate of 34% to earnings before income taxes in 1995, 1994 and 1993.

11.EMPLOYEE BENEFITS

   The Company sponsors a leveraged employee stock ownership plan
   (ESOP) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Prior to 1995, the ESOP note payable was to a financial institution. Because the source of the loan payments are contributions received by the ESOP from the Company, such debt was included in the Company's notes payable, with a corresponding reduction of stockholders' equity. During 1995, the ESOP note payable to the financial institution was paid in full with proceeds received from a loan from the Bank. The balance of the ESOP note payable to the Bank was $54,157 at December 31, 1995. In accordance with Statement of Position 93-6 (SOP), shares purchased subsequent to December 31, 1992 are based on the current market price of the shares. The Company has elected not to apply the provisions of the SOP to shares purchased on or before December 31, 1992. ESOP compensation expense was $78,000 for the year ended December 31, 1995. ESOP compensation expense was $60,000 in each of the years ended December 31, 1994 and 1993. The ESOP shares as of December 31, 1995 and 1994 were as follows:


                                                                1995      1994
Allocated shares                                               87,115    58,968
Shares released for allocation                                  1,804     1,927
Unreleased shares                                               4,371     6,175
                                                               ______    ______
Total ESOP shares                                              93,290    67,070
                                                               ======    ======
Fair value of unreleased shares at
 December 31,                                                 $67,226   $71,012
                                                               ======    ======



12.STOCKHOLDERS' EQUITY

   On July 31, 1995, the Company issued 187,286 shares of Series A Cumulative Convertible Preferred Shares with a stated value of $14.25. The Convertible Preferred Shares are convertible at any time at the option of the holder into common stock, at the rate of 1.333 shares of Common Stock for each Convertible Preferred Share. On or after July 31, 2000, the Convertible Preferred Shares are redeemable, in whole or in part, at the option of the Company at the stated value of $14.25. The liquidation value of the Convertible Preferred Stock is $14.25 plus accrued dividends. Dividends on the Convertible Preferred Shares are determined each year based on an annual rate, fixed on December 31 of each year for the ensuing calendar year and was 6.11% at December 31, 1995. The dividends are cumulative and payable quarterly in arrears. Holders of Convertible Preferred Shares are not entitled to normal voting rights unless certain conditions exists.

   The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. In 1996, the Bank will have available to pay dividends to the Parent Company, without regulatory approval approximately
   $2,365,000, plus net retained income earned in 1996 prior to the dividend declaration date.

   The Company has granted options to certain key employees to purchase shares of the Company's common stock at $7.14 per share. These options expire on December 31, 1996. As of December 31, 1995, 4,000 of these options have been exercised. At December 31, 1995 and 1994, 24,000 and 21,000 options, respectively, remained unexercised.

13.FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

   The Bank is a party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the involvement the Bank has in particular classes of financial instruments.

   The Bank's exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees is represented by the contractual amount of those instruments. The Bank uses the same credit policies, including considerations of collateral requirements, in making these commitments and conditional obligations as it does for on-balance sheet instruments.

                                                          Contract or Notional
                                                                 Amount
                                                        ________________________
                                                            1995        1994
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                        $11,621,000   $6,859,000
    Standby letters of credit                               704,000      670,000




   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

   Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers. Approximately 63% of these letters of credit were secured by marketable securities, cash on deposits or other assets at December 31, 1995.

14.REGULATORY MATTERS

   The Bank is required to maintain certain minimum capital levels. At December 31, 1995, the Bank was in compliance with statutory minimum capital requirements. Following is a summary of the actual capital levels at December 31, 1995:


                                                                        Actual
Core Capital vs. Risk Assets (Tier 1)                                   12.11%
Qualifying Capital vs. Risk Assets (Tier 2)                             13.36%
Core Capital vs. Total Assets (Leveraged)                                6.99%



   Risk-based capital requirements are intended to make regulatory capital more sensitive to risk elements of the Bank. Currently, the Bank is required to maintain a minimum risk-based capital ratio of 8.0%, with not less than 4.0% in Tier 1 capital. In addition, the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3.0% based upon the regulators latest composite rating of the institutions.

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required that each federal banking agency implement prompt corrective actions for institutions that it regulates. The rules provide that an institution is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risked-based capital ratio is 6% or greater, its leverage is 5% or greater and the institution is not subject to a capital directive. Under this regulation, the Bank is deemed to be "well capitalized" as of December 31, 1995 based upon the most recent notification from their regulators. There are no conditions or events since those notifications that management believes would change their classifications.

15.DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash, Due From Banks and Federal Funds Sold - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

   Securities - For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

   Loans - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

   Deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

   Long-Term Bonds and Notes - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

   Commitments - The fair value of commitments to extend credit was not significant.

   The estimated fair values of the Company's financial instruments are as follows at December 31, 1995 (in thousands):


                                                                    1995
                                                            ___________________
                                                             Carrying     Fair
                                                              Amount     Value
Financial Assets:
  Cash, due from banks and federal fund sold                  $26,098   $26,098
  Securities available-for-sale                                36,059    36,059
  Securities held-to-maturity                                   4,546     4,735
  Loans, net                                                   77,827    76,937

Financial liabilities:
  Non-interest bearing deposits                               $40,471   $40,471
  Interest bearing deposits                                    98,558    98,860
  Notes payable                                                   973       960


16.CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

   Summarized financial information for MidSouth Bancorp, Inc.
   (parent company only) follows:





               STATEMENTS OF CONDITION
                                                                 December 31,
                                                          _______________________
                                                              1995        1994
  ASSETS
Cash and interest-bearing deposits in banks             $    90,235   $   23,443
Investment securities                                             -      120,946
Other assets                                                228,143      113,732
Investment in subsidiary                                 10,752,502    5,835,618
                                                         __________    _________
                                                        $11,070,880   $6,093,739
                                                         ==========    =========
  LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
  Note payable to a financial institution               $   463,197   $  651,001
  Note payable to Bank                                       99,119       69,392
  Other liabilities                                          95,000            -
                                                         __________    _________
      Total liabilities                                     657,316      720,393
                                                         __________    _________
Stockholders' Equity:
  Preferred stock                                         2,668,826            -
  Common stock                                               96,794       71,399
  Surplus                                                 6,164,443    6,144,070
  ESOP obligation                                           (54,157)     (73,021)
  Unrealized gains (losses) on securities
     available-for-sale, net of deferred taxes               98,950   (1,062,800)
  Retained earnings                                       1,438,708      293,698
                                                         __________    _________
    Total stockholders' equity                           10,413,564    5,373,346
                                                         __________    _________
                                                        $11,070,880   $6,093,739
                                                         ==========    =========



           STATEMENTS OF INCOME

                                                     Years Ended December 31,
                                             ___________________________________
                                                 1995        1994        1993
Revenue:
  Interest income                           $    5,080   $    7,091   $    5,300
  Equity in undistributed income
    of subsidiary                            1,350,358    1,251,499    1,269,489
  Rental income                                 31,800       31,800            -
                                             _________    _________    _________
                                             1,387,238    1,290,390    1,274,789
                                             _________    _________    _________

Expenses:
  Interest on notes payable                     55,884       56,906       59,540
  Professional fees                             68,169       76,951       64,942
  Other expense                                 89,575       71,591       60,976
                                             _________    _________    _________
                                               213,628      205,448      185,458
                                             _________    _________    _________

Income before income taxes and
  cumulative effect of accounting change     1,173,610    1,084,942    1,089,331

Income tax benefit                              68,000       56,699       61,603
                                             _________    _________    _________

Income before cumulative effect
  of accounting change                       1,241,610    1,141,641    1,150,934

Cumulative effect of accounting change
  for income taxes                                   -            -       94,000
                                             _________    _________    _________

Net income                                  $1,241,610   $1,141,641   $1,244,934
                                             =========    =========    =========



        STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                            ____________________________________
                                                1995        1994        1993

  CASH FLOWS FROM OPERATING
    ACTIVITIES:
      Net income                          $ 1,241,610  $ 1,141,641  $ 1,244,934
      Adjustments to reconcile net
        income to net cash used in
        operating activities:
           Equity in undistributed
             income of Bank                (1,350,358)  (1,251,499)  (1,269,491)
           Dividends from Bank                220,524            -            -
           Tax benefit received from Bank      12,899            -            -
           Change in other assets            (114,411)     135,058     (248,790)
           Change in other liabilities         95,000      (12,955)         799
                                           __________    _________   __________
          Net cash provided by (used in)
             operating activities             105,264       12,245     (272,548)
                                           __________    _________   __________


                                    47


                                                           Years Ended December 31,
                                                      ________________________________
                                                        1995       1994        1993

  CASH FLOWS FROM INVESTING
    ACTIVITIES:
      Purchase of investment securities                     -    (120,946)    (98,042)
      Proceeds from maturities of investment
        securities                                    120,946      98,042           -
                                                     ________    ________    ________
          Net cash provided by (used in) investing    120,946     (22,904)    (98,042)
                                                     ________    ________    ________

  CASH FLOWS FROM FINANCING
    ACTIVITIES:
      Sale of common stock                            124,833     100,312     111,552
      Payment of fractional shares resulting from
         stock dividend                                  (782)       (643)          -
      Exercise of stock options and warrants           28,561           -     379,723
      Payment of common stock dividends               (57,676)          -           -
      Issuance of note payable to Bank,
        net of repayments                              40,669           -      92,292
      Repayments of notes payable to
        other financial institutions                 (174,499)   (138,190)   (152,563)
      Cost incurred in connection with issuance
         of preferred stock                          (120,524)          -           -
                                                     ________    ________    ________
          Net cash (used in) provided by financing   (159,418)    (38,521)    431,004
                                                     ________    ________    ________

  NET INCREASE (DECREASE)
    IN CASH AND CASH EQUIVALENTS                       66,792     (49,180)     60,414

  CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                               23,443      72,623      12,209
                                                     ________    ________    ________

  CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                     90,235      23,443      72,623
                                                     ========    ========    ========


                                         *********



Selected Quarterly Financial Data
(unaudited)

                                                                    1995
                                         _________________________________________________________
(Dollars in thousands, except
  per share data)                            IV              III               II                I
                                         ______           ______           ______           ______
Interest income                          $2,849           $2,636           $2,213           $2,030
Interest Expense                          1,011              908              708              598
                                         ______           ______           ______           ______
Net interest income                       1,838            1,728            1,505            1,432
Provision for possible credit losses         75               60               35               55
                                         ______           ______           ______           ______
Net interest income after provision       1,763            1,668            1,470            1,377
  for possible credit losses
Noninterest income,
  excluding securities gains                423              413              389              358
Net securities gains                          -                -                -                -
Noninterest expense                       1,778            1,601            1,418            1,276
                                         ______           ______           ______           ______
Income before income tax expense,
  extraordinary item and cumulative
  effect of accounting change               408              480              441              459
Income tax expense                           90              154              142              161
                                         ______           ______           ______           ______
Net income                                  318              326              299              298
Preferred stock dividend requirement        (38)               -                -                -
                                         ______           ______           ______           ______
Income applicable to common
  shareholders                             $280             $326             $299             $298
                                         ======           ======           ======           ======
Earnings per common share <FN1>
  Primary                                 $0.29            $0.34            $0.31            $0.30
  Fully diluted                           $0.26            $0.28            $0.31            $0.30

Market price
  High                                   $19.75           $13.00            $9.12            $9.30
  Low                                    $13.25            $8.74            $8.27            $8.18
  Close                                  $15.38           $13.00            $8.83            $8.18

Average shares outstanding
  Primary                               978,974          968,420          957,557          955,345
  Fully diluted                       1,228,064        1,138,192          957,557          955,345

       <FN1>  Earnings per share and other market data have been adjusted for a 5% stock dividend paid by the Company on February 18, 1994 and a four for three stock split paid on September 15, 1995.
       <FN2>  No effect has been given to outstanding common stock equivalents in the first and second quarters of 1995 as no material dilutive effect would result from the exercise of these items.

                                    49


Selected Quarterly Financial Data
(unaudited)

                                                                    1994
                                         _________________________________________________________
(Dollars in thousands, except
   per share data)                           IV              III               II                I
                                         ______           ______           ______           ______
Interest income                          $1,976           $1,878           $1,837           $1,697
Interest Expense                            521              507              483              465
                                         ______           ______           ______           ______
Net interest income                       1,455            1,371            1,354            1,232
Provision for possible credit losses         45               25               60               80
                                         ______           ______           ______           ______
Net interest income after provision       1,410            1,346            1,294            1,152
  for possible credit losses
Noninterest income,
  excluding securities gains                336              359              367              359
Net securities gains                          -                1                -                -
Noninterest expense                       1,275            1,214            1,219            1,173
                                         ______           ______           ______           ______
Income before income tax expense,
  extraordinary item and cumulative
  effect of accounting change               471              492              442              338
Income tax expense                          165              171              150              115
                                         ______           ______           ______           ______
Net income                                 $306             $321             $292             $223
                                         ======           ======           ======           ======
Per common share  <FN1>  <FN2>
  Income before extraordinary item
  and cumulative effect of
  accounting change                       $0.32            $0.34            $0.31            $0.23

  Net income                              $0.32            $0.34            $0.31            $0.23

Market price
  High                                    $9.38            $8.91            $8.44            $7.04
  Low                                     $8.44            $7.50            $6.56            $6.66
  Close                                   $8.63            $8.35            $7.69            $6.66

Average shares outstanding
  Primary                               958,517          951,126          948,835          945,854
  Fully Diluted                         958,517          951,126          948,835          945,854

       <FN1>  Earnings per share and other market data have been adjusted for a 5% stock dividend paid by the Company on February 18, 1994 and a four for three stock split paid on September 15, 1995.
       <FN2>  No effect has been given to outstanding common stock equivalents as no material dilutive effect would result from the exercise of these items.


                                    50


MIDSOUTH BANCORP, INC.
LOAN PORTFOLIO
LOAN MATURITIES AND SENSITIVITY TO INTEREST RATES for the Year Ended December 31, 1995

(in thousands)

                                      Loans at Stated Maturities                      Amounts Over One Year With
                            _______________________________________________     ____________________________________
                            1 Year       1 Year -        Over                   Predetermined   Floating
                            or Less      5 Years       5 Years       Total         Rates         Rates       Total
                            _______________________________________________     ____________________________________

Commercial, Financial
    and Industrial          $12,582       $8,179        $4,987      $25,748          $924       $12,242     $13,166

Real Estate - Construction
    and Mortgage              3,284       23,841         3,028      $30,153        25,697         1,172      26,869

Installment Loans to
    Individuals               4,429       14,332         1,826      $20,587        15,584           574      16,158

Lease Financing
    Receivables                 140        2,210             -       $2,350         2,210             -       2,210

Other                            41            -             -          $41             -             -           -
                            _______________________________________________     ____________________________________

TOTAL                       $20,476      $48,562        $9,841      $78,879       $44,415       $13,988     $58,403
                            ===============================================     ====================================


                                    51


MIDSOUTH BANCORP, INC.
SUMMARY OF
AVERAGE DEPOSITS
(in thousands)
                                  1995                                 1994

                           AVERAGE      AVERAGE                AVERAGE      AVERAGE
                           AMOUNT        YIELD                 AMOUNT       YIELD
                           _______      _______                _______       _______
Non-interest bearing       $31,354         0.00%               $31,036         0.00%
    Demand Deposits

Interest bearing Deposits
    Savings, NOW, MM        40,180         2.60%                31,354         2.14%

    Time Deposits           41,489         4.97%                34,100         3.50%
                           _______                             _______
Total                     $113,023         2.76%               $96,490         2.01%
                           =======                             =======



MATURITY SCHEDULE
TIME DEPOSITS OF
$100,000 OR MORE
(in thousands)

                                   1995                   1994
                                  _______                _______
3 months or less                   $4,539                 $3,942

3 months through 6 months           1,587                  2,635

7 months through 12 months          4,231                  2,171

over 12 months                      2,547                  1,514
                                  _______                _______
Total                             $12,904                $10,262
                                  =======                =======

SUMMARY OF RETURN
ON EQUITY AND ASSETS

                                    1995                   1994

Return on Average Assets             0.98%                  1.12%

Return on Average Equity            14.84%                 20.98%

Dividend Payout Ratio
    on Common Stock                  4.80%                  N/A

Average Equity to
    Average Assets    (1)            6.58%                  5.36%





MIDSOUTH BANCORP, INC.
SECURITIES PORTFOLIO
MATURITIES AND AVERAGE YIELDS
for the Year Ended December 31, 1995
(in thousands)
                                                            After 1 but         After 5 but
                                       Within 1 Year       Within 5 Years      Within 10 Years       After 10 Years
SECURITIES AVAILABLE FOR SALE         Amount      Yield     Amount  Yield      Amount    Yield       Amount    Yield       Total
                                      ____________________________________________________________________________________________
U.S. Treasury and U.S.
    Government Agency securities       $3,545     6.20%      $7,628 5.65%       $1,730     6.20%       $311     7.75%      13,214

Obligations of State and
    Political Subdivisions                103     9.00%         120 9.80%            -                    -                   223
    Mortgage-backed securities
    and CMOs                            1,831     7.09%       9,914 6.25%        6,829     6.85%      1,404     6.88%      19,978

Other securities                          101     8.00%           -                  -                  622     5.00%         723

Mutual funds                            1,921     5.55%           -                  -                    -                 1,921
                                      ____________________________________________________________________________________________

Total Fair Value                       $7,501               $17,662             $8,559               $2,337               $36,059
                                      ============================================================================================

                                                              After 1 but          After 5 but
                                        Within 1 Year        Within 5 Years      Within 10 Years      After 10 Years
HELD TO MATURITY                       Amount      Yield     Amount  Yield       Amount    Yield      Amount    Yield      Total
                                      ____________________________________________________________________________________________

U.S. Treasury and U.S.
    Government Agency securities            -                     -                  -                    -                     -

Obligations of State and
    Political Subdivisions                 20     5.75%         185 5.75%          383     7.35%      3,958     7.39%       4,546
                                      ____________________________________________________________________________________________

Total Amortized Cost                      $20                  $185               $383               $3,958                $4,546
                                      ============================================================================================


               ITEM 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  Not applicable.


                                         PART III

               ITEM  9  -  Directors,  Executive  Officers,  Promotors  and
               Contact Persons;        Compliance with Section 16(a) of the
               Exchange Act

               The information contained in Registrant's definitive proxy statement for its 1996 annual meeting of shareholders with respect to directors of the Registrant, is incorporated herein by reference in response to this Item. Information concerning executive officers is provided following Item 4.

               ITEM 10 - Executive Compensation

               The information contained in Registrant's definitive proxy statement for its 1996 annual meeting of shareholders with respect to executive compensation, is incorporated herein by reference in response to this Item.

               ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

               The information contained in Registrant's definitive proxy statement for its 1996 annual meeting of shareholders with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item.

               ITEM 12 - Certain Relationships and Related Transactions

               The information contained in Registrant's definitive proxy statement for its 1995 annual meeting of shareholders with respect to related party transactions is incorporated herein by reference in response to this Item.

               ITEM 13 - Exhibits and Reports on Form 8-K.


               Exhibits


               Exhibit No.                   Description
               ___________                   ___________

               3.1 Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. are included as Exhibit 3.1 to MidSouth's Annual Report on Form 10-K for the Year Ended December 31, 1993 and is incorporated herein by reference.

               3.2 Articles of Amendment to Amended and Restated Articles of Incorporation dated July 19,1995 are included as Exhibit 4.2 to MidSouth's Registration Statement on Form S-8 filed September 20, 1995 and is incorporated herein by reference.

               3.3 Amended and Restated By-laws adopted by the Board of Directors on April 12, 1995 are included as Exhibit 3.2 to Amendment No. 1 to MidSouth's Registration Statement on Form S-4 (Reg. No. 33-58499) filed on June 1, 1995.

               4.1 MidSouth agrees to furnish to the Commission on request a copy of the instruments defining the rights of the holder of its long-term debt, which debt does not exceed 10% of the total consolidated assets of MidSouth.

               10.1 MidSouth National Bank Lease Agreement Southwest Bank Building Limited Partnership is included as Exhibit 10.7 to the Company's annual report on Form 10-K for the Year Ended December 31, 1992, and is incorporated herein by reference.

               10.2 First Amendment to Lease between MBL Life Assurance Corporation, successor in interest to Southwest Bank Building Limited Partnership in Commendam, and MidSouth National Bank is included as Exhibit 10.1 to Rport on the Company's annual report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

               10.3 Amended and Restated Deferred Compensation Plan and Trust is included as Exhibit 10.3 to MidSouth's Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.

               10.5 Employment Agreementswith C. R. Cloutier and Karen L. Hail are included as Exhibit 5(c) to MidSouth's Form 1-A and are incorporated herein by reference.

               10.6 Agreement and Plan of Merger between MidSouth Bancorp, Inc. and MidSouth National Bank and Sugarland Bancshares, Inc. and Sugarland State Bank is included as Exhibit 10.5 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

               11             Computation of Earnings Per Share

               21             Subsidiaries of the Registrant

               27             Financial Data Schedule


               Reports on Form 8-K

                  Form 8-K/A filed October 13, 1995


               SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               MIDSOUTH BANCORP, INC.



                                             By:
                                                     C. R. Cloutier
                                         President and Chief Executive Officer

               Dated:  March 13, 1996

                    Pursuant to the requirements of the Securities Exchange
               Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    Signatures             Title                Date

                _________________     President, Chief
                  C. R. Cloutier     Executive Officer     March 13, 1996
                                        and Director

                _________________     Chief Financial
                  Karen L. Hail      Officer, Executive    March 13, 1996
                                      Vice President,
                                    Secretary/Treasurer
                                        and Director

                _________________
                  Teri S. Stelly         Controller        March 13, 1996


                _________________
                 J. B. Hargroder,         Director         March 13, 1996
                       M.D.


                __________________
                William M. Simmons        Director         March 13, 1996


                _________________
                     Will G.              Director         March 13, 1996
                 Charbonnet, Sr.


               __________________
                   Clayton Paul           Director         March 13, 1996
                     Hilliard


                __________________
                James R. Davis, Jr.       Director         March 13, 1996



                _________________
                 Milton B. Kidd,          Director         March 13, 1996
                    Jr., O.D.

                                        EXHIBIT 21

                              SUBSIDIARIES OF THE REGISTRANT

                                  MidSouth National Bank