Form 10QSB
period 1996-03-31
MIDSOUTH BANCORP INC
filed 1996-05-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10QSB


          __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended............March 31, 1996


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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES __X__NO _____

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Outstanding as of March 31, 1996

               Common stock, $.10 par value                   980,950
              Preferred stock, no par value,
                 $14.25 stated value                          181,756

                   Transitional Small Business Disclosure Format:
                               Yes _______     No ____X____

          PART 1 - FINANCIAL INFORMATION

               Item 1.  Financial Statements (Unaudited)               Page

                    Statements of Condition - March  31, 1996 and        3
                          December 31, 1994

                    Statements of Income - Three and Twelve Months
                          Ended March  31, 1996 and 1995
                          and December 31, 1995                          4

                    Statement of Stockholders' Equity - Three
                          Months Ended March 31, 1996                    5

                    Statements of Cash Flows - Three Months Ended
                          March  31, 1996 and 1995                       6

                    Notes to Financial Statements                        7

               Item 2.  Management's Discussion and Analysis or
                          Plan of Operation                              8

          PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K                14

               Signatures                                               15

MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

_____________________________________________________________________________________________________


                                                                        March 31,       December 31,
ASSETS                                                                   1996              1995
                                                                       __________      ___________
Cash and due from banks                                                $7,472,995      $10,298,209
Federal funds sold                                                     12,200,000       15,800,000
                                                                       __________      ___________

     Total cash and cash equivalents                                   19,672,995       26,098,209

Interest bearing deposits in banks                                        108,240           26,349
Securities available-for-sale, at fair value (cost of $46,502,090
     in March 1996 and $35,868,018 in December 1995)                   46,293,990       36,058,587
Securities held-to-maturity (estimated market value of $6,278,732
     in March 1996 and $4,735,344 in December 1995)                     6,223,787        4,545,849
Loans, net of allowance for loan and lease losses of
     $1,046,691 in March 1996 and $1,051,898 in December 1995          79,336,176       77,826,707
Bank premises and equipment, net                                        4,553,070        4,532,610
Other real estate owned, net                                              183,607          180,270
Accrued interest receivable                                             1,295,256        1,107,820
Goodwill, net                                                             302,822          311,352
Other assets                                                            1,060,504          495,488
                                                                       __________      ___________

     Total assets                                                    $159,030,447     $151,183,241
                                                                      ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                                $40,617,636      $40,471,206
  Interest bearing                                                    106,309,905       98,558,357
                                                                       __________      ___________

     Total deposits                                                   146,927,541      139,029,563

Securities sold under
     repurchase agreements                                                 66,645          175,904
Accrued interest payable                                                  344,020          322,891
Notes payable                                                             932,297          972,617
Other liabilities                                                         344,382          268,702
                                                                       __________      ___________

     Total liabilities                                                148,614,885      140,769,677
                                                                       __________      ___________

Commitments and contingencies                                                   -                -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25 stated value -
     5,000,000 authorized, 181,756 and 187,286 issued and
     outstanding on March 31, 1996 and December 31, 1995,
     respectively                                                       2590,023        2,668,826
   Common stock, $.10 par value-
     5,000,000 shares authorized, 980,950 and 967,940
     issued and outstanding on March 31, 1996 and
     December 31, 1995, respectively                                       98,095           96,794
   Surplus                                                              6,311,998        6,164,443
   Unearned ESOP shares                                                   (48,515)         (54,157)
   Unrealized gains/losses on securities available-for-sale,
     net of deferred taxes of $42,900 in March 1996 and $91,619
     in December 1995                                                    (165,200)          98,950
   Retained earnings                                                    1,629,161        1,438,708
                                                                       __________      ___________

     Total stockholders' equity                                        10,415,562       10,413,564
                                                                       __________      ___________

Total liabilities and stockholders' equity                           $159,030,447     $151,183,241
                                                                      ===========      ===========


MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

______________________________________________________________________________________


                                            Three Months Ended           Year Ended
                                                 March 31,               December 31,
                                          1996             1995             1995
                                       ___________________________       __________
INTEREST INCOME:
Loans, including fees                  $2,037,428       $1,546,455       $7,226,469
Securities                                676,228          439,900        2,058,321
Federal funds sold                        197,043           43,782          442,794
                                        _________        _________        _________
TOTAL                                   2,910,699        2,030,137        9,727,584
                                        _________        _________        _________

INTEREST EXPENSE:
Interest on deposits                    1,010,515          568,873        3,125,813
Interest on note payable                   19,120           29,139           99,513
                                        _________        _________        _________

TOTAL                                   1,029,635          598,012        3,225,326
                                        _________        _________        _________

NET INTEREST INCOME                     1,881,064        1,432,125        6,502,258

PROVISION FOR LOAN LOSSES                 120,000           55,000          225,000
                                        _________        _________        _________
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES             1,761,064        1,377,125        6,277,258
                                        _________        _________        _________

OTHER OPERATING INCOME:
Service charges on deposits               312,416          249,211        1,103,632
Gains (losses) on securities, net               -                -                -
Other charges and fees                    129,149          108,569          479,394
                                        _________        _________        _________

TOTAL OTHER INCOME                        441,565          357,780        1,583,026
                                        _________        _________        _________

OTHER EXPENSES:
Salaries and employee benefits            862,471          587,802        2,794,654
Occupancy expense                         295,395          208,440        1,057,953
Professional fees                          64,444           42,962          261,857
FDIC assessments                              500           51,939          106,414
Marketing expenses                         80,617           52,818          328,964
General and bond insurance                 49,611           37,822          111,319
Data processing expenses                   81,573           24,927          187,739
Postage                                    34,337           28,178          130,754
Director fees                              26,273           22,409           96,660
Education and travel                       33,362           22,152          103,563
Printing and supplies                      51,731           31,135          171,376
Telephone                                  40,090           22,758          156,969
Expenses on other real estate owned, net      173           16,006           18,449
Other                                     159,814          126,215          545,458
                                        _________        _________        _________

TOTAL OTHER EXPENSES                    1,780,391        1,275,563        6,072,129
                                        _________        _________        _________

INCOME BEFORE INCOME TAXES                422,238          459,342        1,788,155
PROVISION FOR INCOME TAXES                133,991          161,257          546,545
                                        _________        _________        _________

NET INCOME                               $288,247         $298,085       $1,241,610
PREFERRED DIVIDEND REQUIREMENT             39,720                -           38,142
                                        _________        _________        _________
INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                          $248,527         $298,085       $1,203,468
                                        =========        =========        =========
Primary earnings per common share           $0.25            $0.31            $1.24
                                        =========        =========        =========
Fully diluted earnings per common share     $0.24            $0.31            $1.15
                                        =========        =========        =========



MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)

________________________________________________________________________________________________________________________________

                                                                                              UNREALIZED
                                                                                               (GAINS)
                                                                                               LOSES ON
                          PREFERRED STOCK          COMMON STOCK                      ESOP     SECURITIES   RETAINED
                         SHARES     AMOUNT        SHARES   AMOUNT       SURPLUS   OBLIGATION      AFS      EARNINGS      TOTAL
                         _________________        _______________       _______   ______________________  __________    _______
BALANCE,
  DECEMBER 31, 1995     $187,286   $2,668,826    967,940   $96,794    $6,164,443   ($54,157)   $98,950   $1,438,708   $10,413,564

Issuance of common
  stock                                            2,639       264        40,224                                           40,488
Dividends paid on
  common stock                                                                                              (58,074)      (58,074)
Dividends accrued on
  preferred stock                                                                                           (39,720)      (39,720)
Stock options
  exercised                                        3,000       300        29,265                                           29,565
Preferred stock
  conversion              (5,530)     (78,803)     7,371       737        78,066
Net income                                                                                                  288,247       288,247
ESOP obligation
  repayments                                                                          5,642                                 5,642
Net change in
  unrealized gain/
  loss on securities
  available-for-sale,
  net of tax                                                                                  (264,150)                  (264,150)
                         _______    _________    _______    ______     _________    _______   ________    _________    __________
BALANCE,
  MARCH 31, 1996         181,756   $2,590,023    980,950   $98,095    $6,311,998   ($48,515) ($165,200)  $1,629,161   $10,415,562
                         =======    =========    =======    ======     =========    =======   ========    =========    ==========


MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

___________________________________________________________________________________________
                                                                        March 31,
                                                                1996              1995
                                                              _________        ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $288,247          $298,085
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                              147,054            71,562
    Provision for loan losses                                  120,000            55,000
    Provision for deferred taxes                               (63,623)                -
    Premium amortization, net                                   40,343            37,301
    Write-down of other real estate owned                            -             5,000
    Change in accrued interest receivable                     (187,436)           11,412
    Change in accrued interest payable                          21,129            42,689
    Change in other liabilities                                182,207          (300,494)
    Change in other assets                                    (507,479)          (77,175)
                                                            __________        __________
NET CASH PROVIDED BY OPERATING ACTIVITIES                       40,442           143,380
                                                            __________        __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits                    (81,891)          (49,963)
  Proceeds from sales of securities available-for-sale               -                 -
  Proceeds from maturities and calls of securities
    available-for-sale                                         658,812         3,315,366
  Purchases of securities held-to-maturity                  (1,678,819)         (728,864)
  Purchases of securities available-for-sale               (11,332,346)                -
  Loan originations, net of repayments                      (1,632,806)       (1,025,985)
  Purchases of premises and equipment                         (167,984)         (151,377)
  Proceeds from sales of fixed assets                            9,000                 -
                                                            __________        __________

NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES       (14,226,034)        1,359,177
                                                            __________        __________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                   7,897,978         2,216,839
  Net (decrease) increase in repurchase agreements            (109,259)           13,749
  Issuance of notes payable                                          -         1,000,000
  Repayments of notes payable                                  (40,320)          (36,456)
  Proceeds from issuance of common stock                        40,488            23,230
  Payment of common stock dividends                            (58,074)                -
  Proceeds from exercise of stock options                       29,565                 -
  Payment of fractional shares resulting from stock
    dividend                                                         -                 -
                                                            __________        __________
NET CASH PROVIDED BY FINANCING ACTIVITIES                    7,760,378         3,217,362
                                                            __________        __________

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS          (6,425,214)        4,719,919

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                26,098,209         8,641,989
                                                            __________        __________

CASH & CASH EQUIVALENTS AT END OF QUARTER                  $19,672,995       $13,361,908
                                                            ==========        ==========

                                        6

MIDSOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiary as of March 31, 1996 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1995 annual report and Form 10-KSB.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the activity in the allowance for loan and lease losses is as follows:



                                            Three Months Ended
                                                March 31,
                                           1996          1995
                                          ______        ______
       Balance at beginning of year      $1,052          $874
         Provision for loan losses          120            55
         Recoveries                          43            26
         Loans charged off                 (168)          (50)
                                          _____         _____
       Balance at end of quarter         $1,047          $905
                                          =====         =====


                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Overview

          This review should be read in conjunction with MidSouth Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1995 financial statements, the notes thereto and the related Management's Discussion and Analysis.

          MidSouth reported net income for the first quarter of 1996 of $288,247, representing a 3.30% decrease over net income for the first quarter of 1995 of $298,085. Income available to common shareholders totaled $248,527 for the first quarter of 1996 compared to $298,085 for the first quarter of 1995. Primary earnings per share for the first quarter of 1996 were $.25 compared to $.31 for the first quarter of 1995. Fully diluted earnings per share were $.24 and $.31 for the same period, respectively.

          The decrease in reported earnings for the first quarter of 1996 was attributable primarily to the start up and operational costs associated with new branch facilities which will not begin to generate offsetting revenues until future periods. In addition, provisions to the Allowance for Loan and Lease Losses ("ALLL") increased by $65,000, primarily due to the chargeoff of certain leases within a group of leases purchased by MidSouth Bank from a third party.

          At March 31, 1996, MidSouth's total assets were $159,030,447, an increase of 5.2% over the $151,183,241 reported at year-end 1995 and an increase of 47.7% over the $107,693,902 at the end of the first quarter of 1995. Assets acquired through the merger with Sugarland Bancshares and Sugarland State Bank on July 31, 1995, represent 33.4% of the growth experienced over the past twelve months.

          C. R. Cloutier, President commented that MidSouth had taken an aggressive stance in building market share realizing that it would put earnings under a great deal of pressure. "We realize that short term pain sometimes is difficult when trying to expand at an aggressive rate. On March 31, 1995, we had eight offices. We currently have 12 offices with a new bank branch in the Super 1 Food Store opening in Lafayette in May and a full service branch in Morgan City opening in the third quarter of 1996. We are confident that this expansion will enhance earnings as each new market is developed."

          As of March 31, 1996, MidSouth's annualized return on average equity was 11.12% and annualized return on average assets was .75%. The leverage capital ratio was 6.81% at the current quarter-end.

          Earnings Analysis

          Net Interest Income

          Net interest income totaled $1,881,064 for the first quarter of 1996, an increase of $448,939, or 31%, compared to the first quarter of 1995. The increase results from significant volume increases in earning assets between the two quarters reviewed. Average earning assets totaled $139,419,005 at March 31, 1996 compared to $94,759,974 at March 31, 1995. This volume increase in earning assets offset a 32 basis point decline in the average yield on earning assets in addition to a $36.8 million volume increase and 37 basis point rate increase associated with interest-bearing liabilities.

          Despite increased net interest earnings, the net interest margin decreased 72 basis points, from 6.13% for the quarter ended March 31, 1995 to 5.41% for the current quarter-end. The decrease in the net interest margin resulted primarily from a change in the mix of earning assets. For the first quarter of 1995, loans represented 64% of average earning assets. As of March 31 1996, the percentage of loans to average earning assets fell to 57%. The change in mix occurred as the increase in deposits during the second half of 1995 exceeded loan fundings and excess funds were used to purchase securities or federal funds sold. The influx of deposits resulted from the Sugarland acquisition, a public funds contract and the deposit promotion held during the fourth quarter of 1995.

          An increase in the average rate paid on interest- bearing deposits and a change in the mix of deposits also contributed to the decline in the net interest margin. The deposit mix reflects a greater percentage of interest-bearing deposits for the quarter ending March 31, 1996 as compared to the same quarter of 1995. Interest-bearing deposits averaged 73.0% of total deposits at March 31, 1996 as compared to 70.2% at March 31, 1995. The average rate paid on interest-bearing deposits increased 43 basis points, from 3.46% to 3.89% for the same period.


          Non-interest Income

          MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $63,205 for the first quarter of 1996 as compared to the first quarter of 1995. The increase results primarily from an additional $34,223 in insufficient funds fees and $28,982 from fees earned on deposit accounts added through the Sugarland acquisition and from a deposit promotion held in the fourth quarter of 1995. Other non-interest income increased $20,580 in quarterly comparisons primarily due to increases of $14,268 in fees earned on the sale of credit life insurance and $4,753 in check order income.

          Non-interest Expense

          Non-interest expense increased 39.6% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increase resulted primarily from start up and operational costs associated with four new branch facilities, two of which were former Sugarland banking offices, and a loan processing office. Significant increases are reflected in salaries and employee benefits, occupancy expenses, data processing expenses, printing and supplies, and marketing expenses. Additionally, an increase of $33,599 was recorded in the "Other" expenses category, which included a $8,617 increase in services charges on correspondent bank accounts and a $13,231 increase in auto expenses.

          Salaries and employee benefits increased $274,669 in quarterly comparisons due to an increase the number of full time equivalent ("FTE") employees from 80 to 116. Of the 36 FTE employees added in 1995, 26 were employees of the former Sugarland State Bank. Additional employees were hired during 1995 to staff the Opelousas and Super 1 - New Iberia branches.

          Occupancy expense increased in the three month period ending March 31, 1996 as compared to the same period of 1995 due to increases in building lease expense, depreciation and maintenance expenses associated with furniture and equipment, utilities, insurance and ad valorem taxes. Building lease expense increased primarily due to the addition of leased branch facilities in Opelousas, New Iberia and Morgan City. Depreciation and maintenance expenses, in addition to utilities, insurance and ad valorem taxes, increased due to the three leased branch facilities and the two former Sugarland locations.

          Marketing and promotional expenses increased in quarterly comparisons due to expenses related to quality service programs and special loan and deposit promotions. The costs of printing and office supplies increased due to

          Service charges on correspondent bank accounts increased due primarily to a higher volume of items being processed through the Federal Reserve Bank. Auto expenses increased with the addition of three new vehicles purchased in 1995 and three vehicles acquired from Sugarland.

          MidSouth realized significant savings of $51,439 in FDIC assessment fees for the three months ended March 31, 1996 due to its current risk classification. Based on this classification, MidSouth is required to remit minimal fees of $500.00 per quarter.

          Balance Sheet Analysis

          MidSouth ended the first quarter of 1996 with consolidated assets of $159,030,447, an increase of 5.2% over the $151,183,241 reported for December 31, 1995. The increase in consolidated assets was funded primarily from increases of $1.9 million in public fund interest-bearing deposits, $.9 million in individual NOW accounts, $2.2 million in commercial money market accounts and $1.0 million in certificates of deposit.

          As of March 31, 1996, total deposits increased $7.9 million to $146,927,541 as compared to $139,029,563 at December 31, 1995.
          Approximately $2 million in property taxes deposited in a public fund interest-bearing account contributed to the increase in deposits. In addition, fluctuations in commercial deposits resulted in an increase of $2.2 million in commercial money market accounts during the first quarter of 1996. A certificate of deposit promotion in Jennings market contributed to the increase in certificates of deposit for the same period.

          Total loans increased $1.5 million during the first quarter of 1996. The installment loan promotion held in March 1996 contributed to an increase of $1.6 million in the consumer loan portfolio. Competition for quality commercial loans has intensified in the Lafayette area in the past several months, and as a result, the commercial and real estate portfolios showed minimal change during the first quarter of 1996.

          Securities available-for-sale increased $10.2 million, from $36.1 million at December 31, 1995 to $46.3 million at March 31, 1996. The increase reflects purchases of $11.1 million in U. S. Treasury and mortgage-backed securities partially offset by a decrease of $264,150 in the market value of the securities available-for-sale. Additionally, $658,812 in principal paydowns were received on mortgage-backed securities during the first quarter of 1996. Unrealized losses in the securities available-for-sale portfolio, net of unrealized gains and tax effect, were $165,200 at March 31, 1996, compared to a net unrealized gain of $98,950 at December 31, 1995. These amounts result from interest rate fluctuations and do not represent permanent impairment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity. Tax-free municipal securities totaling $1.7 million were purchased for the held-to-maturity portfolio during the first quarter of 1996.

          During the first quarter of 1996, MidSouth's Board of Directors approved the purchase of defined contribution retirement plans for two executive officers and one senior officer. The initial premium paid of $575,000 constitutes an earning asset for MidSouth.


          Capital Ratios

          As of March 31, 1996, MidSouth's leverage ratio was 6.81% as compared to 6.99% at December 31, 1995. Tier 1 capital to risk-weighted assets was 12.19% and total capital to risk-weighted assets was 13.40% at the end of the first quarter of 1996. At year-end 1995, Tier 1 capital to risk-weighted assets was 12.11% and total capital to risk-weighted assets was 13.36%.

          Common Stock Information

          Table 1 below lists the high, low and period-end closing sales prices of MidSouth's common stock on the American Stock Exchange (the "AMEX") for the past five quarters. Additional information on the price and volume of transactions currently appears in the Wall Street Journal under the heading "American Stock Exchange Composite Transactions."


                        TABLE 1  -  COMMON STOCK INFORMATION

                         1996                     1995

                         1ST       4TH       3RD       2ND       1ST
                         QTR       QTR       QTR       QTR       QTR
          High Price     $15.63    $19.75    $13.00    $9.12     $9.30
          Low Price      $15.00    $13.25    $ 8.74    $8.27     $8.18
          Closing Price  $15.25    $15.38    $13.00    $8.83     $8.18



          Nonperforming Assets and Past Due Loans

          Table 2 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.

          Nonperforming assets were $559,104 as of March 31, 1996, a decrease of $11,737 from the $570,841 reported for December 31, 1995 and an increase of $59,337 from the $499,767 reported for
          March 31, 1995.   No significant changes occurred during the
          first quarter of 1996.

          Loans past due 90 days or more increased from $230,861 in March 1995 to $265,682 in December 1995 and to $366,246 as of March 31,
          1996. The increase resulted primarily from a group of lease loans that exhibited decreasing payment streams. Management has instructed the Loan Review Officer to closely monitor this group of lease loans and absorb any losses on a timely basis.

          Specific reserves have been established in the ALLL to cover potential losses on nonperforming assets. The ALLL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,046,691 in the reserve as of March 31, 1996 is sufficient to cover potential losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in Table 2 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

                                   TABLE 2
                           Nonperforming Assets and
                            Loans Past Due 90 Days

___________________________________________________________________________

                             March 31,       December 31,      March 31,
                                1996             1995             1995
___________________________________________________________________________
Nonperforming loans
   Nonaccrual loans            $367,636         $386,510         $301,749
   Restructured loans               943              943            4,668
                                _______          _______          _______
Total nonperforming loans       368,579          387,453          306,417

Other real estate owned, net    183,608          180,270          193,350
Other assets repossessed          6,917            3,118                -
                               ________          _______          _______
Total nonperforming assets     $559,104         $570,841         $499,767
                               ========          =======          =======

Loans past due 90 days
or more and still accruing     $366,246         $265,682         $230,861

Nonperforming loans as a
% of total loans                   0.46%            0.49%            0.50%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                        0.69%            0.72%            0.81%

ALLL as a % of nonperforming     283.98%          271.49%          295.41%
============================================================================


          Item 6.  Exhibits and Reports on Form 8-K               Page 14

          (a) Exhibits

          Exihibit NumberDocument Description

           3.1 Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. is included as Exhibit 3.1 to the Report on Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference.

           3.2 Articles of Amendment to Amended and Restated Articles of Incorporation dated July 19, 1995 are included as Exhibit 4.2 to MidSouth's Registration Statement on Form S-8 filed September 20, 1995 and is incorporated herein by reference.

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

          10.6 Agreement and Plan of Merger between MidSouth Bancorp, Inc. and MidSouth National Bank and Sugarland Bancshares, Inc. and Sugarland
                         State Bank is included as Exhibit 10.5 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference

          11             Computation of earnings per share





               (b)  Reports Filed on Form 8-K

                    (none)




          Signatures


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MidSouth Bancorp, Inc.
                                        (Registrant)

          Date:  May 8, 1996

                                        /s/ C.R. Cloutier
                                        C. R. Cloutier, President & CEO


                                        /s/ Karen L. Hail
                                        Karen L. Hail, Executive Vice
                                        President & CFO


                                        /s/ Teri S. Stelly
                                        Teri S. Stelly, Vice President &
                                        Controller