Form 10QSB
period 1996-06-30
MIDSOUTH BANCORP INC
filed 1996-08-13
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10QSB


          __X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended..............June 30, 1996


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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES __X__NO _____

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Outstanding as of June 30, 1996

               Common stock, $.10 par value                      993,190
          Preferred stock, no par value, $14.25 stated value     179,756

                   Transitional Small Business Disclosure Format:
                               Yes _______     No  ___ X___

          PART 1 - FINANCIAL INFORMATION

               Item 1.  Financial Statements (Unaudited)             Page

                    Statements of Condition - June 30, 1996 and        3
                          December 31, 1995

                    Statements of Income - Three and Six Months
                         Ended June 30, 1996 and 1995                 4

                    Statement of Stockholders' Equity - Six
                         Months Ended June 30, 1996               5

                    Statements of Cash Flows - Six Months Ended
                         June 30, 1996 and 1995                       6

                    Notes to Financial Statements                     7

               Item 2.  Management's Discussion and Analysis or
                         Plan of Operation                            8

          PART II - OTHER INFORMATION

               Item 4.  Submission of Matters to a Vote of
                        Security Holders                            15

               Item 6.  Exhibits and Reports on Form 8-K            16

               Signatures                                           17


MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
_____________________________________________________________________________________________

                                                               June 30           December 31,
ASSETS                                                           1996                1995
                                                              __________         ___________
Cash and due from banks                                       $8,820,087         $10,298,209
Federal funds sold                                            14,600,000          15,800,000
                                                              __________         ___________

     Total cash and cash equivalents                          23,420,087          26,098,209

Interest bearing deposits in banks                               294,493              26,349
Securities available-for-sale, at fair value (cost of
     $46,423,734 in June 1996 and $35,868,018 in
     December 1995)                                           45,642,534          36,058,587
Securities held-to-maturity (estimated market value of
     $7,476,434 in June 1996 and $4,735,344 in
     December 1995)                                            7,550,201           4,545,849
Loans, net of allowance for loan and lease losses of
     $1,063,074 in June 1996 and $1,051,898 in
     December 1995)                                           84,378,677          77,826,707
Bank premises and equipment, net                               4,920,904           4,532,610
Other real estate owned, net                                     180,270             180,270
Accrued interest receivable                                    1,315,310           1,107,820
Goodwill, net                                                    294,292             311,352
Other assets                                                   1,343,775             495,488
                                                              __________         ___________

     Total assets                                           $169,340,543        $151,183,241
                                                             ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                       $42,139,944         $40,471,206
  Interest bearing                                           115,308,059          98,558,357
                                                              __________         ___________

     Total deposits                                          157,448,003         139,029,563

Securities sold under
     repurchase agreements                                        67,362             175,904
Accrued interest payable                                         397,736             322,891
Notes payable                                                    891,059             972,617
Other liabilities                                                149,609             268,702
                                                              __________         ___________

     Total liabilities                                       158,953,769         140,769,677
                                                              __________         ___________

Commitments and contingencies                                          -                   -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25 stated value
    - 5,000,000 authorized, 179,756 and 187,286 issued
    and outstanding on June 30, 1996 and December 31,
    1995, respectively                                        2,561,523           2,668,826
   Common stock, $.10 par value-
     5,000,000 shares authorized, 993,190 and 967,940
     issued and outstanding on June 30, 1996 and
     December 31, 1995, respectively                              99,320              96,794
   Surplus                                                     6,445,856           6,164,443
   Unearned ESOP shares                                          (42,709)            (54,157)
   Unrealized gains/losses on securities available-
     for-sale, net of deferred taxes of $236,400 in
     June 1996 and $91,619 in Decembember 1995                  (544,800)             98,950
   Retained earnings                                           1,867,584           1,438,708
                                                              __________         ___________

     Total stockholders' equity                               10,386,774          10,413,564
                                                              __________         ___________

Total liabilities and stockholders' equity                  $169,340,543        $151,183,241
                                                             ===========         ===========


_____________________________________________________________________________________________



MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                   Three Months Ended                          Six Months Ended
                                                         June 30,                                   June 30,
                                                1996                 1995                 1996                 1995
                                             ______________________________            _____________________________
INTEREST INCOME:
Loans, including fees                        $2,129,466          $1,702,958            $4,166,894         $3,249,413
Securities and interest-bearing deposit         782,181             451,261             1,458,409            893,133
Federal funds sold                              149,300              58,589               346,343            100,399
                                              _________           _________             _________          _________
TOTAL                                         3,060,947           2,212,808             5,971,646          4,242,945
                                              _________           _________             _________          _________

INTEREST EXPENSE:
Interest on deposits                          1,087,514             679,544             2,098,029          1,248,417
Interest on notes payable                        20,384              28,250                39,504             57,389
                                              _________           _________             _________          _________

TOTAL                                         1,107,898             707,794             2,137,533          1,305,806
                                              _________           _________             _________          _________

NET INTEREST INCOME                           1,953,049           1,505,014             3,834,113          2,937,139

PROVISION FOR LOAN LOSSES                       190,000              35,000               310,000             90,000
                                              _________           _________             _________          _________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   1,763,049           1,470,014             3,524,113          2,847,139
                                              _________           _________             _________          _________

OTHER OPERATING INCOME:
Service charges on deposits                     347,326             256,792               659,742            506,003
Other charges and fees                          215,949             132,191               345,098            240,760
                                              _________           _________             _________          _________

TOTAL OTHER INCOME                              563,275             388,983             1,004,840            746,763
                                              _________           _________             _________          _________

OTHER EXPENSES:
Salaries and employee benefits                  879,388             643,328             1,741,859          1,231,130
Occupancy expense                               335,496             244,329               647,430            463,264
Professional fees                                75,158              69,527               139,602            112,489
FDIC assessments                                  1,000              51,940                 1,500            103,879
Marketing expenses                               78,821              69,518               159,438            122,336
General and bond insurance                       32,515              27,010                65,587             54,337
Data processing expenses                         91,685              23,687               173,258             48,614
Postage                                          35,832              28,822                70,169             57,000
Director fees                                    22,732              25,698                49,005             48,107
Education and travel                             44,128              26,223                77,490             48,375
Printing and supplies                            56,165              42,808               107,896             73,943
Telephone                                        44,970              33,470                85,060             56,228
Expenses on other real estate owned, ne           1,640              11,976                 1,813             27,982
Other                                           156,891             119,727               316,705            245,942
                                              _________           _________             _________          _________

TOTAL OTHER EXPENSES                          1,856,421           1,418,063             3,636,812          2,693,626
                                              _________           _________             _________          _________

NET INCOME BEFORE INCOME TAXES                  469,903             440,934               892,141            900,276
PROVISION FOR INCOME TAXES                      133,490             141,586               267,481            302,843
                                              _________           _________             _________          _________

NET INCOME                                     $336,413            $299,348              $624,660           $597,433
                                              _________           _________             _________          _________

PREFERRED DIVIDEND REQUIREMENT                   39,133                   -                78,853                  -
                                              _________           _________             _________          _________

INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                                 $297,280            $299,348              $545,807           $597,433
                                              =========           =========             =========          =========
EARNINGS PER COMMON SHARE:
  PRIMARY                                         $0.30               $0.31                 $0.55              $0.62
                                              =========           =========             =========          =========

  FULLY DILUTED                                   $0.27               $0.31                 $0.51              $0.62
                                              =========           =========             =========          =========




MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)

                                                                                               UNREALIZED
                                                                                             (GAINS) LOSSES
                                                                                              ON SECURITIES
                                PREFERRED STOCK       COMMON STOCK                    ESOP     AVAILABLE    RETAINED
                               SHARES      AMOUNT    SHARES   AMOUNT      SURPLUS   OBLIGATION  FOR SALE    EARNINGS       TOTAL
                               ___________________   _______________     _________  _____________________  __________   ___________
BALANCE,
  DECEMBER 31, 1995            $187,286  $2,668,826  967,940  $96,794   $6,164,443   ($54,157)   $98,950   $1,438,708   $10,413,564

Issuance of common stock                               2,639      264       40,224                                           40,488
Dividends paid on common
  stock                                                                                                       (58,074)      (58,074)
Dividends accrued on
  preferred stock                                                                                             (39,720)      (39,720)
Stock options exercised                                3,000      300       29,265                                           29,565
Preferred stock conversion      (5,530)     (78,803)   7,371      737       78,066
Net income                                                                                                    288,247       288,247
ESOP obligation repayments                                                              5,642                                 5,642
Net change in unrealized
  gain/loss on securities
  available-for-sale, net of tax                                                                (264,150)                  (264,150)
                               _______   __________  _______  _______   __________   ________   ________   __________   ___________
BALANCE,
  MARCH 31, 1996               181,756   $2,590,023  980,950  $98,095   $6,311,998   ($48,515) ($165,200)  $1,629,161   $10,415,562
                               _______   __________  _______  _______   __________   _________  ________   __________   ___________

Issuance of common stock                               2,574      258       38,233                                           38,491
Dividends paid on common
  stock                                                                                                       (58,857)      (58,857)
Dividends accrued on
  preferred stock                                                                                             (39,133)      (39,133)
Stock options exercised                                7,000      700       67,392                                           68,092
Preferred stock conversion      (2,000)     (28,500)   2,666      267       28,233
Net income                                                                                                    336,413       336,413
ESOP obligation repayments                                                              5,806                                 5,806
Net change in unrealized
  gain/loss on securities
  available-for-sale, net of tax                                                                (379,600)                  (379,600)
                               _______   __________  _______  _______   __________   ________   ________   __________   ___________
BALANCE,
   JUNE 30, 1996               179,756   $2,561,523  993,190  $99,320   $6,445,856   ($42,709) ($544,800)  $1,867,584   $10,386,774
                               =======   ==========  =======  =======   ==========   ========   ========   ==========   ===========




MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
_________________________________________________________________________________________________
                                                                         June 30,

                                                               1996                   1995
                                                             _________              _________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $624,660               $597,433
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                              300,871                148,688
    Provision for loan losses                                  310,000                 90,000
    Provision for deferred taxes                               (83,733)                     -
    Premium amortization, net                                   81,747                 71,002
    Net (gain) loss on sale of fixed assets                    (22,650)
    Net (gain) loss on sale of other real estate owned            (163)                 2,135
    Write-down of other real estate owned                            -                 12,400
    Change in accrued interest receivable                     (207,490)                87,323
    Change in accrued interest payable                          74,845                 87,826
    Change in other liabilities                                131,464               (365,116)
    Change in other assets                                    (743,050)              (323,808)
                                                          _____________           _____________
NET CASH PROVIDED BY OPERATING ACTIVITIES                      466,501                407,883
                                                          _____________           _____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits                   (268,144)               (22,005)
  Proceeds from maturities and calls of securities
    available-for-sale                                       1,790,367              4,692,408
  Purchases of securities held-to-maturity                  (3,006,069)            (3,002,563)
  Purchases of securities available-for-sale               (12,426,113)                     -
  Loan originations, net of repayments                      (6,876,754)            (6,493,980)
  Purchases of premises and equipment                         (799,213)              (816,343)
  Proceeds from sales of other real estate owned                 3,500                 21,545
  Proceeds from sales of fixed assets                          149,758                      -
                                                           _____________           _____________

NET CASH USED IN INVESTING ACTIVITIES                      (21,432,668)            (5,620,938)
                                                           _____________           _____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                  18,418,440              8,133,452
  Net (decrease) increase in repurchase agreements            (108,542)                17,639
  Issuance of notes payable                                          -              1,000,000
  Repayments of notes payable                                  (81,558)            (1,073,400)
  Proceeds from issuance of common stock                        78,979                 54,196
  Payment of common stock dividends                           (116,931)                     -
  Proceeds from exercise of stock options                       97,657                      -
                                                           _____________          _____________

NET CASH PROVIDED BY FINANCING ACTIVITIES                   18,288,045              8,131,887
                                                           _____________          _____________

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS          (2,678,122)             2,918,832

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                26,098,209              8,641,989
                                                           _____________          _____________

CASH & CASH EQUIVALENTS AT END OF QUARTER                  $23,420,087            $11,560,821

                                                           =============         ==============



MIDSOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiary as of June 30, 1996 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1995 annual report and Form 10-KSB.

      The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.


2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the activity in the allowance for loan and lease losses is as follows:


                                                       Six Months Ended
                                                            June 30,
                                                     1996             1995
                                                   ______           ______
       Balance at beginning of year                $1,052             $874
         Provision for loan losses                    310               90
         Recoveries                                    80               43
         Loans charged off                           (379)             (87)
                                                   ______           ______
       Balance at end of quarter                   $1,063             $920
                                                   ======           ======

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This review should be read in conjunction with MidSouth Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1995 consolidated financial statements, the notes thereto and the related Management's Discussion and Analysis.

          MidSouth reported net income for the second quarter of 1996 of $336,413, representing a 12.4% increase over net income for the second quarter of 1995 of $299,348. Income available to common shareholders totaled $297,280 for the second quarter of 1996 compared to $299,348 for the second quarter of 1995. Primary earnings per share for the second quarter of 1996 were $.30 compared to $.31 for the second quarter of 1995. Fully diluted earnings per share were $.27 and $.31 for the same period, respectively. Net income available to common shareholders for the six months ended June 30, 1996 totaled $545,807 or $.55 primary earnings per share, compared to $597,433 or $.62 primary earnings per share for the six months ended June 30, 1995.

          Net income increased in the second quarter of 1996 despite start-up and operational costs associated with new branch facilities and increased provisions to the Allowance for Loan and Lease Losses ("ALLL"). Increases were recorded in net interest income, service charges on deposit accounts, and on income earned through sales of credit life insurance, mortgage loan originations, ATM processing, check order processing and a third party brokerage service.

          As of June 30, 1996, the ALLL totaled $1,063,074, or 1.24% of total loans. Nonperforming loans totaled $363,390 for the same period, representing .43% of total loans. MidSouth expensed $190,000 in provisions for loan and lease losses during the second quarter of 1996, $155,000 more than the $35,000 expensed for the second quarter of 1995, primarily due to $298,693 in chargeoffs of certain loans within a leasing program. Of the $1.2 million remaining in the program, $310,058 in lease loans are over 30 days past due but have not been classified as nonperforming. Management is continuing negotiations with the lease program participants and anticipates partial recoveries of the $298,693 charged off in the first six months of 1996. At the current quarter-end, recoveries of lease loan losses totaled $37,426. All other loans charged off in the first six months of 1996 totaled $80,517.

          MidSouth ended the second quarter of 1996 with total assets of $169,340,543, an increase of 12.0% over the $151,183,241 reported at year-end 1995 and an increase of 49.5% over the $113,272,066 reported at the end of the second quarter of 1995. Assets acquired through the merger with Sugarland Bancshares, Inc. and Sugarland State Bank on July 31, 1995 represent 30.6% of the growth experienced over the past twelve months.

          As of June 30, 1996, MidSouth's annualized return on average common equity was 14.64% and annualized return on average assets was .73% The leverage capital ratio was 6.64% at the current quarter-end.

          Earnings Analysis

          Net Interest Income

          Average earning assets increased 49.55%, from $96.0 million for the six months ending June 30, 1995 to $143.5 million for the six months ending June 30, 1996. An increase in interest income resulting from the increase in earning assets was partially offset by a 56 basis point decline in the average yield on earning assets was partially offset by a 56 basis point decline in the average yield on earning assets in addition to a $37.9 million volume increase and 22 basis point rate increase associated with interest-bearing liabilities. Net interest income increased $896,974 over the comparable 1995 period.

          Despite increased net interest earnings, the net interest margin decreased 81 basis points, from 6.17% for the six months ended June 30, 1995 to 5.36% for the six months ended June 30, 1996. The decrease in the net interest margin resulted primarily from a change in the mix of earning assets. For the first six months of 1995, loans represented 65% of average earning assets. As of June 30, 1996, the percentage of loans to average earning assets fell to 57%. The change in mix occurred as the increase in deposits during the past twelve months exceeded loan fundings and excess funds were used to purchase securities or federal funds sold. Although installment loan demand has remained constant for MidSouth, competition for quality commercial loans has resulted in slowed groth for the commercial and real estate loan portfolios. The influx of deposits resulted from the Sugarland acquisition, a public funds contract, deposit promotions an d increased commercial deposits.

          An increase in the average rate paid on interest-bearing deposits and a change in the mix of deposits also contributed to the decline in the net interest margin. The deposit mix reflects a greater percentage of interest-bearing deposits for the six months ending June 30, 1996 as compared to the same period of 1995, primarily due to a public funds contract and increased commercial deposits. Interest-bearing deposits averaged 73.3% of total deposits at June 30, 1996 as compared to 70.8% at June 30, 1995. The average rate paid on interest-bearing deposits increased 29 basis points, from 3.63% to 3.92% for the same period.

          Non-interest Income

          MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $90,534 for the quarter and $153,739 for the six months ending June 30, 1996 as compared to the same periods in 1995. The increases result primarily from additional insufficient funds fees and fees earned on 5,996 additional deposit accounts added in the past twelve months. However, as a percentage of total transaction account deposits, service charge income decreased from 1.56% in June 1995 to 1.34% in June 1996.

          Other non-interest income increased $83,758 and $104,338 in quarterly and year-to-date comparisons, respectively, primarily due to increases in income earned on the sale of credit life insurance, mortgage loan originations, ATM transaction processing, check order processing and a third party brokerage service. Additionally, in quarterly comparison, a gain on sale of property was recorded in other non-interest income totaling $22,650. The gain was realized in May 1996 on the sale of a portion of the Ambassador Caffery Branch property owned by MidSouth's subsidiary MidSouth National Bank (the "Bank").

          Non-interest Expense

          Non-interest expense increased 30.91% for the three months and 35.02% for the six months ended June 30, 1996 as compared to the same periods ended June 30, 1995. The increase resulted primarily from start up and operational costs associated with five new branch facilities, two of which were former Sugarland banking offices, and a loan processing office which produced significant increases in salaries and employee benefits, occupancy expenses, data processing expenses, printing and supplies, and marketing expenses. Additionally, an increase was recorded in the "Other" expenses category primarily due to increased services charges on correspondent bank accounts and auto expenses.

          Salaries and employee benefits increased due the addition of 45 full-time equivalent ("FTE") employees from 80 in June 1995 to 125 in June 1996. Of the 45 FTE employees added in the past twelve months, 26 were employees of the former Sugarland State Bank. Additional employees hired during 1995 included six to staff the Opelousas branch, seven for the Super 1 - New Iberia branch and seven in May 1996 to staff the Super 1 - Lafayette branch.

          Occupancy expense increased in the three and six month periods ending June 30, 1996 as compared to the same periods of 1995 due to increases in building lease expense, depreciation and maintenance expenses associated with furniture and equipment, utilities, insurance and ad valorem taxes. Building lease expense increased due to the addition of leased branch facilities in Opelousas, New Iberia, Morgan City and Lafayette. Depreciation and maintenance expenses, in addition to utilities, insurance and ad valorem taxes, increased due to these four leased branch facilities and the two former Sugarland locations.

          Marketing  and  promotional  expenses  increased   in   quarterly
          comparisons due to expenses related to quality service programs and special loan and deposit promotions.

          Service charges on correspondent bank accounts increased due primarily to a higher volume of items being processed through the Federal Reserve Bank. Auto expenses increased with the addition of four new vehicles and three vehicles acquired from Sugarland.

          MidSouth realized significant savings of $50,940 for the quarter and $102,379 for the six months ended June 30, 1996 in FDIC assessment fees due to its current risk classification. Based on this classification, MidSouth is required to remit minimal quarterly fees.

          Balance Sheet Analysis

          MidSouth ended the second quarter of 1996 with consolidated assets of $169,340,543, an increase of 12.0% over the $151,183,241 reported for December 31, 1995. The increase in consolidated assets was funded from increases of $6.1 million in transaction accounts, $1.9 million in money market and savings accounts and $10.4 million in time deposits.

          As of June 30, 1996, total deposits increased $18.4 million to $157.4 million as compared to $139.0 million at December 31, 1995. Approximately $3.4 million in additional public fund deposits contributed to the increase. Favorable economic conditions and increased business activity resulted in an increase of $2.8 million in commerical transaction and money market accounts and $8.4 million in commercial time deposits during the first six months of 1996. A certificate of deposit promotion in the Jennings market contributed to the $1.7 million increase in individual time deposits for the same period.

          Total loans increased $6.5 million during the first six months of 1996. The installment loan promotion held during the months of March and April 1996 contributed $5.2 million to the installment loan portfolio. Competition for quality commercial loans has intensified in the Lafayette area in the past several months, and as a result, the commercial, agricultural and real estate portfolios combined grew only $1.3 million during the six months ending June 30, 1996.

          Securities available-for-sale increased $9.5 million, from $36.1 million at December 31, 1995 to $45.6 million at June 30, 1996. The increase reflects purchases of $12.4 million in U. S. Treasury and mortgage-backed securities partially offset by a net decrease of $971,769 in the market value of the securities available-for-sale. Additionally, $1.8 million in maturities and principal paydowns were received on mortgage-backed securities during the first six months of 1996. Unrealized losses in the securities available-for-sale portfolio, net of unrealized gains and tax effect, were $544,800 at June 30, 1996, compared to a net unrealized gain of $98,950 at December 31, 1995. These amounts result from interest rate fluctuations and do not represent permanent impairment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity. Tax-free municipal securities totaling $3.0 million were purchased for the held-to-maturity portfolio during the six months ending June 30, 1996.

          During the first quarter of 1996, MidSouth's Board of Directors approved the purchase of defined contribution retirement plans for two executive officers and one senior officer. The single premium paid of $575,000 constitutes an earning asset for MidSouth and is included in the "Other Assets" category on the balance sheet.

          In July 1996, the Bank received approval from the Office of the Comptroller of the Currency to acquire property in Morgan City, Louisiana with plans to open a full service facility in 1996. The Bank currently operates a loan production office in a leased facility in Morgan City.

          Capital Ratios

          As of June 30, 1996, MidSouth's leverage ratio was 6.64% as compared to 6.99% at December 31, 1995. Tier 1 capital to risk-weighted assets was 11.83% and total capital to risk-weighted assets was 12.99% at the end of the second quarter of 1996. At year-end 1995, Tier 1 capital to risk-weighted assets was 12.11% and total capital to risk-weighted assets was 13.36%.

          Common Stock Information

          Table 1 below lists the high, low and period-end closing sales prices of MidSouth's common stock on the American Stock Exchange (the "AMEX") for the past five quarters. Additional information on the price and volume of transactions currently appears in the Wall Street Journal under the heading "American Stock Exchange Composite Transactions."


                        TABLE 1  -  COMMON STOCK INFORMATION

                              1996                     1995
                              ____                     ____

                         2ND       1ST       4TH       3RD       2ND
                         QTR       QTR       QTR       QTR       QTR
                         ___       ___       ___       ___       ___


          High Price     $15.50    $15.63    $19.75    $13.00    $9.12
          Low Price      $14.00    $15.00    $13.25    $ 8.74    $8.27
          Closing Price  $14.00    $15.25    $15.38    $13.00    $8.83


          On July 11, 1996, MidSouth announced a four for three stock split of its common stock for holders of record as of July 31, 1996 payable August 19, 1996. This follows a 5% stock dividend declared in February 1994 and a four for three stock split of September 1995. The annual dividend rate of $.24 per common share will continue to be paid quarterly, resulting in a 33% increase in the dividend payable. The above table has not been adjusted to reflect this split.

          On June 30, 1996, MidSouth's preferred stock closed at a quarterly low sales price of $19.00 per share. The high sales price for the second quarter of 1996 was $20.25 per share.

          Nonperforming Assets and Past Due Loans

          Table 2 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.

          Nonperforming assets were $550,378 as of June 30, 1996, a decrease of $20,463 from the $570,841 reported for December 31, 1995 and an decrease of $42,610 from the $592,988 reported for
          June 30, 1995.   No significant changes occurred during the first
          six months of 1996.

          Loans past due 90 days or more increased from $182,350 in June
          1995 to $265,682 in December 1995 and to $448,281 as of June 30,
          1996. The increase resulted from the addition of $231,568 in lease loans that exhibited decreasing payment streams. MidSouth is the lender in this lease loan program that has been experiencing unfavorable trends. As of June 30, 1996, after charging off $298,693 of these loans, there remains $1.2 million outstanding of which $310,058 are over 30 days past due. Management has focused its attention on resolving these loans and believes it has provided adequately for future losses and recoveries.
          However, no assurance can be given that these loans will not deteriorate further.

          Specific reserves have been established in the ALLL to cover potential losses on nonperforming assets. The ALLL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,063,074 in the reserve as of June 30, 1996 is sufficient to cover potential losses in nonperforming assets and in the loan and lease portfolios. Loans classified for regulatory purposes but not included in Table 2 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.


          Subsequent Event

          In July 1996, MidSouth received approval from the Federal Reserve Bank of Atlanta to form a finance company subsidiary, Financial Services of the South, Inc. ("FSS"). FSS began operations on August 1, 1996, offering consumer financing in the Lafayette market.

                                                                                    Page 14
                                   TABLE 2
                           Nonperforming Assets and
                            Loans Past Due 90 Days

_____________________________________________________________________________________________
                                          June 30,          December 31,          June 30,
                                            1996                1995                1995
_____________________________________________________________________________________________
Nonperforming loans
   Nonaccrual loans                       $362,537            $386,510             $404,675
   Restructured loans                          853                 943                4,593
                                          _________           _________            _________
Total nonperforming loans                  363,390             387,453              409,268

Other real estate owned, net               180,270             180,270              180,270
Other assets repossessed                     6,718               3,118                3,450
                                          _________           _________            _________

Total nonperforming assets                $550,378            $570,841             $592,988
                                          =========           ==========           =========

Loans past due 90 days
or more and still accruing                $448,281            $265,682             $182,350

Nonperforming loans as a
% of total loans                              0.43%               0.49%                0.61%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                                   0.64%               0.72%                0.88%

ALLL as a % of nonperforming loans          292.50%             271.49%              224.82%
_____________________________________________________________________________________________


          Item 4.  Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders of MidSouth Bancorp, Inc. held May 15,1996 at 2:00 p.m., the following directors were elected:

          James R. Davis, Jr.
               Votes cast for 791,315         Withheld          2,200


          Karen L. Hail
               Votes cast for 791,315         Withheld          2,200


          Milton B. Kidd, III, O.D.
               Votes cast for 791,215         Withheld          2,300

          No other matters were brought before the meeting on May 15, 1996.

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



                                        MidSouth Bancorp, Inc.
                                        (Registrant)

          Date:  August 13, 1996
                                        /s/ C. R. Cloutier
                                        _______________________________
                                        C. R. Cloutier, President & CEO

                                        Karen L. Hail
                                        _______________________________
                                        Karen L. Hail, Executive Vice
                                        President & CFO

                                        Teri S. Stelly
                                        __________________________________
                                        Teri S. Stelly, Vice President &
                                        Controller