Form 10QSB
period 1996-09-30
MIDSOUTH BANCORP INC
filed 1996-11-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10QSB


          __X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended..........September 30, 1996


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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                 Outstanding as of September 30, 1996

               Common stock, $.10 par value                     1,336,033
          Preferred stock, no par value, $14.25 stated value      179,756

                   Transitional Small Business Disclosure Format:
                               Yes _______     No ____ X ____

          PART 1 - FINANCIAL INFORMATION

               Item 1.  Financial Statements (Unaudited)                  Page

                    Statements of Condition - September 30, 1996 and        3
                          December 31, 1995

                    Statements of Income - Three and Nine Months Ended
                         September 30, 1996 and 1995                        4

                    Statement of Stockholders' Equity - Nine Months
                          Ended September 30, 1996                          5

                    Statements of Cash Flows - Nine Months Ended
                         September 30, 1996 and 1995                        6

                    Notes to Consolidated Financial Statements              7

               Item 2.  Management's Discussion and Analysis or
                         Plan of Operation                                  8

          PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K                   15

               Signatures                                                  16


MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
_______________________________________________________________________________________________

                                                                September 30,     December 31,
ASSETS                                                               1996             1995
                                                                 ___________      ____________
Cash and due from banks                                           $9,275,527       $10,298,209
Federal funds sold                                                 7,400,000        15,800,000
                                                                 ___________      ____________

     Total cash and cash equivalents                              16,675,527        26,098,209

Interest bearing deposits in banks                                   203,515            26,349
Securities available-for-sale, at fair value
     (cost of $50,356,903 in September 1996
     and $35,868,018 in December 1995)                            49,698,403        36,058,587
Securities held-to-maturity (estimated market
     value of $9,629,243 in September 1996 and
     $4,735,344 in December 1995)                                  9,568,694         4,545,849
Loans, net of allowance for loan and lease losses
     of $1,051,846 in September 1996 and $1,051,898
     in December 1995                                             87,112,593        77,826,707
Bank premises and equipment, net                                   5,194,822         4,532,610
Other real estate owned, net                                         180,270           180,270
Accrued interest receivable                                        1,487,104         1,107,820
Goodwill, net                                                        285,179           311,352
Other assets                                                       1,375,058           495,488
                                                                 ___________      ____________

     Total assets                                               $171,781,165      $151,183,241
                                                                 ===========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                           $40,017,008       $40,471,206
  Interest bearing                                               119,113,869        98,558,357
                                                                 ___________      ____________

     Total deposits                                              159,130,877       139,029,563

Securities sold under
     repurchase agreements                                           103,329           175,904
Accrued interest payable                                             400,759           322,891
Notes payable                                                      1,201,346           972,617
Other liabilities                                                    218,630           268,702
                                                                 ___________      ____________

     Total liabilities                                           161,054,941       140,769,677
                                                                 ___________      ____________

Commitments and contingencies                                              -                 -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25
    stated value - 5,000,000 shares authorized, 179,756
    and 187,286 issued and outstanding on
    September 30, 1996 and December 31, 1995,
    respectively                                                   2,561,523         2,668,826
   Common stock, $.10 par value-
     5,000,000 shares authorized, 1,336,033 and 1,299,338
     issued and outstanding on September 30, 1996 and
     December 31, 1995, respectively                                 133,604            96,794
   Surplus                                                         6,508,774         6,164,443
   Unearned ESOP shares                                              (36,768)          (54,157)
   Unrealized gains/losses on securities available-
     for-sale, net of deferred taxes of $197,200
     in September 1996 and $91,619 in December, 1995                (461,300)           98,950
   Retained earnings                                               2,020,391         1,438,708
                                                                 ___________      ____________

     Total stockholders' equity                                   10,726,224        10,413,564
                                                                 ___________      ____________

Total liabilities and stockholders' equity                      $171,781,165      $151,183,241
                                                                 ===========      ============






MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
_______________________________________________________________________________________________


                                      Three Months Ended               Nine Months Ended
                                        September 30,                     September 30,
                                    1996             1995             1996             1995
                                  __________________________        __________________________
INTEREST INCOME:
Loans, including fees            $2,266,637       $1,933,798       $6,433,531       $5,183,211
Securities                          821,922          535,550        2,280,331        1,428,683
Federal funds sold                  145,912          166,221          492,255          266,620
                                  _________        _________        _________        _________
TOTAL                             3,234,471        2,635,569        9,206,117        6,878,514
                                  _________        _________        _________        _________

INTEREST EXPENSE:
Deposits                          1,165,419          876,133        3,263,448        2,124,550
Notes payable                        19,963           31,891           59,467           89,280
                                  _________        _________        _________        _________

TOTAL                             1,185,382          908,024        3,322,915        2,213,830
                                  _________        _________        _________        _________

NET INTEREST INCOME               2,049,089        1,727,545        5,883,202        4,664,684

PROVISION FOR LOAN LOSSES           224,804           60,000          534,804          150,000
                                  _________        _________        _________        _________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES       1,824,285        1,667,545        5,348,398        4,514,684
                                  _________        _________        _________        _________

NON-INTEREST INCOME:
Service charges on deposit
  accounts                          384,530          313,400        1,071,900          837,461
Gains on sales of
  securities, net                     1,175                -            1,175                -
Other charges and fees              177,679           99,938          495,149          322,640
                                  _________        _________        _________        _________

TOTAL NON-INTEREST INCOME           563,384          413,338        1,568,224        1,160,101
                                  _________        _________        _________        _________

NON-INTEREST EXPENSE:
Salaries and employee benefits      964,538          756,639        2,706,397        1,987,769
Occupancy expense                   318,330          246,755          965,760          710,019
Professional fees                    94,511           83,802          234,113          196,291
FDIC assessments                        500           (8,823)           2,000           95,056
Marketing expenses                  106,362           92,492          265,800          214,828
General and bond insurance           56,098           62,456          121,685          116,793
Data processing expenses            103,043           51,242          276,301           99,856
Postage                              41,295           36,506          111,464           93,506
Director fees                        24,967           21,682           73,972           69,789
Education and travel                 34,959           33,030          112,449           81,405
Printing and supplies                60,962           40,315          168,858          114,258
Telephone                            45,902           47,163          130,962          103,391
Expenses on other real estate
  owned, net                          4,606            1,325            6,419           29,307
Other                               183,308          136,372          500,013          382,314
                                  _________        _________        _________        _________

TOTAL NON-INTEREST EXPENSE        2,039,381        1,600,956        5,676,193        4,294,582
                                  _________        _________        _________        _________

NET INCOME BEFORE INCOME TAXES      348,288          479,927        1,240,429        1,380,203
PROVISION FOR INCOME TAXES           95,280          153,996          362,761          456,839
                                  _________        _________        _________        _________

NET INCOME                         $253,008         $325,931         $877,668         $923,364
                                  _________        _________        _________        _________

PREFERRED DIVIDEND
  REQUIREMENT                       $39,133                -         $117,986                -
                                  _________        _________        _________        _________

INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                     $213,875         $325,931         $759,682         $923,364
                                  =========        =========        =========        =========
EARNINGS PER COMMON SHARE:
  PRIMARY                             $0.16            $0.25            $0.57            $0.71
                                  =========        =========        =========        =========

  FULLY DILUTED                       $0.15            $0.21            $0.53            $0.67
                                  =========        =========        =========        =========






MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)
____________________________________________________________________________________________________________________________________

                                                                                                  UNREALIZED
                                                                                                   (GAINS)
                                                                                                    LOSSES
                                                                                                  RETAINED ON
                                                                                                  SECURITIES
                                  PREFERRED STOCK         COMMON STOCK                    ESOP     AVAILABLE RETAINED
                                 SHARES      AMOUNT     SHARES   AMOUNT      SURPLUS    OBLIGATION FOR SALE  EARNINGS      TOTAL
                                 ___________________    ________________     _________  __________ _________ _________   __________
BALANCE,
  DECEMBER 31, 1995              187,286  $2,668,826    967,940  $96,794    $6,164,443  ($54,157)  $98,950  $1,438,708  $10,413,564

Issuance of common stock                                  2,639      264        40,224                                       40,488
Dividends paid on common
  stock                                                                                                        (58,074)     (58,074)
Dividends accrued on
  preferred stock                                                                                              (39,720)     (39,720)
Stock options exercised                                   3,000      300        29,265                                       29,565
Preferred stock conversion        (5,530)    (78,803)     7,371      737        78,066
Net income                                                                                                     288,247      288,247
ESOP obligation repayments                                                                 5,642                              5,642
Net change in unrealized
  gain/loss on securities
  available-for-sale, net of tax                                                                  (264,150)                (264,150)
                                 _______   _________   ________  _______    __________   _______  ________   _________   __________
BALANCE,
  MARCH 31, 1996                 181,756  $2,590,023    980,950  $98,095    $6,311,998  ($48,515)($165,200) $1,629,161  $10,415,562
                                 _______   _________   ________  _______    __________   _______  ________   _________   __________


Issuance of common stock                                  2,574      258        38,233                                       38,491
Dividends paid on common
  stock                                                                                                        (58,857)     (58,857)
Dividends accrued on
  preferred stock                                                                                              (39,133)     (39,133)
Stock options exercised                                   7,000      700        67,392                                       68,092
Preferred stock conversion        (2,000)    (28,500)     2,666      267        28,233
Net income                                                                                                     336,413      336,413
ESOP obligation repayments                                                                 5,806                              5,806
Net change in unrealized
  gain/loss on securities
  available-for-sale, net of tax                                                                  (379,600)                (379,600)
                                 _______   _________   ________  _______    __________   _______  ________   _________   __________

BALANCE,
   JUNE 30, 1996                 179,756  $2,561,523    993,190  $99,320    $6,445,856  ($42,709)($544,800) $1,867,584  $10,386,774
                                 _______   _________   ________  _______    __________   _______  ________   _________   __________


Issuance of common stock                                  3,445      344        40,678                                       41,022
Dividends paid on common
  stock                                                                                                        (59,548)     (59,548)
Dividends accrued on
  preferred stock                                                                                              (39,133)     (39,133)
Stock options exercised                                   8,000      800        55,380                                       56,180
Stock split and payment for
  fractional shares                                     331,398   33,140       (33,140)                         (1,520)      (1,520)
Net income                                                                                                     253,008      253,008
ESOP obligation repayments                                                                 5,941                              5,941
Net change in unrealized
  gain/loss on securities
  available-for-sale, net of tax                                                                    83,500                   83,500
                                 _______   _________   ________  _______    __________   _______  ________   _________   __________

BALANCE,
   SEPTEMBER 30, 1996            179,756  $2,561,523  1,336,033 $133,604    $6,508,774  ($36,768)($461,300) $2,020,391  $10,726,224
                                 =======   =========  =========  =======     =========    ======   =======   =========   ==========
                                                                                            5



MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
_____________________________________________________________________________________

                                                                September 30,

                                                           1996              1995
                                                         ________          ________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $877,668          $923,364
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                         470,497           258,767
    Provision for loan losses                             534,804           150,000
    Provision for deferred taxes                         (157,422)                -
    Premium amortization, net                             127,065            91,927
    Net (gain) loss on sale of fixed assets               (22,129)                -
    Net (gain) loss on sale of other real estate owned       (163)            2,135
    Write-down of other real estate owned                       -            12,400
    Change in accrued interest receivable                (379,284)         (202,542)
    Change in accrued interest payable                     77,868           103,815
    Change in other liabilities                           200,482          (307,022)
    Change in other assets                               (767,091)         (285,720)
                                                       __________        __________

NET CASH PROVIDED BY OPERATING ACTIVITIES                 962,295           747,124
                                                       __________        __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits              (177,166)          (71,085)
  Proceeds from maturities and calls of securities
    available-for-sale                                  3,814,768         5,894,922
  Proceeds from sales of securities available-for-sale  1,992,457         2,101,484
  Purchases of securities held-to-maturity             (5,026,109)       (4,070,764)
  Purchases of securities available-for-sale          (20,419,911)       (6,281,324)
  Loan originations, net of repayments                 (9,841,416)       (8,426,640)
  Purchases of premises and equipment                  (1,234,165)       (1,351,670)
  Proceeds from sales of other real estate owned            3,500            21,545
  Proceeds from sales of fixed assets                     149,758                 -
  Net cash received in connection with acquisition              -         3,388,259
                                                       __________        __________

NET CASH USED IN INVESTING ACTIVITIES                 (30,738,284)       (8,795,273)
                                                       __________        __________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                             20,101,314        23,046,386
  Net decrease in repurchase agreements                   (72,575)         (226,692)
  Issuance of notes payable                               354,293         1,000,000
  Repayments of notes payable                            (125,564)       (1,111,452)
  Proceeds from issuance of common stock                  120,001            83,861
  Payment of common stock dividends                      (176,479)          (57,676)
  Payment of fractional shares resulting from stock
    dividend                                               (1,520)             (782)
  Proceeds from exercise of stock options                 153,837                 -
                                                       __________        __________

NET CASH PROVIDED BY FINANCING ACTIVITIES              20,353,307        22,733,645
                                                       __________        __________

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS     (9,422,682)       14,685,496

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR           26,098,209         8,641,989
                                                       __________        __________

CASH & CASH EQUIVALENTS AT END OF QUARTER             $16,675,527       $23,327,485
                                                       ==========        ==========

                                        6

MIDSOUTH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiary as of September 30, 1996 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's
      1995 annual report and Form 10-KSB.

      The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the activity in the allowance for loan and lease losses is as follows:

                                                    Nine Months Ended
                                                      September 30,
                                                    1996          1995
                                                 _______       _______

       Balance at beginning of year               $1,052          $874
         Provision for loan losses                   535           150
         Addition of Sugarland Bank reserve            -           115
         Recoveries                                  148            63
         Loans charged off                          (683)         (168)
                                                 _______       _______
       Balance at end of quarter                  $1,052        $1,034
                                                 =======       =======

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

          MidSouth reported net income for the third quarter of 1996 of $253,008, a $72,923 decrease in net income compared to the third quarter of 1995 of $325,931. Primary earnings per common share for the third quarter of 1996 were $.16 compared to $.25 for the third quarter of 1995. Fully diluted earnings per common share were $.15 and $.21 for the same periods, respectively.
          For the first nine months of 1996, net income totaled $877,668, a decrease of $45,696 compared to $923,364 in the first nine months of 1995. Primary earnings per common share were $.57 and $.71 for the nine month periods ending September 30, 1996 and 1995, respectively. Fully diluted earnings per common share were $.52 and $.67 for the same periods, respectively. Net income decreased in the third quarter and the nine months of 1996 primarily due to increased provisions to the Allowance for Loan and Lease Losses ("ALLL") and start-up costs associated with MidSouth's new finance company subsidiary, Financial Services of the South, Inc. ("FSS").

          MidSouth increased the provision for loan and lease losses during the third quarter of 1996 by $164,804 more than the provision for the third quarter of 1995, primarily due to $134,000 in charge-offs of certain loans within a leasing program. Management is continuing negotiations with the lease program customers and expects partial recoveries of the $432,756 charged-off during the nine month period ending September 30, 1996. For the same period, recoveries of lease loan losses totaled $60,694.

          On August 1, 1996, FSS opened for business in Lafayette, Louisiana. Third quarter 1996 expenses attributed to FSS totaled $54,428. A second location in Jennings, Louisiana began operations on November 1, 1996. Management anticipates that FSS will have a positive impact on earnings within the second quarter of 1997.

          As of September 30, 1996, total loans increased $9.3 million to a total of $88.2 million, an increase of 12% from the $78.9 million reported at December 31, 1995. The ALLL totaled $1,051,846, or 1.19% of total loans. Nonperforming loans totaled $692,209 for the same period, representing .79% of total loans and an increase of $304,756 from year-end 1995. The increase in nonperforming loans results from the addition of one large commercial credit placed on nonaccrual in September 1996. At September 30, 1996, MidSouth's total consolidated assets were $171,781,165, an increase of 14% over the $151,183,241 reported at year-end 1995 and an 18% increase over the $145,780,65 6 reported at the end of the third quarter of 1995.

          MidSouth's  annualized  return  on  average   common  equity  was
          10.31%   and  annualized  return  on average  assets   was  .50%.
          The leverage capital ratio was 6.53%.

          On October 16, 1996, MidSouth announced plans to expand bank operations into Lake Charles, Louisiana with a loan production office targeted to open in November of 1996. Additionally, construction has begun on a full service branch of MidSouth National Bank in Morgan City, Louisiana.


          Earnings Analysis

          Net Interest Income

          Average earning assets increased $42.5 million from $104.8 million for the ninemonths ending September 30, 1995 to $147.3 million for the nine months ending September 30, 1996. An increase in interest income resulting from the increase in earning assets was partially offset by a 46 basis point decline in the average yield on earning assets in addition to a $34.2 million volume increase and 15 basis point rate increase associated with interest-bearing liabilities. Net interest income increased $1.2 million over the comparable 1995 period.

          Despite increased net interest income, the net interest margin decreased 64 basis points, from 5.96% for the nine months ended September 30, 1995 to 5.32% for the nine months ended September 30, 1996. The decrease in the net interest margin resulted primarily from a change in the mix of earning assets. For the first nine months of 1995, loans represented 63% of average earning assets. As of September 30, 1996, the percentage of loans to average earning assets fell to 57%. The volume of federal funds sold increased during the same period, with an average of $12.5 million earning a low average rate of 5.25%. The change in mix occurred as the increase in deposits during the past twelve months exceeded loan originations fundings and excess funds were used to purchase securities or federal funds sold. Although installment loan demand has remained constant for MidSouth, competition for quality commercial loans has resulted in slowed growth for the commercial and real estate loan portfolios. The influx of deposits resulted from the Sugarland acquisition, a public funds contract, deposit promotions and increased commercial deposits.

          An increase in the average rate paid on interest-bearing deposits and a change in the mix of deposits also contributed to the decline in the net interest margin. The deposit mix reflects a greater percentage of interest-bearing deposits for the nine months ending September 30, 1996 as compared to the same period of 1995, primarily due to a public funds contract and increased commercial deposits. Interest-bearing deposits averaged 73.5% of total deposits at September 30, 1996 as compared to 71.8% at September 30, 1995. The average rate paid on interest-bearing deposits increased 20 basis points, from 3.73% to 3.93% for the same period.

          Non-interest Income

          MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $71,130 for the quarter and $234,439 for the nine months ending September 30, 1996 as compared to the same periods in 1995. The increases result primarily from additional insufficient funds fees and fees earned on deposit accounts, including ATM fees. In past filings, ATM Fees have been reported as Other Non-Interest Income. For the current quarterly report and future filings, ATM Fees will be included in Service Charges on Deposit Accounts.

          Other non-interest income increased $77,741 and $172,509 in quarterly and year-to-date comparisons, respectively, primarily due to increases in income earned on the sale of credit life insurance, ATM transaction processing, check order processing and a third party brokerage service. Additionally, FSS contributed $15,455 to other non-interest income in the three and nine months ended September 30, 1996.

          Non-interest Expense

          Non-interest expense increased 27.39% for the three months and 32.17% for the nine months ended September 30, 1996 as compared to the same periods ended September 30, 1995. The increase resulted primarily from start up and operational costs associated with five new branch facilities, two of which were former Sugarland banking offices, and a loan processing office which produced significant increases in salaries and employee benefits, occupancy expenses, data processing expenses, printing and supplies, and marketing expenses. Additionally, start-up costs associated with FSS totaled $54,428.

          Salaries and employee benefits increased due the addition of 16 full-time equivalent ("FTE") employees from 106 in September 1995 to 122 in September 1996. Of the 106 FTE employees reported for September 30, 1995, 26 joined MidSouth on August 1, 1995 with the acquisition of Sugarland State Bank. Additional employees hired during 1995 included six to staff the Opelousas branch and seven for the Super 1 - New Iberia branch. In May 1996, seven employees were added to staff the Super 1 - Lafayette branch. Salaries and benefits associated with three full-time FSS employees totaled $32,523 for quarter and year-to-date periods ending September 30, 1996.

          Occupancy expense increased in the three and nine month periods ending September 30, 1996 as compared to the same periods of 1995 due to increases in building lease expense, depreciation and maintenance expenses associated with furniture and equipment, utilities, insurance and ad valorem taxes. Building lease expense increased due to the addition of leased branch facilities in Opelousas, New Iberia, Morgan City and Lafayette. Depreciation and maintenance expenses, in addition to utilities, insurance and ad valorem taxes, increased due to these four leased branch facilities and the two former Sugarland locations.

          Marketing and promotional expenses increased in quarterly and year-to-date comparisons due to expenses related to quality service programs and special loan and deposit promotions. Data processing expense increased significantly due to a systems upgrade in July of 1995, conversion of the Sugarland branches in December 1995 and the addition of three branch locations during the past twelve months.

          In September of 1995, the FDIC revised its assessment fee schedule and refunded $68,703 in assessment fees to MidSouth. Subsequently, MidSouth's quarterly assessment fees, based on the FDIC classification, have been minimal and resulted in significant savings of $93,056 for the nine months ended September 30, 1996.

          Other non-interest expenses increased for the three and nine month periods ending September 30, 1996 primarily due to increases in bank auto expenses, ATM processing expense, service charges on correspondent bank accounts, armored car expense, and expenses associated with new product lines.
          New products introduced during the past twelve months included Visa debit and credit card services and direct leasing.


          Balance Sheet Analysis

          MidSouth ended the third quarter of 1996 with consolidated assets of $171,781,165, an increase of 13.6% over the $151,183,241 reported for December 31, 1995. Total deposits increased $20.1 million to $159.1 million as compared to $139.0 million at December 31, 1995. Approximately $7.2 million in additional public fund deposits contributed to the increase. Favorable economic conditions and increased business activity resulted in an increase of $2.8 million in commerical transaction and money market accounts and $5.1 million in commercial time deposits during the first nine months of 1996. A certificate of deposit promotion in the Jennings, Louisiana market contributed to the $1.7 million increase in individual time deposits for the same period.

          Total loans increased $9.3 million during the nine months ended September 30, 1996. The installment loan promotion held during the months of March and April 1996 contributed $5.2 million to the increase in loans. Agricultural loan activity in the third quarter of 1996 resulted in the addition of $1.4 million to total loans. Intense competition in MidSouth's market held growth in the commercial and real estate portfolios to an increase of $2.7 million.

          Securities available-for-sale increased $13.6 million, from $36.1 million at December 31, 1995 to $49.7 million at September 30, 1996. The increase reflects purchases of $ 20.4 million in U. S. Treasury and mortgage-backed securities partially offset by sales of $2.0 million and a net decrease of $849,069 in the market value of the securities available-for-sale. Additionally, $3.8 million in maturities and principal paydowns were received on securities available-for-sale during the first nine months of 1996. Unrealized losses in the securities available-for-sale portfolio, net of unrealized gains and tax effect, were $461,300 at September 30, 1996, compared to a net unrealized gain of $98,950 at December 31, 1995. These amounts result from interest rate fluctuations and do not represent permanent impairment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity. Tax-free municipal securities totaling $5.0 million were purchased for the held-to-maturity portfolio during the nine month period ending September 30, 1996.

          During the first quarter of 1996, MidSouth's Board of Directors approved the purchase of defined contribution retirement plans for two executive officers and one senior officer. The single premium paid of $575,000 constitutes an earning asset for MidSouth and is included in the "Other Assets" category on the balance sheet.

          In July 1996, the Bank received approval from the Office of the Comptroller of the Currency to acquire property in Morgan City, Louisiana with plans to open a full service facility in 1996. Construction began on the facility in October 1996. The Bank currently operates a loan production office in a leased facility in Morgan City. In October 1996, the Bank announced plans to open a loan production office in Lake Charles, Louisiana in early November 1996.


          Capital Ratios

          As of September 30, 1996, MidSouth's leverage ratio was 6.53% as compared to 6.99% at December 31, 1995. Tier 1 capital to risk-weighted assets was 11.85% and total capital to risk-weighted assets was 12.96% at the end of the third quarter of 1996. At year-end 1995, Tier 1 capital to risk-weighted assets was 12.11% and total capital to risk-weighted assets was 13.36%.

          On August 19, 1996, MidSouth effected a four for three stock split by way of a stock dividend on its common stock for holders of record as of July 31, 1996 payable. This follows a 5% stock dividend declared in February 1994 and a four for three stock split of September 1995. The annual dividend rate of $.24 per common share will continue to be paid quarterly, resulting in a 33% increase in the dividend payable.

          Nonperforming Assets and Past Due Loans

          Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.




                            Nonperforming Assets and
                             Loans Past Due 90 Days
_____________________________________________________________________

                               September  September  December
                                  30,        31,       30,
                                 1996       1995      1995
_____________________________________________________________________
         Nonperforming loans

            Nonaccrual loans    $691,711  $386,510   $203,844

            Restructured loans       498       943      4,518
                                ________   ________   _______
         Total nonperforming
           loans                 692,209   387,453    208,362
         Other real estate
           owned, net            180,270   180,270    235,270
         Other assets
           repossessed             3,596     3,118          -
                                ________   _______   ________

         Total nonperforming
           assets               $876,075  $570,841   $443,632
                                ========  ========   =========

         Loans past due 90
           days or more and
           still accruing       $318,604  $265,682   $279,112

         Nonperforming loans
           as a % of total
           loans                    0.79%     0.49%      0.27%

         Nonperforming assets
           as a % of total
           loans, other real
           estate owned and
           assets repossessed       0.99%     0.72%      0.57%

         ALLL as a % of
           nonperforming loans    151.95%   271.49%    496.08%

          Nonperforming assets were $876,075 as of September 30, 1996, an increase of $305,234 from the $570,841 reported for December 31, 1995 and an increase of $432,443 from the $443,632 reported for September 30, 1995. The increase resulted primarily from one commercial credit placed on nonaccrual in September 1996.
          The credit represents a pool of automobile loans for which the initial servicer discontinued processing payments on the pool. Subsequently, a new service provider has continued payments on the pool and MidSouth has experienced no loss in payments as of the date of this filing.

          Loans past due 90 days or more and still accruing increased from $279,112 in September 1995 to $265,682 in December 1995 and to $318,604 as of September 30, 1996. Throughout the nine months ended September 30, 1996, MidSouth experienced decreasing payment streams in a group of lease loans. During the third quarter of 1996, approximately $134,000 of these past due lease loans were charged against the ALLL and approximately $98,000 remain past due. Management has focused its attention on resolving these loans and believes it has provided adequately for future losses and recoveries. However, no assurance can be given that these loans will not deteriorate further.

          Specific reserves have been established in the ALLL to cover potential losses on nonperforming assets. The ALLL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,051,846 in the ALLL as of September 30, 1996 is sufficient to cover potential losses in nonperforming assets and in the loan and lease portfolios. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

          Item 6.  Exhibits and Reports on Form 8-K               Page 15

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



                                        MidSouth Bancorp, Inc.
                                        (Registrant)

          Date:  November 13, 1996
                 _________________

                                        _______________________________
                                        C. R. Cloutier, President & CEO


                                        ________________________________
                                        Karen L. Hail, Executive
                                          Vice President & CFO


                                        ________________________________
                                        Teri S. Stelly, Vice President &
                                          Controller