Form 10KSB
period 1996-12-31
MIDSOUTH BANCORP INC
filed 1997-03-28
CIK 745981

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 Form 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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

         Securities registered pursuant to Section 12(b) of the Act:
       Title of each class          Name of each exchange on which registered
      Common Stock, $.10 par value       American Stock Exchange, Inc.
     Preferred Stock, no par value,      American Stock Exchange, Inc.
         $14.25 stated value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __X___

As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant, calculated by reference to the closing sale price of MidSouth's common stock on the AMEX was $8,374,106. As of February 28, 1997 there were outstanding 1,367,880 shares of MidSouth Bancorp, Inc. common stock, $.10 par value, which stock is the only class of the Registrant's common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held May 14, 1997 - (Part III)

                                          PART I

               ITEM 1 - Business.

               The Company

                  MidSouth  Bancorp,  Inc.   ("MidSouth")  is  a  Louisiana
               corporation registered as a bank holding company under the Bank Holding Company Act of 1956. Its operations are conducted through, and its primary asset is, MidSouth National Bank (the "Bank"), a wholly-owned subsidiary. In the third quarter of 1996, MidSouth formed Financial Services of the South, Inc. (the "Finance Company") to provide quality consumer finance throughout its market area. MidSouth, the Bank and the Finance Company are referred to collectively herein as "the Company."

                  On July 31, 1995, MidSouth consummated the acquisition of
               Sugarland Bancshares, Inc. which resulted in Sugarland's subsidiary and sole asset, Sugarland Bank, being merged into the Bank. Completion of the acquisition added $17.2 million to MidSouth's total assets.

               The Bank

                  The  Bank is a national banking association domiciled  in
               Lafayette, Louisiana. The Bank provides a complete range of commercial and retail banking services primarily to professional, commercial and industrial customers in its market area. These services include, but are not limited to, interest bearing and non-interest bearing checking accounts, investment accounts, credit card services and issuance of cashier's checks, United States Savings Bonds and travelers checks. The Bank is a U.S. government depository. The Bank is also a member of the Electronic Data Services ("EDS") network through Comerica Bank, Dallas, Texas which provides its customers with automatic teller machine services through the GulfNet, Cirrus and Plus networks. Discount brokerage services are offered in conjunction with Union Planters Discount Brokerage Services. The Bank serves most types of lending demands including short term business loans, other commercial, industrial and agricultural loans, real estate construction and mortgage loans and installment loans. The Bank operates at the fifteen locations described below under "Item 2 - Properties."

               Employees

                  As  of December 31, 1996, the Bank employed 128 full-time
               equivalent
               employees and the Finance Company employed 5 full-time equivalent employees. MidSouth has no employees who are not also employees of the Bank. Through the Bank and the Finance Company, employees receive employee benefits which include an employee stock ownership plan, a 401-K plan and life, health and disability insurance plans. MidSouth considers the relationships of the Bank and the Finance Company with their employees to be very good.

               Competition

                  The  Bank  faces keen competition in its market area  not
               only with other commercial banks, but also with savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, money market mutual funds and brokerage houses. In the Lafayette Parish area there are thirteen state chartered or national banks and four savings banks. Several of the banks in Lafayette are subsidiaries of holding companies or branches of banks having far greater resources than the Company.

                  Louisiana  state  banks   may  establish  branch  offices
               statewide, and national banks domiciled in Louisiana have the power to establish branches to the full extent that Louisiana banks may establish branches. Since 1989, Louisiana has allowed bank holding companies domiciled in any state of the United States to acquire Louisiana banks and bank holding companies, if the state in which the bank holding company is domiciled allows Louisiana banks and bank holding companies the same opportunities.

                  In 1994, the Interstate Banking and Branching  Efficiency
               Act of 1994 (the "Interstate Act") was enacted. Among other things, the Interstate Act (i) allows bank holding companies after September, 1995 to acquire a bank located in any state, subject to certain limitations that may be imposed by the state, (ii) allows banks after June 1, 1997 (or earlier if permitted by state law) to merge across state lines unless the home state has enacted prior to June 1, 1997 a law opting out of interstate bank mergers, and (iii) permits banks to establish branches outside their state of domicile if expressly permitted by the law of the state in which the branch is to be located. In 1995, the Louisiana legislature enacted legislation permitting out of state bank holding companies after June 1, 1997 to convert any banks owned in Louisiana into branches of out of state banks owned by such holding companies, subject to certain limitations. Registrant is unable to predict at this time the effect of the Interstate Act and recent Louisiana legislation on competition.

               Supervision and Regulation - Bank Holding Companies

               General. As a bank holding company, MidSouth is subject to the Bank Holding Company Act of 1956 (the "Act") and is supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Act requires MidSouth to file periodic reports with the Federal Reserve Board and subjects MidSouth to examination by the Federal Reserve Board. The Act also requires MidSouth to obtain the prior approval of the Federal Reserve Board for acquisitions of substantially all of the assets of any bank or bank holding company or more than 5% of the voting shares of any bank or bank holding company. Until June 1, 1997, the Act prohibits the Federal Reserve Board from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by the law of the state in which the bank whose shares are to be acquired is located. The Act prohibits MidSouth from engaging in any business other than banking or bank-related activities specifically allowed by the Federal Reserve Board and from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

               Capital Adequacy Requirements. The Federal Reserve Board monitors the capital adequacy of bank holding companies through  the  use  of  a  combination of risk-based  capital guidelines and leverage ratios. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of a company's assets. Certain off-balance sheet items, such as letters of credit and unused lines of credit, are also assigned risk-weights and included in the risk-based capital calculations. The guidelines require a minimum ratio of total qualifying capital to total risk-weighted assets of 8.0%, of which 4.0% must be in the form of Tier 1 capital. At December 31, 1996, the Company's ratios of Tier 1 and total capital to risk-weighted assets were 10.82% and 11.87%, respectively. MidSouth's leverage ratio (Tier 1 capital to total average adjusted assets) was 6.30% at December 31, 1996. All three regulatory capital ratios for the Company exceeded regulatory minimums at December 31, 1996.

               Supervision and Regulation - National Banks

               General. As a national banking association, the Bank is supervised and regulated by the U. S. Comptroller of the Currency (its primary regulatory authority), the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). Under Section 23A of the Federal Reserve Act, the Bank is restricted in extending credit to or making investments in MidSouth and other affiliates defined in that act. National banks are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located and are limited as to powers, locations and other matters of applicable federal law.

               Capital Adequacy Requirements. A national bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on a bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain a minimum of total risk-based capital and Tier 1 capital to risk-weighted assets of 10% and 6%, respectively, and a minimum leverage ratio of 5%. All three regulatory capital ratios for the Bank exceeded these minimums at December 31, 1996.

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

               ITEM 2 - Properties.

                  The    Bank   leases   its   principal   executive    and
               administrative offices and principal banking facility in Lafayette, Louisiana under a ten year lease expiring November 30, 2004. The Bank has five other banking offices in Lafayette, Louisiana, two in New Iberia and one banking office in each of Breaux Bridge, Cecilia, Jeanerette, Opelousas and Jennings, Louisiana. In addition, the Bank has loan production offices in Lake Charles and Morgan City, Louisiana. Eight of these offices are owned and seven are leased. A full service branch facility is currently under construction in Morgan City and will replace the leased facility currently used for the loan production office.

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

               ITEM  4  -  Submission  of Matters to  a  Vote  of  Security
               Holders.

                  No  matters  were  submitted  to  a  vote  of  MidSouth's
               security holders in the fourth quarter of 1996.

               Executive Officers of the Registrant

               C. R. Cloutier, 49 - President, Chief Executive Officer and Director of MidSouth and the Bank

               Karen L. Hail, 43 - Executive Vice President of the Bank and Chief Financial Officer, and Secretary and Treasurer of MidSouth and the Bank

               Donald R. Landry, 40 - Senior Vice President and Senior Loan Officer of the Bank

               Jennifer S. Fontenot, 42 - Senior Vice President of the Bank

               William R. Snyder, 56 - Senior Vice President of the Bank since 1996; prior to his employment at the Bank, Mr. Snyder was Senior Vice President for First National Bank of Ohio for 1 year and Senior Vice President for Banc One, Cleveland, Ohio for 5 years.

               Teri S. Stelly, 37 - Vice President and Controller of MidSouth and the Bank since 1992; Assistant Vice President and Controller of MidSouth and the Bank since 1987.

               David L. Majkowski, 47 - Loan review officer of the Bank since 1995; prior to his employment at the Bank, Mr. Majkowski was Compliance Officer for St. Martin Bank and Trust, St. Martinville, Louisiana for 15 years.

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



                                         PART II

               ITEM 5 - Market for Registrant's Common Stock and Related Stockholder Matters.

                  On  April  19,  1993 MidSouth's common stock was accepted
               for listing on the American Stock Exchange, Inc./Emerging Company Marketplace. Effective August 1, 1995, the Company's common stock and its preferred stock has been listed on the regular American Stock Exchange, Inc. ("AMEX") under the symbols MSL and MSL.pr, respectively. As of February 28, 1997, there were 356 common shareholders of record and 187 preferred shareholders of record. The high and low sales prices for the past eight quarters are provided in the Selected Quarterly Financial Data tables included with this filing.

                  MidSouth's first common stock dividend was paid at a rate
               of $.06 per share  on  October  2,  1995  to shareholders of record on September 18, 1995. Cash dividends totaling $115,750 and $280,461 were paid to common stockholders during 1995 and 1996, respectively. A total of $155,421 in dividends were paid on MidSouth's Preferred Stock in 1996. It is the intention of the Board of Directors of MidSouth to continue paying quarterly dividends on the common stock at a rate of $.06 per share. Cash dividends on the common stock are subject to payment of dividends on the preferred stock. The Company's ability to pay dividends is described in Item 7 below under the heading "Balance Sheet Analysis - Dividends" and in Note 12 to the Company's consolidated financial statements.

               On August 19, 1996, MidSouth effected a four for three stock split by way of a stock dividend to its common shareholders of record on July 31, 1996. The stock split increased common shares outstanding at the time from 994,627 to 1,326,025. Accordingly, the conversion rate on the preferred stock was adjusted to 1.777 shares of MidSouth Common Stock for each share of MidSouth Preferred Stock converted.

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


                                                            FIVE-YEAR SUMMARY OF SELECTED
                                                             CONSOLIDATED FINANCIAL DATA

                                                                     Year Ended December 31,

                              ________________________________________________________________________________
                                  1996             1995             1994             1993             1992
                               __________        _________        _________        _________        _________

Gross interest income         $12,572,417       $9,727,584       $7,388,478       $6,369,047       $6,678,326
Interest expense               (4,541,727)      (3,225,326)      (1,976,101)      (1,803,934)      (2,411,228)

Net interest income             8,030,690        6,502,258        5,412,377        4,565,113        4,267,098

Provision for loan losses        (674,500)        (225,000)        (210,000)        (306,500)        (365,000)

Other operating income          2,138,285        1,583,026        1,422,894        1,371,124        1,108,138
Other expenses                 (7,840,691)      (6,072,129)      (4,882,130)      (4,653,303)      (4,105,639)

Net income
   before extraordinary item
   and cumulative effect of
   accounting change            1,653,784        1,788,155        1,743,141          976,434          904,597

Provision for income taxes       (417,286)        (546,545)        (601,500)        (331,500)        (311,500)
Extraordinary item                      -                -                -                -          311,500
Cumulative effect of
   accounting change                    -                -                -          600,000                -

Net Income                     $1,236,498       $1,241,610       $1,141,641       $1,244,934         $904,597
Preferred stock dividend
  requirement                   ($155,421)        ($38,142)               -                -                -
Income applicable to
  common shareholders          $1,081,077       $1,203,468       $1,141,641       $1,244,934         $904,597
Primary earnings per  <FN1>         $0.82            $0.92            $0.90            $1.05            $0.83
Fully diluted earnings
  per share                         $0.76            $0.86            $0.90            $1.05            $0.83

Total Loans                   $93,740,719      $77,826,707      $60,432,275      $49,786,123      $40,374,221
Total Assets                  185,228,252      151,183,241      103,965,960       97,695,512       85,141,634
Total Deposits                171,616,508      139,029,563       96,490,355       90,411,946       80,166,500
Cash Dividends                    280,461          115,750                -                -                -
Long-term Obligations <FN2>     1,521,435          972,617        1,195,917          786,164          953,820

Selected Ratios:
Loans to Assets                     50.61%           51.48%           58.13%           50.96%           47.42%
Loans to Deposits                   54.62%           55.98%           62.63%           55.07%           50.36%
Deposits to Assets                  92.65%           91.96%           92.81%           92.54%           94.16%
Return on Average Assets <FN3>       0.65%            0.98%            1.12%            1.13%            1.10%
Return on Average Common
  Equity <FN3>                      13.09%           17.22%           20.98%           22.88%           31.33%



      <FN1> Earnings per share have been adjusted to reflect a stock dividend of 5%  paid by the
            Company on February 18, 1994 to shareholders of record on February 4, 1994, a four for three stock split paid on September 15, 1995 to shareholders of record on September 7, 1995, and a four for three stock split paid on August 19, 1996 to shareholders of record on July 31, 1996.

      <FN2> Long-term obligations include ESOP borrowing and, in 1994, 1995 and 1996, FHLB borrowings.
            In 1995and 1996, the ESOP borrowing is eliminated as an intercompany transaction.

      <FN3> Exclusive of extraordinary item and cumulative effect of accounting change for the year ended December 31, 1993.





Management's Discussion and Analysis or Plan of
Operation

MidSouth  Bancorp, Inc. ("MidSouth") is a one-bank
holding company that conducts substantially all of
its     business    through    its    wholly-owned
subsidiaries, MidSouth National Bank (the  "Bank")
and  Financial  Services of the South,  Inc.  (the
"Finance  Company").   Following  is  management's
discussion of factors that management believes are among those necessary for an understanding of MidSouth's financial statements. The discussion should be read in conjunction with MidSouth's consolidated financial statements and the notes thereto presented herein.

OVERVIEW

MidSouth  recorded  income  available  to   common
shareholders of $1,081,077 for 1996 as compared to $1,203,468 for 1995. Net income for 1996 was
$1,236,498 as compared to $1,241,610 reported for the year ended 1995. Primary earnings per common share were $.82 for 1996 and $.92 for 1995. Fully diluted earnings per common share were $.76 for 1996 and $.86 for 1995.

Earnings  for  1996  were  adversely  impacted  by
increases  in  loan  loss  provisions  and   other
expenses  relating  to  expansion.   In  the  past
eighteen  months,  MidSouth  has  added  four  new
branch locations, two new loan production offices,
an expanded ATM network and new product offerings.
In addition, MidSouth formed Financial Services of
the  South, Inc., a full service finance  company,
which  opened its Lafayette, Louisiana  office  in
August  of 1996 and a second location in Jennings,
Louisiana in November of 1996. For the five months
of   operations  in  1996,  the  Finance   Company
recorded   a  net  loss  of  $54,593.   Management
anticipates that the Finance Company will not have positive earnings until approximately the fourth quarter of 1997.

MidSouth's  consolidated  assets  increased  $34.0
million or 22% from $151.2 million at December 31,
1995  to  $185.2  million at  December  31,  1996.
Loans  grew  $15.9 million, from $77.8 million  to
$93.7  million,  net  of reserves,  for  the  same
period.  Loan growth was primarily attributed to a
strong   economy  and  quality   demand   in   the
southwestern    Louisiana    market.     Marketing
promotion of a direct leasing program, home equity
loan  program, credit card program and an accounts
receivable  financing  program  contributed   $3.8
million to loan growth.

MidSouth  increased its deposits by $32.6  million
to  end  the  year  1996 with a  total  of  $171.6
million in deposit accounts. Of the $32.6 million increase, approximately $7.7 million resulted from an increase in public funds held on deposit. The remainder of the growth resulted from development of branch markets.

The  Allowance for Loan and Lease Losses  ("ALLL")
totaled $1,087,790 or 1.15% of total loans at year
end  1996  compared  to  $1,051,898  or  1.33%  at
December  31,  1995.  Provisions for  loan  losses
totaled  $674,500  for 1996  versus  $225,000  for
1995.   The increase resulted primarily  from  net
charge-offs  of  certain loans  within  a  leasing
program.   Management  is continuing  negotiations
with the lease program customers and hopes to obtain partial recoveries of the $369,155 in net charge-offs in 1996 related to the program.

On August 19, 1996, MidSouth effected a four for three stock split by way of a stock dividend to its common shareholders of record on July 31, 1996. The stock split increased the common shares outstanding by 331,398 shares and adjusted the conversion rate on MidSouth's preferred stock to
1.777 shares of common stock for each share of preferred stock converted.

MidSouth paid $280,461 in cash dividends on common
stock  and $155,421 in cash dividends on preferred
stock  for the year ended December 31, 1996.   The
Board of Directors of MidSouth intends to continue
quarterly   payment  of  dividends  on  MidSouth's
common  stock  at a rate of $.06 per  share.   The
rate  on  the  preferred stock for  1997  will  be
6.51%.   The dividend rate on the preferred  stock
is set based on the closing rate of the one year treasury bond (as posted in the Wall Street
Journal) on December 31st of each year plus  1.0%.
This rate results in an annual dividend payment of
92.76 cents per share to be paid quarterly in the amount of 23.19 cents per share.

MidSouth's  leverage ratio was 6.30%  at  December
31, 1996. Return on average equity was 13.09% and return on average assets was .65% for the year ended 1996.

EARNINGS ANALYSIS

Net Interest Income

The primary source of earnings for MidSouth is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities.
Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables 1 and 2 analyze the changes in net interest income for the three years ended December 31, 1996.

Net  interest income increased $1,528,432 for 1996
over 1995 and $1,089,881 for 1995 over 1994.   The
increase in net interest income for both 1996  and
1995  resulted primarily from growth in MidSouth's
loan   portfolio.  Interest  income  from   loans,
including  loan  fees, increased  $1,576,998  from
1995 to 1996 and $1,762,968 from 1994 to 1995. The
increased interest income for both years  resulted
from  increases  in average loan volume  of  $16.1
million  in  1996  and  $13.8  million  in   1995.
Average  yield on loans decreased 12 basis points,
from  10.41% to 10.29%, and slightly lessened  the
impact  of the volume increase on interest  income
in  1996.   An  increase in the average  yield  on
loans of 59 basis points, from 9.82% to 10.41%, contributed to the increase in interest income on loans in 1995.

A  significant  volume increase in securities  and
federal funds sold contributed $1,267,835  to  the
increase in interest income for 1996.  The average
volume  of  securities  and  federal  funds   sold
increased $23 million, from $42.3 in 1995 to $65.3
in   1996,   as   deposit  growth  exceeded   loan
originations.  A slight decrease in the  yield  on
securities of 6 basis points (from 5.94%  in  1995
to  5.88%  in  1996) and a decrease  of  45  basis
points  in  the yield on federal funds sold  (from
5.73%  in 1995 to 5.28% in 1996) had little impact
on  the increase in interest income resulting from
the change in volume.  A $4.9 million increase  in
the  volume  of securities and federal funds  sold
for  1995, combined with an increase in yields  of
67    basis   points   and   179   basis   points,
respectively,   resulted  in  increased   interest



TABLE 1 - Average Balance Sheets and Interest Rate Analysis (in thousands)


                                               1996                         1995                    1994
                                    ___________________________  ________________________  ________________________
                                                        Average                   Average                   Average
                                    Average              Yield   Average            Yield  Average           Yield
                                     Volume  Interest    /Rate    Volume  Interest  /Rate  Volume  Interest  /Rate
                                     _______ ________   _______  _______  ________ ______  _______ ________ _______

ASSETS
    Interest Bearing Deposits           $166       $8     4.82%     $149       $9   6.04%     $99      $4    4.04%
    Investment Securities <FN1>
        Taxable                       45,689    2,728     5.97%   31,798    1,901   5.98%  33,590   1,772    5.28%
        Tax Exempt  <FN2>              7,575      404     7.70%    2,669      148   7.45%      27       2    7.81%
                                      ______    _____             ______    _____          ______   _____
    Total Investments                 53,430    3,140     5.88%   34,616    2,058   5.94%  33,716   1,778    5.27%

    Federal Funds Sold and Securities
        Purchased Under
        Agreements to Resell          11,902      629     5.28%    7,728      443   5.73%   3,730     147    3.94%
    Loans <FN3>
        Commercial and Real Estate    56,012    5,876    10.49%   48,535    5,115  10.54%  42,192   4,018    9.52%
        Installment                   29,505    2,927     9.92%   20,856    2,111  10.12%  13,409   1,445   10.78%
                                      ______    _____             ______    _____          ______   _____

    Total Loans                       85,517    8,803    10.29%   69,391    7,226  10.41%  55,601   5,463    9.82%
                                      ______    _____             ______    _____          ______   _____

        Total Earning Assets         150,849   12,572     8.33%  111,735    9,727   8.71%  93,047   7,388    7.94%

    Allowance for Loan and
         Lease Losses                 (1,015)                       (948)                    (836)
    Nonearning Assets                 16,920                      12,503                    9,336
                                      ______    _____             ______    _____          ______   _____

        Total Assets                $166,754                    $123,290                 $101,547
                                     =======                     =======                  =======
LIABILITIES AND
STOCKHOLDERS' EQUITY
        NOW, Money Market
            and Savings               58,362    1,599     2.74%   40,180    1,046   2.60%  32,030     680    2.12%
        Certificates of Deposit       54,944    2,854     5.19%   41,489    2,067   4.98%  34,134   1,200    3.52%
                                      ______    _____             ______    _____          ______   _____

    Total Interest Bearing Deposits  113,306    4,453     3.93%   81,669    3,113   3.81%  66,164   1,880    2.84%
    Federal Funds Purchased and
        Securities Sold Under
        Agreements to Repurchase         102        4     3.92%      292       13   4.45%     978      39    3.99%
    Notes Payable                      1,158       84     7.25%    1,239       99   7.99%     630      57    9.05%
                                      ______    _____             ______    _____          ______   _____

        Total Interest Bearing
            Liabilities             $114,566   $4,541     3.96%  $83,200   $3,225   3.88% $67,772  $1,976    2.92%

    Demand Deposits                   40,633                      31,354                   28,000
    Other Liabilities                    720                         628                      332
    Stockholders' Equity              10,835                       8,108                    5,443
                                      ______    _____             ______    _____          ______   _____

    Total Liabilities and
        Stockholder's Equity
                                    $166,754                    $123,290                 $101,547
                                     =======                     =======                  =======

NET INTEREST INCOME
AND NET INTEREST SPREAD                        $8,031     4.37%            $6,502   4.83%          $5,412    5.02%
                                               ======                      ======                  ======
NET YIELD ON EARNING ASSETS                               5.32%             5.82%                   5.81%


    <FN1> Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

    <FN2> Yields on tax-exempt obligations are shown on a tax equivalent basis using a 34% tax rate.

    <FN3> Interest income includes loan fees of $674,443 for 1996, $596,445 for
          1995 and $324,757 for 1994. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.




income in 1995.

Average  loans as a percentage of average earnings
assets  increased from 60% in 1994 to 62% in  1995
before  declining  to  57% in  1996.   Substantial
growth  in  average  deposits  in  1996  of  $40.9
million resulted in a significant excess of funds over the volume needed for loan originations. The excess funds were invested in securities and federal funds sold, increasing this portfolio to 43% of earning assets at year end 1996 compared to 38% at year end 1995.

The  average  volume of interest-bearing  deposits
increased  $31.6  million, from $81.7  million  in
1995  to $113.3 million in 1996, resulting  in  an
increase to interest expense of $1,331,743.  A  12
basis  point increase in the average rate paid  on
interest-bearing liabilities, from 3.81%  in  1995
to  3.93% in 1996, contributed to the increase  in
interest expense for 1996.  Rising interest  rates
throughout 1995 resulted in a significant increase
of  97  basis  points to an average rate  paid  on
interest-bearing  deposits  of  3.81%.   A   22.8%
increase in the average volume of interest-bearing deposits in 1995 combined with the higher rate resulted in an increase of $1,200,907 in interest expense for the year.

Over the past three years, MidSouth's deposit  mix
shifted  to  a  higher volume of  interest-bearing
deposits primarily due to an increase in interest-
bearing public fund deposits.  As of December  31,
1996,  26%  of  average total deposits  were  non-
interest   bearing  demand  deposits,  while   38%
represented   NOW,   money  market   and   savings
deposits.  Certificates of deposit amounted to 36%
of average total deposits at year-end 1996.  As of
year-end  1995, the deposit mix consisted  of  28%
non-interest  bearing demand  deposits,  35%  NOW,
money  market and savings and 37% certificates  of
deposit.    The  deposit  mix  at  year-end   1994
consisted  of  30%  non-interest  bearing   demand
deposits, 34% NOW, money market and savings and 36% certificates of deposit.

These  changes  in MidSouth's earning  assets  and
interest-bearing liabilities combined with changes
in  interest  rates  resulted  in  net  yields  on
average  earning  assets  of  5.32%  in  1996   as
compared to 5.82% for 1995 and 5.81% for 1994.

Non-Interest Income

Excluding Securities Transactions. Service charges
and fees on deposit accounts represent the primary
source   of   non-interest  income  for  MidSouth.
Income  from  service  charges  and  nonsufficient
funds fees increased $351,897 in 1996 and $105,291
in 1995 primarily due to an increase in the number
of transaction accounts serviced and the volume of
nonsufficient funds checks processed by  MidSouth.
The   total   number   of   transaction   accounts
(excluding savings accounts) increased from  7,394
in  1994 to 10,141 in 1995 and to 17,139 in  1996.
Of   the 2,747 accounts added in 1995, 1,009  were
accounts  acquired from MidSouth's acquisition  of
Sugarland  Bank in July 1995. Non-interest  income
resulting  from  other charges and fees  increased
$202,186  in 1996 as compared to $56,019 in  1995.
Increases  of $63,597 in fees earned  through  the
sale  of  credit  life insurance, $35,953  in  fee
income  from the Finance Company, $29,609  in  ATM
fee  income,  $21,400 in gains on sales  of  fixed
assets and other increases recorded in check order
fees,  safe  deposit box rental  fees,  and  lease
income  from  a  third  party offering  investment
services to customers contributed to the increased
non-interest  income for 1996.  The 1995  increase
primarily  resulted  from  additional  income   of
$38,683  earned  through the sale of  credit  life
insurance,  $17,189 in ATM fee income and  $12,343
in check order fees.

Securities  Transactions. Net gains  on  sales  of
securities totaled $1,176 for 1996 as $2.0 million
in  U. S. Treasury securities were liquidated  and
reinvested to improve yield.  No gains  or  losses
were  recorded on sales of securities during 1995.
Upon the acquisition of Sugarland, $2.3 million in
securities  available-for-sale were liquidated  on
the  date  of merger at the acquired  value.   Net
gains on sales of securities totaled $1,178 for 1994.

Non-Interest Expense

Total non-interest expense increased 29% from 1995
to  1996  and  24% from 1994 to 1995.   MidSouth's
expansion   over   the  past  twenty-four   months
resulted in significant increases in salaries and employee benefits, occupancy expenses, marketing expenses, data processing expenses and the cost of printing and supplies. Throughout the twenty-four month period, MidSouth opened five full service
Bank branches, two of which were former Sugarland banking offices, two Bank loan production offices and two Finance Company offices.

Accordingly,   salaries  and   employee   benefits
increased 31% from 1995 to 1996 and 25% from  1994
to  1995.  MidSouth hired the full-time equivalent
of  23  employees  in  1996  to  bring  the  total
employed from 110 at year-end 1995 to 133 at year-
end  1996.  The majority of the new hires  staffed
the  Super  1  - Lafayette branch,  the  two  loan
production  offices  and the two  Finance  Company
locations.  In addition, MidSouth hired  a  retail
branch  manager to facilitate growth in the branch
markets.   The  expansion  of  MidSouth's   branch
system in 1995 required the addition of the  full-
time equivalent of 29 employees to a total of  110
as compared to 81 in 1994.

Occupancy expenses increased 33% from 1995 to 1996
and 32% from 1994 to 1995 as a result of increases
in   building  lease  expense,  depreciation   and
maintenance  expenses associated  with  buildings,
furniture  and  equipment and  ad  valorem  taxes.
Building lease expense increased $103,717 in  1996
primarily  due to a full year of lease expense  on
the  Super 1 - New Iberia branch, the addition  of
Super  1  - Lafayette's lease expense, the Finance
Company's  lease expenses and the loan  production
offices'  lease expenses.  The increase  in  lease
expense  for  1995  resulted  primarily  from   an
increase  provided for in the lease  agreement  on
the corporate office location and the addition  of
the  lease  on  the Opelousas and Super  1  -  New
Iberia branch locations.  In addition, in November
of  1994,  MidSouth  leased additional  space  and
remodeled the corporate office location to provide
for   additional  office  space  and  a   training
facility.    As  a  result  of  these   additions,
building lease expense increased $35,803 in 1995.

Costs   associated  with  building  and  leasehold
improvements, furniture and equipment, maintenance
and   utilities  of  MidSouth's  thirteen  banking
offices  and two loan production offices increased
$205,859 in 1996 and $118,500 in 1995.  Ad valorem
taxes  increased $41,500 in 1996  and  $30,500  in
1995.    During  1996,



TABLE 2 - Interest Differentials (in thousands)



                                          1996 OVER 1995                                1995 OVER 1994

                             _________________________________________  ___________________________________________
                               Total        Change          Change         Total         Change            Change
                              Increase   Attributable to Attributable to  Increase    Attributable to Attributable
to                             (Decrease)  Volume   Rates   Volume/Rates   (Decrease)   Volume   Rates
Volume/Rates
                             _________   ______   _____   ____________   __________   ______   _____
____________
Interest Earning Assets:
    Interest Bearing Deposits      (1)      1     (2)           -             5          2       2             1
    Investment Securities
        Taxable                   827     830     (2)          (1)          129        (95)    237           (13)
        Tax Exempt                256     272     (7)          (9)          146        207      (2)          (59)
    Federal Funds Sold and
        Securities Purchased
        Under Agreement to
        Resell                    186     239    (34)         (19)          296        158      66            72
    Loans, including fees       1,577   1,680    (83)         (20)        1,763      1,354     327            82
                                _____   _____  _____       ______         _____      _____  ______        ______
    TOTAL                       2,845   3,022   (128)         (49)        2,339      1,626     630            83

                                _____   _____  _____       ______         _____      _____  ______        ______
Interest Bearing Liabilities:
    Interest Bearing Deposits   1,340   1,206     97           37         1,233        441     642           150
    Federal Funds Purchases
        and Securities
        Sold Under Agreement
        to Repurchase              (9)     (8)    (2)           1           (26)       (27)      5            (4)
    Notes Payable                 (15)     (7)    (9)           1            42         54      (7)           (5)
                                _____   _____  _____       ______         _____      _____  ______        ______

    TOTAL                       1,316   1,191     86           39         1,249        468     640           141
                                _____   _____  _____       ______         _____      _____  ______        ______

Net Interest Income Before
    Allocation of Volume/Rates  1,529   1,831   (214)         (88)        1,090      1,158     (10)           58
Allocation of Volume/Rates          -     (97)     9           88             -        (58)      -           (58)

                                _____   _____  _____       ______         _____      _____  ______        ______
    CHANGES IN
    NET INTEREST INCOME        $1,529  $1,734  ($205)           -        $1,090     $1,100    ($10)            -
                                =====   ====== =====       ======         =====      =====  ======        ======

NOTE: The changes in interest due to both volume and rate have been allocated proportionally between volume and rate. In addition, nonaccrual loans and leases are included.








MidSouth  invested   total
capital  of  $1,634,490 in the construction  of  a
full  service  branch  in Opelousas,  an  in-store
branch in the Super 1 Foods store in Lafayette and
began  construction of a full  service  branch  in
Morgan  City.  Fixed asset additions  planned  for
the  next two years include construction of a full
service branch in Lake Charles and construction of
a   branch  facility  at  the  Ambassador  Caffery
location in Lafayette to replace the movable buildings currently used.

A  decrease in MidSouth's rate for FDIC  premiums,
retroactive to June 1, 1995, resulted in  MidSouth
paying  nominal premiums of $2,000  for  the  year
1996,  a  decrease of $104,414 from  the  $106,414
recorded  for 1995.  The retroactive reduction  in
rate  in  1995  resulted in a  refund  of  $68,703
received  during the third quarter of  1995.   The
reduced   rate   and  subsequent  refund   lowered
MidSouth's FDIC premiums by $103,094 from 1994 to 1995.

On September 30, 1996, the Deposit Insurance Act of 1996 was signed into law for the purpose of recapitalizing the Savings Association Insurance
Fund ("SAIF") and to assure the payment of the Financing Corporation's ("FICO") bond obligations.
Under  this new act, banks insured under the  Bank
Insurance Fund ("BIF") are required to pay a portion of the interest due on bonds that were issued by FICO to help the ailing Federal Savings and Loan Insurance Corporation ("FSLIC") in 1987.
The  FICO  rates for BIF are determined quarterly.
The annual rate is expected to be 1.3 basis points per $100 of deposits, or .00013, for 1997.

Professional fees consist of legal, accounting and
regulatory  fees.  A 33% increase in  professional
fees  in  1996 resulted primarily from an increase
in  legal  fees associated with the collection  of
lease  financing  receivables within  an  indirect
leasing program and accounting fees paid for audit
and   tax  services.   A  20%  increase  in   1995
professional   fees   resulted   primarily    from
increases  in legal fees and in other professional
services.   Other  professional  services  include
internal   audit   services   contracted   to   an
accounting   firm   and  an  external   loan   and
compliance review.

Marketing expenses increased $82,242 from 1995  to
1996  and  $121,669 from 1994 to 1995.   In  1996,
expenses  related  to  special  loan  and  deposit
product    promotions   and   related   incentives
contributed to the increase in marketing expenses.
Promotions related to new branch facilities, the Sugarland acquisition and a deposit promotion held during the fourth quarter of 1995 resulted in the significant increase in marketing expenses for 1995.

Decreases  of $7,480 and $4,051 and were  reported
in   net  expenses  on  Other  Real  Estate  Owned
("OREO")   for   1996   and  1995,   respectively.
Expenses  on OREO remained controlled in 1996  and
1995   due   to   few  additions   and   continued
improvement in credit quality.


Income Taxes

MidSouth's  tax  expense  decreased  in  1996   to
approximately 27% of income primarily  due  to  an
increase   in   interest  income  on   non-taxable
municipal  securities and from an  overpayment  of
1995  income  taxes that effectively reduced  1996
income  tax provisions.  Interest income  on  non-
taxable  municipal  securities  also  lowered  the
effective tax rate for 1995 to approximately  31%.
Note  1  and  Note  10 to MidSouth's  Consolidated
Financial     Statements    provide     additional
information   regarding  MidSouth's   income   tax
considerations.

BALANCE SHEET ANALYSIS

Securities

MidSouth's securities available-for-sale portfolio
increased   $11.2  million from year-end  1995  to
year-end  1996.   A  decline of  $329,279  in  the
market  value of securities available-for-sale  is
included  in  the net change in 1996.   Unrealized
losses   in   the   securities  available-for-sale
portfolio, net of unrealized gains and tax effect,
were  $114,530 at December 31, 1996,  compared  to
unrealized gains net of unrealized losses and  tax
effect  of  $98,950 at December 31,  1995.   These
amounts result from interest rate fluctuations and
do  not  represent permanent adjustments of value.
Moreover,   classification   of   securities    as
available-for-sale  does not necessarily  indicate
that   the  securities  will  be  sold  prior   to
maturity.    The  Financial  Accounting  Standards
Board ("FASB") announced in the fourth quarter  of
1995  that banks would have a one-time opportunity
to   reclassify   securities  for  1995   year-end
financial   statements.    The   opportunity    to
reclassify   allowed  banks  to  move   individual
securities  out of the held-to-maturity  category,
as defined by SFAS 115, without having to evaluate
all   securities   in  that  category.    MidSouth
management   elected   to   retain   the   current
classification of  its securities.

At   December  31,  1996,  approximately  33%   of
MidSouth's securities available-for-sale portfolio
represents  mortgage-backed  securities   and   9%
collateralized  mortgage  obligations   ("CMO's").
MidSouth monitors the risk due to changes in interest rates on mortgage-backed pools by monthly review of prepayment speeds, duration and purchase yields as compared to current market yields on each security.

An additional 52% of the portfolio consisted of U.
S.  Treasury  and agency securities, while  mutual
funds  and other securities represented 6% of  the
portfolio.   MidSouth  held two  CMO's  with  book
values in excess of 10% of stockholders' equity at
December 31, 1996:  a Chase Mortgage Finance  Corp
1993  H  II  A-3  with a book value of  $1,315,955
(market  value  of $1,309,756) and  a  GE  Capital
Mortgage  Services, Inc. 1993-14 A4  with  a  book
value  of $2,001,408 (market value of $1,963,997).
All  CMO's held by MidSouth are Aaa rated and  not
considered   "high-risk"  securities   under   the
Federal Financial Institutions Examination Council
("FFIEC") tests. MidSouth does not own any "high-risk" securities as defined by the FFIEC.

MidSouth purchased approximately $17.2 million  in
U.  S.  Treasury  securities and $3.0  million  in
mortgage-backed securities designated as available-
for-sale  during  1996.  In  the  held-to-maturity
portfolio, MidSouth purchased $5.0 million in non-
taxable  municipal securities in the same  period.
Detailed  credit  analysis was performed  on  each
municipal  offering  by Piper Capital  Management,
Inc.,  an  investment  advisory  firm,  prior   to
purchase.  In addition, MidSouth limits the amount
of  securities  of any one municipality  purchased
and   the   amount   purchased   within   specific
geographic  regions to reduce  the  risk  of  loss
within   the   non-taxable  municipal   securities
portfolio.

Federal  funds  sold  totaled $14.1  million,  and
$15.8  million as of December 31, 1996  and  1995,
respectively.   Significant  deposit   growth   in
branch  markets  resulted  in  a  high  volume  of
federal funds sold at December 31, 1996.  Due to a
high  volume of anticipated loan fundings and  the
limited   availability   of   securities   fitting
MidSouth's  investment  portfolio  specifications,
MidSouth  placed  excess  cash  from  the  deposit
growth   in   federal  funds  sold  during   1996.
Deposits  received  through  a  deposit  promotion
during  the fourth quarter of 1995, combined  with
funds deposited with two public fund contracts and
the   Sugarland  acquisition,  resulted   in   the
increased volume in federal funds sold at December
31, 1995.

Loan Portfolio

MidSouth experienced substantial loan growth for the years ended December 31, 1995 and 1996. Total loans grew from $60,432,275 at year-end 1994 to $78,878,605 at year-end 1995 and to $94,828,509 at year-end 1996.

The  $15.9  million increase in 1996 represents  a
20%  increase  in  total  loans.   Of  this  $15.9
million  increase, $8.4 million resulted  from  an
increase  in  real  estate mortgage  loans.   This
category  of loans is comprised of first  mortgage
loans  structured  on a fifteen year  amortization
with  three to five year balloon payments to allow
for  repricing  and  second mortgage  home  equity
financing.  A strong economy in MidSouth's markets
increased  real  estate  values  during  1996  and
provided  opportunities for home equity financing.
MidSouth elected to offer its second mortgage home
equity financing at a more conservative margin  of
80%  of  appraised value as compared  to  100%  of
appraised value.  Installment loans to individuals
increased  $5.8 million during 1996 primarily  due
to  an installment loan promotion held during  the
months  of  March and April 1996 and  due  to  the
focus  placed  by  MidSouth's  retail  lenders  on
growing   the   banking   relationship   of   each
established    customer.    In    addition,    the
introduction  and promotion of loan products  such
as   consumer  Primeline  and  Visa  credit  cards
contributed to the growth in installment loans to individuals.

The  commercial loan portfolio grew  $2.4  million
primarily  in term debt financing commercial  real
estate  and  commercial  vehicles  and  equipment.
Decreases  were noted in real estate  construction
lending  and  lease  financing receivables.   Real
estate  construction  lending  decreased  due   to
tightened credit criteria for interim construction
loans.  Lease financing receivables declined while
MidSouth developed its own direct leasing  program
and discontinued third party lease financing.   In
addition, losses within the third party lease financing receivables, resulting from the third party's failure to perform, contributed to the decrease in lease financing receivables.

The $18.4 million increase in 1995 represents a 30% increase in total loans. Loans acquired at the consummation of the acquisition of Sugarland on July 31, 1995 totaled $8.6 million. Additional changes in MidSouth's loan portfolio consisted of a $6.0 million increase in installment loans to individuals, a $6.3 million increase in loans secured by real estate and a $1.8 million decrease in commercial loans.

Favorable economic conditions in MidSouth's market
area  combined with increased market awareness  of
MidSouth as the largest locally owned bank led  to
the  approximately 14% growth experienced in 1995,
net  of  the  loans acquired from Sugarland.    An
annual   retail  loan  promotion  held  in   March
contributed   to  the  growth  realized   in   the
installment  loan  portfolio.   Real  estate  loan
growth  consisted of  both commercial and consumer
credits   that   carry   ten   to   fifteen   year
amortizations with rates fixed for three  to  five
years.   The  short  fixed  rate  terms  of  these
credits allow management greater flexibility in controlling the Bank's interest rate risk.

MidSouth  has  maintained its  credit  policy  and
underwriting procedures and has not relaxed  these
procedures  to  stimulate loan growth.   Completed
loan    applications,   credit   bureau   reports,
financial  statements  and  a  committee  approval
process  remain  a part of credit  decisions.   In
addition,  MidSouth  plans  to  utilize  a  credit
scoring  program  beginning  in  1997  that   will
strengthen  current  underwriting  procedures  and
enhance    consistency   in   lending   decisions.
Documentation  of  the loan  decision  process  is
required  on  each  credit  application,   whether
approved   or  denied,  to  insure  thorough   and
consistent procedures.

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

In  addition to the internal reviews of  the  loan
portfolio,   an  external  bank  consulting   firm
performs an annual review of the loan portfolio.

Nonperforming Assets. Table 3 contains information about MidSouth's nonperforming assets and loans past due 90 days or more and still accruing.

Nonperforming assets totaled $714,140 at  December
31,  1996,  compared to $570,841 at  December  31,
1995.    The  increase  in  nonperforming   assets
resulted  primarily from the  addition  of  a  one
large  commercial credit placed on  nonaccrual  in
September 1996.  The credit represents a  pool  of
automobile  loans  for which the initial  servicer
discontinued processing payments on the  pool.   A
new  service  provider continued payments  on  the
pool  and,  as of December 31, 1996, MidSouth  had
experienced no loss in principal payments  on  the
pool.   Nonaccrual loans totaled $523,855 at year-
end  1996  compared to $387,453 at year-end  1995.
Loans  past due 90 days and still accruing totaled
$338,294   at  December  31,  1996,  compared   to
$265,682 for the year ended December 31, 1995.

Loans  to  commercial  borrowers  are  placed   on
nonaccrual when principal or interest is 90 days past due, or sooner if the full collectability of principal or interest is doubtful, except if the underlying collateral supports both the principal and accrued interest and the loan is in the process of collection. Retail loans that are not placed on nonaccrual but that become 120 days past due are



                                     TABLE 3
                 Nonperforming Assets and Loans Past Due 90 Days


                                                  December 31,
                                              _____________________
                                                1996         1995
                                              ________     ________
Nonperforming loans
    Nonaccrual loans                          $523,020     $386,510
    Restructured loans                             835          943
                                               _______      _______
Total nonperforming loans                      523,855      387,453

Other real estate owned, net                   180,270      180,270
Other assets repossessed                        10,015        3,118
                                               _______      _______
Total nonperforming assets                    $714,140     $570,841
                                               =======      =======
Loans past due 90 days
or more and still accruing                    $338,294     $265,682

Nonperforming loans as a %
of total loans                                   0.55%        0.49%

Nonperforming assets as a %
of total loans, other real estate
owned and other assets repossessed               0.75%        0.72%

ALLL as a % of nonperforming loans             207.65%      271.49%






routinely charged off.   Loans classified
for  regulatory purposes but not included in Table
3 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with the loan repayment terms.

Effective   January  1,  1995,  MidSouth   adopted
Statement   of   Financial  Accounting   Standards
("SFAS")  No.  114, "Accounting by  Creditors  for
Impairment  of  a  Loan," which  was  subsequently
amended  by SFAS No. 118, "Accounting by Creditors
for  Impairment of a Loan - Income Recognition and
Disclosures."   For  further  discussion  of   the
recorded  investment  in loans  considered  to  be
impaired under SFAS 114 and the effect of SFAS 118
on  interest  income reported for  the  year  1996
refer   to   Note  5  to  MidSouth's  Consolidated
Financial Statements.

Allowance  for  Loan and Lease Losses.  Provisions
totalling $674,500, $225,000 and $210,000, for the
years  1996,  1995  and 1994,  respectively,  were
necessary  to bring the ALLL to a level considered
by  management to be sufficient to cover potential
losses  in the loan portfolio.  Losses within  the
lease financing receivables portfolio resulted  in
increased  provisions for 1996.  Table 4  analyzes
activity  in the ALLL for 1996 and 1995.  Specific
reserves within the ALLL are allocated to loans on
nonaccrual  for  which  the underlying  collateral
value  is  insufficient  to  cover  the  principal
remaining   on  the  loan.   A  portion   of   the
unallocated reserve is assigned to accruing  loans
that are classified for regulatory purposes.   The
remainder of the ALLL represents a percentage of all other credits based on gradings assigned in the loan review process.

Quarterly evaluations of the ALLL are performed in accordance with Section 217 of the OCC's manual and Banking Circular 201. Factors considered in determining provisions include estimated


TABLE 4 - Summary of Loan Loss Experience (in thousands)


                                          1996                1995
                                         ______              ______

BALANCE AT BEGINNING OF YEAR             $1,052                $874

CHARGE-OFFS
    Commercial, Financial and Agricultural  109                 118
    Real Estate - Construction                -                   -
    Real Estate - Mortgage                    1                  42
    Installment Loans to Individuals        269                  93
    Lease Financing Receivables             517                   -
    Other                                     -                   -
                                         ______              ______
        Total Charge-offs                   896                 253
                                         ______              ______

RECOVERIES
    Commercial, Financial and Agricultural   11                  36
    Real Estate - Construction                -                   -
    Real Estate - Mortgage                   20                   2
    Installment Loans to Individuals         78                  53
    Lease Financing Receivables             148                   -
    Other                                     -                   -
                                         ______              ______

        Total Recoveries                    257                  91
                                         ______              ______

Net Charge-offs                             639                 162
Additions to allowance charged to
    operating expenses                      675                 225
Addition of Sugarland allowance               -                 115
                                         ______              ______

BALANCE AT END OF YEAR                   $1,088              $1,052
                                         ======              ======
RATIOS
    Net charge-offs to average loans      0.75%               0.23%

    Balance in allowance at year-end to
        outstanding loans at year end     1.15%               1.33%




Refer to "Balance Sheet Analysis - Asset Quality-Allowance for Loan and Lease Losses" for a description of the factors which influence management's judgment in determining the amount of the provisions to the allowance.



Allowance for                           % of category            % of category
Loan and Lease Losses             1996  to total loans    1995   to total loans
_______________________________  ____________________    _____________________
Commercial, Financial and
    Agricultural                    150      29.63%        $130      32.64%
Real Estate - Construction            -       1.80%           -       2.86%
Real Estate - Mortgage               10      38.28%          10      35.37%
Installment Loans to Individuals     13      27.81%           -      26.10%
Other                                 -        .13%           -       2.98%
Lease Financing Receivables           -       2.35%           -        .05%
Unallocated                         915          -          912          -
                                 ______     _______      ______     _______
                                 $1,088     100.00%      $1,052     100.00%
                                 ======     =======      ======     =======





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

Sources of Funds

Deposits. MidSouth increased its deposits in  1996
by  $32.6  million,  ending  the  year  at  $171.6
million compared to $139.0 million at December 31,
1995.   Approximately $7.7 million  of  the  $32.6
million  increase resulted from in an increase  in
public  funds  held on deposit.  The remainder  of
the  growth  resulted from development  of  branch
markets,  which included the promotion  of  a  new
deposit product, "Value Checking." In addition,  a
direct  mail  promotion of MidSouth as  a  locally
owned bank contributed to the development of  each
branch  market.   As  a result,  Lafayette  Parish
deposits grew $14.5 million, St. Landry Parish deposits grew $4.6 million, Jeff Davis Parish deposits grew $2.5 million and the Super 1 Foods branches grew $2.5 million.

MidSouth's deposits grew $42.5 million, from $96.5
million at year-end 1994 to $139.0 million at year-
end  1995.   A total of $13.8 million of the $42.5
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

Core  deposits, defined as all deposits other than
certificates  of deposit ("CD's") of  $100,000  or
more,   represented  89%  of  total  deposits   at
December 31, 1996, compared to 91% at December 31,
1995  and 89% at December 31, 1994.   Non-interest
bearing deposits represented 29% of total deposits
for year-end 1996 and year-end 1995, down from 32%
at  year-end  1994.   CD's  of  $100,000  or  more
totaled   $19.1  million  at  year-end  1996,   an
increase  of  $6.2 million from the $12.9  million
reported at year-end 1995.  The majority of  these
deposits  represent  deposits of  local  customers
with  which  MidSouth has other relationships  and
public  funds  deposits that  are  fully  secured.
MidSouth's  deposit  rates are competitive  within
its  market and MidSouth has no brokered deposits.
Although  time  deposits of $100,000  can  exhibit
greater  volatility  due to  changes  in  interest
rates  and  other factors than do  core  deposits,
management    believes   that    any    volatility
experienced  could be adequately met with  current
levels  of  asset liquidity or access to alternate
funding   sources.   Additional   information   on
MidSouth's   deposits  appears  in   Note   7   to
MidSouth's Consolidated Financial Statements.

Borrowed  Funds. As of December 31, 1996, MidSouth
maintained   one  repurchase  agreement   totaling
$104,414.    Long  term  borrowings  included   an
advance  against  a $2.5 million  line  of  credit
issued by a financial institution with a remaining
principal  balance  of $784,522  at  December  31,
1996.   An  advance  against a  $600,000  line  of
credit  for the Finance Company added $240,000  to
the  total of long term borrowings at December 31,
1996.  A total of $471,338 in funds borrowed  from
the  Federal Home Loan Bank of Dallas (the "FHLB")
are  recorded  as  long term  borrowings  for  the
period   ended  December  31,  1996.    Additional
information   regarding  the  notes   payable   is
provided  in  Note  8  to MidSouth's  Consolidated
Financial Statements.

The  current ESOP note held by the Bank  is  at  a
fixed   rate   of   7.00%   payable   in   monthly
installments of $2,200 with payment in full due on
March 10, 1998.  The ESOP obligation constitutes a
reduction   of  MidSouth's  stockholders'   equity
because  the  primary source of loan repayment  is
contributions  by the Bank to the  ESOP;  however,
the loan is not guaranteed by either MidSouth Bank
or  MidSouth.   The ESOP note was eliminated  from
total loans and long-term debt as an intercompany transaction in MidSouth's December 31, 1995 and
1996 consolidated financial statements.

Capital.  MidSouth and the Bank  are  required  to
maintain  certain minimum capital  levels.   Risk-
based  capital requirements are intended  to  make
regulatory  capital  more sensitive  to  the  risk
profile  of an institution's assets.  At  December
31, 1996, MidSouth and the Bank were in compliance
with   statutory  minimum  capital   requirements.
Minimum capital requirements include a total risk-
based  capital ratio of 8.0%, with Tier 1  capital
not  less than 4.0%, and a leverage ratio (Tier  1
to total average adjusted assets) of 3% based upon
the  regulators  latest composite  rating  of  the
institution.  As of December 31, 1996,  MidSouth's
Tier  1  capital to average adjusted  assets  (the
"leverage ratio") was 6.30% as compared  to  6.74%
at  December  31,  1995.  Tier 1 capital  to  risk
weighted assets was 10.82% and 11.73% for 1996 and
1995,   respectively.   Total  capital   to   risk
weighted    assets   was   11.87%   and    12.98%,
respectively,  for the same periods.   The  Bank's
leverage  ratio  was 6.52% at  December  31,  1996
compared  to  6.99%  at December  31,  1995.   The
capital ratios decreased due to the signficant growth experienced by the Bank in 1996.

The    Federal   Deposit   Insurance   Corporation
Improvement  Act  of 1991 established  a  capital-
based   supervisory   system   for   all   insured
depository institutions that imposes increasing restrictions on the institution as its capital deteriorates. The Bank continued to be classified as "well capitalized" throughout 1994, 1995 and 1996 and also improved its supervisory subgroup rating. No significant restrictions are placed on the Bank as a result of this classification.

As  discussed  under  the heading  "Balance  Sheet
Analysis-Securities,"   $138,710   in   unrealized
losses on securities available-for-sale, net of  a
deferred tax asset of $24,180 were recorded  as  a
reduction  to stockholders' equity as of  December
31,  1996.   In  contrast, $190,569 in  unrealized
gains  on securities available-for-sale net  of  a
deferred tax liability of $91,619 were recorded as
an addition to stockholders' equity as of December
31,  1995.  While the net unrealized gain or  loss
on securities available for sale is required to be
reported  as a separate component of stockholders'
equity,  it  does not affect operating results  or
regulatory  capital  ratios.  The  net  unrealized
gains  and losses reported for December  31,  1996
and 1995 did, however, effect MidSouth's equity to assets ratio for financial reporting purposes.
The ratio of equity to assets was 6.13% for year-end 1996 and 6.85% for year-end 1995.

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


TABLE 5 - Interest Rate Sensitivity Table December 31, 1996 (in thousands)


                                                                          Non-interest
                           0-3 MOS   4-6 MOS  7-12 MOS  1-5 YRS  >5 YRS      Bearing     Total
                           _______   _______  ________  _______  ______   ____________  ______

ASSETS

Interest Bearing
  Deposits                    $407                                                        $407
Fed Funds Sold              14,100                                                      14,100
Investments
    Mutual funds                                         1,932                           1,932
    Investment Securities    3,053              5,407   18,786     7,842                35,088
    Mortgage-backed
      Securities             2,842    2,187     5,257    7,079     2,412                19,777
Loans
    Fixed Rate              14,782    9,359    14,082   32,152     1,670                72,045
    Variable Rate           22,784                                                      22,784
Other Assets                                                                  20,183    20,183
Allowance for
    Loan and Lease Losses                                                     (1,088)   (1,088)
                           _______  _______   _______  _______   ______      _______  ________
Total Assets               $57,968  $11,546   $24,746  $58,017   $13,856     $19,095  $185,228
                           _______  _______   _______  _______   ______      _______  ________

LIABILITES

Fed Funds Purchased
Repurchase Agreement          $104                                                        $104
NOW                          3,175    2,871     4,948   17,822   4,497                  33,313
MMDA                         2,190    1,981     3,415   11,988   3,104                  22,678
Savings                        954      863     1,488    5,360   1,352                  10,017
CDOs                        18,108   11,805    12,463   13,290                          55,666
Demand Deposits                                                               49,943    49,943
Other Liabilities                       240                 26   1,255           544     2,065
Stockholder's Equity                                                          11,442    11,442
                           _______  _______   _______  _______   ______      _______  ________

Total Liabilities          $24,531  $17,760   $22,314  $48,486 $10,208       $61,929  $185,228

Gap                         33,437   (6,214)    2,432    9,531   3,648       (42,834)
Cumulative Gap              33,437   27,223    29,655   39,186  42,834             -
                           =======  =======   =======  =======  =======      =======
Cumulative Gap/Total
  Assets                    18.05%   14.70%    16.01%   21.16%  23.13%
                           _______  _______   _______  _______   ______






During  1996, MidSouth utilized the Sendero  model
of  asset  and liability management.  The  Sendero
model   uses   basic  gap  data   and   additional
information   regarding   rates   and   prepayment
characteristics to construct a gap  analysis  that
factors  in  repricing  characteristics  and  cash
flows from payments received on loans and mortgage
backed  securities.   The  resulting  Sendero  gap
analysis is presented in Table 5.

With  the  exception  of  NOW,  money  market  and
savings  deposits,  the table  presents  interest-
bearing liabilities on a contractual basis.  While
NOW,   money  market  and  savings  deposits   are
contractually   due   on   demand,   historically,
MidSouth   has  experienced  stability  in   these
deposits   despite   changes  in   market   rates.
Presentation of these deposits in the table, therefore, reflects delayed repricing throughout the time horizon.

The  resulting  cumulative  gap  at  one  year  is
approximately    $29,655,000    which    indicates
MidSouth's  total  earning  assets  and  interest-
bearing  liabilities maturing within one year  are
mismatched at December 31, 1996.  The ratio of the
one  year cumulative gap to total assets of 16.01%
is  above  internal policy guidelines.  MidSouth's
internal policy targets a one year cumulative  gap
position  of  a positive or negative 15% of  total
assets.   The Funds Management Committee  approved
the deviation from policy due to MidSouth's high federal funds sold position at year-end 1996 of $14,100,000. The Bank has a significant volume in loans approved for funding and securities approved for purchase by the board and management that should reduce MidSouth's asset sensitivity at the cumulative one year position.

The Sendero model also uses the gap analysis data in Table 5 and additional information regarding rates and payment characteristics to perform three simulation tests. The tests use market data to perform rate shock, rate cycle and rate forecast simulations to measure the impact of changes in interest rates, the yield curve and interest rate forecasts on MidSouth's net interest income and market value of portfolio equity. Results of the simulations are reviewed quarterly and discussed at MidSouth's Funds Management Committee meetings.

MidSouth does not invest in derivatives and has none in its securities portfolio.

Liquidity

Bank Liquidity.  Liquidity is the availability  of
funds  to  meet  contractual obligations  as  they
become  due  and to fund operations.   The  Bank's
primary  liquidity needs involve  its  ability  to
accommodate   customers   demands   for    deposit
withdrawals as well as their requests for  credit.
Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Bank.

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

In addition to these primary sources, the Bank has
certain other sources available to meet the demand
for   funds  if  necessary.   Approximately   $7.4
million  in  securities  maturing  within   twelve
months provides an additional source of liquidity.
These  securities could be liquidated if necessary
prior  to  maturity.  MidSouth also has  borrowing
capabilities with three correspondent banks.   The
expiration of a public funds contract on July  30,
1997  could necessitate borrowing by the  Bank  in
August   of  1997.   The  public  funds   contract
represented $13.6 million in deposits at  year-end
1996.

Parent  Company  Liquidity. At the parent  company
level,   cash  is  needed  primarily  to   service
outstanding  debt and pay dividends  on  preferred
and  common stock.  The parent company has a  note
payable  to a financial institution, the terms  of
which  are  described  in  Note  8  to  MidSouth's
Consolidated Financial Statements.  Funds to  meet
payments  on  the note in the past  several  years
have  come  primarily from the sale of  MidSouth's
common    stock   to   the   Directors'   Deferred
Compensation Trust and to the ESOP and from  funds
received  from  the  Bank  under  a  tax   sharing
agreement with the parent company.  Funds received
from   these  sources  are  not  expected  to   be
sufficient   to  meet  debt  service   obligations
throughout 1997.  Dividends from the Bank combined
with  sales  of  MidSouth common stock  through  a
dividend reinvestment plan to be introduced in the
second  quarter  of  1997 will provide  additional
liquidity for the parent company.  As of   January
1, 1997, the Bank had the ability to pay dividends to the parent company of approximately $2,700,000 without prior approval from its primary regulator.
In addition, MidSouth has the ability to borrow against its $2.5 million line of credit with a financial institution. The unused portion of the line totaled $1.7 million at year-end 1996.

Dividends. The primary source of cash dividends on
MidSouth's   preferred   and   common   stock   is
distributions  from  the Bank.   As  stated  above
under   "Parent   Company   Liquidity,"   earnings
recorded   for  1994  eliminated  an   accumulated
retained earnings deficit, thereby giving the Bank
the  ability  to declare dividends to  the  parent
company  without  prior approval  of  its  primary
regulator.   However, the Bank's  ability  to  pay
dividends would be prohibited if the result would cause the Bank's regulatory capital to fall below minimum requirements.

On   May  12,  1995,   MidSouth  received  written
consent  from  its lender that allows  payment  of
dividends  or  distributions to its  shareholders.
Subsequently, the Bank declared a dividend in  the
amount of $100,000.00 on September 21, 1995 to the
parent company for the purpose of paying dividends
on  MidSouth's  Common  Stock.   MidSouth's  first
common  stock cash dividend of $.06 per share  was
paid  on October 2, 1995 to shareholders of record
on  September  18, 1995.  Cash dividends  totaling
$115,750   and  $280,461  were  paid   to   common
stockholders  during 1995 and 1996,  respectively.
It  is the intention of the Board of Directors  of
MidSouth to continue to pay quarterly dividends on
the  common  stock at the rate of $.06 per  share.
Cash dividends on the common stock are subject  to
payment of dividends on the Cumulative Convertible
Preferred  Stock,  Series  A  ("Preferred  Stock")
issued  in  conjunction with  the  acquisition  of
Sugarland  Bank,  as well as other considerations.
Additional    information   regarding   MidSouth's
Preferred  Stock  is  included  in  Note   12   to
MidSouth's Consolidated Financial Statements.

On August 19, 1996, MidSouth effected a four for three stock split by way of a stock dividend to its common stockholders of record as of July 31, 1996. The stock split increased the common shares outstanding at the time from 994,627 to 1,326,025.
Accordingly, the conversion rate on the  Preferred
Stock  was  adjusted to 1.777 shares  of  MidSouth
Common Stock for each share of Preferred Stock converted.

On  September 15, 1995, MidSouth effected  a  four
for  three stock split by way of a stock  dividend
to   its  common  stockholders  of  record  as  of
September 7, 1995. The stock split increased the common shares outstanding at the time from 720,415 to 960,553 and adjusted the conversion rate on the Preferred Stock to 1.333 shares of MidSouth Common
Stock for each share of Preferred Stock converted.

On  February 18, 1994, MidSouth paid a  5%  common
stock  dividend  to  shareholders  of  record   on
February   4,   1994.    The  dividend   increased
MidSouth's Common Stock outstanding at the time from 670,638 shares to 705,327 shares.

A  total  of  $155,421 in dividends were  paid  on
MidSouth's  Preferred Stock in 1996.  Assuming  no
conversion  of  preferred  stock  in   1997,   the
aggregate amount of dividends on the preferred stock in 1997 is expected to be $159,506.

New Pronouncements. In the opinion of management, at December 31, 1996, there are no standards issued by the Financial Accounting Standards Board and required to be adopted by the Company which would have a material effect on the financial condition or results of operations of the Company.


CONSOLIDATED STATEMENTSOFCONDITION
DECEMBER 31, 1996 AND 1995


                                                      1996          1995
ASSETS
Cash and due from banks                         $  11,314,562  $ 10,298,209
Federal funds sold                                 14,100,000    15,800,000
                                                   __________    __________
   Total cash and cash equivalents                 25,414,562    26,098,209

Interest-bearing deposits in banks                    406,798        26,349
Securities available-for-sale at fair value
   (cost of $47,387,766 in 1996
   and $35,868,018 in 1995)                        47,249,059    36,058,587
Securities held-to-maturity (estimated
   market value of $9,700,307 in 1996
   and $4,735,344 in 1995)                          9,547,853     4,545,849
Loans, net of allowance for loan losses
   of $1,087,790 in 1996
   and $1,051,898 in 1995                          93,740,719    77,826,707
Accrued interest receivable                         1,386,596     1,107,820
Premises and equipment, net                         5,808,952     4,532,610
Other real estate owned, net                          180,270       180,270
Goodwill, net                                         276,523       311,352
Other assets                                        1,216,920       495,488
                                                   __________    __________

                                                 $185,228,252  $151,183,241
                                                  ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest bearing                         $  49,943,207   $40,471,206
   Interest bearing                               121,673,301    98,558,357
                                                   __________    __________

        Total deposits                            171,616,508   139,029,563

Securities sold under repurchase agreements           104,414       175,904
Accrued interest payable                              397,259       322,891
Notes payable                                       1,521,435       972,617
Other liabilities                                     228,465       326,776
                                                   __________    __________

        Total liabilities                         173,868,081   140,827,751
                                                   __________    __________

Commitments and contingencies (Note 9)                      -             -

Stockholders' equity:
   Preferred stock, $14.25 par value,
   5,000,000 authorized, 171,956 and
   187,286 issued and outstanding at
   December 31, 1996 and 1995, respectively         2,450,373     2,668,826
   Common stock, $.10 par value, 5,000,000
      shares authorized, 1,364,903 and
      1,299,338 issued and outstanding
      at December 31, 1996 and 1995,
      respectively                                    136,491        96,794
Additional paid-in-capital                          6,738,943     6,164,443
Unearned ESOP shares                                  (30,836)      (54,157)
Unrealized gains (losses) on securities
   available-for-sale, net of deferred
   taxes of $24,177 in 1996 and $91,619 in 1995      (114,530)       98,950
Retained earnings                                   2,179,730     1,380,634
                                                   __________    __________

   Total stockholders' equity                      11,360,171    10,355,490
                                                   __________    __________

                                                 $185,228,252  $151,183,241
                                                  ===========   ===========
See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                         1996         1995         1994

INTEREST INCOME:

   Loans, including fees            $  8,803,467 $  7,226,469 $ 5,463,501
   Securities                          3,140,270    2,058,321   1,782,504
   Federal funds sold                    628,680      442,794     142,473
                                      __________    _________   _________
        Total interest income         12,572,417    9,727,584   7,388,478
                                      __________    _________   _________

INTEREST EXPENSE:
   Deposits                            4,457,556    3,125,813   1,924,906
   Notes payable                          84,171       99,513      51,195
                                      __________    _________   _________

        Total interest expense         4,541,727    3,225,326   1,976,101
                                      __________    _________   _________

NET INTEREST INCOME                    8,030,690    6,502,258   5,412,377

PROVISION FOR LOAN LOSSES                674,500      225,000     210,000
                                      __________    _________   _________

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES           7,356,190    6,277,258   5,202,377
                                      __________    _________   _________

NONINTEREST INCOME:
   Service charges on deposit accounts 1,489,211    1,137,314   1,032,023
   Gain on sale of securities, net         1,176            -       1,178
   Other charges and fees                647,898      445,712     389,693
                                      __________    _________   _________

                                       2,138,285    1,583,026   1,422,894
                                      __________    _________   _________

NONINTEREST EXPENSES:
   Salaries and employee benefits      3,668,824    2,794,654   2,242,892
   Occupancy expense                   1,522,974    1,142,405     865,452
   Other                               2,648,893    2,135,070   1,773,786
                                      __________    _________   _________

                                       7,840,691    6,072,129   4,882,130
                                      __________    _________   _________

INCOME BEFORE INCOME TAXES             1,653,784    1,788,155   1,743,141

PROVISION FOR INCOME TAXES               417,286      546,545     601,500
                                      __________    _________   _________

NET INCOME                             1,236,498    1,241,610   1,141,641

PREFERRED DIVIDEND REQUIREMENT           155,421       38,142           -
                                      __________    _________   _________

INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                        $1,081,077   $1,203,468  $1,141,641
                                      ==========    =========   =========
EARNINGS PER COMMON SHARE:

     PRIMARY EARNINGS PER
       COMMON SHARE                         $.82         $.92        $.89
                                      ==========    =========   =========

     FULLY DILUTED EARNINGS
       PER COMMON SHARE                     $.76         $.86        $.89
                                      ==========    =========   =========

See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF STOCKHOLDERSO EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                            Preferred Stock          Common Stock
                                         _____________________   ____________________
                                         Shares       Amount       Shares     Amount
Balance, January 1, 1994                       -        $    -    670,638   $  67,064

Issuance of common stock                                            9,829         983
Issuance of stock dividend                                         33,521       3,352
Net income
ESOP obligation repayments
Net change in unrealized gain
  (loss) on securities
  available-for-sale, net of tax
                                       _________     _________  _________    _________
Balance, December 31, 1994                                        713,988      71,399

Issuance of common stock                                            9,685         968
Issuance of convertible preferred
  stock                                  187,286     2,668,826
Costs incurred in connection
  with issuance of preferred stock
Stock split on common stock effected
   in the form of a dividend                                      240,267       24,027
Dividends paid on common stock-
  $.12 per share
Dividends accrued on preferred
  stock
Stock options exercised                                             4,000          400
Net income
ESOP obligation repayments
Net change in unrealized loss
  on securities available-for-sale,
  net of tax
                                       _________     _________  _________    _________
BALANCE, DECEMBER 31, 1995               187,286     2,668,826    967,940       96,794

Issuance of common stock                                           13,001        1,300
Dividends paid on common stock-
  $.24 per share
Dividends paid on preferred stock
Stock options exercised                                            28,666        2,867
Preferred stock conversion               (15,330)     (218,453)    23,898        2,390
Stock split on common stock effected
  in the form of a dividend                                       331,398       33,140
Net income
ESOP obligation repayments
Net change in unrealized gain
  on securities available-
  for-sale, net of tax
                                       _________     _________  _________    _________

BALANCE, DECEMBER 31, 1996               171,956    $2,450,373  1,364,903   $  136,491
                                       =========     =========  =========    =========

See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                    Unrealized
                                                  Gains (Losses)
                             Additional            on Securities Retained
                              Paid-In-      ESOP     Available   Earnings
                              Capital    Obligation  for Sale    (Deficit)     Total
                              _________  __________ __________   _________   __________

BALANCE, JANUARY 1, 1994     $5,738,665$  (92,891) $  293,700  $  (537,872) $ 5,468,666

Issuance of common stock         99,329                                         100,312
Issuance of stock dividend      306,076                           (310,071)        (643)
Net income                                                       1,141,641    1,141,641
ESOP obligatio repayments                  19,870                                19,870
Net changes in unrealized
  gain (loss) on
  securities available-
  for-sale, net of tax                                          (1,356,500)  (1,356,500)

                              _________   ________  _________    _________   __________

BALANCE, DECEMBER 31, 1994    6,144,070   (73,021) (1,062,800)     293,698    5,373,346

Issuance of common stock        123,865                                         124,833
Issuance of convertible
  preferred stock                                                             2,668,826
Costs incurred in connection
  with issuance                (120,525)                                       (120,525)
Stock split on common stock
  effected in the form,
  of a dividend                 (24,027)                              (782)        (782)
Dividends paid on common
  stock-$.12 per share                                            (115,750)    (115,750)
Dividends accrued on
  preferred stock                                                  (38,142)     (38,142)
Stock options exercised          41,060                                          41,460
Net income                                                       1,241,610    1,241,610
ESOP obligation repayments                  18,864                               18,864
Net change in unrealized loss
  on securities available-
  for-sale, net of tax                              1,161,750                 1,161,750
                              _________   ________  _________    _________   __________
BALANCE, DECEMBER 31, 1995    6,164,443    (54,157)    98,950    1,380,634   10,355,490

Issuance of common stock        164,797                                         166,097
Dividends paid on common
  stock-$.24 per share                                            (280,461)    (280,461)
Dividends paid on preferred
  stock                                                           (155,421)    (155,421)
Stock options exercised         226,780                                         229,647
Preferred stock conversion      216,063
Stock split on common stock
  effected in the form of
  a dividend                    (33,140)                            (1,520)      (1,520)
Net income                                                       1,236,498    1,236,498
ESOP obligation repayments                  23,321                               23,321
Net change in unrealized gain
  on securities available-
  for-sale, net of tax                               (213,480)                 (213,480)
                              _________   ________  _________    _________   __________

BALANCE, DECEMBER 31, 1996   $6,738,943  $ (30,836) $(114,530)  $2,179,730  $11,360,171
                              =========   ========  =========    =========   ==========


See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER31, 1996, 1995 AND 1994



                                           1996        1995         1994


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                        $ 1,236,498  $ 1,241,610 $ 1,141,641
   Adjustments to reconcile net
     income to net cash provided
   by operating activities:
        Depreciation and amortization    650,673      393,418     285,957
        Provision for loan losses        674,500      225,000     210,000
        Provision for losses on other
          real estate owned                    -       12,400       5,649
        Provision for deferred income
          taxes                         (230,442)      82,367     347,500
        Premium amortization, net        168,342      123,283     207,798
        Gain on sales of securities       (1,176)           -      (1,179)
        Gain (loss) on sales of other
          real estate owned                 (163)         735       8,080
        Gain on sales of premises
          and equipment                  (21,755)           -        (455)
        Change in accrued interest
          receivable                    (278,776)    (185,054)    (94,094)
        Change in accrued interest
          payable                         74,368      101,682      44,198
        Change in other liabilities      121,111     (423,790)    290,353
        Change in other assets          (727,211)     (82,069)    (44,745)
                                       _________    _________   _________
          Net cash provided by
            operating activities       1,665,969    1,489,582   2,400,703
                                       _________    _________   _________

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net decrease (increase)
          in interest-bearing
          deposits in banks             (380,449)      22,073     (47,389)
        Proceeds from sales of
          securities available-
          for-sale                     1,993,633    2,288,617   1,223,182
        Proceeds from maturities
          and calls of securities
          available-for-sale           6,773,366    8,674,925   2,940,591
        Proceeds from maturities
          and calls of securities
          held-to-maturity                     -      145,946           -
        Purchases of securities
          available-for-sale         (20,429,811) (10,178,931) (3,061,635)
        Purchases of securities
          held-to-maturity            (5,026,109)  (4,317,707)   (370,946)
        Loan originations,
          net of repayments          (16,615,170)  (9,631,750)(10,806,547)
        Purchases of premises
          and equipment               (2,024,561)  (1,964,370)   (336,703)
        Proceeds from sale of
          premises and equipment         154,130                   -  907
        Proceeds from sales of
          other real estate owned          3,500       77,945      84,992
        Net cash received in
          connection with acquisition          -    3,388,259           -
                                       _________    _________   _________

        Net cash used in investing
          activities                 (35,551,471) (11,494,993)(10,373,548)
                                       _________    _________   _________

                                                              (continued)





CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                           1996        1995         1994


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits           32,586,945   27,763,324   6,078,409
   Net decrease in repurchase
     agreements                          (71,490)   (125,826)   (456,945)
   Issuance of notes payable           1,369,293    1,000,000     544,916
   Repayments of notes payable          (820,475) (1,150,279)   (115,293)
   Proceeds from issuance of common
     stock                               166,096      124,833     100,312
   Payment of common stock dividends    (256,641)    (57,676)           -
   Payment of fractional shares
     resulting from stock dividend        (1,520)       (782)        (643)
   Proceeds from exercise of stock
     options and warrants                229,647      28,561            -
   Cost incurred in connection
     with issuance of preferred stock          -    (120,524)           -
                                      __________  __________   __________
   Net cash provided by financing
     activities                       33,201,855  27,461,631    6,150,756
                                      __________  __________   __________

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                 (683,647) 17,456,220   (1,822,089)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                  26,098,209   8,641,989   10,464,078
                                      __________  __________   __________

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                     $  25,414,562 $26,098,209  $ 8,641,989
                                      ==========  ==========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                   $   4,467,359 $ 3,093,801  $ 1,931,905
                                      ==========  ==========   ==========

   Income taxes paid               $     500,570 $   466,723  $     5,000
                                      ==========  ==========   ==========

See notes to consolidated financial statements.
                                                              (concluded)

     MidSouth Bancorp, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
__________________________________________________

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The  consolidated financial statements of MidSouth
Bancorp,  Inc. (the Company) and its wholly  owned
subsidiaries MidSouth National Bank (the Bank) and
Financial Services of the South, Inc. (the Finance
Company),  have  been prepared in accordance  with
generally   accepted  accounting  principles   and
conform  with general practices within the banking
industry.   A  summary  of significant  accounting
policies follows:

Description of Business - The Company  is  a  bank
holding   company  headquartered   in   Lafayette,
Louisiana providing banking services to commercial and retail customers through its wholly owned subsidiary, the Bank. The Company also provides consumer loan services to individuals through the Finance Company.

The   Bank  is  community  oriented  and   focuses
primarily on offering competitive commercial and consumer loan and deposit services to individuals and small to middle market business.

Consolidation   -   The   consolidated   financial
statements of the Company include the accounts of the Company, the Bank and the Finance Company.
Significant intercompany transactions and balances have been eliminated.

Use  of  Estimates - The preparation of  financial
statements  in conformity with generally  accepted
accounting principles requires management to  make
estimates and assumptions that affect the reported
amounts of assets and liabilities, and disclosures
of  contingent assets and liabilities at the  date
of   the  financial  statement  and  the  reported
amounts  of  revenues  and  expenses  during   the
reporting  period.   Actual results  could  differ
from those estimates.

Securities - Securities are being accounted for in
accordance  with Statement of Financial Accounting
Standards  (SFAS) No. 115 "Accounting for  Certain
Investments in Debt and Equity Securities."   SFAS
No. 115 requires the classification of securities into one of three categories: trading, available-for-sale or held-to-maturity.

Management      determines     the     appropriate
classification of debt securities at the  time  of
purchase   and  re-evaluates  this  classification
periodically.  Trading account securities are held
for  resale  in anticipation of short-term  market
movements.  Debt securities are classified as held-
to-maturity  when  the Company  has  the  positive
intent  and  ability  to hold  the  securities  to
maturity.   Securities not classified as  held-to-
maturity  or trading are classified as  available-
for-sale.   The  Company had  no  trading  account
securities  during the three years ended  December
31, 1996. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at market value, with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity until realized.

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

Loans  - Loan origination fees and certain  direct
origination  costs are capitalized and  recognized
as an adjustment of the yield on the related loan.
Interest  on  commercial and real estate  mortgage
loans  is  recorded  as  income  based  upon   the
principal amount outstanding.  Unearned income  on
installment loans is credited to operations  based
on   a  method  which  approximates  the  interest
method.   Where  doubt exists as to collectibility
of a loan, the accrual of interest is discontinued
and   payments  received  are  applied  first   to
principal.   Upon such discontinuances all  unpaid
accrued interest is reversed. Interest income is recorded after principal has been satisfied and as payments are received.

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

Generally, loans of all types which become 90 days
delinquent   are  in  the  process  of  collection
through  repossession, foreclosure  or  have  been
deemed   currently  uncollectible.   Loans  deemed
currently uncollectible are charged-off against the reserve account. As a matter of policy, loans are placed on a non-accrual status where doubt exists as to collectibility.

Reserve  for  Loan Losses - The reserve  for  loan
losses  is a valuation account available to absorb
probable losses on loans.  All losses are  charged
to  the  reserve  for loan losses  when  the  loss
actually  occurs or when a determination  is  made
that  a  loss  is likely to occur; recoveries  are
credited  to  the reserve for loan losses  at  the
time  of recovery.  Periodically during the  year,
management  estimates the likely level  of  future
losses   to  determine  whether  the  reserve   is
adequate to absorb reasonable anticipated losses in the existing portfolio based on the CompanyOs past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral and current economic conditions. Based on these estimates, the reserve for loan losses is increased by charges to income and decreased by charge-offs
(net of recoveries).

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

Other  Real  Estate Owned - Real estate properties
acquired through, or in lieu of, loan foreclosures
are  to be sold and are initially recorded at fair
value  at  the date of foreclosure establishing  a
new cost basis.  After foreclosure, valuations are
periodically performed by management and the  real
estate  is carried at the lower of carrying amount
or  fair  value less cost to sell.   Revenues  and
expenses  from  operations  and  changes  in   the
valuation  allowance  are  included  in  loss   on
foreclosed real estate.

Income Taxes - Deferred income taxes are provided for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes. The Bank computes deferred income taxes based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Goodwill - Goodwill represents the excess of the cost over the fair value of net assets purchased and is being amortized over 15 years.

Earnings  Per  Common Share - The  computation  of
primary  earnings  per  share  is  based  on   the
weighted  average  number  of  outstanding  common
shares  after giving effect to the stock dividends
paid  in  1996  and  1995  and  additional  shares
assuming  the  exercise  of  stock  options.   The
computation  of fully diluted earnings  per  share
further  assumes the conversion of the convertible
preferred stock.  In 1994, both primary and  fully
diluted  earnings per common share were  based  on
the  weighted average number of outstanding common
shares   since   the  outstanding   common   stock
equivalents did not have a material dilutive effect in those years. The shares used in the computations for the three years ended December
31, 1996 were as follows:



                                          1996        1995       1994
   Primary                             1,325,556   1,304,769  1,281,217
   Fully diluted                       1,630,950   1,447,487  1,281,217


Statement   of  Cash  Flows  -  For  purposes   of
reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

Reclassifications - Certain reclassifications have been made to the 1995 and 1994 amounts to conform to the classifications adopted for reporting in 1996.

2. ACQUISITION

On July 31, 1995, the Company completed the merger and acquisition of Sugarland Bancshares, Inc. The
Company issued 187,286 shares of its cumulative convertible preferred stock to former shareholders of Sugarland Bancshares, Inc. The transaction was accounted for as a purchase.

The   following  unaudited  proforma  consolidated
results   of   operations  give  effect   to   the
acquisition of Sugarland as though it had occurred on January 1, 1994:


                                                 Year Ended December 31,
                                                 _______________________
                                                    1995         1994
   Interest income                              $10,439,686   $ 8,607,394
   Interest expense                              (3,449,290)   (2,341,780)
   Provision for loan losses                       (225,000)     (210,000)
   Net interest income after provision           __________    __________
     for loan losses                            $ 6,765,396   $ 6,055,614
   Net income                                   $ 1,350,436   $ 1,292,384
   Net income available for common shareholders $ 1,129,456   $ 1,071,404
   Primary earnings per common share                  $ .87         $ .83
   Fully diluted earnings per common share            $ .83         $ .79


The   unaudited   proforma  information   is   not
necessarily  indicative either of the  results  of
operations  that  would  have  occurred  had   the
purchases  been made as of January 1, 1994  or  of
future  results  of  operations  of  the  combined
companies.   In  connection with the  acquisition,
liabilities were assumed as follows:


   Fair value of assets, excluding cash                    $13,781,700
   Cash acquired                                             3,388,259
                                                            __________
   Liabilities assumed                                     $17,169,959
                                                            ==========


3. CASH AND DUE FROM BANKS

The  Bank is required to maintain average  reserve
balances with the Federal Reserve Bank.  "Cash and
due from banks" in the consolidated statements  of
condition   included  amounts  so  restricted   of
$3,708,000 and $1,623,000 at December 31, 1996 and
1995, respectively.

4.   INVESTMENT SECURITIES

The portfolio of securities consisted of the following:

                                                    December 31, 1996

                                    _______________________________________________
                                                   Gross       Gross
                                     Amortized   Unrealized  Unrealized
     Available-for Sale                Cost        Gains       Losses    Fair Value
                                    ___________  __________  _________  ___________
     U.S. Treasury securities       $23,733,151    $77,101    $124,391  $23,685,861
     U.S. Government agencies           860,178      3,641       5,142      858,677
     Obligations of states and
       political subdivisions           196,070      4,129           -      200,199
     Mortgage-backed securities      15,431,087    126,288      88,480   15,468,895
     Collateralized mortgage
       obligations                    4,345,330         35      64,283    4,281,082
     Mutual funds                     2,000,000          -      67,605    1,932,395
     Other                              821,950          -           -      821,950
                                    ___________  __________  _________  ___________

                                    $47,387,766  $ 211,194   $ 349,901  $47,249,059
                                    ===========  ==========  =========  ===========



                                                    December 31, 1995

                                    _______________________________________________
                                                   Gross       Gross
                                     Amortized   Unrealized  Unrealized
     Available-for Sale                Cost        Gains       Losses    Fair Value
                                    ___________  __________  _________  ___________
     U.S. Treasury securities        $11,958,890    $ 146,197   $  35,650 $12,069,437
     U.S. Government agencies          1,140,551        7,895       4,656   1,143,790
     Obligations of states and
       political subdivisions            212,271       10,577           -     222,848
     Mortgage-backed securities       15,006,892      187,141      21,624  15,172,409
     Collateralized mortgage
       obligations                     4,826,975          728      21,950   4,805,753
     Mutual funds                      2,000,000            -      78,900   1,921,100
     Other                               722,439          811           -     723,250
                                     ___________    _________   _________ ___________
                                     $35,868,018    $ 353,349   $ 162,780 $36,058,587
                                     ===========    =========   ========= ===========



                                                    December 31, 1996

                                    _______________________________________________
                                                   Gross       Gross
                                     Amortized   Unrealized  Unrealized
     Held-to Maturity                  Cost        Gains       Losses    Fair Value
                                    ___________  __________  _________  ___________
     Nontaxable obligations
      of states and political
      subdivisions                   $9,547,853    $ 238,774   $  86,320  $9,700,307
                                     ==========    =========   =========  ==========





                                                    December 31, 1995

                                    _______________________________________________
                                                   Gross       Gross
                                     Amortized   Unrealized  Unrealized
     Held-to-Maturity                  Cost        Gains       Losses    Fair Value
                                    ___________  __________  _________  ___________
     Nontaxable obligations
       of states and political
       subdivision                   $4,545,849    $ 189,496   $       -  $4,735,344
                                     ==========    =========   =========  ==========

The amortized cost and fair value of securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



     Available-for-Sale               Amortized       Fair
                                         Cost        Value
                                      __________   __________
     Due in one year or less          $7,386,781   $7,318,205
     Due after one year
       through five years             18,416,122   18,364,069
     Due after five years
       through ten years                 685,027      693,389
     Due after ten years                 301,469      301,469
     Mortgage-backed securities       19,776,417   19,749,977
     Other securities                    821,950      821,950
                                      __________   __________
                                     $47,387,766  $47,249,059
                                      ==========   ==========

     Held-to-Maturity                  Amortized       Fair
                                          Cost        Value
                                      __________   __________
     Due in one year or less            $ 20,000     $ 20,254
     Due after one year through
       five years                        100,000      102,564
     Due after five years through
       ten years                       2,809,794    2,886,865
     Due after ten years               6,618,059    6,690,624
                                       _________    _________
                                      $9,547,853   $9,700,307
                                       =========    =========

Proceeds  from  sales of securities available-for-
sale during 1996 were $1,993,633.  A gross gain of
$1,176 was recognized on those sales.  There  were
no  gross  losses realized on sales  during  1996.
The  related income tax provision on gains on  the
sales  of investment securities was $400 in  1996.
Proceeds  from  sales of securities available-for-
sale  during  1995  and 1994 were  $2,288,617  and
$1,223,182, respectively.  No gain or losses  were
recognized  on  sales  in 1995.   Gross  gains  of
$1,179 were realized on sales during 1994.   There
were  no  gross  losses realized on  sales  during
1994.   The related income tax provisions on gains
on the sales of investment securities was $400 in 1994.

Securities  with  an aggregate carrying  value  of
approximately   $35,329,518  and  $13,151,000   at
December 31, 1996 and 1995 were pledged to secure public funds on deposit and for other purposes required or permitted by law.

The   Bank   has   four   Aaa   rated   whole-loan
collateralized   mortgage  obligations   ("CMO's")
classified   as  available-for-sale   which   have
sequential  pay  structures  and  have   estimated
average lives of less than one to four years.



5. LOANS

The loan portfolio consisted of the following:



                                              December 31,
                                       __________________________

                                            1996           1995
     Commercial, financial and
       agricultural                     $28,100,137    $25,748,496
     Lease financing receivable           2,231,843      2,349,525
     Real estate - mortgage              36,302,817     27,895,794
     Real estate - construction           1,705,161      2,257,013
     Installment loans to individuals    26,369,119     20,586,821
     Other                                  119,432         40,956
                                        ___________    ___________
                                         94,828,509     78,878,605

     Less allowance for loan losses      (1,087,790)    (1,051,898)
                                        ___________    ___________
                                        $93,740,719    $77,826,707
                                        ===========    ===========


The Bank generally makes loans in its market areas
of Lafayette, Jefferson Davis, Iberia, St. Landry,
St.  Mary,  Calcasieu  and  St.  Martin  Parishes.
Loans  on  which the accrual of interest has  been
discontinued amounted to $523,855 and $387,453  at
December  31,  1996  and 1995,  respectively.   If
interest  on  those loans had been  accrued,  such
income  would  have approximated $79,000,  $42,000
and $25,000 for the years ended December 31, 1996, 1995 and 1994. Interest income on those loans, which is recorded only when received, amounted to $33,660, $16,808 and $8,385 for 1996, 1995 and
1994, respectively.

An analysis of the activity in the allowance for loan losses is as follows:


                                               Year Ended December 31,
                                   ____________________________________________
                                         1996           1995           1994
     Balance at beginning of year  $   1,051,898   $    873,934     $   824,329
     Provision for loan losses           674,500        225,000         210,000
     Addition of acquired reserve              -        115,093               -
     Recoveries                          257,051         91,481         165,730
     Loans charged off                  (895,659)      (253,610)       (326,125)
                                       _________      _________       _________

    Balance at end of year         $   1,087,790   $  1,051,898     $   873,934
                                       ==========     =========       =========


During the years ended December 31, 1996 and 1995,
approximately  $3,000 and $18,000  of  loans  were
transferred   to   other   real   estate    owned,
respectively.

As   of   December  31,  1996  and   1995,   loans
outstanding  to certain directors,  officers,  and
their   affiliates  were  $422,968  and  $512,103,
respectively.  In the opinion of  management,  all
transactions  entered into between  the  Bank  and
such related parties have been and are made in the
ordinary course of business, on the same terms and
conditions,   including   interest    rates    and
collateralization, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of activity with respect to these related party loans is as follows:


                                                 December 31,
                                        ___________________________
                                             1996           1995
     Beginning balance                  $   512,103     $   561,011
     New loans                              522,623         312,328
     Repayments                            (611,758)       (361,236)
                                          _________       _________
     Ending balance                     $   422,968     $   512,103
                                          =========       =========


At  December  31,  1996  and  1995,  the  recorded
investment  in  loans that are  considered  to  be
impaired  was $418,794 and $406,745, respectively.
The related reserves for these loans were $134,716
and  $140,000  at  December  31,  1996  and  1995,
respectively.  Interest income on those would have
approximated  $41,310  and $23,760  for  1996  and
1995,  respectively, if interest had been accrued.
Interest income recognized on those loans amounted
to   $32,960  and  $18,600  for  1996  and   1995,
respectively.

6. BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:


                                               December 31,
                                         _________________________
                                             1996          1995
     Buildings and improvements         $ 3,441,573    $ 2,643,069
     Furniture, fixtures and equipment    3,884,752      3,215,533
     Automobiles                            260,008        180,264
     Leasehold improvements                 633,977        385,521
     Construction-in-process                130,757         61,857
                                          8,351,067      6,486,244
                                         __________     __________
     Less accumulated depreciation
       and amortization                  (2,542,115)    (1,953,634)
                                         __________     __________
                                        $ 5,808,952    $ 4,532,610
                                         ==========     ==========


7. DEPOSITS

Deposits consisted of the following:


                                               December 31,
                                       __________________________
                                            1996          1995
     Non-interest bearing               $49,943,207    $40,471,206
     Savings and money market            32,695,085     27,526,736
     NOW accounts                        33,312,529     22,100,079
     Time deposits under $100,000        36,571,046     36,027,950
     Time deposits over $100,000         19,094,641     12,903,592
                                        ___________    ___________
                                       $171,616,508   $139,029,563
                                        ===========    ===========


The bank has no brokered deposits and there are no major concentrations of deposits.

8. NOTES PAYABLE

Notes payable consisted of the following:


                                               December 31,
                                         _________________________
                                             1996          1995
     Note payable to financial
       institutions                    $  1,050,097   $    463,197
     FHLB borrowings                        471,338        509,420
                                         __________     __________
                                       $  1,521,435   $    972,617
                                         ==========     ==========



The   note   payables  to  financial  institutions
consist  of  advances  against  lines  of   credit
established by the Company and the Finance Company and an automobile loan payable by the Finance
Company.

The line of credit of the Company of $2,500,000 is
dated  August 29, 1996.  At anytime prior to April
30,  1997, the Company may request advances up  to
but not exceeding an aggregate principal amount of
$2,500,000 at any one time outstanding.   Advances
under the line of credit bear interest at a variable rate equal to the prime commercial rate of interest as quoted by the Wall Street Journal and are payable in monthly installments based on an 84 month amortization of the principal amount of each advance. Advances totaling $784,522 at December 31, 1996 are due on October 15, 2003 and bear an interest rate of 8.25%. The Company has pledged all of the Bank's stock as collateral for the note and, as additional security, provided a life insurance policy on the President of the Company in the amount of $1,000,000.

The  line  of  credit  of the Finance  Company  of
$600,000  is  dated August 29, 1996.   At  anytime
prior  to April 30, 1997, the Finance Company  may
request  advances  up  to  but  not  exceeding  an
aggregate principal amount of $600,000 at any  one
time  outstanding.   Advances under  the  line  of
credit  bear interest at a variable rate equal  to
the financial institution's prime rate of interest
and  are  payable on April 30, 1997.  Interest  on
the  line  of credit is payable monthly.  Advances
totaled  $240,000 at December 31,1996 and bore  an
interest  rate of 8.25%.  The Finance Company  has
pledged (1) all its promissory notes, credit sales
agreements,  installment sales contracts,  chattel
paper,  negotiable paper or other written evidence
of indebtedness to the Finance Company; (2) all of
its  accounts  receivable; (3) all of  its  common
stock;  and  (4) a life insurance  policy  on  the
President   of  the  Company  in  the  amount   of
$300,000.

A  note payable on the Finance Company dated  June
5, 1996 bears interest at 4.80% and is due on June
5,  2000.   This  note payable is  payable  in  48
monthly  installments over the term of  the  loan.
The principal balance remaining on the note at December 31, 1996 was $25,575.

At  December  31,  1996, the Bank  had  four  FHLB
borrowings  outstanding.   These  borrowings  bear
interest  at  rates between 5.49% and  7.28%,  and
have  maturities from February 1999 to June  2001.
Monthly  principal  and interest  payments  ranges
from  approximately $350 on the smallest borrowing
to  approximately $4,710 on the largest borrowing,
with  balloon  payments  due  at  maturity.    The
borrowings are secured by a blanket floating  lien
on   approximately  $21,600,000  of   the   Bank's
mortgage loans.

Aggregate annual maturities on notes payable are as follows:



   1997                                                    $   381,977
   1998                                                        148,037
   1999                                                        275,459
   2000                                                        168,651
   2001                                                        300,813
   Thereafter                                                  246,498
                                                             _________
                                                            $1,521,435
                                                             =========


9. COMMITMENTS AND CONTINGENCIES

At December 31, 1996, future annual minimum rental
payments   due   under  noncancellable   operating
leases, primarily for land, are as follows:


 1997                                                         $  384,900
 1998                                                            385,950
 1999                                                            373,901
 2000                                                            371,715
 2001                                                            377,238
 Thereafter through 2058                                       5,917,882
                                                               _________
                                                              $7,811,586
                                                               =========

Minimum rental payments have not been reduced by minimum sublease rentals of approximately $60,000 due in the future under noncancellable subleases.

Rental expense under operating leases for 1996, 1995 and 1994 was $370,275, $266,558 and $230,756,
respectively. Sublease income amounted to $31,800 in 1996 and $31,800 in 1995.

The  Company and its subsidiaries are  parties  to
various  legal precedings arising in the  ordinary
course of business.  In the opinion of management,
the ultimate resolution of these legal proceedings
will  not  have a material adverse effect  on  the
Company's   financial  position  or   results   of
operations.

10. INCOME TAXES

Deferred income taxes reflect the net tax  effects
of  temporary  differences  between  the  carrying
amounts  of  assets and liabilities for  financial
reporting purposes and the amounts used for income
tax   purposes.   Significant  components  of  the
Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:


                                                  December 31,
                                          __________________________
                                               1996          1995
    Deferred tax assets:
     Unrealized loss on securities        $   24,180     $         -
     Writedowns of other real estate          60,152          58,971
     Allowance for possible loan
       losses                                166,382          16,113
     Other                                     6,212          12,791
                                           _________        ________
         Total deferred tax assets           256,926          87,875
                                           _________        ________

    Deferred tax liabilities:
     FHLB stock dividends                    (17,105)              -
     Depreciation                           (158,449)        (97,118)
     Unrealized gain on securities                 -         (91,619)
     Other                                   (88,411)       (156,251)
                                           _________        ________

         Total deferred tax liabilities     (263,965)       (344,988)
                                           _________        ________

      Net deferred tax liability           $  (7,039)     $ (257,113)
                                           =========        ========


Components of income tax expense are as follows:


                                              1996            1995         1994
     Current                               $ 551,561      $  464,178    $  254,000
     Deferred                               (134,275)         82,367       347,500
                                           _________      __________    __________
                                           $ 417,286      $  546,545    $  601,500
                                           =========      ==========    ==========



The provision for federal income taxes differs from the amount computed by applying the U.S.
Federal income tax statutory rate of 34% on income as follows:

                                                  Year Ended December 31,
                                           _______________________________________

                                              1996            1995          1994
  Taxes calculated at statutory rate       $ 562,287      $  607,973     $ 592,668
  Increase (decrease) resulting from:
     Tax-exempt interest                    (124,532)        (50,463)            -
     Other                                   (20,469)        (10,965)        8,832
                                           _________      __________     _________
                                           $ 417,286      $  546,545     $ 601,500
                                           =========      ==========     =========



11. EMPLOYEE BENEFITS

The  Company  sponsors a leveraged employee  stock
ownership  plan ("ESOP") that covers all employees
who  meet  minimum  age and service  requirements.
The Company makes annual contributions to the ESOP
in   amounts  as  determined  by  the   Board   of
Directors.   These contributions are used  to  pay
debt service and purchase additional shares.   The
ESOP  shares initially were pledged as  collateral
for  its debt.  As the debt is repaid, shares  are
released  from collateral and allocated to  active
employees, based on the proportion of debt service
paid  in  the year.  Prior to 1995, the ESOP  note
payable  was to a financial institution.   Because
the  source of the loan payments are contributions
received  by the ESOP from the Company, such  debt
is included in the Company's notes payable, with a
corresponding  reduction of stockholders'  equity.
During   1995,  the  ESOP  note  payable  to   the
financial  institution  was  paid  in  full   with
proceeds received from a loan from the Bank.   The
balance  of the ESOP note payable to the Bank  was
$30,836 at December 31, 1996.  In accordance  with
Statement   of   Position  93-6  ("SOP"),   shares
purchased  subsequent  to December  31,  1992  are
based  on the current market price of the  shares.
The   Company  has  elected  not  to   apply   the
provisions  of the SOP to shares purchased  on  or
before   December 31,  1992.   ESOP   compensation
expense  was $84,000, $78,000 and $60,000 for  the
years ended December 31, 1996, 1995 and 1994, respectively. The ESOP shares as of December 31, 1996 and 1995 were as follows:



                                                                1996       1995
     Allocated shares                                          123,936    116,221
     Shares released for allocation                              3,346      2,405
     Unreleased shares                                           4,087      5,828
                                                               _______    _______
     Total ESOP shares                                         131,369    124,454
                                                               =======    =======
   Fair value of unreleased shares at December 31,             $44,957    $67,226
                                                               =======    =======


During   1996,  the  Company  adopted  a  deferred
compensation  plan  for  certain  officers   which
qualifies   as   a   defined  contribution   plan.
Contributions to the plan are required only if "excess earnings," as defined, are achieved. The participants accrue benefits based only on the contributions made. During 1996, no contributions were required.

12. STOCKHOLDERS' EQUITY

On  July 31,  1995,  the  Company  issued  187,286
shares   of   Series   A  Cumulative   Convertible
Preferred  Shares with a stated value  of  $14.25.
The  Convertible Preferred Shares are  convertible
at  any  time  at  the option of the  holder  into
common  stock,  at  the rate of  1.777  shares  of
Common Stock for each Convertible Preferred Share.
On   or   after  July 31,  2000,  the  Convertible
Preferred  Shares are redeemable, in whole  or  in
part,  at the option of the Company at the  stated
value  of  $14.25.  The liquidation value  of  the
Convertible Preferred Stock is $14.25 plus accrued
dividends.  Dividends on the Convertible Preferred
Shares are determined each year on an annual rate,
fixed  on December 31 of each year for the ensuing
calendar year and was 6.51% at December 31,  1996.
The dividends are cumulative and payable quarterly
in  arrears.   Holders  of  Convertible  Preferred
Shares are not entitled to normal voting rights unless certain conditions exist.

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. In 1997, the Bank will have available to pay dividends to the Parent
Company, without regulatory approval approximately
$2,700,000, plus net retained income earned in 1997 prior to the dividend declaration date.

The  Company  had granted options to  certain  key
employees  to  purchase shares  of  the  Company's
common   stock   at  $5.36  per  share.    As   of
December 31, 1995, 4,000 of these options had been
exercised.  At December 31, 1996, all options  had
been  exercised.   The  Company  is  applying  APB
Opinion  No. 25  and  related  interpretations  in
accounting   for  stock  options.    All   options
exercisable  in 1996, 1995 and 1994  were  granted
before  1994  and were at or above  the  estimated
fair   market   value  at  the  date   of   grant.
Accordingly, no compensation expense has been recognized.

13.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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


                                                         Contract or Notional

                                                                 Amount
                                                    ____________________________
                                                          1996           1995
     Financial instruments whose contract
     amounts represent credit risk:
        Commitments to extend credit                  $11,694,027    $11,621,000
        Standby letters of credit                         575,331        704,000



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

Standby letters of credit and financial guarantees
are conditional commitments issued by the Bank  to
guarantee the performance of a customer to a third
party.    The  credit  risk  involved  in  issuing
letters of credit is essentially the same as that involved in extending loan facilities to its customers. Approximately 73% of these letters of credit were secured by marketable securities, cash on deposits or other assets at December 31, 1996.

14.  REGULATORY MATTERS

The  Company and the Bank are subject  to  various
regulatory  capital requirements  administered  by
the  federal  banking agencies.  Failure  to  meet
minimum  capital requirements can initiate certain
mandatory and         possibly          additional
discretionary actions  by  regulators   that,   if
undertaken, could have a direct material effect on
the  financial statements.  Under capital adequacy
guidelines,  the Company and the  Bank  must  meet
specific    capital   guidelines   that    involve
quantitative  measures of the assets,  liabilities
and  certain off-balance-sheet items as calculated
under   regulatory  accounting   practices.    The
capital   amounts  and  classification  are   also
subject to qualitative judgments by the regulators
about   components,  risk  weightings  and   other
factors.

Quantitative measures established by regulation to
ensure  capital adequacy require the  Company  and
the  Bank  to maintain minimum amounts and  ratios
(set forth in the table below) of total and Tier I
capital  (as defined in the regulations) to  risk-
weighted  assets  (as  defined),  and  of   Tier I
capital   (as  defined)  to  average  assets   (as
defined). Management believes, as of December 31, 1996, that all capital adequacy requirements to which it is subject have been met.

As   of   December 31,  1996,  the   most   recent
notification  from  the Federal Deposit  Insurance
Corporation   categorized   the   Bank   as   well
capitalized  under  the regulatory  framework  for
prompt  corrective action.  To be  categorized  as
well  capitalized  the Bank must maintain  minimum
total  risk-based,  Tier  I  risk-based,  Tier   I
leverage ratios as set forth in the table.   There
are   no   conditions   or   events   since   that
notification that management believes have changed the institution's category.

The   Company's  and  the  Bank's  actual  capital
amounts and ratios are also presented in the table.


                                                                                 To Be Well Capitalized
                                                              For Capital       Under Promput Corrective
                                       Actual              Adequacy Purposes        Action Provisions
                                ____________________     ___________________    ________________________
                                  Amount      Ratio        Amount      Ratio       Amount       Ratio
    As of December 31, 1996:
        Total capital to risk
          weighted assets:
            Company            $ 12,300,261   11.87%    $  8,291,529   8.00%     $ 10,364,411      N/A
            Bank                 12,632,795   12.25%       8,247,337   8.00%       10,309,171    10.00%
        Tier I capital to risk
          weighted assets:
            Company              11,212,471   10.82%       4,145,764   4.00%        6,218,647      N/A
            Bank                 11,558,155   11.21%       4,123,668   4.00%        6,185,503     6.00%
        Tier I to average assets:
            Company              11,212,471    6.30%       7,458,191   4.00%        8,893,673      N/A
            Bank                 11,558,155    6.52%       7,432,479   4.00%        8,864,453     5.00%
   As of December 31, 1995:
        Total capital to risk
          weighted assets:
            Company              10,976,261   12.98%       6,767,477   8.00%        8,459,347      N/A
            Bank                 11,322,696   13.38%       6,761,951   8.00%        8,452,487    10.00%
        Tier I capital to risk
          weighted assets:
            Company               9,924,363   11.73%       3,383,739   4.00%        5,075,608      N/A
            Bank                 10,270,798   12.14%       3,380,975   4.00%        5,071,463     6.00%
        Tier I to average assets:
            Company               9,924,363    6.74%       3,383,739   4.00%        7,357,306      N/A
          Bank                   10,270,798    6.99%       3,380,976   4.00%        7,343,618     5.00%


15.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to
estimate the fair value of each class of financial
instruments   for  which  it  is  practicable   to
estimate that value:
Cash, Due From Banks and Federal Funds Sold -  For
those  short-term instruments, the carrying amount
is a reasonable estimate of fair value.
Securities  -  For securities, fair  value  equals
quoted  market price, if available.  If  a  quoted
market  price  is  not available,  fair  value  is
estimated  using quoted market prices for  similar
securities.
Loans  -  The fair value of loans is estimated  by
discounting  the  future  cash  flows  using   the
current rates at which similar loans would be made
to  borrowers with similar credit ratings and  for
the same remaining maturities.
Deposits  -  The  fair value of  demand  deposits,
savings accounts and certain money market deposits
is  the  amount payable on demand at the reporting
date.     The   fair   value   of   fixed-maturity
certificates  of  deposit is estimated  using  the
rates  currently offered for deposits  of  similar
remaining maturities.
Long-Term   Bonds  and  Notes  -  Rates  currently
available  to  the Company for debt  with  similar
terms   and  remaining  maturities  are  used   to
estimate fair value of existing debt.
Commitments  -  The fair value of  commitments  to
extend credit was not significant.
The   estimated  fair  values  of  the   Company's
financial   instruments   are   as   follows    at
December 31, 1996 and 1995 (in thousands):



                                                  1996                          1995
                                        _________________________     _________________________
                                         Carrying        Fair           Carrying        Fair
                                          Amount         Value           Amount         Value
     Financial assets:
        Cash, due from banks
          and federal fund sold        $    25,415    $    25,415    $    26,098    $    26,098
        Securities available-for-sale       47,249         47,249         36,059         36,059
        Securities held-to-maturity          9,548          9,700          4,546          4,735
        Loans, net                          93,741         92,886         77,827         76,937

     Financial liabilities:
        Non-interest bearing deposits       49,943         49,943         40,471         40,471
        Interest bearing deposits          121,673        121,782         98,558         98,860
        Notes payable                        1,521          1,522            973            960




16.  SUPPLEMENTAL INFORMATION

The following is selected supplemental expense information for the years ended December 31, 1996, 1995 and 1994:


                              1996            1995          1994
     Professional fees   $   348,543    $    261,857   $   218,287
     FDIC assessments          2,000         106,414       209,508
     Marketing expenses      411,206         328,964       207,295
     Data processing         375,299         187,739       108,572
     Postage                 154,802         130,754       104,365
     Education and travel    159,500         103,563        91,896
     Printing and supplies   236,681         171,376       113,526
     Telephone               177,563         156,969        94,985


17.  SUBSEQUENT EVENT (UNAUDITED)

On  February  18,  1997, the  Board  of  Directors
approved  a  1997  Stock Incentive  Plan  for  key
employees  of the Company (including officers  and
directors    who    are   full-time    employees).
Incentives  may be granted under the Plan  in  the
form  of  (1)  incentive stock options;  (2)  non-
qualified  stock  options; (3) stock  appreciation
rights;  (4) restricted stock; and (5) performance
shares.   The Plan provides that a total of  eight
percent  of  the  outstanding  common  shares  are
authorized to be issued under the Plan.  The  Plan
is  subject  to  approval by the  shareholders  at
their   next   meeting.   If   approved   by   the
shareholders, the Company intends to apply APB No.
25 in accounting for the Stock Incentive Plan.



18.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth
Bancorp, Inc. (parent company only) follows:


              STATEMENTS OF CONDITION

                                                         December 31,
                                                   ________________________
                                                      1996         1995
ASSETS
     Cash and interest-bearing deposits in banks  $    52,305   $    90,235
     Other assets                                     197,315       228,143
     Investments in subsidiaries                   12,026,362    10,752,502
                                                   __________    __________
                                                  $12,275,982   $11,070,880
                                                  ===========    ==========
LIABILITIES & STOCKHOLDERS' EQUITY
     Liabilities:
        Note payable to a financial institution   $   784,522   $   463,197
        Note payable to Bank                           49,395        99,119
        Other liabilities                              81,894        95,000
                                                   __________    __________

            Total liabilities                         915,811       657,316
                                                   __________    __________

     Stockholders' Equity:
        Preferred stock                             2,450,373     2,668,826
        Common stock                                  136,491        96,794
        Additional paid-in-capital                  6,738,943     6,164,443
        ESOP obligation                               (30,836)      (54,157)
        Unrealized gains (losses) on securities
          available-for-sale, net of deferred
          taxes                                      (114,530)       98,950
        Retained earnings                           2,179,730     1,438,708

                                                   __________    __________
            Total stockholders' equity             11,360,171    10,413,564
                                                   __________    __________

                                                  $12,275,982   $11,070,880
                                                   ==========    ==========



STATEMENTS OF INCOME


                                            Years Ended December 31,
                                        _________________________________
                                           1996        1995        1994
     Revenue:
        Other income                   $    1,027  $    5,080  $    7,091
        Equity in undistributed
          income of subsidiaries        1,337,342   1,350,358   1,251,499
        Rental income                      31,800      31,800      31,800
                                        _________   _________   _________
                                        1,370,169   1,387,238   1,290,390
                                        _________   _________   _________

     Expenses:
       Interest on notes payable           50,249      55,884      56,906
       Professional fees                   64,737      68,169      76,951
       Other expenses                      75,299      89,575      71,591
                                        _________   _________   _________

                                          190,285     213,628     205,448
                                        _________   _________   _________

     Income before income taxes and
        cumulative effect of
        accounting change               1,179,884   1,173,610   1,084,942

     Income tax benefit                    56,614      68,000      56,699
                                        _________   _________   _________

     Net income                        $1,236,498  $1,241,610  $1,141,641
                                        =========   =========   =========




STATEMENTS OF CASH FLOWS

                                            Years Ended December 31,
                                       __________________________________
                                          1996        1995       1994
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                     $1,236,498  $1,241,610  $1,141,641
        Adjustments to reconcile
          net income to net cash
          provided by operating
          activities:
              Equity in undistributed
              earnings of subsidiaries (1,337,342) (1,350,358) (1,251,499)
              Dividends from Bank         150,000     220,524           -
              Tax benefit received
                from Bank                  58,197      12,899           -
              Change in other assets       30,828    (114,411)    135,058
              Change in other liabilites  (95,000)     95,000     (12,955)
                                       __________  __________  __________
                Net cash provided by
                  operating activities     43,181     105,264      12,245
                                       __________  __________  __________

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in the Finance
          Company                        (300,000)          -           -
        Purchase of investment securities       -           -    (120,946)
        Proceeds from maturities of
          investment securities                 -     120,946      98,042
                                       __________  __________  __________

            Net cash provided by
              (used in) investing
              activities                 (300,000)    120,946     (22,904)

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of common stock              166,097     124,833     100,312
        Payment of fractional shares
          resulting from stock dividend    (1,520)       (782)       (643)
        Exercise of stock warrants        171,450      28,561           -
        Payment of stock dividends       (412,030)    (57,676)          -
        Issuance of note payable to
          Bank, net of repayments               -      40,669           -
        Repayment of note payable
          to Bank                         (26,403)          -           -
        Issuance of note payable to
          other financial institutions,
            net of repayments             321,295           -           -
        Repayments of notes payable
          to other financial
          institutions                          -    (174,499)   (138,190)
        Cost incurred in connection
          with issuance of preferred
          stock                                 -    (120,524)          -
                                       __________  __________  __________

            Net cash (used in) provided
              by financing activities     218,889    (159,418)    (38,521)
                                       __________  __________  __________

     NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS          (37,930)     66,792     (49,180)

     CASH AND CASH EQUIVALENTS AT
       BEGINNING OF YEAR                   90,235      23,443      72,623
                                       __________  __________  __________

     CASH AND CASH EQUIVALENTS
       AT END OF YEAR                   $  52,305   $  90,235   $  23,443
                                       ==========  ==========  ==========


Independent Auditor's Report


To the Stockholders and Board of Directors
    of MidSouth Bancorp, Inc.
Lafayette, Louisiana

We have audited the accompanying consolidated statements of condition of MidSouth Bancorp, Inc.
and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended
December 31, 1996. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidSouth
Bancorp, Inc. and subsidiaries at December 31,
1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 7, 1997



Selected Quarterly Financial Data (unaudited)


                                      1996

                        ____________________________________


     (Dollars in
     thousands,
     except per
     share data)          IV       III        II        I
                      _________ _________ _________ _________
     Interest income     $3,366    $3,234    $3,061    $2,911
     Interest expense     1,218     1,185     1,108     1,030
                      _________ _________ _________ _________


     Net interest income  2,148     2,049     1,953     1,881
     Provision for
       possible credit
       losses               140       225       190       120
                      _________ _________ _________ _________

     Net interest income
       after provision
       for possible
       credit losses      2,008     1,824     1,763     1,761
     Noninterest income,
       excluding
       securities gains     570       562       563       442
     Net securities gains     -         1         -         -
     Noninterest expense  2,165     2,039     1,856     1,780
                      _________ _________ _________ _________

     Income before
       income tax expense   413       348       470       423
     Income tax expense      55        95       134       134
                      _________ _________ _________ _________

     Net income             358       253       336       289
     Preferred stock
       dividend
       requirement          (37)      (39)      (39)      (40)
                      _________ _________ _________ _________

     Income applicable
       to common
       shareholders        $321      $214      $297      $249
                      ========= ========= ========= =========
     Earnings per common
       share <FN1>
       Primary            $0.24     $0.16     $0.22     $0.20
       Fully diluted      $0.22     $0.15     $0.21     $0.18

     Market price of
       common stock
       High              $11.13    $10.75    $11.63    $11.72
       Low               $10.50    $10.25    $10.50    $11.25
       Close             $11.00    $10.63    $10.50    $11.44

     Average shares
       outstanding
       Primary        1,348,967 1,335,231 1,328,799 1,314,881
       Fully diluted  1,654,361 1,654,570 1,568,768 1,560,912


<FN1>  Earnings per share and other market data have
       been adjusted for a 5% stock dividend paid by the Company on February 18, 1994, a four for three stock split paid on September 15, 1995, and a four for three stock split paid on August 19, 1996. No effect has been given to outstanding common stock equivalents in the first and second quarters of 1995 as no material dilutive effect would result from the exercise of these items.



Selected Quarterly Financial Data (unaudited)

                                               1995

                                 ______________________________________


     (Dollars in thousands,
     except per share data)          IV       III        II        I
                                _________ _________ _________ _________

     Interest income               $2,849    $2,636    $2,213    $2,030
     Interest expense               1,011       908       708       598
                                _________ _________ _________ _________


     Net interest income            1,838     1,728     1,505     1,432
     Provision for possible
       credit losses                   75        60        35        55
                                _________ _________ _________ _________

     Net interest income after
       provision for possible
       credit losses                1,763     1,668     1,470     1,377
     Noninterest income,
        excluding securities
        gains                         423       413       389       358
     Net securities gains               -         -         -         -
     Noninterest expense            1,778     1,601     1,418     1,276
                                _________ _________ _________ _________

     Income before income
       tax expense                    408       480       441       459
     Income tax expense                90       154       142       161
                                _________ _________ _________ _________

     Net income                       318       326       299       298
     Preferred stock dividend
       requirement                    (38)        -         -         -
                                _________ _________ _________ _________

     Income applicable to
       common shareholders           $280      $326      $299      $298
                                ========= ========= ========= =========
     Earnings per common share <FN1>
        Primary                     $0.21     $0.25     $0.23     $0.23
        Fully diluted               $0.18     $0.22     $0.23     $0.23

     Market price of common stock
        High                       $14.81     $9.75     $6.84     $6.98
        Low                         $9.94     $6.56     $6.20     $6.14
        Close                      $11.54     $9.75     $6.62     $6.14

     Average shares outstanding
        Primary                 1,310,372 1,299,818 1,288,955 1,286,743
        Fully diluted           1,559,462 1,469,590 1,288,955 1,286,743


<FN1>  Earnings per share and other market data have
       been adjusted for a 5% stock dividend paid by the Company on February 18, 1994, a four for three stock split paid on September 15, 1995, and a four for three stock split paid on August 19, 1996. No effect has been given to outstanding common stock equivalents in the first and second quarters of 1995 as no material dilutive effect would result from the exercise of these items.




MIDSOUTH BANCORP, INC.
SECURITIES PORTFOLIO
MATURITIES AND AVERAGE YIELDS
for the Year Ended December 31, 1996
(in thousands)

                                                             After 1 but           After 5 but
                                       Within 1 Year        Within 5 Years        Within 10 Years   After 10 Years
SECURITIES AVAILABLE FOR SALE         Amount      Yield    Amount      Yield      Amount   Yield    Amount   Yield
   Total

_______________________________________________________________________________________
U.S. Treasury and U.S.
  Government Agency
   securities                $5,273   5.65%    $18,364     5.78%        $607    6.37%     $301   7.75%   24,545

Obligations of State and
  Political Subdivisions        114     9.77%          -                    86    5.00%       -             200

Mortgage-backed securities
  and CMOs                   10,259     6.65%      7,079     6.65%       1,957    6.65%      455   6.65%  19,750

Other securities                  -                    -                     -               822   5.00%     822

Mutual funds                  1,932     5.81%          -                     -                 -           1,932
                            _____________________________________________________________________________________

Total Fair Value            $17,578              $25,443                $2,650            $1,578         $47,249
                            =====================================================================================

HELD TO MATURITY

Obligations of State and
  Political Subdividsions        20     5.75%        440     6.45%        7815     7.76%   1,273   7.38%   9,548
                            ____________________________________________________________________________________
Total Amortized Cost            $20                 $440                $7,815            $1,273          $9,548
                            ====================================================================================



MIDSOUTH BANCORP, INC.
LOAN PORTFOLIO
LOAN MATURITIES AND SENSITIVITY TO INTEREST RATES for the Year Ended December 31, 1996

(in thousands)

                                        Loans at Stated Maturities                  Amounts Over One Year With

                                ____________________________________________   ___________________________________
                                1 Year      1 Year -      Over                          PredetermineFloating
                                or Less      5 Years     5 Years       Total         Rates       Rates       Total

                                ____________________________________________   ___________________________________
Commercial, Financial
     Industrial, Real Estate

     Mortgage and Real

     Estate - Construction      $19,394      $35,022     $11,693      $66,109       $24,434     $22,281     $46,715

Installment Loans to
    Individuals                   4,286       21,251         832      $26,369        21,580         503     $22,083


Lease Financing
    Receivables                      89        2,143           -       $2,232         2,143           -      $2,143

Other                               119            -           -         $119             -           -
 -
                                ____________________________________________   ___________________________________

TOTAL                           $23,888      $58,416     $12,525      $94,829       $48,157     $22,784     $70,941
                                =============================================  ====================================




MIDSOUTH BANCORP, INC.
SUMMARY OF
AVERAGE DEPOSITS
(in thousands)
                                        1996                     1995
                                AVERAGE      AVERAGE     AVERAGE      AVERAGE
                                AMOUNT        YIELD      AMOUNT        YIELD
                                _______       _______    _______       _______
Non-interest bearing            $40,633         0.00%    $31,354         0.00%
    Demand Deposits

Interest bearing Deposits
    Savings, NOW, MM             58,362         2.74%     40,180         2.60%

    Time Deposits                54,944         5.19%     41,489         4.98%
                                _______                  _______
Total                          $153,939         2.89%   $113,023         2.76%
                                =======                  =======





MATURITY SCHEDULE
TIME DEPOSITS OF
$100,000 OR MORE
(in thousands)

                                   1996        1995
                                  _______     _______
3 months or less                   $7,238      $4,539

3 months through 6 months           3,292       1,587

7 months through 12 months          4,969       4,231

over 12 months                      3,596       2,547
                                  _______     _______
Total                             $19,095     $12,904
                                  =======     =======


SUMMARY OF RETURN
ON EQUITY AND ASSETS

                                   1996        1995
                                  ________     ______
Return on Average Assets             0.65%       0.98%

Return on Average Common Equity     13.09%      14.84%

Dividend Payout Ratio
    on Common Stock                 31.58%      13.95%

Average Equity to
    Average Assets                   6.50%       6.58%


ITEM 8 - Changes in and Disagreements  with  Accountants  on
               Accounting and Financial Disclosure.

                  Not applicable.




                                         PART III

               ITEM  9  -  Directors,  Executive  Officers,  Promotors  and
               Control  Persons;  Compliance  with  Section  16(a)  of  the
               Exchange Act

               The information contained in Registrant's definitive proxy statement for its 1997 annual meeting of shareholders, is incorporated herein by reference in response to this Item. Information concerning executive officers is provided following Item 4.

               ITEM 10 - Executive Compensation

               The information contained in Registrant's definitive proxy statement for its 1997 annual meeting of shareholders is incorporated herein by reference in response to this Item.

               ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

               The information contained in Registrant's definitive proxy statement for its 1997 annual meeting of shareholders is incorporated herein by reference in response to this Item.

               ITEM 12 - Certain Relationships and Related Transactions

               The information contained in Registrant's definitive proxy statement for its 1997 annual meeting of shareholders is incorporated herein by reference in response to this Item.



               ITEM 13 - Exhibits and Reports on Form 8-K.


               Exhibits

               Exhibit No.    Description

               3.1            Amended and Restated Articles of
                              Incorporation of MidSouth Bancorp, Inc. are included as Exhibit 3.1 to MidSouth's Annual Report on Form 10-K for the Year Ended December 31, 1993, and is incorporated herein by reference.

               3.2 Articles of Amendment to Amended and Restated Articles of Incorporation dated July 19,1995 are included as Exhibit 4.2 to MidSouth's Registration Statement on Form S-8 filed September 20, 1995 and is incorporated herein by reference.

               3.3 Amended and Restated By-laws of MidSouth are included as Exhibit 3.2 to Amendment No. 1 to MidSouth's Registration Statement on Form S-4 (Reg. No. 33-58499) filed on June 1, 1995, and is incorporated herein by reference.

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

               10.7 Loan Agreements and Master Notes for lines of credit established for MidSouth Bancorp, Inc. and Financial Services of the South, Inc. by Whitney National Bank are included as Exhibit
                              10.7 of this filing.

               11             Computation of Earnings Per Share

               21             Subsidiaries of the Registrant

               27             Financial Data Schedule

               Reports on Form 8-K

                  None



               SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MIDSOUTH BANCORP, INC.



                                             By: /s/ C. R. Cloutier
                                                     C. R. Cloutier
                                         President and Chief Executive Officer

               Dated:  March 14, 1997

                    Pursuant to the requirements of the Securities Exchange
               Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    Signatures             Title                Date

                                      President, Chief
                  C. R. Cloutier     Executive Officer     March 14, 1997
                                        and Director

                                      Chief Financial
                  Karen L. Hail      Officer, Executive    March 14, 1997
                                      Vice President,
                                    Secretary/Treasurer
                                        and Director


                  Teri S. Stelly         Controller        March 14, 1997

                 J. B. Hargroder, M.D.    Director         March 14, 1997


                William M. Simmons        Director         March 14, 1997

                Will G. Charbonnet, Sr.   Director         March 14, 1997


               Clayton Paul Hilliard      Director         March 14, 1997


                 James R. Davis, Jr.      Director         March 14, 1997


            Milton B. Kidd, III., O.D.    Director         March 14, 1997