Form 10QSB
period 1997-03-31
MIDSOUTH BANCORP INC
filed 1997-05-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10QSB


          __X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended...................March 31, 1997


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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__NO _____

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Outstanding as of March 31, 1997

               Common stock, $.10 par value                       1,379,589
          Preferred stock, no par value, $14.25 stated value        171,656

                   Transitional Small Business Disclosure Format:

                               Yes _______     No ___X____

          PART 1 - FINANCIAL INFORMATION

               Item 1.  Financial Statements (Unaudited)           Page


                    Financial Highlights                            3


                    Statements of Condition - March  31, 1997 and   4
                          December 31, 1996

                    Statements of Income - Three Months
                         Ended March  31, 1997 and 1996
                         and Year Ended December 31, 1996           5

                    Statement of Stockholders' Equity - Three
                         Months Ended March 31, 1997                6

                    Statements of Cash Flows - Three Months
                         Ended March  31, 1997 and 1996             7

                    Notes to Financial Statements                   8

               Item 2.  Management's Discussion and Analysis or
                         Plan of Operation                          9

          PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K           14

               Signatures                                          15



MIDSOUTH BANCORP, INC.
FINANCIAL HIGHLIGHTS (UNAUDITED)

=================================================================================
                                             Three Months Ended       Year Ended
                                                  March 31,          December 31,
EARNINGS DATA                                1997         1996           1996
                                          _______________________________________
Net interest income                       $2,237,962   $1,881,064      $8,030,690
Provision for loan losses                    153,268      120,000         674,500
Other income                                 596,489      441,565       2,138,285
Other expense                              2,183,167    1,780,391       7,840,691
Income tax expense                           116,594      133,991         417,286
Net income                                   381,422      288,247       1,236,498
Preferred dividend requirement                39,807       39,720         155,421
Net income available to common
  shareholders                              $341,615     $248,527      $1,081,077
=================================================================================

PER COMMON SHARE DATA


Primary earnings per share                     $0.25        $0.19           $0.82
Fully diluted earnings per share               $0.23        $0.18           $0.76

Book value at end of period                    $6.43        $5.99           $6.53
Market price at end of period                 $11.13       $11.44          $11.00

Weighted average shares outstanding
  Primary                                  1,369,235    1,319,177       1,325,556
  Fully diluted                            1,674,096    1,641,976       1,630,950
=================================================================================

AVERAGE BALANCE SHEET DATA

Total assets                            $192,430,945 $154,884,821    $166,753,809
Earning assets                           173,353,447  139,500,730     150,848,685
Loans and leases                          96,580,282   79,412,878      85,517,231
Interest-bearing deposits                132,328,642  104,101,744     113,305,785
Total Deposits                           177,893,056  142,536,655     153,938,649
Common Stockholders' Equity                9,058,302    7,721,137       8,258,928
Total Stockholders' Equity                11,507,606   10,392,473      10,834,623
=================================================================================

SELECTED RATIOS

Return on average assets (annualized)           0.79%        0.74%           0.74%
Return on average common equity
  (annualized)                                 15.09%       12.88%          13.09%
Return on average total equity (annualized)    13.26%       11.09%          11.41%
Leverage capital ratio                          5.95%        6.60%           6.30%
Tier 1 risk-based capital ratio                10.42%       11.81%          10.82%
Total risk-based capital ratio                 11.45%       13.02%          11.87%
Allowance for loan losses as a %
  of total loans                                1.12%        1.30%           1.15%

=================================================================================



                                       4




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
_____________________________________________________________________________________________


                                                                 March 31,      December 31,
ASSETS                                                             1997             1996
                                                               ___________      ___________
Cash and due from banks                                        $13,700,519      $11,314,562
Federal funds sold                                              16,200,000       14,100,000
                                                               ___________      ___________

     Total cash and cash equivalents                            29,900,519       25,414,562

Interest bearing deposits in banks                                   6,742          406,798
Securities available-for-sale, at fair value (cost of
     $52,663,690 in March 1997 and $47,387,766 in
     December 1996)                                             52,200,635       47,249,059
Securities held-to-maturity (estimated market value of
     $13,399,471 in March 1997 and $9,700,307 in
     December 1996)                                             13,517,856        9,547,853
Loans, net of allowance for loan and lease losses of
     $1,126,358 in March 1997 and $1,087,790 in
     December 1996                                              99,326,599       93,740,719
Bank premises and equipment, net                                 6,116,972        5,808,952
Other real estate owned, net                                       146,552          180,270
Accrued interest receivable                                      1,449,423        1,386,596
Goodwill, net                                                      267,868          276,523
Other assets                                                     1,197,549        1,216,920
                                                               ___________      ___________

     Total assets                                             $204,130,715     $185,228,252
                                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                         $47,891,565      $49,943,207
  Interest bearing                                             142,055,176      121,673,301
                                                               ___________      ___________

     Total deposits                                            189,946,741      171,616,508

Securities sold under
     repurchase agreements                                         350,589          104,414
Accrued interest payable                                           440,113          397,259
Notes payable                                                    1,723,026        1,521,435
Other liabilities                                                  226,603          228,465
                                                               ___________      ___________

     Total liabilities                                         192,687,072      173,868,081
                                                               ___________      ___________

Commitments and contingencies                                            -                -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25 stated value -
     5,000,000 shares authorized, 171,656 and 171,956
     issued and outstanding on March 31, 1997 and
     December 31, 1996, respectively                             2,446,098        2,450,373
   Common stock, $.10 par value-
     5,000,000 shares authorized, 1,379,589 and 1,364,903
     issued and outstanding on March 31, 1997 and
     December 31, 1996, respectively                               137,959          136,491
   Surplus                                                       6,900,150        6,738,943
   Unearned ESOP shares                                           (150,000)         (30,836)
   Unrealized gains/losses on securities available-for
     -sale, net of deferred taxes of $133,300 in March
     1997 and $24,177 in December 1996                            (329,755)        (114,530)
   Retained earnings                                             2,439,191        2,179,730
                                                               ___________      ___________

     Total stockholders' equity                                 11,443,643       11,360,171
                                                               ___________      ___________

Total liabilities and stockholders' equity                    $204,130,715     $185,228,252
                                                               ===========      ===========




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
===============================================================================


                                      Three Months Ended           Year Ended
                                           March 31,              December 31,
                                    1997             1996             1996
                                 ___________________________      ____________
INTEREST INCOME:
Loans, including fees            $2,459,748       $2,037,428       $8,803,467
Securities                          891,021          676,228        3,140,270
Federal funds sold                  202,915          197,043          628,680
                                  _________        _________       __________
TOTAL                             3,553,684        2,910,699       12,572,417
                                  _________        _________       __________

INTEREST EXPENSE:
Interest on deposits              1,284,195        1,010,515        4,457,556
Interest on note payable             31,527           19,120           84,171
                                  _________        _________       __________

TOTAL                             1,315,722        1,029,635        4,541,727
                                  _________        _________       __________

NET INTEREST INCOME               2,237,962        1,881,064        8,030,690

PROVISION FOR LOAN LOSSES           153,268          120,000          674,500
                                  _________        _________       __________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES       2,084,694        1,761,064        7,356,190
                                  _________        _________       __________

OTHER OPERATING INCOME:
Service charges on deposits         438,214          323,196        1,489,211
Gains (losses) on securities, net         -                -            1,176
Other charges and fees              158,275          118,369          647,898
                                  _________        _________       __________

TOTAL OTHER INCOME                  596,489          441,565        2,138,285
                                  _________        _________       __________

OTHER EXPENSES:
Salaries and employee benefits    1,027,972          862,471        3,668,824
Occupancy expense                   505,524          393,436        1,524,396
Professional fees                    59,075           64,444          348,543
FDIC assessments                      4,412              500            2,000
Marketing expenses                  108,241           80,617          411,206
General and bond insurance           32,146           33,072          112,984
Data processing expenses             40,102           29,650          375,299
Postage                              48,888           34,337          154,802
Director fees                        24,975           26,273          102,294
Education and travel                 25,393           33,362          159,500
Printing and supplies                69,516           51,731          236,681
Telephone                            48,778           40,090          177,563
Expenses on other real estate
  owned, net                         36,872              173           10,969
Other                               151,273          130,235          555,630
                                  _________        _________       __________

TOTAL OTHER EXPENSES              2,183,167        1,780,391        7,840,691
                                  _________        _________       __________

INCOME BEFORE INCOME TAXES          498,016          422,238        1,653,784
PROVISION FOR INCOME TAXES          116,594          133,991          417,286
                                  _________        _________       __________

NET INCOME                         $381,422         $288,247       $1,236,498
PREFERRED DIVIDEND REQUIREMENT       39,807           39,720          155,421
                                  _________        _________       __________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                    $341,615         $248,527       $1,081,077
                                  =========        =========       ==========
Primary earnings per common share     $0.25            $0.19            $0.82
                                  =========        =========       ==========

Fully diluted earnings per
  common share                        $0.23            $0.18            $0.76
                                  =========        =========       ==========




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 1997 (UNAUDITED)


                                                                                                UNREALIZED
                                                                                              (GAINS) LOSSES
                                                                                               ON SECURITIES
                             PREFERRED STOCK         COMMON STOCK                    ESOP       AVAILABLE    RETAINED
                            SHARES      AMOUNT     SHARES     AMOUNT     SURPLUS   OBLIGATION    FOR SALE    EARNINGS      TOTAL
                           ____________________   ___________________   __________ __________  ____________  _________   __________
BALANCE,
  DECEMBER 31, 1996        171,956   $2,450,373   1,364,903  $136,491   $6,738,943  ($30,836)   ($114,530)  $2,179,730  $11,360,171

Issuance of common stock                             14,155     1,415      156,985                                          158,400
Dividends paid on common
  stock                                                                                                        (82,107)     (82,107)
Dividends paid on
  preferred stock                                                                                              (39,807)     (39,807)
Preferred stock conversion    (300)      (4,275)        531        53        4,222                                 (47)         (47)
Net income                                                                                                     381,422      381,422
ESOP obligation, net of
  repayments                                                                        (119,164)                              (119,164)
Net change in unrealized
  gain/loss on securities
  available-for-sale,
  net of tax                                                                        (215,225)                              (215,225)
                           _______    _________   _________  ________    _________  ________     ________    _________   __________
BALANCE,
  MARCH 31, 1997           171,656   $2,446,098   1,379,589  $137,959   $6,900,150 ($150,000)   ($329,755)  $2,439,191  $11,443,643
                           _______    _________   _________  ________    _________  ________     ________    _________   __________



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996

                                                         March 31,         March 31,

                                                           1997              1996
                                                         ________          ________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $381,422          $288,247
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                         197,155           147,054
    Provision for loan losses                             153,268           120,000
    Provision for deferred taxes                           40,116           (63,623)
    Premium amortization, net                              13,795            40,343
    Write-down of other real estate owned                  33,718                 -
    Change in accrued interest receivable                 (62,827)         (187,436)
    Change in accrued interest payable                     42,854            21,129
    Change in other liabilities                            56,024           182,207
    Change in other assets                                 30,493          (507,479)
                                                       __________        __________
NET CASH PROVIDED BY OPERATING ACTIVITIES                 886,018            40,442
                                                       __________        __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing
    deposits in banks                                     400,056           (81,891)
  Proceeds from maturities and calls of securities
    available-for-sale                                    682,993           658,812
  Purchases of securities held-to-maturity             (3,971,005)       (1,678,819)
  Purchases of securities available-for-sale           (5,971,710)      (11,332,346)
  Loan originations, net of repayments                 (5,858,312)       (1,632,806)
  Purchases of premises and equipment                    (496,520)         (167,984)
  Proceeds from sales of fixed assets                           -             9,000
                                                       __________        __________
NET CASH USED IN INVESTING ACTIVITIES                 (15,214,498)      (14,226,034)
                                                       __________        __________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                             18,330,233         7,897,978
  Net increase (decrease) in repurchase agreements        246,175          (109,259)
  Issuance of notes payable                               235,000                 -
  Repayments of notes payable                             (33,410)          (40,320)
  Proceeds from issuance of common stock                  158,400            40,488
  Payment of dividends                                   (121,914)          (58,074)
  Payment of fractional shares resulting from conversion
     preferred stock                                          (47)                -
  Proceeds from exercise of stock options                       -            29,565
                                                       __________        __________

NET CASH PROVIDED BY FINANCING ACTIVITIES              18,814,437         7,760,378
                                                       __________        __________

NET (INCREASE) DECREASE IN CASH & CASH EQUIVALENTS      4,485,957        (6,425,214)

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR           25,414,562        26,098,209
                                                       __________        __________

CASH & CASH EQUIVALENTS AT END OF QUARTER             $29,900,519       $19,672,995
                                                       ==========        ==========


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

       The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of March 31, 1997 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1996 annual report and Form 10-KSB.

       The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the activity in the allowance for loan and lease losses is as follows:

                                            Three Months Ended
                                                 March 31,
           (in thousands)                   1997          1996
                                          ______        ______
       Balance at beginning of year       $1,087        $1,052
         Provision for loan losses           153           120
         Recoveries                           62            43
         Loans charged off                  (176)         (168)
                                          ______        ______
       Balance at end of quarter          $1,126        $1,047
                                          ======        ======
3. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for MidSouth's 1997 fiscal year. Management is currently analyzing the impact of SFAS No. 128 on its earnings per share calculations.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Overview

          This review should be read in conjunction with MidSouth Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1996 annual consolidated financial statements, the notes thereto and the related Management's Discussion and Analysis.

          MidSouth reported net income of $381,422 for the first quarter of 1997, an increase of 32% over net income of $288,247 reported for the first quarter of 1996. Income available to common shareholders totaled $341,615 for the first quarter of 1997, compared to $248,527 for the first quarter of 1996. Primary earnings per share were $.25 and $.19 for the quarters ending March 31, 1997 and 1996, respectively. Fully diluted earnings per share were $.23 for the first quarter of 1997, compared to $.18 for the first quarter of 1996.

          Quarterly balance sheet comparison reflects strong loan and deposit growth as MidSouth continues to develop each branch market and focus on internal growth. Loans, net of Allowance for Loan and Lease Losses ("ALLL"), increased 25%, from $79.3 million in the first quarter of 1996 to $99.3 million in the first quarter of 1997. Deposits grew $43.0 million, or 29%, from $146.9 million at March 31, 1996 to $189.9 million at March 31, 1997. Of the $43.0 million increase, $7.3 million represented non-interest bearing deposits. As a result of loan and deposit growth, net interest income increased 19% from the first quarter of 1996 to the first quarter of 1997. Non-interest income increased $154,924 during the same period, primarily due to an increase in insufficient funds fees and service charges on deposit accounts. Additional increases were recorded in ATM fees, Visa debit card fees, and lease income from a third-party agreement with an investment advisory firm.

          The improvement in net interest income and non-interest income was partially offset by a 23% increase in non-interest expense resulting primarily from start-up and operational costs associated with a new Super 1 Foods in-store branch in Lafayette, two loan production offices and the finance company, Financial Services of the South, Inc. (the "Finance Company"). Offsetting revenues for the loan production offices are expected to improve as a significant volume of loans are expected to be funded for both offices during the second quarter of 1997. It is expected that the Finance Company operation will have little effect on second quarter earnings and should contribute to earnings in the third quarter of 1997.

          Provisions for loan and lease losses increased $33,268 from $120,000 in the first quarter 1996 to $153,268 in the first quarter 1997, primarily due to loan growth. Nonperforming loans as a percentage of total loans increased slightly from .46% in March of 1996 to .62% in March of 1997. The ALLL represents 181.24% of nonperforming loans as of March 31, 1997.

          Return on average common equity for the first quarter of 1997 was
          15.09%  and return on average  assets  was  .79%.   The  leverage
          capital ratio was 5.95% at the current quarter-end.

          Earnings Analysis

          Net Interest Income

          Net interest income totaled $2,237,962 for the first quarter of 1997, an increase of $356,898, or 19%, compared to the first quarter of 1996. The increase results from a significant volume increase in earning assets between the two quarters reviewed. Average earning assets totaled $173,353,447 at March 31, 1997 compared to $139,500,730 at March 31, 1996. This volume increase in earning assets offset a 5 basis point decline in the average yield on earning assets in addition to a $28.2 million volume increase and 6 basis point rate increase associated with interest-bearing liabilities.

          Despite increased net interest earnings, the net interest margin decreased 17 basis points, from 5.41% for the quarter ended March 31, 1996 to 5.24% for the current quarter-end. The decrease in the net interest margin resulted primarily from a slight shift in the mix of earning assets combined with a change in the deposit mix. For the first quarter of 1996, loans represented 57% of average earning assets. As of March 31, 1997, the percentage of loans to average earning assets fell to 56%. The average rate earned on loans increased 4 basis points, from 10.29% in the first quarter of 1996 to 10.33% in the first quarter of 1997. For the same period, the average rate earned on securities, including federal funds sold, decreased 5 basis points, from 5.83% to 5.78%.

          The change in the deposit mix reflects a higher volume of interest-bearing deposits to total deposits. Interest-bearing deposits averaged 74.4% of total deposits at March 31, 1997 compared to 73% at March 31, 1996. A significant increase in the average volume of NOW and Money Market deposits of $19.8 million in the same period reflects the impact of public funds on the deposit portfolio. The average rate paid on NOW and Money Market deposits increased 31 basis points, from 2.65% in the first quarter of 1996 to 2.96% in the first quarter of 1997. Decreases in the average rate paid on certificates of deposit, repurchase agreements and notes payable for the same period resulted in a net increase in the average rate paid on all interest-bearing liabilities of 6 basis points, from 3.92% in 1996 to 3.98% in 1997.

          Non-interest Income

          MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $115,018 for the first quarter of 1997 as compared to the first quarter of 1996. The increase resulted primarily from increases of $77,010 in insufficient funds fees and $37,600 in service charges and ATM fees earned on deposit accounts. Other non-interest income increased

          $39,906 in quarterly comparison primarily due to $21,300 in fees earned through the Finance Company, combined with increases of $4,818 in Visa debit card fees and $8,613 in lease income from a third-party agreement with an investment advisory firm.

          Non-interest Expense

          Non-interest expense increased 22.6% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The increase resulted primarily from start up and operational costs associated with the Super 1 Foods - Lafayette branch, two loan production offices and the Finance Company. Significant increases are reflected in salaries and employee benefits, occupancy, printing and supplies, and marketing expenses. Additionally, an increase of $36,699 was recorded in Expenses on Other Real Estate Owned ("OREO") which included $25,218 in losses on valuation of OREO and $8,500 in provisions for OREO losses.

          Salaries and employee benefits increased $165,501 in quarterly comparison due to an increase in the number of full time equivalent ("FTE") employees from 116 to 132. Additional employees were hired during 1996 to staff the Super 1 Foods - Lafayette branch, the loan production offices and the Finance Company.

          Occupancy expenses increased $112,088 in the three month period ending March 31, 1997 as compared to the same period of 1996. MidSouth's additional banking locations contributed $105,200 to the increase and the Finance Company's two locations contributed $16,888.

          Marketing and promotional expenses increased in quarterly comparisons due to expenses related to production costs associated with a market awareness promotion and other loan and deposit promotions.

          MidSouth recorded $4,412 in FDIC assessment fees for the three months ended March 31, 1997 due to assessments required by the Deposit Act of 1996. In September of 1996 the Deposit Act of 1996 was enacted to assure payment of the Financing Corporation's ("FICO") bond obligations. In 1996, prior to the FICO requirement, MidSouth was required to remit minimal fees of $500.00 per quarter based on its risk classification of "well capitalized".

          Balance Sheet Analysis

          MidSouth ended the first quarter of 1997 with consolidated assets of $204,130,715, an increase of 10.2% over the $185,228,252 reported for December 31, 1996. Deposits increased during the first quarter of 1997 by $18.3 million, funding a $5.6 million growth in the loan portfolio and a $8.9 million growth in the securities portfolio. Of the $18.3 million increase in deposits, approximately $8.5 million is associated with a public funds contract expiring July 31, 1997. The remaining $9.8 million increase in deposits represents additional commercial demand and money market deposits and certificates of deposit.

          MidSouth's two loan production offices opened in 1996 contributed greatly to loan growth in the first quarter of 1997. Loan fundings in the first quarter of 1997 for the Morgan City and Lake Charles loan production offices totaled $1.2 million and $2.2 million, respectively. These fundings contributed to an increase in the commercial and real estate loan portfolios, while the consumer portfolio reflected little change. In addition, the direct leasing program introduced in 1996 recorded increases of $487,114 for the quarter ending March 31, 1997.

          Securities available-for-sale increased $5.0 million, from $47.2 million at December 31, 1996 to $52.2 million at March 31, 1997. The increase reflects purchases of $6.0 million in U. S. Treasury securities partially offset by a decrease of $324,348 in the market value of the securities available-for-sale. Additionally, $682,993 in principal paydowns were received on mortgage-backed securities during the first quarter of 1997. Unrealized losses in the securities available-for-sale portfolio, net of unrealized gains and tax effect, were $329,755 at March 31, 1997, compared to a net unrealized gain of $114,530 at December 31, 1996. These amounts result from interest rate fluctuations and do not represent permanent impairment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity. Tax-free municipal securities totaling $4.0 million were purchased for the held-to-maturity portfolio during the first quarter of 1997.

          Capital Ratios

          As of March 31, 1997, MidSouth's leverage ratio was 5.95% as compared to 6.30% at December 31, 1996. Tier 1 capital to risk-weighted assets was 10.42% and total capital to risk-weighted assets was 11.45% at the end of the first quarter of 1997. At year-end 1996, Tier 1 capital to risk-weighted assets was 10.82% and total capital to risk-weighted assets was 11.87%.

          Nonperforming Assets and Past Due Loans

          Table   1   summarizes   MidSouth's  nonaccrual,  past  due   and
          restructured loans and nonperforming assets.

          Nonperforming assets were $768,023 as of March 31, 1997, an increase of $53,883 from the $714,140 reported for December 31, 1996 and an increase of $208,919 from the $559,104 reported for March 31, 1996. No significant changes occurred in the first quarter of 1997. The increase of $208, 919 in comparison to the first quarter of 1996 resulted from the addition of one commercial credit in September of 1996. The credit represents a pool of automobile loans for which the initial servicer discontinued processing payments on the pool. Subsequently, a new service provider continued payments on the pool and MidSouth has experienced no loss in payments to date.

          Loans past due 90 days or more decreased from $366,246 in March 1996 to $338,294 in December 1996 and to $239,767 as of March 31,
          1997.

          Specific reserves have been established in the ALLL to cover potential losses on nonperforming assets. The ALLL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,126,358 in the reserve as of March 31, 1997 is sufficient to cover potential losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.


                                 TABLE 1
                        Nonperforming Assets and
                         Loans Past Due 90 Days




                             March 31,    December 31,   March 31,
                               1997          1996          1996


Nonperforming loans
   Nonaccrual loans           $620,618      $523,020      $367,636
   Restructured loans              853           835           943
                               _______       _______       _______
Total nonperforming loans      621,471       523,855       368,579

Other real estate owned, net   146,552       180,270       183,608
Other assets repossessed             -        10,015         6,917
                               _______       _______       _______

Total nonperforming assets    $768,023      $714,140      $559,104
                               =======       =======       =======

Loans past due 90 days
or more and still accruing    $239,767      $338,294      $366,246

Nonperforming loans as a
% of total loans                 0.62%         0.55%         0.46%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                      0.76%         0.75%         0.69%

ALLL as a % of nonperforming
  loans                        181.24%       207.65%       283.98%
====================================================================


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

          10.6 Agreement and Plan of Merger between MidSouth Bancorp, Inc. and MidSouth National Bank and Sugarland Bancshares, Inc. and Sugarland
                         State Bank is included as Exhibit 10.5 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference

          10.7 Loan Agreements and Master Notes for lines of credit established for MidSouth Bancorp, Inc.
                         and Financial Services of the South, Inc. by Whitney National Bank are included as Exhibit 10.7 to the Company's annual report on Form 10-KSB for the year ended December 31, 1996, and is incorporated herein by reference.

          11             Computation of earnings per share

          (b)  Reports Filed on Form 8-K

                    (none)

          Signatures

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MidSouth Bancorp, Inc.
                                        (Registrant)

          Date:  May 14, 1997

                                        ___________________________
                                        C. R. Cloutier, President & CEO


                                        ______________________________
                                        Karen L. Hail, Executive Vice
                                        President & CFO


                                        __________________________________
                                        Teri S. Stelly, Vice President &
                                        Controller