Form 10QSB
period 1997-06-30
MIDSOUTH BANCORP INC
filed 1997-08-15
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10QSB


          __X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended.....................June 30, 1997


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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES __X__NO _____

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Outstanding as of July 31, 1997

               Common stock, $.10 par value       1,554,717*
          Preferred stock, no par value, $14.25 stated value   171,656

          * as adjusted for a 12.5% stock dividend payable on August 27, 1997 to shareholders of record August 6, 1997


                   Transitional Small Business Disclosure Format:
                               Yes _______     No  __X__

          PART 1 - FINANCIAL INFORMATION

               Item 1.  Financial Statements (Unaudited)                  Page

                    Financial Highlights                                   3

                    Statements of Condition - June 30, 1997 and
                          December 31, 1996                                4

                    Statements of Income - Three and Six Months Ended
                         June 30, 1997 and 1996                            5

                    Statement of Stockholders' Equity - Six Months
                          Ended June 30, 1997                              6

                    Statements of Cash Flows - Six Months Ended
                         June 30, 1997 and 1996                            7

                    Notes to Financial Statements                          8

               Item 2.  Management's Discussion and Analysis or
                         Plan of Operation                                 9

          PART II - OTHER INFORMATION

               Item 4.  Submission of Matters to a Vote of
                          Security Holders                               16

               Item 6.  Exhibits and Reports on Form 8-K                 17

               Signatures                                                18


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)
______________________________________________________________________________________________


                                             Three Months Ended         Six Months Ended
                                                 June 30,                    June 30,
EARNINGS DATA                               1997         1996           1997         1996
                                          ____________________________________________________

Net interest income                       $2,430,987   $1,953,049     $4,668,949   $3,834,113
Provision for loan losses                    209,332      190,000        362,600      310,000
Other income                                 814,171      563,275      1,410,660    1,004,840
Other expense                              2,368,565    1,856,421      4,551,732    3,636,812
Income tax expense                           184,750      133,490        301,344      267,481
Net income                                   482,511      336,413        863,933      624,660
Preferred dividend requirement                39,946       39,133         79,753       78,853
Net income available to common
  shareholders                              $442,565     $297,280       $784,180     $545,807
==============================================================================================

PER COMMON SHARE DATA

Primary earnings per share                     $0.28        $0.20          $0.51        $0.37
Fully diluted earnings per share               $0.25        $0.18          $0.46        $0.34

Book value at end of period                    $6.16        $5.25          $6.16        $5.25
Market price at end of period                 $12.89        $9.34         $12.89        $9.34

Weighted average shares outstanding
   Primary                                 1,553,923    1,501,545      1,547,985    1,494,191
   Fully diluted                           1,906,817    1,860,877      1,896,029    1,853,523
==============================================================================================

AVERAGE BALANCE SHEET DATA

Total assets                            $205,894,127 $163,166,466   $198,940,158 $158,991,376
Earning assets                           185,878,244  147,619,153    179,680,868  143,560,405
Loans and leases                         106,759,581   83,006,087    101,739,790   81,209,483
Interest-bearing deposits                143,677,505  110,755,512    138,034,371  107,428,628
Total deposits                           190,730,243  150,725,423    184,349,417  146,626,600
Common stockholders' equity                9,446,536    8,143,791      9,270,020    7,987,598
Total stockholders' equity                11,892,634   10,727,237     11,717,721   10,604,641
==============================================================================================

SELECTED RATIOS

Return on average assets (annualized)           0.86%        0.73%          0.79%        0.69%
Return on average common equity (annualized)   18.79%       14.64%         17.06%       13.70%
Return on average total equity ( annualized)   14.93%       11.12%         13.50%       10.32%
Leverage capital ratio                          5.79%        6.64%          5.79%        6.64%
Tier 1 risk-based capital ratio                 9.85%       11.83%          9.85%       11.83%
Total risk-based capital ratio                 10.95%       12.99%         10.95%       12.99%
Allowance for loan losses as a %
  of total loans                                1.16%        1.24%          1.16%        1.24%
==============================================================================================

PERIOD ENDING BALANCE SHEET DATA           6/30/97     6/30/96       Net Change    % Change

Total assets                            $212,617,670 $169,340,543    $43,277,127        25.56%
Earning assets                           189,611,750  153,528,979     36,082,771        23.50%
Loans and leases                         114,379,507   85,441,751     28,937,756        33.87%
Interest-bearing deposits                144,797,535  115,308,059     29,489,476        25.57%
Total deposits                           195,081,301  157,448,003     37,633,298        23.90%
Common stockholders' equity                9,573,596    7,825,251      1,748,345        22.34%
Total stockholders' equity                12,019,694   10,386,774      1,632,920        15.72%
==============================================================================================



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
___________________________________________________________________________________________________________


                                                                              June 30,         December 31,
ASSETS                                                                          1997                1996
                                                                             ___________        ___________

Cash and due from banks                                                      $14,081,776        $11,314,562
Federal funds sold                                                                     -         14,100,000
                                                                             ___________        ___________

     Total cash and cash equivalents                                          14,081,776         25,414,562

Interest bearing deposits in banks                                               171,236            406,798
Securities available-for-sale, at fair value (cost of $58,138,592
     in June 1997 and $47,387,766 in December 1996)                           57,936,992         47,249,059
Securities held-to-maturity (estimated market value of $17,535,184
     in June 1997 and $9,700,307 in December 1996)                            17,124,015          9,547,853
Loans, net of allowance for loan and lease losses of
     $1,331,951 in June 1997 and $1,087,790 in December 1996                 113,047,556         93,740,719
Bank premises and equipment, net                                               6,841,218          5,808,952
Other real estate owned, net                                                     146,552            180,270
Accrued interest receivable                                                    1,660,153          1,386,596
Goodwill, net                                                                    259,212            276,523
Other assets                                                                   1,348,960          1,216,920
                                                                             ___________        ___________

     Total assets                                                           $212,617,670       $185,228,252
                                                                             ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                                       $50,283,766        $49,943,207
  Interest bearing                                                           144,797,535        121,673,301
                                                                             ___________        ___________

     Total deposits                                                          195,081,301        171,616,508

Securities sold under repurchase agreements
     and federal funds purchased                                               2,297,324            104,414
Accrued interest payable                                                         471,343            397,259
Notes payable                                                                  2,533,240          1,521,435
Other liabilities                                                                214,768            228,465
                                                                             ___________        ___________

     Total liabilities                                                       200,597,976        173,868,081
                                                                             ___________        ___________

Commitments and contingencies                                                          -                  -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25 stated value - 5,000,000 shares authorized,
    171,656 and 171,956 issued and outstanding on June 30, 1997 and
    December 31, 1996, respectively                                            2,446,098          2,450,373
   Common stock, $.10 par value-
     5,000,000 shares authorized, 1,554,263 and 1,537,649
     issued and outstanding on June 30, 1997 and
     December 31, 1996, respectively                                             138,152            136,491
   Surplus                                                                     6,921,558          6,738,943
   Unearned ESOP shares                                                         (145,832)           (30,836)
   Unrealized gains/losses on securities available-for-sale, net of deferred
     taxes of $62,450 in June 1997 and $24,177 in December 1996                 (139,150)          (114,530)
   Retained earnings                                                           2,798,868          2,179,730
                                                                             ___________        ___________

     Total stockholders' equity                                               12,019,694         11,360,171
                                                                             ___________        ___________

Total liabilities and stockholders' equity                                  $212,617,670       $185,228,252
                                                                             ===========        ===========



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
______________________________________________________________________________________________


                                       Three Months Ended               Six Months Ended
                                           June 30,                         June 30,
                                    1997             1996             1997             1996
                                 ___________________________       ___________________________
INTEREST INCOME:
Loans, including fees            $2,756,657       $2,129,466       $5,216,405       $4,166,894
Securities and interest-bearing     990,571          782,181        1,881,592        1,458,409
Federal funds sold                  145,355          149,300          348,270          346,343
                                 __________       __________       __________       __________

TOTAL                             3,892,583        3,060,947        7,446,267        5,971,646
                                 __________       __________       __________       __________

INTEREST EXPENSE:
Interest on deposits              1,418,057        1,087,514        2,702,252        2,098,029
Interest on notes payable            43,539           20,384           75,066           39,504
                                 __________       __________       __________       __________

TOTAL                             1,461,596        1,107,898        2,777,318        2,137,533
                                 __________       __________       __________       __________

NET INTEREST INCOME               2,430,987        1,953,049        4,668,949        3,834,113

PROVISION FOR LOAN LOSSES           209,332          190,000          362,600          310,000
                                 __________       __________       __________       __________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES       2,221,655        1,763,049        4,306,349        3,524,113
                                 __________       __________       __________       __________

OTHER OPERATING INCOME:
Service charges on deposits         522,862          364,170          961,076          687,370
Gain on sales of securities, net     85,355                -           85,355                -
Other charges and fees              205,954          199,105          364,229          317,470
                                 __________       __________       __________       __________

TOTAL OTHER INCOME                  814,171          563,275        1,410,660        1,004,840
                                 __________       __________       __________       __________

OTHER EXPENSES:
Salaries and employee benefits    1,126,065          879,388        2,154,037        1,741,859
Occupancy expense                   534,910          421,490        1,040,434          814,927
Professional fees                    89,683           75,158          148,758          139,602
FDIC assessments                      5,283            1,000            9,695            1,500
Marketing expenses                  115,010           78,821          223,251          159,438
General and bond insurance           37,733           32,515           69,879           65,587
Data processing expenses             35,748           35,413           75,850           65,063
Postage                              57,585           35,832          106,473           70,169
Director fees                        26,309           22,732           51,284           49,005
Education and travel                 36,916           44,128           62,309           77,490
Printing and supplies                73,852           56,165          143,368          107,896
Telephone                            50,987           44,970           99,765           85,060
Expenses on other real estate ow      2,727            1,640           39,599            1,813
Other                               175,757          127,169          327,030          257,403
                                 __________       __________       __________       __________

TOTAL OTHER EXPENSES              2,368,565        1,856,421        4,551,732        3,636,812
                                 __________       __________       __________       __________

NET INCOME BEFORE INCOME TAXES      667,261          469,903        1,165,277          892,141
PROVISION FOR INCOME TAXES          184,750          133,490          301,344          267,481
                                 __________       __________       __________       __________

NET INCOME                         $482,511         $336,413         $863,933         $624,660
                                 __________       __________       __________       __________

PREFERRED DIVIDEND REQUIREMENT       39,946           39,133           79,753           78,853
                                 __________       __________       __________       __________

INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                     $442,565         $297,280         $784,180         $545,807
                                 ==========       ==========       ==========       ==========

EARNINGS PER COMMON SHARE:
  PRIMARY                             $0.28            $0.20            $0.51            $0.37
                                 ==========       ==========       ==========       ==========

  FULLY DILUTED                       $0.25            $0.18            $0.46            $0.34
                                 ==========       ==========       ==========       ==========


                                                           5



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)
_________________________________________________________________________________________________________________________________
                                                                                                UNREALIZED
                                                                                              (GAINS) LOSSES
                                                                                               ON SECURITIES
                           PREFERRED STOCK           COMMON STOCK                     ESOP      AVAILABLE-   RETAINED
                          SHARES      AMOUNT     SHARES      AMOUNT       SURPLUS   OBLIGATION   OR-SALE     EARNINGS     TOTAL
                          ____________________   ___________________    __________  _________________________________  __________

BALANCE,
  DECEMBER 31, 1996       171,956   $2,450,373   1,364,903  $136,491    $6,738,943  ($30,836)  ($114,530)  $2,179,730  $11,360,171

Issuance of common stock                            16,083     1,608       178,393                                         180,001
Dividends paid on common
  stock                                                                                                      (164,995)    (164,995)
Dividends paid on
Preferred stock                                                                                               (79,753)     (79,753)
Preferred stock
  conversion                 (300)      (4,275)        531        53         4,222                                (47)         (47)
Net income                                                                                                    863,933      863,933
ESOP obligation, net of
  repayments                                                                                    (114,996)                 (114,996)
Net change in unrealized
  gain/loss on securities
  available-for-sale,
  net of tax                                                                                     (24,620)                  (24,620)
                         ________   __________   _________  ________    __________  ________   _________   __________  ___________
BALANCE,
  JUNE 30, 1997           171,656   $2,446,098   1,381,517  $138,152    $6,921,558 ($145,832)  ($139,150)  $2,798,868  $12,019,604
                         ========   ==========   =========  ========    ==========  ========   =========   ==========  ===========

                                                         6





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1997 and 1996
_____________________________________________________________________________________

                                                         June 30,          June 30,

                                                          1997              1996
                                                        _________         _________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $863,933          $624,660
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                         408,807           300,871
    Provision for loan losses                             362,600           310,000
    Provision for deferred taxes                           40,116           (83,733)
    Premium amortization, net                             (20,449)           81,747
    Net (gain) loss on sales of securities                (85,356)                -
    Net (gain) loss on sale of fixed assets                     -           (22,650)
    Net (gain) loss on sale of other real estate owned          -              (163)
    Write-down of other real estate owned                  33,718                 -
    Change in accrued interest receivable                (273,557)         (207,490)
    Change in accrued interest payable                     74,084            74,845
    Change in other liabilities                            35,030           131,464
    Change in other assets                               (182,613)         (743,050)
                                                      ___________       ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES               1,256,313           466,501
                                                      ___________       ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits    235,562          (268,144)
  Proceeds from maturities and calls of securities
  available-for-sale                                    1,343,689         1,790,367
  Proceeds from sales of securities available-for-sale  8,494,338                 -
  Purchases of securities held-to-maturity             (8,737,947)       (3,006,069)
  Purchases of securities available-for-sale          (19,321,260)      (12,426,113)
  Loan originations, net of repayments                (19,784,433)       (6,876,754)
  Purchases of premises and equipment                  (1,423,762)         (799,213)
  Proceeds from sale of other real estate owned                 -             3,500
  Proceeds from sales of fixed assets                           -           149,758
                                                      ___________       ___________

NET CASH USED IN INVESTING ACTIVITIES                 (39,193,813)      (21,432,668)
                                                      ___________       ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                             23,464,793        18,418,440
  Net increase (decrease) in repurchase
    agreements and federal funds purchased              2,192,910          (108,542)
  Issuance of notes payable                             2,564,210                 -
  Repayments of notes payable                          (1,552,405)          (81,558)
  Proceeds from issuance of common stock                  180,001            78,979
  Payment of dividends                                   (244,748)         (116,931)
  Payment of fractional shares resulting from
     conversion preferred stock                               (47)                -
  Proceeds from exercise of stock options                       -            97,657
                                                      ___________       ___________
NET CASH PROVIDED BY FINANCING ACTIVITIES              26,604,714        18,288,045
                                                      ___________       ___________

NET DECREASE IN CASH & CASH EQUIVALENTS               (11,332,786)       (2,678,122)

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR           25,414,562        26,098,209
                                                      ___________       ___________

CASH & CASH EQUIVALENTS AT END OF QUARTER             $14,081,776       $23,420,087
                                                      ===========       ===========


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

       The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of June 30, 1997 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1996 annual report and Form 10-KSB.

       The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

       An analysis of the activity in the allowance for loan and lease losses is as follows:

                                            Six Months Ended
                                                 June 30,
(in thousands)                              1997          1996
                                          ______        ______

       Balance at beginning of year       $1,087        $1,052
         Provision for loan losses           363           310
         Recoveries                          163            80
         Loans charged off                  (281)         (379)
                                          ______        ______
       Balance at end of quarter          $1,332        $1,063
                                          ======        ======

3.  NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128,
     " Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for financial statements issued for periods ending after December 15, 1997. Basic and diluted earnings per shares, as computed under SFAS No. 128, would have been $.28 and $.25, respectively, for the three months ended June 30, 1997. For the six months ended June 30, 1997, basic earnings per share would have been $.51 and diluted earnings per share would have been $.46.


4.  NOTES PAYABLE

     On June 23, 1997, MidSouth refinanced its $2.5 million line of credit with another finanical institution, paying out existing borrowings of $833,355 and receiving advances of $1,385,024 under the new line of credit. At any time prior to June 30, 2007, MidSouth may request advances up to but not exceeding an aggregate principal amunt of $2,500,000 at any one time outstanding. Advances under the line of credit bear interest at a variable rate equal to the prime commercial rate of interest quoted in the "Money Rates" section of the Wall Street Journal minus fifty basis points (0.50%). The current rate is 8.00%. Interest under the note is due and payable quarterly in arrears on the last day of each quarter beginning September 30, 1997. Beginning June 30, 1999, principal payments in the amount of 11.11% of the loan balance on June 30, 1999 are due and payable in eight consecutive annual installments on June 30 of each succeeding calendar year. The entire outstanding balance of the loan is due and payable in a ninth and final installment on June 30, 2007.

     The Finance Company paid out borrowings of $600,000 against its line of credit on June 23, 1997 with $675,000 in advances against a new $1,200,000 line of credit. Advances under the new line of credit bear interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus twenty five basis point (0.25%). The current rate is 8.75%. Interest on the line is payable monthly, with principal due at maturity on May 1, 1998.

5.  STOCK DIVIDEND

     On July 16, 1997, the Board of Directors declared a 12.5% stock dividend payable on August 27, 1997 to shareholders of record on August 6, 1997. All per share an weighted average share data have been restated to reflect this stock dividend.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 OR PLAN OF OPERTION

          This review should be read in conjunction with MidSouth Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1996 annual consolidated financial statements, the notes thereto and the related Management's Discussion and Analysis.

          All per share data has been adjusted for a 12.5% common stock dividend payable on August 27, 1997 to common shareholders of record on August 6, 1997.

          MidSouth reported net income for the second quarter of 1997 of $482,511, representing a 43% increase over net income for the second quarter of 1996 of $336,413. Income available to common shareholders totaled $442,565 for the second quarter of 1997 compared to $297,280 for the second quarter of 1996. Primary earnings per share were $.28 and $.18 for the quarters ending June 30, 1997 and 1996, respectively. Fully diluted earnings per share was $.25 for the second quarter of 1997 compared to $.20 for the second quarter of 1996. Year-to-date earnings totaled $863,933 at June 30, 1997 compared to $624,660 at June 30, 1996.
          Net income available to common shareholders for the six months ending June 30, 1997 totaled $784,180 compared to $545,807 for the same period in 1996. Primary earnings per common share were $.51 and $.37 for the two six month periods ending June 30, 1997 and 1996, respectively. Fully diluted year-to-date earnings per share was $.46 at June 30, 1997 and $.34 at June 30, 1996.

          A bustling Acadiana economy stimulated a second quarter of strong growth for MidSouth in the current year. Increased business activity and low unemployment have boosted loan demand and deposit account balances. Loans, net of Allowance for Loan and Lease Losses ("ALLL"), increased 33%, or $28.6 million, from $84.4 million in the second quarter of 1996 to $113.0 million in the second quarter of 1997. Deposits grew 24%, or $37.7 million, from $157.4 million at June 30, 1996 to $195.1 million at June 30, 1997. Net interest income increased 24% in quarterly comparison and 22% in year-to-date comparison primarily due to increased loan volume. A significant quarterly increase of 45% and year-to-date increase of 40% was recorded in non-interest income primarily due to service charges on deposit accounts and net gains of $85,355 on sales of securities.

          The combined increases in net interest income and non-interest income more than offset a 27% quarterly and 25% year-to-date increase in non-interest expenses for 1997 as compared to 1996. Operational costs associated with the expansion of MidSouth's market presence over the past 24 months continued to impact earnings, but, significant loan fundings in the first half of 1997 improved offsetting revenues for most of the new markets.

          Provisions for loan and lease losses increased $19,332 for the quarter and $52,600 for the six months ending June 30, 1997 as compared to the same periods in 1996, primarily due to loan growth. Nonperforming loans as a percentage of total loans was .45% for the current quarter ending compared to .43% for the second quarter of 1996. The ALLL represents 256.80% of nonperforming loans as of June 30, 1997.

          MidSouth ended the second quarter of 1997 with total assets of $212,617,670, an increase of 14.8% over the $185,228,252 reported at year-end 1996 and an increase of 25.6% over the $169,340,543 reported at the end of the second quarter of 1996. As of June 30, 1997, MidSouth's annualized return on average common equity was 17.06% and annualized return on average assets was .79% The leverage capital ratio was 5.79% at the current quarter-end.

          Earnings Analysis

          Net Interest Income

          Average earning assets increased 25.3%, or $36.2 million, from $143.5 million for the six months ending June 30, 1996 to $179.7 million for the six months ending June 30, 1997. The earning asset mix remained relatively unchanged in six month comparison, with 56.6% in loans and 43.4% in securities and federal funds sold. A review of the quarterly average earnings asset mix reflects a slight increase in the percentage attributable to loans to 57.4% of total earning assets as of June 30, 1997. These changes in the earning asset mix resulted in increased interest income of $831,636 in quarterly comparison and $1,474,621 in six month comparison.

          Volume increases in interest bearing deposits yielded most of the $353,698 quarterly increase and $639,785 year-to-date increase in interest expense. Additionally, the percentage of average interest bearing deposits to average total deposits increased in both quarterly and six month comparisons, reflective of a high volume of interest bearing public fund deposits. For both the three and six month periods ending June 30, 1997, 75.3% of total average deposits were interest bearing and 24.7% were non-interest bearing. An increase in the amount of notes payable contributed to the increase in interest expense for the three and six month periods ending June 30, 1997. MidSouth borrowed an additional $500,000 in the second quarter of 1997 for a capital injection in its bank subsidiary, MidSouth National Bank (the "Bank"). The Finance Company borrowed an additional $435,000 in the same period for loan fundings.

          The net effect of changes in the volume and mix of earning assets and interest bearing liabilities was increased net interest income of $477,938 in quarterly comparison and $834,836 in year-to-date comparison. Slight changes in yields on earning assets and rates paid on interest bearing liabilities had little impact on net interest income for the three and six month periods reviewed. The net yield on average earning assets fell 12 basis points, from 5.36% for the six month period ending June 30, 1996, to 5.24% for the six month period ending June 30, 1997.

          Non-interest Income

          MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $158,692 for the quarter and $273,706 for the six months ending June 30, 1997 as compared to the same periods in 1996. The increases result primarily from additional insufficient funds fees and fees earned on deposit accounts added in the past twelve months.

          Excluding a one-time gain of $22,650 on the sale of fixed assets in the second quarter of 1996, other non-interest income increased $29,499 and $69,409 in quarterly and year-to-date comparisons, respectively. Increases were recorded the second quarter of 1997 in income from the sale of credit life insurance, lease income from Royal Alliance (a third party investment company), and VISA debit card income. The increase in year-to-date comparisons resulted primarily from non-interest income of $48,207 recognized by the Finance Company for the six months ended June 30, 1997.

          Non-interest Expense

          Non-interest expense increased 27.6% for the three months and 25.2% for the six months ended June 30, 1997 as compared to the same periods ended June 30, 1996. The increase resulted primarily from start up and operational costs associated with new office facilities and promotions to expand MidSouth's market presence. Specifically, increases were recorded in salaries and employee benefits, occupancy expenses, marketing expenses, postage, and printing and supplies. Additionally, a quarterly increase was recorded in professional fees primarily due to fees associated with MidSouth's stock transfer services and legal fees associated with a stock option incentive plan and a dividend reinvestment plan.

          Salaries and employee benefits increased due to the addition of the Morgan City Office and Lake Charles Office staffs and an increase in incentive compensation. The number of full-time equivalent ("FTE") employees increased by 8 from 125 in June 1996 to 133 in June 1997.

          Occupancy expense increased in the three and six month periods ending June 30, 1997 as compared to the same periods of 1996 due to increases in building lease expense, depreciation and maintenance expenses associated with furniture and equipment, fuel and maintenance of bank autos and ad valorem taxes. These increases result primarily from the Super 1 Lafayette and Morgan City offices added in 1996 and early 1997 and the loan production office opened in Lake Charles in the fourth quarter of 1996. Marketing and promotional expenses increased due to the introduction of MidSouth to these new markets and to quality service programs and special loan and deposit promotions.

          Balance Sheet Analysis

          MidSouth ended the second quarter of 1997 with consolidated assets of $212,617,670, an increase of 14.8% over the $185,228,252 reported for December 31, 1996. Deposits increased over the six months ended June 30, 1997 by $23.5 million. Substantially all of this increase, combined with $16.1 million in federal funds and $9.8 million in cash flows from sales and maturities of securities, funded $19.6 million in loan growth and the purchase of $28.1 million in securities.

          Of the $23.5 million increase in deposits, approximately $13 million is associated with a public funds contract that expired July 31, 1997. Total funds on deposit under the contract amount to approximately $28 million. Management expects the majority of these funds to be withdrawn by August 31, 1997. Borrowing lines with correspondent banks and the Federal Home Loan Bank of Dallas, Texas are available if needed to cover the withdrawal of these funds. Additional increases were recorded in commercial demand and money market deposits and certificates of deposit due to favorable economic conditions and increased business activity throughout MidSouth's market.

          Loan growth experienced in the first six months of 1997 was primarily in the commercial, agricultural and real estate portfolios. The Bank's new Morgan City Office and Lake Charles Loan Production Office contributed $2.7 million and $6.2 million, respectively, to the $19.6 million growth in loans during this period. A direct leasing program introduced in the third quarter of 1996 recorded an increase of $1.3 million for the same period.

          Securities available-for-sale increased $10.7 million, from $47.2 million at December 31, 1996 to $57.9 million at June 30, 1997. The net increase reflects purchases of $19.2 million in U. S. Treasury and mortgage-backed securities and liquidation of approximately $7.5 million in adjustable rate mortgage-backed securities and a $1.0 million mutual fund investment as part of a repositioning of the portfolio. Net gains recorded with the sales totaled $85,355. Tax-free municipal securities totaling $8.7 million were purchased for the held-to-maturity portfolio during the six months ended June 30, 1997. Additionally, $1.3 million in maturities and principal paydowns were received on mortgage-backed securities during the first six months of 1997. Unrealized losses in the securities available-for-sale portfolio, net of unrealized gains and tax effect, were $139,150 at June 30, 1997, compared to a net unrealized loss of $114,530 at December 31, 1996. These amounts result from interest rate fluctuations and do not represent permanent impairment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

          Notes payable to financial institutions increased $1.0 million from December 31, 1996 to June 30, 1997. On June 23, 1997, MidSouth refinanced its $2.5 million line of credit with another financial institution, paying out existing borrowings of $833,355 and receiving advances of $1,385,024 under the new line of credit. At any time prior to June 30, 2007, MidSouth may request advances up to but not exceeding an aggregate principal amount $2,500,000 at any one time outstanding. Advances under the line of credit bear interest at a variable rate equal to the prime commercial rate of interest quoted in the "Money Rates" section of the Wall Street Journal minus fifty basis points (0.50%). The current rate is 8.00%. Interest under the note is due and payable quarterly in arrears on the last day of each quarter beginning September 30, 1997. Beginning June 30, 1999, principal payments in the amount of 11.11% of the amount of the loan balance on June 30, 1999 ares due and payable in eight consecutive annual installments on June 30 of each succeeding calendar year. The entire outstanding balance of the loan is due and payable in a ninth and final installment on Jun 30, 2007. The additional $500,000 advanced under the line was injucted into the capital of the Bank.

          Additionally, the Finance Company paid out borrowings of $600,000 against its line of credit on June 23, 1997 with $675,000 in advances against a new $1,200,000 line of credit. Advances under the line of credit bear interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus twenty five basis points (0.25%). The current rate is 8.75%. Interest on the line is payable monthly, with principal due at maturity on May 1, 1998.

          Capital Ratios

          As of June 30, 1997, MidSouth's leverage ratio was 5.79% as compared to 6.30% at December 31, 1996. Tier 1 capital to risk-weighted assets was 9.85% and total capital to risk-weighted assets was 10.95% at the end of the second quarter of 1997. At year-end 1996, Tier 1 capital to risk-weighted assets was 10.82% and total capital to risk-weighted assets was 11.87%.


          Nonperforming Assets and Past Due Loans

          Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.

                                   TABLE 1
                          Nonperforming Assets and
                           Loans Past Due 90 Days

          ===============================================================
                                        June 30,  December 31,  June 30,

                                          1997        1996       1996
          ===============================================================

          Nonperforming loans

             Nonaccrual loans           $518,675   $523,020    $362,537

             Restructured loans                -        835         853
                                       ________________________________


          Total nonperforming loans      518,675    523,855     363,390


          Other real estate owned, net   146,552    180,270     180,270

          Other assets repossessed        26,040     10,015       6,718
                                       ________________________________

          Total nonperforming assets    $691,267   $714,140    $550,378
                                       ================================

          Loans past due 90 days
          or more and still accruing     $59,675   $448,281    $338,294


          Nonperforming  loans as a
          % of total loans                   .45%      0.55%       0.43%
          Nonperforming loans as a
          % of total loans, other
          real estate owned and
          other assets repossessed          0.60%      0.75%       0.64%


          ALLL as a % of
          nonperforming loans             256.80%    207.65%     292.50%


           Nonperforming assets were $691,267 as of June 30, 1997, a decrease of $22,873 from the $714,140 reported for December 31, 1996 and an increase of $140,889 from the $550,378 reported for June 30, 1996. No significant changes occurred during the first six months of 1997. The increase of $140,889 resulted primarily from the addition of one commercial credit in September 1996 that represents a pool of automobile loans. The initial service provider had discontinued processing payments on the pool, which resulted in placement of the credit on nonaccrual. Subsequently, a new service provider continued payments on the pool and MidSouth has experienced no loss in payments to date.

           Loans past due 90 days or more decreased from $448,281 in June 1996 to $338,294 in December 1996 and to $59,675 as of June 30,
           1997.

           Specific reserves have been established in the ALLL to cover potential losses on nonperforming assets. The ALLL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,331,951 in the reserve as of June 30, 1997 is sufficient to cover potential losses in nonperforming assets and in the loan and lease portfolios. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

          Item 4.  Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders of MidSouth Bancorp, Inc. held May 14, 1997 at 2:00 p.m., the following Class 1 Directors were elected and MidSouth's Stock Incentive Plan was approved.

          The following provides information as to the votes:

       Election of Directors   For   Withheld  Abstentions   Broker Non-Votes


      C. R. Cloutier          1,118,921                        257,537

      J.B. Hargroder          1,119,581                        257,537

      William M. Simmons      1,118,921                        257,537


                               For     Against   Abstentions Broker Non-Votes


      1997 MidSouth Stock
      Incentive Plan            957,495  14,846      11,797    395,451

          Item 6.  Exhibits and Reports on Form 8-K                 Page 17

          (a) Exhibits

          Exihibit NumberDocument Description

           3.1 Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. is included as Exhibit 3.1 to the MidSouth's Report on Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference.

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

          10.6 MidSouth Bancorp, Inc.'s 1997 Stock Incentive Plan is included as Exhibit 4.5 to MidSouth's definitive Proxy Statement filed April 11, 1997, and is incorporated herein by reference.

          10.7           Notes Payable

          11             Computation of earnings per share



               (b)  Reports Filed on Form 8-K

                    (none)




          Signatures



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MidSouth Bancorp, Inc.
                                        (Registrant)

          Date:  August 13, 1997

                                        ___________________________
                                        C. R. Cloutier, President & CEO


                                        ____________________________
                                        Karen L. Hail, Executive Vice
                                        President & CFO


                                        __________________________________
                                        Teri S. Stelly, Senior Vice
                                        President & Controller