Form 10QSB
period 1997-09-30
MIDSOUTH BANCORP INC
filed 1997-11-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10QSB


          __X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended........September 30, 1997


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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES __X__NO _____

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Outstanding as of October 31, 1997

               Common stock, $.10 par value                     1,578,943
          Preferred stock, no par value, $14.25 stated value      161,456

                   Transitional Small Business Disclosure Format:
                               Yes _______     No    X

          PART 1 - FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements (Unaudited)      Page

                    Financial Highlights                                 3

                    Statements of Condition - September 30, 1997 and
                          December 31, 1996                              4

                    Statements of Income - Three and Nine Months Ended
                         September 30, 1997 and 1996                     5

                    Statement of Stockholders' Equity - Nine Months
                          Ended September 30, 1997                       6

                    Statements of Cash Flows - Nine Months Ended
                         September 30, 1997 and 1996                     7

                    Notes to Financial Statements                        8

           Item 2.  Management's Discussion and Analysis or
                         Plan of Operation                               9

          PART II - OTHER INFORMATION


           Item 6.  Exhibits and Reports on Form 8-K                    16

               Signatures                                               17



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)

______________________________________________________________________________________________________


                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
EARNINGS DATA                                   1997           1996            1997          1996
                                             _________________________________________________________
Net interest income                         $2,516,952     $2,049,089      $7,185,901     $5,883,202
Provision for loan losses                      241,700        224,804         604,300        534,804
Non-interest income                            735,354        563,384       2,146,014      1,568,224
Non-interest expense                         2,474,093      2,039,381       7,025,825      5,676,193
Provision for income tax                       127,220         95,280         428,564        362,761
Net income                                     409,293        253,008       1,273,226        877,668
Preferred dividend requirement                  37,442         39,133         117,195        117,986
Income available to common shareholders       $371,851       $213,875      $1,156,031       $759,682
______________________________________________________________________________________________________

PER COMMON SHARE DATA

Primary earnings per share                       $0.23          $0.14           $0.74          $0.51
Fully diluted earnings per share                 $0.21          $0.14           $0.67          $0.47

Book value at end of period                      $6.45          $5.43           $6.45          $5.43
Market price at end of period                   $16.25          $9.45          $16.25          $9.45
Weighted average shares outstanding
   Primary                                   1,595,916      1,511,138       1,565,926      1,498,436
   Fully diluted                             1,930,918      1,870,470       1,913,192      1,857,768
______________________________________________________________________________________________________

AVERAGE BALANCE SHEET DATA

Total assets                              $210,869,856   $170,715,583    $202,954,632   $162,927,970
Earning assets                             190,599,040    155,060,362     183,360,010    147,421,704
Loans and leases                           118,824,135     87,516,401     107,496,909     83,327,134
Interest-bearing deposits                  142,509,715    116,531,168     139,542,546    110,484,955
Total deposits                             191,343,608    157,828,297     186,703,236    150,387,753
Common stockholders' equity                  9,931,230      8,298,866       9,431,211      8,110,061
Total stockholders' equity                  12,340,991     10,860,389      11,866,265     10,690,515
______________________________________________________________________________________________________

SELECTED RATIOS

Return on average assets (annualized)             0.70%          0.50%           0.76%          0.62%
Return on average common equity (annuali         14.85%         10.22%          16.39%         12.48%
Return on average total equity ( annuali         11.95%          7.81%          13.03%          9.47%
Leverage capital ratio                            5.78%          6.35%           5.78%          6.35%
Tier 1 risk-based capital ratio                   9.36%         11.53%           9.36%         11.53%
Total risk-based capital ratio                   10.39%         12.65%          10.39%         12.65%
Allowance for loan losses as a %
  of total loans                                  1.08%          1.19%           1.08%          1.19%
______________________________________________________________________________________________________

PERIOD ENDING BALANCE SHEET DATA            9/30/97        9/30/96        Net Change     % Change

Total assets                              $206,518,858   $171,781,165     $34,737,693          20.22%
Earning assets                             185,192,383    155,035,051     $30,157,332          19.45%
Loans and leases                           124,386,058     88,164,439     $36,221,619          41.08%
Interest-bearing deposits                  134,357,623    119,113,869     $15,243,754          12.80%
Total deposits                             181,475,290    159,130,877     $22,344,413          14.04%
Common stockholders' equity                 10,153,951      8,164,701      $1,989,250          24.36%
Total stockholders' equity                  12,454,699     10,726,224      $1,728,475          16.11%
______________________________________________________________________________________________________

All per share and shares outstanding data have been adjusted to reflect a 12.5% stock dividend payable on August 27, 1997 to common shareholders of record on August 6, 1997.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
________________________________________________________________________________

                                                     September 30,  December 31,
ASSETS                                                  1997            1996
                                                     ___________    ___________

Cash and due from banks                              $12,164,721    $11,314,562
Federal funds sold                                       400,000     14,100,000
                                                     ___________    ___________

     Total cash and cash equivalents                  12,564,721     14,100,000

Interest bearing deposits in banks                        93,046        406,798
Securities available-for-sale, at fair
  value (cost of $43,339,142 in September 1997
  and $47,387,766 in December 1996)                   43,360,187     47,249,059
Securities held-to-maturity (estimated
  market value of $17,554,695 in September 1997
  and $9,700,307 in December 1996)                    16,953,092     93,740,719
  123,046,154   9,547,853
Loans, net of allowance for loan and lease
  losses of $1,339,904 in September 1997
  and $1,087,790 in December 1996                    123,046,154     93,740,719
Bank premises and equipment, net                       6,835,182      5,808,952
Other real estate owned, net                             146,552        180,270
Accrued interest receivable                            1,784,837      1,386,596
Goodwill, net                                            250,558        276,523
Other assets                                           1,484,529      1,216,920
                                                     ___________    ___________

     Total assets                                   $206,518,858   $185,228,252
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                               $47,117,667    $49,943,207
  Interest bearing                                   134,357,623    121,673,301
                                                     ___________    ___________

     Total deposits                                  181,475,290    171,616,508

Securities sold under repurchase agreements
  and federal funds purchased                          3,677,516        104,414
Other borrowed funds                                   5,000,000              -
Accrued interest payable                                 493,101        397,259
Notes payable                                          2,981,108      1,521,435
Other liabilities                                        437,144        228,465
                                                     ___________    ___________

     Total liabilities                               194,064,159    173,868,081
                                                     ___________    ___________

Commitments and contingencies                                -              -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25
    stated value - 5,000,000 shares authorized,
    161,456 and 171,956 issued and outstanding
    on September 30, 1997 and December 31, 1996,
    respectively                                       2,300,748      2,450,373
   Common stock, $.10 par value-
    5,000,000 shares authorized, 1,574,674 and
    1,537,649 issued and outstanding on
    September 30, 1997 and December 31, 1996,
    respectively                                         157,468        136,491
   Surplus                                             9,803,782      6,738,943
   Unearned ESOP shares                                 (141,398)       (30,836)
   Unrealized gains/losses on securities
    available-for-sale, net of deferred
    taxes of $12,630 in September 1997
    and $24,177 in December 1996                           8,415       (114,530)
   Retained earnings                                     325,684      2,179,730
                                                     ___________    ___________

     Total stockholders' equity                       12,454,699     11,360,171
                                                     ___________    ___________

     Total liabilities and stockholders' equity     $206,518,858   $185,228,252
                                                     ===========    ===========


                                                4







MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
___________________________________________________________________________________________________


                                       Three Months Ended                 Nine Months Ended
                                          September 30,                      September 30,
                                     1997              1996             1997             1996
                                   ___________________________       ___________________________

INTEREST INCOME:
Loans, including fees              $3,108,931       $2,266,637       $8,325,336       $6,433,531
Securities                            989,118          821,922        2,870,710        2,280,331
Federal funds sold                     14,382          145,912          362,652          492,255
                                    _________        _________       __________        _________
TOTAL                               4,112,431        3,234,471       11,558,698        9,206,117
                                    _________        _________       __________        _________

INTEREST EXPENSE:
Deposits                            1,487,968        1,164,349        4,190,220        3,260,277
Repurchase agreements and
  federal funds purchased              28,466            1,070           32,785            3,171
Other borrowed funds                   18,968                -           18,968                -
Notes payable                          60,077           19,963          130,824           59,467
                                    _________        _________       __________        _________

TOTAL                               1,595,479        1,185,382        4,372,797        3,322,915
                                    _________        _________       __________        _________

NET INTEREST INCOME                 2,516,952        2,049,089        7,185,901        5,883,202

PROVISION FOR LOAN LOSSES             241,700          224,804          604,300          534,804
                                    _________        _________       __________        _________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES         2,275,252        1,824,285        6,581,601        5,348,398
                                    _________        _________       __________        _________

NON-INTEREST INCOME:
Service charges on deposit accou      553,168          387,599        1,514,244        1,086,610
Gains on sales of securities, ne         (176)           1,175           85,179            1,175
Other charges and fees                182,362          174,610          546,591          480,439
                                    _________        _________       __________        _________

TOTAL NON-INTEREST INCOME             735,354          563,384        2,146,014        1,568,224
                                    _________        _________       __________        _________

NON-INTEREST EXPENSE:
Salaries and employee benefits      1,202,047          964,538        3,356,084        2,706,397
Occupancy expense                     561,181          413,796        1,601,615        1,228,722
Professional fees                      86,942           94,511          235,700          234,113
FDIC assessments                        5,702              500           15,397            2,000
Marketing expenses                    135,250          106,362          358,501          265,800
General and bond insurance             32,283           56,098          102,162          121,685
Data processing expenses               36,351           39,729          112,201          104,792
Postage                                58,060           41,295          164,533          111,464
Director fees                          26,666           24,967           77,950           73,972
Education and travel                   30,523           34,959           92,832          112,449
Printing and supplies                  70,153           60,962          213,521          168,858
Telephone                              52,014           45,902          151,779          130,962
Expenses on other real estate ow        7,876            4,606           47,475            6,419
Other                                 169,045          151,156          496,075          408,560
                                    _________        _________       __________        _________

TOTAL NON-INTEREST EXPENSE          2,474,093        2,039,381        7,025,825        5,676,193
                                    _________        _________       __________        _________

NET INCOME BEFORE INCOME TAXES        536,513          348,288        1,701,790        1,240,429
PROVISION FOR INCOME TAXES            127,220           95,280          428,564          362,761
                                    _________        _________       __________        _________

NET INCOME                           $409,293         $253,008       $1,273,226         $877,668
                                    _________        _________       __________        _________

PREFERRED DIVIDEND
  REQUIREMENT                         $37,442          $39,133         $117,195         $117,986
                                    _________        _________       __________        _________

INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                       $371,851         $213,875       $1,156,031         $759,682
                                    =========        =========       ==========        =========
EARNINGS PER COMMON SHARE:
  PRIMARY                               $0.23            $0.14            $0.74            $0.51
                                    =========        =========       ==========        =========

  FULLY DILUTED                         $0.21            $0.14            $0.67            $0.47
                                    =========        =========       ==========        =========



See notes to consolidated financial statements.                  5







MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)

__________________________________________________________________________________________________________________________________
                                                                                                UNREALIZED
                                                                                                 (GAINS)
                                                                                                LOSSES ON
                                                                                                SECURITIES
                           PREFERRED STOCK            COMMON STOCK                    ESOP      AVAILABLE   RETAINED
                          SHARES      AMOUNT        SHARES    AMOUNT     SURPLUS   OBLIGATION   FOR-SALE    EARNINGS     TOTAL
                          ____________________    ____________________  __________ __________________________________  ___________
BALANCE,
  DECEMBER 31, 1996       171,956   $2,450,373    1,364,903   $136,491  $6,738,943  ($30,836)  ($114,530)  $2,179,730  $11,360,171

Issuance of common on
 stock                                               16,617      1,661     186,218                                         187,879
Dividends paid on common
  stock                                                                                                      (259,473)    (259,473)
Dividends paid on
 preferred stock                                                                                             (117,195)    (117,195)
Stock dividend on common
   stock                                            174,496     17,450   2,730,862                         (2,750,557)      (2,245)
Preferred stock
 conversion               (10,500)    (149,625)      18,658      1,866     147,759                                (47)         (47)
Net income                                                                                                  1,273,226    1,273,226
ESOP obligation, net of
 repayments                                                                         (110,562)                             (110,562)
Net change in unrealized
 gain/loss on securities
 available-for-sale, net
 of tax                                                                                          122,945                   122,945
                         ________    _________    _________   ________   _________  ________   _________    _________   __________
BALANCE,
 SEPTEMBER 30, 1997       161,456   $2,300,748    1,574,574   $157,468  $9,803,782 ($141,398)     $8,415   $  325,684  $12,454,699
                         ========    =========    =========   ========   =========  ========   =========    =========   ==========


                                                                            6


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
__________________________________________________________________________________________________

                                                              September 30,        September 30,
                                                                   1997                 1996
                                                              ____________         ____________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                      $1,273,226            $ 877,668
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                                    628,701              470,497
  Provision for loan losses                                        604,300              534,804
  Provision for deferred taxes                                      40,116             (157,422)
  Premium amortization, net                                       (164,224)             127,065
  Net (gain) loss on sales of securities                           (85,180)             (22,129)
  Net (gain) loss on sale of other real estate owned                     -                 (163)
  Write-down of other real estate owned                             33,718                    -
  Change in accrued interest receivable                           (398,241)            (379,284)
  Change in accrued interest payable                                95,842               77,868
  Change in other liabilities                                      182,326              200,482
  Change in other assets                                          (318,179)            (767,091)
                                                              ____________         ____________

NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,892,405              962,295
                                                              ____________         ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease (increase) in interest-bearing deposits in banks     313,752             (177,166)
 Proceeds from maturities and calls of securities available-
   for-sale                                                     16,932,739            3,814,768
 Proceeds from sales of securities available-for-sale           12,990,400            1,992,457
 Purchases of securities held-to-maturity                       (7,577,947)          (5,026,109)
 Purchases of securities available-for-sale                    (25,452,403)         (20,419,911)
 Loan originations, net of repayments                          (30,020,297)          (9,841,416)
 Purchases of premises and equipment                            (1,628,966)          (1,234,165)
 Proceeds from sale of other real estate owned                           -                3,500
 Proceeds from sales of fixed assets                                     -              149,758
                                                              ____________         ____________

NET CASH USED IN INVESTING ACTIVITIES                          (34,442,722)         (30,738,284)
                                                              ____________         ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                        9,858,782           20,101,314
 Net increase (decrease) in securities sold under repurchase
   agreements and federal funds purchased                        3,573,102              (72,575)
 Net increase in other borrowed funds                            5,000,000                    -
 Issuance of notes payable                                       3,024,210              354,293
 Repayments of notes payable                                    (1,564,537)            (125,564)
 Proceeds from issuance of common stock                            187,879              120,001
 Payment of dividends                                             (376,668)            (176,479)
 Payment of fractional shares resulting from conversion
  of preferred stock and stock dividends                            (2,292)              (1,520)
 Proceeds from exercise of stock options                                 -              153,837
                                                              ____________         ____________

NET CASH PROVIDED BY FINANCING ACTIVITIES                       19,700,476           20,353,307
                                                              ____________         ____________

NET DECREASE IN CASH & CASH EQUIVALENTS                        (12,849,841)          (9,422,682)

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                    25,414,562           26,098,209
                                                              ____________         ____________

CASH & CASH EQUIVALENTS AT END OF QUARTER                       12,564,721           16,675,527
                                                              ============         ============

                                                         7

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of September 30, 1997 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1996 annual report and Form 10-KSB.

      The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the activity in the Allowance for Loan and Lease Losses ("ALLL") is as follows:

                                            Nine Months Ended
                                              September 30,
                                             (in thousands)
                                            1997          1996
                                           _____         _____
       Balance at beginning of year       $1,087        $1,052
         Provision for loan losses           604           535
         Recoveries                          190           148
         Loans charged off                  (541)         (683)
                                           _____         _____
       Balance at end of quarter          $1,340        $1,052
                                           =====         =====


3.  NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128,
     " Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. This statement will be effective for financial statements issued for periods ending after December 15, 1997. Basic and diluted earnings per share, as computed under SFAS No. 128, would have been $.24 and and $.21 , respectively, for the three months ended September 30, 1997. For the nine months ended September 30, 1997, basic earnings per share would have been $.74 and diluted earnings per share would have been $.67.

4.  STOCK DIVIDEND

     On July 16, 1997, the Board of Directors declared a 12.5% stock dividend payable on August 27, 1997 to shareholders of record on August 6, 1997. All per share and weighted average share data have been restated to reflect this stock dividend.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 OR PLAN OF OPERATION

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

          MidSouth reported net income for the third quarter of 1997 of $409,293 , representing a 62 % increase over net income for the third quarter of 1996 of $253,008. Income available to common shareholders was $371,851 for the third quarter of 1997 compared to $213,875 for the third quarter of 1996. Primary earnings per share were $.23 and $.14 for the quarters ending September 30, 1997 and 1996, respectively. Fully diluted earnings per share were $.21 for the third quarter of 1997 compared to $.14 for the third quarter of 1996. Year-to-date earnings totaled $1,273,226 at September 30, 1997 compared to $877,668 at September 30, 1996. Income available to common shareholders for the nine months ending September 30, 1997 was $1,156,031 compared to $759,682 for the same period in 1996. Primary earnings per common share were $.74 and $.51 for the nine month periods ending September 30, 1997 and 1996, respectively. Fully diluted year-to-date earnings per share were $.67 and $.47 for the nine month periods ending September 30, 1997 and 1996, respectively.

          Return on average common equity was 14.85% for the third quarter of 1997 compared to 10.22% for the third quarter of 1996. Return on average assets was .70% and .50% for the same periods, respectively. For the first nine months of 1997, returns on average common equity and average assets were 16.39% and .76%, respectively. For the first nine months of 1996, return on average common equity was 12.48% and return on average assets was .62%. Total assets were $206.5 million at September 30, 1997, up 20% from $171.8 million at September 30, 1996.

          Quarterly earnings improved primarily due to a 23% increase in the average volume of earning assets from $155.1 million at September 30, 1996 to $190.6 million at September 30, 1997. The mix of average earning assets shifted to 62.4% in loans and 37.6% in investment securities and federal funds sold for the quarter ended September 30, 1997 compared to 56.4% in loans and 43.6% in investment securities and federal funds sold for the quarter ended September 30, 1996.
          The increased volume and shift in the mix of earning assets resulted in increased net interest income of $467,863 in quarterly comparison and $1,302,699 in year-to-date comparison.

          Non-interest income, excluding securities transactions, increased 31% in quarterly comparison and 32% in year-to-date comparison primarily due to an increase in insufficient funds fees ("NSF"
          fees) and service charges on deposit accounts. This increase resulted from a greater number of accounts serviced and a slight change in the assessment of NSF fees. In addition, fees earned through increased usage of ATM's, cash machines and VISA debit cards, and lease income from a third party brokerage firm contributed to the increase in non-interest income.

          Loan demand remained strong in the third quarter of 1997 bringing total loans to $124.4 million at September 30, 1997, up $29.6 million from $94.8 million at December 31, 1996 and up $36.2 million from $88.2 million at September 30, 1996. The commercial, agricultural and real estate portfolios have continued to increase as a result of loan demand stimulated by a healthy, growing economy. The Lake Charles loan production office which opened in November of 1996 contributed $9.3 million to the growth in total loans. Due to the loan growth, provisions for loan and lease losses increased $16,896 for the quarter and $69,496 for the nine month period ended September 30, 1997 as compared to the same periods of 1996.

          Credit quality remained strong. Nonperforming assets totaled $528,973 at September 30, 1997 compared to $714,140 at December 31, 1996 and $876,075 at September 30, 1996. Nonperforming loans as a percentage of total loans were .29% at September 30, 1997, down from .55% at December 31, 1996 and down from .79% at September 30, 1996.

          Deposits increased over the twelve month period ended September 30, 1997 by $22.3 million, or 14%, despite the withdrawal of approximately $28 million in public funds deposits, $13 million of which was deposited within the same twelve month period. A new public funds contract initiated on July 1, 1997 added approximately $11 million to total deposits. Increases totaling $13.1 million were recorded in commercial demand and money market deposits and certificates of deposit due to favorable economic conditions and increased business activity. Individual certificates of deposit increased $7.2 million due to branch market promotions and concern among consumers over the possibility of a stock market correction. The new Morgan City office, opened in March of 1997, contributed $4.3 million to the increase in deposits.

          Earnings Analysis

          Net Interest Income

          Average earning assets increased 23%, or $35.7 million, from $155.0 million for the three months ending September 30, 1996 to $190.6 million for the three months ending September 30, 1997. A change in the mix of earning assets contributed to earnings as higher-yielding loans represented 62.3% of average earning assets in the third quarter of 1997 compared to 56.5% in the third quarter of 1996. The average yield on loans improved 10 basis points, from 10.39% at September 30, 1996 to 10.49% at September 30, 1997, primarily due to finance company loans and credit card loans added to the loan portfolio within the past year. The increased volume of earning assets and the increase in loan yields boosted the yield on average earning assets 27 basis points, from 8.38% for the third quarter of 1996 to 8.65% for the third quarter of 1997. These changes in the earning asset mix resulted in increased interest income of $877,960 in quarterly comparison and $2,352,581 in nine month comparison.

          Volume increases in interest-bearing deposits and an increase in borrowed funds resulted in a $410,097 quarterly increase and $1,049,882 year-to-date increase in interest expense. Additionally, the percentage of average interest-bearing deposits to average total deposits and the average rate paid on interest-bearing liabilities increased in quarterly comparison, reflective of a high volume of interest-bearing public fund deposits. For the quarter ending September 30, 1997, 74.5% of total average deposits were interest-bearing compared to 73.8% for the quarter ending September 30, 1996. The average rate paid on interest-bearing deposits increased 18 basis points, from 4.01% to 4.19% for the same period. The increase in borrowed funds resulted from the purchase of $3,500,000 in federal funds and a $5,000,000 short-term borrowing from the Federal Home Loan Bank of Dallas. These borrowing provided liquidity for MidSouth National Bank (the "Bank") to cover the withdrawal of approximately $28 million in deposits associated with a public funds contract. In addition, MidSouth and its subsidiary, Financial Services of the South, Inc. (the "Finance Company"), increased borrowings against their lines of credit by $1,459,673 during the nine month period ending September 30, 1997.

          The net effect of changes in the volume and mix of earning assets and interest bearing liabilities increased net interest income of $467,863 in quarterly comparison and $1,302,699 in year-to-date comparison. The net yield on average earning assets fell 1 basis point, from 5.31% for the quarter ending September 30, 1996, to 5.30% for the quarter ending September 30, 1997.

          Non-interest Income

          MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $165,569 for the quarter and $427,634 for the nine months ending September 30, 1997 as compared to the same periods in 1996. The increases resulted primarily from additional insufficient funds fees and fees earned on deposit accounts added in the past twelve months.

          Other non-interest income increased $7,752 and $66,152 in quarterly and year-to-date comparisons, respectively. Increases were recorded in the third quarter of 1997 in lease income from a third party investment company and VISA debit card income. The increase in year-to-date comparisons resulted primarily from a $32,575 increase in income earned through the sale of credit life and other credit-related insurance at the Finance Company.

          Non-interest Expense

          Non-interest expense increased 21% for the three months and 24% for the nine months ended September 30, 1997 as compared to the same periods ended September 30, 1996. The increase resulted primarily from start up and operational costs associated with new office facilities and promotions to expand MidSouth's market presence. Specifically, increases were recorded in salaries and employee benefits, occupancy expenses, marketing expenses, postage, and printing and supplies.

          Salaries and employee benefits increased due to the addition of the Morgan City Office and Lake Charles Office staffs and an increase in incentive compensation. The number of full-time equivalent ("FTE") employees increased by 17 from 122 in September 1996 to 139 in September 1997.

          Occupancy expense increased in the three and nine month periods ending September 30, 1997 as compared to the same periods of 1996 due to increases in building lease expense, depreciation and maintenance expenses associated with furniture and equipment, fuel and maintenance of bank autos and ad valorem taxes. These increases result primarily from the Super 1 Lafayette and Morgan City offices added in 1996 and early 1997 and the loan production office opened in Lake Charles in the fourth quarter of 1996. Marketing and promotional expenses increased due to the introduction of MidSouth to these new markets and to quality service programs and special loan and deposit promotions.

          Balance Sheet Analysis

          MidSouth ended the third quarter of 1997 with consolidated assets of $206,518,858 an increase of 11% over the $185,228,252 reported for December 31, 1996. Deposits increased over the nine months ended September 30, 1997 by $9.9 million despite the withdrawal of approximately $28 million in funds on deposit under a public funds contract that expired on July 31, 1997. In order to fund the withdrawal, MidSouth purchased $3,500,000 in federal funds from two correspondent banks and borrowed $5,000,000 in short-term funds from the Federal Home Loan Bank of Dallas. In addition, approximately $11 million was deposited under a new public funds contract. The $3,500,000 in federal funds purchased was paid out in early October and the $5,000,000 short-term borrowing from the Federal Home Loan Bank of Dallas was paid out upon maturity at November 4, 1997. In addition to the public funds deposit activity, increases were recorded in commercial demand and money market deposits and certificates of deposit due to favorable economic conditions and increased business activity throughout MidSouth's market.

          Loan growth experienced in the first nine months of 1997 was primarily in the commercial, agricultural and real estate portfolios. The Bank's new Morgan City Office and Lake Charles Loan Production Office contributed $5.6 million and $9.3 million, respectively, to the $29.6 million growth in loans during this period.

          Securities available-for-sale decreased $3.8 million, from $47.2 million at December 31, 1996 to $43.4 million at September 30, 1997. The net decrease reflects purchases of $25.5 million, sales of $13.0 million, and maturities and principal paydowns of $16.9 million. Tax-free municipal securities totaling $7.6 million were purchased for the held-to-maturity portfolio during the first nine months of 1997. Unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $8,415 at September 30, 1997, compared to a net unrealized loss of $114,530 at December 31, 1996. These amounts result from interest rate fluctuations and do not represent permanent impairment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

          Notes payable to financial institutions increased $1.5 million from December 31, 1996 to September 30, 1997. On June 23, 1997, MidSouth refinanced its $2.5 million line of credit with another financial institution, paying out existing borrowings of $833,355 and receiving advances of $1,385,024 under the new line of credit. An additional $500,000 advanced under the line was injected into the capital of the Bank. In August 1997, MidSouth borrowed an additional $200,000 for operational expenses. At any time prior to June 30, 2007, MidSouth may request advances up to but not exceeding an aggregate principal amount of $2,500,000 at any one time outstanding. Advances under the line of credit bear interest at a variable rate equal to the prime commercial rate of interest quoted in the "Money Rates" section of the Wall Street Journal minus fifty basis points (0.50%). The current rate is 8.00%. Interest under the note is due and payable quarterly in arrears on the last day of each quarter beginning September 30, 1997. Beginning June 30, 1999, principal payments in the amount of 11.11% of the amount of the loan balance on June 30 ,1999 are due and payable in eight consecutive annual installments on June 30 of each succeeding calendar year. The entire outstanding balance of the loan is due and payable in a ninth and final installment on June 30, 2007.

          The Finance Company paid out borrowings of $600,000 against its line of credit on June 23, 1997 with $675,000 in advances against a new $1,200,000 line of credit. Advances under the line of credit bear interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus 25 basis points (0.25%). The current rate is 8.75%. Interest on the line is payable monthly, with principal due at maturity on May 1, 1998. Advances totaling $260,000 were funded under the line during the third quarter of 1997.

          Capital Ratios

          As of September 30, 1997, MidSouth's leverage ratio was 5.78% as compared to 6.30% at December 31, 1996. Tier 1 capital to risk-weighted assets was 9.36% and total capital to risk-weighted assets was 10.39% at the end of the third quarter of 1997. At year-end 1996, Tier 1 capital to risk-weighted assets was 10.82% and total capital to risk-weighted assets was 11.87%.

          Nonperforming Assets and Past Due Loans

          Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.



                                     TABLE 1
                              Nonperforming Assets and
                               Loans Past Due 90 Days

_________________________________________________________________________

                                  September  December  September
                                     30,        31,        30,
                                    1997       1996       1996

_________________________________________________________________________

          Nonperforming loans

             Nonaccrual loans      $365,595  $523,020  $691,711

             Restructured loans           -       835       498

                                   ______________________________________

          Total nonperforming       365,595   523,855   692,209
          loans



          Other real estate         146,552   180,270   180,270
          owned, net

          Other assets               16,826    10,015     3,596
          repossessed
                                   ______________________________________


          Total nonperforming      $528,973  $714,140  $876,075
          assets
                                   ======================================




          Loans past due 90 days
          or more and still        $133,755  $338,294  $318,604
          accruing



          Nonperforming loans as
          a % of total loans           .29%     0.55%     0.79%


          Nonperforming assets as
          a % of total loans, other
          real estate  owned and
          other assets repossessed    0.42%     0.75%     0.99%



          ALLL as a % of            366.50%   207.65%   151.95%
          nonperforming loans



          Nonperforming assets were $528,973 as of September 30, 1997, a decrease of $185,167 from the $714,140 reported for December 31, 1996 and a decrease of $347,102 from the $876,075 reported for September 30, 1996. The decrease from year-end 1996 results primarily from the charge-off of $115,000 on a commercial credit that represents a pool of automobile loans.

          Loans past due 90 days or more increased from $318,604 in September 1996 to $338,294 in December 1996 and decreased to $133,755 as of September 30, 1997.

          Specific reserves have been established in the ALLL to cover potential losses on nonperforming assets. The ALLL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,339,904 in the reserve as of September 30, 1997 is sufficient to cover potential losses in nonperforming assets and in the loan and lease portfolios. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

          The Year 2000 Issue

          On May 16, 1997, the Office of the Comptroller of the Currency ("OCC") issued an advisory letter addressing Year 2000 issues and their examination approach. To maintain safe and sound banking practices, institutions are required to take appropriate measures to insure efficient operations of computer systems beyond the year 2000. Programming changes for critical systems and testing of vendors and service providers should be completed by December 31, 1998. MidSouth's Board of Directors established a Year 2000 compliance committee in June of 1997. The committee will assess the size and complexity of the Year 2000 issues, recommend changes to hardware and software and conduct testing of all areas to insure efficient computer operations. The committee is currently analyzing the the impact that compliance with the Year 2000 issues may have on earnings.

           Item 6.  Exhibits and Reports on Form 8-K               Page 16

          (a) Exhibits

          Exihibit Number   Document Description

           3.1 Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. is included as Exhibit 3.1 to the MidSouth's Report on Form 10-K forthe year ended December 31, 1993, and is incorporated herein byreference.

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

          10.7 Loan documents detailing notes payable were filed as Exhibit 10.7 of MidSouth's Form 10-QSB for the quarter ending June 30, 1997 and is incorporated herein by reference.

          11             Computation of earnings per share



               (b)  Reports Filed on Form 8-K

                    (none)

          Signatures


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MidSouth Bancorp, Inc.
                                        (Registrant)

          Date:  November 14, 1997



                                        /s/ C. R. Cloutier
                                        C.R. Cloutier, President & CEO



                                        /s/ Karen L. Hail
                                        Karen L. Hail, Executive Vice
                                        President & CFO



                                        /s/ Teri S. Stelly
                                        Teri S. Stelly, Senior Vice President
                                        & Controller