Form 10KSB
period 1997-12-31
MIDSOUTH BANCORP INC
filed 1998-03-30
CIK 745981

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 Form 10-KSB

      X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                     OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __X__

As of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant, calculated by reference to the closing sale price of MidSouth's common stock on the AMEX was $20,590,060. As of February 28, 1998 there were outstanding 1,591,891 shares of MidSouth Bancorp, Inc. common stock, $.10 par value, which stock is the only class of the Registrant's common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held May 13, 1998
                             - (Part III)

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

Employees

  As of December 31, 1997, the Bank employed 134 full-time equivalent employees and the Finance Company employed 5 full-time equivalent employees. MidSouth has no employees who are not also employees of the Bank. Through the Bank and the Finance Company, employees receive employee benefits which include an employee stock ownership plan, a 401-K plan and life, health and disability insurance plans.
MidSouth considers the relationships of the Bank and the Finance
Company with their employees to be very good.

Competition

  The Bank faces keen competition in its market area not only with other commercial banks, but also with savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, money market mutual funds and brokerage houses. In the Lafayette Parish area there are fifteen state chartered or national banks and three savings banks. Several of the banks in Lafayette are subsidiaries of holding companies or branches of banks having far greater resources than the Company.

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

  In 1994, the Interstate Banking and Branching Efficiency Act of 1994
(the "Interstate Act") was enacted.  Among other things, the Interstate Act
(i) allows bank holding companies to acquire a bank located in any state, subject to certain limitations that may be imposed by the state, (ii) allows banks to merge across state lines, and (iii) permits banks to establish branches outside their state of domicile if expressly permitted by the law of the state in which the branch is to be located. In 1995, the Louisiana legislature enacted legislation permitting out of state bank holding companies after June 1, 1997 to convert any banks owned in Louisiana into branches of out of state banks owned by such holding companies, subject to certain limitations. Registrant is unable to predict at this time the effect of the Interstate Act and recent Louisiana legislation on competition.

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

Capital Adequacy Requirements. The Federal Reserve Board monitors the capital adequacy of bank holding companies through the use of a combination of risk-based capital guidelines and leverage ratios. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of a company's assets. Certain off-balance sheet items, such as letters of credit and unused lines of credit, are also assigned risk-weights and included in the risk-based capital calculations. The guidelines require a minimum ratio of total qualifying capital to total risk-weighted assets of 8.0%, of which 4.0% must be in the form of Tier 1 capital. At December 31, 1997, the Company's ratios of Tier 1 and total capital to risk-weighted assets were 9.19% and 10.22%, respectively. MidSouth's leverage ratio (Tier 1 capital to total average adjusted assets) was 6.00% at December 31, 1997. All three regulatory capital ratios for the Company exceeded regulatory minimums at December 31, 1997.

Supervision and Regulation - National Banks

General. As a national banking association, the Bank is supervised and regulated by the U. S. Comptroller of the Currency (its primary regulatory authority), the Federal Reserve Board and the Federal Insurance Deposit Corporation. Under Section 23A of the Federal Reserve Act, the Bank is restricted in extending credit to or making investments in MidSouth and other affiliates defined in that act. National banks are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located and are limited as to powers, locations and other matters of applicable federal law.

Capital Adequacy Requirements. A national bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on a bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain a minimum of total risk-based capital and Tier 1 capital to risk-weighted assets of 10% and 6%, respectively, and a minimum leverage ratio of 5%. All three regulatory capital ratios for the Bank exceeded these minimums at December 31, 1997.

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

ITEM 2 - Properties.

  The Bank leases its principal executive and administrative offices and principal banking facility in Lafayette, Louisiana under a ten year lease expiring November 30, 2004. The Bank has five other banking offices in Lafayette, Louisiana, two in New Iberia and one banking office in each of Breaux Bridge, Cecilia, Jeanerette, Opelousas, Morgan City and Jennings, Louisiana. In addition, the Bank has a loan production office in Lake Charles, Louisiana. Nine of these offices are owned and six are leased. A full service branch facility is currently under construction in Lake Charles and will replace the leased facility currently used for the loan production office.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of MidSouth's security holders in the fourth quarter of 1997.

Executive Officers of the Registrant

C. R. Cloutier, 50 - President, Chief Executive Officer and Director of MidSouth and the Bank

Karen L. Hail, 44 - Executive Vice President of the Bank and Chief Financial Officer, and Secretary and Treasurer of MidSouth and the Bank

Donald R. Landry, 41 - Senior Vice President and Senior Loan Officer of the Bank

Jennifer S. Fontenot, 43 - Senior Vice President of the Bank


William R. Snyder, 57 - Senior Vice President of the Bank since 1996; prior to his employment at the Bank, Mr. Snyder was Senior Vice
President for First National Bank of Ohio for 1 year and Senior Vice President for Banc One, Cleveland, Ohio for 5 years.

Teri S. Stelly, 38 - Senior Vice President and Controller of MidSouth and the Bank since 1997; Vice President and Controller of MidSouth and the Bank since 1992.

David L. Majkowski, 48 - Vice President and Loan review officer of the Bank since 1997; Loan review officer of the Bank since 1995; prior to his employment at the Bank, Mr. Majkowski was Compliance Officer for St. Martin Bank and Trust, St. Martinville, Louisiana for 15 years.

  All executive officers of the Company are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.



                                   PART II

ITEM 5 - Market for Registrant's Common Stock and Related
Stockholder Matters.

  On April 19, 1993 MidSouth's common stock was accepted for listing on the American Stock Exchange, Inc./Emerging Company Marketplace. Effective August 1, 1995, the Company's common stock and its preferred stock has been listed on the regular American Stock Exchange, Inc. ("AMEX") under the symbols MSL and MSL.pr, respectively. As of February 28, 1998, there were 395 common shareholders of record and 190 preferred shareholders of record. The high and low sales prices for the past eight quarters are provided in the Selected Quarterly Financial Data tables included with this filing under Item 7 and is incorporated herein by reference.

  MidSouth's first common stock dividend was paid at a rate of $.06 per share on October 2, 1995 to shareholders of record on September 18,
1995, and quarterly cash dividends of $.06 per common share have been paid since that time. A total of $155,421 and $154,475 in dividends were paid on MidSouth's Preferred Stock in 1996 and 1997, respectively. It is the intention of the Board of Directors of MidSouth to continue paying quarterly dividends on the common stock at a rate of $.06 per share. Cash dividends on the common stock are subject to payment of dividends on the
preferred stock.   The Company's ability to pay dividends is described in
Item 7 below under the heading "Balance Sheet Analysis - Dividends" and in Note 13 to the Company's consolidated financial statements.

  On August 6, 1997, MidSouth declared a 12 1/2% stock dividend payable to shareholders of record on August 27, 1997. The conversion rate on the Preferred Stock was adjusted to 1.999 shares of MidSouth Common Stock for each share of Preferred Stock converted.

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


FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

                             Year Ended December 31,
_______________________________________________________________________________________________
                            1997          1996           1995           1994         1993
                         ___________    ___________    __________     __________   __________

Gross interest income    $15,776,416    $12,572,417    $9,727,584     $7,388,478   $6,369,047
Interest expense          (5,894,193)    (4,541,727)   (3,225,326)    (1,976,101)  (1,803,934)

Net interest income        9,882,223      8,030,690     6,502,258      5,412,377    4,565,113

Provision for loan losses   (854,400)      (674,500)     (225,000)      (210,000)    (306,500)

Other operating income     2,899,461      2,138,285     1,583,026      1,422,894    1,371,124
Other expenses            (9,585,788)    (7,840,691)   (6,072,129)    (4,882,130)  (4,653,303)

Net income
   before cumulative
   effect of accounting
   change                  2,341,496      1,653,784     1,788,155      1,743,141      976,434

Provision for income taxes  (586,804)      (417,286)     (546,545)      (601,500)    (331,500)
Cumulative effect of
   accounting change               _              _             _              _      600,000

Net Income                 1,754,692      1,236,498     1,241,610      1,141,641    1,244,934
Preferred stock dividend
  requirement               (154,475)      (155,421)      (38,142)             -            -
Income applicable to
  common shareholders     $1,600,217     $1,081,077    $1,203,468     $1,141,641   $1,244,934
Basic earnings per
  share <FN1>                  $1.03          $0.72         $0.82          $0.80        $0.93
Diluted earnings per
  share <FN1>                  $0.92          $0.67         $0.76          $0.80        $0.93

Total loans             $130,888,144    $93,740,719   $77,826,707    $60,432,275  $49,786,123
Total assets             217,112,415    185,228,252   151,183,241    103,965,960   97,695,512
Total deposits           200,067,751    171,616,508   139,029,563     96,490,355   90,411,946
Cash dividends on
  common stock               354,336        280,461       115,750              -            -
Long-term obligations<FN2> 3,198,794      1,521,435       972,617      1,195,917      786,164

Selected ratios:
Loans to assets                60.29%         50.61%        51.48%         58.13%       50.96%
Loans to deposits              65.42%         54.62%        55.98%         62.63%       55.07%
Deposits to assets             92.15%         92.65%        91.96%         92.81%       92.54%
Return on average
  assets <FN3>                  0.78%          0.65%         0.98%          1.12%        1.13%
Return on average
  common equity <FN3>          16.44%         13.09%        17.22%         20.98%       22.88%



<FN1>Earnings per share have been adjusted to reflect a
     stock dividend of 5% paid by the
     Company on February 18, 1994 to shareholders of record on February 4, 1994, a four for three stock split paid on September 15, 1995 to shareholders of record on September 7, 1995, a four for three stock split paid on August 19, 1996 to shareholders of record on July 31, 1996 and a 12 1/2 % common stock dividend paid on August 27, 1997 to shareholders of record on August 6, 1997.
     Earnings per share have also been restated to apply the provisions of Statement of Financial
     Accounting Standards No. 128 "Earnings Per Share."
<FN2>Long-term obligations include ESOP borrowing and,
     in 1994, 1995, 1996 and 1997, FHLB borrowings.
     In 1995, 1996, and 1997, the ESOP borrowing is eliminated as an intercompany balance.
<FN3>Exclusive of cumulative effect of accounting
     change for the year ended December 31, 1993.

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

OVERVIEW

  MidSouth's income available to common shareholders increased 48% or $519,140 to total $1,600,217 for 1997 as compared to $1,081,077 for 1996. Net income for 1997 was $1,754,692 as compared to $1,236,498 for 1996.
Basic earnings per share were $1.03 for 1997 and $.72
for 1996. Diluted earnings per share were $.92 for 1997 and $.67 for 1996.
  The increase in earnings resulted primarily from increased net interest income due to a 31% increase in average loan volume in 1997. Net interest income increased $1,851,533 in annual comparison. Non-interest income, exclusive of net gains on sales of investment securities, increased $667,439 in annual comparison.
Increases in service charges and insufficient funds fees on deposit accounts contributed most of the increase in non-interest income due to an increased number of accounts and transactions processed.
  Total consolidated assets grew $31.9 million, from $185.2 million at December 31, 1996 to $217.1 million at December 31, 1997. Total loans increased $36.1 million or 38%, from $94.8 million at year-end 1996 to $130.9 million at year-end 1997 due to a strong economy and loan demand. Commercial loans funded in the new
Morgan City and Lake Charles markets and in the Lafayette market accounted for 61% of the loan growth.
Increases were also recorded in commercial leases, real estate and consumer loans. Deposits increased $28.5 million, from $171.6 million at year-end 1996 to $200.1 million at year-end 1997. The new Morgan City office, opened in March of 1997, contributed $10.7 million to the growth in deposits for 1997.
  Provisions for loan and lease losses increased $179,900 in annual comparison due primarily to substantial loan growth. The Allowance for Loan Losses totaled
$1,414,826 or 1.08% of total loans at December 31, 1997 compared to $1,087,790 or 1.15% of total loans at December 31, 1996. Nonperforming loans totaled $260,875 or .20% of total loans as of December 31, 1997, down from $523,855 or .55% of total loans as of December 31, 1996.
  MidSouth's leverage ratio was 6.00% at December 31, 1997. Return on average common equity was 16.44% and return on average assets was .78% for the year 1997.

EARNINGS ANALYSIS

Net Interest Income
  The primary source of earnings for MidSouth is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables 1 and 2 analyze the changes in net interest income for each of the three years in the period ended December
31, 1997.
  Net interest income increased $1,851,533 for 1997 over 1996 and $1,528,432 for 1996 over 1995. The increase in net interest income for both 1997 and 1996 resulted primarily from growth in MidSouth's loan portfolio.
Interest income from loans, including loan fees, increased $2,822,322 from 1996 to 1997 and $1,576,998 from 1995 to 1996. The increased interest income for both years resulted from increases in average loan volume of $26.7 million in 1997 and $16.1 million in 1996. Average yield on loans increased 7 basis points, from 10.29% to 10.36%, in 1997. The average yield decreased 12 basis points in 1996, from 10.41% to 10.29%, and slightly lessened the impact of the volume increase on interest income for that year.
  The average volume of securities increased in 1997 by $10.6 million, primarily due to purchases of tax-exempt municipal securities. The volume of federal funds sold decreased $3.1 million in 1997 due to the increase in loan fundings. The change in volume of securities and federal funds sold in 1997, offset partially by a slight decline in the average yield on taxable securities, netted a $381,677 increase to interest income. A significant volume increase of $18.8 million in securities and $4.2 million in federal funds sold contributed $1,267,835 to the increase in interest income for 1996. The average volume of securities and federal funds sold increased $23 million, from $42.3 million in 1995 to $65.3 million in 1996, as deposit growth exceeded loan originations. A slight decrease in the taxable equivalent yield on securities of 7 basis points (from 6.14% in 1995 to 6.21% in 1996) and a decrease of 45 basis points in the yield on federal funds sold (from 5.73% in 1995 to 5.28% in 1996) had little impact on the increase in interest income resulting from the change in volume.
  Average loans as a percentage of average earnings assets decreased from 62% in 1995 to 57% in 1996 before rising again to 61% in 1997. Substantial growth in average deposits in 1997 of $33.9 million was used primarily to fund loans, thereby increasing the average volume of loans to total earning assets. In 1996, a significant $40.9 million growth in deposits resulted in an excess of funds over the volume needed for loan originations. The excess funds were invested in securities and federal funds sold, increasing this portfolio to 43% of earning assets at year-end 1996 compared to 38% at year-end 1995.
  A volume increase in interest-bearing deposits resulted in an increase of $1,198,214 in interest expense on deposits in 1997. Average interest-bearing deposits increased $26.0 million in 1997, from $113.3 million in 1996 to $139.3 million. The average rate paid on these deposits rose 10 basis points, from 3.93% in 1996 to 4.03% in 1997. In 1996, similar changes occurred in the


Table 1 - Average Balance Sheets and Interest Rate Analysis (in thousands)
Taxable-equivalent basis <FN2>

Year Ended December 31,

                                           1997                    1996                      1995
                                 _______________________  ________________________  ______________________
                                                 Average                   Average                 Average
                                 Average          Yield/  Average           Yield/  Average         Yield/
                                 Volume  Interest Rate    Volume  Interest  Rate    Volume Interest Rate
                                 _______ ________ ______  _______ ________ _______  ______ ________ ______

ASSETS
     Interest Bearing Deposits      $76      $5   6.58%     $166     $8     4.82%    $149      $9   6.04%
     Investment Securities <FN1>
         Taxable                 48,784   2,881   5.91%   45,689  2,728     5.97%  31,798   1,901   5.98%
         Tax Exempt <FN2>        15,151   1,146   7.56%    7,575    584     7.71%   2,669     215   8.06%
                                _______  ______           ______  _____            ______  ______

     Total Investments           64,011   4,032   6.30%   53,430  3,320     6.21%  34,616   2,125   6.14%
     Federal Funds Sold and
         Securities Purchased
         Under Agreements
         to Resell                8,758     470   5.37%   11,902    629     5.28%   7,728     443   5.73%
     Loans <FN3>
         Commercial and Real
          Estate                 77,039   7,891  10.24%   56,012  5,876    10.49%  48,535   5,115  10.54%
          Installment            35,152   3,735  10.63%   29,505  2,927     9.92%  20,856   2,111  10.12%
                                _______  ______           ______  _____            ______  ______

     Total Loans                112,191  11,626  10.36%   85,517  8,803    10.29%  69,391   7,226  10.41%

                                _______  ______           ______  _____            ______  ______

          Total Earning Assets  184,960  16,128   8.72%  150,849 12,752     8.45% 111,735   9,794   8.77%

     Allowance for Loan and
          Lease Losses           (1,415)                  (1,015)                    (948)
          Nonearning Assets      21,182                   16,920                   12,503
                                _______                   ______                   ______

          Total Assets         $204,727                 $166,754                 $123,290
                                =======                  =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
          NOW, Money Market,
             and Savings        $73,844   2,202   2.98%  $58,362  1,599     2.74% $40,180   1,046   2.60%
          Certificates of
             Deposits            65,492   3,415   5.21%   54,944  2,854     5.19%  41,489   2,067   4.98%
                                _______  ______           ______  _____            ______  ______

     Total Interest Bearing
       Deposits                 139,336   5,617   4.03%  113,306  4,453     3.93%  81,669   3,113   3.81%

     Federal Funds Purchased
       and Securities Sold Under
       Agreements to Repurchase     632      39   6.17%      102      4     3.92%     292      13   4.45%
     Notes Payable                3,301     238   7.21%    1,158     84     7.25%   1,239      99   7.99%

          Total Interest Bearing_______  ______           ______  _____            ______  ______
          Liabilities           143,269   5,894   4.11%  114,566  4,541     3.96%  83,200   3,225   3.88%

     Demand Deposits             48,480                   40,633                   31,354
     Other Liabilities              844                      720                      628
     Stockholders' Equity        12,134                   10,835                    8,108

     Total Liabilities and      _______                  _______                  _______
     Stockholders' Equity      $204,727                 $166,754                 $123,290
                                =======                  =======                  =======

NET INTEREST INCOME AND
     NET INTEREST SPREAD                $10,234   4.61%          $8,211     4.49%          $6,569   4.89%
                                         ======                   =====                     =====
NET YIELD ON EARNING ASSETS                       5.53%                     5.44%                   5.88%


  <FN1>   Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

  <FN2>   Interest income of $351,456 for 1997, $179,991 for 1996 and $66,320 for 1995 is added to interest earned on tax-exempt obligations to reflect taxable-equivalent yields using a 34% tax rate.

  <FN3>   Interest income includes loan fees of $901,688 for 1997, $674,443 for 1996, and and $596,445 for 1995. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

interest- bearing deposit portfolio. The average volume of interest-bearing deposits increased $31.6 million, from $81.7 million in 1995 to $113.3 million, resulting in an increase to interest expense of $1,331,743. A 12 basis point increase in the average rate paid on interest-bearing liabilities, from 3.81% in 1995 to 3.93% in 1996, contributed to the increase in interest expense for 1996.
  Throughout 1997, MidSouth's deposit mix remained relatively unchanged after a slight increase in the volume of interest-bearing deposits in 1996, primarily due to an increase in interest-bearing public fund deposits. For the year ended December 31, 1997, MidSouth maintained a strong 26% of average total deposits in non-interest bearing demand deposits. NOW, money market and savings deposits represented 39% of average total deposits, while 35% consisted of certificates of deposit. For the year ended December
31, 1996, 38% of  average total deposits represented
NOW, money market and savings deposits and certificates of deposit amounted to 36%. For 1995, the deposit mix consisted of 28% non-interest bearing demand deposits, 35% NOW, money market and savings, and 37% certificates of deposit.
  The average volume of notes payable increased $2.1 million in 1997, resulting in a $154,252 increase in interest expense on notes payable. The average rate paid on the notes was 7.21% at December 31, 1997, down from 7.25% in 1996 and 7.99% in 1995.
  The volume changes in MidSouth's earning assets and interest-bearing liabilities combined with changes in interest rates resulted in net taxable-equivalent yields on average earning assets of 5.53% in 1997 as compared to 5.44% for 1996 and 5.88% for 1995.

 Non-Interest Income
  Excluding Securities Transactions. Service charges and fees on deposit accounts represent the primary source of non-interest income for MidSouth. Income from service charges and fees on deposit accounts (including
ATM fees) and nonsufficient funds fees increased
$612,745 in 1997 and $351,897 in 1996 primarily due to
an increase in the number of transaction accounts and ATM machines serviced and the volume of nonsufficient funds checks processed by MidSouth. The total number of transaction accounts (excluding savings accounts) increased from 10,141 in 1995 to 17,139 in 1996 and to 19,001 in 1997. Non-interest income resulting from other charges and fees increased $54,694 in 1997 as compared to $202,186 in 1996. Fee income from the Finance Company increased $56,913 in 1997, combined with a $31,783 increase in lease income from a third party investment service and $16,933 in Visa debit card fees. These increases were partially offset by decreases of $48,321 in fees earned through the sale of credit life insurance. In 1996, fees earned through the sale of credit life insurance increased $63,597. In addition, increases of $35,953 in fee income from the Finance Company, $29,609 in ATM fee income and $21,755 in gains on sales of fixed assets were recorded in 1996. Other increases included check order fees, safe deposit box rental fees, and lease income from a third party offering investment services to customers in 1996.
  Securities Transactions. In June 1997, $7.5 million in adjustable rate mortgage securities in the available-for-sale portfolio were sold as part of a repositioning of the securities portfolio at a net gain of $127,934.
At the same time, management liquidated a $1.0 million investment in a mutual fund at a loss of $42,578. Net gains on sales of securities totaled $1,176 for 1996 as $2.0 million in U. S. Treasury securities were liquidated and reinvested to improve yield. No gains or losses were recorded on sales of securities during 1995. Upon the acquisition of Sugarland Bancshares,
Inc. in 1995, $2.3 million in securities available-for-sale were liquidated on the date of merger at the acquired value.

Non-Interest Expense
  Total non-interest expense increased 22% from 1996 to 1997 and 29% from 1995 to 1996. MidSouth's expansion over the past three years resulted in significant increases in salaries and employee benefits, occupancy expenses, marketing expenses, data processing expenses, and the cost of printing and supplies. Throughout the three year period, MidSouth opened six full service
Bank offices, two of which were former Sugarland banking offices, one Bank loan production office, and two Finance Company offices. In 1997, construction began on two new facilities. One will replace the current movable buildings at the Ambassador Caffery, Lafayette office and the second will replace the leased loan production office in Lake Charles, Louisiana and provide full-service banking in that market.
  Accordingly, salaries and employee benefits increased
23% from 1996 to 1997 and 31% from 1995 to 1996.
MidSouth increased its full-time equivalent ("FTE") employees by 6 in 1997, from 133 to 139. The Morgan
City office, opened in March of 1997, employed 4 FTE's and the computer information services department employed 2 FTE's. Salary increases and incentive pay granted during 1997 added significantly to the increase in 1997. In 1996, MidSouth hired 23 FTE employees to bring the total employed from 110 at year-end 1995 to 133 at year-end 1996. New hires in 1996 staffed the Super 1 - Lafayette branch, the two loan production offices and the two Finance Company locations. In addition, MidSouth hired a retail branch manager to facilitate growth in the different markets.
  Occupancy expenses increased $409,546 or 23% from 1996 to 1997 and $502,512 or 40% from 1995 to 1996 as a result of increases in building lease expense, depreciation and maintenance expenses associated with buildings, automobiles and furniture and equipment, and ad valorem taxes. During 1997, MidSouth added fixed assets totaling $1,282,082, not including land purchases. The additions included the Morgan City building, computer hardware and software, ATM cash machines and renovation costs at the Versailles and Breaux Bridge offices. During 1996, MidSouth invested total capital of $1,634,490 in the construction of a full service office in Opelousas and an in-store office in the Super 1 Foods store in Lafayette. Building lease expense increased $103,717 in 1996 primarily due to a full year of lease expense on the Super 1 - New Iberia branch, the addition of Super 1 - Lafayette's lease


Table 2 - Interest Differentials (in thousands)
Taxable-equivalent basis
__________________________________________________________________________________________________________

                                            1997 OVER 1996                       1996 OVER 1995

                                ______________________________________ ___________________________________
                                                             Change                              Change
                                                Change     Attributable             Change     Attributable
                                  Total     Attributable       to       Total    Attributable      to
                                 Increase        to          Volume    Increase       to         Volume
                                (Decrease) Volume    Rates   /Rates   (Decrease) Volume   Rates  /Rates
                                _________  ___________________________ ________  _________________________
Interest Earning Assets:
     Interest Bearing Deposits   $  (3)    $  (4)   $   3    $  (2)    $  (1)   $   1   $  (2)     -
     Investment Securities
          Taxable                  153       185      (30)      (2)      827      830      (2)    (1)
          Tax Exempt               562       584      (11)     (11)      369      395     (10)   (16)
     Federal Funds Sold and
          Securities Purchased
          Under Agreement
          to Resell               (159)     (166)      10       (3)      186      239     (34)   (19)
     Loans, including fees       2,823     2,746       59       18     1,577    1,680     (83)   (20)
                                 _____     _____     ____     ____     _____    _____   _____  _____
     TOTAL                       3,376     3,345       31        -     2,958    3,145    (131)   (56)
                                 _____     _____     ____     ____     _____    _____   _____  _____

Interest Bearing Liabilities:
     Interest Bearing Deposits   1,164     1,023      115       26     1,340    1,206      97     37
     Federal Funds Purchased
          and Securities
          Sold Under Agreement
          to Repurchase             35        21        2       12        (9)      (8)     (2)     1
     Notes Payable                 154       155        -       (1)      (15)      (7)     (9)     1
                                 _____     _____     ____     ____     _____    _____   _____  _____

     TOTAL                       1,353     1,199      117       37     1,316     1,191     86     39
                                 _____     _____     ____     ____     _____    _____   _____  _____

Net Interest Income
     Before Allocation of
     Volume/Rates                2,023     2,146      (86)     (37)    1,642     1,954   (217)   (95)
Allocation of Volume/Rates           -       (38)       1       37         -      (104)     9     95
                                 _____     _____     ____     ____     _____    _____   _____  _____

     CHANGES IN NET INTEREST
       INCOME                   $2,023    $2,108     $(85)       -    $1,642    $1,850  $(208)     -
                                 =====     =====     ====     ====     =====    ======  =====  =====


NOTES:  The changes in interest due to both volume and rate have been allocated proportionally between volume and rate.  In addition, nonaccrual loans and leases are included.
_____________________________________________________________________________________________________




expense, the Finance Company's lease expenses, and the loan production offices' lease expenses. Ad valorem taxes increased $41,500 in 1996 and $45,736 in 1997 due to higher assessment values and additional properties.
  Fixed asset additions planned for 1998 include the completion of the Ambassador Caffery and Lake Charles buildings, renovations of existing buildings, computer hardware and software purchases, and a new telephone system. Management expects to invest approximately $2.2 million in fixed asset additions in 1998.
  An increase of $19,267 was recorded in MidSouth's FDIC premiums in 1997 due to the Deposit Insurance Act of 1996 that required banks to pay a portion of the interest due on bonds issued by the Financing
Corporation ("FICO"). The act was signed into law for the purpose of assuring the payment of FICO bond obligations resulting from the bail out of the Federal
Savings and Loan Insurance Corporation ("FSLIC") in
1987. FICO assessments will continue throughout 1998. A decrease in MidSouth's rate for FDIC premiums, retroactive to June 1, 1995, resulted in nominal premiums of $2,000 for the year 1996, a decrease of $104,414 from the $106,414 recorded for 1995. The retroactive reduction in rate in 1995 resulted in a refund of $68,703 received during the third quarter of 1995.
  Professional fees consist of legal, accounting and regulatory fees. A 3% decrease in professional fees in 1997 resulted primarily from a decrease in legal fees partially offset by an increase in accounting fees paid for audit and tax services. Professional fees increased
33% in 1996 primarily due to an increase in legal fees associated with the collection of lease financing receivables within an indirect leasing program and accounting fees.
  Marketing expenses increased $103,891 from 1996 to 1997 and $82,242 from 1995 to 1996. Production costs associated with television and billboard advertisement resulted in increased marketing costs for MidSouth in 1997. In addition, newspaper advertisement designed to appeal to customers impacted by bank mergers added to marketing expenses for the same period. In 1996, expenses related to special loan and deposit product promotions and related incentives contributed to the increase in marketing expenses.

Income Taxes
  MidSouth's tax expense increased in 1997 by $169,518 and approximated 25% of income before income taxes.
Interest income on non-taxable municipal securities reduced the 1997 taxes from the expected statutory rate of 34%. Interest income on non-taxable municipal securities also lowered the effective tax rate for 1996 to approximately 25%. Notes 1 and 10 to MidSouth's
Consolidated Financial Statements provide additional information regarding MidSouth's income tax considerations.

BALANCE SHEET ANALYSIS

Securities
  A repositioning of MidSouth's securities portfolio
during 1997 resulted in a decrease of $10.4 million in
the securities available-for-sale portfolio and an
increase of $7.2 million in the held-to-maturity
portfolio. Total investment securities decreased $3.2
million, from $56.8 million in 1996 to $53.6 million in
1997, as cash flows from sales, maturities, and
principal payments on mortgage backed securities were
partially reinvested in or reserved to fund loans.  An
increase of $272,222 in the market value of securities
available-for-sale is included in the net change in
1997. Unrealized gains in the securities available-for-
sale portfolio, net of unrealized losses and tax
effect, were $81,966 at December 31, 1997, compared to
unrealized losses net of unrealized gains and tax
effect of $114,530 at December 31, 1996. These amounts
result from interest rate fluctuations and do not
represent permanent adjustments of value. Moreover,
classification of securities as available-for-sale does
not necessarily indicate that the securities will be
sold prior to maturity.
  At December 31, 1997, approximately 23% of MidSouth's
securities available-for-sale portfolio represented
mortgage-backed securities and 10% represented
collateralized mortgage obligations ("CMO's"). MidSouth
monitors the risks due to changes in interest rates on
mortgage-backed pools by monthly reviews of prepayment
speeds, duration, and purchase yields as compared to
current market yields on each security.
  An additional 58% of the available-for-sale portfolio
consisted of U. S. Treasury and agency securities,
while municipals and other securities represented 9% of
the portfolio. MidSouth held one CMO with a book value
in excess of 10% of stockholders' equity at December
31, 1997:   GE Capital Mortgage Services, Inc. 1993-14
A4 with a book value of $2,000,000 (market value of $1,985,429). All CMO's held by MidSouth are Aaa rated and not considered "high-risk" securities under the Federal Financial Institutions Examination Council
("FFIEC") tests. MidSouth does not own any "high-risk" securities as defined by the FFIEC.
  In the held-to-maturity portfolio, MidSouth purchased
$7.4 million in non-taxable municipal securities in 1997. A detailed credit analysis was performed on each municipal offering by Piper Capital Management, Inc., an investment advisory firm, prior to purchase. In addition, MidSouth limits the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the non-taxable municipal securities portfolio.
  Federal funds sold totaled $8.1 million, and $14.1 million as of December 31, 1997 and 1996, respectively.
Loan funding demands in 1997 combined with public fund deposit fluctuations resulted in a decrease in the volume of federal funds sold at year-end 1997.
Significant deposit growth resulted in a high volume of federal funds sold at December 31, 1996. Due to a high volume of anticipated loan fundings and the limited availability of securities fitting MidSouth's investment portfolio specifications, MidSouth placed excess cash from the deposit growth in federal funds sold during 1996.

Loan Portfolio
  MidSouth experienced two consecutive years of substantial loan growth. Total loans grew 66% over the past twenty-four months, from $78,878,605 at year-end
1995 to $94,828,509 at year-end 1996 and to
$130,888,144 at year-end 1997. Of the $36.1 million
increase during 1997, $17.1 million resulted from an increase in real estate mortgage and construction loans. This category of loans is comprised of first mortgage loans structured on a fifteen year amortization basis with three to five year balloon payments to allow for repricing and second mortgage home equity financing. The strong economy in MidSouth's markets continued in 1997, extending the opportunities for home equity financing. MidSouth elected to offer its second mortgage home equity financing at a more conservative margin of 80% of appraised value as compared to 100% of appraised value.
  The commercial loan portfolio grew $13.8 million during 1997 primarily in term debt financing commercial real estate and commercial vehicles and equipment. Lease financing receivables increased $2.5 million during 1997 with the introduction of MidSouth's own direct leasing program and phase out of third party lease financing. Installment loans to individuals increased
$2.0 million during 1997 primarily due to the focus placed by MidSouth's retail lenders on growing the banking relationship of each established customer.
  MidSouth's newest offices in Morgan City and Lake
Charles contributed significantly to the increase recorded in the loan portfolio in 1997. Morgan City added approximately $7.7 million, primarily in commercial credits and Lake Charles funded approximately $9.5 million in loans, primarily in the real estate portfolio.
  Favorable economic conditions in MidSouth's market area combined with increased market awareness of MidSouth as the largest locally owned bank led to the 20% growth in loans experienced in 1996. An annual retail loan promotion held in March contributed to the growth realized in the installment loan portfolio. Real estate loan growth consisted of both commercial and consumer credits that carry ten to fifteen year amortizations with rates fixed for three to five years. The short fixed rate terms of these credits allow management greater flexibility in controlling the Bank's interest rate risk.
  MidSouth has maintained its credit policy and underwriting procedures and has not relaxed these procedures to stimulate loan growth. Completed loan applications, credit bureau reports, financial statements and a committee approval process remain a part of credit decisions. In addition, credit scoring was initiated in 1997 to strengthen current underwriting procedures and enhance consistency in lending decisions. Documentation of the loan decision process is required on each credit application, whether approved or denied, to insure thorough and consistent procedures.

Asset Quality
  Credit Risk Management. MidSouth manages its credit risk by diversifying its loan portfolio, determining that borrowers have adequate cash flows for loan repayment, obtaining and monitoring collateral and continuously reviewing outstanding loans. The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and recommend credit gradings on each loan. The senior loan officer and loan review officer review the gradings. In addition, the loan review officer performs an independent evaluation annually of each commercial loan officer's portfolio and a random sampling of credits in MidSouth's installment loan portfolio.
  Nonperforming Assets. Table 3 contains information about MidSouth's nonperforming assets and loans past due 90 days or more and still accruing.
Nonperforming assets totaled $319,209 at December 31,
1997 compared to $714,140 at December 31, 1996 and
$570,841 at December 31, 1995. The decrease in nonperforming assets in 1997 resulted from a decrease in nonaccruals. Of the $523,855 in nonaccrual loans at year-end 1996, approximately $145,000 was charged off, $52,000 renewed and $65,000 paid out.
  The increase in nonperforming assets from 1995 to 1996 resulted from the placement of one commercial credit on a nonaccrual status in 1996. The credit represented a pool of automobile loans for which the initial service provider discontinued processing payments. Although a new service provider continued payment processing, payment performance on loans within the pool prompted
MidSouth to charge off $115,000 of the credit in 1997.
  Loans past due 90 days and still accruing totaled
$245,232 at December 31, 1997 compared to $338,294 at
December 31, 1996 and $265,682 for the year ended
December 31, 1995.
  Loans to commercial borrowers are placed on nonaccrual when principal or interest is 90 days past due, or sooner if the full collectability of principal or interest is doubtful, except if the underlying collateral supports both the principal and accrued interest and the loan is in the process of collection.
Retail loans that are not placed on nonaccrual but that become 120 days past due are routinely charged off.
Loans classified for regulatory purposes but not included in Table 3 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with the loan repayment terms.
  Allowance for Loan Losses. Provisions totalling
$854,400, $674,500 and $225,000, for the years 1997,
1996 and 1995, respectively, were necessary to bring the allowance to a level considered by management to be sufficient to cover probable losses in the loan portfolio. Additional provisions were made in 1997 due primarily to losses in the installment loan portfolio and the growth experienced in loans during the year.
Losses within the lease financing receivables portfolio resulted in increased provisions for 1996. Table 4 analyzes activity in the allowance for 1997 and 1996.
Specific reserves within the allowance are allocated to loans on a nonaccrual status for which the underlying collateral value is insufficient to cover the principal remaining on the loan. A portion of the unallocated reserve is assigned to accruing loans that are classified for regulatory purposes. The remainder of the allowance represents a percentage of all other credits based on gradings assigned in the loan review process.
  Quarterly evaluations of the allowance are performed in accordance with Section 217 of the OCCOs manual and Banking Circular 201. Factors considered in determining



Table 3
Nonperforming Assets and Loans Past Due 90 Days

                                      December 31,
                             ____________________________
                                1997      1996      1995
                             ________  ________  ________

Nonperforming loans
   Nonaccrual loans          $260,875  $523,020  $386,510
   Restructured loans               -       835       943
                             ________  ________  ________

Total nonperforming loans     260,875   523,855   387,453

Other real estate owned, net   45,100   180,270   180,270
Other assets repossessed       13,234    10,015     3,118
                             ________  ________  ________

Total nonperforming assets   $319,209  $714,140  $570,841
                             ========  ========  ========
Loans past due 90 days
or more and still accruing   $245,232  $338,294  $265,682

Nonperforming loans as a
% of total loans                 0.20%     0.55%     0.49%

Nonperforming assets as a
% of total loans, other
real estate owned and other
assets repossessed               0.24%     0.75%     0.72%

Allowance as a % of
nonperforming loans            542.30%   207.65%   271.49%
__________________________________________________________



provisions include estimated future losses in significant credits; known deterioration in concentrations of credit; historical loss experience;
trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems;
national and local economic conditions; the experience, ability and depth of lending management and the results of examinations of the loan portfolio by regulatory agencies and others. The process by which management determines the appropriate level of the allowance, and the corresponding provision for possible credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Sources of Funds
  Deposits. MidSouth's deposit focus in 1997 centered around the development of a sales culture designed to strengthen customer relationships. Development of the sales culture included the introduction of incentives offered to sales associates for the development of new and existing customer relationships. This sales focus, combined with big bank mergers creating an uncertain banking environment in MidSouth's markets, provided the opportunity for MidSouth to increase its deposit base.
As a result, MidSouth's deposits grew $28.5 million, from $171.6 million in 1996 to $200.1 million in 1997.
MidSouth's newest office in Morgan City contributed
$10.7 million to the increase in deposits in 1997.
  In 1996, MidSouth increased its deposits by $32.6 million, ending the year at $171.6 million compared to $139.0 million at December 31, 1995. Approximately $7.7 million of the $32.6 million increase resulted from in an increase in public funds held on deposit. The



Table 4 - Summary of Loan Loss Experience (in thousands)
__________________________________________________________________

                                                 1997      1996
                                               ______    ______
BALANCE AT BEGINNING OF YEAR                   $1,088    $1,052

CHARGE-OFFS
    Commercial, Financial and Agricultural        189       109
    Real Estate - Mortgage                          -         1
    Installment Loans to Individuals              352       269
    Lease Financing Receivables                   192       517
                                               ______    ______

      Total Charge-offs                           733       896
                                               ______    ______

RECOVERIES
    Commercial, Financial and Agricultural         32        11
    Real Estate - Mortgage                          2        20
    Installment Loans to Individuals               86        78
    Lease Financing Receivables                    86       148
                                               ______    ______

      Total Recoveries                            206       257
                                               ______    ______

Net Charge-offs                                   527       639
Additions to allowance charged to
  operating expenses                              854       675
                                               ______    ______

BALANCE AT END OF YEAR                         $1,415    $1,088
                                               =======   ======

Net charge-offs to average loans                 0.47%     0.75%
Year-end allowance to year-end loans             1.08%     1.15%



Refer to "Balance Sheet Analysis - Asset Quality - Allowance for Loan Losses" for a description of the factors which influence management's judgement in determining the amount of the provisions to the allowance.


                                          % of category                 % of category
Allowance for Loan Losses      1997       to total loans      1996      to total loans
                             ___________________________    __________________________
    Commercial, Financial
      and Agricultural       $    80              32.03%    $   150             29.63%
    Real Estate - Construction                     1.63%                         1.80%
    Real Estate - Mortgage                        40.47%         10             38.28%
    Installment Loans to
    Individuals                                   21.66%         13             27.81%
    Lease Financing Receivables                    3.65%                         2.35%
    Other                                          0.56%                         0.13%
    Unallocated                1,335                            915
                              ______             ______      ______            ______
                              $1,415             100.00%     $1,088            100.00%
                              ======             ======      ======            ======
_______________________________________________________________________________________




remainder of the growth resulted from development of branch markets, which included the promotion of a new deposit product, "Value Checking". In addition, a direct mail promotion of MidSouth as a locally owned bank contributed to the development of each branch market.
  Non-interest bearing deposits represented 29% of total deposits at December 31, 1995, 1996 and 1997. Core deposits, defined as all deposits other than certificates of deposit ("CD's") of $100,000 or more, represented 84% of total deposits at December 31, 1997, compared to 89% at December 31, 1996 and 91% at December 31, 1995. CD's of $100,000 or more totaled
$32.7 million at year-end 1997, an increase of $13.6 million from the $19.1 million reported at year-end
1996. Of the $13.6 million increase, $7.8 million represents public fund CD's added in the second half of 1997 through a new contract. Additional CD's of $100,000 or more were deposited in response to specific market promotions that offered premium rates for a limited time on new deposits. The promotions were designed to ensure relationship banking with MidSouth by requiring the opening of a checking account to qualify for the preferred rate.
  MidSouth's deposit rates are competitive within its market and MidSouth has no brokered deposits. Although time deposits of $100,000 can exhibit greater volatility due to changes in interest rates and other factors than do core deposits, management believes that any volatility experienced could be adequately met with current levels of asset liquidity or access to alternate funding sources. Additional information on MidSouth's deposits appears in Note 7 to MidSouth's

Consolidated Financial Statements.
  Borrowed Funds. As of December 31, 1997, MidSouth maintained one repurchase agreement totaling $69,443.
Long term borrowings increased $1.7 million from December 31, 1996 to December 31, 1997. On June 23,
1997, MidSouth refinanced its $2.5 million line of credit with another financial institution, paying out existing borrowings of $883,355 and receiving advances of $1,385,024 under the new line of credit. The additional $500,000 advanced under the new line was injected into the capital of the Bank. Throughout the remainder of 1997, MidSouth borrowed an additional
$300,000 for operational expenses. At any time prior to June 23, 1999, MidSouth may request advances up to but not exceeding an aggregate principal amount of $2,500,000 at any one time outstanding. Advances under the line of credit bear interest at a variable rate equal to the prime commercial rate of interest quoted in the "Money Rates" section of the Wall Street Journal minus fifty basis points (.50%). The current rate is 8.00%. Interest under the note is due and payable quarterly in arrears on the last day of each quarter beginning September 30, 1997. Beginning June 30, 1999, principal payments in the amount of 11.11% of the amount of the loan balance on June 30, 1999 are due and payable in eight consecutive annual installments on June 30 of each succeeding calendar year. The remaining balance of the loan is due and payable in a ninth and final installment on June 30, 2007.
  The Finance Company paid out borrowings of $600,000 against its line of credit on June 23, 1997 with $675,000 in advances against a new $1,200,000 line of credit. Advances under the line of credit bear interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall
Street Journal plus 25 basis points (.25%). The current rate is 8.75%. Interest on the line is payable monthly, with principal due at maturity on May 1, 1998. Advances totaling $390,000 were funded under the line during the remainder of 1997.
  Additional information regarding the notes payable is provided in Note 8 to MidSouth's Consolidated Financial
Statements.
  The ESOP note held by the Bank was refinanced in the amount of $150,000 on March 11, 1997 at a fixed rate of 7.00% payable in monthly installments of $2,264 with payment in full due on March 10, 2004. Loan proceeds totaling $125,269 were added to the $24,731 remaining on the maturing note. The ESOP purchased 11,135 shares of MidSouth common stock at the current market value of $11.25 per share with the additional proceeds. The ESOP obligation constitutes a reduction of MidSouth's stockholders' equity because the primary source of loan repayment is contributions by the Bank to the ESOP; however, the loan is not guaranteed by either
MidSouth Bank or MidSouth. The ESOP note was eliminated from total loans and long-term debt as an intercompany balance in MidSouth's December 31, 1996 and 1997 consolidated financial statements.
  Capital. MidSouth and the Bank are required to maintain certain minimum capital levels. Risk- based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets. At December 31, 1997, MidSouth and the Bank were in compliance with statutory minimum capital requirements. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier
1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of December 31, 1997, MidSouth's Tier 1 capital to average adjusted assets (the "leverage ratio") was 6.00% as compared to 6.30% at December 31, 1996. Tier 1 capital to risk weighted assets was 9.19% and 10.82% for 1997 and 1996, respectively. Total capital to risk weighted assets was 10.22% and 11.87%, respectively, for the same periods. The Bank's leverage ratio was 6.77% at December 31, 1997 compared to 6.52% at December 31, 1996. The risk-based capital ratios decreased due to the significant growth experienced by the Bank in 1997. This growth in assets prompted
MidSouth to inject $500,000 of capital into the Bank in 1997.
  The Federal Deposit Insurance Corporation Improvement
Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates. The Bank continued to be classified as "well capitalized" throughout 1995, 1996 and 1997 and also improved its supervisory subgroup rating. No significant restrictions are placed on the Bank as a result of this classification.
  As discussed under the heading "Balance Sheet Analysis
- Securities," $81,966 in unrealized gains on securities available-for-sale, net of a deferred tax asset of $51,505 were recorded as additional stockholders' equity as of December 31, 1997. In contrast, $114,530 in unrealized losses on securities available-for-sale, net of a deferred tax liability of $24,180 were recorded as a reduction to stockholders' equity as of December 31, 1996. While the net unrealized gain or loss on securities available for sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios. The net unrealized gains and losses reported for December 31, 1997 and 1996 did, however, affect MidSouth's equity to assets ratio for financial reporting purposes. The ratio of equity to assets was 5.96% for year-end 1997 and 6.13% for year-end 1996.
  Interest Rate Sensitivity. Interest rate sensitivity is the sensitivity of net interest income to changes in market rates of interest. The initial step in the process of monitoring MidSouth's interest rate sensitivity involves the preparation of a basic "gap" analysis of earning assets and interest-bearing liabilities. The analysis presents differences in the repricing and maturity characteristics of earning assets and interest-bearing liabilities for selected time periods.
  During 1997, MidSouth utilized the Sendero model of asset and liability management. The Sendero model uses basic gap data and additional information regarding rates and prepayment characteristics to construct a gap analysis that factors in repricing characteristics and cash flows from payments received on loans and mortgage-backed securities. The resulting Sendero gap analysis is presented in Table 5.
  With the exception of NOW, money market and savings


TABLE 5 - Interest Rate Sensitivity Table December 31, 1997 (in thousands)
______________________________________________________________________________________________

                                                                              Non-
                                                                            interest
                            0-3 MOS   4-6 MOS   7-12 MOS  1-5 YRS   >5 YRS  Bearing    Total
                            _______   _______   _______   _______  _______  _______   ________
ASSETS

Interest Bearing Deposits       $49                                                        $49
Fed Funds Sold                8,060                                                      8,060
Investments
   Mutual Funds                 982                                                        982
   Investment Securities      3,375     3,330     4,066    13,803   15,862              40,436
   Mortgage-backed Securities 1,560       832     1,456     4,187    4,165              12,200
Loans
   Fixed Rate                23,157    12,115    16,937    46,276    1,910             100,395
    Variable Rate            30,494                                                     30,494
Other Assets                                                                 25,911     25,911
Allowance for
   Loan and Losses                                                           (1,415)    (1,415)
                            _______   _______   _______   _______  _______  _______   ________
Total Assets                $67,677   $16,277   $22,459   $64,266  $21,937  $24,496   $217,112
                            _______   _______   _______   _______  _______  _______   ________

LIABILITIES

Repurchase Agreement            $69                                                        $69
NOW                           2,461     2,227     3,837    13,821    3,489              25,835
MMDA                          2,924     2,645     4,558    16,418    4,143              30,688
Savings                         955       864     1,488     5,361    1,353              10,021
CD'S                         27,686    13,876    22,183    11,315                       75,060
Demand Deposits                                                              58,464     58,464
Other Liabilities                       1,083               1,179      937      845      4,044
Stockholders' Equity                                                         12,931     12,931

                            _______   _______   _______   _______  _______  _______   ________

Total Liabilities           $34,095   $20,695   $32,066   $48,094   $9,922  $72,240   $217,112
                            _______   _______   _______   _______  _______  _______   ________


Gap                         $33,582   $(4,418)  $(9,607)  $16,172  $12,015 $(47,744)

Cumulative Gap              $33,582   $29,164   $19,557   $35,729  $47,744        -
Cumulative Gap/
                            =======   =======   =======   =======  =======  ========
   Total Assets               15.47%    13.43%     9.01%    16.46%   21.99%
                            _______   _______   _______   _______  _______

______________________________________________________________________________________________




deposits, the table presents interest-bearing liabilities on a contractual basis. While NOW, money market and savings deposits are contractually due on demand, historically, MidSouth has experienced stability in these deposits despite changes in market rates. Presentation of these deposits in the table, therefore, reflects delayed repricing throughout the time horizon.
  The resulting cumulative gap at one year is approximately $19,557,000 at December 31, 1997. The positive gap indicates MidSouth's total earning assets and interest-bearing liabilities maturing within one year are mismatched. However, the ratio of the one year cumulative gap to total assets of 9.01% is within internal policy guidelines. MidSouth's internal policy targets a one year cumulative gap position of a positive or negative 15% of total assets.
  The Sendero model also uses the gap analysis data in Table 5 and additional information regarding rates and payment characteristics to perform three simulation tests. The tests use market data to perform rate shock, rate cycle and rate forecast simulations to measure the impact of changes in interest rates, the yield curve and interest rate forecasts on MidSouth's net interest income and market value of equity. Results of the simulations at December 31, 1997 were within policy guidelines. The results of the simulations are reviewed quarterly and discussed at MidSouth's Funds Management committee meetings.
  MidSouth does not invest in derivatives and has none in its securities portfolio.

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

  Liquidity is provided primarily by two sources: a stable base of funding sources and an adequate level of assets that can be readily converted into cash.
MidSouth's core deposits are its most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity. Cash deposits at other banks, federal funds sold and principal payments received on loans and mortgage-backed securities provide the primary sources of asset liquidity for the Bank.
  In addition to these primary sources, the Bank has certain other sources available to meet the demand for funds if necessary. Approximately $10.8 million in securities maturing within twelve months provides an additional source of liquidity. These securities could be liquidated if necessary prior to maturity. MidSouth also has borrowing capabilities with three correspondent banks. Anticipated loan fundings could necessitate borrowing by the Bank during 1998.
  Parent Company Liquidity. At the parent company level, cash is needed primarily to service outstanding debt and pay dividends on preferred and common stock. The parent company has a note payable to a financial institution, the terms of which are described in Note 8 to MidSouth's Consolidated Financial Statements. Funds to meet payments on notes in the past several years have come primarily from the sale of MidSouth's common stock to the Directors' Deferred Compensation Trust and to the ESOP and from funds received from the Bank under a tax sharing agreement with the parent company. Funds received from these sources are not expected to be sufficient to meet debt service obligations throughout
1998. Sales of MidSouth common stock through a dividend reinvestment and direct stock purchase plan combined with dividends from the Bank, if necessary, will provide additional liquidity for the parent company. As of January 1, 1998, the Bank had the ability to pay dividends to the parent company of approximately
$3,700,000 without prior approval from its primary regulator. In addition, MidSouth has the ability to borrow against its $2.5 million line of credit with a financial institution. The unused portion of the line totaled approximately $800,000 at year-end 1997.
  Dividends. The primary source of cash dividends on MidSouth's preferred and common stock is distributions from the Bank and common stock purchases through the Dividend Reinvestment and Direct Stock Purchase Plan.
As stated above under "Parent Company Liquidity", the Bank has the ability to declare dividends to the parent company without prior approval of its primary regulator. However, the Bank's ability to pay dividends would be prohibited if the result would cause the Bank's regulatory capital to fall below minimum requirements.
  Cash dividends totaling $280,461 and $354,336 were paid to common stockholders during 1996 and 1997, respectively. It is the intention of the Board of Directors of MidSouth to continue to pay quarterly dividends on the common stock at the rate of $.06 per share. Cash dividends on the common stock are subject to payment of dividends on the Cumulative Convertible
Preferred Stock, Series A ("Preferred Stock") issued in conjunction with the acquisition of Sugarland Bank, as well as other considerations. Additional information regarding MidSouth's Preferred Stock is included in
Note 13 to MidSouth's Consolidated Financial
Statements.
  On August 6, 1997, MidSouth declared a 12 1/2% stock dividend payable to shareholders of record on August
27, 1997. The dividend increased the common shares outstanding by 174,496. The conversion rate on the preferred stock was adjusted to 1.999 due to the stock dividend.
  On August 19, 1996, MidSouth effected a four for three stock split by way of a stock dividend to its common stockholders of record as of July 31, 1996. The stock split increased the common shares outstanding at the time from 994,627 to 1,326,025. Accordingly, the conversion rate on the Preferred Stock was adjusted to
1.777 shares of MidSouth Common Stock for each share of Preferred Stock converted.
  A total of $154,474 in dividends were paid on MidSouth's Preferred Stock in 1997. Assuming no conversion of preferred stock in 1998, the aggregate amount of dividends on the preferred stock in 1998 is expected to be $151,649.

The Year 2000 Issue
  On May 16, 1997, the Office of the Comptroller of the
Currency ("OCC") issued an advisory letter addressing
Year 2000 issues and their examination approach. To maintain safe and sound banking practices, institutions are required to take appropriate measures to insure efficient operations of computer systems beyond the year 2000. Programming changes for critical systems and testing of vendors and service providers should be completed by December 31, 1998. MidSouth's Board of
Directors established a Year 2000 compliance committee in June of 1997. The committee has begun to assess the size and complexity of the Year 2000 issues and will report to the Board and recommend changes to hardware and software as they are identified. The committee is also responsible for conducting testing of all areas to insure efficient computer operations. In addition, the committee plans to discuss year 2000 issues and their potential impact on the business operations of MidSouth customers and suppliers. The committee is currently analyzing the impact that compliance with the Year 2000 may have on earnings, but the Company is unable at this time to state whether the cost of addressing year 2000 issues will or will not be material.

Impact of New Accounting Standards
  In June 1997, the FASB issued Statement of Financial
Standards No. 130, "Reporting Comprehensive Income" which requires that an enterprise report by major components and as a single total, the change in net assets during the period from non-owner sources and SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997. The Company is in the process of reviewing its operating segments.


CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 1997 AND 1996
_______________________________________________________________________________


ASSETS                                             1997           1996

Cash and due from banks                       $ 15,774,024   $ 11,314,562
Federal funds sold                               8,060,000     14,100,000
                                              ____________   ____________
     Total cash and cash equivalents            23,834,024     25,414,562

Interest-bearing deposits in banks                  48,928        406,798
  Securities available-for-sale at fair
  value (amortized cost of $36,750,950
  in 1997 and $47,387,766 in 1996)              36,884,465     47,249,059
Securities held-to-maturity (estimated
  fair value of $17,459,865 in 1997 and
  $9,700,307 in 1996)                           16,732,827      9,547,853
Loans, net of allowance for loan losses
  of $1,414,826 in 1997 and $1,087,790
  in 1996                                      129,473,318     93,740,719
Accrued interest receivable                      1,638,931      1,386,596
Premises and equipment, net                      6,973,150      5,808,952
Other real estate owned, net                        45,100        180,270
Goodwill, net                                      241,902        276,523
Other assets                                     1,239,770      1,216,920
                                              ____________   ____________

                                              $217,112,415   $185,228,252
                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                         $58,464,087    $49,943,207
  Interest bearing                             141,603,664    121,673,301
                                              ____________   ____________

     Total deposits                            200,067,751    171,616,508

Securities sold under repurchase agreements         69,443        104,414
Accrued interest payable                           543,936        397,259
Notes payable                                    3,198,794      1,521,435
Other liabilities                                  301,181        228,465
                                              ____________   ____________

     Total liabilities                         204,181,105    173,868,081
                                              ____________   ____________

Commitments and Contingencies (Note 9)                   -              -

Stockholders' equity:
   Convertible preferred stock, $14.25
    par value, 5,000,000 shares authorized,
    160,756 and 171,956 issued and
    outstanding at December 31, 1997 and
    1996, respectively                           2,290,773      2,450,373
   Common stock, $.10 par value, 5,000,000
    shares authorized;
    1,581,053 and 1,364,903 issued and
    outstanding at December 31, 1997 and
    1996, respectively                             158,106        136,491
   Additional paid in capital                    9,862,700      6,738,943
   Unearned ESOP shares                           (137,243)       (30,836)
   Unrealized gains (losses) on securities
    available-for-sale, net of deferred
    taxes of $51,505 in 1997 and $24,177
    in 1996                                         81,966       (114,530)
   Retained earnings                               675,008      2,179,730
                                              ____________   ____________

     Total stockholders' equity                 12,931,310     11,360,171
                                              ____________   ____________

                                              $217,112,415   $185,228,252
                                              ============   ============

See notes to consolidated financial statements.




                      Midsouth Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

____________________________________________________________________________

                                              1997          1996         1995
INTEREST INCOME:
   Loans, including fees                  $11,625,789    $8,803,467   $7,226,469
   Securities:
     Taxable                                2,886,273     2,736,086    1,909,901
     Nontaxable                               794,065       404,184      148,420
   Federal funds sold                         470,289       628,680      442,794
                                          ___________    __________   __________

     Total interest income                 15,776,416    12,572,417    9,727,584
                                          ___________    __________   __________

INTEREST EXPENSE:
   Deposits                                 5,655,770     4,457,556    3,125,813
   Other - principally on long-term debt      238,423        84,171       99,513
                                          ___________    __________   __________

     Total interest expense                 5,894,193     4,541,727    3,225,326
                                          ___________    __________   __________

NET INTEREST INCOME                         9,882,223     8,030,690    6,502,258

PROVISION FOR LOAN LOSSES                     854,400       674,500      225,000
                                          ___________    __________   __________

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                9,027,823     7,356,190    6,277,258
                                          ___________    __________   __________

NON-INTEREST INCOME:
   Service charges on deposit accounts      2,101,956     1,489,211    1,137,314
   Gain on sale of securities, net             94,913         1,176            -
   Credit life insurance                      190,590       238,911      175,314
   Other charges and fees                     512,002       408,987      270,398
                                          ___________    __________   __________

                                            2,899,461     2,138,285    1,583,026
                                          ___________    __________   __________

NON-INTEREST EXPENSES:
   Salaries and employee benefits           4,509,683     3,668,824    2,794,654
   Occupancy expense                        2,163,855     1,754,309    1,251,797
   Other                                    2,912,250     2,417,558    2,025,678

                                          ___________    __________   __________
                                            9,585,788     7,840,691    6,072,129
                                          ___________    __________   __________

INCOME BEFORE INCOME TAXES                  2,341,496     1,653,784    1,788,155

PROVISION FOR INCOME TAXES                    586,804       417,286      546,545
                                          ___________    __________   __________

NET INCOME                                  1,754,692     1,236,498    1,241,610

PREFERRED DIVIDEND REQUIREMENT                154,475       155,421       38,142
                                          ___________    __________   __________

NET INCOME AVAILABLE TO COMMON
   STOCKHOLDERS                            $1,600,217    $1,081,077   $1,203,468
                                          ===========    ==========   ==========
EARNINGS PER COMMON SHARE:

   BASIC                                        $1.03          $.72         $.82
                                          ===========    ==========   ==========
   DILUTED                                       $.92          $.67         $.76
                                          ===========    ==========   ==========

See notes to consolidated financial statements.




                                MIDSOUTH BANCORP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
_______________________________________________________________________________________________

                                                Preferred Stock              Common Stock
                                             ______________________      ____________________
                                              Shares       Amount         Shares     Amount

BALANCE, JANUARY 1, 1995                           -     $       -       713,988    $  71,399
Issuance of common stock                                                   9,685          968
Issuance of convertible preferred stock      187,286     2,668,826
Registration and related costs incurred
   in connection with issuance of
   preferred stock
Stock split on common stock effected
   in the form of a 33-1/3% dividend                                     240,267       24,027
Dividends declared on common stock -
  $.08 per share
Dividends accrued on preferred stock
Stock options exercised                                                    4,000          400
Net income
ESOP obligation repayments
Net change in unrealized gains (losses)
   on securities available-for-sale,
   net of tax
                                             _______     _________       _______       ______
BALANCE, DECEMBER 31, 1995                   187,286     2,668,826       967,940       96,794

Issuance of common stock                                                  13,001        1,300
Dividends declared on common stock -
  $.19 per share
Dividends paid on preferred stock
Stock options exercised                                                   28,666        2,867
Preferred stock conversion                   (15,330)     (218,453)       23,898        2,390
Stock split on common stock effected
   in the form of a 33-1/3% dividend                                     331,398       33,140
Net income
ESOP obligation repayments
Net change in unrealized gains
   (losses) on securities
   available-for-sale, net of tax
                                             _______     _________       _______       ______

BALANCE, DECEMBER 31, 1996                   171,956     2,450,373     1,364,903      136,491

Issuance of common stock                                                  21,598        2,159
Dividends declared on common
  stock - $.23 per share
Dividends paid on preferred stock
Preferred stock conversion                   (11,200)     (159,600)       20,056        2,006
Stock split on common stock effected
  in the form of a 12.5% dividend                                        174,496       17,450
Registration and related costs
  associated with dividend
  reinvestment plan
Net income
Net change in ESOP obligation
Net change in unrealized gains
   (losses) on securities
   available-for-sale, net of tax
                                             _______     _________     _________     ________

BALANCE, DECEMBER 31, 1997                   160,756    $2,290,773     1,581,053    $ 158,106
                                             =======     =========     =========     ========
See notes to consolidated financial statements.

_______________________________________________________________________________________________



(THE OTHER HALF OF THE PREVIOUS TABLE FOLLOWS:)


                                                                         Unrealized
                                                                           Gains
                                                                        (Losses) on
                                           Additional                    Securities
                                             Paid in         ESOP         Available      Retained
                                             Capital       Obligation     for Sale       Earnings     Total
                                          ___________________________________________________________________
BALANCE, JANUARY 1, 1995                   $6,144,070     $   (73,021)   $(1,062,800)   $ 293,698  $  5,373,346
Issuance of common stock                      123,865                                                   124,833
Issuance of convertible preferred stock                                                               2,668,826
Registration and related costs incurred
  in connection with issuance of
  preferred stock                            (120,525)                                                 (120,525)
Stock split on common stock effected
  in the form of a 33-1/3% dividend           (24,027)                                       (782)         (782)
Dividends declared on common stock -
  $.08 per share                                                                         (115,750)     (115,750)
Dividend accrued on preferred stock                                                       (38,142)      (38,142)
Stock options exercised                        41,060                                                    41,460
Net income                                                                              1,241,610     1,241,610
ESOP obligation repayments                                     18,864                                    18,864
Net change in unrealize gains (losses) on
  securities available-for-sale,
  net of tax                                                               1,161,750                  1,161,750
                                           __________        ________     __________   __________    __________
BALANCE, DECEMBER 31, 1995                  6,164,443         (54,157)        98,950    1,380,634    10,355,490

Issuance of common stock                      164,797                                                   166,097
Dividends declared on common stock
  - $.19 per share                                                                       (280,461)     (280,461)
Dividends paid on preferred stock                                                        (155,421)     (155,421)
Stock options exercised                       226,780                                                   229,647
Preferred stock conversion                    216,063
Stock split on common stock effected
  in the form of a 33-1/3% dividend           (33,140)                                     (1,520)       (1,520)
Net income                                                                              1,236,498     1,236,498
ESOP obligation repayments                                     23,321                                    23,321
Net change in unrealized gains (losses)
  on securities available-for-sale,
  net of tax                                                                (213,480)      (213,480)
                                           __________      __________     __________      _________ ___________
BALANCE, DECEMBER 31, 1996                  6,738,943         (30,836)      (114,530)     2,179,730  11,360,171

Issuance of common stock                      258,870                                                   261,029
Dividends declared on common stock -
  $.23 per share                                                                           (354,336)   (354,336)
Dividends paid on preferred stock                                                          (154,474)   (154,474)
Preferred stock conversion                    157,594                                           (47)        (47)
Stock split on common stock effected
  in the form of a 12.5% dividend           2,730,862                                    (2,750,557)     (2,245)
Registration and related costs
  associated with dividend
  reinvestment plan                           (23,569)                                                  (23,569)
Net income                                                                                1,754,692   1,754,692
Net change in ESOP obligation                                (106,407)                                 (106,407)
Net change in unrealized gains
  (losses) on securities available-
  for-sale, net of tax                                                       196,496                    196,496
                                           __________      __________     __________      _________ ___________
BALANCE, DECEMBER 31, 1997                 $9,862,700      $ (137,243)    $   81,966      $ 675,008 $12,931,310
                                           ==========      ==========     ==========      ========= ===========

See notes to consolidated financial statments.

________________________________________________________________________________________________________________



                      Midsouth Bancorp, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
_____________________________________________________________________________________

                                               1997           1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                              $1,754,692     $1,236,498     $1,241,610
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization          850,426        650,673        393,418
        Provision for loan losses              854,400        674,500        225,000
        Provision for losses on other real
           estate owned                         33,718              -         12,400
        Provision for deferred income taxes   (163,196)      (134,275)        82,367
        (Discount accretion) premium
          amortization, net                   (150,203)       168,342        123,283
        Gain on sales of securities            (94,913)        (1,176)             -
        Gain (loss) on sales of other
          real estate owned                      8,052           (163)           735
        Gain on sales of premises and
           equipment                                 -        (21,755)             -
        Change in accrued interest receivable (252,335)      (278,776)      (185,054)
        Change in accrued interest payable     146,677         74,368        101,682
        Other, net                             137,288       (702,267)      (505,859)
                                            __________     __________      _________
           Net cash provided by operating
             activities                      3,124,606      1,665,969      1,489,582
                                            __________     __________      _________


CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease (increase) in interest-
      bearing deposits in banks                357,870       (380,449)        22,073
    Proceeds from sales of securities
      available-for-sale                    12,990,400      1,993,633      2,288,617
    Proceeds from maturities and calls of
      securities available-for-sale         23,579,688      6,773,366      8,674,925
    Proceeds from securities held-to-
      maturity                                 229,322              -        145,946
    Purchases of securities available-for-
      sale                                 (25,694,503)   (20,429,811)   (10,178,931)
    Purchases of securities held-to-
      maturity                              (7,407,947)    (5,026,109)    (4,317,707)
    Loan originations, net of repayments   (36,693,406)   (16,615,170)    (9,631,750)
    Purchases of premises and equipment     (1,980,003)    (2,024,561)    (1,964,370)
    Proceeds from sale of premises and
      equipment                                      -        154,130              -
    Proceeds from sales of other real
      estate owned                              93,400          3,500         77,945
    Net cash received in connection with
      acquisition                                    -              -      3,388,259
                                            __________     __________      _________

         Net cash used in investing
           activities                      (34,525,179)   (35,551,471)   (11,494,993)
                                            __________     __________      _________


               (Continued)






CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
______________________________________________________________________________________

                                               1997           1996           1995
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                28,451,243     32,586,945     27,763,324
    Net decrease in repurchase agreements      (34,971)       (71,490)      (125,826)
    Issuance of notes payable                3,254,210      1,369,293      1,000,000
    Repayments of notes payable             (1,576,852)      (820,476)    (1,150,279)
    Proceeds from issuance of common stock     261,029        166,097        124,833
    Payment of dividends on common and
      preferred stock                         (508,810)      (256,641)       (57,675)
    Payment of fractional shares resulting
      from stock dividend                       (2,245)        (1,520)          (782)
    Proceeds from exercise of stock options
      and warrants                                   -        229,647         28,561
    Cost associated with dividend
      reinvestment plan                        (23,569)             -              -
    Costs incurred in connection with
      issuance of preferred stock                    -              -       (120,525)
                                            __________     __________      _________

        Net cash provided by financing
          activities                        29,820,035     33,201,855     27,461,631
                                            __________     __________     __________

NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                 (1,580,538)      (683,647)    17,456,220

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                         25,414,562     26,098,209      8,641,989
                                            __________     __________     __________

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                              $23,834,024    $25,414,562    $26,098,209
                                            ==========     ==========     ==========
SUPPLEMENTAL CASH FLOW
  INFORMATION:

  Interest paid                            $ 5,747,516    $ 4,467,359    $ 3,093,801
                                            ==========     ==========     ==========
  Income taxes paid                        $   716,467    $   500,570    $   466,723
                                            ==========     ==========     ==========

See notes to consolidated financial statements.

               (Concluded)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
______________________________________________________________

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  The consolidated financial statements of MidSouth Bancorp, Inc. (the Company) and its wholly owned subsidiaries
MidSouth National Bank (the Bank) and Financial Services of the South, Inc. (the Finance Company), have been prepared in accordance with generally accepted accounting principles and conform with general practices within the banking industry.
A summary of significant accounting policies follows:
  Description of Business - The Company is a bank holding company headquartered in Lafayette, Louisiana providing banking services to commercial and retail customers through its wholly owned subsidiary, the Bank. The Company also provides consumer loan services to individuals through the Finance Company.
  The Bank is community oriented and focuses primarily on offering competitive commercial and consumer loan and deposit services to individuals and small to middle market business.
  Consolidation - The consolidated financial statements of the Company include the accounts of the Company, the Bank and the Finance Company. Significant intercompany transactions and balances have been eliminated.
  Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
  Securities - Securities are being accounted for in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires the classification of securities into one of three categories: trading, available-for-sale, or held-to-maturity.
  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. The Company had no trading account securities during the three years ended December 31, 1997. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders' equity until realized.
  The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Amortization, accretion and accrued interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.
  Loans - Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to yield over the life of the related loan. Interest on commercial and real estate mortgage loans is recorded as income based upon the principal amount outstanding.
Unearned income on installment loans is credited to operations based on a method which approximates the interest method. Where doubt exists as to collectibility of a loan, the accrual of interest is discontinued and subsequent payments received are applied first to principal. Upon such discontinuances all unpaid accrued interest is reversed. Interest income is recorded after principal has been satisfied and as payments are received.
  The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.
The Company's impaired loans include troubled debt restructurings, and performing and non-performing major loans in which full payment of principal or interest is not expected. The Company calculates a reserve required for impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral.
  Generally, loans of all types which become 90 days delinquent are in the process of collection through repossession, foreclosure or have been deemed currently uncollectible. Loans deemed currently uncollectible are charged-off against the allowance account. As a matter of policy, loans are placed on a non-accrual status where doubt exists as to collectibility.
  Allowance for Loan Losses - The allowance for loan losses is a valuation account available to absorb probable losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the reserve for loan losses at the time of recovery. Periodically during the year, management estimates the probable level of losses in the existing portfolio based on the Company's past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral and current economic conditions. Based on these estimates, the allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).
  Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which generally range from 3 to 30 years. Leasehold improvements are amortized over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.
  Other Real Estate Owned - Real estate properties acquired through, or in lieu of, loan foreclosures are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.
  Income Taxes - Deferred income taxes are provided for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes.
  The Company computes deferred income taxes based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.
  Goodwill - Goodwill represents the excess of the cost over the fair value of net assets purchased and is being amortized over 15 years.
  Stock-Based Compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. The pro forma disclosures required by SFAS No. 123 are included in Note 12.
  Basic and Diluted Earnings Per Common Share - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128,
"Earnings Per Share." This Statement simplifies the standards for computing income per common share previously required under APB Opinion No. 15, "Earnings Per Share."
Basic earnings per common share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.
Diluted EPS is computed by dividing net income by the total of the weighted-average number of shares outstanding plus the effect of outstanding options and convertible preferred stock (see Note 14). SFAS No. 128 is effective for 1997 and required restatement of all prior period EPS data.
  Per Share Data - All per share data has been adjusted to give retroactive effect to the stock splits effected in the form of stock dividends paid in 1997, 1995 and 1994. Actual dividends paid per share were $.24 in 1997, $.24 in 1996 and $.12 in 1995.
  Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.
  Reclassifications - Certain reclassifications have been made to the 1996 and 1995 financial statements in order to conform to the classifications adopted for reporting in 1997.

2.   ACQUISITION

  On July 31, 1995, the Company completed the merger and acquisition of Sugarland Bancshares, Inc. The Company issued 187,286 shares of its cumulative convertible preferred stock to former shareholders of Sugarland Bancshares, Inc. The transaction was accounted for as a purchase. Had the acquisition occurred on January 1, 1995, net interest income, net income, net income available to common shareholders, basic earnings per share and diluted earnings per share would have been $6,990,396, $1,350,436, $1,129,456, $.77 and $.74 for the year ended December 31, 1995, respectively.
  In connection with the acquisition, liabilities were assumed as follows:


     Fair value of assets, excluding cash              $13,781,700
     Cash acquired                                       3,388,259
                                                      ____________
     Liabilities assumed                               $17,169,959
                                                      ============


  The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchase been made as of January 1, 1995 or of future results of operations of the combined companies.

3.  CASH AND DUE FROM BANKS

  The Company is required to maintain average reserve balances with the Federal Reserve Bank. "Cash and due from banks" in the consolidated statements of condition included amounts so restricted of $4,150,000 and $3,708,000 at December 31, 1997 and 1996, respectively.


4.  INVESTMENT SECURITIES

The portfolio of securities consisted of the following:


                                          December 31, 1997
                            _______________________________________________
                                           Gross      Gross
                             Amortized   Unrealized Unrealized
Available-for-Sale             Cost        Gains      Losses     Fair Value
                            ___________  __________ __________  ___________

U.S. Treasury securities    $20,393,458    $145,351  $41,897    $20,496,912
U.S. Government agencies        751,487       1,853    2,478        750,862
Obligations of states and
 political subdivisions       1,415,952       4,171   13,920      1,406,203
Mortgage-backed securities    8,335,813     102,520   17,030      8,421,303
Collateralized mortgage
 obligations                  3,863,690         221   27,175      3,836,736
Mutual funds                  1,000,000           -   18,101        981,899
Other                           990,550           -        -        990,550
                            ___________  __________ __________  ___________

                            $36,750,950    $254,116 $120,601    $36,884,465
                            ===========  ========== ==========  ===========



                                          December 31, 1996
                            _______________________________________________
                                           Gross      Gross
                             Amortized   Unrealized Unrealized
Available-for-Sale             Cost        Gains      Losses     Fair Value
                            ___________  __________ __________  ___________

U.S. Treasury securities    $23,733,151     $77,101  $124,391    $23,685,861
U.S. Government agencies        860,178       3,641     5,142        858,677
Obligations of states and
   political subdivisions       196,070       4,129         -        200,199
Mortgage-backed securities   15,431,087     126,288    88,480     15,468,895
Collateralized mortgage
   obligations                4,345,330          35    64,283      4,281,082
Mutual funds                  2,000,000           -    67,605      1,932,395
Other                           821,950           -         -        821,950
                            ___________    ________  ________    ___________
                            $47,387,766    $211,194  $349,901    $47,249,059
                            ===========    ========  ========    ===========




                                          December 31, 1997
                            _______________________________________________
                                           Gross      Gross
                             Amortized   Unrealized Unrealized
Held-to-Maturity               Cost        Gains      Losses     Fair Value
                            ___________  __________ __________  ___________

Nontaxable obligations of
  states and political
  subdivisions              $16,732,827    $733,821    $6,783    $17,459,865
                            ===========    ========    ======    ===========





                                          December 31, 1996
                            _______________________________________________
                                           Gross      Gross
                             Amortized   Unrealized Unrealized
Held-to-Maturity               Cost        Gains      Losses     Fair Value
                            ___________  __________ __________  ___________

Nontaxable obligations of
  states and political
  subdivisions               $9,547,853    $238,774   $86,320     $9,700,307
                             ==========    ========   =======     ==========



The amortized cost and fair value of securities at December 31, 1997 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                           Amortized
Available-for-Sale                           Cost           Fair Value
                                          __________        __________

Due in one year or less                   $8,312,164        $8,286,420
Due after one year through five years     13,917,641        14,028,690
Due after five years through ten years       510,952           512,174
Due after ten years                          820,140           808,592
Mortgage-backed securities                12,199,503        12,258,039
Other securities                             990,550           990,550
                                          __________        __________

                                         $36,750,950       $36,884,465
                                          ==========        ==========


                                           Amortized
Held-to-Maturity                             Cost           Fair Value
                                          __________        __________

Due in one year or less                      $25,000           $25,311
Due after one year through five years        105,000           108,420
Due after five years through ten years     5,820,205         6,117,754
Due after ten years                       10,782,622        11,208,380
                                          __________        __________

                                         $16,732,827       $17,459,865
                                          ==========        ==========



  Proceeds from sales of securities available-for-sale during 1997 were $12,990,400. A gross gain of $146,616 and a gross loss of $61,437 were recognized on those sales. Proceeds from sales of securities available-for-sale during 1996 and 1995 were $1,993,633 and $2,888,617, respectively. A gross gain of $1,176 was recognized on sales in 1996. There were no gross losses realized on sales during 1996. No gains or losses were recognized on sales in 1995.
  Securities with an aggregate carrying value of approximately $26,800,000 and $35,300,000 at December 31, 1997 and 1996
were pledged to secure public funds on deposit and for other purposes required or permitted by law.
  The Company's collateralized mortgage obligations (CMO's) have sequential pay structures and have estimated average lives of less than four years.


5.  LOANS

The loan portfolio consisted of the following:

                                                   December 31
                                           __________________________
                                                1997         1996

Commercial, financial and agricultural     $41,920,105    $28,100,137
Lease financing receivable                   4,774,818      2,231,843
Real estate - mortgage                      52,969,893     36,302,817
Real estate - construction                   2,129,631      1,705,161
Installment loans to individuals            28,350,804     26,369,119
Other                                          742,893        119,432
                                          ____________    ___________
                                           130,888,144     94,828,509

Less allowance for loan losses              (1,414,826)    (1,087,790)
                                          ____________    ___________
                                          $129,473,318    $93,740,719
                                          ============    ===========



  Loans are stated net of unearned income and loan origination fees in the above table. The amount of such items is not significant.
  The Company generally makes loans in its market areas of Lafayette, Jefferson Davis, Iberia, St. Landry, St. Mary, Calcasieu, and St. Martin Parishes. Loans on which the accrual of interest has been discontinued amounted to $260,875 and $523,855 at December 31, 1997 and 1996,
respectively. If interest on these types of loans had been accrued, the income that would have been recognized would have approximated $89,000, $79,000 and $42,000 for the years ended December 31, 1997, 1996 and 1995. Interest income recognized on those loans, which is recorded only when received, amounted to $3,500, $34,000 and $17,000 for 1997,
1996 and 1995, respectively.



An analysis of the activity in the allowance for loan losses is as follows:

                                           Year Ended December 31,
                                   __________________________________
                                       1997       1996          1995
Balance at beginning of year       $1,087,790  $1,051,898    $873,934
Provision for loan losses             854,400     674,500     225,000
Addition of acquired reserve                -           -     115,093
Recoveries                            205,409     257,051      91,481
Loans charged off                    (732,773)   (895,659)   (253,610)
                                   __________  __________  __________
Balance at end of year             $1,414,826  $1,087,790  $1,051,898
                                   ==========  ==========  ==========


  No loans were transferred to other real estate owned during the year ended December 31, 1997. During the years ended December 31, 1996 and 1995, approximately $3,000 and $18,000 of loans were transferred to other real estate owned, respectively.
  As of December 31, 1997 and 1996, loans outstanding to certain directors, officers, and their affiliates were $1,069,529 and $422,968, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are made in the ordinary course of business, on the same terms and conditions, including interest rates and collateralization, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.
  An analysis of the 1997 activity with respect to these related party loans is as follows:


Balance, January 1, 1997                $422,968
New loans                                887,814
Repayments                              (241,253)
                                      __________
Balance, December 31, 1997            $1,069,529
                                      ==========


  At December 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired was $185,388 and $418,794, respectively, substantially all of which had related reserves recorded. The related reserves for these loans were $80,000 and $134,716 at December 31, 1997 and 1996, respectively. Interest income on these types of loans would have approximated $37,000, $41,000 and $24,000 for 1997, 1996 and 1995, respectively, if interest had been accrued. Interest income actually recognized on those loans amounted to $3,500, $33,000 and $19,000 for 1997, 1996 and
1995, respectively.



6.  BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                December 31,
                                        ___________________________
                                           1997             1996
Buildings and improvements              $4,471,531       $3,441,573
Furniture, fixtures, and equipment       4,494,780        3,884,752
Automobiles                                290,542          260,008
Leasehold improvements                     653,885          633,977
Construction-in-process                    409,798          130,757
                                        __________       __________
                                        10,320,536        8,351,067
Less accumulated depreciation
  and amortization                      (3,347,386)      (2,542,115)
                                        __________       __________
                                        $6,973,150       $5,808,952
                                        ==========       ==========




7.  DEPOSITS

Deposits consisted of the following:

                                                 December 31,
                                       _____________________________
                                            1997             1996
Non-interest bearing                   $58,464,087      $49,943,207
Savings and money market                40,709,245       32,695,085
NOW accounts                            25,834,206       33,312,529
Time deposits under $100,000            42,360,075       36,571,046
Time deposits over $100,000             32,700,138       19,094,641
                                       ___________      ___________
                                      $200,067,751     $171,616,508
                                       ===========      ===========




The Company has no brokered deposits and there are no major concentrations of deposits. Substantially all deposits mature within one year.

8.  NOTES PAYABLE

Notes payable consisted of the following:

                                                December 31,
                                        ___________________________
                                           1997              1996
Note payables to financial
  institutions                          $2,768,313       $1,050,097
FHLB borrowings                            430,481          471,338
                                        __________       __________
                                        $3,198,794       $1,521,435
                                        ==========       ==========



The note payables to financial institutions consist of advances against lines of credit established by the Company and the Finance Company and an automobile loan payable by the Finance Company.
On June 23, 1997, MidSouth refinanced its $2.5 million line of credit with another financial institution, paying out existing borrowings of $883,355 and receiving advances of $1,385,024 under the new line of credit. At any time prior to June 23, 1999, MidSouth may request advances up to but not exceeding an aggregate principal amount of $2,500,000 at any one time outstanding. Advances under the line of credit bear interest at a variable rate equal to the prime commercial rate of interest quoted in the "Money Rates" section of the Wall Street Journal minus fifty basis points (.50%). At December 31, 1997, the effective rate was 8%. Interest under the note is due and payable quarterly in arrears on the last day of each quarter beginning September 30, 1997. Beginning June 30, 1999, principal payments in the amount of 11.11% of the amount of the loan balance on June 30, 1999 are due and payable in eight consecutive annual installments on June 30 of each succeeding calendar year. The remaining balance of the loan is due and payable in a ninth and final installment on June 30, 2007. The Company has pledged all of the Bank's stock as collateral on this note. The loan agreement has certain covenants which, among other things, require the maintenance of certain levels of stockholders' equity and net income and sets a limit on the maximum amount of nonperforming assets. The Company was in compliance with these covenants at December 31, 1997. The principal balance on this note at December 31, 1997 was $1,685,023.
The Finance Company paid out borrowings of $600,000 against its line of credit on June 23, 1997 with $675,000 in advances against a new $1,200,000 line of credit. Advances under the line of credit bear interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus 25 basis points (0.25%). At December 31, 1997, the effective rate was 8.75%. Interest on the line is payable monthly, with principal due at maturity on May 1, 1998. Advances totaled $1,065,000 at December 31, 1997. The Finance Company has pledged (1) all its promissory notes, credit sales agreements, installment sales contracts, chattel paper, negotiable paper or other written evidence of indebtedness to the Finance Company; (2) all of its accounts receivable; and (3) all of its common stock as collateral on this note. A note payable of the Finance Company dated June 5, 1996 bears interest at 4.80% and is due on June 5, 2000. This note payable is payable in 48 monthly installments over the term of the loan. The principal balance remaining on the note at December 31, 1997 and 1996 was $18,290 and $25,575, respectively.
At December 31, 1997, the Bank had four FHLB borrowings outstanding. These borrowings bear interest at rates between 5.49% and 7.28%, and have maturities from February 1999 to June 2001. Monthly principal and interest payments ranges from approximately $350 on the smallest borrowing to approximately $4,710 on the largest borrowing, with balloon payments due at maturity. The borrowings are secured by a blanket floating lien on certain of the Bank's mortgage loans.
Aggregate annual maturities on notes payable are as follows:


     1998                                $1,115,472
     1999                                   356,739
     2000                                   240,006
     2001                                   363,171
     2002                                   187,206
     Thereafter                             936,200
                                         __________
                                         $3,198,794
                                         ==========




9.  COMMITMENTS AND CONTINGENCIES

At December 31, 1997, future annual minimum rental payments due under noncancelable operating leases, primarily for land, are as follows:

     1998                                  $411,340
     1999                                   388,476
     2000                                   387,615
     2001                                   393,138
     2002                                   396,340
     Thereafter through 2058              5,566,592
                                         __________
                                         $7,543,501
                                         ==========


  Minimum rental payments have not been reduced by minimum sublease rentals of approximately $60,000 due in the future under noncancelable subleases.
Rental expense under operating leases for 1997, 1996 and 1995 was $399,961, $370,275, and $266,558, respectively.
Sublease income amounted to $31,800 in 1997 and $31,800 in 1996.
  The Company and its subsidiaries are parties to various legal precedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

10.  INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:


                                                   December 31,
                                             ______________________
                                                1997          1996
Deferred tax assets:
  Unrealized loss on securities              $      -       $24,180
  Writedowns of other real estate              72,000        60,152
  Allowance for loan losses                   320,000       166,382
  Other                                         4,000         6,212
                                             ________      ________
      Total deferred tax assets               396,000       256,926
                                             ________      ________

Deferred tax liabilities:
  FHLB stock dividends                        (28,000)      (17,105)
  Depreciation                               (157,000)     (158,449)
  Unrealized gain on securities               (51,505)            -
  Other                                       (79,023)      (88,411)
                                             ________      ________

      Total deferred tax liabilities         (315,528)     (263,965)
                                             ________      ________

      Net deferred tax asset (liability)      $80,472      $ (7,039)
                                             ========      ========

Components of income tax expense are as follows:


                                       YEAR ENDED DECEMBER 31,
                                ___________________________________

                                  1997         1996          1995
Current                         $750,000     $551,561      $464,178
Deferred                        (163,196)    (134,275)       82,367
                                ________     ________      ________
                                $586,804     $417,286      $546,545
                                ========     ========      ========





The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on income as follows:


                                       Year Ended December 31,
                                ___________________________________
                                   1997         1996          1995
Taxes calculated at
  statutory rate                $796,109     $562,287      $607,973
Increase (decrease)
  resulting from:
  Tax-exempt interest           (242,420)    (124,532)      (50,463)
  Other                           33,115      (20,469)      (10,965)
                                ________     ________      ________
                                $586,804     $417,286      $546,545
                                ========     ========      ========



11.  EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. The ESOP shares initially were pledged as collateral for its debt.
As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Prior to 1995, the ESOP note payable was to another financial institution but is now payable to the Bank. Because the source of the loan payments are contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders' equity. The balance of the note receivable from the ESOP was $137,243 at December 31, 1997. In accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6 (SOP), compensation costs relating to shares purchased subsequent to December 31, 1992 are based on the market price of the shares on the date released for allocation and related unreleased shares are not considered outstanding in the computation of income per common share. The Company has elected not to apply the provisions of the SOP to shares purchased on or before December 31, 1992 and therefore compensation costs relating to those shares was based upon cost and those shares were considered as outstanding in the computation of income per common share. ESOP compensation expense was $90,000, $84,000 and $78,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The ESOP shares as of December 31, 1997 and 1996 were as follows:



                                             1997      1996
Allocated shares                           146,670   139,458
Shares released for allocation               2,443     3,764
Unreleased shares                           14,681     4,598
                                           _______   _______
Total ESOP shares                          163,794   147,820
                                           =======   =======
Fair value of unreleased shares at
   December 31,                           $311,971   $44,957
                                           =======   =======



  During 1996 the Company adopted a deferred compensation plan for certain officers which qualifies as a defined contribution plan. Contributions to the plan are required only if "excess earnings", as defined, are achieved. The participants accrue benefits based only on the contributions made. During 1997 and 1996 no contributions were required.

12.  EMPLOYEE STOCK PLANS

  Prior to 1994, the Company had granted options to certain key employees to purchase shares of the Company's common stock. At December 31, 1996, all options had been exercised. The Company is applying APB Opinion No. 25 and related interpretations in accounting for stock options.
All options exercisable in 1996 and 1995 were granted before 1994 and were at or above the estimated fair market value at the date of grant. Accordingly, no compensation expense has been recognized and no disclosures regarding the fair value of those options has been made.
  In May 1997 the stockholders of the Company approved the 1997 Stock Incentive Plan to provide incentives and awards for employees of the Company and its subsidiaries. "Awards" as defined in the Plan includes, with limitations, stock options (including restricted stock options), stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination or tandem basis. A total of 8% of the Company's common shares outstanding can be granted under the Plan. The exercise price of options is equal to the market price on the date of grant.
  During 1997, options to purchase 92,815 shares were granted which are exercisable at $10.00. These options are exercisable in 20% increments beginning one year from the date of grant. The options expire ten years after the date of grant.
  Below is a summary of the transactions:


                                                 Exercise Price
                                             ______________________
                                              Number of    Average
                                               Options      Price
                                             Outstanding  Per Share
Balance, January 1, 1995                        42,000    $  4.76
Exercised                                       (6,000)      4.76
                                               _______
Balance, January 1, 1996                        36,000       4.76
Exercised                                      (36,000)      4.76
                                               _______
Balance, December 31, 1996                           -          -
Granted                                         92,815      10.00
                                               _______
Balance, December 31, 1997                      92,815     $10.00
                                               =======     ======


  No options were exercisable at December 31, 1997.
  The Company has adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock Based Compensation."
The fair value of options granted during 1997 was $3.25.
Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company's income available to common stockholders and income per common share would have been as indicated below:


                                                      Year Ended
                                                      __________
                                                         1997
Income available to common stockholders:
  As reported                                         $1,600,217
  Pro forma                                            1,485,217

Basic income per common share:
  As reported                                              $1.03
  Pro forma                                                 0.96

Diluted income per common share:
  As reported                                              $0.92
  Pro forma                                                 0.86



  The fair value of the options granted under the Company's stock option plans during the year ended December 31, 1997 was estimated using the Black-Scholes Pricing Model with the following assumptions used: dividend yield of 1.5%, expected volatility of 20%, risk free interest rate of 5.8%, and expected lives of 8 years.

13.  STOCKHOLDERS' EQUITY

  On July 31, 1995, the Company issued 187,286 shares of Series A Cumulative Convertible Preferred Shares with a stated value of $14.25. The Convertible Preferred Shares are convertible at any time at the option of the holder into common stock, at the rate of 1.999 shares of Common Stock for each Convertible Preferred Share. On or after July 31, 2000, the Convertible Preferred Shares are redeemable, in whole or in part, at the option of the Company at the stated value of $14.25. The liquidation value of the Convertible Preferred Stock is $14.25 plus accrued dividends. Dividends on the Convertible Preferred Shares are determined each year on an annual rate, fixed on December 31 of each year for the ensuing calendar year and was 6.62% at December 31, 1997. The dividends are cumulative and payable quarterly in arrears. Holders of Convertible Preferred Shares are not entitled to normal voting rights unless certain conditions exist.
  The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 1997, the Bank has approximately $3,700,000 available to pay dividends to the Parent Company without regulatory approval.

14.  NET INCOME PER COMMON SHARE

  Following is a summary of the information used in the computation of earnings per common share.


                                                    Year Ended December 31,
                                             _______________________________________
                                                1997          1996           1995

Net income - used in computation of
  diluted earnings per common share          $1,754,692    $1,236,498     $1,241,610
Preferred dividend requirement                  154,475       155,421         38,142
                                             __________    __________     __________
Net income available to common
  stockholders - used in computation of
  basic earnings per common share            $1,600,217    $1,081,077     $1,203,468
                                             ==========    ==========     ==========
Weighted average number of common
  shares outstanding - used in computation
  of basic earnings per common share          1,554,968     1,500,052      1,465,629
Effect of dilutive securities:
  Stock options                                  16,491             -         19,298
  Convertible preferred stock                   332,546       343,740        156,698
                                             __________     _________     __________

Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of
  diluted earnings per common share           1,904,005     1,843,792      1,641,625
                                             ==========     =========     ==========


15.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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


                                                 Contract or Notional
                                                        Amount
                                             __________________________
                                                    1997      1996
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit             $19,278,514    $11,694,027
    Standby letters of credit                  1,592,279        575,331




  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. Substantially all of these commitments are at variable rates.
  Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers. Approximately 98% of these letters of credit were secured by marketable securities, cash on deposits or other assets at December 31, 1997.

16.  REGULATORY MATTERS

  The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 that all capital adequacy requirements to which the Company is subject have been met.
  As of December 31, 1997 and 1996, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed the institution's category.
  The Company's and the Bank's actual capital amounts and ratios are presented in the table below.



                                                                                   To Be Well
                                                                               Capitalized Under
                                                                                  For Capital
                                                                               Prompt Corrective
                                    Actual             Adequacy Purposes       Action Provisions
                             Amount        Ratio       Amount       Ratio     Amount        Ratio
                           ______________________    ____________________    _____________________
As of December 31, 1997:
  Total capital to risk
    weighted assets:
      Company              $14,004,168     10.22%    $10,960,633    8.00%    $      N/A       N/A
      Bank                  15,493,149     11.41%     10,865,639    8.00%    13,582,049     10.00%

  Tier I capital to risk
    weighted assets:
      Company               12,589,342     9.19%       5,480,317    4.00%           N/A       N/A
      Bank                  14,124,400    10.40%       5,432,820    4.00%     8,149,229      6.00%

  Tier I capital to
    average assets:
      Company               12,589,342     6.00%       8,735,025    4.00%           N/A       N/A
      Bank                  14,124,400     6.77%       8,686,439    4.00%    10,434,004      5.00%




                                                                                   To Be Well
                                                                               Capitalized Under
                                                                                  For Capital
                                                                               Prompt Corrective
                                    Actual             Adequacy Purposes       Action Provisions
                             Amount        Ratio       Amount       Ratio     Amount        Ratio
                           ______________________    ____________________    _____________________

As of December 31, 1996:
  Total capital to risk
    weighted assets:
      Company              $12,300,261    11.87%      $8,291,529    8.00%           N/A       N/A
      Bank                  12,632,795    12.25%       8,247,337    8.00%    10,309,171     10.00%

  Tier I capital to risk
    weighted assets:
      Company               11,212,471    10.82%       4,145,764    4.00%           N/A       N/A
      Bank                  11,558,155    11.21%       4,123,668    4.00%     6,185,503      6.00%

  Tier I capital to
    average assets:
      Company               11,212,471     6.30%       7,119,029    4.00%           N/A       N/A
      Bank                  11,558,155     6.52%       7,090,892    4.00%     8,864,453      5.00%



17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash, Due From Banks and Federal Funds Sold - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.
  Securities - For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
  Loans, Net - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
  Deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.
  Notes Payable - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.
  Commitments - The fair value of commitments to extend credit was not significant.
The estimated fair values of the Company's financial instruments are as follows at December 31, 1997 and 1996 (in thousands):

<CAPTON>

                                              1997                 1996
                                       __________________  _________________
                                       Carrying   Fair     Carrying    Fair
                                        Amount    Value     Amount     Value
Financial assets:
  Cash, due from banks and federal
    fund sold                           $23,883   $23,883   $25,415   $25,415
  Securities available-for-sale          36,884    36,884    47,249    47,249
  Securities held-to-maturity            16,733    17,460     9,548     9,700
  Loans, net                            129,473   129,400    93,741    92,886

Financial liabilities:
  Non-interest bearing deposits          58,464    58,464    49,943    49,943
  Interest bearing deposits             141,604   141,676   121,673   121,782
  Notes payable                           3,199     3,199     1,521     1,522




18.  OTHER NON-INTEREST EXPENSE

Other non-interest expense consisted of the following for the years ended December 31, 1997, 1996 and 1995:



                                      1997        1996        1995

Professional fees                   $337,824    $348,543    $261,857
FDIC assessments                      21,267       2,000     106,414
Marketing expenses                   515,097     411,206     328,964
Data processing                      162,016     143,964      63,347
Postage                              224,761     154,802     130,754
Education and travel                 124,287     159,500     103,563
Printing and supplies                279,806     236,681     171,376
Telephone                            202,999     177,563     156,969
Other                              1,044,193     783,299     702,434
                                  __________  __________  __________
                                  $2,912,250  $2,417,558  $2,025,678
                                  ==========  ==========  ==========


19.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc.
(parent company only) follows:


                                                            December 31,
                                                ______________________________
ASSETS                                               1997             1996

Cash and interest-bearing deposits in banks     $    20,841*    $     52,305*
Other assets                                        114,670          197,315
Investment in subsidiaries                       14,618,066*      12,026,362*
                                                ___________      ___________
                                                $14,753,577      $12,275,982
                                                ===========      ===========
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable to financial institutions        $1,685,023         $784,522
  Note payable to Bank                              137,244*          49,395*
  Other liabilities                                       -           81,894
                                                ___________      ___________

      Total liabilities                           1,822,267          915,811
                                                ___________      ___________

Total stockholders' equity                       12,931,310       11,360,171
                                                ___________      ___________

                                                $14,753,577      $12,275,982
                                                ===========      ===========



                             STATEMENTS OF INCOME

                                                               Years Ended December 31,
                                                   ___________________________________________
                                                       1997             1996            1995

Revenue:
  Equity in undistributed income of subsidiaries   $1,895,208*      $1,337,342*    $1,350,358*
  Rental and other income                              32,827           32,827         36,880
                                                   __________       __________     __________
                                                    1,928,035        1,370,169      1,387,238
                                                   __________       __________     __________

Expenses:
  Interest on notes payable                           100,109           50,249         55,884
  Professional fees                                    87,548           64,737         68,169
  Other expense                                        58,086           75,299         89,575
                                                   __________       __________     __________

                                                      245,743          190,285        213,628
                                                   __________       __________     __________

Income before income taxes and
  cumulative effect of accounting change            1,682,292        1,179,884      1,173,610

Income tax benefit                                     72,400           56,614         68,000
                                                   __________       __________     __________

Net income                                         $1,754,692       $1,236,498     $1,241,610
                                                   ==========       ==========     ==========



STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                        1997           1996           1995

Cash flows from operating activities:
  Distributions from bank                          $        -       $  208,197*    $  112,899*
  Change in other assets and liabilities, net             751          (40,320)        76,423
  Other operating                                    (140,516)        (100,844)      (108,748)
                                                   __________       __________     __________

       Net cash provided by (used in)
         operating activities                        (139,765)          67,033         80,574
                                                   __________       __________     __________

Cash flows from investing activities:
  Investment in subsidiary                           (500,000)*       (300,000)*            -
  Maturities of investment securities                       -                -        120,946
                                                   __________       __________     __________

       Net cash provided by (used in)
         investing activities                        (500,000)        (300,000)       120,946
                                                   __________       __________     __________

Cash flows from financing activities:
  Capital stock transactions                          235,168          336,027        152,993
  Payment of dividends                               (508,810)        (435,882)      (153,891)
  Proceeds of (payments of) notes payable, net
                                                      881,943          294,892       (133,830)
                                                   __________       __________     __________

       Net cash provided by (used in)
         financing activities                         608,301          195,037       (134,728)
                                                   __________       __________     __________

Net increase (decrease) in cash                       (31,464)         (37,930)        66,792

Cash, beginning of year                                52,305           90,235         23,443
                                                   __________       __________     __________

Cash, end of year                                 $    20,841      $    52,305     $   90,235
                                                   ==========       ==========     ==========
*Eliminated in consolidation

</TABLER>


20.  IMPACT OF NEW ACCOUNTING STANDARDS

  In June 1997, the FASB issued Statement of Financial Standards No. 130,
"Reporting Comprehensive Income" which requires that an enterprise report by major components and as a single total, the change in net assets during the period from non-owner sources and SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997. The Company is in the process of reviewing its operating segments.


INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
   of MidSouth Bancorp, Inc.
Lafayette, Louisiana



  We have audited the accompanying consolidated statements of condition of MidSouth Bancorp, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
New Orleans, Louisiana
January 30, 1998




MIDSOUTH BANCORP, INC.
LOAN PORTFOLIO
LOAN MATURITIES AND SENSITIVITY TO INTEREST RATES for the Year Ended December 31, 1997

(dollars in thousands)

                                             Loans at Stated Maturities                      Amounts Over One Year With
                                 __________________________________________________           ___________________________________

                                 1 Year      1 Year -           Over                         Predetermined   Floating
                                 or Less      5 Years          5 Years       Total             Rates           Rates       Total
                                 __________________________________________________           ___________________________________
Commercial, Financial
     Industrial, Real Estate
     Mortgage and Real
     Estate - Constr             $25,461      $46,870          $15,315      $87,646           $43,685         $18,500     $62,185

Installment Loans to
    Individuals and Real
    Estate Mortgage                7,678       28,868            1,178      $37,724            29,705             341     $30,046

Lease Financing
    Receivables                      212        4,563                -       $4,775             4,563               -      $4,563

Other                                743            -                -         $743                 -               -           -
                                 __________________________________________________           ___________________________________
TOTAL                            $34,094      $80,301          $16,493     $130,888           $77,953         $18,841     $96,794
                                 ==================================================           ===================================




MIDSOUTH BANCORP, INC.
SECURITIES PORTFOLIO
MATURITIES AND AVERAGE YIELDS
for the Year Ended December 31, 1997
(dollars in thousands)
                                                                 After 1 but         After 5 but
                                           Within 1 Year        Within 5 Years     Within 10 Years     After 10 Years
SECURITIES AVAILABLE FOR SALE              Amount   Yield       Amount    Yield    Amount   Yield      Amount    Yield       Total
                                           _______________________________________________________________________________________
U.S. Treasury and U.S.
    Government Agency securities           $7,254     5.63%     $13,779     5.96%      -                 $215     7.81%    $21,248

Obligations of State and
    Political Subdivisions                      50    6.69%          250    6.77%    500    7.00%         605     7.25%      1,405

Mortgage Backs and CMOs                      2,716    6.56%        3,076    6.64%  4,107    6.81%       2,359     5.78%     12,258

Other securities                                -                     -                -                  991     5.19%        991

Mutual funds                                  982     5.91%           -                -                    -                  982
                                           _______________________________________________________________________________________

Total Fair Value                          $11,002               $17,105           $4,607               $4,170              $36,884
                                           =======================================================================================




                                                                   After 1 but      After 5 but
                                             Within 1 Year      Within 5 Years    Within 10 Years     After 10 Years
HELD TO MATURITY                           Amount   Yield       Amount    Yield   Amount   Yield      Amount    Yield       Total
                                           _______________________________________________________________________________________
Obligations of State and
    Political Subdivisions                     $25    5.75%         $105    6.80% $5,820     5.45%    $10,783     5.30%    $16,733
                                           _______________________________________________________________________________________

Total Amortized Cost                          $25                  $105           $5,820              $10,783              $16,733
                                           =======================================================================================



MIDSOUTH BANCORP, INC.
SUMMARY OF
AVERAGE DEPOSITS
(in thousands)
                             1997                          1996

                     AVERAGE      AVERAGE          AVERAGE      AVERAGE
                     AMOUNT        YIELD           AMOUNT        YIELD
                    ________      ________         _______      ________
Non-interest bearing $48,480         0.00%         $40,633         0.00%
    Demand Deposits

Interest bearing
    Deposits
    Savings, NOW, MM  73,844         2.98%          58,362         2.74%

    Time Deposits     65,492         5.21%          54,944         5.19%
                    ________                      ________
Total               $187,816         2.95%        $153,939         2.89%
                    ========                      ========



MATURITY SCHEDULE
TIME DEPOSITS OF
$100,000 OR MORE
(in thousands)

                                   1997              1996
                                  _______           ______
3 months or less                  $17,733           $7,238

3 months through 6 months           4,780            3,292

7 months through 12 months          7,283            4,969

over 12 months                      2,904            3,596
                                  _______          _______
Total                             $32,700          $19,095
                                  =======          =======

SUMMARY OF RETURN
ON EQUITY AND ASSETS

                                    1997             1996
                                   _______         ________
Return on Average Assets             0.78%            0.65%

Return on Average Common Equity     16.44%           13.09%

Dividend Payout Ratio
    on Common Stock                 22.14%           25.94%

Average Equity to
    Average Assets                   5.93%            6.50%


ITEM 8 - Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

Not applicable.


                                   PART III

ITEM 9 - Directors, Executive Officers, Promotors and Control
Persons; Compliance with Section 16(a) of the Exchange Act

The information contained in Registrant's definitive proxy statement for its 1998 annual meeting of shareholders, is incorporated herein by reference in response to this Item. Information concerning executive officers is provided following Item 4.

ITEM 10 - Executive Compensation

The information contained in Registrant's definitive proxy statement for its 1998 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 11 - Security Ownership of Certain Beneficial Owners and
Management

The information contained in Registrant's definitive proxy statement for its 1998 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 12 - Certain Relationships and Related Transactions

The information contained in Registrant's definitive proxy statement for its 1998 annual meeting of shareholders is incorporated herein by reference in response to this Item.

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



       10.2 First Amendment to Lease between MBL Life Assurance Corporation, successor in interest to Southwest Bank Building Limited Partnership in Commendam, and MidSouth National Bank is included as Exhibit 10.1 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.



       10.3 Amended and Restated Deferred Compensation Plan and Trust is included as Exhibit 10.3 to MidSouth's Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.




       10.5 Employment Agreements with C. R. Cloutier and Karen L. Hail are included as Exhibit 5c to MidSouth's Form 1-A and are incorporated herein by reference.

       10.6 The MidSouth Bancorp, Inc. 1997 Stock Incentive Plan is included as a form of option agreement in Exhibit 4.5 to MidSouth's definitive proxy statement filed April 11, 1997 and is incorporated herein by reference.

       10.7 The MidSouth Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan is included as Exhibit 4.6 to MidSouth Bancorp, Inc.'s Form S-3D filed on July 25, 1997 and is incorporated herein by reference.

       10.8 Loan Agreements and Master Notes for lines of credit established for MidSouth Bancorp, Inc. and Financial Services of the South, Inc. are included as Exhibit 10.7 to MidSouth Bancorp, Inc.'s Form 10-QSB filed on August 14, 1997 and is incorporated herein by reference.


         21    Subsidiaries of the Registrant

         23    Independent Auditors' Consent

         27    Financial Data Schedule





Reports on Form 8-K

                                None


Selected Quarterly Financial Data (unaudited)                  1997
                                           ____________________________________
(Dollars in thousands, except per share
  data)                                      IV        III       II         I
                                           ______    ______    ______    ______
Interest income                            $4,217    $4,112    $3,893    $3,554
Interest expense                            1,521     1,595     1,462     1,316
                                           ______    ______    ______    ______

Net interest income                         2,696     2,517     2,431     2,238
Provision for possible credit losses          250       242       209       153
                                           ______    ______    ______    ______

Net interest income after provision
  for possible credit losses                2,446     2,275     2,222     2,085

Noninterest income,
  excluding securities gains                  743       735       729       596
Net securities gains                           10         -        85         -
Non-interest expense                        2,560     2,474     2,369     2,183
                                           ______    ______    ______    ______


Income before income tax expense              639       536       667       498
Income tax expense                            158       127       185       116
                                           ______    ______    ______    ______

Net income                                    481       409       482       382
Preferred stock dividend requirement          (37)      (37)      (40)      (40)
                                           ______    ______    ______    ______

Income applicable to common shareholders     $444      $372      $442      $342
                                           ======    ======    ======    ======
Earnings per common share  <FN1>
Basic                                      $ 0.28     $0.24     $0.29     $0.22
  Diluted                                  $ 0.25     $0.21     $0.26     $0.20

Market price of common stock <FN1>
  High                                     $21.56    $17.75    $12.89    $10.22
  Low                                      $16.13    $13.00    $10.00     $9.44
  Close                                    $21.25    $16.25    $12.89     $9.89

Average shares outstanding <FN1>
  Basic                                 1,570,294 1,572,470 1,555,673 1,543,731
  Diluted                               1,934,288 1,930,918 1,870,460 1,848,592



                                                             1996
                                           ____________________________________

                                             IV        III       II         I
                                           ______    ______    ______    ______


Interest income                            $3,366    $3,234    $3,061    $2,911
Interest expense                            1,218     1,185     1,108     1,030
                                           ______    ______    ______    ______

Net interest income                         2,148     2,049     1,953     1,881
Provision for possible credit losses          140       225       190       120
                                           ______    ______    ______    ______

Net interest income after provision
  for possible credit losses                2,008     1,824     1,763     1,761
Noninterest income,
  excluding securities gains                  570       562       563       442
Net securities gains                            -         1         -         -
Non-interest expense                        2,165     2,039     1,856     1,780
                                           ______    ______    ______    ______


Income before income tax expense              413       348       470       423
Income tax expense                             55        95       134       134
                                           ______    ______    ______    ______

Net income                                    358       253       336       289
Preferred stock dividend requirement          (37)      (39)      (39)      (40)
                                           ______    ______    ______    ______

Income applicable to common shareholders     $321      $214      $297      $249
                                           ======    ======    ======    ======
Earnings per common share <FN1>
  Basic                                     $0.21     $0.14     $0.20     $0.17
  Diluted                                   $0.19     $0.13     $0.19     $0.16

Market price of common stock <FN1>
  High                                      $9.89     $9.56    $10.33    $10.42
  Low                                       $9.33     $9.11     $9.33    $10.00
  Close                                     $9.78     $9.45     $9.34    $10.17

Average shares outstanding <FN1>
  Basic                                 1,523,463 1,509,727 1,503,295 1,489,377
  Diluted                               1,828,857 1,829,066 1,743,264 1,735,408



<FN1> Earnings per share and other share data have been
adjusted for a four for three stock split paid on August 19,1996 and a 12 1/2% stock dividend paid on August 27, 1997. Earnings per share have also been restated to apply the provisions of Statement of Financial Accounting
     Standards No. 128 "Earnings Per Share."

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MIDSOUTH BANCORP, INC.


                                        By: ________________________
                                               C. R. Cloutier
                                             President and Chief
                                             Executive Officer


Dated:  March 20, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                           Title                     Date


/s/ C. R. Cloutier        President, Chief Executive     March 20, 1998
C. R. Cloutier               Officer and Director




/s/ Karen L. Hail          Chief Financial Officer,      March 20, 1998
Karen L. Hail              Executive Vice President,
                             Secretary/Treasurer
                               and Director


/s/ Teri S. Stelly              Controller               March 20, 1998
Teri S. Stelly

                                Director
/s/ J. B. Hargroder, M.D.                                March 20, 1998
J. B. Hargroder, M.D.


/s/ William M. Simmons          Director                 March 20, 1998
William M. Simmons


/s/ Will G. Charbonnet, Sr.     Director                 March 20, 1998
Will G. Charbonnet, Sr.


/s/ Clayton Paul Hilliard       Director                 March 20, 1998
Clayton Paul Hilliard


/s/ James R. Davis              Director                 March 20, 1998
James R. Davis, Jr.


/s/ Milton B. Kidd, III         Director                 March 20, 1998
Milton B. Kidd, III., O.D.