Form 10QSB
period 1998-03-31
MIDSOUTH BANCORP INC
filed 1998-05-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
				 COMMISSION
			   WASHINGTON, D.C.  20549

				 FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended............             March 31, 1998


______TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ..... to .....

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest
practicable date.                        Outstanding as of  March 31, 1998

	 Common stock, $.10 par value                               1,594,939
Preferred stock, no par value, $14.25 stated value                    159,016

	       Transitional Small Business Disclosure Format:
			  Yes           No    X
			       ______      _______

PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)          Page

	 Financial Highlights                                      3

	 Statements of Condition - March 31, 1998 and
	   December 31, 1997                                       4

	 Statements of Income - Three and Nine Months
	   Ended March 31, 1998 and 1997                           5

	 Statement of Stockholders' Equity - Three
	   Months Ended March 31, 1998                             6

	 Statements of Cash Flows - Three Months Ended
	   March 31, 1998 and 1997                                 7

	 Notes to Financial Statements                             8


Item 2.  Management's Discussion and Analysis or
	 Plan of Operation                                         9

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                          15

Signatures                                                         16


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)
					    Three Months Ended       Year-Ended
						 March 31,          December 31,
EARNINGS DATA                               1998         1997           1997
					  ______________________________________
Net interest income                       $2,691,722  $2,237,962      $9,882,223
Provision for loan losses                    258,000     153,268         854,400
Non-interest income                          778,840     596,489       2,899,461
Non-interest expense                       2,507,256   2,183,167       9,585,788
Provision for income tax                     152,798     116,594         586,804
Net income                                   552,508     381,422       1,754,692
Preferred dividend requirement                37,520      39,807         154,475
Income available to common shareholders     $514,988    $341,615      $1,600,217
________________________________________________________________________________
PER COMMON SHARE DATA
Basic earnings per share                       $0.32       $0.22           $1.03
Diluted earnings per share                     $0.28       $0.20           $0.92

Book value at end of period                    $7.14       $5.79           $6.73
Market price at end of period                 $21.75       $9.89          $21.25
Market price of preferred stock at end
  of period                                   $46.25      $20.25          $40.50
Weighted average shares outstanding
   Basic                                   1,587,674   1,543,731       1,554,968
   Diluted                                 1,957,073   1,886,871       1,904,005
________________________________________________________________________________

AVERAGE BALANCE SHEET DATA
Total assets                            $222,213,579 $192,430,945   $204,727,014
Earning assets                           201,167,815 173,353,447     184,959,588
Loans and leases                         131,792,227  96,580,282     112,190,547
Interest-bearing deposits                151,749,614 132,328,642     139,336,476
Total deposits                           204,842,701 177,893,056     187,816,405
Common stockholders' equity               10,986,163   9,058,302       9,732,616
Total stockholders' equity                13,265,037  11,507,606      12,134,210
________________________________________________________________________________

SELECTED RATIOS
Return on average assets (annualized)           1.01%       0.79%           0.78%
Return on average common equity
  (annualized)                                 19.01%      15.09%          16.44%
Return on average total equity
  (annualized)                                 16.89%      13.26%          14.46%
Leverage capital ratio                          6.04%       5.95%           6.00%
Tier 1 risk-based capital ratio                 9.38%      10.42%           9.19%
Total risk-based capital ratio                 10.46%      11.45%          10.22%
Allowance for loan losses as a %
  of total loans                                1.15%       1.12%           1.08%
______________________________________________________________________________________________

PERIOD ENDING BALANCE SHEET DATA           3/31/98     3/31/97       Net Change    % Change
Total assets                            $231,017,564 $204,130,715    $26,886,849        13.17%
Earning assets                           208,467,198 182,378,190     $26,089,008        14.30%
Loans and leases, net                    132,621,978  99,326,599     $33,295,379        33.52%
Interest-bearing deposits                158,797,089 142,055,176     $16,741,913        11.79%
Total deposits                           213,303,319 189,946,741     $23,356,578        12.30%
Common stockholders' equity               11,371,014   8,997,545      $2,373,469        26.38%
Total stockholders' equity                13,636,992  11,443,643      $2,193,349        19.17%
______________________________________________________________________________________________



All per share and shares outstanding data have been adjusted to reflect a 12.5% stock dividend payable on August 27, 1997 to common shareholders of record on August 6, 1997.


MIDSOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION

_________________________________________________________________________________

						     March 31,       December 31,
ASSETS                                                 1998             1997
						    (unaudited)       *
						    ___________      ___________

Cash and due from banks                             $13,645,271      $15,774,024
Federal funds sold                                   16,400,000        8,060,000
						    ___________      ___________

     Total cash and cash equivalents                 30,045,271       23,834,024

Interest bearing deposits in banks                      131,796           48,928
Securities available-for-sale, at fair value
  (cost of $40,769,293 in March 1998 and
  $36,750,950 in December 1997)                      41,042,293       36,884,465
Securities held-to-maturity (estimated market
  value of $17,558,586 in March 1998 and
  $17,459,865 in December 1997)                      16,731,875       16,732,827
Loans, net of allowance for loan and lease
  losses of $1,539,256 in March 1998 and
  $1,414,826 in December 1997                       132,621,978      129,473,318
Bank premises and equipment, net                      7,343,359        6,973,150
Other real estate owned, net                             53,137           45,100
Accrued interest receivable                           1,631,936        1,638,931
Goodwill, net                                           233,246          241,902
Other assets                                          1,182,673        1,239,770
						    ___________      ___________

     Total assets                                  $231,017,564     $217,112,415
						   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                               $54,506,230     $58,464,087
  Interest bearing                                   158,797,089     141,603,664
						    ___________      ___________

     Total deposits                                  213,303,319     200,067,751

Securities sold under
     repurchase agreements                               70,119           69,443
Accrued interest payable                                566,921          543,936
Notes payable                                         3,119,833        3,198,794
Other liabilities                                       320,380          301,181
						    ___________      ___________

     Total liabilities                               217,380,572     204,181,105
						    ___________      ___________

Commitments and contingencies                                 -                -

Stockholders' Equity:
   Preferred Stock, no par value,
     $14.25 stated value - 5,000,000
     shares authorized, 159,016 and
     160,756 issued and outstanding
     on March 31, 1998 and December 31,
     1997, respectively                               2,265,978        2,290,773
   Common stock, $.10 par value-
     5,000,000 shares authorized,
     1,593,006 and 1,581,053
     issued and outstanding on
     March 31, 1998 and December 31,
     1997, respectively                                 159,301          158,106
   Surplus                                           10,076,902        9,862,700
   Unearned ESOP shares                                (132,566)        (137,243)
   Unrealized gains/losses on
     securities available-for-sale,
     net of deferred taxes of $100,000
     in March 1998 and $51,505 in
     December 1997                                      173,000           81,966
   Retained earnings                                  1,094,377          675,008
						    ___________      ___________

     Total stockholders' equity                      13,636,992       12,931,310
						    ___________      ___________

Total liabilities and stockholders' equity         $231,017,564     $217,112,415
						   ============     ============

* The consolidated statement of condition at December 31, 1997 is taken from the audited balance sheet on that date.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
_______________________________________________________________________________



				       Three Months Ended           Year Ended
					   March 31,               December 31,
				     1998             1997             1997 *
					  (unaudited)
				  ___________________________     ____________

INTEREST INCOME:
Loans, including fees             $3,321,732       $2,459,748      $11,625,789
Securities
     Taxable                        $588,511          747,289        2,886,273
     Nontaxable                      220,076          143,732          794,065
Federal funds sold                   180,037          202,915          470,289
				  __________       __________       __________
TOTAL                              4,310,356        3,553,684       15,776,416
				  __________       __________       __________

INTEREST EXPENSE:
Interest on deposits               1,554,300        1,284,195        5,655,770
Interest on note payable              64,334           31,527          238,423
				  __________       __________       __________

TOTAL                              1,618,634        1,315,722        5,894,193
				  __________       __________       __________

NET INTEREST INCOME                2,691,722        2,237,962        9,882,223

PROVISION FOR LOAN LOSSES            258,000          153,268          854,400
				  __________       __________       __________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES        2,433,722        2,084,694        9,027,823
				  __________       __________       __________

OTHER OPERATING INCOME:
Service charges on deposits          584,921          457,614        2,101,956
Gains (losses) on securities, net          -                -           94,913
Credit life insurance                 27,118           50,595          190,590
Other charges and fees               166,801           88,280          512,002
				  __________       __________       __________

TOTAL OTHER INCOME                   778,840          596,489        2,899,461
				  __________       __________       __________

OTHER EXPENSES:
Salaries and employee benefits     1,250,293        1,027,972        4,509,683
Occupancy expense                    548,138          505,524        2,163,855
Other                                708,825          649,671        2,912,250
				  __________       __________       __________

TOTAL OTHER EXPENSES               2,507,256        2,183,167        9,585,788
				  __________       __________       __________

INCOME BEFORE INCOME TAXES           705,306          498,016        2,341,496
PROVISION FOR INCOME TAXES           152,798          116,594          586,804
				  __________       __________       __________

NET INCOME                          $552,508         $381,422       $1,754,692
PREFERRED DIVIDEND REQUIREMENT        37,520           39,807          154,475
				  __________       __________       __________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                     $514,988         $341,615       $1,600,217
				  ==========       ==========       ==========
BASIC EARNINGS PER COMMON SHARE        $0.32            $0.22            $1.03
				  ==========       ==========       ==========

DILUTED EARNINGS PER COMMON SHARE      $0.28            $0.20            $0.92
				  ==========       ==========       ==========

* The consolidated statement of income at December 31, 1997 is taken from the audited income statement of that date.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 1998 (UNAUDITED)
___________________________________________________________________________________________________________________________________
												    UNREALIZED
												   (GAINS) LOSSES
												   ON SECURITIES
			   PREFERRED STOCK        COMMON STOCK                        ESOP       AVAILABLE   RETAINED
			  SHARES     AMOUNT     SHARES      AMOUNT      SURPLUS     OBLIGATION    FOR-SALE    EARNINGS     TOTAL
			  ___________________   ___________________    __________   __________________________________  ___________
BALANCE,
  DECEMBER 31, 1997       160,756  $2,290,773   1,581,053  $158,106    $9,862,700   ($137,243)    $81,966     $675,008  $12,931,310

Issuance of common stock                            8,479       848       189,754                                           190,602
Dividends paid on common
  stock                                                                                                        (95,549)     (95,549)
Dividends paid on
  preferred stock                                                                                              (37,520)     (37,520)
Preferred stock
  conversion               (1,740)    (24,795)      3,474       347        24,448                                  (70)         (70)
Net income                                                                                                     552,508      552,508
ESOP obligation, net of
  repayments                                                                            4,677                                 4,677
Net change in unrealized
Gain/loss on securities
  available-for-sale,
  net of tax                                                                                       91,034                    91,034
			  _______  __________   _________  ________    __________   __________  _________  ___________  ___________

BALANCE,
  MARCH 31, 1998          159,016  $2,265,978   1,593,006  $159,301   $10,076,902   ($132,566)   $173,000   $1,094,377  $13,636,992
			  =======  ==========   =========  ========   ===========   =========    ========   ==========  ===========



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997

						      March 31, 1998   March 31, 1997
						      ______________   ______________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $552,508          $381,422
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                         227,282           197,155
    Provision for loan losses                             258,000           153,268
    Provision for deferred income taxes                    49,330            40,116
    Provision for losses on other real estate owned             -            33,718
    Discount accretion (premium amortization), net         (4,575)           13,795
    Gain on sale of premises and equipment                   (750)                -
    Loss on sale of other real estate owned                 1,000                 -
    Change in accrued interest receivable                   6,995           (62,827)
    Change in accrued interest payable                     22,985            42,854
    Change in other liabilities                           (51,740)           56,024
    Change in other assets                                 30,256            30,493
						       __________        __________
NET CASH PROVIDED BY OPERATING ACTIVITIES               1,091,291           886,018
						       __________        __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing
    deposits in banks                                     (82,868)          400,056
  Proceeds from maturities and calls of securities
    available-for-sale                                  1,950,899           682,993
  Purchases of securities held-to-maturity                      -        (3,971,005)
  Purchases of securities available-for-sale           (5,963,716)       (5,971,710)
  Loan originations, net of repayments                 (3,416,020)       (5,858,312)
  Purchases of premises and equipment                    (608,736)         (496,520)
  Proceeds from sales of premises and equipment            20,651                 -
  Proceeds from sales of other real estate owned            5,000                 -
						       __________        __________

NET CASH USED IN INVESTING ACTIVITIES                  (8,094,790)      (15,214,498)
						       __________        __________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                             13,235,568        18,330,233
  Net increase in securities sold under repurchase
    agreements and federal funds purchased                    676           246,175
  Issuance of notes payable                                     -           235,000
  Repayments of notes payable                             (78,961)          (33,410)
  Proceeds from issuance of common stock                  190,602           158,400
  Payment of dividends                                   (133,069)         (121,914)
  Payment of fractional shares resulting from
    conversion of preferred stock                             (70)              (47)

NET CASH PROVIDED BY FINANCING ACTIVITIES              13,214,746        18,814,437
						       __________        __________

NET DECREASE IN CASH & CASH EQUIVALENTS                 6,211,247         4,485,957

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR           23,834,024        25,414,562
						       __________        __________

CASH & CASH EQUIVALENTS AT END OF QUARTER             $30,045,271       $29,900,519
						       ==========        ==========

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiary as of March 31, 1998 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1997 annual consolidated report and Form 10-KSB.

      The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the activity in the allowance for loan and lease losses is as follows:



					    Three Months Ended
						 March 31,
(in thousands)                             1998           1997
					  ______         ______
       Balance at beginning of year       $1,415         $1,087
	 Provision for loan losses           258            153
	 Recoveries                           36             62
	 Loans charged off                  (170)          (176)
					  ______         ______
       Balance at end of quarter          $1,539         $1,126
					  ======         ======


3.  NEW ACCOUNTING STANDARDS

      MidSouth adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and it components. Comprehensive income includes net income and other comprehensive income which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale.

      Following is a summary of MidSouth's comprehensive income for the three months ended March 31, 1998 and 1997.


						 1998               1997
					       ________           ________
	      Net income                       $552,508           $381,422
	      Other comprehensive income,
		net of tax                       91,034           (215,225)
					       ________           ________

	      Total comprehensive income       $643,542           $166,197
					       ========           ========



		     MANAGEMENT'S DISCUSSION AND ANALYSIS
			      OR PLAN OF OPERATION

This review should be read in conjunction with MidSouth Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1997 annual consolidated financial statements, the notes thereto and the related Management's Discussion and Analysis.

MidSouth Bancorp, Inc. announced net income of $552,508 for the first quarter of 1998, an increase of 45% over net income of $381,422 reported for the first quarter of 1997. Income available to common shareholders totaled $514,988 for the first quarter of 1998, compared to $341,615 for the first quarter of 1997. Basic earnings per share were $.32 and $.22 for the quarters ended March 31, 1998 and 1997, respectively. Diluted earnings per share were $.28 for the first quarter of 1998 compared to $.20 for the first quarter of 1997.

The increase in earnings resulted primarily from increased net interest income due to a 36% increase in average loan volume between the two quarters ended March 31, 1997 and 1998. Non-interest income, exclusive of net gains on sales of investment securities, increased $182,351 during the same period. Increases in service charges and fees on deposit accounts contributed most of the increase to non-interest income. Additional increases were recorded in fees earned through the finance company (Financial Services of the South),Visa merchant and debit card programs and through a third party lease agreement with an investment advisory firm.

Quarterly balance sheet comparison reflects strong loan and deposit growth as MidSouth continued to develop its new and exisiting markets in a strong economy. Loans, net of Allowance for Loan Losses ("ALL"), increased $33.3 million or 34%, from $99.3 million in the first quarter of 1997 to $132.6 million in the first quarter of 1998. Deposits grew $23.4 million or 12.3%, from $189.9 million at March 31, 1997 to $213.3 million at March 31, 1998. Of the $23.4 million increase, $16.7 million represented interest bearing deposits.

Provisions for loan and lease losses increased $104,732, from $153,268 in March 1997 to $258,000 in March 1998, primarily due to loan growth. Nonperforming loans as a percentage of total loans decreased from .62%
in March of 1997 to .15% in March of 1998. The ALL represents 781% of nonperforming loans as of March 31, 1998.

MidSouth's leverage ratio was 6.04% at March 31, 1998. Return on average common equity was 19.01% and return on average assets was 1.01%. MidSouth's common and preferred stock are traded on the American Stock Exchange under the symbols MSL and MSL.Pr, respectively.

Earnings Analysis

Net Interest Income

Average earning assets increased 16%, or $27.8 million, from $173.4 million for the three months ended March 31, 1997 to $201.2 million for the three months ended March 31, 1998.  A change in the mix of earning assets increased net interest income as higher-yielding loans represented 65.5% of average earning assets in the first quarter of 1998 compared to 55.7% in the first quarter of 1997. The average yield on loans fell 11 basis
points, from 10.33% to 10.22% at March 31, 1998.   Investment volume
decreased $5.0 million, from $60.7 million at March 31, 1997 to $55.7 million at March 31, 1998 due to increased loan funding. The average taxable-equivalent yield on investments improved by 23 basis points for the same period, from 6.38% to 6.61%. The net increase in the volume of earning assets boosted the taxable-equivalent yield on average earning assets 43 basis points, from 8.46% for the first quarter of 1997 to 8.89% for the first quarter of 1998. These changes in earning assets resulted in increased interest income of $756,672 in quarterly comparison.

An average volume increase of $20.8 million and a 26 basis point rate increase on interest-bearing liabilities resulted in a $302,912 increase in interest expense for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. The percentage of average interest-bearing deposits to average total deposits remained constant at 74% in quarterly comparison. The average rate paid on interest-bearing deposits increased 22 basis points, from 3.93% at March 31, 1997 to 4.15% at March 31,
1998, primarily due to higher yielding public fund deposits. In addition, in February 1998 MidSouth introduced a new money market account indexed to the 90-day Treasury bill less 50 basis points. The average rate paid on the indexed account was 4.67% for the first quarter of 1998. The average volume of notes payable increased $1.5 million in quarterly comparison as MidSouth and its subsidiary, Financial Services of the South, Inc. (the "Finance Company") increased borrowings against their lines of credit during 1997. No additional funds were borrowed against the lines of credit during the quarter ended March 31, 1998.

The net effect of changes in the volume and mix of earning assets and
interest-bearing liabilities   increased net interest income $453,760 in
quarterly comparison. The net taxable-equivalent yield on average earning assets increased 24 basis points, from 5.38% for the quarter ended March 31, 1997, to 5.62% for the quarter ended March 31, 1998.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $127,307 for the three months ended March 31, 1998 as compared to the same period in 1997. The increases resulted primarily from additional insufficient funds fees and a change in the monthly service charge balance calculation method from average collected balance to minimum balance. This change in method calculation resulted in additional non-interest income despite the elimination of per check charges and lowering of tiered fees on most consumer deposit accounts.

Other non-interest income increased $78,521 in quarterly comparison with significant increases recorded in lease income from a third party investment company and in VISA merchant and debit card income. A significant decrease of $23,477 was recorded in income from the sale of credit life insurance between the two quarters reviewed. Sales of credit life insurance were higher in the first quarter of 1997 due to a retail loan promotion held during that quarter.

Non-interest Expense

Non-interest expense increased  $324,089 or 15% for the three months ended March 31, 1998 compared to the three months ended March 31,
1997.   Increases were recorded primarily in the categories of salaries and employee benefits, occupancy expenses, VISA programs and ATM processing fees, education and travel expenses, and accounting and professional fees.

Salaries and employee benefits increased primarily due to the addition of the Morgan City Office staff and an increase in incentive compensation. The number of full-time equivalent ("FTE") employees increased by 9, from 132 in March 1997 to 141 in March 1998.

Occupancy expense increased in the three month period ended March 31, 1998 compared to the same period of 1997 due to increases in building lease expense, depreciation and maintenance expenses associated with furniture and equipment, fuel and maintenance of bank autos and ad valorem taxes. The increase in depreciation expense resulted primarily from the Morgan City Office added in March 1997 and the upgrading of computer equipment during 1997 to bring additional MidSouth Offices into an existing computer network.

Balance Sheet Analysis

MidSouth ended the first quarter of 1998 with consolidated assets of $231,017,564, an increase of $13.9 million or 6% from the $217,112,415 reported for December 31, 1997. Deposits increased over the three months ended March 31, 1998 by $13.2 million. Of the $13.2 million increase, $6.7 million was in public fund deposits, $2.3 million in commercial deposits and $4.2 million in retail deposits. The introduction of a money market account indexed to the 90 day Treasury bill resulted in an increase in interest-bearing retail deposits of $1.8 million in the first quarter of 1998.

Loans grew $3.4 million in the first quarter of 1998, with the majority of the increase in real estate and construction loans. Due to a decrease in loan fundings in the first three months of 1998, excess funds were used to purchase additional securities and federal funds sold. Securities available-for-sale increased $4.1 million, from $36.9 million at December
31, 1997 to $41.0 million at March 31, 1998. The increase reflects purchases of $6.0 million and maturities and principal paydowns of $1.9 million. Unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $173,000 at March 31, 1998, compared to a net unrealized gain of $81,966 at December 31, 1997.
These amounts result from interest rate fluctuations and do not represent permanent impairment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

As of March 31, 1998, MidSouth's leverage ratio was 6.04% as compared to 6.00% at December 31, 1997. Tier 1 capital to risk-weighted assets was 9.38% and total capital to risk-weighted assets was 10.46% at the end of the first quarter of 1998. At year-end 1997, Tier 1 capital to risk-weighted assets was 9.19% and total capital to risk-weighted assets was 10.22%.

The introduction of a dividend reinvestment and direct stock purchase plan late in the fourth quarter of 1997 yielded common stock purchases of $153,462 in the first quarter of 1998.

 The Year 2000 Issue

On May 16, 1997, the Office of the Comptroller of the Currency ("OCC") issued an advisory letter addressing Year 2000 issues and their examination approach. To maintain safe and sound banking practices, institutions are required to take appropriate measures to insure efficient operations of computer systems beyond the year 2000. Institutions should commence testing for critical systems by September 1, 1998 and should be substantially completed by December 31, 1998.

MidSouth's Board of Directors established a Year 2000 compliance committee in June of 1997. The committee has inventoried MidSouth's hardware and software programs and has forwarded letters to the providers regarding Year 2000 compliance. Recommendations for changes to hardware and software will be forwarded to the Board as they are identified. Testing has been scheduled for the third quarter of 1998. In an effort to educate and prepare commercial customers and community businesses, MidSouth hosted Year 2000 seminars during the first week of May 1998.
In compliance with Year 2000 disclosure requirements, the committee is currently analyzing the impact that compliance with the Year 2000 may have on earnings, but the Company is unable at this time to state whether the cost of addressing year 2000 issues will or will not be material.


Nonperforming Assets and Past Due Loans
Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.

				   TABLE 1


			    Nonperforming Assets and


			    Loans Past Due 90 Days


				   March 31,          December 31,      March 31,
				     1998               1997            1997
Nonperforming loans
  Nonaccrual loans                 $195,501           $ 260,875       $620,618

   Restructured loans                     -                   -            853
				  ____________________________________________
Total nonperforming loans           195,501             260,875        621,471


Other real estate owned, net         53,137              45,100        146,552

Other assets repossessed             29,788              13,234              -
				  ____________________________________________

Total nonperforming assets         $278,426            $319,209       $768,023
				  ============================================


Loans past due 90 days
  or more and still accruing       $147,604            $245,232       $239,767



Nonperforming loans as a
  % of total loans                      .15%               0.20%          0.62%


Nonperforming assets as a
  % of total loans, other real
  estate owned and other assets
  repossessed                          0.21%               0.24%          0.76%


ALLL as a % of nonperforming loans   787.34%             542.30%        181.24%


Nonperforming assets were $278,426 as of March 31, 1998, a decrease of $40,783 from the $319,209 reported for December 31, 1997 and a decrease of $489,597 from the $768,023 reported for March 31, 1997. Loans past due 90 days or more increased from $237,767 in March 1997 to $245,232 in December 1997 and decreased to $147,604 as of March 31, 1998.

Specific reserves have been established in the ALLL to cover potential losses on nonperforming assets. The ALLL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,539,256 in the reserve as of March 31, 1998 is sufficient to cover potential losses in nonperforming assets and in the loan and lease portfolios. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

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

								     Page 16



10.6 MidSouth Bancorp, Inc.'s 1997 Stock Incentive Plan is included as a form of option agreement in Exhibit 4.5 to MidSouth's definitive proxy statement filed April 11, 1997, and is incorporated herein by reference.

10.7 The MidSouth Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan is included as Exhibit
			4.6 to MidSouth Bancorp, Inc.'s Form S-3D filed on July 25, 1997 and is incorporated herein by reference.

10.8 Loan Agreements and Master Notes for lines of credit established for MidSouth Bancorp, Inc. and Financial Services of the South, Inc. are included as Exhibit
			10.7 of MidSouth's Form 10-QSB filed on August
			14, 1997 and is incorporated herein by reference.

11                      Computation of earnings per share

27                      Financial Data Schedule



     (b)  Reports Filed on Form 8-K

	  (none)

Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						    MidSouth Bancorp, Inc.
						    (Registrant)


Date:  May 14, 1998

						___________________________
						C. R. Cloutier, President & CEO


						___________________________
						Karen L. Hail, Executive Vice
						President & CFO


						___________________________
						Teri S. Stelly, Senior Vice
						President & Controller