Form 10QSB
period 1998-06-30
MIDSOUTH BANCORP INC
filed 1998-08-13
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
				 COMMISSION
			   WASHINGTON, D.C.  20549

				  FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended........        June 30, 1998


_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ..... to .....



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
		      Outstanding as of  July 31, 1998

Common stock, $.10 par value                                    1,609,361
Preferred stock, no par value, $14.25 stated value                158,797


		   Transitional Small Business Disclosure Format:

			     Yes             No    X
				 ________       ________

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                         Page

Financial Highlights                                               3

Statements of Condition - June 30, 1998 and
 December 31, 1997                                                 4

Statements of Income - Three and Six Months Ended
June 30, 1998 and 1997                                             5

Statement of Stockholders' Equity - Six Months
 Ended June 30, 1998                                               6

Statements of Cash Flows - Six Months Ended
June 30, 1998 and 1997                                             7

Notes to Financial Statements                                      8

Item 2.  Management's Discussion and Analysis or
	 Plan of Operation                                         9

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders      16

Item 6.  Exhibits and Reports on Form 8-K                         17

Signatures                                                        18





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)
					    Three Months Ended            Six Months Ended
						 June 30,                      June 30,
EARNINGS DATA                                1998         1997            1998         1997
					  ____________________________________________________

Net interest income                       $2,941,826   $2,430,987      $5,633,548   $4,668,949
Provision for loan losses                    238,000      209,332         496,000      362,600
Non-interest income                          872,174      814,171       1,651,014    1,410,660
Non-interest expense                       2,629,198    2,368,565       5,136,454    4,551,732
Provision for income tax                     268,150      184,750         420,948      301,344
Net income                                   678,652      482,511       1,231,160      863,933
Preferred dividend requirement                37,444       39,946          74,964       79,753
Income available to common shareholders     $641,208     $442,565      $1,156,196     $784,180
______________________________________________________________________________________________

PER COMMON SHARE DATA
Basic earnings per share                       $0.40        $0.28           $0.73        $0.51
Diluted earnings per share                     $0.35        $0.25           $0.63        $0.46

Book value at end of period                    $7.57        $6.16           $7.57        $6.16
Market price at end of period                 $21.81       $12.89          $21.81       $12.89
Market price of preferred stock at end
  of period                                   $44.25       $26.00          $44.25       $26.00
Weighted average shares outstanding
   Basic                                   1,597,367    1,559,891       1,592,547    1,551,856
   Diluted                                 1,966,324    1,897,595       1,962,848    1,886,542
______________________________________________________________________________________________

AVERAGE BALANCE SHEET DATA
Total assets                            $230,492,703 $205,894,127    $226,389,477 $198,940,158
Earning assets                           209,768,889  185,878,244     205,514,205  179,680,868
Loans and leases                         139,609,048  106,759,581     135,744,324  101,739,790
Interest-bearing deposits                158,387,576  143,677,505     155,086,933  138,034,371
Total deposits                           211,819,511  190,730,243     208,344,912  184,349,417
Common stockholders' equity               11,985,587    9,446,536      11,492,493    9,270,020
Total stockholders' equity                14,264,461   11,892,634      13,764,949   11,717,721
______________________________________________________________________________________________

SELECTED RATIOS
Return on average assets (annualized)           1.18%       0.86%           1.10%        0.79%
Return on average common equity
  (annualized)                                 21.46%      18.79%          20.29%       17.06%
Return on average total equity
  (annualized)                                 19.08%      14.93%          18.04%       13.50%
Leverage capital ratio                          6.06%       5.79%           6.06%        5.79%
Tier 1 risk-based capital ratio                 9.24%       9.85%           9.24%        9.85%
Total risk-based capital ratio                 10.36%      10.95%          10.36%       10.95%
Allowance for loan losses as a %
  of total loans                                1.17%       1.16%           1.17%        1.16%
______________________________________________________________________________________________

PERIOD ENDING BALANCE SHEET DATA           6/30/98      6/30/97       Net Change       % Change

Total assets                            $235,816,742 $212,617,670     $23,199,072        10.91%
Earning assets                           213,316,617  189,611,750     $23,704,867        12.50%
Loans and leases, net                    143,521,513  113,047,556     $30,473,957        26.96%
Interest-bearing deposits                162,003,496  144,797,535     $17,205,961        11.88%
Total deposits                           216,994,125  195,081,301     $21,912,824        11.23%
Common stockholders' equity               12,130,557    9,573,596      $2,556,961        26.71%
Total stockholders' equity                14,393,414   12,019,694      $2,373,720        19.75%
______________________________________________________________________________________________




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

						     June 30,        December 31,
						       1998             1997  *
ASSETS                                              (unaudited)
						    ___________      ___________

Cash and due from banks                             $12,890,224      $15,774,024
Federal funds sold                                   11,000,000        8,060,000
						    ___________      ___________

     Total cash and cash equivalents                 23,890,224       23,834,024

Interest bearing deposits in banks                       53,152           48,928
Securities available-for-sale, at fair value
     (cost of $40,018,375 in June 1998 and
     $36,750,950 in December 1997)                   40,325,095       36,884,465
Securities held-to-maturity (estimated market
     value of $17,651,135 in June 1998 and
     $17,459,865 in December 1997)                   16,731,169       16,732,827
Loans, net of allowance for loan
     losses of $1,685,688 in June 1998 and
     $1,414,826 in December 1997                    143,521,513      129,473,318
Bank premises and equipment, net                      8,015,747        6,973,150
Other real estate owned, net                             39,100           45,100
Accrued interest receivable                           1,646,604        1,638,931
Goodwill, net                                           224,591          241,902
Other assets                                          1,369,547        1,239,770
						    ___________      ___________

     Total assets                                  $235,816,742     $217,112,415
						    ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                               $54,990,629     $58,464,087
  Interest bearing                                   162,003,496     141,603,664
						    ___________      ___________

     Total deposits                                  216,994,125     200,067,751

Securities sold under
     repurchase agreements                                    -           69,443
Accrued interest payable                                568,422          543,936
Notes payable                                         3,543,973        3,198,794
Other liabilities                                       316,808          301,181
						    ___________      ___________

     Total liabilities                              221,423,328      204,181,105
						    ___________      ___________

Commitments and contingencies                                 -                -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25
	   stated value - 5,000,000 shares
	   authorized, 158,797 and 160,756
	   issued and outstanding on June 30,
	   1998 and December 31, 1997,
	   respectively                               2,262,857        2,290,773
   Common stock, $.10 par value-
	   5,000,000 shares authorized, 1,601,759
	   and 1,581,053 issued and outstanding
	   on June 30, 1998 and December 31,
	   1997, respectively                           160,176          158,106
   Surplus                                           10,264,907        9,862,700
   Unearned ESOP shares                                (128,349)        (137,243)
   Unrealized gains/losses on securities
	   available-for-sale, net of deferred
	   taxes of $112,445 in June 1998 and
	   $51,549 in December 1997                     194,275           81,966
   Retained earnings                                  1,639,548          675,008
						    ___________      ___________

     Total stockholders' equity                      14,393,414       12,931,310
						    ___________      ___________

Total liabilities and stockholders' equity         $235,816,742     $217,112,415
						    ===========      ===========

  * The consolidated statement of condition at December 31, 1997 is taken from the audited balance sheet on that date.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


				      Three Months Ended                  Six Months Ended
					    June 30,                          June 30,
				     1998             1997             1998             1997
					  (unaudited)                        (unaudited)
				  ___________________________       ___________________________

INTEREST INCOME:
Loans, including fees             $3,640,074       $2,756,657       $6,961,806       $5,216,405
Securities
     Taxable                        $601,915          785,491        1,190,426       $1,532,780
     Nontaxable                      224,177          205,080          444,253          348,812
Federal funds sold                   169,700          145,355          349,737          348,270
				  __________       __________       __________       __________
TOTAL                              4,635,866        3,892,583        8,946,222        7,446,267
				  __________       __________       __________       __________

INTEREST EXPENSE:
Interest on deposits               1,628,696        1,418,057        3,182,996        2,702,252
Interest on note payable              65,344           43,539          129,678           75,066
				  __________       __________       __________       __________

TOTAL                              1,694,040        1,461,596        3,312,674        2,777,318
				  __________       __________       __________       __________

NET INTEREST INCOME                2,941,826        2,430,987        5,633,548        4,668,949

PROVISION FOR LOAN LOSSES            238,000          209,332          496,000          362,600
				  __________       __________       __________       __________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES        2,703,826        2,221,655        5,137,548        4,306,349
				  __________       __________       __________       __________

OTHER OPERATING INCOME:
Service charges on deposits          629,353          522,862        1,214,274          961,076
Gains on securities, net                   -           85,355                -           85,355
Credit life insurance                 40,953           50,660           68,071          101,255
Other charges and fees               201,868          155,294          368,669          262,974
				  __________       __________       __________       __________

TOTAL OTHER INCOME                   872,174          814,171        1,651,014        1,410,660
				  __________       __________       __________       __________

OTHER EXPENSES:
Salaries and employee benefits     1,283,611        1,126,065        2,533,904        2,154,037
Occupancy expense                    565,470          534,910        1,113,608        1,040,434
Other                                780,117          707,590        1,488,942        1,357,261
				  __________       __________       __________       __________

TOTAL OTHER EXPENSES               2,629,198        2,368,565        5,136,454        4,551,732
				  __________       __________       __________       __________

INCOME BEFORE INCOME TAXES           946,802          667,261        1,652,108        1,165,277
PROVISION FOR INCOME TAXES           268,150          184,750          420,948          301,344
				  __________       __________       __________       __________

NET INCOME                          $678,652         $482,511       $1,231,160         $863,933
PREFERRED DIVIDEND REQUIREMENT        37,444           39,946           74,964           79,753
				  __________       __________       __________       __________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                     $641,208         $442,565       $1,156,196         $784,180
				  ==========       ==========       ==========       ==========
BASIC EARNINGS PER COMMON SHARE        $0.40            $0.28            $0.73            $0.51
				  ==========       ==========       ==========       ==========

DILUTED EARNINGS PER COMMON SHARE      $0.35            $0.25            $0.63            $0.46
				  ==========       ==========       ==========       ==========





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

__________________________________________________________________________________________________________________________________
												  UNREALIZED
												  (GAINS)
												  LOSSES ON
												  SECURITIES
			 PREFERRED STOCK             COMMON STOCK                       ESOP      AVAILABLE-  RETAINED
			SHARES      AMOUNT        SHARES     AMOUNT       SURPLUS    OBLIGATION   FOR-SALE    EARNINGS    TOTAL
			____________________     ___________________    __________   _________________________________  ___________
BALANCE,
  DECEMBER 31, 1997     160,756   $2,290,773     1,581,053  $158,106    $9,862,700   ($137,243)    $81,966    $675,008  $12,931,310

Issuance of common
  stock                                             16,795     1,679       374,682                                          376,361
Dividends paid on
  common stock                                                                                                (191,586)    (191,586)
Dividends paid on
  preferred stock                                                                                              (74,964)     (74,964)
Preferred stock
  conversion             (1,959)     (27,916)      3,911         391        27,525                                 (70)         (70)
Net income                                                                                                   1,231,160    1,231,160
ESOP obligation,
  net of repayments                                                                      8,894                                8,894
Net change in
  unrealized gain/
  loss on securities
  available-for-sale,
  net of tax                                                                                       112,309                  112,309
			_______   __________   _________    ________   ___________  _________     ________  __________  ___________
BALANCE,
  JUNE 30, 1998         158,797   $2,262,857   1,601,759    $160,176   $10,264,907  ($128,349)    $194,275  $1,639,548  $14,393,414
			=======   ==========   =========    ========   ===========  =========     ========  ==========  ===========



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997

						      June 30, 1998    June 30, 1997
						      _____________    _____________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                             $1,231,160          $863,933
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                         462,292           408,807
    Provision for loan losses                             415,000           362,600
    Provision for deferred income taxes                    49,330            40,116
    Provision for losses on other real estate owned             -            33,718
    Discount accretion (premium amortization), net        (13,235)          (20,449)
    Gain on sale of premises and equipment                   (750)                -
    Loss on sale of other real estate owned                 3,037                 -
    Gain on sale of securities                                  -           (85,356)
    Change in accrued interest receivable                  (7,673)         (273,557)
    Change in accrued interest payable                     24,486            74,084
    Change in other liabilities                           (67,757)           35,030
    Change in other assets                               (156,618)         (182,613)
						       __________        __________
NET CASH PROVIDED BY OPERATING ACTIVITIES               1,939,272         1,256,313
						       __________        __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing
    deposits in banks                                      (4,224)          235,562
  Proceeds from maturities and calls of securities
    available-for-sale                                  4,988,673         1,343,689
  Proceeds from sales of securities available-for-sale          -         8,494,338
  Purchases of securities held-to-maturity                      -        (8,737,947)
  Purchases of securities available-for-sale           (8,241,206)      (19,321,260)
  Loan originations, net of repayments                (14,468,338)      (19,784,433)
  Purchases of premises and equipment                  (1,516,789)       (1,423,762)
  Proceeds from sales of premises and equipment            29,961                 -
  Proceeds from sales of other real estate owned           17,000                 -
						       __________        __________

NET CASH USED IN INVESTING ACTIVITIES                 (19,194,923)      (39,193,813)
						       __________        __________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                             16,926,374        23,464,793
  Net (decrease) increase in securities sold
    under repurchase agreements and
    federal funds purchased                               (69,443)        2,192,910
  Issuance of notes payable                               435,000         2,564,210
  Repayments of notes payable                             (89,821)       (1,552,405)
  Proceeds from issuance of common stock                  376,361           180,001
  Payment of dividends                                   (266,550)         (244,748)
  Payment of fractional shares resulting from
    conversion of preferred stock and stock dividends         (70)              (47)
						       __________        __________

NET CASH PROVIDED BY FINANCING ACTIVITIES              17,311,851        26,604,714
						       __________        __________

NET DECREASE IN CASH & CASH EQUIVALENTS                    56,200       (11,332,786)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD         23,834,024        25,414,562
						       __________        __________

CASH & CASH EQUIVALENTS AT END OF PERIOD              $23,890,224       $14,081,776
						       ==========        ==========


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiary as of June 30, 1998 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1997 annual consolidated report and Form 10-KSB.

      The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the activity in the allowance for loan and lease losses is as follows:


					      Six Months Ended
						  June 30,
(in thousands)                               1998           1997
					   ______         ______
       Balance at beginning of year        $1,415         $1,087
	 Provision for loan losses            496            363
	 Recoveries                            83            163
	 Loans charged off                   (308)          (281)
					   ______         ______
       Balance at end of quarter           $1,686         $1,332
					   ======         ======



3.  NEW ACCOUNTING STANDARD

     MidSouth adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SAFS 130") effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale.

     Following is a summary of MidSouth's comprehensive income for the six months ended June 30, 1998 and 1997.




					    1998             1997
					 __________        ________
	    Net income                   $1,231,160        $863,933
	    Other comprehensive income,
	      net of tax                    112,309         (24,620)
					 __________        ________

	    Total comprehensive income   $1,343,469        $839,313
					 ==========        ========


4.  SUBSEQUENT EVENT

     On June 17, 1998, MidSouth announced a three-for-two (50%) stock split on its common stock to holders of record as of July 31, 1998 payable August 31, 1998. This split will be effected by way of a dividend of one share of common stock for each two shares of common stock outstanding on the record date. Earnings per share information as adjusted for the split is presented below:


			 2nd Qtr 98   2nd Qtr 97      YTD 6/98     YTD 6/97
			 __________   ___________     _________    _________
     Basic EPS               $0.27          $0.19         $0.49        $0.34
     Diluted EPS             $0.23          $0.17         $0.42        $0.31

    Weighted average
      shares
     Basic               2,396,051      2,339,837     2,388,821    2,327,784
     Diluted             2,949,486      2,846,393     2,944,272    2,829,813


		   MANAGEMENT'S DISCUSSION AND ANALYSIS
			   OR PLAN OF OPERATION

This review should be read in conjunction with the MidSouth Bancorp, Inc. ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1997 annual consolidated financial statements, the notes thereto and the related Management's Discussion and Analysis.

MidSouth completed a second strong quarter for 1998, with continued growth in loans, deposits and net income. Net income totaled $678,652 for the quarter, an increase of 41% over net income of $482,511 reported for the second quarter of 1997. Income available to common shareholders totaled $641,208 for the quarter, compared to $442,565 for the second quarter of 1997. Basic earnings per share were $.40 and $.28 for the quarters ended June 30, 1998 and 1997, respectively. Diluted earnings per share were $.35 for the second quarter of 1998 compared to $.25 for the second quarter of 1997.

Net income for the six months ended June 30, 1998 totaled $1,231,160 compared to $863,933 for the first six months of 1997. Income available to common shareholders totaled $1,156,196 for the six months ended June
30, 1998 compared to $784,180 for the six months ended June 30, 1997.
Basic earnings per share were $.73 and $.51 for the six month periods ended June 30, 1998 and 1997, respectively. Diluted earnings per share were $.63 for the first six months of 1998 compared to $.46 for the first six months of 1997.

The increase in earnings resulted primarily from increased net interest income due to increased loan volume. Net interest income increased $510,839, or 20%, in quarterly comparison and $964,599, or 25%, in year-to-date comparison. Non-interest income, exclusive of net gains on sales of investment securities, increased $143,358 in quarterly comparison and $325,709 in annual comparison. Increases in service charges and fees on deposit accounts contributed most of the increase to non-interest income.

Loans, net of Allowance for Loan Losses ("ALL"), increased $30.5 million or 27%, from $113.0 million in the second quarter of 1997 to $143.5 million in the second quarter of 1998. Deposits grew $21.9 million or 11%, from $195.1 million at June 30, 1997 to $217.0 million at June
30, 1998. Of the $21.9 million increase, $17.2 million represented interest bearing deposits.

Provisions for loan and lease losses increased $133,400, from $362,600 in June 1997 to $496,000 in June 1998, primarily due to loan growth. Non-performing loans as a percentage of total loans decreased from .45% in June of 1997 to .24% in June of 1998. The ALL represents 494% of non-performing loans as of June 30, 1998.

MidSouth's leverage ratio was 6.06% at June 30, 1998. Second quarter 1998 return on average common equity was 21.46% and return on average assets was 1.18%.

Earnings Analysis

Net Interest Income

Average earning assets increased 13%, or $23.9 million, from $185.9 million for the three months ended June 30, 1997 to $209.8 million for the three months ended June 30, 1998. A change in the mix of earning assets increased net interest income as higher-yielding loans represented 66.6%
of average earning assets in the second quarter of 1998 compared to 57.4%
in the second quarter of 1997.  The average yield on loans increased 10
basis points, from 10.36% to 10.46% at June 30, 1998.   Yields on
commercial and real estate loans declined 19 basis points, while consumer loan yields rose 89 basis points. Consumer loan yields increased primarily due to loans funded by MidSouth's consumer finance subsidiary, Financial Services of the South, Inc. (the "Finance Company"), and credit card loans. The Finance Company's portfolio averaged $1.4 million in consumer finance loans yielding an average of 24%. Credit card loans at the Bank averaged $1.0 million and yielded an average of 17%. Investment volume decreased $11.2 million, from $68.9 million at June 30, 1997 to $57.7 million at June 30, 1998 due to increased loan funding. The average taxable-equivalent yield on investments improved by 14 basis points for the same period, from 6.30% to 6.44%. The change in mix and increase in the volume of earning assets boosted the taxable-equivalent yield on quarterly average earning assets 45 basis points, from 8.60% for the second quarter of 1997 to 9.05% for the second quarter of 1998.

An average volume increase of $14.7 million and a 17 basis point rate increase on interest-bearing liabilities resulted in increased interest expense for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. The percentage of average interest-bearing deposits to average total deposits remained constant at 75% in quarterly comparison.
The average rate paid on interest-bearing deposits increased 17 basis points, from 3.95% at June 30, 1997 to 4.12% at June 30, 1998, primarily due to higher yielding public fund deposits. In addition, in February 1998, MidSouth introduced a new money market account indexed to the 90-day Treasury bill less 50 basis points. The average rate paid on the indexed account was 4.56% for the second quarter of 1998. The average volume of notes payable increased $2.0 million in quarterly comparison as MidSouth and the Finance Company increased borrowings against their lines of credit during 1997 and the second quarter of 1998.

The net effect of changes in the volume and mix of average earning assets and interest-bearing liabilities increased net interest income $510,839 in quarterly comparison. The net taxable-equivalent yield on average earning assets increased 38 basis points, from 5.44% for the quarter ended June 30, 1997 to 5.82% for the quarter ended June 30, 1998. Review of the changes in the volume and yields of average earning assets and interest-bearing liabilities between the two six month periods ended June 30, 1998 and 1997 reflected results similar to the quarterly comparison. The net taxable-equivalent yield on average earning assets for the six months ended June 30, 1998 increased 31 basis points to 5.72% at June 30, 1998 as compared to 5.41% at June 30, 1997.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $106,491 for the three months and $253,198 for the six months ended June 30, 1998 as compared to the same periods in 1997. The increases resulted primarily from additional insufficient funds fees and a change in January 1998 in the monthly service charge balance calculation method from average collected balance to minimum balance.
This change in method calculation resulted in additional non-interest income despite the elimination of per check charges and lowering of tiered fees on most consumer deposit accounts.

Other non-interest income, net of gains on sales of investment securities, increased $46,574 in quarterly comparison and $105,695 in year-to-date comparison, with significant increases recorded in lease income from a third party investment company and in VISA merchant and debit card income. Although increases have been recorded in VISA merchant and debit card income, expenses associated with these programs have also increased, offsetting the income. Decreases were realized in income from the sale of credit life insurance of $9,707 for the quarter and $33,184 for the six months period ended June 30, 1998 as compared to the same periods ended June 30, 1997. Sales of credit life insurance were higher in the first six months of 1997 due to a retail loan promotion held during the first quarter.

Non-interest Expense

Non-interest expense increased $260,633 for the three months and $584,722 for the six months ended June 30, 1998 compared to the three
and six months ended June 30, 1997.   Increases were recorded primarily
in the categories of salaries and employee benefits, occupancy expenses, VISA programs, ATM processing fees, and accounting and professional fees.

Salaries and employee benefits increased primarily due to additional staff. The number of full-time equivalent ("FTE") employees increased by 17, from 133 in June 1997 to 150 in June 1998. Six of the seventeen FTE employees were added in administrative positions, five in retail staffing positions and four were added for the Lake Charles office that began offering full service banking in June 1998.

Occupancy expense increased in the three and six month periods ended
June 30, 1998 compared to the same period of 1997 due to increases in building lease expense, depreciation and maintenance expenses associated with furniture and equipment and fuel and maintenance of bank autos.
The increase in depreciation expense resulted primarily from the addition of the Morgan City Office in March 1997, expansion of MidSouth's
ATM cash machine network and upgrading of computer equipment throughout 1997 to bring additional MidSouth offices into an existing computer network. Management expects depreciation expense to continue to increase as additional fixed assets are added with the completion of the Lake Charles and Ambassador Caffery offices.

Balance Sheet Analysis

MidSouth ended the second quarter of 1998 with consolidated assets of $235,816,742, an increase of $18.7 million or 9% from the $217,112,415 reported for December 31, 1997. Deposits increased over the six months ended June 30, 1998 by $16.9 million. Of the $16.9 million increase, $5.0 million was in public fund deposits, $4.2 million in commercial deposits and $7.7 million in retail deposits. The introduction of a money market account indexed to the 90 day Treasury bill resulted in an increase in interest-bearing retail deposits of $1.8 million in the first quarter of 1998 and $3.4 million in the second quarter of 1998.

Loans grew $14.3 million in the first six months of 1998, with the majority of the increase in real estate and construction loans recorded during the second quarter. Due to a decrease in loan fundings in the first three months of 1998, excess funds were used to purchase additional securities and federal funds sold. Securities available-for-sale increased $3.4 million, from $36.9 million at December 31, 1997 to $40.3 million at June 30, 1998. The increase reflects purchases of $8.2 million and maturities and principal paydowns of $5.0 million. Unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $194,275 at June 30, 1998, compared to a net unrealized gain of $81,966 at December 31, 1997. These amounts result from interest rate fluctuations and do not necessarily represent permanent increase of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

As of June 30, 1998, MidSouth's leverage ratio was 6.06% as compared to 6.00% at December 31, 1997. Tier 1 capital to risk-weighted assets was 9.24% and total capital to risk-weighted assets was 10.36% at the end of the second quarter of 1998. At year-end 1997, Tier 1 capital to risk-weighted assets was 9.19% and total capital to risk-weighted assets was 10.22%.

The introduction of a dividend reinvestment and direct stock purchase plan late in the fourth quarter of 1997 yielded common stock purchases of $301,353 in the first six months of 1998.

 The Year 2000 Issue

On May 16, 1997, the Office of the Comptroller of the Currency ("OCC") issued an advisory letter addressing Year 2000 issues and its examination approach. To maintain safe and sound banking practices, institutions are required to take appropriate measures to insure efficient operations of computer systems beyond the year 2000. Institutions should commence testing for critical systems by September 1, 1998 and should be substantially completed by December 31, 1998.

MidSouth's Board of Directors established a Year 2000 compliance committee in June of 1997. The committee has inventoried MidSouth's hardware and software programs and has forwarded letters to the providers regarding Year 2000 compliance. Testing and updating has been performed on approximately 90% of MidSouth's computer hardware and approximately 10% of computer software, with the exception of the primary data processing hardware and software. Testing on the primary processing system is scheduled for the third quarter of 1998. In addition, the OCC has already performed a review of MidSouth's primary processing software vendor, Jack Henry and Associates ("JHA") and have found JHA's year 2000 project management effort "satisfactory". Furthermore, MidSouth has received a warranty from JHA as to completion of internal testing and readiness.

To further reduce the risks associated with the year 2000, MidSouth held seminars for commercial customers and community businesses during the first week of May 1998. MidSouth provided seminar participants with software designed to help them identify year 2000 issues within their organizations. The software guides the user through the vendor identification and tracking process and provides assistance in other year 2000 issues such as contingency planning. As part of its own contingency plan, MidSouth has agreements with two vendors to provide short-term and long-term processing capabilities.

In compliance with Year 2000 disclosure requirements, the committee has analyzed the impact that compliance with the Year 2000 may have on earnings. Costs totaling approximately $60,000 have been identified for testing and other expenses associated with the Year 2000. Additional costs are expected, but it is management's opinion that the costs will not be material to MidSouth's earnings.

Nonperforming Assets and Past Due Loans
Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.




				  TABLE 1
			 Nonperforming Assets and
			  Loans Past Due 90 Days

=============================================================
			     June       December      June
			      30,          31,         30,
			     1998         1997        1997
=============================================================
Nonperforming loans
   Nonaccrual loans        $341,419    $260,875     $518,672
   Restructured loans             -           -            -
			   __________________________________

Total nonperforming loans   341,419     260,875      518,672


Other real estate owned,
  net                        39,100      45,100      146,552
Other assets repossessed      5,845      13,234       26,040
			   __________________________________

Total nonperforming assets $386,364    $319,209     $691,264
			   ==================================

Loans past due 90 days
or more and still accruing $322,080     $245,232      $59,675

Nonperforming loans as a
% of total loans                .24%       0.20%        0.45%

Nonperforming assets as a
% of total loans, other
real estate owned and
other assets repossessed       0.27%       0.24%        0.60%


ALL as a % of
  nonperforming loans        493.73%     542.30%      256.80%



Nonperforming assets were $386,364 as of June 30, 1998, an increase of $67,155 from the $319,209 reported for December 31, 1997 and a decrease of $304,900 from the $691,264 reported for June 30, 1998. Loans past due 90 days or more increased from $59,675 in June 1997 to $245,232 in December 1997 and to $322,080 as of June 30, 1998. Of the $322,080 in loans past due 90 days or more, $116,490 were funded by the Finance Company.

Specific reserves have been established in the ALL to cover potential losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,685,688 in the reserve as of June 30, 1998 is sufficient to cover potential losses in nonperforming assets and in the loan and lease portfolios. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of MidSouth Bancorp, Inc. held May 13, 1998 two Class II Directors were elected.

 The following provides information as to the votes:




Election of Directors           For             Withheld     Abstentions     Broker Non-Votes
Will G. Charbonnet, Sr.       1,351,771           2,089         0                  0

Clayton Paul Hilliard         1,351,771           2,089         0                  0



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

 3.3 Amended and Restated By-laws adopted by the Board of Directors on April 12, 1995 are included as Exhibit 3.2 to Amendment No. 1 to MidSouth's Registration Statement on Form S-4 (Reg. No. 33-58499) filed on June 1, 1995,
			and are incorporated herein by reference.

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


											Page 18


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



					MidSouth Bancorp, Inc.
					(Registrant)

Date:  August 14, 1998
       _______________
					_______________________________
					C. R. Cloutier, President & CEO


					_______________________________________
					Karen L. Hail, Executive Vice President
					& CFO


					_______________________________________
					Teri S. Stelly, Senior Vice President &
					Controller