Form 10QSB
period 1998-09-30
MIDSOUTH BANCORP INC
filed 1998-11-16
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
				 COMMISSION
			   WASHINGTON, D.C.  20549


				 FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended........             September 30, 1998


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Outstanding as of  September 30, 1998


Common stock, $.10 par value                                    2,424,258
Preferred stock, no par value, $14.25 stated value                156,927


		 Transitional Small Business Disclosure Format:
			 Yes _______     No ____X____

PART 1 - FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)                           Page

	 Financial Highlights                                             3

	 Statements of Condition - September 30, 1998 and
		December 31, 1997                                         4

	 Statements of Income - Three and Nine Months Ended
		September 30, 1998 and 1997                               5

	 Statement of Stockholders' Equity - Nine Months
		Ended September 30, 1998                                  6

	 Statements of Cash Flows - Nine Months Ended
		September 30, 1998 and 1997                               7

	 Notes to Financial Statements                                    8

    Item 2.  Management's Discussion and Analysis or
		Plan of Operation                                         9

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                             16

    Signatures                                                            17


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)
					Three Months Ended        Nine Months Ended
					  September 30,             September 30,
EARNINGS DATA                           1998         1997         1998         1997
				     _________________________________________________
Net interest income                  $3,107,465   $2,516,952   $8,741,013   $7,185,901
Provision for loan losses               260,450      241,700      756,450      604,300
Non-interest income                     907,162      735,354    2,558,176    2,146,014
Non-interest expense                  2,888,022    2,474,093    8,024,476    7,025,825
Provision for income tax                242,050      127,220      662,998      428,564
Net income                              624,105      409,293    1,855,265    1,273,226
Preferred dividend requirement           37,003       37,442      111,967      117,195
Income available to common
  shareholder                          $587,102     $371,851   $1,743,298   $1,156,031
======================================================================================

PER COMMON SHARE DATA
Basic earnings per share                  $0.24        $0.16        $0.72        $0.49
Diluted earnings per share                $0.21        $0.14        $0.62        $0.44

Book value at end of period               $5.41        $4.30        $5.41        $4.30
Market price at end of period            $13.25       $10.83       $13.25       $10.83
Market price of preferred stock at       $40.00       $33.00       $40.00       $33.00
Weighted average shares outstanding
   Basic                              2,417,457    2,378,288    2,404,799    2,364,621
   Diluted                            2,963,618    2,912,740    2,979,619    2,882,481
======================================================================================



AVERAGE BALANCE SHEET DATA
Total assets                       $240,301,904 $210,869,856 $230,966,203 $202,954,632
Earning assets                      219,123,358  190,599,040  210,198,283  183,360,010
Loans and leases                    150,018,325  118,824,135  140,539,477  107,496,909
Interest-bearing deposits           166,025,394  142,509,715  158,773,155  139,542,546
Total deposits                      220,753,040  191,343,608  212,517,851  186,703,236
Common stockholders' equity          12,638,818    9,931,230   11,744,457    9,431,211
Total stockholders' equity           14,889,712   12,340,991   14,009,428   11,866,265
======================================================================================

SELECTED RATIOS
Return on average assets (annualize        1.03%        0.70%        1.07%        0.76%
Return on average common equity (an       18.43%       14.85%       19.85%       16.39%
Return on average total equity ( an       16.63%       11.95%       17.71%       13.03%
Leverage capital ratio                     6.10%        5.78%        6.10%        5.78%
Tier 1 risk-based capital ratio            8.90%        9.36%        8.90%        9.36%
Total risk-based capital ratio             9.98%       10.39%        9.98%       10.39%
Allowance for loan losses as a %
  of total loans                           1.14%        1.08%        1.14%        1.08%
======================================================================================

PERIOD ENDING BALANCE SHEET DATA      9/30/98      9/30/97    Net Change    % Change
Total assets                       $250,386,189 $206,518,858  $43,867,331        21.24%
Earning assets                      227,224,601  185,192,383  $42,032,218        22.70%
Loans and leases, net               154,320,174  124,386,058  $29,934,116        24.07%
Interest-bearing deposits           173,626,200  134,357,623  $39,268,577        29.23%
Total deposits                      230,445,040  181,475,290  $48,969,750        26.98%
Common stockholders' equity          13,108,743   10,153,951   $2,954,792        29.10%
Total stockholders' equity           15,341,476   12,454,699   $2,886,777        23.18%
======================================================================================


				     3



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
________________________________________________________________________________

						   September 30,    December 31,
						       1998            1997   *
ASSETS                                              (unaudited)
						   ____________     ____________

Cash and due from banks                             $12,618,694      $15,774,024
Federal funds sold                                    7,400,000        8,060,000
						   ____________     ____________
     Total cash and cash equivalents                 20,018,694       23,834,024

Interest bearing deposits in banks                        1,727           48,928
Securities available-for-sale, at fair value
  (cost of $45,373,450 in September 1998 and
  $36,750,950 in December 1997)                      46,093,450       36,884,465
Securities held-to-maturity (estimated market
  value of $18,707,155 in September 1998 and
  $17,459,865 in December 1997)                      17,622,120       16,732,827
Loans, net of allowance for loan losses of
  $1,787,130 in September 1998 and $1,414,826
  in December 1997                                  154,320,174      129,473,318
Bank premises and equipment, net                      8,653,754        6,973,150
Other real estate owned, net                             39,100           45,100
Accrued interest receivable                           1,923,217        1,638,931
Goodwill, net                                           215,936          241,902
Other assets                                          1,498,017        1,239,770
						   ____________     ____________

     Total assets                                  $250,386,189     $217,112,415
						   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                              $56,818,840      $58,464,087
  Interest bearing                                  173,626,200      141,603,664
						   ____________     ____________

     Total deposits                                 230,445,040      200,067,751

Securities sold under
     repurchase agreements                                    -           69,443
Accrued interest payable                                544,839          543,936
Notes payable                                         3,532,919        3,198,794
Other liabilities                                       521,915          301,181
						   ____________     ____________

     Total liabilities                              235,044,713      204,181,105
						   ____________     ____________

Commitments and contingencies                                 -                -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25
     stated value - 5,000,000 shares
     authorized, 156,927 and 160,756
     issued and outstanding on
     September 30, 1998 and December 31,
     1997, respectively                               2,236,210        2,290,773
   Common stock, $.10 par value-
     5,000,000 shares authorized, 2,424,258
     and 1,581,053 issued and outstanding
     on September 30, 1998 and
     December 31, 1997, respectively                    242,426          158,106
   Surplus                                           10,424,462        9,862,700
   Unearned ESOP shares                                (123,726)        (137,243)
   Unrealized gains/losses on securities
     available-for-sale, net of deferred
     taxes of $254,000 in September 1998
     and $51,549 in December 1997                       466,000           81,966
   Retained earnings                                  2,096,104          675,008
						   ____________     ____________

     Total stockholders' equity                      15,341,476       12,931,310
						   ____________     ____________

Total liabilities and stockholders' equity         $250,386,189     $217,112,415
						   ============     ============
  *   The consolidated statement of condition at December 31, 1997 is taken from the audited balance sheet on that date.

________________________________________________________________________________


</TALBE>







MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME



				       Three Months Ended                Nine Months Ended
					  September 30,                    September 30,
				     1998             1997             1998             1997
					  (unaudited)                       (unaudited)
				 ____________________________      ____________________________

INTEREST INCOME:
Loans, including fees            $3,927,708        $3,108,931      $10,889,514       $8,325,336
Securities
     Taxable                        646,521           766,074        1,836,947        2,298,854
     Nontaxable                     236,571           223,044          680,824          571,856
Federal funds sold                   91,567            14,382          441,304          362,652
				___________      ____________      ___________      ___________
TOTAL                             4,902,367         4,112,431       13,848,589       11,558,698
				___________      ____________      ___________      ___________

INTEREST EXPENSE:
Interest on deposits              1,727,004         1,535,402        4,910,000        4,241,973
Interest on note payable             67,898            60,077          197,576          130,824
				___________      ____________      ___________      ___________

TOTAL                             1,794,902         1,595,479        5,107,576        4,372,797
				___________      ____________      ___________      ___________

NET INTEREST INCOME               3,107,465         2,516,952        8,741,013        7,185,901

PROVISION FOR LOAN LOSSES           260,450           241,700          756,450          604,300
				___________      ____________      ___________      ___________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES       2,847,015         2,275,252        7,984,563        6,581,601
				___________      ____________      ___________      ___________

OTHER OPERATING INCOME:
Service charges on deposits         637,266           553,168        1,887,540        1,514,244
Gains on securities, net                  -              (176)               -           85,179
Credit life insurance                30,417            56,295           98,488          157,550
Other charges and fees              203,479           126,067          572,148          389,041
				___________      ____________      ___________      ___________

TOTAL OTHER INCOME                  907,162           735,354        2,558,176        2,146,014
				___________      ____________      ___________      ___________

OTHER EXPENSES:
Salaries and employee benefits    1,396,623         1,202,047        3,930,527        3,356,084
Occupancy expense                   612,721           561,181        1,726,329        1,601,615
Other                               878,678           710,865        2,367,620        2,068,126
				___________      ____________      ___________      ___________

TOTAL OTHER EXPENSES              2,888,022         2,474,093        8,024,476        7,025,825
				___________      ____________      ___________      ___________

INCOME BEFORE INCOME TAXES          866,155           536,513        2,518,263        1,701,790
PROVISION FOR INCOME TAXES          242,050           127,220          662,998          428,564
				___________      ____________      ___________      ___________

NET INCOME                         $624,105          $409,293       $1,855,265       $1,273,226
PREFERRED DIVIDEND REQUIREMENT       37,003            37,442          111,967          117,195
				___________      ____________      ___________      ___________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                    $587,102          $371,851       $1,743,298       $1,156,031
				===========      ============      ===========      ===========
BASIC EARNINGS PER COMMON SHARE       $0.24             $0.16            $0.72            $0.49
				===========      ============      ===========      ===========

DILUTED EARNINGS PER COMMON SHARE     $0.21             $0.14            $0.62            $0.44
				===========      ============      ===========      ===========




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)
__________________________________________________________________________________________________________________________________

												 UNREALIZED
											       (GAINS) LOSSES
												     ON
												 SECURITIES
			   PREFERRED STOCK            COMMON STOCK                       ESOP     AVAILABLE  RETAINED
			  SHARES      AMOUNT        SHARES    AMOUNT      SURPLUS     OBLIGATION  FOR-SALE   EARNINGS     TOTAL
			 _____________________    ___________________    __________   _______________________________  ___________
BALANCE,
  DECEMBER 31, 1997       160,756   $2,290,773    1,581,053  $158,106    $9,862,700   ($137,243)   $81,966   $675,008  $12,931,310

Issuance of
  common stock                                       28,382     2,837       594,841                                        597,678
Stock split on
  common stock
  effected in
  the form of
  a 50% dividend                                    806,306    80,631       (72,945)                           (9,374)      (1,688)
Dividends paid
  on common stock                                                                                            (312,758)     (312,758)
Dividends paid on
  preferred stock                                                                                            (111,967)    (111,967)
Preferred stock
  conversion               (3,829)     (54,563)       8,517       852        53,711                               (70)         (70)
Registration and
  related costs
  associated with
  dividend
  reinvestment plan                                                         (13,845)                                       (13,845)
Net income                                                                                                  1,855,265    1,855,265
ESOP obligation,
  net of repayments                                                                      13,517                             13,517
Net change in
  unrealized gain/
  loss on securities
  available-for-sale,
  net of tax                                                                                       384,034                 384,034
			_________   __________    _________  ________   ___________   _________   ________ __________  ___________
BALANCE,
  SEPTEMBER 30, 1998      156,927   $2,236,210    2,424,258  $242,426   $10,424,462   ($123,726)  $466,000 $2,096,104  $15,341,476
			=========   ==========    =========  ========   ===========   =========   ======== ==========  ===========





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
_____________________________________________________________________________________________


						      September 30, 1998  September 30, 1997
						      __________________  __________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $1,855,265          $1,273,226
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                            710,730             628,701
    Provision for loan losses                                756,450             604,300
    Provision for deferred income taxes                       49,330              40,116
    Provision for losses on other real estate owned                -              33,718
    Discount accretion (premium amortization), net           (22,678)           (164,224)
    Gain on sale of premises and equipment                      (750)                  -
    Loss on sale of other real estate owned                    3,037                   -
    Gain on sale of securities                                     -             (85,180)
    Change in accrued interest receivable                   (284,286)           (398,241)
    Change in accrued interest payable                           903              95,842
    Change in other liabilities                               (4,205)            182,326
    Change in other assets                                  (285,089)           (318,179)
						      __________________  __________________

NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,778,707           1,892,405
						      __________________  __________________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits        47,201             313,752
  Proceeds from maturities and calls of securities ava     8,480,926          16,932,739
  Proceeds from sales of securities available-for-sale             -          12,990,400
  Purchases of securities held-to-maturity                  (300,000)         (7,577,947)
  Purchases of securities available-for-sale             (17,670,041)        (25,452,403)
  Loan originations, net of repayments                   (25,603,826)        (30,020,297)
  Purchases of premises and equipment                     (2,394,579)         (1,628,966)
  Proceeds from sales of premises and equipment               29,961                   -
  Proceeds from sales of other real estate owned              17,000                   -
						      __________________  __________________

NET CASH USED IN INVESTING ACTIVITIES                    (37,393,358)        (34,442,722)
						      __________________  __________________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                30,377,289           9,858,782
  Net (decrease) increase in securities sold under repurchase
    agreements and federal funds purchased                   (69,443)          3,573,102
  Net increase in other borrowed funds                             -           5,000,000
  Issuance of notes payable                                  435,000           3,024,210
  Repayments of notes payable                               (100,875)         (1,564,537)
  Proceeds from issuance of common stock                     597,678             187,879
  Payment of dividends                                      (424,725)           (376,668)
  Cost of capital through dividend reinvestment plan         (13,845)                  -
  Payment of fractional shares resulting from conversion
     of preferred stock and stock dividends                   (1,758)             (2,292)
						      __________________  __________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                 30,799,321          19,700,476
						      __________________  __________________

NET DECREASE IN CASH & CASH EQUIVALENTS                   (3,815,330)        (12,849,841)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            23,834,024          25,414,562
						      __________________  __________________

CASH & CASH EQUIVALENTS AT END OF PERIOD                 $20,018,694         $12,564,721
						      ==================  ==================


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiary as of September 30, 1998 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1997 annual consolidated report and Form 10-KSB.

      The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.


2.  ALLOWANCE FOR LOAN LOSSES

      An analysis of the activity in the allowance for loan losses is as follows:


					     Nine Months Ended
						September 30,
					       (in thousands)
					     1998          1997
					   ______        ______

       Balance at beginning of year        $1,415        $1,087
	 Provision for loan losses            756           604
	 Recoveries                           122           190
	 Loans charged off                   (506)         (541)
					   ______        ______
       Balance at end of quarter           $1,787        $1,340
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

     Following is a summary of MidSouth's comprehensive income for the nine months ended September 30, 1998 and 1997.




					  1998           1997
				       __________     __________
	   Net income                  $1,855,265     $1,273,226

	   Other comprehensive income,
	      net of tax                  384,034        122,945
				       __________     __________

	   Total comprehensive income  $2,239,299     $1,396,171
				       ==========     ==========


	    MANAGEMENT'S DISCUSSION AND ANALYSIS
		    OR PLAN OF OPERATION

This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1997 annual consolidated financial statements, the notes thereto and the related
Management's Discussion and Analysis.

Continuing to build on second quarter momentum, MidSouth reported strong earnings and loan growth for the third quarter of 1998. Net income totaled $624,105 for the third quarter of 1998, an increase of 52% over net income of $409,293 reported for the third quarter of 1997. Income available to common shareholders totaled $587,102 for the third quarter of 1998, compared to $371,851 for the third quarter of 1997. Basic earnings per common share were $.24 and $.16 for the quarters ended September 30, 1998 and 1997, respectively. Diluted earnings per common share were $.21 for the third quarter of 1998 compared to $.14 for the third quarter of 1997.

Net income totaled $1,855,265 for the nine month period ended September 30, 1998 compared to $1,273,226 for the first nine months of 1997. Income available to common shareholders totaled $1,743,298 and $1,156,031 for the nine month periods ended September 30, 1998 and 1997, respectively. Basic earnings per common share were $.72 for the nine months ended September 30, 1998 compared to $.49 for the nine months ended September 30, 1997.
Diluted earnings per common share were $.62 and $.44 for the nine months ended September 30, 1998 and 1997, respectively.

The increase in earnings resulted primarily from growth in loans between the three and nine months periods ended
September 30, 1998 and 1997. As a result, net interest income increased 23% or $590,513 in quarterly comparison and 22% or $1,555,112 in year-to-date comparison. Non-interest income, exclusive of net gains on sales of investment securities, increased $171,632 in quarterly comparison and $497,341 in year-to-date comparison.
Increases in service charges and fees on deposit accounts contributed most of the increase in non-interest income.

Loans, net of Allowance for Loan Losses ("ALL"),
increased $29.9 million or 24%, from $124.4 million in the third quarter of 1997 to $154.3 million in the third quarter of 1998. Provisions for loan losses increased $152,150, from $604,300 in September 1997 to $756,450 in
September 1998 primarily due to loan growth.
Nonperforming loans as a percentage of total loans
increased from .29% in September 1997 to .39% in
September 1998 due to the addition of one commercial loan
totaling $331,336.    The  ALL represented 293% of
nonperforming loans as of September 30, 1998.

Total deposits increased $49.0 million or 27%, from $181.5 million in September 1997 to $230.5 million in September
1998. Of the $49.0 million growth in deposits, $39.3 million was interest-bearing and $9.7 million was noninterest-bearing deposits.

MidSouth's third quarter 1998 annalized return on average common equity was 18.43% and annalized return on average assets was 1.03%. The leverage capital ratio was 6.10% at September 30, 1998.

Earnings Analysis

Net Interest Income

Average earning assets increased 15%, or $28.5 million, from $190.6 million for the three months ended September
30, 1997 to $219.1 million for the three months ended September 30, 1998. A change in the mix of earning assets increased net interest income as higher-yielding loans represented 68.5% of average earning assets in the third quarter of 1998 compared to 62.3% in the third quarter of 1997. The average yield on loans remained relatively unchanged at 10.39% and 10.38% for the two third quarter periods ending September 30, 1998 and 1997, respectively. Within the loan portfolio, however, yields on commercial and real estate loans declined 18 basis points, while consumer loan yields rose 69 basis points. Consumer loan yields increased primarily due to loans funded by Financial Services of the South, Inc. (the "Finance Company") and credit card loans made by MidSouth National Bank (the "Bank"). The Finance Company's portfolio averaged $1.7 million in consumer finance loans for the third quarter of 1998, yielding an average of 26%. Credit card loans at the Bank averaged $1.0 million and yielded an average of 17%. Average investment volume decreased $8.2 million, from $70.5 million at September 30, 1997 to $62.3 million at September 30, 1998 due to increased loan funding. The average taxable-equivalent yield on investments improved by 17 basis points for the same period, from 6.12% to 6.29%. The change in mix and increase in the volume of earning assets boosted the taxable-equivalent yield on quarterly average earning assets 31 basis points, from 8.76% for the third quarter of 1997 to 9.07% for the third quarter of 1998.

An average volume increase of $20.8 million and a 5 basis point rate increase on interest-bearing liabilities resulted in increased interest expense for the quarter ended September
30, 1998 compared to the quarter ended September 30, 1997. The percentage of average interest-bearing deposits to average total deposits remained constant at 75% in quarterly comparison. In addition, the average rate paid on interest-bearing deposits remained stable, with a decrease of only 2 basis points from 4.14% at September 30, 1997 to 4.12% at September 30, 1998. The average rate paid on all interest-bearing liabilities decreased 5 basis points for the same period, from 4.25% to 4.20% due to a decrease in the volume of funds borrowed by the Bank. In September
1997, a public funds contract representing approximately
$28 million in deposits held by the Bank expired. To fund the withdrawal of these deposits, the Bank borrowed $8.5 million in overnight and short-term funds. The short-term borrowings were paid out on November 4, 1997.

The net effect of changes in the volume and mix of average earning assets and interest-bearing liabilities increased net interest income $590,513 in quarterly comparison. The net taxable-equivalent yield on average earning assets increased 38 basis points, from 5.44% for the quarter ended September 30, 1997 to 5.82% for the quarter ended
September 30, 1998.

Review of the changes in the volume and yields of average earning assets and interest-bearing liabilities between the two nine month periods ended September 30, 1998 and 1997 reflected results similar to the quarterly comparison.
The net taxable-equivalent yield on average earning assets for the nine months ended September 30, 1998 increased 32 basis points to 5.75% at September 30, 1998 as compared to 5.43% at September 30, 1997.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $120,098 for the three months and $373,296 for the nine months ended September 30, 1998 as compared to the same periods in 1997. The increases resulted primarily from additional insufficient funds fees and a change in January 1998 in the monthly service charge balance calculation method from average collected balance to minimum balance. This change in method calculation resulted in additional non-interest income despite the elimination of per check charges and lowering of tiered fees on most consumer deposit accounts.

Other non-interest income, net of gains on sales of investment securities, increased $77,412 in quarterly comparison and $183,107 in year-to-date comparison with significant increases recorded in VISA merchant and debit card income. Although increases have been recorded in VISA merchant and debit card income, expenses associated with these programs have also increased, offsetting the income. Significant decreases were realized in income from the sale of credit life insurance of $25,878 for the quarter and $59,062 for the nine months period ended September
30, 1998 as compared to the same periods ended September
30, 1997. Sales of credit life insurance were higher in 1997 due to a retail loan promotion held during the first quarter.

Non-interest Expense

Non-interest expense increased  $413,929 for the three
months and $998,651 for the nine months ended September
30, 1998 compared to the three and nine months ended
September 30, 1997.   Increases were recorded primarily in
the categories of salaries and employee benefits, occupancy expenses, VISA programs, ATM processing fees, and accounting and professional fees.

Salaries and employee benefits increased primarily due to additional staff. The number of full-time equivalent
("FTE") employees increased by 12, from 139 in September 1997 to 151 in September 1998. Eight of the twelve FTE employees were added in administrative and retail staffing positions and four were added for the Lake
Charles office that began offering full service banking in June 1998.

Occupancy expense increased in the three and nine month periods ended September 30, 1998 compared to the same period of 1997 due to increases in building lease expense, depreciation and maintenance expenses associated with furniture and equipment and fuel and maintenance of bank autos. The increase in depreciation expense resulted primarily from the addition of the Morgan City Office added in March 1997, expansion of MidSouth's ATM cash machine network and upgrading of computer equipment throughout 1998 to bring additional MidSouth offices into an existing computer network. Management expects depreciation expense to continue to increase as additional fixed assets are added with the completion of the Lake
Charles and Ambassador Caffery offices. In addition, construction of another Lafayette office is scheduled to begin in December 1998 or January 1999.

Balance Sheet Analysis

MidSouth ended the third quarter of 1998 with consolidated assets of $250,386,189, an increase of $33.3 million or 15% from the $217,112,415 reported for December 31, 1997. Deposits increased over the nine months ended September 30, 1998 by $30.4 million. Of the $30.4 million increase, $3.3 million was in public fund deposits and $27.1 million was in retail deposits. A new deposit relationship totaling approximately $14 million in investment accounts contributed to the $27.1 million retail deposit growth. A money market account indexed to the 90-day Treasury bill attracted approximately $5 million in interest-bearing retail deposits during the first nine months of 1998. Retail checking and savings deposits and Certificates of Deposit grew $8.1 million in the same period. Commercial deposits remained stable, with some deposit dollars shifting from non-interest bearing accounts to interest bearing accounts.

Loans grew $25.2 million in the first nine months of 1998, with the majority of the increase recorded in real estate, construction and commercial loans during the second and third quarters. The growth resulted primarily from the addition of two commercial lenders hired in the first quarter of 1998. Deposit growth funded increases in securities available-for-sale and held-to-maturity of $9.2 million and $.9 million, respectively. The increase reflects purchases of $18.0 million and maturities and principal paydowns of $8.5 million. Unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $466,000 at September 30, 1998, compared to a net unrealized gain of $81,966 at December 31, 1997. These amounts result from interest rate fluctuations and do not represent a permanent change in value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

As of September 30, 1998, MidSouth's leverage ratio was
6.10% as compared to 6.00% at December 31, 1997. Tier 1 capital to risk-weighted assets was 8.90% and total capital to risk-weighted assets was 9.98% at the end of the third quarter of 1998. At year-end 1997, Tier 1 capital to risk-weighted assets was 9.19% and total capital to risk-weighted assets was 10.22%.

The introduction of a dividend reinvestment and direct stock purchase plan late in the fourth quarter of 1997 yielded common stock purchases of $484,395 in the first nine months of 1998.

The Year 2000 Issue

To maintain safe and sound banking practices, institutions are required to take appropriate measures to insure efficient operations of computer systems beyond the year 2000. MidSouth's Board of Directors established a Year 2000 compliance committee in June of 1997. The committee inventoried MidSouth's hardware and software programs and forwarded letters to the providers regarding year 2000 compliance. Testing and updating has been performed on approximately 90% of MidSouth's computer hardware and approximately 15% of computer software, with the exception of the primary data processing hardware and software. Testing on the primary processing system was originally scheduled for the third quarter of 1998, but with the purchase of a system hardware upgrade, the testing has been rescheduled for the first quarter of 1999.
Management's decision to upgrade system hardware was based on high utilization and growth expectations, not on year 2000 issues. In addition, the OCC has already performed a review of MidSouth's primary processing software vendor, Jack Henry and Associates ("JHA") and have found JHA's year 2000 project management effort "satisfactory". Furthermore, MidSouth has received a warranty from JHA as to completion of internal testing and readiness.

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




				  TABLE 1

			  Nonperforming Assets and

			   Loans Past Due 90 Days



========================================================================
			       September        December       September
				  30,              31,            30,
				 1998             1997           1997
========================================================================

Nonperforming loans

   Nonaccrual loans            $610,725         $260,875       $365,595
   Restructured loans                 -                -              -
			       ________________________________________


Total nonperforming loans       610,725          260,875        365,595


Other real estate owned, net     39,100           45,100        146,552

Other assets repossessed          9,845           13,234         16,826
			       ________________________________________


Total nonperforming assets     $659,670         $319,209       $528,973

			       ========================================


Loans past due 90 days
or more and still accruing     $518,879         $245,232       $133,755


Nonperforming loans as a
% of total loans                   .39%            0.20%          0.29%


Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                       0.42%            0.24%          0.42%


ALL as a % of nonperforming
loans                           292.62%          542.30%        366.50%





Nonperforming assets were $659,670 as of September 30, 1998, an increase of $340,461 from the $319,209 reported for December 31, 1997 and an increase of $130,697 from the $528,973 reported for September 30, 1997. The increase resulted primarily from the transfer of one commercial loan to nonaccrual status. Loans past due 90 days or more increased from $133,755 in September 1997 to $245,232 in December 1997 and to $518,879 as of September 30, 1998. Of the $518,879 in loans past due 90 days or more, $161,631 were funded by the Finance
Company.

Specific reserves have been established in the ALL to cover potential losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,787,130 in the reserve as of September 30, 1998 is sufficient to cover potential losses in nonperforming assets and in the loan and lease portfolios. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

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


											Page 17


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



						  MidSouth Bancorp, Inc.
						  (Registrant)




Date:  November 14, 1998
						 /s/ C. R. Cloutier
						 _______________________
						 C. R. Cloutier, President
						 & CEO


						 /s/ Karen L. Hail
						 _______________________
						 Karen L. Hail, Executive
						 Vice President & CFO


						 /s/ Teri S. Stelly
						 _______________________
						 Teri S. Stelly, Senior
						 Vice President & Controller