Form 10KSB
period 1998-12-31
MIDSOUTH BANCORP INC
filed 1999-03-31
CIK 745981

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

				Form 10-KSB

	x       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			 SECURITIES EXCHANGE ACT OF 1934

		    For the fiscal year ended December 31, 1998

				      OR

	x       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __X__

As of February 28, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant, calculated by reference to the closing sale price of MidSouth's common stock on the AMEX was $16,048,783. As of February 28, 1999 there were outstanding
2,442,276 shares of MidSouth Bancorp, Inc. common stock, $.10 par value, which stock is the only class of the Registrant's common stock.


		   DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held May 12, 1999 -
			     (Part III)

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

Employees

     As of December 31, 1998, the Bank employed 152 full-time equivalent employees and the Finance Company employed 5 full-time equivalent employees. MidSouth has no employees who are not also employees of the Bank. Through the Bank and the Finance Company, employees receive employee benefits which include an employee stock ownership plan, a 401-K plan and life, health and disability insurance plans. MidSouth considers the relationships of the Bank and the Finance Company with their employees to be very good.

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

CAPITAL ADEQUACY REQUIREMENTS.  The Federal Reserve
Board monitors the capital adequacy of bank holding companies through the use of a combination of risk-based capital guidelines and leverage ratios. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of a company's assets. Certain off-balance sheet items, such as letters of credit and unused lines of credit, are also assigned risk-weights and included in the risk-based capital calculations. The guidelines require a minimum ratio of total qualifying capital to total risk-weighted assets of 8.0%, of which 4.0% must be in the form of Tier 1 capital. At December 31, 1998, the
Company's ratios of Tier 1 and total capital to risk-weighted assets were 9.13% and 10.25%, respectively. MidSouth's leverage ratio (Tier 1 capital to total average adjusted assets) was 6.06% at December 31, 1998. All three regulatory capital ratios for the Company exceeded regulatory minimums at December 31, 1998.

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

CAPITAL ADEQUACY REQUIREMENTS. A national bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on a bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain a minimum of total risk-based capital and Tier 1 capital to risk-weighted assets of 10% and 6%, respectively, and a minimum leverage ratio of 5%. All three regulatory capital ratios for the Bank exceeded these minimums at December 31, 1998.

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

ITEM 2 - Properties.

     The Bank leases its principal executive and administrative offices and principal banking facility in Lafayette, Louisiana under a ten year lease expiring
November 30, 2004. The Bank has six other banking offices in Lafayette, Louisiana, two in New Iberia and one banking office in each of Breaux Bridge, Cecilia, Jeanerette, Opelousas, Morgan City, Jennings and Lake
Charles, Louisiana. Ten of these offices are owned and five are leased. A full service branch facility is currently under construction in Lafayette, convenient to the Scott community. In addition, the Bank purchased, through bid process, a former Bank One facility in Sulphur, Louisiana. Management expects the Sulphur office to be operational in the fourth quarter of 1999.

ITEM 3 - Legal Proceedings.

     The Bank has been named as a defendant in various legal actions arising from normal business activities in which damages of various amounts are claimed. While the amount, if any, of ultimate liability with respect to such matters cannot be determined, management believes, after consulting with legal counsel, that any such liability will not have a material adverse effect on the Company's consolidated financial position, results of operation, or cash flows.

ITEM 4 - Submission of Matters to a Vote of Security
Holders.

     No matters were submitted to a vote of MidSouth's security holders in the fourth quarter of 1998.

Executive Officers of the Registrant

C. R. Cloutier, 51 - President, Chief Executive Officer and
Director of MidSouth and the Bank

Karen L. Hail, 45 - Executive Vice President of the Bank and Chief Financial Officer, and Secretary and Treasurer of
MidSouth and the Bank

Donald R. Landry, 42 - Senior Vice President and Senior
Loan Officer of the Bank

Jennifer S. Fontenot, 44 - Senior Vice President of the
Bank

William R. Snyder, 58  - Senior Vice President of the
Bank since 1996; prior to his employment at the Bank, Mr.
Snyder was Senior Vice President for First National Bank of Ohio for 1 year and Senior Vice President for Banc One,
Cleveland, Ohio for 5 years.

Teri S. Stelly, 39 - Senior Vice President and Controller of
MidSouth and the Bank since 1997; Vice President and
Controller of MidSouth and the Bank since 1992.

David L. Majkowski, 49 - Vice President and Loan review officer of the Bank since 1997; Loan review officer of the Bank since 1995; prior to his employment at the Bank, Mr. Majkowski was Compliance Officer for St.
Martin Bank and Trust, St. Martinville, Louisiana for 15 years.

All executive officers of the Company are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

			    PART II

ITEM 5 - Market for Registrant's Common Stock and
Related Stockholder Matters.

     On April 19, 1993 MidSouth's common stock was accepted for listing on the American Stock Exchange, Inc./Emerging Company Marketplace. Effective August 1,
1995, the Company's common stock and its preferred stock has been listed on the regular American Stock Exchange, Inc. ("AMEX") under the symbols MSL and MSL.pr, respectively. As of February 28, 1999, there were 489 common shareholders of record and 175 preferred shareholders of record. The high and low sales prices for the past eight quarters are provided in the Selected
Quarterly Financial Data tables included with this filing under Item 7 and is incorporated herein by reference.

     MidSouth's first common stock dividend was paid at a rate of $.06 per share on October 2, 1995 to shareholders of record on September 18, 1995, and quarterly cash dividends of $.06 per common share were paid through the second quarter of 1998. Following a three for two stock split paid on August 31, 1998, MidSouth began paying quarterly cash dividends of $.05 per common share. It is the intention of the Board of Directors of MidSouth to continue paying quarterly dividends on the common stock at a rate of $.05 per share. Cash dividends on the common stock are subject to payment of dividends on the preferred stock.
The Company's ability to pay dividends is described in
Item 7 below under the heading "Liquidity - Dividends" and and in Note 12 to the Company's consolidated financial statements.

     On August 31, 1998, MidSouth effected a three for two stock split by way of a stock dividend to its common shareholders of record on July 31, 1998. The stock split increased the common shares outstanding at the time from 1,611,377 to 2,417,195. The conversion rate of the preferred stock was adjusted to 2.998 due to the stock split.

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

						      FIVE-YEAR SUMMARY OF SELECTED
						       CONSOLIDATED FINANCIAL DATA

							  Year Ended December 31,
			      __________________________________________________________________________________
				  1998             1997             1996             1995             1994
			      ___________      ___________      ___________       __________       __________
Gross interest income         $18,755,764      $15,776,416      $12,572,417       $9,727,584       $7,388,478
Interest expense               (6,931,556)      (5,894,193)      (4,541,727)      (3,225,326)      (1,976,101)

Net interest income            11,824,208        9,882,223        8,030,690        6,502,258        5,412,377

Provision for loan losses        (999,950)        (854,400)        (674,500)        (225,000)        (210,000)

Other operating income          3,486,937        2,899,461        2,138,285        1,583,026        1,422,894
Other expenses                (11,023,245)      (9,585,788)      (7,840,691)      (6,072,129)      (4,882,130)

Net income                      3,287,950        2,341,496        1,653,784        1,788,155        1,743,141

Provision for income taxes       (842,167)        (586,804)        (417,286)        (546,545)        (601,500)

Net Income                     $2,445,783       $1,754,692       $1,236,498       $1,241,610       $1,141,641
Preferred stock dividend
  requirement                   ($148,971)       ($154,475)       ($155,421)        ($38,142)               -
Income applicable to
  common shareholders          $2,296,812       $1,600,217       $1,081,077       $1,203,468       $1,141,641
Basic earnings per share <FN1>      $0.95            $0.69            $0.48            $0.55            $0.53
Diluted earnings per
  share <FN1>                       $0.83            $0.61            $0.40            $0.51            $0.53

Total loans                  $155,477,263     $130,888,144      $93,740,719      $77,826,707      $60,432,275
Total assets                  249,818,268      217,112,415      185,228,252      151,183,241      103,965,960
Total deposits                229,924,302      200,067,751      171,616,508      139,029,563       96,490,355
Cash dividends on common stock    434,334          354,336          280,461          115,750                -
Long-term obligations<FN2>      3,503,668        3,198,794        1,521,435          972,617        1,195,917

Selected ratios:
Loans to assets                     62.24%           60.29%           50.61%           51.48%           58.13%
Loans to deposits                   67.62%           65.42%           54.62%           55.98%           62.63%
Deposits to assets                  92.04%           92.15%           92.65%           91.96%           92.81%
Return on average assets             1.04%            0.78%            0.65%            0.98%            1.12%
Return on average common
  equity                            19.16%           16.44%           13.09%           17.22%           20.98%



     <FN1>  Earnings per share have been adjusted to reflect a stock
	    dividend of 5% paid by the Company on February 18, 1994 to shareholders of record on February 4, 1994, a four for three stock split paid on September 15, 1995 to shareholders of record on September 7, 1995, a four for three stock split paid on August 19, 1996 to shareholders of record on July 31, 1996 and a 12 1/2% common stock dividend paid on August 27, 1997 to shareholders of record on August 6, 1997, and a three for two stock split paid on August 31, 1998 to shareholders of record on July 31, 1998.

     <FN2>  Long-term obligations include FHLB borrowings and the
	    ESOP borrowing in 1994.  In 1995, 1996, 1997 and
	    1998, the ESOP borrowing is eliminated as an intercompany balance.




ITEM 6 - Management's Discussion and Analysis or Plan of
Operation.



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

OVERVIEW

MidSouth's net income totaled $2,445,783 for the year ended December 31, 1998 compared to $1,754,692 for 1997. Net income available to common shareholders for 1998 was $2,296,812 compared to $1,600,217 in 1997.
Basic earnings per common share were $.95 for 1998 and $.69 for 1997. Diluted earnings per share were $.83 for 1998 and $.61 for 1997.

The increase in earnings resulted primarily from growth in loans over the past twelve months. As a result, net interest income increased 20%, or $1,941,985 in annual comparison. Non-interest income, exclusive of net gains on sales of investment securities, increased $682,389 in annual comparison. Increases in service charges and insufficient funds fees on deposit accounts contributed most of the increase in non-interest income due to an increased number of accounts and volume of transactions processed.

Total consolidated assets grew $32.7 million, from $217.1
million at December 31, 1997 to $249.8 million at
December 31, 1998.  Total loans, net of allowance for loan
losses ("ALL"), increased $24.1 million or 19%, from
$129.5 million at year-end 1997 to $153.6 million at year-
end 1998 due to a strong economy and loan demand.  The
loan growth consisted primarily of commercial and real
estate loans funded in the Lafayette and Morgan City
markets.  An increase was also recorded in commercial
leases.   Deposits increased $29.9 million, from $200.0
million at year-end 1997 to $229.9 million at year-end
1998. The new Lake Charles and Morgan City offices contributed $14.5 million to the growth in deposits for 1998.

Provisions for loan losses increased $145,550 in annual comparison due primarily to another year of substantial loan growth. The ALL totaled $1,860,490 or 1.20% of total loans at December 31, 1998 compared to $1,414,826 or 1.08% of total loans at December 31, 1997.
Nonperforming loans totaled $533,107 or .34% of total loans as of December 31, 1998, up from $319,209 or .20% of total loans as of December 31, 1997. The increase is due primarily to the addition of one large commercial credit totaling $220,802 which management expects will be resolved with no loss in the first quarter of 1999. The ALL represented 349% of nonperforming loans as of December
31, 1998 compared to 542% as of December 31, 1997.

MidSouth's leverage ratio was 6.06% at December 31, 1998, up from 6.00% at December 31, 1997. Return on average common equity was 16.90% and return on average assets was .94% for the year 1998.

EARNINGS ANALYSIS

Net Interest Income

The primary source of earnings for MidSouth is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables 1 and 2 analyze the changes in net interest income for each of the three years in the period ended
December 31, 1998.

Net interest income increased $1,941,985 for 1998 over 1997 and $1,851,533 for 1997 over 1996. The increase in net interest income for both 1998 and 1997 resulted primarily from growth in MidSouth's loan portfolio.
Average loans as a percentage of average earnings assets increased from 57% in 1996 to 61% in 1997 and rose significantly to 67% in 1998. Interest income from loans, including loan fees, increased $3,177,276 from 1997 to 1998 and $2,822,322 from 1996 to 1997. The increased interest income resulted from increases in average loan volume of $32.3 million or 29% in 1998 and $26.7 million or 31% in 1997. Average yield on total loans decreased 11 basis points from 10.36% in 1997 to 10.25% in 1998.

<CAPTION >


Table 1
Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)
					    1998                                1997                                1996
				  _________________________________________________________________________________________________

				  Average             Average        Average             Average         Average            Average
				  Volume   Interest  Yield/Rate      Volume   Interest  Yield/Rate       Volume   Interest  Yield/
															     Rate
				  _________________________________________________________________________________________________
ASSETS
     Interest Bearing Deposits        $37       $2     5.41%             $76       $5     6.58%             $166       $8     4.82%
     Investment Securities <FN1>
		Taxable            41,455    2,458     5.93%          48,784    2,881     5.91%           45,689    2,728     5.97%
		Tax Exempt <FN2>   17,740    1,334     7.52%          15,151    1,146     7.56%            7,575      584     7.71%
				   _______________                    _______________                     _______________
     Total Investments             59,232    3,794     6.41%          64,011    4,032     6.30%           53,430    3,320     6.21%
     Federal Funds Sold and
	 Securities
	 Purchased Under
	 Agreements to Resell      10,885      568     5.22%           8,758      470     5.37%           11,902      629     5.28%
     Loans                 <FN3>
		Commercial and
		  Real Estate     106,584   10,570     9.92%          77,039    7,891    10.24%           56,012    5,876    10.49%
		Installment        37,872    4,233    11.18%          35,152    3,735    10.63%           29,505    2,927     9.92%
				   _______________                    _______________                     _______________
     Total Loans                  144,456   14,803    10.25%         112,191   11,626    10.36%           85,517    8,803    10.29%

		Total Earning
		  Assets          214,573   19,165     8.93%         184,960   16,128     8.72%          150,849   12,752     8.45%

     Allowance for Loan Losses     (1,572)                            (1,415)                             (1,015)
     Nonearning Assets             22,766                             21,182                              16,920
				 ________                           ________                            ________
		Total Assets     $235,767                           $204,727                            $166,754
				 ========                           ========                            ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
		NOW, Money Market,
		  and Savings     $83,598   $2,555     3.06%         $73,844   $2,202     2.98%          $58,362   $1,599     2.74%
		Certificates of
		  Deposits         78,907    4,108     5.21%          65,492    3,415     5.21%           54,944    2,854     5.19%
				   _______________                    _______________                     _______________
     Total Interest Bearing
       Deposits                   162,505    6,663     4.10%         139,336    5,617     4.03%          113,306    4,453     3.93%
     Federal Funds Purchased and
	 Securities Sold Under
	 Agreements to Repurchase      64        3     4.69%             632       39     6.17%              102        4     3.92%
     Notes Payable                  3,381      265     7.84%           3,301       238    7.21%            1,158       84     7.25%
				   _______________                    _______________                     _______________
		Total Interest
		  Bearing
		  Liabilities     165,950    6,931     4.18%         143,269    5,894     4.11%          114,566    4,541     3.96%

     Demand Deposits               54,601                             48,480                              40,633
     Other Liabilities                969                                844                                 720
     Stockholders' Equity          14,247                             12,134                              10,835

     Total Liabilites and        ________                           ________                            ________
       Stockholders' Equity      $235,767                           $204,727                            $166,754
				 ========                           ========                            ========

NET INTEREST INCOME AND NET
  INTEREST SPREAD                 $12,234     4.75%                  $10,234     4.61%                    $8,211     4.49%
				 ========                           ========                            ========
NET YIELD ON EARNING ASSETS                   5.70%                              5.53%                               5.44%


<FN1> Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

<FN2> Interest income of $409,372 for 1998, $351,456 for 1997, and
      $179 ,991 for 1996 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

<FN3> Interest income includes loan fees of $1,062,040 for 1998,
      $901,688 for 1997, and $674,443 for 1996.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.


Average yields fell 32 basis points, from 10.24% to 9.92%,
in the higher volume commercial portfolio primarily due to loan pricing competition from national and regional banks in MidSouth's market.  In addition, New York's prime
lending rate fell 50 basis points during the fourth quarter of 1998. MidSouth followed with a 50 basis point drop in its internal prime lending rate in November 1998. Average yields in the consumer portfolio rose 55 basis points, from
10.63% to 11.18%.   The consumer portfolio yield
benefited from the Finance Company's loans, which averaged $1.8 million and yielded an average rate of 27%. Credit card loans averaging $1.0 million with an average yield of 17% within the consumer portfolio also contributed to the increased average yield. The Finance Company and credit card portfolios also increased average consumer loan yields for 1997. Consumer loan yields increased 71 basis points in 1997 to 10.63% compared to 9.92% in 1996, while commercial loan yields declined 25 basis points, from 10.49% in 1996 to 10.24% in 1997. Average yields on total loans increased 7 basis points, from 10.29% in 1996 to 10.36% in 1997.

The average volume of investment securities decreased
$4.8 million in 1998, primarily due to increased loan funding. The average volume of taxable securities declined $7.3 million, partially offset by an increase of $2.5 million in the average volume of tax-exempt securities. The net decrease in the average volume resulted in a decrease to interest income of $295,403. Changes in the yields on investment securities had very little impact on interest
income in 1998.   The average volume of securities
increased in 1997 by $10.6 million, primarily due to purchases of tax-exempt municipal securities. The increased volume of securities resulted in a $540,068 increase to interest income in 1997.

During 1998, MidSouth's deposit mix shifted slightly with non-interest bearing deposits representing 25% of average total deposits as compared to 26% in 1997 and 1996. As of

December 31, 1998, 39% of average total deposits were NOW, money market and savings deposits and 36% were certificates of deposit. For year-end 1997, NOW, money market and savings deposits represented 39% of average total deposits, while 35% consisted of certificates of deposit. For the year ended December 31, 1996, 38% of average total deposits represented NOW, money market and savings deposits and certificates of deposit amounted to 36%.

Volume increases in interest-bearing deposits for the years ended December 31, 1998 and 1997 resulted in increased interest expense of $1,010,911 in 1998 and $1,198,214 in 1997. Average interest-bearing deposits increased $23.2 million in 1998 and $26.0 million in 1997. The average rate paid on these deposits rose 17 basis points over the past three years, from 3.93% in 1996 to 4.03% in 1997 and to 4.10% in 1998.

The average volume of notes payable increased slightly in 1998, resulting in increased interest expense of $26,452. A significant volume increase in notes payable in 1997 of $2.1 million resulted in a $154,252 increase in interest expense for that year. The average rate paid on the notes was 7.84% at December 31, 1998, up from 7.21% in 1997 and 7.25% in 1996. The average rate increased in 1998 due to the refinancing of the Finance Company line of credit in May of 1998 at an initial rate of 8.75%.

The volume changes in MidSouth's earning assets and interest-bearing liabilities combined with changes in interest rates resulted in net taxable-equivalent yields on average earning assets of 5.70% in 1998 as compared to 5.53% for 1997 and 5.44% for 1996.

 Non-Interest Income

EXCLUDING SECURITIES TRANSACTIONS.  Service charges and
fees on deposit accounts represent the primary source of non-interest income for MidSouth. Income from service charges and fees on deposit accounts (including ATM fees) and insufficient funds fees increased $504,947 in 1998 and $612,745 in 1997 primarily due to an increase in the number of transaction accounts and ATM machines
serviced and the volume of insufficient funds checks processed by MidSouth. The total number of transaction accounts (excluding savings accounts) increased from
17,139 in 1996 to 19,001 in 1997 and to 22,640 in1998.
Income earned through ATM fees totaled $134,457 in
1998; however, expenses incurred in providing ATM
services totaled $192,805. Non-interest income resulting from other charges and fees increased $234,815 in 1998 as
compared to $103,015 in 1997.   Of the $234,815 increase
in 1998, $194,792 is related to fee income from MidSouth's Visa debit cards and merchant programs.
However, this increase is partially offset by a $108,956 increase in expenses on these Visa programs. An increase of $33,918 in 1998 and $31,783 in 1997 in lease income from a third party investment service contributed to the increases in other non-interest income over the past two years. Increased fee income from the Finance Company added $56,913 to the other non-interest income recorded in 1997. Fees earned through the sale of credit life insurance continued to decline.


SECURTIES TRANSACTIONS. No income was realized through the sale of securities in 1998. In June 1997, $7.5 million in adjustable rate mortgage securities in the available-for-sale portfolio were sold as part of a repositioning of the securities portfolio at a net gain of $127,934. At the same time, management liquidated a $1.0 million investment in a mutual fund at a loss of $42,578. Net gains on sales of securities totaled $1,176 for 1996 as $2.0 million in U. S. Treasury securities were liquidated and reinvested to improve yield.




Table 2
Changes in Taxable-Equivalent Net Interest Income
(in thousands)

						    1998 Compared to 1997                        1997 Compared to 1996
					   ________________________________________     _________________________________________
					      Total                                        Total
					    Increase         Change Attributable To      Increase         Change Attributable To
					   (Decrease)          Volume    Rates          (Decrease)         Volume    Rates
					   ________________________________________     _________________________________________

                                                                          <C.
Taxable-equivalent interest earned on:
     Interest Bearing Deposits                  ($3)              ($2)     ($1)              ($3)             ($12)      $9
     Investment Securities
	Taxable                                (423)             (435)      12               153               183      (30)
	Tax Exempt                              188               195       (7)              562               572      (10)
     Federal Funds Sold and Securities
	Purchased Under Agreement to Resell      98               111      (13)             (159)             (169)      10
     Loans, including fees                    3,177             3,304     (127)            2,823             2,763       60
					   ________________________________________     _________________________________________

     TOTAL                                    3,037             3,173     (136)            3,376             3,337       39
					   ________________________________________     _________________________________________

Interest Paid On:
     Interest Bearing Deposits                1,046               948       98             1,164             1,046      118
     Federal Funds Purchased and Securities
	Sold Under Agreement to Repurchase      (36)              (28)      (8)               35                32        3
     Notes Payable                               27                 6       21               154               154        -
					   ________________________________________     _________________________________________

     TOTAL                                    1,037               926      111             1,353             1,232      121
					   ________________________________________     _________________________________________

  Taxable-equivalent net interest income     $2,000            $2,247    ($247)           $2,023            $2,105     ($82)
					   ========================================     =========================================



 NOTE: Change due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.




Non-interest Expense

Total non-interest expense increased 15% from 1997 to
1998  and  22% from 1996 to 1997.  MidSouth's expansion
over the past three years resulted in significant increases in salaries and employee benefits, occupancy expenses, marketing expenses, data processing expenses, and the cost
of printing and supplies.  Throughout 1996 and 1997,
MidSouth opened  an Opelousas office, a second Super 1
Foods in-store banking office, a Morgan City office and
two Finance Company offices. In May 1998, the new Lake Charles office was opened to provide full service banking
in Calcasieu Parish.   The new Ambassador Caffery office
building was completed and opened in September of 1998.

Accordingly, salaries and employee benefits increased 17%
from 1997 to 1998 and 23% from 1996 to 1997.   The
number of full-time equivalent ("FTE") employees
increased from 139 in 1997 to 152 in 1998.  New hires in
1998 included 5 employees to staff the Lake Charles
Office, two commercial lenders under contract agreements,
an internal auditor, a seniors program marketing
coordinator and various part-time positions.   MidSouth
increased its FTE employees by 6 in 1997, from 133 in 1996 to 139. The Morgan City office, opened in March of
1997, employed 4 FTE's and the computer information services department employed 2 additional FTE's. Salary increases and incentive pay granted during 1997 added significantly to the increase in 1997.

Occupancy expenses increased $196,809 or 9% from 1997 to 1998 and $409,546 or 23% from 1996 to 1997 as a result of increases in building lease expense, depreciation and maintenance expenses associated with buildings, automobiles and furniture and equipment, and ad valorem taxes. Fixed asset purchases in 1998 totaled $3,063,110 and included the Lake Charles and Ambassador Caffery offices, ATM cash machines, renovations at the Moss
Street and Cecilia offices, and computer hardware and software purchases. During 1997, MidSouth added fixed assets totaling $1,282,082, not including land purchases.
The additions included the Morgan City building, computer hardware and software, ATM cash machines and renovation costs at the Versailles and Breaux Bridge offices. Ad valorem taxes increased $11,504 in 1998 and $45,736 in 1997 due to higher assessment values and additional properties.

Fixed asset additions totaling $2.3 million planned for 1999 include the completion of a new banking office in Lafayette convenient to the Scott community, refurbishing existing branch buildings and computer hardware and software purchases.

Additional increases were recorded in 1998 in marketing
expense, professional fees, education and travel expenses,
printing and supplies and telephone services.   Of these
increases, marketing expense recorded the most significant increase with additional costs of $157,800. In 1998, MidSouth launched a promotional campaign designed to appeal to customers impacted by the bank merger activity in the market. Production costs associated with the campaign, combined with grand opening promotions for the Lake Charles and Ambassador Caffery offices, resulted in increased marketing expenses.

Income Taxes

 MidSouth's tax expense increased in 1998 by $255,363 and approximated 26% of income before income taxes.
Interest income on non-taxable municipal securities reduced the 1998 taxes from the expected statutory rate of 34%. Interest income on non-taxable municipal securities also lowered the effective tax rate for 1997 to approximately 25%. Notes 1 and 9 to MidSouth's
Consolidated Financial Statements provide additional information regarding MidSouth's income tax considerations.

BALANCE SHEET ANALYSIS

Securities

Total investment securities increased $9.6 million, from
$53.6 million in 1997 to $63.2 million in 1998.   Cash
flows from maturing securities and deposit growth were used to purchase $23.2 million in U.S. Treasury and Agency securities, corporate bonds and tax-exempt municipal securities. An increase of $302,184 in the market value of securities available-for-sale is included in the net change in 1998. Unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $276,700 at December 31, 1998, compared to $81,966 at December 31, 1997. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

At December 31, 1998, approximately 17% of MidSouth's securities available-for-sale portfolio represented mortgage-backed securities and 15% represented collateralized mortgage obligations ("CMO's"). MidSouth monitors the risks due to changes in interest rates on mortgage-backed pools by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security. None of the CMO's held by MidSouth had a book value in excess of 10% of stockholders' equity at December 31, 1998. All CMO's held by MidSouth are
Aaa rated and not considered "high-risk" securities under the Federal Financial Institutions Examination Council ("FFIEC") tests. MidSouth does not own any "high-risk" securities as defined by the FFIEC. An additional 55% of the available-for-sale portfolio consisted of U. S. Treasury and agency securities, while municipal and other securities represented 13% of the portfolio

In the held-to-maturity portfolio, MidSouth purchased $1.9 million in non-taxable municipal securities in 1998. A detailed credit analysis was performed on each municipal offering by an investment advisory firm prior to purchase.
In addition, MidSouth limits the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the non-taxable municipal securities portfolio.

Federal funds sold totaled $6.6 million, and $8.1 million as of December 31, 1998 and 1997, respectively. Loan funding demands in 1998 combined with deposit fluctuations resulted in a decrease in the volume of federal funds sold at year-end 1998.

Loan Portfolio

In 1998, MidSouth experienced another year of substantial loan growth. Total loans grew 19%, from $130,888,144 at year-end 1997 to $155,477,263 at year-end 1998. Of the $24.6 million increase during 1998, $17.1 million resulted from an increase in real estate mortgage and construction loans. These loans were funded primarily in the Lafayette and Morgan City market with the efforts of two new commercial lenders hired on contract in January 1998. The lenders are experienced bankers and very familiar with MidSouth's markets. The real estate loan growth consisted of both commercial and consumer credits that carry ten to fifteen year amortizations with rates fixed for three to five years. The short term fixed rate structure of these credits allow management greater flexibility in controlling interest rate risk.

The commercial loan portfolio grew $7.6 million during 1998 and lease financing receivables increased $.9 million within MidSouth's direct leasing program. Installment loans to individuals decreased $1.0 million during 1998 due to a combination of high credit quality requirements and a restructuring of the retail delivery system which included central loan underwriting. Implementation of central underwriting required training staff in loan application and sales process. Higher levels of performance in both installment loan production and credit life insurance sales are expected as the central underwriting program develops.
 As a quality control tool, the program is expected to maintain the quality and consistency of the installment loan portfolio as the economy softens.

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

Nonperforming assets totaled $607,740 at December 31,
1998, $319,209 at December 31, 1997 compared to
$714,140 at December 31, 1996. The increase in nonperforming assets in 1998 resulted from the addition of


			      TABLE 3
		     Nonperforming Assets and
		      Loans Past Due 90 Days

==========================================================================
					       December 31,
			       ___________________________________________
				1998             1997             1996
==========================================================================
Nonperforming loans
   Nonaccrual loans            $533,107         $260,875         $523,020
   Restructured loans                 -                -              835
			       ________         ________         ________
Total nonperforming loans       533,107          260,875          523,855

Other real estate owned, net     48,100           45,100          180,270
Other assets repossessed         26,533           13,234           10,015
			       ________         ________         ________

Total nonperforming assets     $607,740         $319,209         $714,140
			       ========         ========         ========

Loans past due 90 days
or more and still accruing     $329,116         $245,232         $338,294

Nonperforming loans as a
% of total loans                   0.34%            0.20%            0.55%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                        0.39%            0.24%            0.75%

Allowance for loan losses
as a % of nonperforming loan     348.99%          542.30%          207.65%

==========================================================================




one large commercial credit to nonaccrual loans.
Management expects the credit to be resolved with no loss within the first quarter of 1999. Nonaccrual loans decreased from 1996 to 1997 as approximately $145,000 in nonaccrual loans were charged off, $52,000 renewed and $65,000 paid out during 1997.

Loans past due 90 days and still accruing totaled $329,116 at December 31, 1998 compared to $245,232 at December
31, 1997 and $338,294 at December 31, 1996.

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




TABLE 4 - Summary of Loan Loss Experience
(in thousands)

						 1998              1997
					       ======            ======
BALANCE AT BEGINNING OF YEAR                   $1,415            $1,088

CHARGE-OFFS
   Commercial, Financial and Agricultural         201               189
    Real Estate - Construction                      -                 -
    Real Estate - Mortgage                          -                 -
    Installment Loans to Individuals              368               352
    Lease Financing Receivables                    84               192
    Other                                          49                 -
					       ______            ______
      Total Charge-offs                           702               733
					       ______            ______

RECOVERIES
   Commercial, Financial and Agricultural          32                32
    Real Estate - Construction                      -                 -
    Real Estate - Mortgage                          4                 2
    Installment Loans to Individuals               79                86
    Lease Financing Receivables                    27                86
    Other                                           6                 -
					       ______            ______

      Total Recoveries                            148               206
					       ______            ______

Net Charge-offs                                   554               527
Additions to allowance charged to
  operating expenses                            1,000               854
					       ______            ______

BALANCE AT END OF YEAR                         $1,861            $1,415
					       ======            ======

Net charge-offs to average loans                 0.38%             0.47%
Year-end allowance to year-end loans             1.20%             1.08%


Refer to "Balance Sheet Analysis - Asset Quality - Allowance for Loan Losses" for a description of the factors which influence management's judgement in determining the amount of the provisions to the allowance.



				    % of category     % of category
   Allowance for Loan Losses    1998   to total   1997   to total loans
   ____________________________________________________________________
   Commercial, Financial an      60    31.87%      80    32.03%
    Real Estate - Construction          2.73%             1.63%
    Real Estate - Mortgage             43.71%            40.47%
    Installment Loans to
      Individuals                      17.94%            22.11%
    Lease Financing
      Receivables                       3.67%             3.65%
    Other                               0.08%             0.11%
    Unallocated               1,801             1,335
			     __________________________________________
			     $1,861   100.00%  $1,415   100.00%
			     ==========================================



ALLOWANCE FOR LOAN LOSSES.  Provisions totaling
$999,950, $854,400, and $674,500 for the years 1998, 1997
and 1996, respectively, were necessary to bring the allowance to a level considered by management to be sufficient to cover probable losses in the loan portfolio.
Additional provisions were made in 1998 due primarily to growth experienced in loans during the year. Loan growth combined with installment loan charge-offs resulted in increased provisions for 1997. Losses within the lease financing receivables portfolio resulted in increased provisions for 1996. Table 4 analyzes activity in the allowance for 1998 and 1997.

The allowance is comprised of specific reserves (assigned to each loan that is impaired or for which probable loss has been identified) and an unallocated reserve. Specific reserves within the allowance are allocated to loans on a nonaccrual status for which the underlying collateral value is insufficient to cover the principal remaining on the loan. Factors contributing to the assignment of specific reserves include the financial condition of the borrower, changes in the value of collateral and economic conditions. A portion of the unallocated reserve is assigned to accruing loans that are classified for regulatory purposes. The remainder of the allowance represents a percentage of all other credits based on gradings assigned in the loan review process.

Quarterly evaluations of the allowance are performed in accordance with Section 217 of the OCC's manual and Banking Circular 201. Factors considered in determining provisions include estimated future losses in significant credits; known deterioration in concentrations of credit;

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

Sources of Funds

DEPOSITS.   Continuing with its focus on the execution of a
sales culture in both deposit and lending relationships, MidSouth strengthened existing client relationships and developed new ones in 1998. This sales focus, combined with big bank mergers creating an uncertain banking environment in MidSouth's markets, provided the opportunity for MidSouth to significantly increase its deposit base for the second consecutive year. MidSouth's deposits grew $29.9 million, from $200.0 million in 1997
to $229.9 million in 1998.   A total of $14.8 million of the
$29.8 million increase was realized in the Lafayette market as a direct result of marketing efforts directed to customers effected by merger activity. The Morgan City office grew $9.7 million in its first year of operation, while MidSouth's newest office in Lake Charles contributed $4.8 million to the increase in deposits.

In 1997, MidSouth's deposits grew $28.5 million, from $171.6 million at December 31, 1996 to $200.0 million at December 31, 1997. The introduction and development of a sales culture contributed to the deposit growth by offering incentives to sales associates for the development of new and existing customer relationships.

Non-interest bearing deposits represented 26% of total deposits at December 31, 1998, down from 29% at December 31, 1997 and 1996. Core deposits, defined as all deposits other than certificates of deposit ("CD's") of $100,000 or more, represented 83% of total deposits at December 31, 1998 compared to 84% of total deposits at December 31, 1997. CD's of $100,000 or more totaled
$38.7 million at year-end 1998, an increase of $6.0 million from the $32.7 million reported at year-end 1997.
Additional CD's of $100,000 or more were deposited in response to specific market promotions that offered premium rates for a limited time on new deposits. The promotions were designed to ensure relationship banking with MidSouth by requiring the opening of a checking account to qualify for the preferred rate.

MidSouth's deposit rates are competitive within its market and MidSouth has no brokered deposits. Although time deposits of $100,000 can exhibit greater volatility due to changes in interest rates and other factors than do core deposits, management believes that any volatility experienced could be adequately met with current levels of asset liquidity or access to alternate funding sources.
Additional information on MidSouth's deposits appears in
Note 6 to  MidSouth's Consolidated Financial Statements.

BORROWED FUNDS.  Long term borrowings increased
$304,874 from December 31, 1997 to December 31, 1998.
MidSouth borrowed $325,000 under its line of credit for




Table 5
Interest Rate Sensitivity and Gap Analysis Table
December 31, 1998
(in thousands)
											Non-interest
					    0-3 MOS  4-6 MOS 7-12 MOS  1-5 YRS   > 5YRS   Bearing  Total
					    _____________________________________________________________
		ASSETS
		Interest Bearing Deposits       $16 $     -  $     -  $     -  $     -  $     -       $16
		Fed Funds Sold                6,600                                                 6,600
		Investments
		  Mutual Funds                  968                                                   968
		  Investment Securities       3,929    1,981    4,802   17,622   19,801            48,135
		  Mortgage-backed Securitie   2,175      944    1,358    6,089    3,517            14,083
		Loans
		  Fixed Rate                 26,111   12,319   20,654   53,151    1,438           113,673
		  Variable Rate              41,804                                                41,804
		Other Assets                                                              26,399   26,399
		Allowance for Loan Losses                                                 (1,860)  (1,860)
					    _____________________________________________________________
		Total Assets                $81,603  $15,244  $26,814  $76,862  $24,756  $24,539 $249,818
					    =============================================================

		LIABILITIES
		NOW                          $5,066   $4,260   $6,594  $14,925     $995 $     -   $31,840
		MMDA                          6,184    5,200    8,049   18,219    1,214            38,866
		Savings                       1,910    1,606    2,486    5,627      375            12,004
		CD'S                         30,117   14,782   23,390   18,564                     86,853
		Demand Deposits                                                           60,361   60,361
		Other Liabilities               110    1,330             1,169      895      704    4,208
		Stockholders' Equity                                                      15,686   15,686
					    _____________________________________________________________
		Total Liabilities           $43,387  $27,178  $40,519  $58,504   $3,479  $76,751 $249,818
					    =============================================================
		Repricing/maturity gap:
		  Period                    $38,216 ($11,934)($13,705) $18,358  $21,277 ($52,212)
		  Cumulative                $38,216  $26,282  $12,577  $30,935  $52,212        -
					    =====================================================
		Cumualtive Gap/Total Assets   15.30%   10.52%    5.03%   12.38%   20.90%
					    ____________________________________________




operating expenses during 1998.  The Finance Company
borrowed an additional $135,000 under its line of credit , $93,000 of which was paid out prior to year-end 1998. On
June 23, 1997, MidSouth refinanced its $2.5 million line of credit with another financial institution, paying out existing borrowings of $883,355 and receiving advances of
$1,385,024 under the new line of credit. The additional $500,000 advanced under the new line was injected into the capital of the Bank. Throughout the remainder of 1997, MidSouth borrowed an additional $300,000 for operational expenses. At any time prior to June 23, 1999, MidSouth may request advances up to but not exceeding an
aggregrate principal amount of $2,500,000 at any one time outstanding. Advances under the line of credit bear interest at a variable rate equal to the prime commercial rate of interest quoted in the "Money Rates" section of the Wall
Street Journal minus fifty basis points (.50%).   The current
rate is 7.25%. Interest under the note is due and payable quarterly in arrears on the last day of each quarter. Beginning June 30, 1999, principal payments in the amount of 11.11% of the amount of the loan balance on June 30, 1999 are due and payable in eight consecutive annual installments on June 30 of each succeeding calendar year.
The remaining balance of the loan is due and payable in a ninth and final installment on June 30, 2007.

The Finance Company renewed its line $1,200,000 line of credit on May 1, 1998. Advances under the line of credit bear interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus 25 basis points (0.25%). The current rate is 8.00%. Interest on the line is payable monthly, with principal due at maturity on April 30, 1999.

Additional information regarding the notes payable is provided in Note 7 to MidSouth's Consolidated Financial
Statements.

The ESOP note held by the Bank was refinanced in the amount of $150,000 on March 11, 1997 at a fixed rate of 7.00% payable in monthly installments of $2,264 with payment in full due on March 10, 2004. Loan proceeds totaling $125,269 were added to the $24,731 remaining on the maturing note. The ESOP purchased 11,135 shares of MidSouth common stock at the current market value of $11.25 per share with the additional proceeds. The ESOP obligation constitutes a reduction of MidSouth's stockholders' equity because the primary source of loan repayment is contributions by the Bank to the ESOP;
however, the loan is not guaranteed by either MidSouth
Bank or MidSouth. The ESOP note was eliminated from total loans and long-term debt as an intercompany balance in MidSouth's December 31, 1997 and 1998 consolidated financial statements.

CAPITAL. MidSouth and the Bank are required to maintain certain minimum capital levels. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets. At December 31, 1998, MidSouth and the Bank were in compliance with statutory minimum capital requirements. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of December 31, 1998, MidSouth's
Tier 1 capital to average adjusted assets (the "leverage ratio") was 6.06% as compared to 6.00% at December 31,

1997. Tier 1 capital to risk weighted assets was 9.13% and 9.19% for 1998 and 1997, respectively. Total capital to risk weighted assets was 10.25% and 10.22%, respectively, for the same periods. The Bank's leverage ratio was 6.67% at December 31, 1998 compared to 6.77% at December 31,
1997.


The Federal Deposit Insurance Corporation Improvement
Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates. The Bank continued to be classified as "well capitalized" throughout 1996, 1997 and 1998 and also improved its supervisory subgroup rating. No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading "Balance Sheet Analysis - Securities," $276,700 in unrealized gains on securities available-for-sale, net of a deferred tax liability of $142,500 were recorded as additional stockholders' equity as of December 31, 1998. As of December 31, 1997, $81,966 in
unrealized gains on securities available-for-sale, net of a deferred tax liability of $51,550 were recorded as an addition to stockholders' equity. While the net unrealized gain or loss on securities available for sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios.
 The net unrealized gains and losses reported for December
31, 1998 and 1997 did, however, effect MidSouth's equity to assets ratio for financial reporting purposes. The ratio of equity to assets was 6.28% for year-end 1998 and 5.96% for year-end 1997.

INTEREST RATE SENSITIVITY. Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest. The initial step in the process of monitoring MidSouth's interest rate sensitivity involves the preparation of a basic gap analysis of earning assets and interest-bearing liabilities. The analysis presents differences in the repricing and maturity characteristics of earning assets and interest-bearing liabilities for selected time periods.

During 1998, MidSouth utilized the Sendero model of asset and liability management. The Sendero model uses basic gap data and additional information regarding rates and prepayment characteristics to construct a gap analysis that factors in repricing characteristics and cash flows from payments received on loans and mortgage-backed securities. The resulting Sendero gap analysis is presented in Table 5.

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

The resulting cumulative gap at one year is approximately
$12,577,000 at December 31, 1998. The positive gap indicates MidSouth's total earning assets and interest-bearing liabilities maturing within one year are mismatched. However, the ratio of the one year cumulative gap to total assets of 5.03% is within internal policy guidelines. MidSouth's internal policy targets a one-year cumulative gap position of a positive or negative 15% of total assets.


The Sendero model also uses the gap analysis data in Table
5 and additional information regarding rates and payment characteristics to perform three simulation tests. The tests use market data to perform rate shock, rate cycle and rate forecast simulations to measure the impact of changes in interest rates, the yield curve and interest rate forecasts on MidSouth's net interest income and economic value of equity. Results of the simulations at December 31, 1998 were within policy guidelines. The results of the simulations are reviewed quarterly and discussed at MidSouth's Funds Management committee meetings.

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

In addition to these primary sources, the Bank has certain other sources available to meet the demand for funds if necessary. Approximately $8.0 million in securities maturing within twelve months provides an additional source of liquidity. These securities could be liquidated if necessary prior to maturity. MidSouth also has borrowing capabilities with three correspondent banks.

PARENT COMPANY LIQUITITY. At the parent company level, cash is needed primarily to service outstanding debt and pay dividends on preferred and common stock. The parent company has a note payable to a financial institution, the terms of which are described in Note 7 to MidSouth's Consolidated Financial Statements. Funds to meet payments on notes in the past several years have come primarily from the sale of MidSouth's common stock to the Directors' Deferred Compensation Trust and to the ESOP and from funds received from the Bank under a tax sharing agreement with the parent company. Funds received from these sources are not expected to be sufficient to meet debt service obligations throughout 1999. Sales of MidSouth common stock through a dividend reinvestment and direct stock purchase plan (the "DRIP") introduced in 1998 contributed approximately $538,000 to the cash flow of the parent company. Sales of common stock through the DRIP combined with dividends from the Bank, if necessary, will provide additional liquidity for the parent company in 1999. As of January 1, 1999, the Bank had the ability to pay dividends to the parent company of approximately $4.1 million without prior approval from its primary regulator.
In addition, MidSouth has the ability to borrow against its $2.5 million line of credit with a financial institution. The unused portion of the line totaled approximately $489,977 at year-end 1998. As a publicly traded company, MidSouth also has the ability to issue trust preferred and other securities instruments to provide additional funds as needed for operations and future growth of the company.


DIVIDENDS. The primary source of cash dividends on MidSouth's preferred and common stock is distributions from the Bank and common stock purchases through the DRIP. As stated above under "Parent Company Liquidity", earnings recorded for 1994 eliminated an accumulated retained earnings deficit, thereby giving the Bank the ability to declare dividends to the parent company without prior approval of its primary regulator. However, the Bank's ability to pay dividends would be prohibited if the result would cause the Bank's regulatory capital to fall below minimum requirements.

Cash dividends totaling $354,336 and $434,334 were paid to common stockholders during 1997 and 1998, respectively. It is the intention of the Board of Directors of MidSouth to continue to pay quarterly dividends on the common stock at the rate of $.05 per share. Cash dividends on the common stock are subject to payment of dividends on the Cumulative Convertible Preferred Stock, Series A
("Preferred Stock") issued in conjunction with the acquisition of Sugarland Bank, as well as other considerations. Additional information regarding
MidSouth's Preferred Stock is included in Note 12 to
MidSouth's Consolidated Financial Statements.

On August 31, 1998, MidSouth effected a three for two stock split by way of a stock dividend to its common shareholders of record as of July 31, 1998. The stock split increased the common shares outstanding at the time from 1,611,377 to 2,417,195. The conversion rate on the preferred stock was adjusted to 2.998 due to the stock split.

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

A total of $148,971 in dividends were paid on MidSouth's
Preferred Stock in 1998. Assuming no conversion of preferred stock in 1999, the aggregate amount of dividends on the preferred stock in 1999 is expected to be $134,173.

The Year 2000 Issue

The Year 2000 issue arises from the storage of data within computer systems using a two digit field rather than a four digit field to define the year. Consequently, computer programs may recognize a date using "00" as the year 1900 instead of 2000. All companies and organizations that use computer systems are affected by this issue. To maintain safe and sound banking practices, institutions are required to take appropriate measures to insure efficient operations of computer systems beyond the year 2000. MidSouth's
Board of Directors established a Year 2000 compliance committee in June of 1997. The committee inventoried
MidSouth's hardware and software programs, identified mission critical systems and forwarded letters to the providers regarding year 2000 compliance. Testing and updating has been performed on approximately 90% of MidSouth's mission critical systems, including the core data processing hardware and software. Testing on the core processing system was completed in early February 1999.
In addition, MidSouth has received a warranty from the core software provider as to completion of internal testing and readiness of their software programs. The remaining mission critical system scheduled for testing is MidSouth's internal Novell Network system.

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

Impact of New Accounting Standards

In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.
Further information regarding this new standard in included in Note 19 to MidSouth's Consolidated Financial
Statements. MidSouth expects to adopt this accounting standard on January 1, 2000.

<CAPTIION>




MIDSOUTH BANCORP, INC.
LOAN PORTFOLIO
LOAN MATURITIES AND SENSITIVITY TO INTEREST RATES for the Year Ended December 31, 1998

(dollars in thousands)
				 Fixed and Variable Rate
				 Loans at Stated Maturities             Amounts Over One Year With

		     ____________________________________________       _______________________________
		     1 Year      1 Year -      Over                     PredetermineFloating
		     or Less      5 Years     5 Years       Total         Rates       Rates       Total
		     ____________________________________________       _______________________________
Commercial, Financial
     Industrial,
     Commercial
     Real Estate
     Mortgage and
     Commercial
     Real
     Estate -
     Construction    $28,438      $66,624     $18,080     $113,142       $58,199     $26,505     $84,704

Installment Loans
    to Individuals
    and Real
    Estate Mortgage    9,721       26,061         727      $36,509        26,673         115     $26,788

Lease Financing
    Receivables          490        5,216           -       $5,706         5,216           -      $5,216

Other                    120            -           -         $120             -           -           -
		     _____________________________________________      ________________________________

TOTAL                $38,769      $97,901     $18,807     $155,477       $90,088     $26,620    $116,708
		     =============================================      ================================







MIDSOUTH BANCORP, INC.
SECURITIES PORTFOLIO
MATURITIES AND AVERAGE YIELDS
for the Year Ended December 31, 1998
(dollars in thousands)
						      After 1 but     After 5 but
				    Within 1 Year Within 5 Years  Within 10 Year  After 10 Years
SECURITIES AVAILABLE FOR SALE    Amount Yield    Amount Yield    Amount Yield   Amount Yield      Total
				 ________________________________________________________________________
U.S. Treasury and U.S.
    Government Agency securities $7,928  5.59%   $16,159 5.85%        -              -            $24,087

Obligations of State and
    Political Subdivisions            55 7.16%        89 7.24%       814 6.22%    1,321 4.47%       2,279

Mortgage Backs and CMOs               -              513 5.60%    2,440  6.44%  11,128  7.05%      14,081


Corporates and other securities       -            1,420 5.39%        -          1,104  6.00%       2,524

Mutual funds                        968  5.52%        -               -              -                968
				 ________________________________________________________________________

Total Fair Value                 $8,951          $18,181         $3,254         $13,553           $43,939


						     After 1 but      After 5 but
				   Within 1 Year  Within 5 Years  Within 10 Year  After 10 Years
HELD TO MATURITY                 Amount Yield    Amount Yield    Amount Yield   Amount Yield      Total
				 ________________________________________________________________________

Obligations of State and
    Political Subdivisions           $50 5.24%      $135 5.56%   $8,846  5.20%  $10,216 5.22%     $19,247
				 ________________________________________________________________________

Total Amortized Cost                $50            $135          $8,846         $10,216           $19,247
				 ========================================================================





MIDSOUTH BANCORP, INC.
SUMMARY OF
AVERAGE DEPOSITS
(in thousands)
			     1998                     1997

		     AVERAGE      AVERAGE     AVERAGE      AVERAGE
		     AMOUNT        YIELD      AMOUNT        YIELD
		     _______      ________    _______      ________
Non-interest bearing $54,601         0.00%    $48,480         0.00%
    Demand Deposits

Interest bearing
    Deposits
    Savings, NOW,
    MMKT              83,598         3.06%     73,844         2.98%

    Time Deposits     78,907         5.21%     65,492         5.21%
		     _______                  _______

Total               $217,106         3.07%   $187,816         2.95%
		     =======                  =======



MATURITY SCHEDULE
TIME DEPOSITS OF
$100,000 OR MORE
(in thousands)

				   1998        1997
				  _______     _______
3 months or less                  $19,234     $17,733

3 months through 6 months           4,391       4,780

7 months through 12 months          9,333       7,283

over 12 months                      5,746       2,904
				  _______     _______

Total                             $38,704     $32,700
				  =======     =======

SUMMARY OF RETURN
ON EQUITY AND ASSETS

				   1998        1997
				  _______     _______
Return on Average Assets             1.04%       0.78%

Return on Average Common Equity     19.16%      16.44%

Dividend Payout Ratio
    on Common Stock                 18.91%      22.14%

Average Equity to
    Average Assets                   6.04%       5.93%




ITEM 7 - Financial Statements



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 1998 AND 1997
____________________________________________________________________________________________
ASSETS                                                           1998              1997

Cash and due from banks                                   $     14,003,536   $    15,774,024
Federal funds sold                                               6,600,000         8,060,000
							   _______________    ______________
      Total cash and cash equivalents                           20,603,536        23,834,024

Interest-bearing deposits in banks                                  16,125            48,928
Securities available-for-sale at fair value
  (amortized cost of $43,503,268 in 1998
  and $36,750,950 in 1997)                                      43,938,965        36,884,465
Securities held-to-maturity (estimated fair
  value of $20,421,920 in 1998 and $17,459,865 in 1997)         19,246,559        16,732,827
Loans, net of allowance for loan losses of $1,860,490
  in 1998 and $1,414,826 in 1997                               153,616,773       129,473,318
Accrued interest receivable                                      1,740,514         1,638,931
Premises and equipment, net                                      9,054,201         6,973,150
Other real estate owned, net                                        48,100            45,100
Goodwill, net                                                      207,281           241,902
Other assets                                                     1,346,214         1,239,770
							   _______________    ______________

							    $  249,818,268    $  217,112,415
							   ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                      $   60,361,205    $   58,464,087
  Interest bearing                                             169,563,097       141,603,664
							   _______________    ______________

      Total deposits                                           229,924,302       200,067,751

Securities sold under repurchase agreements                         -                 69,443
Accrued interest payable                                           565,896           543,936
Notes payable                                                    3,503,668         3,198,794
Other liabilities                                                  138,280           301,181
							   _______________    ______________

      Total liabilities                                        234,132,146       204,181,105
							   _______________    ______________

Commitments and Contingencies                                       -                 -

Stockholders' equity:
  Convertible preferred stock, $14.25 par value,
    5,000,000 shares authorized, 156,927 and
    160,756 issued and outstanding
    at December 31, 1998 and 1997, respectively                  2,236,210         2,290,773
  Common stock, $.10 par value, 5,000,000 shares
    authorized; 2,432,016 and 1,581,053 issued
    and outstanding at December 31, 1998 and 1997,
    respectively                                                   243,201           158,106
  Additional paid in capital                                    10,521,020         9,862,700
  Unearned ESOP shares                                            (119,051)         (137,243)
  Unrealized gains on securities available-for-sale,
    net of deferred taxes of $159,000 in 1998 and
    $51,550 in 1997                                                276,700            81,966
  Retained earnings                                              2,528,042           675,008
							   _______________    ______________

      Total stockholders' equity                                15,686,122        12,931,310
							   _______________    ______________

							    $  249,818,268    $  217,112,415
							   ===============    ==============
See notes to consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
________________________________________________________________________________________________

						     1998             1997              1996
INTEREST INCOME:
  Loans, including fees                         $  14,803,065    $  11,625,789    $   8,803,467
  Securities:
    Taxable                                         2,460,266        2,886,273        2,736,086
    Nontaxable                                        924,669          794,065          404,184
  Federal funds sold                                  567,764          470,289          628,680
						 ____________     ____________     ____________
      Total interest income                        18,755,764       15,776,416       12,572,417
						 ____________     ____________     ____________

INTEREST EXPENSE:
  Deposits                                          6,666,681        5,655,770        4,457,556
  Other - principally on long-term debt               264,875          238,423           84,171
						 ____________     ____________     ____________

      Total interest expense                        6,931,556        5,894,193        4,541,727
						 ____________     ____________     ____________

NET INTEREST INCOME                                11,824,208        9,882,223        8,030,690

PROVISION FOR LOAN LOSSES                             999,950          854,400          674,500
						 ____________     ____________     ____________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                        10,824,258        9,027,823        7,356,190
						 ____________     ____________     ____________

NONINTEREST INCOME:
  Service charges on deposit accounts               2,606,903        2,101,956        1,489,211
  Gains on sale of securities, net                      -               94,913            1,176
  Credit life insurance                               133,217          190,590          238,911
  Other charges and fees                              746,817          512,002          408,987
						 ____________     ____________     ____________

						    3,486,937        2,899,461        2,138,285
						 ____________     ____________     ____________

NONINTEREST EXPENSES:
  Salaries and employee benefits                    5,274,992        4,509,683        3,668,824
  Occupancy expense                                 2,360,665        2,163,855        1,754,309
  Other                                             3,387,588        2,912,250        2,417,558
						 ____________     ____________     ____________

						   11,023,245        9,585,788        7,840,691
						 ____________     ____________     ____________

INCOME BEFORE INCOME TAXES                          3,287,950        2,341,496        1,653,784

PROVISION FOR INCOME TAXES                            842,167          586,804          417,286
						 ____________     ____________     ____________

NET INCOME                                          2,445,783        1,754,692        1,236,498

PREFERRED DIVIDEND REQUIREMENT                        148,971          154,475          155,421
						 ____________     ____________     ____________

NET INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                                  $   2,296,812    $   1,600,217    $   1,081,077
						 ============     ============     ============
EARNINGS PER COMMON SHARE:

  BASIC                                               $.95            $.69             $.48
						      ====            ====             ====
  DILUTED                                             $.83            $.61             $.40
						      ====            ====             ====

See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
_______________________________________________________________________________________

						      1998          1997          1996
Net income                                       $  2,445,783  $  1,754,692  $  1,236,498
Other comprehensive income (loss):
  Unrealized gain (loss) on securities
    available-for-sale, net:
    Unrealized holding gains (losses) arising
      during the year                                 194,734       259,139      (212,704)
    Less reclassification adjustment for gains
      included in net income                           -            (62,643)         (776)
						 ____________  ____________  ____________
	   Total other comprehensive income (loss)    194,734       196,496      (213,480)
						 ____________  ____________  ____________
TOTAL COMPREHENSIVE INCOME                       $  2,640,517  $  1,951,188  $  1,023,018
						 ============  ============  ============

See notes to consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
_________________________________________________________________________________________________________________________________
											      Unrealized
												Gains
											      (Losses)on
								       Additional             Securities
			      Preferred Stock        Common Stock        Paid in      ESOP     Available  Retained
			     ___________________   _________________     Capital   Obligation   for Sale  Earnings     Total
			     Shares     Amount     Shares    Amount
BALANCE, JANUARY 1, 1996     187,286  $2,668,826   967,940  $ 96,794  $ 6,164,443  $ (54,157)  $ 98,950  $1,380,634  $10,355,490

Issuance of
  common stock                                      13,001     1,300      164,797                                        166,097
Dividends paid
  on common stock
  - $.24 per share                                                                                         (280,461)    (280,461)
Dividends paid on
  preferred stock                                                                                          (155,421)    (155,421)
Stock options exercised                             28,666     2,867      226,780                                        229,647
Preferred stock conversion   (15,330)   (218,453)   23,898     2,390      216,063
Stock split on common
  stock effected in the
  form of a 33-1/3%
  dividend                                         331,398    33,140      (33,140)                           (1,520)      (1,520)
Net income                                                                                                1,236,498    1,236,498
ESOP obligation repayments                                                            23,321                              23,321
Net change in unrealized
  gains (losses) on
  securities
  available-for-sale,
  net of tax                                                                                   (213,480)                (213,480)
			     _______   _________ _________   _______    _________    _______   ________   _________   __________

BALANCE, DECEMBER 31, 1996   171,956   2,450,373 1,364,903   136,491    6,738,943    (30,836)  (114,530)  2,179,730   11,360,171

Issuance of common
  stock                                             21,598     2,159      258,870                                        261,029
Dividends paid on
  common stock -
  $.24 per share                                                                                           (354,336)    (354,336)
Dividends paid on
  preferred stock                                                                                          (154,474)    (154,474)
Preferred stock conversion   (11,200)   (159,600)   20,056     2,006      157,594                               (47)         (47)
Stock split on common
  stock effected in the
  form of a 12.5% dividend                         174,496    17,450    2,730,862                        (2,750,557)      (2,245)
Registration and related
  costs associated with
  dividend reinvestment plan                                              (23,569)                                       (23,569)
Net income                                                                                                1,754,692    1,754,692
ESOP obligation repayments                                                          (106,407)                           (106,407)
Net change in unrealized
  gains (losses) on
  securities
  available-for-sale,
  net of tax                                                                                    196,496                  196,496
			     _______   _________ _________   _______    _________    _______   ________   _________   __________

BALANCE, DECEMBER 31, 1997   160,756   2,290,773 1,581,053   158,106    9,862,700   (137,243)    81,966     675,008   12,931,310

Issuance of common stock                            36,140     3,612      691,399                                        695,011
Dividends paid on common
  stock - $.23 per share                                                                                   (434,334)    (434,334)
Dividends paid on
  preferred stock                                                                                          (148,971)    (148,971)
Preferred stock conversion    (3,829)    (54,563)    8,517       852       53,711                               (70)         (70)
Stock split on common stock
  effected in the form of
  50% dividend                                      806,306   80,631      (72,945)                           (9,374)      (1,688)
Registration and related
  costs associated with
  dividend reinvestment plan                                              (13,845)                                       (13,845)
Net income                                                                                                 2,445,783   2,445,783
ESOP obligation repayments                                                            18,192                              18,192
Net change in unrealized
  gains (losses) on
  securities
  available-for-sale,
  net of tax                                                                                    194,734                  194,734
			     _______   _________ _________   _______    _________    _______   ________   _________   __________

BALANCE, DECEMBER 31, 1998   156,927  $2,236,210  2,432,016 $243,201  $10,521,020  $(119,051)  $276,700   $2,528,042 $15,686,122
			     =======   ========= =========   =======   ==========    =======   ========   ==========  ==========

See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
____________________________________________________________________________________________________

							   1998            1997             1996
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                                          2,445,783        1,754,692        1,236,498
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization                      975,889          850,426          650,673
       Provision for loan losses                          999,950          854,400          674,500
       Provision for losses on other real
	  estate owned                                       -              33,718             -
       Deferred income taxes                              (55,023)        (163,196)        (134,275)
	 (Discount accretion) premium
	  amortization, net                               (39,702)        (150,203)         168,342
       Gain on sales of securities                           -             (94,913)          (1,176)
       Loss (gain) on sales of other real estate
	  owned                                             3,037            8,052             (163)
       Loss (gain) on sales of premises and
	  equipment                                        10,428              -            (21,755)
	Change in accrued interest receivable            (101,583)        (252,335)        (278,776)
	Change in accrued interest payable                 21,960          146,677           74,368
	Other, net                                       (321,772)         137,288         (702,267)
						      ___________      ___________     ____________

	   Net cash provided by operating
	      activities                                3,938,967        3,124,606        1,665,969
						      ___________      ___________     ____________

CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Net decrease (increase) in interest-bearing
      deposits in banks                                    32,803          357,870         (380,449)
     Proceeds from sales of securities
       available-for-sale                                    -          12,990,400        1,993,633
     Proceeds from maturities and calls of
       securities available-for-sale                   14,675,141       23,579,688        6,773,366
     Proceeds from maturities of securities
	held-to-maturity                                   25,000          229,322             -
      Purchases of securities available-for-sale      (21,387,038)     (25,694,503)     (20,429,811)
      Purchases of securities held-to-maturity         (2,539,451)      (7,407,947)      (5,026,109)
      Loan originations, net of repayments            (25,148,249)     (36,693,406)     (16,615,170)
      Purchases of premises and equipment              (3,063,110)      (1,980,003)      (2,024,561)
      Proceeds from sale of premises and
	 equipment                                         30,363             -             154,130
      Proceeds from sales of other real
	 estate owned                                      17,000           93,400            3,500
						      ___________      ___________     ____________

	  Net cash used in investing activit          (37,357,541)     (34,525,179)     (35,551,471)
						      ___________      ___________     ____________

											 (Concluded)



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
_____________________________________________________________________________________________

						      1998            1997            1996
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Net increase in deposits                       29,856,551      28,451,243      32,586,945
    Net decrease in repurchase agreements             (69,443)        (34,971)        (71,490)
    Issuance of notes payable                         460,000       3,254,210       1,369,293
    Repayments of notes payable                      (155,126)     (1,576,852)       (820,476)
    Proceeds from issuance of common stock            695,011         261,029         166,097
    Payment of dividends on common and
      preferred stock                                (583,305)       (508,810)       (256,641)
    Payment of fractional shares resulting from
      stock dividend                                   (1,757)         (2,245)         (1,520)
    Proceeds from exercise of stock options
      and warrants                                      -               -             229,647
    Cost associated with dividend reinvestment
      plan                                            (13,845)        (23,569)          -
						   __________      __________      __________
	Net cash provided by financing activities  30,188,086      29,820,035      33,201,855
						   __________      __________      __________

NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                        (3,230,488)     (1,580,538)       (683,647)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                23,834,024      25,414,562      26,098,209
						   __________      __________      __________

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                   $  20,603,536   $  23,834,024   $  25,414,562
						   ==========      ==========      ==========
SUPPLEMENTAL CASH FLOW
  INFORMATION:
  Interest paid                                 $   6,975,476   $   5,747,516   $   4,467,359
						   ==========      ==========      ==========

  Income taxes paid                             $     970,153   $     716,467   $     500,570
						   ==========      ==========      ==========


See notes to consolidated financial statements.

								       (Concluded)






MIDSOUTH BANCORP, INC. AND
SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

DESCRIPTION OF BUSINESS - The Company is a bank holding company headquartered in Lafayette, Louisiana operating principally in the community banking business segment by providing banking services to commercial and retail customers through its wholly owned subsidiary, the Bank.
The Bank is community oriented and focuses primarily on offering competitive commercial and consumer loan and deposit services to individuals and small to middle market business. The Company also provides consumer loan services to individuals through the Finance Company.

COMPREHENSIVE INCOME - The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting
Comprehensive Income" (SFAS No. 130) effective
January 1, 1998 and has provided the required information for all periods presented. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its major components. Comprehensive income includes net income and other comprehensive income which, in the case of the Company, includes only unrealized gains and losses on securities available-for-sale.

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

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. The Company had no trading account securities during the three years ended December 31, 1998. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders' equity until realized.

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

Generally, loans of all types which become 90 days delinquent are either in the process of collection through repossession or foreclosure or alternatively, are deemed currently uncollectible. Loans deemed currently uncollectible are charged-off against the allowance account. As a matter of policy, loans are placed on a non-accrual status where doubt exists as to collectibility.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is a valuation account available to absorb probable losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the allowance for loan losses at the time of recovery. Periodically during the year, management estimates the probable level of losses in the existing portfolio based on the Company's past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral and current economic conditions. Based on these estimates, the allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

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

INCOME TAXES - Deferred income taxes are provided for temporary differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes.

The Company computes deferred income taxes based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

GOODWILL - Goodwill represents the excess of the cost over the fair value of net assets purchased and is being amortized over 15 years.

STOCK-BASED COMPENSATION - The Company applies APB
Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. The pro forma disclosures required by SFAS 123 are included in Note 11.

BASIC AND DILUTED EARNINGS PER COMMON SHARE - Basic earnings per common share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. Diluted EPS is computed by dividing net income by the total of the weighted-average number of shares outstanding plus the effect of outstanding options and convertible preferred stock.

STATEMENTS OF CASH FLOWS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.
Generally, federal funds are purchased or sold for one-day periods.

2.      CASH AND DUE FROM BANKS

The Company is required to maintain average reserve balances with the Federal Reserve Bank. "Cash and due from banks" in the consolidated statements of condition included amounts so restricted of $4,380,000 and $4,150,000 at December 31, 1998 and 1997, respectively.

3.      INVESTMENT SECURITIES

The portfolio of securities consisted of the following:



						  December 31, 1998
				 ___________________________________________________
						  Gross       Gross
				   Amortized    Unrealized  Unrealized
Available-for-Sale                   Cost         Gains       Losses     Fair Value

U.S. Treasury securities        $  19,360,196  $  307,187  $      263  $  19,667,120
U.S. Government agencies            4,385,381      33,877        -         4,419,258
Obligations of states and
  political subdivisions            2,266,469      26,110      13,655      2,278,924
Mortgage-backed securities          7,578,135     116,796       8,534      7,686,397
Collateralized mortgage
  obligations                       6,381,355      24,261      10,980      6,394,636
Corporate securities                1,427,482        -          7,102      1,420,380
Mutual funds                        1,000,000        -         32,000        968,000
Other                               1,104,250        -           -         1,104,250
				_____________  __________  __________  _____________
				$  43,503,268  $  508,231  $   72,534  $  43,938,965
				=============  ==========  ==========  =============




						  December 31, 1997
			       _____________________________________________________
						 Gross        Gross
				 Amortized     Unrealized  Unrealized
Available-for-Sale                  Cost         Gains       Losses      Fair Value

U.S. Treasury securities       $  20,393,458  $  145,351  $   41,897  $  20,496,912
U.S. Government agencies             751,487       1,853       2,478        750,862
Obligations of states and
   political subdivisions          1,415,952       4,171      13,920      1,406,203
Mortgage-backed securities         8,335,813     102,520      17,030      8,421,303
Collateralized mortgage
   obligations                     3,863,690         221      27,175      3,836,736
Mutual funds                       1,000,000         -        18,101        981,899
Other                                990,550         -          -           990,550
			       _____________  __________  __________  _____________
			       $  36,750,950  $  254,116  $  120,601  $  36,884,465
			       =============  ==========  ==========  =============





						 December 31, 1998
			      _____________________________________________________
						 Gross       Gross
				 Amortized    Unrealized   Unrealized
Held-to-Maturity                   Cost          Gains       Losses      Fair Value

Nontaxable obligations of
  states and political
  subdivisions                $  19,246,559  $  1,185,447  $  10,086  $  20,421,920
			      =============  ============  =========  =============




						   December 31, 1997
				 __________________________________________________
						   Gross     Gross
				    Amortized   Unrealized Unrealized
Held-to-Maturity                      Cost         Gains     Losses     Fair Value

Nontaxable obligations of states
  and political subdivisions     $  16,732,827  $  733,821  $  6,783  $  17,459,865
				 =============  ==========  ========  =============






The amortized cost and fair value of securities at December 31, 1998 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



							   Amortized
Available-for-Sale                                           Cost          Fair Value

Due in one year or less                                $    7,957,490   $    7,983,094
Due after one year through five years                      17,352,431       17,667,689
Due after five years through ten years                        790,828          813,564
Due after ten years                                         1,338,779        1,321,334
Mortgage-backed securities                                 13,959,490       14,081,034
Other securities                                            1,104,250        1,104,250
Mutual funds                                                1,000,000          968,000
							_____________    _____________
						       $   43,503,268   $   43,938,965
							=============    =============




							Amortized
Held-to-Maturity                                           Cost      Fair Value
Due in one year or less                                $    50,000  $    50,427
Due after one year through five years                      135,000      138,220
Due after five years through ten years                   8,845,776    9,458,356
Due after ten years                                     10,215,783   10,774,917
							__________   __________

						       $19,246,559  $20,421,920
							==========   ==========







There were no sales of securities available-for-sale during 1998. Proceeds from sales of securities available-for-sale during 1997 and 1996 were $12,990,400 and $1,993,633, respectively. A gross gain of $146,616 was recognized on sales in 1997. A gross loss of $61,437 was recognized on sales in 1997. A gross gain of $1,176 was recognized on sales in 1996. There were no gross losses realized on sales during 1996.

Securities with an aggregate carrying value of approximately $30,800,000 and $26,800,000 at
December 31, 1998 and 1997 were pledged to secure public funds on deposit and for other purposes required or permitted by law.

The Company's collateralized mortgage obligations
(CMO's) consist of (1) four Fixed Rate FNMA Remic securities, two with a collateral pass-thru pay structure, one with a planned amortization class pay structure, and one with a targeted amortization class pay structure, (2) One Floater Other Agency Remic (SLMA) security with a floating pay structure, (3) and three AAA Fixed Rate
Private Remic securities, one subordinated with a call option and two with sequential pay structures. All are classified as available-for-sale and seven have estimated average lives of one to four years with one having an estimated average life of more then ten years.

4.      LOANS

The loan portfolio consisted of the following:

								 December 31,
						     _______________________________
							   1998             1997

Commercial, financial and agricultural               $    49,543,647  $  41,920,105
Lease financing receivable                                 5,706,060      4,774,818
Real estate - mortgage                                    67,961,708     52,969,893
Real estate - construction                                 4,245,718      2,129,631
Installment loans to individuals                          27,899,592     28,941,500
Other                                                        120,538        152,197
						      ______________    ____________
							 155,477,263     130,888,144

Less allowance for loan losses                            (1,860,490)    (1,414,826)
						      ______________    ____________
						     $   153,616,773   $ 129,473,318
						      ==============    ============




Loans are stated net of unearned income and loan origination fees in the above table. The amount of such items is not significant.

The Company generally makes loans in its market areas of Lafayette, Jefferson Davis, Iberia, St. Landry, St. Mary,
Calcasieu, and St. Martin Parishes. Loans on which the accrual of interest has been discontinued amounted to $480,758 and $260,875 at December 31, 1998 and 1997,
respectively. If interest on these types of loans had been accrued, the income that would have been recognized would have approximated $69,000, $89,000 and $79,000 for the years ended December 31, 1998, 1997 and 1996.
Interest income recognized on those loans, which is recorded only when received, amounted to $72,000, $3,500 and $34,000 for 1998, 1997 and 1996, respectively.

An analysis of the activity in the allowance for loan losses is as follows:



						       Year Ended December 31,
					   ________________________________________
						1998           1997          1996
Balance at beginning of year               $  1,414,826  $  1,087,790  $  1,051,898
Provision for loan losses                       999,950       854,400       674,500
Recoveries                                      147,817       205,409       257,051
Loans charged off                              (702,103)     (732,773)     (895,659)
					    ___________   ___________   ___________
Balance at end of year                     $  1,860,490  $  1,414,826  $  1,087,790
					    ===========   ===========   ===========





During the year ended December 31, 1998, approximately
$14,000 of loans were transferred to other real estate owned. No loans were transferred to other real estate owned during the year ended December 31, 1997. During the years ended December 31, 1996, approximately $3,000 of loans were transferred to other real estate owned, respectively.

As of December 31, 1998 and 1997, loans outstanding to directors, executives officers, and their affiliates were $941,947 and $1,069,529, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 1998 activity with respect to these related party loans is as follows:



Balance, January 1, 1998                                              $  1,069,529
New loans                                                                  200,662
Repayments                                                                (328,244)
								      ____________
Balance, December 31, 1998                                            $    941,947
								      ============




At December 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired was $80,232 and $185,388, respectively, substantially all of which had related reserves recorded. The related reserves for these loans were $60,000 and $80,000 at December 31, 1998 and 1997, respectively. Interest income on these types of loans would have approximated $42,000, $37,000 and $41,000 for 1998, 1997 and 1996, respectively, if interest had been accrued. Interest income actually recognized on those loans amounted to $23,000, $3,500 and $33,000 for 1998,
1997 and 1996, respectively.

5.      BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:




								December 31,
						       ___________________________
							    1998         1997

Buildings and improvements                             $   5,385,629  $   4,471,531
Furniture, fixtures, and equipment                         5,404,800      4,494,780
Automobiles                                                  261,804        290,542
Leasehold improvements                                       668,176        653,885
Construction-in-process                                    1,501,938        409,798
							____________   ____________
							  13,222,347     10,320,536
Less accumulated depreciation and amortization            (4,168,146)    (3,347,386)
							____________   ____________
						       $   9,054,201  $   6,973,150
							============   ============



6.      DEPOSITS

Deposits consisted of the following:



								December 31,
							   1998          1997
Non-interest bearing                                 $   60,361,205  $   58,464,087
Savings and money market                                 50,870,448      40,709,245
NOW accounts                                             31,839,882      25,834,206
Time deposits under $100,000                             48,149,035      42,360,075
Time deposits over $100,000                              38,703,732      32,700,138
						     ______________  ______________
						     $  229,924,302  $  200,067,751
						     ==============  ==============




Approximately $68,289,000 of time deposits mature in 1999 and the balance of $18,564,000 principally in 2000.

7.      NOTES PAYABLE

Notes payable consisted of the following:


								  December 31,
							      1998          1997

Note payables to financial institutions                  $  3,117,023  $  2,768,313
FHLB borrowings                                               386,645       430,481
							 ____________  ____________
							 $  3,503,668  $  3,198,794
							 ============  ============




The note payables to financial institutions consist of advances against Lines of Credit established by the Company and the Finance Company.

The Line of Credit for the Company is in the amount of $2,500,000 and is dated June 23, 1997. At any time prior to June 23, 1999, the Company may request advances up to but not exceeding an aggregate principal amount of $2,500,000 at any one time outstanding. Advances under the Line of Credit bear interest at a variable rate equal to the prime commercial rate of interest as quoted in the "Money Rates" section of the Wall Street Journal minus fifty basis points (0.50%). At December 31, 1998 and
1997, the effective rate was 7.25% and 8.00% , respectively. Interest under the note is due and payable quarterly in arrears on the last day of each quarter. Beginning June 30, 1999, principal payments in the amount of 11.11% of the amount of the loan balance on June 30, 1999 are due and payable in eight consecutive annual installments on June 30 of each succeeding calendar year. The remaining balance of the loan is due and payable in a ninth and final installment on June 30, 2007. The
Company has pledged all of the Bank's stock as collateral on this note. The loan agreement has certain covenants which, among other things, require the maintenance of certain levels of stockholders' equity and net income and sets a limit on the maximum amount of nonperforming assets. The Company was in compliance with these covenants at December 31, 1998 and 1997. The principal balance on this note at December 31, 1998 and 1997 was $2,010,023 and $1,685,023, respectively.

The Line of Credit for the Finance Company is in the amount of $1,200,000 and is dated May 1, 1998. At any time prior to April 30, 1999, the Finance Company may request advances up to but not exceeding an aggregate principal amount of $1,200,000 at any one time outstanding. Advances under the Line of Credit bear interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus twenty-five basis points (0.25%). At December 31, 1998, the effective rate was 8.00%. Interest on this note is payable monthly, with principal due at maturity on April 30, 1999. Advances under this note totaled $1,107,000 at December 31, 1998. The Finance
Company has pledged (1) all its promissory notes, credit sales agreements, installment sales contracts, chattel paper, negotiable paper or other written evidence of indebtedness to the Finance Company; (2) all of its accounts receivable; and (3) all of its common stock as collateral on this note. The Finance Company had outstanding borrowing of $1,083,290 bearing interest at 8.75% on a similar line of credit at December 31, 1997.

At December 31, 1998, the Bank had four FHLB borrowings outstanding. These borrowings bear interest at rates between 5.49% and 7.28%, and have maturities from February 1999 to June 1, 2001. Monthly principal and interest payments range from approximately $354 on the smallest borrowing to approximately $4,732 on the largest borrowing, with balloon payments due at maturity. The borrowings are collaterized by a blanket floating lien on certain of the Bank's mortgage loans.

Aggregate annual maturities on notes payable are as follows:


1999                                                                  $  1,492,887
2000                                                                       271,420
2001                                                                       399,279
2002                                                                       223,314
2003                                                                       223,314
Thereafter                                                                 893,454
								      ____________
								      $  3,503,668
								      ============




8.      COMMITMENTS AND CONTINGENCIES

At December 31, 1998, future annual minimum rental payments due under noncancellable operating leases, primarily for land, are as follows:


1999                                                                  $     388,476
2000                                                                        387,615
2001                                                                        393,138
2002                                                                        396,340
2003                                                                        400,906
Thereafter through 2058                                                   5,165,646
								      _____________
								      $   7,132,121
								      =============





Rental expense under operating leases for 1998, 1997 and 1996 was $422,662, $399,961, and $370,275, respectively.
Sublease income for 1998, 1997 and 1996 amounted to $31,800 each year.

The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

9.      INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:



							       1998           1997
Deferred tax assets:
  Allowance for loan losses                                $    470,000    $  320,000
  Other                                                          88,000        76,000
							   ____________    __________
      Total deferred tax assets                                 558,000       396,000
							   ____________    __________

Deferred tax liabilities:
  FHLB stock dividends                                          (41,000)      (28,000)
  Depreciation                                                 (140,000)     (157,000)
  Unrealized gain on securities                                (159,000)      (51,505)
  Other                                                        (190,000)      (79,023)
							   ____________    __________

      Total deferred tax liabilities                           (530,000)     (315,528)
							   ____________    __________

      Net deferred tax asset                               $     28,000    $   80,472
							   ============    ==========





Components of income tax expense are as follows:




						   1998          1997       1996
Current                                       $    897,190  $    750,000  $    551,561
Deferred                                           (55,023)     (163,196)     (134,275)
					      ____________  ____________  ____________
					      $    842,167  $    586,804  $    417,286
					      ============  ============  ============


The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on income as follows:





						       Year Ended December 31,
					     _______________________________________
						  1998          1997         1996

Taxes calculated at statutory rate           $  1,117,903  $   796,109  $    562,287
Increase (decrease) resulting from:
  Tax-exempt interest                            (280,412)    (242,420)     (124,532)
  Other                                             4,676       33,115       (20,469)
					     ____________  ___________  ____________
					     $    842,167  $   586,804  $    417,286
					     ============  ===========  ============




The deferred income tax expense (credit) relating to unrealized gains (losses) on securities available-for-sale included in other comprehensive income amounted to $107,495 in 1998, $101,225 in 1997 and ($109,974) in
1996. Income taxes relating to gains on sale of securities amounted to $32,270 in 1997 and $400 in 1996.

10.     EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who meet minimum age and service requirements. The
Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The note is payable to the Bank. Because the source of the loan payments are contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders' equity. The balance of the note receivable from the ESOP was $119,051 at December 31, 1998. In accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6 (SOP), compensation costs relating to shares purchased subsequent to December 31, 1992 are based on the market price of the shares on the date released for allocation and the related unreleased shares are not considered outstanding in the computation of income per common share. The Company has elected to not apply the provisions of the SOP to shares purchased on or before December 31, 1992 and therefore compensation costs relating to those shares was based upon cost and those shares were considered as outstanding in the computation of income per common share. Substantially all of the unrealized shares at December 31, 1998 were purchased after December 31, 1992. ESOP compensation expense was $102,000, $90,000 and $84,000 for the years ended
December 31, 1998, 1997 and 1996, respectively.  The
ESOP shares as of December 31, 1998 and 1997 were as follows:




								 1998       1997
Allocated shares                                               223,187      220,005
Shares released for allocation                                   2,767        3,665
Unreleased shares                                               19,254       22,021
							     _________    _________
Total ESOP shares                                              245,208      245,691
							     =========    =========
Fair value of unreleased shares at
 December 31,                                               $  214,201   $  311,971
							     =========    =========



During 1996 the Company adopted a deferred compensation plan for certain officers which qualifies as a defined contribution plan. Contributions to the plan are required only if "excess earnings", as defined, are achieved. The participants accrue benefits based only on the contributions made. During 1998, 1997 and 1996 no contributions were required.

11.     EMPLOYEE STOCK PLANS

Prior to 1995, the Company had granted options to certain key employees to purchase shares of the Company's common stock. At December 31, 1996, all options had been exercised. The Company is applying APB Opinion
No. 25 and related interpretations in accounting for stock options. All options exercised in 1996 were granted before 1994 and were at or above the estimated fair market value at the date of grant. Accordingly, no compensation expense has been recognized and no disclosures regarding the fair value of those options has been made.

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

During 1998, options to purchase 23,155 shares were granted which are exercisable at $15.42 per share. During 1997, options to purchase 139,223 shares were granted which are exercisable at $6.67 per share. These options are exercisable in 20% increments beginning one year from the date of grant. The options expire ten years after the date of grant.

Below is a summary of the transactions:



							       Exercise Price
							    Number of    Average
							     Options      Price
							   Outstanding  Per Share
Balance, January 1, 1996                                       54,000       3.17
Exercised                                                     (54,000)      3.17
							     ________     ______
Balance, December 31, 1996                                       -           -
Granted                                                       139,223       6.67
							     ________     ______
Balance, December 31, 1997                                    139,223       6.67
Granted                                                        23,155      15.42
							     ________     ______
Balance, December 31, 1998                                    162,378       7.92
							     ========     ======




Options on 27,845 shares at $6.67 per share were exercisable at December 31, 1998.

The weighted average remaining contractual life of options outstanding at December 31, 1998 was 8.3 years.

The Company has adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock Based
Compensation." The fair value of options granted during 1998 was $4.63 and during 1997 was $2.17. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company's net income available to common stockholders and income per common share would have been as indicated below:


								   Year Ended
							 ____________________________
							      1998           1997
Net income available to common stockholders:
  As reported                                            $  2,296,812    $  1,600,217
  Pro forma                                                 2,169,732       1,485,217

Basic income per common share:
  As reported                                            $        .95    $        .69
  Pro forma                                                       .90             .64

Diluted income per common share:
  As reported                                            $        .83    $        .61
  Pro forma                                                       .79             .57



The fair value of the options granted under the Company's stock option plans during the years ended December 31, 1998 and 1997 was estimated using the Black-Scholes
Pricing Model with the following assumptions used:
dividend yield of 1.5% for 1998 and 1997, expected volatility of 20% for 1998 and 1997, risk free interest rate of 4.9% for 1998 and 5.8% for 1997, and expected lives of 8 years for 1998 and 1997.

12.     STOCKHOLDERS' EQUITY

On July 31, 1995, the Company issued 187,286 shares of Series A Cumulative Convertible Preferred Shares with a stated value of $14.25. The Convertible Preferred Shares are convertible at any time at the option of the holder into common stock, at the rate of 2.998 shares of Common
Stock for each Convertible Preferred Share. On or after July 31, 2000, the Convertible Preferred Shares are redeemable, in whole or in part, at the option of the Company at the stated value of $14.25. The liquidation value of the Convertible Preferred Stock is $14.25 plus accrued dividends. Dividends on the Convertible Preferred Shares are determined each year on an annual rate, fixed on December 31 of each year for the ensuing calendar year and was 6.62% at December 31, 1998. The dividends are cumulative and payable quarterly in arrears. Holders of Convertible Preferred Shares are not entitled to normal voting rights unless certain conditions exist.

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations.
At December 31, 1998, the Bank has approximately
$4,100,000 available to pay dividends to the Parent
Company without regulatory approval.

13.     NET INCOME PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share.



						     Year Ended December 31,
					    ______________________________________
					       1998          1997          1996
Net income - used in computation of
  diluted earnings per common share         $2,445,783    $1,754,692    $1,236,498
Preferred dividend requirement                 148,971       154,475       155,421
					     _________     _________     _________
Net income available to common
  stockholders - used in computation of
  basic earnings per common share           $2,296,812    $1,600,217    $1,081,077
					     =========     =========     =========
Weighted average number of common
  shares outstanding - used in computation
  of basic earnings per common share         2,410,926     2,332,452     2,250,078
Effect of dilutive securities:
  Stock options                                 72,317        24,737         -
  Convertible preferred stock                  475,138       498,819       515,610
					     _________     _________     _________

Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of
  diluted earnings per common share          2,958,381     2,856,008     2,765,668
					     =========     =========     =========



14.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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




							    Contract or Notional
								    Amount
						       ____________________________
							     1998           1997
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                       $  29,400,000  $  19,300,000
    Standby letters of credit                                800,000      1,590,000






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

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers. Approximately all of these letters of credit were secured by marketable securities, cash on deposits or other assets at December 31, 1998.

15.     REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

As of December 31, 1998 and 1997, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are presented in the table.



										  To Be Well
									       Capitalized Under
							  For Capital          Prompt Corrective
				   Actual              Adequacy Purposes       Action Provisions
			     Amount      Ratio         Amount       Ratio      Amount      Ratio
			   _____________________   ______________________     ___________________
As of December 31, 1998:
  Total capital to risk
    weighted assets:
      Company             $ 17,030,631   10.25 %   $  13,292,134     8 %         N/A         N/A
      Bank                  18,372,000   11.17 %      13,160,778     8 %      16,450,973     10 %

  Tier I capital to risk
    weighted assets:
      Company               15,170,141    9.13 %       6,646,067     4 %         N/A         N/A
      Bank                  16,578,963   10.08 %       6,580,389     4 %       9,870,584      6 %

  Tier I capital to
    average assets:
    Company                 15,170,141    6.06 %      10,012,901     4 %         N/A         N/A
    Bank                    16,578,963    6.67 %       9,947,224     4 %      12,434,030     5 %






									    To Be Well
									 Capitalized Under
						      For Capital        Prompt Corrective
			    Actual                 Adequacy Purposes     Action Provisions
			    Amount     Ratio       Amount      Ratio     Amount      Ratio
			______________________  _______________________  ____________________
As of December 31, 1997:
  Total capital to risk
    weighted assets:
      Company           $ 14,004,168   10.22 %  $ 10,960,633     8.00 %      N/A        N/A
      Bank                15,493,149   11.41 %    10,865,639     8.00 %   13,582,049  10.00 %

  Tier I capital to risk
    weighted assets:
      Company             12,589,342    9.19 %     5,480,317     4.00 %      N/A        N/A
      Bank                14,124,400   10.40 %     5,432,820     4.00 %    8,149,229   6.00 %

  Tier I capital to
    average assets:
    Company               12,589,342    6.00 %     8,735,025     4.00 %      N/A        N/A
    Bank                  14,124,400    6.77 %     8,686,439     4.00 %   10,434,004   5.00 %






16.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company's financial instruments are as follows at December 31, 1998 and 1997
(in thousands):



					     1998                     1997
				   _______________________   ______________________
				     Carrying      Fair       Carrying      Fair
				      Amount      Value        Amount      Value
Financial assets:
  Cash, due from banks and federal
    fund sold                     $    20,604  $    20,604  $    23,883  $   23,883
  Securities available-for-sale        43,939       43,939       36,884      36,884
  Securities held-to-maturity          19,247       20,422       16,733      17,460
  Loans, net                          153,617      153,700      129,473     129,400

Financial liabilities:
  Non-interest bearing deposits        60,361       60,361       58,464      58,464
  Interest bearing deposits           169,563      169,792      141,604     141,676
  Notes payable                         3,504        3,504        3,199       3,199



17.     OTHER NON-INTEREST EXPENSE

Other non-interest expense consisted of the following for the years ended December 31, 1998, 1997 and 1996:


						1998           1997           1996

Professional fees                          $     397,880  $     337,824  $     348,543
FDIC assessments                                  23,540         21,267          2,000
Marketing expenses                               672,896        515,097        411,206
Data processing                                  163,839        162,016        143,964
Postage                                          211,179        224,761        154,802
Education and travel                             168,038        124,287        159,500
Printing and supplies                            319,713        279,806        236,681
Telephone                                        241,455        202,999        177,563
Other                                          1,189,048      1,044,193        783,299
					    ____________   ____________   ____________
					   $   3,387,588  $   2,912,250  $   2,417,558
					    ============   ============   ============





18.     CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:



	       STATEMENTS OF CONDITION



								December 31,
						       _________________________
  ASSETS                                                   1998         1997
Cash and interest-bearing deposits in banks            $    18,901* $     20,841*
Other assets                                               118,127       114,670
Investment in and advances to subsidiaries              17,692,418*   14,618,066*
						       ___________  ____________
						       $17,829,446  $ 14,753,577
						       ===========  ============
  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable to financial institutions              $ 2,010,023  $  1,685,023
  Note payable to Bank                                     133,301*      137,244*
						       ___________  ____________
      Total liabilities                                  2,143,324     1,822,267
						       ___________  ____________
Total stockholders' equity                              15,686,122    12,931,310
						       ___________  ____________
						       $17,829,446  $ 14,753,577
						       ===========  ============




	  STATEMENTS OF INCOME

						   Years Ended December 31,
					   ____________________________________
					       1998        1997        1996
Revenue:
  Equity in income of subsidiaries         $2,614,618*  $1,895,208*  $1,337,342*
  Rental and other income                      44,553       32,827       32,827
					   __________   __________   __________
					    2,659,171    1,928,035    1,370,169
					   __________   __________   __________

Expenses:
  Interest on notes payable                   146,831      100,109       50,249
  Professional fees                            83,304       87,548       64,737
  Other expense                                66,544       58,086       75,299
					   __________   __________   __________

					      296,679      245,743      190,285
					   __________   __________   __________

Income before income taxes and
  cumulative effect of accounting change    2,362,492    1,682,292    1,179,884

Income tax benefit                             83,291       72,400       56,614
					   __________   __________   __________

Net income                               $  2,445,783  $ 1,754,692  $ 1,236,498
					   ==========   ==========   ==========


<CAPTON>


	STATEMENTS OF CASH FLOWS

						      Years Ended December 31,
					   __________________________________________
						1998          1997           1996
Cash flows from operating activities:
  Distributions from bank                  $    85,000*   $      -      $    208,197*
  Change in other assets and liabilities,       10,792           751         (40,320)
  Other operating                             (168,836)     (140,516)       (100,844)
					    __________     _________     ___________
       Net cash provided by (used in)
	  operating activities                 (73,044)     (139,765)         67,033
					    __________     _________     ___________

Cash flows from investing activities:
  Investment in and advances to subsidiar     (350,000)*    (500,000)*      (300,000)*
					    __________     _________     ___________

       Net cash used in investing activit     (350,000)     (500,000)       (300,000)
					    __________     _________     ___________

Cash flows from financing activities:
  Capital stock transactions                   679,409       235,168         336,027
  Payment of dividends                        (583,305)     (508,810)       (435,882)
  Proceeds of notes payable, net               325,000       881,943         294,892
					    __________     _________     ___________

       Net cash provided by financing act      421,104       608,301         195,037
					    __________     _________     ___________

Net increase (decrease) in cash                 (1,940)      (31,464)        (37,930)

Cash, beginning of year                         20,841        52,305          90,235
					    __________     _________     ___________

Cash, end of year                          $    18,901   $    20,841    $     52,305
					    ==========     =========     ===========
*Eliminated in consolidation



19.     IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.
Under this Statement, a company that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. At the date of initial application, a company may transfer any held-to-maturity security into the available-for-sale category or the trading category. A company will then be able in the future to designate a security transferred into the available-for-sale category as the hedged item. The unrealized holding gain or loss on a held-to-maturity security transferred to another category at the date of the initial application will be reported in net income or accumulated other comprehensive income consistent with the requirements of SFAS No. 115. Such transfers from the held-to-maturity category at the date of initial adoption will not call into question a company's intent to hold other debt securities to maturity in the future.

SFAS No. 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.
Earlier adoption of this Statement is permitted.  The
Company expects to adopt this accounting standard on January 1, 2000.


			      * * * * * *

INDEPENDENT AUDITORS' REPORT
To the Stockholders and Board of Directors
 of MidSouth Bancorp, Inc.
Lafayette, Louisiana


We have audited the accompanying consolidated statements of condition of MidSouth Bancorp, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries at December 31,
1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 12, 1999



Selected Quarterly Financial Data
(unaudited)

								     1998

(Dollars in thousands, except per share          IV              III               II                I

Interest income                              $4,908           $4,902           $4,636           $4,310
Interest expense                              1,824            1,795            1,694            1,619
					     ______           ______           ______           ______
Net interest income                           3,084            3,107            2,942            2,691
Provision for possible credit losses            244              260              238              258
					     ______           ______           ______           ______

Net interest income after provision
  for possible credit losses                  2,840            2,847            2,704            2,433
Noninterest income,
  excluding securities gains                    929              907              872              779
Net securities gains                              -                -                -                -
Noninterest expense                           2,999            2,888            2,629            2,507
					     ______           ______           ______           ______

Income before income tax expense                770              866              947              705
Income tax expense                              179              242              268              153
					     ______           ______           ______           ______

Net income                                      591              624              679              552
Preferred stock dividend requirement            (37)             (37)             (38)             (37)
					     ______           ______           ______           ______

Income applicable to common shareholders       $554             $587             $641             $515
					     ======           ======           ======           ======
Earnings per common share  <FN1>
  Basic                                       $0.23            $0.24            $0.27            $0.21
  Diluted                                     $0.20            $0.21            $0.23            $0.19

Market price of common stock
  High                                       $13.50           $14.50           $15.25           $15.67
  Low                                        $10.88           $13.25           $14.46           $14.08
  Close                                      $11.13           $13.25           $14.54           $14.50

Average shares outstanding
  Basic                                   2,429,107        2,417,457        2,396,051        2,381,511
  Diluted                                 2,960,165        2,963,618        2,949,486        2,935,610






								     1997

(Dollars in thousands, except per share          IV              III               II                I

Interest income                              $4,217           $4,112           $3,893           $3,554
Interest expense                              1,521            1,595            1,462            1,316
					     ______           ______           ______           ______

Net interest income                           2,696            2,517            2,431            2,238
Provision for possible credit losses            250              242              209              153
					     ______           ______           ______           ______

Net interest income after provision
  for possible credit losses                  2,446            2,275            2,222            2,085
Noninterest income,
  excluding securities gains                    743              735              729              596
Net securities gains                             10                -               85                -
Noninterest expense                           2,560            2,474            2,369            2,183
					     ______           ______           ______           ______

Income before income tax expense                639              536              667              498
Income tax expense                              158              127              185              116
					     ______           ______           ______           ______

Net income                                      481              409              482              382
Preferred stock dividend requirement            (37)             (37)             (40)             (40)
					     ______           ______           ______           ______

Income applicable to common shareholders       $444             $372             $442             $342
					     ======           ======           ======           ======
Earnings per common share   <FN1>
  Basic                                       $0.19            $0.16            $0.19            $0.15
  Diluted                                     $0.17            $0.14            $0.17            $0.13

Market price of common stock
  High                                       $14.37           $11.83            $8.59            $6.81
  Low                                        $10.75            $8.67            $6.67            $6.29
  Close                                      $14.17           $10.83            $8.59            $6.59

Average shares outstanding
  Basic                                   2,355,441        2,358,705        2,333,510        2,315,597
  Diluted                                 2,901,432        2,896,377        2,805,690        2,772,888

       <FN1>   Earnings per share and other market data have been adjusted
	       for a 5% stock dividend paid by the Company on February 18, 1994, a four for three stock split paid on September 15, 1995, a four for three stock split paid on August 19,1996, a 12 1/2% stock dividend paid on August 27, 1997 and a three for two stock split paid on August 31, 1998.









ITEM 8 - Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure.

Not applicable.



	PART III

ITEM 9 - Directors, Executive Officers, Promotors and
Control Persons; Compliance with Section 16(a) of the
Exchange Act

The information contained in Registrant's definitive proxy statement for its 1999 annual meeting of shareholders, is incorporated herein by reference in response to this Item.
Information concerning executive officers is provided under Item 4.

ITEM 10 - Executive Compensation

The information contained in Registrant's definitive proxy statement for its 1999 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 11 - Security Ownership of Certain Beneficial
Owners and Management

The information contained in Registrant's definitive proxy statement for its 1999 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 12 - Certain Relationships and Related
Transactions

The information contained in Registrant's definitive proxy statement for its 1999 annual meeting of shareholders is incorporated herein by reference in response to this Item.

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

			MIDSOUTH BANCORP, INC.



			By: __________________________
				C. R. Cloutier
			  President and Chief Executive
				   Officer


Dated:  March 29, 1999

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




   Signatures                             Title                       Date

 /s/ C. R. Cloutier               President, Chief Executive       March 29, 1999
 C. R. Cloutier                     Officer and Director





 /s/ Karen L. Hail                Chief Financial Officer,         March 29, 1999
Karen L. Hail                     Executive Vice President,
				     Secretary/Treasurer
					and Director





 /s/ Teri S. Stelly               Chief Accounting Officer         March 29, 1999
Teri S. Stelly





 /s/ J. B. Hargroder, M.D.           Director                      March 29, 1999
J. B. Hargroder, M.D.





 /s/ William M. Simmons              Director                      March 29, 1999
William M. Simmons






/s/ Will G. Charbonnet, Sr.          Director                      March 29, 1999
Will G. Charbonnet, Sr.





/s/ Clayton Paul Hilliard            Director                      March 29, 1999
Clayton Paul Hilliard




/s/ James R. Davis                   Director                      March 29, 1999
James R. Davis, Jr.





/s/ Milton B. Kidd, III              Director                      March 29, 1999
Milton B. Kidd, III., O.D.


