Form 10QSB
period 1999-03-31
MIDSOUTH BANCORP INC
filed 1999-05-13
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
				  COMMISSION
			    WASHINGTON, D.C.  20549

				 FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended.....................March 31, 1999


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

State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date.             Outstanding as of  March 31, 1999

Common stock, $.10 par value                               2,444,306
Preferred stock, no par value, $14.25 stated value           156,177



	       Transitional Small Business Disclosure Format:
			     Yes _______     No ___X___

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                 Page

Financial Highlights                                       3

Statements of Condition - March 31, 1999
   and December 31, 1998                                   4

Statements of Income - Three Months Ended
   March 31, 1999 and 1998 and Year
   Ended December 31, 1998                                 5


Statement of Stockholders' Equity - Three Months
   Ended March 31, 1999                                    6

Statements of Cash Flows - Three Months Ended
   March 31, 1999 and 1998                                 7

Notes to Financial Statements                              8

Item 2.  Management's Discussion and Analysis or
	 Plan of Operation                                 9

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                 16

Signatures                                                17



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)


					 Three Months Ended      Year-ended
					     March 31,           December 31,
EARNINGS DATA                          1999          1998           1998
				     ________________________________________

Net interest income                  $3,022,140    $2,691,722    $11,824,208
Provision for loan losses               266,950       258,000        999,950
Non-interest income                     909,140       778,840      3,486,937
Non-interest expense                  2,903,093     2,507,256     11,023,245
Provision for income tax                164,387       152,798        842,167
Net income                              596,850       552,508      2,445,783
Preferred dividend requirement           33,383        37,520        148,971
Income available to common sharehol    $563,467      $514,988     $2,296,812
=============================================================================

PER COMMON SHARE DATA
Basic earnings per share                  $0.23         $0.21          $0.95
Diluted earnings per share                $0.20         $0.19          $0.83

Book value at end of period               $5.69         $4.76          $5.53
Market price at end of period            $11.06        $14.50         $11.13
Market price of preferred stock at       $33.00        $46.25         $32.50
Weighted average shares outstanding
   Basic                              2,439,256     2,381,511      2,410,926
   Diluted                            2,965,203     2,935,610      2,958,381
=============================================================================

AVERAGE BALANCE SHEET DATA
Total assets                       $259,152,871  $222,213,579   $235,766,986
Earning assets                      235,583,534   201,167,815    214,572,581
Loans and leases                    155,183,050   131,792,227    144,455,710
Interest-bearing deposits           180,383,947   151,749,614    162,504,644
Total deposits                      239,070,515   204,842,701    217,105,614
Common stockholders' equity          13,532,186    10,986,163     11,988,753
Total stockholders' equity           15,762,518    13,265,037     14,246,948
=============================================================================

SELECTED RATIOS
Return on average assets (annualize        0.93%         1.01%          1.04%
Return on average common equity (an       16.89%        19.01%         19.16%
Return on average total equity ( an       15.36%        16.89%         17.17%
Leverage capital ratio                     6.09%         6.04%          6.06%
Tier 1 risk-based capital ratio            9.25%         9.38%          9.13%
Total risk-based capital ratio            10.35%        10.46%         10.25%
Allowance for loan losses as a %
  of total loans                           1.21%         1.15%          1.20%
=============================================================================

PERIOD ENDING BALANCE SHEET DATA      3/31/99       3/31/98      Net Change
Total assets                       $270,432,493  $231,017,564    $39,414,929
Earning assets                      247,726,379   208,467,198    $39,259,181
Loans and leases, net               153,914,963   132,621,978    $21,292,985
Interest-bearing deposits           191,352,663   158,797,089    $32,555,574
Total deposits                      250,018,682   213,303,319    $36,715,363
Common stockholders' equity          13,910,065    11,371,014     $2,539,051
Total stockholders' equity           16,135,587    13,636,992     $2,498,595
=============================================================================



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
___________________________________________________________________________________

						      March 31,       December 31,
							1999           1998   *
ASSETS                                               (unaudited)
						     ___________      ___________

Cash and due from banks                              $11,705,160      $14,003,536
Federal funds sold                                    18,600,000        6,600,000
						     ___________      ___________

     Total cash and cash equivalents                  30,305,160       20,603,536

Interest bearing deposits in banks                        16,237           16,125
Securities available-for-sale, at fair value
  (cost of $53,791,536 in March 1999 and
  $43,503,268 in December 1998)                       54,065,885       43,938,965
Securities held-to-maturity (estimated market
  value of $20,297,153 in March 1999 and
  $20,421,920 in December 1998)                       19,245,741       19,246,559
Loans, net of allowance for loan losses of
  $1,883,553 in March 1999 and $1,860,490
  in December 1998                                   153,914,963      153,616,773
Bank premises and equipment, net                       9,614,097        9,054,201
Other real estate owned, net                              39,100           48,100
Accrued interest receivable                            1,771,447        1,740,514
Goodwill, net                                            198,625          207,281
Other assets                                           1,261,238        1,346,214
						     ___________      ___________

     Total assets                                   $270,432,493     $249,818,268
						     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                               $58,666,019      $60,361,205
  Interest bearing                                   191,352,663      169,563,097
						     ___________      ___________

     Total deposits                                  250,018,682      229,924,302

Securities sold under
     repurchase agreements                                     -                -
Accrued interest payable                                 608,558          565,896
Notes payable                                          3,392,993        3,503,668
Other liabilities                                        276,673          138,280
						     ___________      ___________

     Total liabilities                               254,296,906      234,132,146
						     ___________      ___________

Commitments and contingencies                                  -                -

Stockholders' Equity:
 Preferred Stock, no par value, $14.25
   stated value - 5,000,000 shares authorized,
   156,177 and 156,927 issued and outstanding
   on March 31, 1999 and December 31, 1998,
   respectively                                        2,225,522        2,236,210
 Common stock, $.10 par value-
   5,000,000 shares authorized,  2,444,306 and
   2,432,016 issued and outstanding on
   March 31, 1999 and December 31, 1998,
   respectively                                          244,431          243,201
 Surplus                                              10,639,529       10,521,020
 Unearned ESOP shares                                   (114,468)        (119,051)
 Unrealized gains/losses on securities
   available-for-sale, net of deferred
   taxes of $103,140 in March 1999 and $159,000
   in December 1998                                      171,210          276,700
 Retained earnings                                     2,969,363        2,528,042
						     ___________      ___________

     Total stockholders' equity                       16,135,587       15,686,122
						     ___________      ___________

Total liabilities and stockholders' equity          $270,432,493     $249,818,268
						     ===========      ===========



  * The consolidated statement of condition at December 31, 1998 is taken from the audited balance sheet on that date.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

_______________________________________________________________________________


				       Three Months Ended           Year Ended
					    March 31,              December 31,
				     1999             1998             1998  *
					  (unaudited)
				   __________________________      ___________

INTEREST INCOME:
Loans, including fees              $3,757,538      $3,321,732      $14,803,065
Securities
     Taxable                          684,979         588,511        2,460,266
     Nontaxable                       260,682         220,076          924,669
Federal funds sold                    158,633         180,037          567,764
				   __________      __________      ___________
TOTAL                               4,861,832       4,310,356       18,755,764
				   __________      __________      ___________

INTEREST EXPENSE:
Interest on deposits                1,775,266       1,554,300        6,666,682
Interest on note payable               64,426          64,334          264,876
				   __________      __________      ___________

TOTAL                               1,839,692       1,618,634        6,931,558
				   __________      __________      ___________

NET INTEREST INCOME                 3,022,140       2,691,722       11,824,206

PROVISION FOR LOAN LOSSES             266,950         258,000          999,950
				   __________      __________      ___________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES         2,755,190       2,433,722       10,824,256
				   __________      __________      ___________

OTHER OPERATING INCOME:
Service charges on deposits           705,997         584,921        2,606,903
Gains on securities, net                   -                -                -
Credit life insurance                  16,167          27,118          133,217
Other charges and fees                186,976         166,801          746,817
				   __________      __________      ___________

TOTAL OTHER INCOME                    909,140         778,840        3,486,937
				   __________      __________      ___________

OTHER EXPENSES:
Salaries and employee benefits      1,381,608       1,250,293        5,274,992
Occupancy expense                     650,758         548,138        2,360,664
Other                                 870,727         708,825        3,387,588
				   __________      __________      ___________

TOTAL OTHER EXPENSES                2,903,093       2,507,256       11,023,244
				   __________      __________      ___________

INCOME BEFORE INCOME TAXES            761,237         705,306        3,287,949
PROVISION FOR INCOME TAXES            164,387         152,798          842,167
				   __________      __________      ___________

NET INCOME                           $596,850        $552,508       $2,445,782
PREFERRED DIVIDEND REQUIREMENT         33,383          37,520          148,971
				   __________      __________      ___________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                      $563,467        $514,988       $2,296,811
				   ==========      ==========      ===========
BASIC EARNINGS PER COMMON SHARE         $0.23           $0.21            $0.95
				   ==========      ==========      ===========

DILUTED EARNINGS PER COMMON SHARE       $0.20           $0.19            $0.83
				   ==========      ==========      ===========



* The consolidated statement of income at December 31, 1998 is taken from the audited income statement of that date.







MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 1999 (UNAUDITED)


_________________________________________________________________________________________________________________________________

											       UNREALIZED
												 (GAINS)
												LOSSES ON
												SECURITIES
			 PREFERRED STOCK           COMMON STOCK                       ESOP      AVAILABLE-   RETAINED
			SHARES      AMOUNT      SHARES     AMOUNT      SURPLUS     OBLIGATION   FOR-SALE     EARNINGS     TOTAL
			____________________   ____________________  ___________   __________________________________  ___________
BALANCE,
  DECEMBER 31, 1998     156,927   $2,236,210   2,432,016   $243,201  $10,521,020   ($119,051)   $276,700   $2,528,042  $15,686,122

Issuance of common
  stock                                           10,043      1,005      108,046                                           109,051
Dividends paid on
  common stock                                                                                               (122,146)    (122,146)
Dividends paid on
  preferred stock                                                                                             (33,383)     (33,383)
Preferred stock
  conversion               (750)     (10,688)      2,247        225       10,463                                                 0
Net income                                                                                                    596,850      596,850
ESOP obligation,
  net of repayments                                                                    4,583                                 4,583
Net change in
  unrealized gain/loss
  on securities
  available-for-sale,
  net of tax                                                                                    (105,490)                 (105,490)
			_______    _________   _________    _______   __________    ________     _______    _________   __________
BALANCE,
  March 31, 1999        156,177   $2,225,522   2,444,306   $244,431  $10,639,529   ($114,468)   $171,210   $2,969,363  $16,135,587
			=======    =========   =========    =======   ==========    ========     =======    =========   ==========



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998
__________________________________________________________________________________________


							March 31, 1999      March 31, 1998
							______________      ______________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $596,850            $552,508
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                            268,220             227,282
    Provision for loan losses                                266,950             258,000
    Provision for deferred income taxes                       12,228              49,330
    Discount accretion (premium amortization), net            (4,737)             (4,575)
    Gain on sale of premises and equipment                         -                (750)
    Loss on sale of other real estate owned                        -               1,000
    Change in accrued interest receivable                    (30,933)              6,995
    Change in accrued interest payable                        42,662              22,985
    Change in other liabilities                              138,393             (51,740)
    Change in other assets                                   128,608              30,256
							______________      ______________

NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,418,241           1,091,291
							______________      ______________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits in banks            (112)            (82,868)
  Proceeds from maturities and calls of securities
    available-for-sale                                     2,775,453           1,950,899
  Purchases of securities available-for-sale             (13,058,167)         (5,963,716)
  Loan originations, net of repayments                      (571,181)         (3,416,020)
  Purchases of premises and equipment                       (819,460)           (608,736)
  Proceeds from sales of premises and equipment                    -              20,651
  Proceeds from sales of other real estate owned              19,624               5,000
							______________      ______________

NET CASH USED IN INVESTING ACTIVITIES                    (11,653,843)         (8,094,790)
							______________      ______________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                20,094,380          13,235,568
  Net (decrease) increase in securities sold under
    repurchase agreements and federal funds purchased              -                 676
  Issuance of notes payable                                   75,000                   -
  Repayments of notes payable                               (185,676)            (78,961)
  Proceeds from issuance of common stock                     109,051             190,602
  Payment of dividends                                      (155,529)           (133,069)
  Payment of fractional shares resulting from conversion
     of preferred stock and stock dividends                        -                 (70)
							______________      ______________

NET CASH PROVIDED BY FINANCING ACTIVITIES                 19,937,226          13,214,746
							______________      ______________

NET DECREASE IN CASH & CASH EQUIVALENTS                    9,701,624           6,211,247

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            20,603,536          23,834,024
							______________      ______________

CASH & CASH EQUIVALENTS AT END OF PERIOD                 $30,305,160         $30,045,271
							==============      ==============


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of March 31, 1999 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1998 annual consolidated report and Form 10-KSB.

      The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the activity in the allowance for loan and lease losses is as follows:


					    Three Months Ended
						 March 31,
					      (in thousands)
					     1999           1998
					  _______         ______
       Balance at beginning of year       $1,860          $1,415
	 Provision for loan losses           267             258
	 Recoveries                           40              36
	 Loans charged off                  (284)           (170)
					  ______          ______
       Balance at end of quarter          $1,883          $1,539
					  ======          ======


3.  COMPREHENSIVE INCOME

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

     Following is a summary of MidSouth's comprehensive income for the three months ended March 31, 1999 and 1998.



					     1998           1997
				       __________     __________
	   Net income                  $  596,850     $  552,580
	   Other comprehensive income,
	      net of tax                 (105,490)        91,034
				       __________     __________
	   Total comprehensive income  $  491,360     $  643,614
				       ==========     ==========


	MANAGEMENT'S DISCUSSION AND ANALYSIS
	       OR PLAN OF OPERATION

This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1998 annual consolidated financial statements, the notes thereto and the related
Management's Discussion and Analysis.

MidSouth Bancorp, Inc. announced net income of $596,850 for the first quarter of 1999, an increase of 8% over net income of $552,508 reported for the first quarter of 1998. Income available to common shareholders totaled $563,467 for the first quarter of 1999, compared to $514,988 for the first quarter of 1998. Basic earnings per share were $.23 and $.21 for the quarters ended March 31, 1999 and 1998, respectively. Diluted earnings per share were $.20 for the first quarter of 1999 compared to $.19 for the first quarter of 1998.

The increase in earnings resulted primarily from a $34.4 million or 17% increase in the average volume of earning assets between the two quarters ended March 31, 1998 and 1999. Loan growth contributed $23.4 million to the increase in average earning assets. Accordingly, net interest income increased $330,418 in quarterly comparison. Non-interest income, exclusive of net gains on sales of investment securities, added $130,300 to income during the same period. Increases in total service charges and fees on deposit accounts, due to an increased volume of accounts, contributed most of the increase to non-interest income.

MidSouth enjoyed substantial deposit and loan growth during the past twelve months. Deposits grew $36.7 million or 17.2%, from $213.3 million at March 31, 1998 to $250.0 million at March 31, 1999. Of the $36.7 million increase, $32.6 million represented interest-bearing deposits. The deposit growth results primarily from deposits associated with new loan relationships and from marketing efforts directed to customers affected by merger activity within MidSouth's market. In addition, a deposit promotion designed to increase MidSouth's market share began March
1, 1999 and resulted in an increase of $6.6 million in deposits for the month of March 1999.

Loans, net of Allowance for Loan Losses ("ALL"), increased $21.3 million or 16.1%, from $132.6 million in the first quarter of 1998 to $153.9 million in the first quarter of 1999. The majority of the loan growth occurred in the second and third quarters of 1998 and resulted primarily from loan relationships developed by two new commercial lenders hired in January 1998. Provisions for loan and lease losses totaled $266,950 in March 1999 compared to $258,000 in March 1998.

Nonperforming loans as a percentage of total loans increased from .15% in March of 1998 to .41% in March of 1999. Nonaccrual loans increased $441,442 in quarterly comparison, from $195,501 at March 31, 1998 to $636,943 at March 31, 1999. The increase resulted from the addition of a large real estate credit totaling approximately $360,000 in the first quarter of 1999. In addition, approximately $110,000 of another commercial credit added to nonaccrual loans in the second half of 1998 remained in the nonperforming total as of March 31, 1999. The ALL represented 296% of nonperforming loans as of March 31, 1999, as compared to 787% as of March 31, 1998.

MidSouth's leverage ratio was 6.09% at March 31, 1999.
Return on average common equity was 16.89% and return on average assets was .93%.

Earnings Analysis

Net Interest Income

Average earning assets increased 17%, or $34.4 million, from $201.2 million for the three months ended March 31, 1998 to $235.6 million for the three months ended March
31, 1999. The mix of average earning assets remained relatively constant as loans represented 65.8% of average earning assets in the first quarter of 1999 compared to 65.5% in the first quarter of 1998.
Average loan volume increased $23.4 million, from $131.8 million in the first quarter of 1998 to $155.2 million in the first quarter of 1999. The average yield on loans fell 40 basis points, from 10.22% to 9.82% at March 31, 1999.
The decrease in loan yields resulted from a 50 basis point decrease in the prime lending rate (both New York prime and MidSouth's internal prime rate) in the fourth quarter of 1998. Investment volume, including federal funds sold, increased $11.0 million, from $69.4 million at March 31, 1998 to $80.4 million at March 31, 1999 due to decreased loan demand. The average taxable-equivalent yield on investments declined by 13 basis points for the same period, from 6.61% to 6.48%. Additionally, federal funds sold yields decreased 74 basis points, from 5.32% to 4.58%. Lower yields resulted in a decrease in the taxable-equivalent yield on average earning assets of 32 basis points, from 8.89% in the first quarter of 1998 to 8.57% in the first quarter of 1999. Volume increases in average earning assets resulted in increased interest income of $551,476 in quarterly comparison despite falling yields.

An average volume increase of $28.6 million in interest-bearing liabilities resulted in a $220,966 increase in interest expense for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. The percentage of average interest-bearing deposits to average total deposits increased from 74.1% in the first quarter of 1998 to 75.5% in the first quarter of 1999. The average rate paid on interest-bearing deposits decreased 16 basis points, from 4.15% at March 31, 1998 to 3.99% at March 31, 1999. The average volume of notes payable increased $260,459 in quarterly comparison as MidSouth and its subsidiary, Financial Services of the South, Inc. (the "Finance
Company") had minimal borrowings against their lines of credit during the twelve months ended March 31, 1999.

The net effect of changes in the yields and volume of earning assets and interest-bearing liabilities increased net interest income $330,418 in quarterly comparison. The net taxable-equivalent yield on average earning assets decreased 22 basis points, from 5.62% for the quarter ended

March 31, 1998, to 5.40% for the quarter ended March 31,
1999.


Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $121,076 for the three months ended March 31, 1999 as compared to the same period in 1998. The increase resulted primarily from additional insufficient funds fees and an increase in the volume of accounts serviced. Other non-interest income increased $20,175 in quarterly comparison. A new mortgage origination program with a third party processor contributed $11,023 to the increase in other non-interest income. Visa debit card and merchant income increased $16,912; however, Visa program expenses increased
$10,713, partially offsetting the benefit to income. Decreases were recorded in income from the sale of credit life insurance ($10,951) and lease income from a third party investment firm ($10,662).

Non-interest Expense

Non-interest expense increased  $395,837 or 16% for the
three months ended March 31, 1999 compared to the three
months ended March 31, 1998.   Increases were recorded
primarily in the categories of salaries and employee benefits, occupancy expenses, marketing expenses, and data processing expenses.

Salaries and employee benefits increased primarily due to the addition of the Lake Charles Office staff and administrative staff, including a Training Director and Internal Auditor. The number of full-time equivalent
("FTE") employees increased by 11, from 140 in March 1998 to 151 in March 1999.

Occupancy expense increased in the three month period ended March 31, 1999 compared to the same period of 1998 due to increases in depreciation and maintenance expenses associated with buildings, furniture and equipment, utilities and ad valorem taxes. The increase in depreciation expense and utilities resulted primarily from the addition of the Lake Charles office in June 1998.

Marketing expenses increased $82,169 due to production costs and media costs associated with a promotional campaign designed to appeal to customers impacted by bank merger activity in the market.

Data processing expenses increased $24,729 primarily due to increased software maintenance charges and increases data processing training, support and supplies.

Balance Sheet Analysis

MidSouth ended the first quarter of 1999 with consolidated assets of $270,432,493, an increase of $20.6 million or 8% from the $249,818,268 reported for December 31, 1998.
Deposits increased over the three months ended March 31,

1999 by $20.1 million, from $229,924,302 at December 31,
1998 to $250,018,682. Non-interest bearing deposits declined $1.7 million and interest-bearing deposits increased $21.8 million during the three month period. Of the $20.1 million increase, $12.5 million was in savings and money market deposits and $8.3 million in certificates of deposit. A total of $6.6 million of the growth in deposits resulted from a deposit promotion that began on March 1, 1999.

Loans remained relatively constant as new loan fundings were offset by payoffs on existing credits. Loan growth slowed in the past six months due to a decrease in demand and competitive pricing for loan dollars in MidSouth's market. Due to the decrease in loan fundings, excess funds were used to purchase additional securities and federal funds sold. Securities available-for-sale increased $10.1 million, from $43.9 million at December 31, 1998 to $54.0 million at March 31, 1999. The increase reflects purchases of $13.1 million and maturities and principal paydowns of $2.8 million. Unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $171,210 at March 31, 1999, compared to a net unrealized gain of $276,700 at December 31, 1998. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

As of March 31, 1999, MidSouth's leverage ratio was
6.09% as compared to 6.06% at December 31, 1998. Tier 1 capital to risk-weighted assets was 9.25% and total capital to risk-weighted assets was 10.35% at the end of the first quarter of 1999. At year-end 1998, Tier 1 capital to risk-weighted assets was 9.13% and total capital to risk-weighted assets was 10.25%.

MidSouth's dividend reinvestment and direct stock purchase plan yielded common stock purchases of $78,479 in the first quarter of 1999.

 The Year 2000 Issue

The Year 2000 issue arises from the storage of data within computer systems using a two digit field rather than a four digit field to define the year. Consequently, computer programs may recognize a date using "00" as the year 1900 instead of 2000. All companies and organizations that use computer systems are affected by this issue. To maintain safe and sound banking practices, financial institutions are required to take appropriate measures to insure efficient operations of computer systems beyond the year 2000. MidSouth's Board of Directors established a Year 2000 compliance committee in June 1997. The committee inventoried MidSouth's hardware and software programs, identified mission critical systems and forwarded letters to the providers regarding Year 2000 compliance. As of March 31, 1999, testing and updating has been performed on approximately 98% of MidSouth's mission critical systems, including the core data processing hardware and software. In addition, MidSouth has received a warranty from the software provider as to the completion of internal testing and readiness of their programs.

To further reduce the risks associated with the Year 2000, MidSouth held seminars for commercial customers and community businesses in May 1998. MidSouth provided seminar participants with software designed to help them identify Year 2000 issues within their organizations. The software guides the user through the vendor identification and tracking process and provides assistance in other issues such as contingency planning. As part of its own contingency planning, MidSouth has agreements with and has tested the capabilities of two vendors to provide short-term and long-term processing.

In compliance with Year 2000 disclosure requirements, the committee has analyzed the impact that compliance with the Year 2000 may have on earnings. Costs totaling approximately $82,000 have been identified or incurred for testing and other expenses. Additional costs are expected, but it is management's opinion that the costs will not be material to MidSouth's earnings.

Nonperforming Assets and Past Due Loans
Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.



				TABLE 1
			Nonperforming Assets and
			 Loans Past Due 90 Days

=========================================================================

				     March        December        March
				      31,            31,           31,
				     1999           1998          1998
=========================================================================

Nonperforming loans                $636,943       $533,107      $195,501

Other real estate owned, net         39,100         48,100        53,137
Other assets repossessed              5,039         26,533        29,788
				   ______________________________________

Total nonperforming assets         $681,082       $607,740      $278,426
				   ======================================

Loans past due 90 days
or more and still accruing         $596,072       $329,116      $147,604

Nonperforming loans as a
% of total loans                       .41%          0.34%         0.15%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                           0.44%          0.39%         0.21%

ALLL as a % of nonperforming
loans                               295.72%        348.99%       787.34%
				   _____________________________________


Nonperforming assets were $681,082 as of March 31, 1999, an increase of $73,342 from the $607,740 reported for December 31, 1998 and an increase of $402,656 from the $795,501 reported for March 31, 1998. The increase resulted primarily from the addition of a large real estate credit totaling approximately $360,000 in the first quarter of 1999. In addition, approximately $110,000 of another commercial credit added to nonaccrual loans in the second half of 1998 remained in the nonperforming loan total as of March 31, 1999. Loans past due 90 days or more increased from $147,604 in March 1998 to $329,116 in December
1998 and increased to $596,072 as of March 31, 1999. Of the $596,072 in loans past due 90 days or more at March
31, 1999, $189,819 were past due loans reported by the Finance Company.

Specific reserves have been established in the ALL to cover potential losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,883,553 in the reserve as of March 31, 1999 is sufficient to cover potential losses in nonperforming assets and in the loan and lease portfolios. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

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


				  MidSouth Bancorp, Inc.
				  (Registrant)



Date:  May 15, 1999
       ____________               _______________________________
				  C. R. Cloutier, President & CEO


				  _______________________________
				  Karen L. Hail, Executive Vice
				  President & CFO


				  _______________________________
				  Teri S. Stelly, Senior Vice
				  President & Controller



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES                               EXHIBIT 11
COMPUTATION OF EARNINGS PER SHARE  (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 AND
  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998



				    First Quarter    First Quarter    Year-to-Date
				     March 31,        March 31,       December 31,
BASIC                                   1999             1998             1998
				    _____________    _____________    ____________
Earnings:
    Income applicable to common
      stock                            $563,467         $514,988       $2,296,812
				      =========        =========        =========

Shares:
    Weighted average number of
      common shares outstanding       2,439,256        2,381,511        2,410,926
				      =========        =========        =========
																											 16593080
Earnings per common share:
    Income applicable to common
      stock                               $0.23            $0.21            $0.95
				      =========        =========        =========


DILUTED

Earnings:
    Net income                         $596,850         $552,508       $2,445,783
				      =========        =========        =========

Weighted average number of
    common shares outstanding         2,439,256        2,381,511        2,410,926

    Assuming exercise of options,
      reduced by the number of
      shares which could have
      been purchased with the
      proceeds from exercise of
      such options at the
      average issue price                56,604           77,289           72,317

    Assuming conversion of
      preferred stock
      at a conversion rate
      of 1 to 2.998                     469,343          476,810          475,138
				      _________        _________        _________
    Weighted average number of
      common shares outstanding,
      as adjusted                     2,965,203        2,935,610        2,958,381
				      =========        =========        =========

Fully diluted earnings per common
  share                                   $0.20            $0.19            $0.83
				      =========        =========        =========


