Form 10QSB
period 1999-06-30
MIDSOUTH BANCORP INC
filed 1999-08-12
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
				 COMMISSION
			     WASHINGTON, D.C.  20549

				 FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended..........             June 30, 1999


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest
practicable date.                 Outstanding as of  July 31, 1999


      Common stock, $.10 par value                       2,464,472
Preferred stock, no par value, $14.25 stated value         152,736




	       Transitional Small Business Disclosure Format:

		      Yes           No     X
			   _______      ______

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                        Page


Financial Highlights                                               3

Statements of Condition - June 30, 1999 and
  December 31, 1998                                                4

Statements of Income - Three and Six Months Ended
  June 30, 1999 and 1998                                           5

Statement of Stockholders' Equity - Six Months
  Ended June 30, 1999                                              6

Statements of Cash Flows - Six Months Ended
  June 30, 1999 and 1998                                           7

Notes to Financial Statements                                      8


Item 2.  Management's Discussion and Analysis or
	 Plan of Operation                                         9


PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders      17


Item 6.  Exhibits and Reports on Form 8-K                         18


Signatures                                                        19



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)
				       Three Months Ended          Six Months Ended
					   June 30                     June 30,
EARNINGS DATA                          1999         1998           1999         1998
				     _________________________________________________
Net interest income                  $3,296,977   $2,941,826   $6,319,117   $5,633,548
Provision for loan losses               238,000      238,000      504,950      496,000
Non-interest income                     979,195      872,174    1,888,335    1,651,014
Non-interest expense                  3,125,265    2,629,198    6,028,358    5,136,454
Provision for income tax                245,050      268,150      409,437      420,948
Net income                              667,857      678,652    1,264,707    1,231,160
Preferred dividend requirement           32,903       37,444       66,286       74,964
Income available to common
  shareholders                         $634,954     $641,208   $1,198,421   $1,156,196
======================================================================================

PER COMMON SHARE DATA
Basic earnings per share                  $0.26        $0.27        $0.49        $0.49
Diluted earnings per share                $0.23        $0.23        $0.43        $0.42

Book value at end of period               $5.69        $5.05        $5.69        $5.05
Market price at end of period            $10.88       $14.54       $10.88       $14.54
Market price of preferred stock at       $31.00       $44.25       $31.00       $44.25
Weighted average shares outstanding
   Basic                              2,450,164    2,396,051    2,444,740    2,388,821
   Diluted                            2,967,157    2,949,476    2,968,195    2,943,800
======================================================================================

AVERAGE BALANCE SHEET DATA
Total assets                       $280,657,061 $230,492,703 $269,966,798 $226,389,477
Earning assets                      254,546,089  209,768,889  245,118,332  205,514,205
Loans and leases                    158,432,030  139,609,048  156,817,654  135,744,324
Interest-bearing deposits           199,047,941  158,387,576  189,767,500  155,086,933
Total deposits                      259,606,028  211,819,511  249,391,744  208,344,912
Common stockholders' equity          14,078,482   11,985,587   13,814,301   11,492,493
Total stockholders' equity           16,293,605   14,264,461   16,036,629   13,764,949
======================================================================================

SELECTED RATIOS
Return on average assets (annualize        0.95%        1.18%        0.94%        1.10%
Return on average common equity (an       18.09%       21.46%       17.49%       20.29%
Return on average total equity ( an       16.44%       19.08%       15.90%       18.04%
Leverage capital ratio                     5.70%        6.06%        5.70%        6.06%
Tier 1 risk-based capital ratio            9.01%        9.24%        9.01%        9.24%
Total risk-based capital ratio            10.08%       10.36%       10.08%       10.36%
Allowance for loan losses as a %
  of total loans                           1.17%        1.17%        1.17%        1.17%
=======================================================================================

PERIOD ENDING BALANCE SHEET DATA      6/30/99      6/30/98    Net Change    % Change
Total assets                       $282,503,279 $235,816,742  $46,686,537        19.80%
Earning assets                      257,675,940  213,316,617  $44,359,323        20.80%
Loans and leases, net               160,787,191  143,521,513  $17,265,678        12.03%
Interest-bearing deposits           201,570,300  162,003,496  $39,566,804        24.42%
Total deposits                      261,272,545  216,994,125  $44,278,420        20.41%
Common stockholders' equity          13,991,819   12,130,557   $1,861,262        15.34%
Total stockholders' equity           16,185,079   14,393,414   $1,791,665        12.45%
=======================================================================================




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
___________________________________________________________________________________

						     June 30,        December 31,
						       1999            1998  *
ASSETS                                              (unaudited)
						    __________       ___________
Cash and due from banks                             $11,623,921      $14,003,536
Federal funds sold                                   10,000,000        6,600,000

     Total cash and cash equivalents                 21,623,921       20,603,536

Interest bearing deposits in banks                       11,208           16,125
Securities available-for-sale, at fair
     value (cost of $64,205,061 in
     June 1999 and $43,503,268 in
     December 1998)                                  63,635,811       43,938,965
Securities held-to-maturity (estimated
     market value of $21,465,132
     in June 1999 and $20,421,920 in
     December 1998)                                  21,338,041       19,246,559
Loans, net of allowance for loan losses of
     $1,903,689 in June 1999 and $1,860,490
     in December 1998                               160,787,191      153,616,773
Bank premises and equipment, net                     10,363,425        9,054,201
Other real estate owned, net                            357,575           48,100
Accrued interest receivable                           1,912,167        1,740,514
Goodwill, net                                           603,853          207,281
Other assets                                          1,870,087        1,346,214
						    ___________      ___________
     Total assets                                  $282,503,279     $249,818,268
						    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                              $59,702,245      $60,361,205
  Interest bearing                                  201,570,300      169,563,097
						    ___________      ___________

     Total deposits                                 261,272,545      229,924,302

Securities sold under
     repurchase agreements                              752,946                -
Accrued interest payable                                647,152          565,896
Notes payable                                         3,381,895        3,503,668
Other liabilities                                       263,662          138,280
						    ___________      ___________

     Total liabilities                              266,318,200      234,132,146
						    ___________      ___________

Commitments and contingencies                                 -                -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25
     stated value - 5,000,000 shares
     authorized, 153,913 and 156,927
     issued and outstanding on
     June 30, 1999 and December 31, 1998,
     respectively                                     2,193,260        2,236,210
   Common stock, $.10 par value-
     5,000,000 shares authorized,
     2,459,121 and 2,432,016
     issued and outstanding on
     June 30, 1999 and
     December 31, 1998, respectively                    245,912          243,201
   Surplus                                           10,759,356       10,521,020
   Unearned ESOP shares                                (106,923)        (119,051)
   Unrealized gains(losses) on securities
     available-for-sale, net of deferred
     taxes(credit) of (181,300) in June 1999
     and $159,000 in December 1998                     (387,950)         276,700
   Retained earnings                                  3,481,424        2,528,042
						    ___________      ___________

     Total stockholders' equity                      16,185,079       15,686,122
						    ___________      ___________

Total liabilities and stockholders' equity         $282,503,279     $249,818,268
						    ===========      ===========

  * The consolidated statement of condition at December 31, 1998 is taken from the audited balance sheet on that date.

________________________________________________________________________________





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


				       Three Months Ended                Six Months Ended
					    June 30,                          June 30,
				     1999             1998             1999             1998
				   __________________________       ___________________________

INTEREST INCOME:
Loans, including fees              $4,000,706      $3,640,074       $7,758,244       $6,961,806
Securities
     Taxable                          832,024         601,915        1,517,003        1,190,426
     Nontaxable                       277,107         224,177          537,789          444,253
Federal funds sold                    213,666         169,700          372,299          349,737
				    _________       _________       __________        _________

TOTAL                               5,323,503       4,635,866       10,185,335        8,946,222
				    _________       _________       __________        _________

INTEREST EXPENSE:
Interest on deposits                1,962,089       1,628,696        3,737,355        3,182,996
Interest on note payable               64,437          65,344          128,863          129,678
				    _________       _________       __________        _________

TOTAL                               2,026,526       1,694,040        3,866,218        3,312,674
				    _________       _________       __________        _________

NET INTEREST INCOME                 3,296,977       2,941,826        6,319,117        5,633,548

PROVISION FOR LOAN LOSSES             238,000         238,000          504,950          496,000
				    _________       _________       __________        _________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES         3,058,977       2,703,826        5,814,167        5,137,548
				    _________       _________       __________        _________

OTHER OPERATING INCOME:
Service charges on deposits           724,369         629,353        1,430,366        1,214,274
Gains on securities, net                   -                -                -                -
Credit life insurance                  25,172          40,953           41,340           68,071
Other charges and fees                229,654         201,868          416,629          368,669
				    _________       _________       __________        _________

TOTAL OTHER INCOME                    979,195         872,174        1,888,335        1,651,014
				    _________       _________       __________        _________

OTHER EXPENSES:
Salaries and employee benefits      1,479,320       1,283,611        2,860,928        2,533,904
Occupancy expense                     674,631         565,470        1,325,389        1,113,608
Other                                 971,314         780,117        1,842,041        1,488,942
				    _________       _________       __________        _________

TOTAL OTHER EXPENSES                3,125,265       2,629,198        6,028,358        5,136,454
				    _________       _________       __________        _________

INCOME BEFORE INCOME TAXES            912,907         946,802        1,674,144        1,652,108
PROVISION FOR INCOME TAXES            245,050         268,150          409,437          420,948
				    _________       _________       __________        _________

NET INCOME                           $667,857        $678,652       $1,264,707       $1,231,160
PREFERRED DIVIDEND REQUIREMENT         32,903          37,444           66,286           74,964
				    _________       _________       __________        _________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                      $634,954        $641,208       $1,198,421       $1,156,196
				    =========       =========       ==========        =========

BASIC EARNINGS PER COMMON SHARE         $0.26           $0.27            $0.49            $0.49
				    =========       =========       ==========        =========

DILUTED EARNINGS PER COMMON SHARE       $0.23           $0.23            $0.43            $0.42
				    =========       =========       ==========        =========



					       5





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
											       UNREALIZED
												(GAINS)
												LOSSES
												  ON
			    PREFERRED STOCK        COMMON STOCK                      ESOP     SECURITIES-   RETAINED
			   SHARES     AMOUNT     SHARES     AMOUNT    SURPLUS     OBLIGATION   FOR-SALE     EARNINGS       TOTAL
			  ___________________   ___________________  ___________  ___________________________________   ___________
BALANCE,
  DECEMBER 31, 1998       156,927  $2,236,210   2,432,016  $243,201  $10,521,020   ($119,051)   $276,700   $2,528,042   $15,686,122

Issuance of common stock                           18,073     1,808      196,289                                            198,097
Dividends paid on common
  stock                                                                                                      (245,039)     (245,039)
Dividends paid on
  preferred stock                                                                                             (66,286)      (66,286)
Preferred stock
  conversion               (3,014)    (42,950)      9,032       903       42,047                                                  -
Net income                                                                                                  1,264,707     1,264,707
ESOP obligation, net of
  repayments                                                                          12,128                                 12,128
Net change in unrealized
  gain/loss on securities
  available-for-sale,
  net of tax                                                                                    (664,650)                  (664,650)
			  _______  __________   _________  ________  ___________    ________    ________   __________   ___________
BALANCE,
  June 30, 1999           153,913  $2,193,260   2,459,121  $245,912  $10,759,356   ($106,923)  ($387,950)  $3,481,424   $16,185,079
			  =======  ==========   =========  ========  ===========    ========    ========   ==========   ===========





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1999 and 1998
_________________________________________________________________________________________

						       June 30, 1999       June 30, 1998
						       _____________       _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $1,264,707          $1,231,160
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                            571,616             462,292
    Provision for loan losses                                504,950             415,000
    Provision for deferred income taxes                       12,228              49,330
    Discount accretion (premium amortization), net            13,660             (13,235)
    Gain on sale of premises and equipment                    (1,925)               (750)
    Loss on sale of other real estate owned                        -               3,037
    Change in accrued interest receivable                   (171,653)             (7,673)
    Change in accrued interest payable                        81,256              24,486
    Change in other liabilities                              125,382             (67,757)
    Change in other assets                                  (172,033)           (156,618)
						       _____________       _____________

NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,228,188           1,939,272
						       _____________       _____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing
    deposits in banks                                          4,917              (4,224)
  Proceeds from maturities and calls of securities
    available-for-sale                                     6,313,566           4,988,673
  Purchases of securities available-for-sale             (27,027,658)         (8,241,206)
  Purchases of securities held-to-maturity                (2,092,845)                  -
  Loan originations, net of repaymens                     (5,000,180)        (14,468,338)
  Purchases of premises and equipment                     (1,851,017)         (1,516,789)
  Proceeds from sales of premises and equipment               24,000              29,961
  Proceeds from sales of other real estate owned              58,724              17,000
  Purchase of insurance premium financing company         (3,503,497)                  -
						       _____________       _____________

NET CASH USED IN INVESTING ACTIVITIES                    (33,073,990)        (19,194,923)
						       _____________       _____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                31,348,243          16,926,374
  Net (decrease) increase in securities sold
    under repurchase agreements and federal
    funds purchased                                          752,946             (69,443)
  Issuance of notes payable                                   75,000             435,000
  Repayments of notes payable                               (196,774)            (89,821)
  Proceeds from issuance of common stock                     198,097             376,361
  Payment of dividends                                      (311,325)           (266,550)
  Payment of fractional shares resulting from
    conversion of preferred stock and stock
    dividends                                                      -                 (70)
						       _____________       _____________

NET CASH PROVIDED BY FINANCING ACTIVITIES                 31,866,187          17,311,851
						       _____________       _____________

NET DECREASE IN CASH & CASH EQUIVALENTS                    1,020,385              56,200

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            20,603,536          23,834,024
						       _____________       _____________

CASH & CASH EQUIVALENTS AT END OF PERIOD                 $21,623,921         $23,890,224
						       =============       =============

					7




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

       The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of June 30, 1999 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1998 annual consolidated report and Form 10-KSB.

       The results of operations for the six month period ended
       June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

       An analysis of the activity in the allowance for loan and lease losses is as follows:


						Six Months Ended
						    June 30,
						 (in thousands)
					     1999             1998
					  __________     ______________

       Balance at beginning of period     $1,860,490         $1,414,826
	 Provision for loan losses           504,950            496,000
	 Recoveries                           65,122             83,129
	 Loans charged off                  (526,873)          (308,267)
					  __________         __________
       Balance at end of period           $1,903,689         $1,685,688
					  ==========         ==========


3.  COMPREHENSIVE INCOME

     MidSouth adopted Statement of Financial Accounting Standards
     No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income (losses) which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale.

     Following is a summary of MidSouth's comprehensive income for the six months ended June 30, 1999 and 1998.



					   1999            1998
					__________      __________
	   Net income                   $1,264,707      $1,231,160
	   Other comprehensive income,
	      (losses), net of tax        (664,650)        112,309
					__________      __________

	   Total comprehensive income     $600,057      $1,343,469
					==========      ==========


	     MANAGEMENT'S DISCUSSION AND ANALYSIS
		    OR PLAN OF OPERATION

This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1998 annual consolidated financial statements, the notes thereto and the related
Management's Discussion and Analysis.

MidSouth's second quarter 1999 earnings reflect a strategic focus on its long term investment in system upgrades, staff development and market penetration. The significant 20% growth in assets over the past twelve months is a direct result of this investment. MidSouth now stands well positioned as a dominant community bank offering big bank services.

Net income totaled $667,857 for the second quarter of 1999, compared to net income of $678,652 for the second quarter of 1998. Income available to common shareholders totaled $634,954 for the second quarter of 1999, compared to $641,208 for the second quarter of 1998. Basic earnings per share were $.26 and $.27 for the quarters ended June
30, 1999 and 1998, respectively. Diluted earnings per share were $.23 for both the second quarter of 1999 and the second quarter of 1998.

Net income for the six months ended June 30, 1999 totaled
$1,264,707 compared to $1,231,160 for the six months ended June 30, 1998. Basic earnings per share were $.49 for both six-month periods ended June 30, 1999 and 1998.
Year-to-date diluted earnings per share were $.43 for June
30, 1999 and $.42 for June 30, 1998.

In both quarterly and year-to-date comparisons, net interest income increased 12% due to a higher volume of earning assets. Non-interest income increased 12% in quarterly comparison and 14% in year-to-date comparison, primarily due to increases in service charges on deposit accounts and insufficient funds fees. The increased net interest income and non-interest income was substantially offset by increases in non-interest expense for the three and six months periods ended June 30, 1999 as compared to the three and six months periods ended June 30, 1998.
Increased expenses were recorded primarily in salaries and benefits and occupancy expenses. These increases reflect MidSouth's investment to strengthen its infrastructure in order to support recent and anticipated growth. In addition, marketing expenses increased due to promotions designed to take advantage of opportunity created by mergers and acquisitions of major banks in MidSouth's market area.

During the second quarter of 1999, MidSouth completed testing of systems identified as "mission critical" for year 2000 computer operations, including the internal network system. Core data processing hardware and software testing were completed in the first quarter of 1999. Costs associated with testing and other year 2000 direct expenses totaled approximately $27,000 for the first six months of 1999.

MidSouth recorded substantial deposit growth and continued loan growth during the past twelve months.
Deposits grew $44.3 million or 20%, from $217.0 million at June 30, 1998 to $261.3 million at June 30, 1999.
Of the $44.3 million increase, $39.6 million represented interest-bearing deposits. Most of the growth resulted from a deposit promotion designed to increase MidSouth's market share. The promotion began
March 1, 1999 and resulted in additional deposits totaling
$27.5 million as of the end of the promotion on May 31, 1999. Total deposits at the end of the second quarter of 1999 included approximately $18.2 million held under a public fund contract that expired June 30, 1999. The majority of these funds were withdrawn within the first week of July 1999.

Loans, net of Allowance for Loan Losses ("ALL"), increased $17.3 million or 12%, from $143.5 million at June 30, 1998 to $160.8 million at June 30, 1999. The majority of the loan growth occurred in the commercial and real estate portfolios during the second half of 1998.
Moderate growth continued in these portfolios for the first six months of 1999. Additionally, on May 15, 1999,
MidSouth's subsidiary, MidSouth National Bank purchased the assets of TMC Financial Services, Inc. which consisted primarily of $3.0 million in insurance premium financing loans. Provisions for loan and lease losses totaled
$504,950 for the six months ended June 30, 1999 compared to $496,000 for the six months ended June 30, 1998.

Nonperforming loans as a percentage of total loans decreased from .24% in June of 1998 to .10% in June of 1999 primarily due to the transfer of two commercial real estate credits totaling $357,575 to other real estate owned. Accordingly, nonperforming assets increased $179,395 in quarterly comparison, from $341,419 at June 30, 1998 to $565,768 at June 30, 1999. The ALL represented 364% of nonperforming loans and other real estate owned as of June 30, 1999, as compared to 443% as of June 30, 1998.

MidSouth's leverage ratio was 5.70% at June 30, 1999.
Return on average common equity was 18.09% and return on average assets was .95%.


Earnings Analysis

Net Interest Income

Average earning assets increased 21%, or $44.8 million,
from $209.8 million for the three months ended June 30,
1998 to $254.6 million for the three months ended June 30, 1999. The mix of earning assets shifted significantly, from 67% of average earning assets in loans for the second quarter of 1998 down to 62% in the second quarter of 1999.
 The average yield on loans decreased 33 basis points, from
10.46% to 10.13% at June 30, 1999.   Yields on
commercial and real estate loans declined 54 basis points, while consumer loan yields rose 55 basis points.

Market competition for quality credits, combined with decreased loan fee income caused commercial and real estate loan yields to decline. Consumer loan yields increased primarily due to loans funded by Financial
Services of the South, Inc. (the "Finance Company"), credit card loans and insurance premium financing loans acquired with the purchase of TMC Financial Services, Inc.
("TMC"). TMC's portfolio averaged $3.0 million with an average yield of approximately 33%. The Finance
Company's portfolio averaged $1.6 million in consumer finance loans yielding an average of 23%. Credit card loans at the Bank averaged $1.2 million and yielded an average of 18%.

Investment volume increased significantly by $20.2
million, from $57.7 million at June 30, 1998 to $77.9 million at June 30, 1999. Growth in MidSouth's deposits resulting from the deposit promotion in the second quarter of 1999 far exceeded the moderate loan demand for the same period. Subsequently, excess dollars were invested in investment securities. The average taxable-equivalent yield on investments declined by 10 basis points, from 6.44% at June 30, 1998 to 6.34% at June 30, 1999. The change in the mix of earning assets combined with lower yields decreased the taxable-equivalent yield on quarterly average earning assets 47 basis points, from 9.05% for the second quarter of 1998 to 8.58% for the second quarter of 1999.

An average volume increase of $40.7 million in interest-bearing liabilities resulted in increased interest expense for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. The percentage of average interest-bearing deposits to average total deposits increased from 75% at June 30, 1998 to 77% at June 30, 1999. The average rate paid on interest-bearing deposits decreased 17 basis points, from 4.12% at June 30, 1998 to 3.95% at June
30, 1999.

The net effect of changes in the volume and mix of average earning assets and interest-bearing liabilities increased net interest income $355,151 in quarterly comparison. The net taxable-equivalent yield on average earning assets declined 43 basis points, from 5.82% for the quarter ended June 30, 1998 to 5.39% for the quarter ended June 30, 1999.
Review of the changes in the volume and yields of average earning assets and interest-bearing liabilities between the two six month periods ended June 30, 1999 and 1998 reflected results similar to the quarterly comparison. The net taxable-equivalent yield on average earning assets for the six months ended June 30, 1999 decreased 33 basis points from 5.72% at June 30, 1998 to 5.39% at June 30,
1999. However, the volume increase in earning assets resulted in increased net interest income of $685,569 between the two six month periods reviewed.


Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $107,021 for the three months and $237,321 for the six months ended June
30, 1999 as compared to the same periods for 1998. The increases resulted primarily from additional insufficient funds fees and an increase in service charge income due to a higher volume of accounts serviced.

Other non-interest income, net of gains on sales of investment securities, increased $27,786 in quarterly comparison and $47,960 in year-to-date comparison. A new mortgage origination program with a third party processor contributed $14,725 to the increase for the quarter and $22,667 for the six months ended June 30, 1999. VISA merchant and debit card income increased significantly in 1999, however, expenses associated with these programs have also increased, offsetting the income. Income from the sale of credit life insurance decreased $15,781 for the quarter and $26,731 for the six months period ended June 30, 1999 as compared to the same periods ended June 30, 1998. Sales of credit life insurance are expected to increase in the third quarter of 1999 as a result of a retail loan promotion scheduled in that quarter.

Non-interest Expense

Non-interest expense increased  $496,067 for the three
months and $891,904 for the six months ended June 30,
1999 compared to the three and six months ended June 30,
1998.   Increases were recorded primarily in the categories
of salaries and employee benefits, occupancy expenses, marketing expenses, VISA programs and ATM processing fees. These increases reflect MidSouth's long term investment in staff development, system upgrades and market penetration. In addition, MidSouth paid $25,495 in insurance agent commissions associated with TMC insurance premium financing portfolio added during the second quarter of 1999.

Salaries and employee benefits increased primarily due to additional staff and an increase in the cost of group health insurance. The number of full-time equivalent ("FTE") employees increased by 19, from 150 in June 1998 to 169 in June 1999. The increase includes nine employees added with the merger of TMC on May 15, 1999. Other positions added over the past twelve months include trainer, internal auditor, retail sales manager and several customer contact positions.

Occupancy expense increased in the three and six month periods ended June 30, 1999 compared to the same period of 1998 due to increases in depreciation of building, furniture, and equipment and maintenance expenses incurred on fixed assets. In addition, MidSouth recorded increases in ad valorem taxes and janitorial expense.

Balance Sheet Analysis

MidSouth ended the second quarter of 1999 with
consolidated assets of $282,503,279, an increase of  $32.7
million or 13% from the $249,818,268 reported for
December 31, 1998.  Deposits increased over the six
months ended June 30, 1999 by $31.4 million, $27.5
million of which resulted from a deposit promotion held
during the months of March, April and May 1999.
The majority of the growth occurred in money market
deposits and certificates of deposit.   At the end of the
second quarter of 1999, total deposits included approximately $18.2 million held under a public fund contract that expired June 30, 1999. The majority of these funds were withdrawn within the first week of July.

Loans experienced moderate growth of $7.2 million in the first six months of 1999, with the majority of the increase in commercial and real estate loans. Due to an influx of deposits from the deposit promotion in the first six months of 1999, excess funds were used to purchase additional securities and federal funds sold. Securities available-for-sale increased $19.7million, from $43.9 million at
December 31, 1998 to $63.6 million at June 30, 1999. The increase reflects purchases of $ 27.0 million and maturities
and principal paydowns of $6.3 million.   Purchases of
securities held-to-maturity totaled $2.1 million for the same period. Unrealized losses in the securities available-for-sale portfolio, net of unrealized gains and tax effect, were $387,950 at June 30, 1999, compared to a net unrealized gain of $ 276,700 at December 31, 1998. These amounts result from interest rate fluctuations and do not represent permanent adjustment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

As of June 30, 1999, MidSouth's leverage ratio was 5.70% as compared to 6.06% at December 31, 1998. Tier 1 capital to risk-weighted assets was 9.01% and total capital to risk-weighted assets was 10.08% at the end of the second quarter of 1999. At year-end 1998, Tier 1 capital to risk-weighted assets was 9.24% and total capital to risk-weighted assets was 10.36%.


The Year 2000 Issue

The Year 2000 issue arises from the storage of data within computer systems using a two digit field rather than a four digit field to define the year. Consequently, computer programs may recognize a date using "00" as the year 1900 instead of 2000. To maintain safe and sound banking practices, financial institutions are required to take appropriate measures to insure efficient operations of computer systems beyond the year 2000. MidSouth's
Board of Directors established a Year 2000 compliance committee in June 1997. The committee inventoried
MidSouth's hardware and software programs, identified mission critical systems and forwarded letters to the providers regarding Year 2000 compliance. As of June 30,
1999, testing and updating has been performed on 100% of MidSouth's mission critical systems, including the core data processing hardware and software. In addition, MidSouth has received a warranty from the software provider as to the completion of internal testing and readiness of their programs.

To further reduce the risks associated with the Year 2000, MidSouth continues to work with commercial customers and community businesses in preparation for the Year
2000. In May 1998, MidSouth provided Year 2000 seminar participants with software designed to help them identify issues within their organizations. The software guides the user through the vendor identification and tracking process and provides assistance in other issues such as contingency planning. As part of its own contingency planning, MidSouth has agreements with and has tested the capabilities of two vendors to provide short-term and long-term processing.

In compliance with Year 2000 disclosure requirements, the committee has analyzed the impact that compliance with the Year 2000 may have on earnings. Costs totaling approximately $93,500 have been identified for testing and other expenses. MidSouth directly expensed approximately
$27,000 of these costs during the first six months of 1999.
Additional costs are expected, but it is management's opinion that the costs will not be material to MidSouth's earnings.

Nonperforming Assets and Past Due Loans
Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.



			  TABLE 1

		  Nonperforming Assets and

		   Loans Past Due 90 Days


================================================================

			   June           December      June
			    30,              31,         30,
			   1999             1998        1998

=================================================================


Nonperforming loans

   Nonaccrual loans       $165,630       $ 533,107     $341,419

   Restructured loans            -               -            -
			  _____________________________________


Total nonperforming loans  165,630         533,107      341,419


Other real estate owned,
  net                      357,575          48,100       39,100

Other assets repossessed    42,563          26,533        5,854

			  _____________________________________


Total nonperforming
  assets                  $565,768        $607,740     $386,373
			  =====================================



Loans past due 90 days

Or more and still
  accruing                $550,516        $329,116     $322,080


Nonperforming loans
  as a % of total
  loans                        .10%           0.34%        0.24%



Nonperforming assets
  as a % of total
  loans, other real
  Estate owned and
  other assets
  Repossessed                 0.35%           0.39%        0.27%


ALL as a % of
  nonperforming loans
  and other real estate
  owned                     363.85%         320.11%      443.00%




Nonperforming assets were $565,768 as of June 30, 1999, a decrease of $41,972 from the $607,740 reported for December 31, 1998 and an increase of $179,395 from the $386,373 reported for June 30, 1998. Two related commercial credits totaling $357,575 were moved from nonaccrual loans into other real estate owned in June 1999.
Loans past due 90 days or more increased from $322,080 in June 1998 to $329,116 in December 1998 and to $550,516 as of June 30, 1999. Of the $550,516 in loans past due 90 days or more, $77,602 were funded by the Finance Company and $49,188 represent past due insurance premium financing loans at TMC.

Specific reserves have been established in the ALL to cover potential losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,903,689 in the reserve as of June 30, 1999 is sufficient to cover potential losses in nonperforming assets and in the loan and lease portfolios. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of MidSouth Bancorp, Inc.
held May 12, 1999 at 2:00 p.m., the Class III Directors were elected.




The following provides information as to the votes:


Election of Directors           For             Withheld        Abstentions     Broker Non-Votes
James R. Davis, Jr.             2,129,728       26,113

Karen L. Hail                   2,127,855       27,986

Milton B. Kidd, III             2,128,783       27,058




Proposal to approve the Amendment to the Articles to increase the authorized Common Stock was approved by a vote of 1,985,897 shares voted for, 156,644 shares voted against, 13,358 shares abstained from voting and 58 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K                Page 18

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

10.9 Modification Agreement to the Loan Agreement and Master Note for the Line of Credit established for MidSouth Bancorp, Inc. is included as Exhibit 10.9 of this filing.

11                      Computation of earnings per share

27                      Financial Data Schedule

     (b)  Reports Filed on Form 8-K


			(none)



Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			MidSouth Bancorp, Inc.
			(Registrant)



Date:  August 13, 1999
       _______________

			/s/ C. R. Cloutie
			C. R. Cloutier, President & CEO



			/s/ Karen L. Hail
			Karen L. Hail, Executive Vice President & CFO



			/s/ Teri S. Stelly
			Teri S. Stelly, Senior Vice President & Controller