Form 10QSB
period 1999-09-30
MIDSOUTH BANCORP INC
filed 1999-11-15
CIK 745981

UNITED STATES SECURITIES AND
			     EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549

				 FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended.............September 30, 1999


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

State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date.               Outstanding as of  October 31, 1999

	Common stock, $.10 par value                   2,474,439
Preferred stock, no par value, $14.25 stated value       152,736



	       Transitional Small Business Disclosure Format:
			   Yes _______     No ____X____



				  Page 1


							Page 2

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)               Page

Financial Highlights                                      3

Statements of Condition - September 30, 1999 and
  December 31, 1998                                       4

Statements of Income - Three and Nine Months Ended
  September 30, 1999 and 1998                             5


Statement of Stockholders' Equity - Nine Months
  Ended September 30, 1999                                6

Statements of Cash Flows - Nine Months Ended
  September 30, 1999 and 1998                             7

Notes to Financial Statements                             8

Item 2.  Management's Discussion and Analysis or
	      Plan of Operation                           9

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                16

Signatures                                               17




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)

				       Three Months Ended        Nine Months Ended
					 September 30,             September 30,
EARNINGS DATA                          1999         1998         1999         1998
				    ___________________________________________________

Net interest income                  $3,461,043   $3,107,465   $9,780,160   $8,741,013
Provision for loan losses               173,100      260,450      678,050      756,450
Non-interest income                   1,048,458      907,162    2,936,793    2,558,176
Non-interest expense                  3,360,250    2,888,022    9,388,608    8,024,476
Provision for income tax                263,175      242,050      672,612      662,998
Net income                              712,976      624,105    1,977,683    1,855,265
Preferred dividend requirement           32,648       37,003       98,934      111,967
Income available to common
  shareholders                         $680,328     $587,102   $1,878,749   $1,743,298
=======================================================================================


PER COMMON SHARE DATA
Basic earnings per share                  $0.28        $0.24        $0.77        $0.72
Diluted earnings per share                $0.24        $0.21        $0.67        $0.63

Book value at end of period               $5.94        $5.41        $5.94        $5.41
Market price at end of period             $9.69       $13.25        $9.69       $13.25
Market price of preferred stock
  at end of period                       $32.25       $40.00       $32.25       $40.00
Weighted average shares outstanding
   Basic                              2,448,731    2,417,457    2,435,075    2,404,799
   Diluted                            2,957,899    2,963,618    2,953,762    2,956,588
=======================================================================================


AVERAGE BALANCE SHEET DATA
Total assets                       $272,931,156 $240,301,904 $270,967,649 $230,966,203
Earning assets                      247,978,295  219,123,358  246,082,219  210,198,283
Loans and leases                    164,582,595  150,018,325  159,434,500  140,539,477
Interest-bearing deposits           183,787,961  166,025,394  187,751,988  158,773,155
Total deposits                      243,919,986  220,753,040  247,546,397  212,517,851
Common stockholders' equity          14,690,259   12,638,818   14,109,208   11,744,457
Total stockholders' equity           16,870,940   14,889,712   16,317,784   14,009,428
=======================================================================================


SELECTED RATIOS
Return on average assets
  (annualized)                             1.04%        1.03%        0.98%        1.07%
Return on average common equity
  (annualized)                            18.37%       18.43%       17.80%       19.85%
Return on average total equity
  (annualized)                            16.77%       16.63%       16.20%       17.71%
Leverage capital ratio                     6.10%        6.10%        6.10%        6.10%
Tier 1 risk-based capital ratio            9.18%        8.90%        9.18%        8.90%
Total risk-based capital ratio            10.25%        9.98%       10.25%        9.98%
Allowance for loan losses as a %
  of total loans                           1.14%        1.20%        1.14%        1.20%
=======================================================================================



PERIOD ENDING BALANCE SHEET DATA      9/30/99      9/30/98    Net Change    % Change

Total assets                       $275,777,727 $250,386,189  $25,391,538        10.14%
Earning assets                      250,673,950  227,224,601  $23,449,349        10.32%
Loans and leases, net               168,186,278  154,320,174  $13,866,104         8.99%
Interest-bearing deposits           180,445,483  173,626,200   $6,819,283         3.93%
Total deposits                      240,213,936  230,445,040   $9,768,896         4.24%
Common stockholders' equity          14,662,603   13,108,743   $1,553,860        11.85%
Total stockholders' equity           16,839,091   15,341,476   $1,497,615         9.76%
=======================================================================================






MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

						   September 30,    December 31,
						       1999            1998  *
ASSETS                                             (unaudited)
						   ____________     ____________

Cash and due from banks                             $11,568,998      $14,003,536
Federal funds sold                                            -        6,600,000
						   ____________     ____________


     Total cash and cash equivalents                 11,568,998       20,603,536

Interest bearing deposits in banks                       13,338           16,125
Securities available-for-sale, at fair value
  (cost of $59,798,679 in September 1999 and
  $43,503,268 in December 1998)                      59,214,729       43,938,965
Securities held-to-maturity (estimated market
  value of $21,191,494 in September 1999 and
  $20,421,920 in December 1998)                      21,312,220       19,246,559
Loans, net of allowance for loan losses of
  $1,947,385 in September 1999 and
  $1,860,490 in December 1998                       168,186,278      153,616,773
Bank premises and equipment, net                     10,710,638        9,054,201
Other real estate owned, net                            369,049           48,100
Accrued interest receivable                           2,016,295        1,740,514
Goodwill, net                                           588,301          207,281
Other assets                                          1,797,881        1,346,214
						   ____________     ____________


     Total assets                                  $275,777,727     $249,818,268
						   ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                              $59,768,453      $60,361,205
  Interest bearing                                  180,445,483      169,563,097
						   ____________     ____________


     Total deposits                                 240,213,936      229,924,302

Securities sold under
     repurchase agreements                              602,514                -
Federal funds purchased                               1,700,000                -
Other FHLB borrowings                                12,000,000                -
Accrued interest payable                                669,336          565,896
Notes payable                                         3,355,597        3,503,668
Other liabilities                                       397,253          138,280

     Total liabilities                              258,938,636      234,132,146
						   ____________     ____________


Commitments and contingencies                                 -                -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25 stated
     value - 5,000,000 shares authorized,
     152,736 and 156,927 issued and outstanding
     on September 30, 1999 and December 31, 1998,
     respectively                                     2,176,488        2,236,210
   Common stock, $.10 par value- 5,000,000 shares
     authorized, 2,470,373 and 2,432,016 issued
     and outstanding on September 30, 1999 and
     December 31, 1998, respectively                    247,037          243,201
   Surplus                                           10,873,886       10,521,020
   Unearned ESOP shares                                 (98,062)        (119,051)
   Unrealized gains(losses) on securities
     available-for-sale, net of deferred taxes
     (credit) of ($185,300) in September 1999
     and $159,000 in December 1998                     (398,650)         276,700
   Retained earnings                                  4,038,392        2,528,042
						   ____________     ____________

     Total stockholders' equity                      16,839,091       15,686,122
						   ____________     ____________

Total liabilities and stockholders' equity         $275,777,727     $249,818,268
						   ============     ============

  * The consolidated statement of condition at December 31, 1998 is taken from the audited balance sheet on that date.

__________________________________________________________________________________





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
================================================================================================

				       Three Months Ended               Nine Months Ended
					 September 30,                     September 30,
				     1999             1998             1999             1998
				  ___________________________      ____________________________
INTEREST INCOME:
Loans, including fees             $4,199,753       $3,927,708      $11,957,997      $10,889,514
Securities
     Taxable                          899,759         646,521        2,416,762        1,836,947
     Nontaxable                       283,383         236,571          821,172          680,824
Federal funds sold                     10,633          91,567          382,932          441,304
				  ___________     ___________      ___________     ____________
TOTAL                               5,393,528       4,902,367       15,578,863       13,848,589
				  ___________     ___________      ___________     ____________

INTEREST EXPENSE:
Interest on deposits                1,797,777       1,727,004        5,535,132        4,910,000
Interest on notes payable             134,708          67,898          263,571          197,576
				  ___________     ___________      ___________     ____________

TOTAL                               1,932,485       1,794,902        5,798,703        5,107,576
				  ___________     ___________      ___________     ____________

NET INTEREST INCOME                 3,461,043       3,107,465        9,780,160        8,741,013

PROVISION FOR LOAN LOSSES             173,100         260,450          678,050          756,450
				  ___________     ___________      ___________     ____________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES         3,287,943       2,847,015        9,102,110        7,984,563
				  ___________     ___________      ___________     ____________

OTHER OPERATING INCOME:
Service charges on deposits           759,445         673,266        2,189,811        1,887,540
Gains on securities, net                   -                -                -                -
Credit life insurance                  66,271          30,417          107,611           98,488
Other charges and fees                222,742         203,479          639,371          572,148
				  ___________     ___________      ___________     ____________

TOTAL OTHER INCOME                  1,048,458         907,162        2,936,793        2,558,176
				  ___________     ___________      ___________     ____________

OTHER EXPENSES:
Salaries and employee benefits      1,635,085       1,396,623        4,496,013        3,930,527
Occupancy expense                     691,414         612,721        2,016,803        1,726,329
Other                               1,033,751         878,678        2,875,792        2,367,620
				  ___________     ___________      ___________     ____________

TOTAL OTHER EXPENSES                3,360,250       2,888,022        9,388,608        8,024,476
				  ___________     ___________      ___________     ____________

INCOME BEFORE INCOME TAXES            976,151         866,155        2,650,295        2,518,263
PROVISION FOR INCOME TAXES            263,175         242,050          672,612          662,998
				  ___________     ___________      ___________     ____________

NET INCOME                           $712,976        $624,105       $1,977,683       $1,855,265
PREFERRED DIVIDEND REQUIREMENT         32,648          37,003           98,934          111,967
				  ___________     ___________      ___________     ____________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                      $680,328        $587,102       $1,878,749       $1,743,298
				  ===========     ===========      ===========

BASIC EARNINGS PER COMMON SHARE         $0.28           $0.24            $0.77            $0.72
				  ===========     ===========      ===========
DILUTED EARNINGS PER COMMON SHARE      $0.24            $0.21            $0.67            $0.63




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)



												 UNREALIZED
												  (GAINS)
												 LOSSES ON
												 SECURITIES
			   PREFERRED STOCK          COMMON STOCK                       ESOP      AVAILABLE-  RETAINED
			  SHARES     AMOUNT      SHARES      AMOUNT     SURPLUS     OBLIGATION   FOR-SALE    EARNINGS     TOTAL
			  ___________________    ___________________   ___________  __________________________________ ___________
BALANCE,
  DECEMBER 31, 1998       156,927  $2,236,210    2,432,016  $243,201   $10,521,020  ($119,051)   $276,700   $2,528,042 $15,686,122

Issuance of common stock                            25,797     2,580       276,900                                         279,480
Dividends paid on common
  stock                                                                                                       (368,399)   (368,399)
Dividends paid on
  preferred stock                                                                                              (98,934)    (98,934)
Preferred stock
  conversion               (4,191)    (59,722)      12,560     1,256        58,466
Net income                                                                                                   1,977,683   1,977,683
ESOP obligation, net
  of repayments                                                                        20,989                               20,989
Excess of market value
  over book value of
  ESOP shares released                                                      17,500                                          17,500
Net change in unrealized
  gain/loss on securities
  available-for-sale,
  net of tax                                                                                     (675,350)                (675,350)
			  _______  __________    _________  ________   ___________   ________   _________   __________  ___________
BALANCE,
  September 30, 1999      152,736  $2,176,488    2,470,373  $247,037   $10,873,886   ($98,062)  ($398,650)  $4,038,392  $16,839,091
			  =======  ==========    =========  ========   ===========   ========   =========   ==========  ===========




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
____________________________________________________________________________________________

						      September 30, 1999  September 30, 1998
						      __________________  __________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $1,977,683          $1,855,265
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                            878,710             710,730
    Provision for loan losses                                678,050             756,450
    Provision for deferred income taxes                       12,228              49,330
    Discount accretion (premium amortization), net            39,887             (22,678)
    Gain on sale of premises and equipment                    (2,926)               (750)
    Loss on sale of other real estate owned                        -               3,037
    Change in accrued interest receivable                   (275,781)           (284,286)
    Change in accrued interest payable                       103,440                 903
    Change in other liabilities                              258,972              (4,205)
    Change in other assets                                  (119,595)           (285,089)
							____________        ____________
NET CASH PROVIDED BY OPERATING ACTIVITIES                  3,550,668           2,778,707
							____________        ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits         2,787              47,201
  Proceeds from maturities and calls of securities hel        25,000                   -
  Proceeds from maturities and calls of securities ava    10,704,344           8,480,926
  Purchases of securities available-for-sale             (27,037,460)        (17,670,041)
  Purchases of securities held-to-maturity                (2,092,845)           (300,000)
  Loan originations, net of repayments                   (12,516,626)        (25,603,826)
  Purchases of premises and equipment                     (2,524,357)         (2,394,579)
  Proceeds from sales of premises and equipment               25,000              29,961
  Proceeds from sales of other real estate owned              58,724              17,000
  Purchase of insurance premium financing company         (3,503,497)                  -
							____________        ____________
NET CASH USED IN INVESTING ACTIVITIES                    (36,858,930)        (37,393,358)
							____________        ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                10,289,634          30,377,289
  Net (decrease) increase in securities sold under repurchase
    agreements and federal funds purchased                 2,302,514             (69,443)
  Increase in other borrowings                            12,000,000                   -
  Issuance of notes payable                                   75,000             435,000
  Repayments of notes payable                               (223,071)           (100,875)
  Proceeds from issuance of common stock                     279,480             597,678
  Payment of dividends                                      (467,333)           (424,725)
  Other                                                       17,500                   -
  Cost of capital through dividend reinvestment plan               -             (13,845)
  Payment of fractional shares resulting from conversion
     of preferred stock and stock dividends                        -              (1,758)
							____________        ____________
NET CASH PROVIDED BY FINANCING ACTIVITIES                 24,273,724          30,799,321

NET DECREASE IN CASH & CASH EQUIVALENTS                   (9,034,538)         (3,815,330)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            20,603,536          23,834,024
							____________        ____________

CASH & CASH EQUIVALENTS AT END OF PERIOD                 $11,568,998         $20,018,694
							============        ============


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc.
      ("MidSouth") and its subsidiaries as of
      September 30, 1999 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1998 annual consolidated report and Form 10-KSB.

      The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

    An analysis of the activity in the allowance for loan and lease losses is as follows:



					   Nine Months Ended
					      September 30,
					  1999           1998
				       _________      __________
       Balance at beginning of period $1,860,490      $1,414,826
	 Provision for loan losses       678,050         756,450
	 Recoveries                      109,387         122,378
	 Loans charged off              (700,542)       (506,524)
				       _________      __________
       Balance at end of period       $1,947,385      $1,787,130
				       =========      ==========


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

     Following is a summary of MidSouth's
     comprehensive income for the nine months ended September 30, 1999 and 1998.

					 1999            1998
				      __________       _________
	   Net income                 $1,977,683      $1,855,265
	   Other comprehensive income
	      (losses), net of tax      (675,350)        384,034
				      __________       _________
	   Total comprehensive income $1,302,333      $2,239,299
				      ==========       =========



		 MANAGEMENT'S DISCUSSION AND ANALYSIS
			 OR PLAN OF OPERATION

This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1998 annual consolidated financial statements, the notes thereto and the related
Management's Discussion and Analysis.

Net income totaled $712,976 for the third quarter of 1999, compared to net income of $624,105 for the third quarter of 1998. Income available to common shareholders totaled
$680,328 for the third quarter of 1999, compared to $587,102 for the third quarter of 1998. Basic earnings per share were $.28 and $.24 for the quarters ended September
30, 1999 and 1998, respectively. Diluted earnings per share were $.24 for the third quarter of 1999 compared to $.21 for the third quarter of 1998. Earnings improved in quarterly and year-to date comparisons due to increased net interest income, increased non-interest income and a decrease in the provision for loan losses. System upgrades, staff development and market penetration campaigns increased operating expenses in quarterly and year-to-date comparisons, but resulted in a 10% growth in assets over the past twelve months.

Net income for the nine months ended September 30, 1999 totaled $1,977,683 compared to $1,855,265 for the nine months ended September 30, 1998. Basic earnings per share were $.77 and $.72 for the nine-month periods ended
September 30, 1999 and 1998, respectively. Year-to-date diluted earnings per share were $.67 for September 30, 1999 and $.63 for September 30, 1998.

In both quarterly and year-to-date comparisons, net interest income increased over 11% due to a higher volume of earning assets. Non-interest income increased 16% in quarterly comparison and 15% in year-to-date comparison, primarily due to increases in service charges on deposit accounts and insufficient funds fees. The increased net interest income and non-interest income was substantially offset by increases in non-interest expense for the three and nine months periods ended September 30, 1999 as compared to the three and nine months periods ended
September 30, 1998. Increased expenses were recorded primarily in salaries and benefits and occupancy expenses. These increases reflect MidSouth's investment to strengthen its infrastructure in order to support recent and anticipated growth. MidSouth added its sixteenth location during the third quarter of 1999 in the Lafayette market at the corner of Ambassador Caffery and Dulles. In addition, MidSouth purchased two branch facilities from Bank One, one in New Iberia and the other in Sulphur. These offices should begin operating in the first half of the year 2000. A loan production office is scheduled to open in Thibodeaux on November 1, 1999.

MidSouth recorded a 4% increase in deposits during the past twelve months. Deposits totaled $240.2 million at September 30, 1999, up $9.8 million from $230.4 million at September 30, 1998, but down $21.1 million from the $261.3 million reported for June 30, 1999. The majority of the growth over the past twelve months resulted from a deposit promotion designed to increase MidSouth's market share. The promotion resulted in additional deposits totaling $27.5 million as of the end of the promotion on May 31, 1999. Cash flows from the increase in deposits were used to fund loans and securities purchases.
However, approximately $18.2 million in deposits held under a public fund contract were withdrawn the first week of July 1999 when the two-year contract expired.
MidSouth borrowed from the Federal Home Loan Bank in
Dallas, Texas to fund the withdrawal. These borrowings totaled $12 million as of September 30, 1999.

Loans, net of Allowance for Loan Losses ("ALL"), increased $13.9 million or 9%, from $154.3 million at September 30, 1998 to $168.2 million at September 30,
1999. The majority of the loan growth occurred in the commercial and real estate portfolios. Provisions for loan and lease losses totaled $678,050 for the nine months ended
September 30, 1999 compared to $756,450 for the nine months ended September 30, 1998.

Nonperforming loans as a percentage of total loans decreased from .39% in September of 1998 to .15% in September of 1999 primarily due to the transfer of two commercial real estate credits totaling $357,575 to other real estate owned. Total nonperforming assets increased
$2,851 in quarterly comparison, from $659,670 at September 30, 1998 to $662,521 at September 30, 1999.
The ALL represented 315.71% of nonperforming loans and other real estate owned as of September 30, 1999, as compared to 275.02% as of September 30, 1998.

MidSouth's leverage ratio was 6.10% for the quarter ended
September 30, 1999. Return on average common equity was 18.37% and return on average assets was 1.04%.


Earnings Analysis

Net Interest Income

Average earning assets increased 13%, or $28.9 million,
from $219.1 million for the three months ended September
30, 1998 to $248.0 million for the three months ended
September 30, 1999.  The mix of earning assets shifted
from 69% of average earning assets in loans for the third
quarter of 1998 down to 66% in the third quarter of 1999.
The average yield on loans decreased 27 basis points, from
10.39% to 10.12% at September 30, 1999.   Yields on
commercial and real estate loans declined 43 basis points, while consumer loan yields rose 38 basis points.

Market competition for quality credits, combined with decreased loan fee income caused commercial and real estate loan yields to decline. Consumer loan yields increased primarily due to loans funded by Financial
Services of the South, Inc. (the "Finance Company"), credit card loans and insurance premium financing loans acquired with the purchase of TMC Financial Services, Inc.
("TMC"). TMC's portfolio averaged $3.0 million with an average yield of approximately 24%, net of agent commissions. The Finance Company's portfolio averaged
$1.5 million in consumer finance loans yielding an average of 22%. Credit card loans at the Bank averaged $1.25 million and yielded an average of 18%.

Investment volume increased significantly by $20.2
million, from $62.3 million at September 30, 1998 to $82.5 million at September 30, 1999. Growth in MidSouth's deposits resulting from the deposit promotion in the second quarter of 1999 exceeded the moderate loan demand for the same period. Subsequently, excess dollars were invested in investment securities. The average taxable-equivalent yield on investments remained the same at 6.29% at September 30, 1998 and 1999. The change in the mix of earning assets combined with lower loan yields decreased the taxable-equivalent yield on quarterly average earning assets 24 basis points, from 9.07% for the third quarter of 1998 to 8.83% for the third quarter of 1999.

An average volume increase of $17.8 million in interest-bearing liabilities resulted in increased interest expense for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998.  The percentage of
average interest-bearing deposits to average total deposits remained stable at 25% for both quarters ended September
30, 1998 and 1999.   The average rate paid on interest-
bearing deposits decreased 24 basis points, from 4.12% at September 30, 1998 to 3.88% at September 30, 1999. The decrease resulted primarily from the withdrawal of approximately $18.2 million in deposits held under a public fund contract. These deposits were withdrawn the first week of July and earned an average rate of 4.50%.

The net effect of changes in rate, volume and mix of average earning assets and interest-bearing liabilities increased net interest income $353,578 in quarterly comparison. The net taxable-equivalent yield on average earning assets declined 14 basis points, from 5.82% for the quarter ended September 30, 1998 to 5.68% for the quarter ended September 30, 1999. Review of the changes in the volume and yields of average earning assets and interest-bearing liabilities between the two nine month periods ended September 30, 1999 and 1998 reflected results similar to the quarterly comparison. The net taxable-equivalent yield on average earning assets for the nine months ended September 30, 1999 decreased 26 basis points from 5.75% at September 30, 1998 to 5.49% at September 30, 1999. However, the volume increase in earning assets resulted in increased net interest income of $1,039,147 between the two nine month periods reviewed.


Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $86,179 for the three months and $302,271 for the nine months ended
September 30, 1999 as compared to the same periods for 1998. The increases resulted primarily from additional insufficient funds fees and an increase in service charge income due to a higher volume of accounts serviced.

Other non-interest income, net of gains on sales of investment securities, increased $19,263 in quarterly comparison and $67,223 in year-to-date comparison. A new mortgage origination program with a third party processor contributed $14,252 to the increase for the quarter and $40,000 for the nine months ended September
30, 1999. VISA merchant and debit card income increased significantly in 1999, however, expenses associated with these programs have also increased, offsetting the income.
Income from the sale of credit life insurance increased
$35,854 for the quarter and $9,123 for the nine months period ended September 30, 1999 as compared to the same periods ended September 30, 1998. A retail loan promotion during the third quarter of 1999 increased sales of credit life insurance.

Non-interest Expense

Non-interest expense increased  $472,228 for the three
months and $1,364,132 for the nine months ended
September 30, 1999 compared to the three and nine months
ended September 30, 1998.   Increases were recorded
primarily in the categories of salaries and employee benefits, occupancy expenses, marketing expenses, and VISA program expenses. These increases reflect
MidSouth's long term investment in staff development, system upgrades and market penetration.

Salaries and employee benefits increased primarily due to additional staff and an increase in the cost of group health insurance. The number of full-time equivalent ("FTE") employees increased by 10, from 167 in September 1998 to 177 in September 1999. Positions added over the past twelve months include trainer, retail sales manager and several customer contact positions.

Occupancy expense increased in the three and nine month periods ended September 30, 1999 compared to the same period of 1998 due to increases in depreciation of building, furniture, and equipment and maintenance expenses incurred on fixed assets.

Balance Sheet Analysis

MidSouth ended the third quarter of 1999 with consolidated assets of $275,777,727, an increase of $25.9 million or 10% from the $249,818,268 reported for December 31, 1998. Deposits increased over the nine months ended
September 30, 1999 by $10.3 million to $240,213,936.
Deposits had increased  $31.4 million from year-end
December 1998 to June 30, 1999 primarily due to a deposit promotion held during the months of March, April and May
1999. However, in the first week of July 1999, a two-year public fund contract expired and deposits totaling approximately $18.2 million were withdrawn. MidSouth borrowed funds from the Federal Home Loan Bank to fund the withdrawal. Cash flows from the deposit promotion had been used to fund loans and securities purchases.

Loans experienced growth of  $14.7 million in the nine
months ended September 30, 1999, with the majority of the increase in commercial and real estate loans. Of the $14.7 million in growth, $7.4 million occurred in the third quarter of 1999 as business activity increased in MidSouth's markets. Securities available-for-sale increased $15.3 million, from $43.9 million at December 31, 1998 to $59.2 million at September 30, 1999. The increase reflects purchases of $ 27.0 million and maturities and principal
paydowns of $10.7 million.   Purchases of securities held-
to-maturity totaled $2.1 million for the same period. Unrealized losses in the securities available-for-sale portfolio, net of unrealized gains and tax effect, were $398,650 at September 30, 1999, compared to a net unrealized gain of $ 276,700 at December 31, 1998. These amounts result from interest rate fluctuations and do not represent permanent adjustment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

As of September 30, 1999, MidSouth's leverage ratio was
6.10% as compared to 6.06% at December 31, 1998. Tier 1 capital to risk-weighted assets was 9.18% and total capital to risk-weighted assets was 10.25% at the end of the third quarter of 1999. At year-end 1998, Tier 1 capital to risk-weighted assets was 9.24% and total capital to risk-weighted assets was 10.36%.

The Year 2000 Issue

The Year 2000 issue arises from the storage of data within computer systems using a two digit field rather than a four digit field to define the year. Consequently, computer programs may recognize a date using "00" as the year 1900 instead of 2000. To maintain safe and sound banking practices, financial institutions are required to take appropriate measures to insure efficient operations of computer systems beyond the year 2000. MidSouth's
Board of Directors established a Year 2000 compliance committee in June 1997. The committee inventoried
MidSouth's hardware and software programs, identified mission critical systems and forwarded letters to the providers regarding Year 2000 compliance. During the first half of 1999, MidSouth completed testing and updating on 100% of its mission critical systems, including the core data processing hardware and software. In addition, MidSouth has received a warranty from the software provider as to the completion of internal testing and readiness of their programs.

To further reduce the risks associated with the Year 2000, MidSouth worked with commercial customers and community businesses in preparation for the Year 2000. In
May 1998, MidSouth provided Year 2000 seminar participants with software designed to help them identify issues within their organizations. The software guides the user through the vendor identification and tracking process and provides assistance in other issues such as contingency planning. As part of its own contingency planning, MidSouth has agreements with and has tested the capabilities of two vendors to provide short-term and long-term processing.

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



			       TABLE 1
		       Nonperforming Assets and
			Loans Past Due 90 Days



=================================================================

			    September     December     September
			       30,           31,           30,
			      1999          1998          1998

=================================================================

Nonperforming loans

   Nonaccrual loans         $247,777      $ 533,107     $610,725

   Restructured loans              -              -            -
			    ___________________________________________

Total nonperforming loans    247,777        533,107      610,725


Other real estate
  owned, net                 369,049         48,100       39,100

Other assets repossessed      45,695         26,533        9,854
			    ___________________________________________


Total nonperforming assets  $662,521       $607,740     $659,670
		       ==========================================

Loans past due 90 days

Or more and still
  accruing                  $605,510       $329,116     $518,879



Nonperforming loans as a
  % of total loans              .15%          0.34%        0.39%


Nonperforming assets as a
  % of total loans,
  other real Estate
  owned and other assets
  Repossessed                  0.39%          0.39%        0.42%



ALL as a % of nonperforming
  loans and other real
  estate owned               315.71%        320.11%      275.02%



				6


Nonperforming assets were $662,521 as of September 30, 1999, an increase of $54,781 from the $607,740 reported for December 31, 1998 and an increase of $2,851 from the $659,670 reported for September 30, 1998. Two related commercial credits totaling $357,575 were moved from nonaccrual loans into other real estate owned in June 1999.
Loans past due 90 days or more decreased from $518,879 in September 1998 to $329,116 in December 1998 and increased to $605,510 as of September 30, 1999. Of the $605,510 in loans past due 90 days or more, $79,364 were funded by the Finance Company and $25,389 represent past due insurance premium financing loans at TMC.

Specific reserves have been established in the ALL to cover potential losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,947,385 in the reserve as of September 30, 1999 is sufficient to cover potential losses in nonperforming assets and in the loan and lease portfolios. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.


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

10.6                    MidSouth Bancorp, Inc.'s 1997
			Stock Incentive Plan
			is included as Exhibit 4.5 to
			idSouth's definitive Proxy
			Statement filed April 11, 1997, and
			is incorporated herein
			by reference.


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

10.9                    Modification Agreement to the Loan
			Agreement and Master Note for the
			Line of Credit established for
			MidSouth Bancorp, Inc. is included as
			Exhibit 10.9 of MidSouth's Form
			10-QSB filed on August 13, 1999
			and is incorporated herein by
			reference.

11                      Computation of earnings per share

27                      Financial Data Schedule

     (b)  Reports Filed on Form 8-K

			(none)


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				  MidSouth Bancorp, Inc.
				  (Registrant)


Date:  November 12, 1999

				  ___________________________
				  C. R. Cloutier, President & CEO


				  ___________________________
				  Karen L. Hail, Executive Vice
				  President & CFO



				  ___________________________
				  Teri S. Stelly, Senior Vice
				  President & Controller