Form 10KSB
period 1999-12-31
MIDSOUTH BANCORP INC
filed 2000-03-30
CIK 745981

SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549

				Form 10-KSB

X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

		For the fiscal year ended December 31, 1999

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

Total revenues for the year ended December 31, 1999 were $25,053,229.

As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant, calculated by reference to the closing sale price of MidSouth's common stock on the AMEX was $11,641,893. As of February 29, 2000 there were outstanding 2,481,843 shares of MidSouth Bancorp, Inc. common stock, $.10 par value, which stock is the only class of the Registrant's common stock.

		   DOCUMENTS INCORPORATED BY REFERENCE
      Proxy Statement for Annual Meeting of Shareholders to be held
			 May 10, 2000 - (Part III)

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

The Bank

     The Bank is a national banking association domiciled in Lafayette, Louisiana. The Bank provides a complete range of commercial and retail banking services primarily to professional, commercial and industrial customers in its market area. These services include, but are not limited to, interest bearing and non-interest bearing checking accounts, investment accounts, credit card services and issuance of cashier's checks, United States Savings Bonds and travelers checks. The Bank is a U.S. government depository. The
Bank is also a member of the Electronic Data Services ("EDS") network through Comerica Bank, Dallas, Texas which provides its customers with automatic teller machine services through the GulfNet, Cirrus and Plus networks. Membership in the Community Cash Network provides
MidSouth's customers with additional access throughout the Greater New Orleans area with no surcharge. The Bank serves most types of lending demands including short term business loans, other commercial, industrial and agricultural loans, real estate construction and mortgage loans and installment loans. The Bank operates at the seventeen locations described below under "Item 2 - Properties."

Employees

     As of December 31, 1999, the Bank employed 176 full-time equivalent employees and the Finance Company employed 6 full-time equivalent employees. MidSouth has no employees who are not also employees of the Bank. Through the Bank and the Finance Company, employees receive employee benefits which include an employee stock ownership plan, a 401-K plan and life, health and disability insurance plans.
 MidSouth considers the relationships of the Bank and the Finance Company with their employees to be very good.

Competition

     The Bank faces keen competition in its market area not only with other commercial banks, but also with savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, money market mutual funds and brokerage
houses. In the Lafayette Parish area there are fifteen state chartered or national banks and three savings banks.
Several of the banks in Lafayette are subsidiaries of holding companies or branches of banks having far greater resources than the Company.  In addition, the Company
expects increased competition as a result of the Gramm-Leach-Bliley Act signed into law on November 12, 1999. As discussed below, under "Recent Legislation - Gramm-Leach-
Bliley Act,"   banks will be able to offer their customers
a wider range of financial products and services. The legislation provides the ability to banks, securities firms, insurance companies, and financial technology companies to more readily combine.


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

Recent Legislation - Gramm-Leach-Bliley Act. This financial services reform legislation proves for three basic changes: 1) repeal of certain provisions of the Glass Steagall Act to permit commercial banks to affiliate with investment banks, 2) modification of the Bank Holding Company Act of 1956 to permit companies that own commercial banks to engage in any type of financial activity, and 3) allows subsidiaries of banks to engage in a broad range of financial activities beyond those permitted for banks themselves. As a result, banks, securities firms, and insurance companies will be able to combine much more readily. The legislation also includes important provisions regarding privacy of customer information; increased access to the Federal Home Loan Bank System by community banks; and significant changes to the requirements of the Community Reinvestment Act.

Under provisions of the legislation, two new types of
regulated entities are authorized to engage in a broad
range of financial activities much more extensive that
those of standard holding companies.  A "financial
holding company" can engage in all newly-authorized
activities and is simply a bank holding company whose
depository institutions are well-capitalized, well-
managed, and has a CRA rating of "satisfactory" or
better.   A "financial subsidiary" is a direct subsidiary
of a bank that satisfies the same conditions as a `financial holding company" plus several more. The
"financial subsidiary" can engage in most of the newly-authorized activities, which are defined as securities, insurance, merchant banking/equity investment, "financial in nature," and
"complementary" activities.

The legislation also defines the concept of "functional supervision", meaning similar activities should be regulated by the same regulator, with the Federal
Reserve Board serving as an "umbrella" supervisory authority over bank and financial holding companies.

This legislation creates new opportunities for the Company to offer expanded services to its customer base in the future, however the Company has not yet determined the nature of the expanded services or when the services will be offered.

Capital Adequacy Requirements.  The Federal Reserve
Board monitors the capital adequacy of bank holding companies through the use of a combination of risk-based capital guidelines and leverage ratios. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of a company's assets. Certain off-balance sheet items, such as letters of credit and unused lines of credit, are also assigned risk-weights and included in the risk-based capital calculations. The guidelines require a minimum ratio of total qualifying capital to total risk-weighted assets of 8.0%, of which 4.0% must be in the form of Tier 1 capital. At December 31, 1999, the
Company's ratios of Tier 1 and total capital to risk-weighted assets were 9.47% and 10.55%, respectively.

MidSouth's leverage ratio (Tier 1 capital to total average adjusted assets) was 6.23% at December 31, 1999. All three regulatory capital ratios for the Company exceeded regulatory minimums at December 31, 1999.

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

Capital Adequacy Requirements. A national bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on a bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain a minimum of total risk-based capital and Tier 1 capital to risk-weighted assets of 10% and 6%, respectively, and a minimum leverage ratio of 5%. All three regulatory capital ratios for the Bank exceeded these minimums at December 31, 1999.

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

ITEM 2 - Properties.

     The Bank leases its principal executive and administrative offices and principal banking facility in Lafayette, Louisiana under a ten year lease expiring November 30, 2004. The Bank has six other banking offices in Lafayette, Louisiana, two in New Iberia and one banking office in each of Breaux Bridge, Cecilia, Jeanerette, Opelousas, Morgan City, Jennings, Lake
Charles, and Sulphur Louisiana. Twelve of these offices are owned and five are leased. MidSouth also leases space for a loan production office opened in Thibodaux, Louisiana during the fourth quarter of 1999. A third full service branch facility is currently under renovation in New Iberia and is expected to open in the second quarter of 2000.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of MidSouth's security holders in the fourth quarter of 1999.

Executive Officers of the Registrant

C. R. Cloutier, 52 - President, Chief Executive Officer and
Director of MidSouth and the Bank

Karen L. Hail, 46 - Executive Vice President of the Bank and Chief Financial Officer, and Secretary and Treasurer of
MidSouth and the Bank

Donald R. Landry, 43 - Senior Vice President and Senior
Loan Officer of the Bank

Jennifer S. Fontenot, 45 - Senior Vice President of the
Bank

William R. Snyder, 59  - Senior Vice President of the
Bank since 1996; prior to his employment at the Bank, Mr.
Snyder was Senior Vice President for First National Bank of Ohio for 1 year and Senior Vice President for Banc One,
Cleveland, Ohio for 5 years.

Teri S. Stelly, 40 - Senior Vice President and Controller of
MidSouth and the Bank since 1997; Vice President and
Controller of MidSouth and the Bank since 1992.

David L. Majkowski, 50 - Vice President and Loan review officer of the Bank since 1997; Loan review officer of the Bank since 1995; prior to his employment at the Bank, Mr. Majkowski was Compliance Officer for St.
Martin Bank and Trust, St. Martinville, Louisiana for 15 years.

     All executive officers of the Company are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

		       PART II

ITEM 5 - Market for Registrant's Common Stock and Related
Stockholder Matters.

     On April 19, 1993 MidSouth's common stock was accepted for listing on the American Stock Exchange, Inc./Emerging Company Marketplace. Effective August 1,
1995, the Company's common stock and its preferred stock has been listed on the regular American Stock Exchange, Inc. ("AMEX") under the symbols MSL and MSL.pr, respectively. As of March 21, 2000, there were 506 common shareholders of record and 171 preferred shareholders of record. The high and low sales prices for the past eight quarters are provided in the Selected
Quarterly Financial Data tables included with this filing under Item 7 and is incorporated herein by reference.

     MidSouth's first common stock dividend was paid at a rate of $.06 per share on October 2, 1995 to shareholders of record on September 18, 1995, and quarterly cash dividends of $.06 per common share were paid through the second quarter of 1998. Following a three for two stock split paid on August 31, 1998, MidSouth began paying quarterly cash dividends of $.05 per common share. It is the intention of the Board of Directors of MidSouth to continue paying quarterly dividends on the common stock at a rate of $.05 per share. Cash dividends on the common stock are subject to payment of dividends on the preferred stock.
The Company's ability to pay dividends is described in
Item 7 below under the heading "Liquidity - Dividends" and in Note 12 of notes to the Company's consolidated financial statements.

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





						       FIVE-YEAR SUMMARY OF SELECTED
							CONSOLIDATED FINANCIAL DATA

							  Year Ended December 31,
			      _________________________________________________________________________________
				  1999             1998             1997             1996             1995
			      ___________      ___________      ___________      ___________       __________

Gross interest income         $21,072,733      $18,755,764      $15,776,416      $12,572,417       $9,727,584
Interest expense               (7,888,351)      (6,931,556)      (5,894,193)      (4,541,727)      (3,225,326)
			      ___________      ___________      ___________      ___________       __________

Net interest income            13,184,382       11,824,208        9,882,223        8,030,690        6,502,258

Provision for loan losses        (906,950)        (999,950)        (854,400)        (674,500)        (225,000)

Other operating income          3,980,496        3,486,937        2,899,461        2,138,285        1,583,026
Other expenses                (12,740,307)     (11,023,245)      (9,585,788)      (7,840,691)      (6,072,129)
			      ___________      ___________      ___________      ___________       __________

Net income                      3,517,621        3,287,950        2,341,496        1,653,784        1,788,155

Provision for income taxes       (867,417)        (842,167)        (586,804)        (417,286)        (546,545)
			      ___________      ___________      ___________      ___________       __________

Net Income                     $2,650,204       $2,445,783       $1,754,692       $1,236,498       $1,241,610
Preferred stock dividend
  requirement                   ($131,582)       ($148,971)       ($154,475)       ($155,421)        ($38,142)
			      ___________      ___________      ___________      ___________       __________

Net income available to
  common shareholders          $2,518,622       $2,296,812       $1,600,217       $1,081,077       $1,203,468
			      ===========      ===========      ===========      ===========       ==========
Basic earnings per
  share <FN1>                       $1.03            $0.95            $0.69            $0.48            $0.55
Diluted earnings per <FN1>          $0.90            $0.83            $0.61            $0.40            $0.51

Total loans                  $170,468,733     $155,477,263     $130,888,144      $93,740,719      $77,826,707
Total assets                  276,723,841      249,818,268      217,112,415      185,228,252      151,183,241
Total deposits                251,690,206      229,924,302      200,067,751      171,616,508      139,029,563
Cash dividends on common
  stock                           492,415          434,334          354,336          280,461          115,750
Long-term obligations           3,459,097        3,503,668        3,198,794        1,521,435          972,617

Selected ratios:
Loans to assets                     61.60%           62.24%           60.29%           50.61%           51.48%
Loans to deposits                   67.73%           67.62%           65.42%           54.62%           55.98%
Deposits to assets                  90.95%           92.04%           92.15%           92.65%           91.96%
Return on average assets             0.97%            1.04%            0.78%            0.65%            0.98%
Return on average common
  equity                            17.45%           19.16%           16.44%           13.09%           17.22%



      <FN1> Earnings per share have been adjusted to reflect a four
	    for three stock split paid on September 15,1995 to shareholders of record on September 7, 1995, a four for three stock split paid on August 19,1996 to shareholders of record on July 31, 1996, a 12 1/2% common stock dividend paid on August 27, 1997 to shareholders of record on August 6, 1997, and a three for two stock split paid on August 31, 1998 to shareholders of record on July 31, 1998.




ITEM 6


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

OVERVIEW

Net income for the year ended December 31, 1999 totaled $2,650,204 compared to $2,445,783 for the year ended
December 31, 1998. Basic earnings per common share were $1.03 and $.95 for the two twelve-month periods, respectively. Annual diluted earnings per share were $.90 for December 31, 1999 and $.83 for December 31, 1998. Earnings improved primarily due to increased net interest income and non-interest income. System upgrades, staff development and market development campaigns increased operating expenses in annual comparisons, but resulted in an 11% growth in assets over the past twelve months. Consolidated assets totaled $276.7 million at December 31, 1999, up $26.9 million over the $249.8 million at December 31, 1998.

Net interest income improved in annual comparison due to a higher volume of earning assets. Non-interest income increased 14% primarily due to increases in service charges on deposit accounts and insufficient funds fees. The increased net interest income and non-interest income was substantially offset by increases in non-interest expense for the twelve months ended December 31, 1999 as compared to December 31, 1998.
Increased expenses were recorded primarily in salaries and benefits and occupancy expenses. Increases recorded in other expenses such as ATM processing and VISA program expenses were partially offset by increased income from these products. The increased expenses reflect MidSouth's investment to strengthen its infrastructure in order to support recent and anticipated growth.

MidSouth recorded a 9% increase in deposits during the past twelve months. Deposits totaled $251.7 million at December
31, 1999, up $21.8 million from $229.9 million at December
31, 1998. The majority of the growth over the past twelve months resulted from two deposit promotions designed to increase MidSouth's market share. The first promotion resulted in additional deposits totaling $27.5 million as of the end of the promotion on May 31, 1999. Cash flows from the increase in deposits were used to fund loans and securities purchases. A total of $12 million in additional deposits resulted from the second deposit promotion held during the fourth quarter of 1999. The increased cash flows from the second deposit promotion were used to reduce short-term borrowings.

Loans, net of Allowance for Loan Losses ("ALL"), increased
$14.9 million or 10%, from $153.6 million at December 31, 1998 to $168.5 million at December 31, 1999. The majority of the loan growth occurred in the commercial and real estate portfolios. Provisions for loan losses totaled $906,950 for the year ended December 31, 1999 compared to $999,950 for the year ended December 31, 1998.

Nonperforming loans as a percentage of total loans decreased from .34% in December of 1998 to .14% in December of 1999 primarily due to the transfer of commercial real estate credits to other real estate owned. The transfer of these credits increased nonperforming assets by $228,940 in annual comparison, from $607,740 at December 31, 1998 to $836,680 at December
31, 1999. The ALL represented 235% of nonperforming assets as of December 31, 1999, as compared to 306% as of December 31, 1998.

MidSouth's leverage ratio was 6.23% for the year ended
December 31, 1999, compared to 6.06% for the year ended
December 31, 1998.   Return on average common equity was
17.45% compared to 19.16% for the same periods, respectively. Annualized return on average assets was .97% for 1999 compared to 1.04% for 1998.

EARNINGS ANALYSIS

Net Interest Income

The primary source of earnings for MidSouth is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables 1 and 2 analyze the changes in net interest income for each of the three years in the period ended December 31, 1999.

Net interest income increased $1,360,174 for 1999 over 1998
and $1,941,985 for 1998 over 1997. The increase in net
interest income for 1999 resulted primarily from growth in MidSouth's loan and investment portfolios. Loan growth was the primary factor resulting in increased net interest income for
1998.   Average loans as a percentage of average earnings
assets increased from 61% in 1997 to 67% in 1998 and decreased slightly to 65% in 1999. Interest income from loans, including loan fees, increased $1,479,858 from 1998 to 1999 and $3,177,276 from 1997 to 1998.

The increased interest income resulted from increases in average loan volume of $17.4 million or 12% in 1999 and $32.3 million or 29% in 1998. Average yield on total loans decreased 19 basis points, from 10.25% in 1998 to 10.06% in 1999. A decrease of 11 basis points was recorded in 1998, from 10.36% in 1997 to 10.25%. For the higher volume commercial loan portfolio, average yields fell from 10.24% in 1997 to 9.92% in 1998, and to 9.58% in 1999, primarily due to pricing competition from national and regional banks in MidSouth's market. In addition, New York's prime lending rate fell 50 basis points during the fourth quarter of 1998. MidSouth followed with a 50 basis point drop in its internal prime lending rate in November 1998. New York prime increased 75 basis points in 1999, however MidSouth increased its prime only 50 basis points late in the fourth quarter of 1999. Average yields in the installment portfolio rose from 10.63% in 1997 to 11.18% in 1998 and to 11.60% in 1999.
The installment portfolio yield benefited from the Finance Company's loans, which averaged $1.6 million and yielded an average rate of 24% in 1999. Credit card loans averaging $1.2 million with an average yield of 18% within the installment portfolio also contributed to the increased average yield. In addition, insurance premium financing loans acquired with the purchase of TMC Financial Services, Inc. ("TMC") in May
1999, boosted the installment yield with an average rate of 26% earned on an average portfolio of $1.7 million. The Finance
Company and credit card portfolios also increased average consumer loan yields for 1998.

During the second quarter of 1999, excess funds from a deposit promotion were invested in the securities portfolio, increasing the average volume for the year by $17.6 million, from $59.2 million in 1998 to $76.8 million in 1999. The increased volume was primarily responsible for the $998,004 increase in interest income from securities in 1999. The average volume of investment securities decreased $4.8 million in 1998, primarily due to increased loan funding. The average volume of taxable securities declined $7.3 million in 1998, partially offset by an increase of $2.6 million in the average volume of tax-exempt securities. The net decrease in the average volume was primarily responsible for a decrease in interest income of $295,403 in 1998. Changes in the yields on investment securities had very little impact on interest income in 1999 and 1998.

During 1999, MidSouth's deposit mix continue to shift slightly with non-interest bearing deposits representing 24% of average total deposits as compared to 25% in 1998 and 26% in 1997.
As of December 31, 1999, 37% of average total deposits were NOW, money market and savings deposits and 39% were certificates of deposit (CD's). For year-ended December 31, 1998, NOW, money market and savings deposits represented
39% of average total deposits, while 36% consisted of CD's. The shift to a higher percentage of CD's in 1999 resulted primarily from a deposit promotion in the fourth quarter of 1999. The promotion resulted in the addition of approximately $12 million in CD's with an APY of 6% for six months with the option to renew for an additional six months at maturity. For the year ended December 31, 1997, 39% of average total deposits represented NOW, money market and savings deposits and certificates of deposit amounted to 35%.

Volume increases in interest-bearing deposits for the years ended December 31, 1999 and 1998 resulted in increased interest expense of $739,263 in 1999 and $1,010,911 in 1998. Average interest-bearing deposits increased $24.2 million in 1999 and $23.2 million in 1998. The average rate paid on these deposits fell 15 basis points to 3.95% in 1999 from 4.10% in 1998, after increasing 7 basis points from 4.03% in 1997. The rate decrease in 1999 resulted from the loss of approximately $18.2 million in higher cost public funds during the third quarter. Withdrawal of the public fund money necessitated borrowing from the Federal Home Loan Bank
("FHLB") during 1999. FHLB advances averaged $4.0 million for the year at a rate of 5.45%. Together with securities sold under repurchase agreements and federal funds purchased, the advances added $219,119 in interest expense for 1999.

The average volume of notes payable increased slightly in 1999, however a decrease in rates resulted in a minimal decrease in interest expense on long-term debt for that year. An increase in the average rate on long-term debt resulted in increased interest expense of $26,452 in 1998.



Table 1
Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)
							       1999                        1998                      1997
						    _______________________________________________________________________________
								       Average                     Average                  Average
						    Average            Yield/    Average           Yield/  Average           Yield/
						    Volume    Interest  Rate     Volume  Interest   Rate   Volume  Interest   Rate
						    _______________________________________________________________________________
ASSETS
     Interest Bearing Deposits                          $104       $1    0.96%       $37      $2    5.41%      $76      $5    6.58%
     Investment Securities           <FN1>
		Taxable                               54,894    3,277    5.97%    41,455   2,458    5.93%   48,784   2,881    5.91%
		Tax Exempt           <FN2>            21,850    1,593    7.29%    17,740   1,334    7.52%   15,151   1,146    7.56%
						    _________________           ________________           _______________
     Total Investments                                76,848    4,871    6.34%    59,232   3,794    6.41%   64,011   4,032    6.30%
     Federal Funds Sold and Securities
		Purchased Under Agreements to Resell   8,797      406    4.62%    10,885     568    5.22%    8,758     470    5.37%
     Loans                           <FN3>
		Commercial and Real Estate           123,836   11,868    9.58%   106,584  10,570    9.92%   77,039   7,891   10.24%
		Installment                           38,058    4,415   11.60%    37,872   4,233   11.18%   35,152   3,735   10.63%
						    _________________           ________________           _______________
     Total Loans                                     161,894   16,283   10.06%   144,456  14,803   10.25%  112,191  11,626   10.36%

		Total Earning Assets                 247,539   21,560    8.71%   214,573  19,165    8.93%  184,960  16,128    8.72%

     Allowance for Loan Losses                        (1,857)                     (1,572)                   (1,415)
     Nonearning Assets                                27,035                      22,766                    21,182
						    ________                    ________                  ________
		Total Assets                        $272,717                    $235,767                  $204,727
						    ========                    ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
		NOW, Money Market, and Savings       $91,559   $2,632    2.87%   $83,598  $2,555    3.06%  $73,844  $2,202    2.98%
		Certificates of Deposits              95,109    4,739    4.98%    78,907   4,108    5.21%   65,492   3,415    5.21%
						    _________________           ________________           _______________
     Total Interest Bearing Deposits                 186,668    7,371    3.95%   162,505   6,663    4.10%  139,336   5,617    4.03%
     Federal Funds Purchased and Securities
		Sold Under Agreements to Repurchase      683       35    5.12%        64       3    4.69%      632      39    6.17%
     FHLB Advances                                     4,021      219    5.45%         -       -                 -       -
     Notes Payable                                     3,393      263    7.75%     3,381     265    7.84%    3,301     238    7.21%
						    _________________           ________________           _______________
		Total Interest Bearing Liabilities   194,765    7,888    4.05%   165,950   6,931    4.18%  143,269   5,894    4.11%

     Demand Deposits                                  60,192                      54,601                    48,480
     Other Liabilities                                 1,127                         969                       844
     Stockholders' Equity                             16,633                      14,247                    12,134
						    ________                    ________                  ________
     Total Liabilites and Stockholders' Equity      $272,717                    $235,767                  $204,727
						    ========                    ========                  ========


NET INTEREST INCOME AND NET INTEREST SPREAD                   $13,672    4.66%           $12,234    4.75%          $10,234    4.61%
							      =======                    =======                   =======
NET YIELD ON EARNING ASSETS                                              5.52%                      5.70%                     5.53%


<FN1>Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

<FN2>Interest income of $488,000 for 1999, $410,000 for 1998, and $352,000 for 1997 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

<FN3>Interest income includes loan fees of $1,144,000 for 1999, $1,062,000 for 1998, and $902,000 for 1997. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.







Table 2
Changes in Taxable-Equivalent Net Interest Income
(in thousands)

						    1999 Compared to 1998                                    1998 Compared to 1997
					   _____________________________________        ___________________________________________
					      Total                                         Total
					    Increase     Change Attributable To          Increase            Change Attributable To
					   (Decrease)      Volume        Rates          (Decrease)               Volume    Rates
					   _____________________________________        ___________________________________________
Taxable-equivalent interest earned on:
     Interest Bearing Deposits                  ($1)            $1          ($2)              ($3)                   ($2)     ($1)
     Investment Securities
	Taxable                                 819            802           17              (423)                  (435)      12
	Tax Exempt                              259            298          (39)              188                    195       (7)
     Federal Funds Sold and Securities
	Purchased Under Agreement to Resell    (162)          (101)         (61)               98                    111      (13)
     Loans, including fees                    1,480          1,748         (268)            3,177                  3,304     (127)
					    _______       _____________________         ___________________________________________
     TOTAL                                    2,395          2,748         (353)            3,037                  3,173     (136)
					    _______       _____________________         ___________________________________________

Interest Paid On:
     Interest Bearing Deposits                  708            942         (234)            1,046                    948       98
     Federal Funds Purchased and Securities
	Sold Under Agreement to Repurchase       32             32            -               (36)                   (28)      (8)
     FHLB Advances                              219            219            -                 -                      -        -
     Notes Payable                               (2)             1           (3)               27                      6       21
					    _______       _____________________         ___________________________________________

     TOTAL                                      957          1,194         (237)            1,037                    926      111
					    _______       _____________________         ___________________________________________

  Taxable-equivalent net interest income     $1,438         $1,554        ($116)           $2,000                 $2,247    ($247)
					    =======       =====================         ===========================================

 NOTE: Changes due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.




The volume changes in MidSouth's earning assets and interest-bearing liabilities combined with changes in interest rates resulted in net taxable-equivalent yields on average earning assets of 5.52% in 1999 as compared to 5.70% for 1998 and 5.53% for 1997.

 Non-Interest Income

Excluding Securities Transactions.  Service charges and
fees on deposit accounts represent the primary source of non-interest income for MidSouth. Income from service charges and fees on deposit accounts (including ATM fees) and insufficient funds fees increased $365,121 in 1999 and $504,947 in 1998 primarily due to an increase in the number of transaction accounts and ATM machines serviced and the volume of insufficient funds checks processed by MidSouth.
The total number of transaction accounts (excluding savings accounts) increased from 19,001 in 1997, to 22,640 in 1998 and to 24,655 in 1999.  Income earned through ATM fees
totaled $156,050 in 1999; however, expenses incurred in providing ATM services totaled $229,763. Non-interest income resulting from other charges and fees increased
$102,641 in 1999 as compared to $234,815 in 1998.   Of the
$102,641 increase in 1999, $70,889 is related to fee income from MidSouth's Visa debit cards and merchant programs. However, this increase is offset by a $76,735 increase in expenses on the Visa programs. An increase of $48,485 in income from a third party mortgage program contributed to the increase in other non-interest income for 1999. Fees earned through the sale of credit life insurance increased $25,797 in 1999 after experiencing a decrease of $57,373 in 1998.

Securities Transactions. No income was realized through the sale of securities in 1999 and 1998. In June 1997, $7.5 million in adjustable rate mortgage securities in the available-for-sale portfolio were sold to reposition the securities portfolio at a net gain of $127,934. At the same time, management liquidated a $1.0 million investment in a mutual fund at a loss of $42,578.

Non-interest Expense

Total non-interest expense increased 16% from 1998 to 1999 and 15% from 1997 to 1998. MidSouth's expansion over the past three years resulted in significant increases in salaries and employee benefits, occupancy expenses, marketing expenses, data processing expenses, and the cost of printing and supplies.
These increases reflect MidSouth's long term investment in staff development, system upgrades, and market penetration.

During 1997, MidSouth opened a Morgan City office and two Finance Company offices. In May 1998, the new Lake
Charles office was opened to provide full service banking in
Calcasieu Parish.   A new Ambassador Caffery office building
was completed and opened in September of 1998. In the third quarter of 1999, a seventh Lafayette office was opened on Ambassador Caffery at Dulles, providing banking convenience to the Scott community. Late in the fourth quarter of 1999, renovations were completed on an office in Sulphur, Louisiana, expanding MidSouth's presence in Calcasieu Parish. The Finance Company also added to MidSouth's coverage of the Calcasieu Parish market by opening its third location in Lake Charles during the fourth quarter of 1999.

Accordingly, salaries and employee benefits increased 14%
from 1998 to 1999 and 17% from 1997 to 1998.   The number
of full-time equivalent ("FTE") employees increased from 152 in 1998 to 176 in 1999. New hires in 1999 included twelve employees to staff the Dulles and Sulphur offices, a card services coordinator, a retail manager for the Lafayette market, a marketing analyst, and two Finance Company employees. In addition, five employees manage the insurance premium financing portfolio acquired with TMC in May of 1999.
MidSouth increased its FTE employees by 13 in 1998, from 139 in 1997 to 152.

Occupancy expenses increased $489,763 or 21% from 1998 to 1999 and $196,810 or 9% from 1997 to 1998 as a result of increases in building, furniture and equipment depreciation and maintenance expenses, ad valorem taxes, janitorial services and utilities. During 1999, premises and equipment totaling $3,488,024 were purchased, including the new Lafayette Dulles office and Sulphur office properties, buildings, and furniture and equipment, and an office building in New Iberia. The
Sulphur office opened in January 2000 to expand MidSouth's presence in Calcasieu Parish. The third New Iberia office will be opened in the second quarter of 2000. Premises and equipment purchases in 1998 totaled $3,063,110 and included the Lake Charles and Ambassador Caffery offices, ATM cash machines, renovations at the Moss Street and Cecilia offices, and computer hardware and software purchases.

Additional increases were recorded in 1999 in marketing expense, data processing expenses, postage costs and
telephone services.   Of these increases, marketing expense
recorded the most significant increase with additional costs of $116,770. The majority of the increase resulted from deposit incentives paid during a deposit campaign held during the first and second quarters of 1999.

Income Taxes

MidSouth's tax expense increased in 1999 by $25,250 and
approximated 25% of income before income taxes.   Interest
income on non-taxable municipal securities reduced the 1999 taxes from the expected statutory rate of 34%. Interest income on non-taxable municipal securities also lowered the effective tax rate for 1998 to approximately 26%. Notes 1 and 9 to MidSouth's Consolidated Financial Statements provide additional information regarding MidSouth's income tax considerations.

BALANCE SHEET ANALYSIS

Securities

Total investment securities increased $13.8 million, from $63.2 million in 1998 to $77.0 million in 1999. Cash flows from maturing securities and deposit growth were used to purchase
$29.3 million in U.S. Treasury and Agency securities, corporate bonds and tax-exempt municipal securities. A decrease of $1,852,627 in the market value of securities available-for-sale is included in the net change in 1999. Unrealized losses in the securities available-for-sale portfolio, net of unrealized gains and tax effect, were $948,430 at December 31, 1999, compared to unrealized net gains of $276,700 at December 31, 1998.

These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

At December 31, 1999, approximately 34% of MidSouth's
securities available-for-sale portfolio represented mortgage-backed securities and 17% represented collateralized mortgage obligations ("CMO's"). MidSouth monitors the risks due to changes in interest rates on mortgage-backed pools by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security. The majority of the CMO's represent FNMA and FHLMC
REMIC pools.   Three of the FHLMC pools each had a book
value of approximately 12% of stockholders' equity at December 31, 1999. All CMO's held by MidSouth are Aaa rated and not considered "high-risk" securities under the Federal Financial Institutions Examination Council ("FFIEC") tests. MidSouth does not own any "high-risk" securities as defined by the FFIEC. An additional 37% of the available-for-sale portfolio consisted of U. S. Treasury and agency securities, while municipal and other securities represented 12% of the portfolio.

In the held-to-maturity portfolio, MidSouth purchased $2.0 million in non-taxable municipal securities in 1999 and $2.5 million in 1998. A detailed credit analysis was performed on each municipal offering by an investment advisory firm prior to purchase. In addition, MidSouth limits the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the non-taxable municipal securities portfolio.


Loan Portfolio

MidSouth's loan portfolio grew $15.0 million during 1999, from $155.5 million at December 31, 1998 to $170.5 million at December 31, 1999. The majority of the loan growth occurred in the second and third quarters of 1999 as business activity increased in MidSouth's markets. The commercial loan and real estate portfolios each added approximately $7.0 million in loans during 1999. The real estate loan growth consisted of both commercial and consumer credits that carry ten to fifteen year amortizations with rates fixed for three to five years. The short term fixed rate structure of these credits allows management greater flexibility in controlling interest rate risk. In addition, the Bank purchased an insurance premium financing company in May 1999, which added approximately $3.0 million to the loan portfolio. Decreases were noted in lease financing, construction, and installment loans.

Total loans grew 19% in 1998, from $130,888,144 at year-end
1997 to $155,477,263 at year-end 1998.  Of the $24.6 million increase during 1998, $17.1 million resulted from an increase in real estate mortgage and construction loans. These loans were funded primarily in the Lafayette and Morgan City market with the efforts of two new commercial lenders. The commercial loan portfolio grew $7.6 million during 1998 and lease financing receivables increased $.9 million within MidSouth's direct leasing program. Installment loans to individuals decreased
$1.0 million during 1998 due to a combination of high credit quality requirements and a restructuring of the retail delivery system which included central loan underwriting. As a quality control tool, the program is expected to maintain the quality and consistency of the installment loan portfolio as the economy softens.

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

Nonperforming assets totaled $836,680 at December 31,
1999, $607,740 at December 31, 1998 compared to
$319,209 at December 31, 1997. The increase in nonperforming assets in 1999 resulted from the addition of two commercial credits and one consumer credit that were transferred to Other Real Estate Owned. Of the $234,962 in nonaccrual loans for year end 1999, $47,874 are nonaccrual loans held by the Finance Company.

Loans past due 90 days and still accruing totaled $793,823 at December 31, 1999 compared to $329,116 at December 31,
1998 and $245,232 at December 31, 1997.  Of the $793,823
in past dues for year end 1999, $116,651 are past dues reported by the Finance Company.

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



				  TABLE 3
			  Nonperforming Assets and
			   Loans Past Due 90 Days


==========================================================================
					     December 31,
			       ___________________________________________
				1999             1998             1997
==========================================================================

Nonperforming loans            $234,962         $533,107         $260,875
Other real estate owned, net    569,963           48,100           45,100
Other assets repossessed         31,755           26,533           13,234
			       ________         ________         ________
Total nonperforming assets     $836,680         $607,740         $319,209
			       ========         ========         ========

Loans past due 90 days
or more and still accruing     $793,823         $329,116         $245,232

Nonperforming loans as a
% of total loans                   0.14%            0.34%            0.20%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                        0.49%            0.39%            0.24%

Allowance for loan losses
as a % of nonperforming asse     235.13%          306.13%          340.78%

==========================================================================



Allowance for Loan Losses. Provisions totaling $906,950, $999,950, and $854,400 for the years 1999, 1998 and 1997, respectively, were necessary to bring the allowance to a level considered by management to be sufficient to cover probable losses in the loan portfolio. Additional provisions were made in 1999 due primarily to loan growth and charge-off experience in loans during the year. Provisions made in 1998 were primarily due to growth in the portfolio. Loan growth combined with installment loan charge-offs resulted in increased provisions for 1997. Table 4 analyzes activity in the allowance for 1999 and 1998.

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



TABLE 4 - Summary of Loan Loss Experience
(in thousands)

						1999              1998
					       ______            ______
BALANCE AT BEGINNING OF YEAR                   $1,860            $1,415

CHARGE-OFFS
   Commercial, Financial and Agricultural         282               201
    Real Estate - Construction                      -                 -
    Real Estate - Mortgage                          -                 -
    Installment Loans to Individuals              599               368
    Lease Financing Receivables                    33                84
    Other                                          27                49
					       ______            ______

      Total Charge-offs                           941               702
					       ______            ______

RECOVERIES
   Commercial, Financial and Agricultural          11                32
    Real Estate - Construction                      -                 -
    Real Estate - Mortgage                          2                 4
    Installment Loans to Individuals              122                79
    Lease Financing Receivables                     1                27
    Other                                           5                 6
					       ______            ______

      Total Recoveries                            141               148
					       ______            ______

Net Charge-offs                                   800               554
Additions to allowance charged to
  operating expenses                              907             1,000
					       ______            ______

BALANCE AT END OF YEAR                         $1,967            $1,861
					       ======            ======
Net charge-offs to average loans                 0.49%             0.38%
Year-end allowance to year-end loans             1.15%             1.20%



Refer to "Balance Sheet Analysis - Asset Quality -
Allowance for Loan Losses" for a description of the factors which influence management's judgement in determining the amount of the provisions to the allowance.


								       % of
						     % of             category
						    category          to total
Allowance for Loan Losses                    1999   to total   1998     loans
_______________________________________________________________________________
    Commercial, Financial and Agricultural     72    33.20%      60    31.87%
    Real Estate - Construction                        1.93%             2.73%
    Real Estate - Mortgage                           43.80%            43.71%
    Installment Loans to Individuals                 17.52%            17.94%
    Lease Financing Receivables                       3.00%             3.67%
    Other                                             0.55%             0.08%
    Unallocated                             1,895             1,801
					   ____________________________________
					   $1,967   100.00%  $1,861   100.00%
					   ====================================




Sources of Funds

Deposits.   In 1999, MidSouth focused on increasing market
share by strengthening existing client relationships and attracting new relationships. Total deposits increased $21.8 million, from $229.9 million at December 31, 1998 compared to $251.7 million at December 31, 1999. In March of 1999, MidSouth introduced a deposit promotion that provided incentives to employees for new deposit and loan relationships. The promotion resulted in additional deposits of $27.5 million as of the end of the campaign on May 31, 1999. The $27.5 million increase was partially offset in the third quarter of 1999 by the withdrawal of approximately $18.2 million in deposits held under a public fund contract. MidSouth bid on renewal of the contract, but was not awarded the bid and the contract expired on June 30, 1999. During the fourth quarter of 1999, MidSouth offered a CD promotion in selected markets that offered a 6.0% APY on a six month CD with the option to renew for a second six month period at maturity. A total of $12.0 million in CD's were added to MidSouth's deposit base through this promotion.

During 1998, MidSouth continued to focus on the execution of a sales culture introduced in 1997. This sales focus, combined with big bank mergers creating an uncertain banking environment in MidSouth's markets, provided the opportunity
for MidSouth to significantly increase its deposit base for 1998. MidSouth's deposits grew $29.9 million, from $200.0 million in
1997 to $229.9 million in 1998.   A total of $14.8 million of the

$29.8 million increase was realized in the Lafayette market as a direct result of marketing efforts directed to customers effected by merger activity. The Morgan City office grew $9.7 million in its first year of operation, while MidSouth's newest office in Lake Charles contributed $4.8 million to the increase in deposits.

Non-interest bearing deposits represented 25% of total deposits at December 31, 1999 and 26% at December 31,
1998. Core deposits, defined as all deposits other than certificates of deposit ("CD's") of $100,000 or more, represented 83% of total deposits at December 31, 1999 and 1998. CD's of $100,000 or more totaled $41.7 million at year-end 1999, an increase of $3.0 million from the $38.7 million reported at year-end 1998. Additional CD's of $100,000 or more were deposited in response to specific market promotions that offered premium rates for a limited time on new deposits.

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

Borrowed Funds.  Long term borrowings decreased $44,571
from December 31, 1998 to December 31, 1999.  The
decrease resulted primarily from a decrease in long-term FHLB advances of $162,572. MidSouth borrowed $75,000 under its line of credit for operating expenses during 1999. The Finance Company borrowed an additional $115,000 under its line of credit , $72,000 of which was paid out prior to year-end 1999.
 Advances under the line of credit bear interest at a variable rate equal to the prime commercial rate of interest quoted in the
"Money Rates" section of the Wall Street Journal minus fifty
basis points (.50%).   The current rate is 8.00%.  Interest under
the note is due and payable quarterly. Beginning June 30, 2000, principal payments in the amount of 12.50% of the amount of the loan balance on June 30, 2000 are due and payable in seven consecutive annual installments with an eighth and final installment on June 30, 2007.

The Finance Company renewed its line $1,200,000 line of credit on May 3, 1999. Advances under the line of credit bear interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus 25 basis points (0.25%). The current rate is 8.75%. Interest on the line is payable monthly, with principal due at maturity on May 1, 2000.

Additional information regarding long-term debt is provided in
Note 7 to MidSouth's Consolidated Financial Statements.

The ESOP note held by the Bank was refinanced in the amount of $150,000 on March 11, 1997 at a fixed rate of 7.00% payable in monthly installments of $2,264 with payment in full due on March 10, 2004. The ESOP obligation constitutes a reduction of MidSouth's stockholders' equity because the primary source of loan repayment is contributions by the Bank to the ESOP; however, the loan is not guaranteed by MidSouth Bank or MidSouth. The ESOP note is eliminated from total loans and long-term debt as an intercompany balance in MidSouth's December 31, 1998 and 1999 consolidated financial statements.

Capital. MidSouth and the Bank are required to maintain certain minimum capital levels. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets. At December 31, 1999, MidSouth and the Bank were in compliance with statutory minimum capital requirements. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of December 31, 1999, MidSouth's Tier 1 capital to average adjusted assets (the "leverage ratio") was 6.23% as compared to 6.06% at December 31, 1998. Tier 1 capital to risk weighted assets was 9.49% and 9.13% for 1999 and 1998, respectively. Total capital to risk weighted assets was 10.57% and 10.25%, respectively, for the same periods. The Bank's leverage ratio was 6.79% at December 31, 1999 compared to 6.67% at December 31, 1998.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates. The Bank continued to be classified as "well capitalized" throughout 1997, 1998 and 1999 and also improved its supervisory subgroup rating. No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading "Balance Sheet Analysis - Securities," $948,430 in unrealized losses on securities available-for-sale, net of a deferred tax asset of $468,500, was recorded as a reduction to stockholders' equity as of December
31, 1999. As of December 31, 1998, $276,700 in unrealized gains on securities available-for-sale, net of a deferred tax liability of $159,000, was recorded as an addition to stockholders' equity. While the net unrealized gain or loss on securities available for sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios. The net unrealized gains and losses reported for December 31, 1999 and 1998 did, however, effect MidSouth's equity to assets ratio for financial reporting purposes. The ratio of equity to assets was 6.12% at year-end 1999 and 6.28% at year-end 1998.

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

During 1999, MidSouth utilized the Sendero model of asset and liability management. The Sendero model uses basic gap data and additional information regarding rates and prepayment characteristics to construct a gap analysis that factors in repricing characteristics and cash flows from payments received on loans and mortgage-backed securities. The resulting

Sendero gap analysis is presented in Table 5.

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

The resulting cumulative gap at one year is approximately ($2,377,000) at December 31, 1999. The minimal negative gap indicates MidSouth's total earning assets and interest-bearing liabilities maturing within one year are closely matched and the ratio of the one-year cumulative gap to total assets of (.86)% is within internal policy guidelines. MidSouth's internal policy targets a one-year cumulative gap position of a positive or negative 15% of total assets.


The Sendero model also uses the gap analysis data in Table 5 and additional information regarding rates and payment characteristics to perform three simulation tests. The tests use market data to perform rate shock, rate cycle and rate forecast simulations to measure the impact of changes in interest rates, the yield curve and interest rate forecasts on MidSouth's net interest income and economic value of equity. Results of the simulations at December 31, 1999 were within policy guidelines. The results of the simulations are reviewed quarterly and discussed at MidSouth's Funds Management committee meetings.

MidSouth does not invest in derivatives and has none in its securities portfolio.




Table 5
Interest Rate Sensitivity and Gap Analysis Table
December 31, 1999
(in thousands)

												 Non-interest
					    0-3 MOS  4-6 MOS      7-12 MOS      1-5 YRS   > 5YRS     Bearing    Total
					   ___________________________________________________________________________
		ASSETS
		Interest Bearing Deposits      $356 $     -       $     -      $     -  $     -  $     -         $356
		Fed Funds Sold                  900                                                               900
		Investments
		  Mutual Funds                  961                                                               961
		  Investment Securities       1,170    3,263         4,993       14,324   22,541               46,291
		  Mortgage-backed
		    Securities                1,781    1,424         2,802       16,711    7,007               29,725
		Loans
		  Fixed Rate                 29,911   14,884        24,610       55,840    1,417              126,662
		  Variable Rate              43,807                                                            43,807
		Other Assets                                                                       29,989      29,989
		Allowance for Loan Losses                                                          (1,967)     (1,967)
					   ___________________________________________________________________________

		Total Assets                $78,886  $19,571       $32,405      $86,875  $30,965  $28,022    $276,724
					   ===========================================================================
		LIABILITIES
		NOW                          $2,351   $2,462        $4,242      $15,280   $3,855              $28,190
		MMDA                          7,224    6,017         9,314       21,081    1,406               45,042
		Savings                       1,122    1,019         1,757        6,326    1,597               11,821
		CD'S                         30,662   39,150        22,901       10,256                       102,969
		Demand Deposits                                                                    63,669      63,669
		Other Liabilities             3,607    1,411                      1,266      782    1,042       8,108
		Stockholders' Equity                                                               16,925      16,925
					   ___________________________________________________________________________

		Total Liabilities           $44,966  $50,059       $38,214      $54,209   $7,640  $81,636    $276,724
					   ===========================================================================

		Repricing/maturity gap:
		  Period                    $33,920 ($30,488)      ($5,809)     $32,666  $23,325 ($53,614)
		  Cumulative                $33,920   $3,432       ($2,377)     $30,289  $53,614 $     -
					   ===========================================================================

		Cumualtive Gap/Total Assets   12.26%    1.24%        -0.86%       10.95%   19.37%
					   ______________________________________________________



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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks. MidSouth's core deposits are its most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity. Cash deposits at other banks, federal funds sold and principal payments received on loans and mortgage-backed securities provide primary sources of asset liquidity for the Bank. Approximately $9.0 million in securities maturing within twelve months provides an additional source of liquidity. These securities could be liquidated if necessary prior to maturity. MidSouth also has borrowing lines with three correspondent banks, including significant borrowing capacity with the FHLB of Dallas, Texas. The Bank borrowed an average of $4.0 million from FHLB under short-term advances during 1999 at an average rate of 5.45%.

Parent Company Liquidity. At the parent company level, cash is needed primarily to service outstanding debt and pay dividends on preferred and common stock. The parent company has a note payable to a financial institution, the terms of which are described in Note 7 to MidSouth's Consolidated Financial Statements. Funds to meet payments on notes in the past several years have come primarily from the sale of MidSouth's common stock to the Directors' Deferred
Compensation Trust and to the ESOP and from funds received from the Bank under a tax sharing agreement with the parent company. In addition, sales of MidSouth common stock through a dividend reinvestment and direct stock purchase plan (the "DRIP") introduced in 1998 contributed approximately
$206,000 and $538,000 to the cash flow of the parent company 1999 and 1998, respectively. Funds received from these sources are not expected to be sufficient to meet debt service obligations throughout 2000. Common stock required for the DRIP, for the Directors' Deferred Compensation Trust, and for the ESOP will be purchased in the market during 2000 instead of through new issuances from the Company.
Dividends from the Bank will provide additional liquidity for the parent company in 2000. As of January 1, 2000, the Bank had the ability to pay dividends to the parent company of approximately $2.5 million without prior approval from its primary regulator. As a publicly traded company, MidSouth also has the ability to issue trust preferred and other securities instruments to provide additional funds as needed for operations and future growth of the company.


Dividends. The primary source of cash dividends on MidSouth's preferred and common stock is distributions from the Bank. The Bank has the ability to declare dividends to the parent company without prior approval of its primary regulator.
 However, the Bank's ability to pay dividends would be prohibited if the result would cause the Bank's regulatory capital to fall below minimum requirements. The Bank paid dividends totaling $375,000 to the Company in 1999.

Cash dividends totaling $434,334 and $492,415 were declared to common stockholders during 1998 and 1999, respectively.
It is the intention of the Board of Directors of MidSouth to continue to pay quarterly dividends on the common stock at the rate of $.05 per share. Cash dividends on the common stock are subject to payment of dividends on the Cumulative Convertible Preferred Stock, Series A ("Preferred Stock") issued in conjunction with the acquisition of Sugarland Bank, as well as other considerations. Additional information regarding MidSouth's Preferred Stock is included in Note 12 to
MidSouth's Consolidated Financial Statements.

On August 31, 1998, MidSouth effected a three for two stock split by way of a stock dividend to its common shareholders of record as of July 31, 1998. The stock split increased the common shares outstanding at the time from 1,611,377 to 2,417,683. The conversion rate on the preferred stock was adjusted to 2.998 due to the stock split.

A total of $131,582 in dividends were declared on MidSouth's
Preferred Stock in 1999. Assuming no conversion of preferred stock in 2000, the aggregate amount of dividends on the preferred stock in 2000 is expected to be $156,927.

Year 2000

To maintain safe and sound banking practices, MidSouth took appropriate measures to insure efficient operations of computer systems beyond the year 2000. Beginning in June of 1997, MidSouth's Board of Directors established a Year 2000 compliance committee. The committee identified mission critical systems and completed testing and updating of these systems in 1999. To further reduce the risks associated with the century change, MidSouth requested and received assurances of Year 2000 readiness from all material third party providers and customers. Contingency plans to provide short-term and long-term processing capabilities were developed and tested in 1999. In addition, contingency plans for liquidity needs due to potentially significant deposit withdrawals during the fourth quarter of 1999 were completed. As of January 31, 2000, MidSouth has not experienced any processing errors other than those typically encountered and corrected daily by banks. Management is not aware of any significant issues related to the Year 2000 that had an adverse affect on MidSouth's third party providers or customers. MidSouth plans to continue to monitor processing systems for possible remaining uncertainties. The costs incurred with testing and preparation for the Year 2000 were not significant to MidSouth's earnings.




MIDSOUTH BANCORP, INC.
LOAN PORTFOLIO
LOAN MATURITIES AND SENSITIVITY TO INTEREST RATES for the Year Ended December 31, 1999

(dollars in thousands)
						 Fixed and Variable Rate
						Loans at Stated Maturities                        Amounts Over One Year With
				  _______________________________________________________    ______________________________________
				  1 Year       1 Year -                Over                  Predetermined     Floating
				  or Less      5 Years               5 Years       Total         Rates          Rates       Total
				  _______________________________________________________    ______________________________________
Commercial, Financial
     Industrial, Commercial
     Real Estate Mortgage
     and Commercial Real
     Estate - Constr              $58,990      $46,188               $16,926     $122,104       $35,595        $27,519     $63,114

Installment Loans to
    Individuals and Real
    Estate Mortgage                22,917       20,015                   158       43,090        17,317          2,856      20,173

Lease Financing
    Receivables                       560        4,560                     -        5,120         4,560              -       4,560

Other                                 155            -                     -          155             -              -           -
				  _______________________________________________________    _____________________________________

TOTAL                             $82,622      $70,763               $17,084      170,469       $57,472        $30,375      87,847
				  =======================================================    =====================================



			26


MIDSOUTH BANCORP, INC.
SECURITIES PORTFOLIO
MATURITIES AND AVERAGE YIELDS
for the Year Ended December 31, 1999
(dollars in thousands)
							       After 1 but          After 5 but
					Within 1 Year        Within 5 Years       Within 10 Years      After 10 Years
SECURITIES AVAILABLE FOR SALE          Amount    Yield       Amount   Yield       Amount     Yield     Amount    Yield      Total
				       ____________________________________________________________________________________________
U.S. Treasury and U.S.
    Government Agency securities       $7,982     5.53%      $9,555   6.17%       $2,672     6.52%       $166     8.03%     $20,375

Obligations of State and
    Political Subdivisions                 60     7.16%         555   7.28%        1,191     6.54%        459     6.44%       2,265


Mortgage Backs and CMOs                   301     5.60%         885   7.12%        2,612     6.22%     24,853     6.27%      28,651


Corporates and other securities           898     5.39%         994   5.36%            -                1,546     5.40%       3,438

Mutual funds                              961     5.25%           -                    -                    -                   961
				       ____________________________________________________________________________________________

Total Fair Value                      $10,202               $11,989               $6,475              $27,024               $55,690
				       ============================================================================================





							       After 1 but          After 5 but
					Within 1 Year        Within 5 Years       Within 10 Years      After 10 Years
HELD TO MATURITY                       Amount    Yield       Amount   Yield       Amount     Yield     Amount    Yield      Total
				       ____________________________________________________________________________________________

Obligations of State and
    Political Subdivisions                $50    5.24%         $601   5.74%      $13,918     5.22%      $6,719    4.97%     $21,288
				       ____________________________________________________________________________________________

Total Amortized Cost                      $50                  $601              $13,918                $6,719              $21,288
				       ============================================================================================






MIDSOUTH BANCORP, INC.
SUMMARY OF
AVERAGE DEPOSITS
(in thousands)
				   1999                               1998

			   AVERAGE      AVERAGE               AVERAGE      AVERAGE
			   AMOUNT        YIELD                AMOUNT        YIELD
			   _______      ________              _______      ________

Non-interest bearing       $60,192         0.00%              $54,601         0.00%
    Demand Deposits

Interest bearing Deposits
    Savings, NOW, MMKT      91,559         2.87%               83,598         3.06%

    Time Deposits           95,109         4.98%               78,907         5.21%
			  ________                           ________
Total                     $246,860         2.99%             $217,106         3.07%
			  ========                           ========




MATURITY SCHEDULE
TIME DEPOSITS OF
$100,000 OR MORE
(in thousands)

				   1999                  1998
				  _______               _______
3 months or less                  $15,237               $19,234

3 months through 6 months          14,238                 4,391

7 months through 12 months         10,114                 9,333

over 12 months                      2,154                 5,746
				  _______               _______

Total                             $41,743               $38,704
				  =======               =======

SUMMARY OF RETURN
ON EQUITY AND ASSETS

				    1999                  1998
				  _______               _______

Return on Average Assets             0.97%                 1.04%

Return on Average Common Equity     17.45%                19.16%

Dividend Payout Ratio
    on Common Stock                 19.55%                18.91%

Average Equity to
    Average Assets                   6.10%                 6.04%








MIDSOUTH BANCORP, INC. AND
SUBSIDIARIES




Consolidated Financial Statements for the
Years Ended December 31, 1999, 1998 and 1997 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT
To the Stockholders and Board of Directors
	of MidSouth Bancorp, Inc.
Lafayette, Louisiana


We have audited the accompanying consolidated statements of condition of MidSouth Bancorp, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 4, 2000




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 1999 AND 1998
________________________________________________________________________________________________

ASSETS                                                                 1999            1998
Cash and due from banks                                         $    13,587,690  $    14,003,536
Federal funds sold                                                      900,000        6,600,000
								    ___________      ___________
      Total cash and cash equivalents                                14,487,690       20,603,536

Interest-bearing deposits in banks                                      356,124           16,125
Securities available-for-sale at fair value (amortized cost of
  $57,106,793 in 1999 and $43,503,268 in 1998)                       55,689,863       43,938,965
Securities held-to-maturity (estimated fair value of $20,776,767
  in 1999 and $20,421,920 in 1998)                                   21,287,597       19,246,559
Loans, net of allowance for loan losses of $1,967,326 in 1999
  and $1,860,490 in 1998                                            168,501,407      153,616,773
Accrued interest receivable                                           1,919,182        1,740,514
Premises and equipment, net                                          11,367,815        9,054,201
Other real estate owned, net                                            569,963           48,100
Goodwill, net                                                           554,153          207,281
Other assets                                                          1,990,047        1,346,214
								    ___________      ___________
								$   276,723,841  $   249,818,268
								    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                          $    63,668,676  $    60,361,205
  Interest bearing                                                  188,021,530      169,563,097
								    ___________      ___________

      Total deposits                                                251,690,206      229,924,302

Securities sold under repurchase agreements                             606,601                -
FHLB advances                                                         3,000,000                -
Accrued interest payable                                                715,171          565,896
Long-term notes payable                                               3,459.097        3,503,668
Other liabilities                                                       327,605          138,280
								    ___________      ___________

      Total liabilities                                             259,798,680      234,132,146
								    ___________      ___________

Commitments and Contingencies                                                 -                -

Stockholders' equity:
  Convertible preferred stock, $14.25 par value, 5,000,000
    shares authorized, 152,736 and 156,927 issued and outstanding
    at December 31, 1999 and 1998, respectively                       2,176,488        2,236,210
  Common stock, $.10 par value, 5,000,000 shares authorized;
    2,481,843 and 2,432,016 issued and outstanding at
    December 31, 1999 and 1998, respectively                            248,184          243,201
  Additional paid in capital                                         10,983,714       10,521,020
  Unearned ESOP shares                                                  (89,044)        (119,051)
  Unrealized gains (losses) on securities available-for-sale,
    net of deferred taxes                                              (948,430)         276,700
  Retained earnings                                                   4,554,249        2,528,042
								    ___________      ___________

      Total stockholders' equity                                     16,925,161       15,686,122
								    ___________      ___________

								$   276,723,841  $   249,818,268
								    ===========      ===========
See notes to consolidated financial statements.


[CAPTION]




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
______________________________________________________________________________________________________________________


								       1999               1998                1997

INTEREST INCOME:
  Loans, including fees                                         $   16,282,923     $   14,803,065      $   11,625,789
  Securities:
    Taxable                                                          3,277,619          2,460,266           2,886,273
    Nontaxable                                                       1,105,320            924,669             794,065
  Federal funds sold                                                   406,871            567,764             470,289
								    __________         __________          __________
      Total interest income                                         21,072,733         18,755,764          15,776,416
								    __________         __________          __________

INTEREST EXPENSE:
  Deposits                                                           7,371,194          6,663,372           5,655,770
  Securities sold under repurchase agreements,
    federal funds purchased and advances                               253,869              3,310              76,552
  Long-term debt                                                       263,288            264,874             161,871
								    __________         __________          __________

      Total interest expense                                         7,888,351          6,931,556           5,894,193
								    __________         __________          __________

NET INTEREST INCOME                                                 13,184,382         11,824,208           9,882,223

PROVISION FOR LOAN LOSSES                                              906,950            999,950             854,400
								    __________         __________          __________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                         12,277,432         10,824,258           9,027,823
								    __________         __________          __________

NONINTEREST INCOME:
  Service charges on deposit accounts                                2,972,024          2,606,903           2,101,956
  Gains on sale of securities, net                                           -                  -              94,913
  Credit life insurance                                                159,014            133,217             190,590
  Other charges and fees                                               849,458            746,817             512,002
								    __________         __________          __________

								     3,980,496          3,486,937           2,899,461
								    __________         __________          __________

NONINTEREST EXPENSES:
  Salaries and employee benefits                                     6,037,935          5,274,992           4,509,683
  Occupancy expense                                                  2,850,428          2,360,665           2,163,855
  Other                                                              3,851,944          3,387,588           2,912,250
								    __________         __________          __________

								    12,740,307         11,023,245           9,585,788
								    __________         __________          __________

INCOME BEFORE INCOME TAXES                                           3,517,621          3,287,950           2,341,496

PROVISION FOR INCOME TAXES                                             867,417            842,167             586,804
								    __________         __________          __________

NET INCOME                                                           2,650,204          2,445,783           1,754,692

PREFERRED DIVIDEND REQUIREMENT                                         131,582            148,971             154,475
								    __________         __________          __________

NET INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                                                  $    2,518,622     $    2,296,812      $    1,600,217
								    ==========         ==========          ==========
EARNINGS PER COMMON SHARE:

  BASIC                                                                $1.03              $.95                $.69
								       =====              ====                ====
  DILUTED                                                              $. 90              $.83                $.61
								       =====              ====                ====

See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
____________________________________________________________________________________________________________________


								       1999               1998              1997
Net income                                                         $   2,650,204     $   2,445,783    $   1,754,692
Other comprehensive income (loss):
  Unrealized gain (loss) on securities
    available-for-sale, net:
    Unrealized holding gains (losses) arising
      during the year                                                 (1,225,130)          194,734          259,139
    Less reclassification adjustment for gains
      included in net income                                                   -                 -          (62,643)
								    ____________      ____________      ___________
	   Total other comprehensive income (loss)                    (1,225,130)          194,734          196,496
								    ____________      ____________      ___________
TOTAL COMPREHENSIVE INCOME                                         $   1,425,074     $   2,640,517    $   1,951,188
								    ============      ============     ============

See notes to consolidated financial statements.







MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
___________________________________________________________________________________________________________________________________

												 Unrealized
											       Gains (Losses)
									Additional             on Securities
				 Preferred Stock       Common Stock       Paid in      ESOP      Available   Retained
				Shares    Amount     Shares    Amount     Capital   Obligation   for Sale    Earnings     Total

BALANCE, JANUARY 1, 1997       171,956  $2,450,373  1,364,903  $136,491  $6,738,943  $(30,836)  $ (114,530) $2,179,730  $11,360,171

Issuance of common stock                               21,598     2,159     258,870                                         261,029
Dividends on common stock -
  $.24 per share                                                                                              (354,336)    (354,336)
Dividends on preferred stock                                                                                  (154,474)    (154,474)
Preferred stock conversion     (11,200)   (159,600)    20,056     2,006     157,594                                (47)         (47)
Stock split on common stock
  effected in the form of a
  12.5% dividend                                      174,496    17,450   2,730,862                         (2,750,557)      (2,245)
Registration and related
  costs associated with
  dividend reinvestment
  plan                                                                      (23,569)                                        (23,569)
Net income                                                                                                   1,754,692    1,754,692
ESOP obligation repayments                                                           (106,407)                             (106,407)
Net change in unrealized
  gains (losses) on
  securities available-for
  -sale, net of tax                                                                                196,496                  196,496
			       ________ __________  _________  ________ ___________  ________   __________  __________  ___________

BALANCE, DECEMBER 31, 1997      160,756  2,290,773  1,581,053   158,106   9,862,700  (137,243)      81,966     675,008   12,931,310

Issuance of common stock                               36,140     3,612     691,399                                         695,011
Dividends on common stock -
  $.23 per share                                                                                              (434,334)    (434,334)
Dividends on preferred stock                                                                                  (148,971)    (148,971)
Preferred stock conversion       (3,829)   (54,563)     8,517       852      53,711                                (70)         (70)
Stock split on common stock
  effected in the form of
  50% dividend                                        806,306    80,631     (72,945)                            (9,374)      (1,688)
Registration and related
  costs associated with
  dividend reinvestment plan                                                (13,845)                                        (13,845)
Net income                                                                                                   2,445,783    2,445,783
ESOP obligation repayments                                                             18,192                                18,192
Net change in unrealized
  gains (losses) on
  securities available-for-
  sale, net of tax                                                                                 194,734                  194,734
			       ________ __________  _________  ________ ___________  ________   __________  __________  ___________

BALANCE, DECEMBER 31, 1998      156,927  2,236,210  2,432,016   243,201  10,521,020  (119,051)     276,700   2,528,042   15,686,122

Issuance of common stock                               37,267     3,727     386,728                                         390,455
Dividends on common stock -
  $.20 per share                                                                                              (492,415)    (492,415)
Dividends on preferred stock                                                                                  (131,582)    (131,582)
Preferred stock conversion       (4,191)   (59,722)    12,560     1,256      58,466                                            -
Excess of market value over
  book value of ESOP shares
  released                                                                   17,500                                          17,500
Net income                                                                                                   2,650,204    2,650,204
ESOP obligation repayments                                                             30,007                                30,007
Net change in unrealized
  gains (losses) on
  securities available-for
  -sale, net of tax                                                                             (1,225,130)              (1,225,130)
			       ________ __________  _________  ________ ___________  ________   __________  __________  ___________
BALANCE, DECEMBER 31, 1999      152,736 $2,176,488  2,481,843  $248,184 $10,983,714  $(89,044)    (948,430) $4,554,249  $16,925,161
			       ======== ==========  =========  ======== ===========  ========   ==========  ==========  ===========

See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
____________________________________________________________________________________________________________________

									1999             1998               1997
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                                                  $     2,650,204   $    2,445,783     $    1,754,692
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
	Depreciation and amortization                                 1,199,447          975,889            850,426
	Provision for loan losses                                       906,950          999,950            854,400
	Provision for losses on other real
	   estate owned                                                      -                -              33,718
       Deferred income taxes                                             20,500          (55,023)          (163,196)
	(Discount accretion) premium
	  amortization, net                                              62,577          (39,702)          (150,203)
	Gain on sales of securities                                          -                -             (94,913)
	Loss on sales of other real estate owned                          5,100            3,037              8,052
	(Gain) loss on sales of premises and
	  equipment                                                      (2,756)          10,428                -
	Change in accrued interest receivable                          (178,668)        (101,583)          (252,335)
	Change in accrued interest payable                              149,275           21,960            146,677
	Other, net                                                      (72,512)        (321,772)           137,288
								     __________       __________         __________
	   Net cash provided by operating
	     activities                                               4,740,117        3,938,967          3,124,606
								     __________       __________         __________

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Net decrease (increase) in interest-
      bearing deposits in banks                                        (339,999)          32,803            357,870
    Proceeds from sales of securities
      available-for-sale                                                     -                -          12,990,400
    Proceeds from maturities and calls of
      securities available-for-sale                                  13,596,064       14,675,141         23,579,688
    Proceeds from maturities of securities
       held-to-maturity                                                  50,000           25,000            229,322
    Purchases of securities available-for-sale                      (27,260,358)     (21,387,038)       (25,694,503)
    Purchases of securities held-to-maturity                         (2,030,269)      (2,539,451)        (7,407,947)
    Loan originations, net of repayments                            (13,207,947)     (25,148,249)       (36,693,406)
    Purchases of premises and equipment                              (3,488,024)      (3,063,110)        (1,980,003)
    Proceeds from sales of premises and
      equipment                                                          25,636           30,363                -
    Proceeds from sales of other real
      estate owned                                                       51,374           17,000             93,400
    Purchase of insurance premium financing
       company                                                       (3,503,497)               -                -
								     __________       __________         __________

	 Net cash used in investing activities                      (36,107,020)     (37,357,541)       (34,525,179)
								     __________       __________         __________

												   (Continued)






MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
_______________________________________________________________________________________________________________


								       1999           1998            1997
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Net increase in deposits                                        21,765,904      29,856,551      28,451,243
    Net (increase) in repurchase agreements                            606,601         (69,443)        (34,971)
    Proceeds from FHLB advances, net                                 3,000,000               -               -
    Issuance of long-term debt                                         190,000         460,000       3,254,210
    Repayments of long-term debt                                      (234,571)       (155,126)     (1,576,852)
    Proceeds from issuance of common stock                             390,455         695,011         261,029
    Payment of dividends on common and
      preferred stock                                                 (467,332)       (583,305)       (508,810)
    Payment of fractional shares resulting from
      stock dividend                                                         -          (1,757)         (2,245)
    Costs associated with dividend reinvestment plan                                   (13,845)        (23,569)
								   ___________     ___________     ___________
	Net cash provided by financing activities                   25,251,057      30,188,086      29,820,035
								   ___________     ___________     ___________

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                  (6,115,846)     (3,230,488)     (1,580,538)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                 20,603,536      23,834,024      25,414,562
								   ___________     ___________     ___________

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                   $   14,487,690  $   20,603,536  $   23,834,024
								   ===========     ===========     ===========
SUPPLEMENTAL CASH FLOW
  INFORMATION:
  Interest paid                                                 $    7,739,076  $    6,975,476  $    5,747,516
								   ===========     ===========     ===========

  Income taxes paid                                             $      845,488  $      970,153  $      716,467
								   ===========     ===========     ===========


See notes to consolidated financial statements.

											      (Concluded)



MIDSOUTH BANCORP, INC. AND
SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
__________________________________________________


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

Comprehensive Income - Comprehensive income includes net income and other comprehensive income which, in the case of the Company, includes only unrealized gains and losses on securities available-for-sale.
Consolidation - The consolidated financial statements of the Company include the accounts of the Company, the Bank and the Finance Company. Significant intercompany transactions and balances have been eliminated.

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

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. The Company had no trading account securities during the three years ended December 31, 1999. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders' equity until realized.

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

Allowance for Loan Losses - The allowance for loan losses is a valuation account available to absorb probable losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance for loan losses at the time of recovery. Periodically during the year, management estimates the probable level of losses in the existing portfolio based on the Company's past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral and current economic conditions. Based on these estimates, the allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

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

Goodwill - Goodwill represents the excess of the cost over the fair value of net assets purchased and is being amortized over 15 years. During 1999, the Company acquired a small company involved in the financing of insurance premiums. An intangible asset of approximately
$400,000 resulted from this acquisition which was accounted for using the purchase method.

Stock-Based Compensation - The Company applies APB
Opinion No. 25 and related interpretations in accounting for its stock options. Since all options are exercisable at the estimated fair value at the date of grant, no compensation cost has been recognized. The pro forma disclosures required by SFAS 123 are included in Note 11.

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

Reclassifications - Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements in order to conform to the classifications adopted for reporting in 1999.

2.      CASH AND DUE FROM BANKS

The Company is required to maintain average reserve balances with the Federal Reserve Bank. "Cash and due from banks" in the consolidated statements of condition included amounts so restricted of $4,898,000 and $4,380,000 at December 31, 1999 and 1998, respectively.

3.      INVESTMENT SECURITIES

The portfolio of securities consisted of the following:


						   December 31, 1999
			       _________________________________________________________
						 Gross         Gross
				 Amortized     Unrealized    Unrealized
Available-for-Sale                 Cost          Gains         Losses        Fair Value

U.S. Treasury securities      $   11,632,385   $   16,262   $     22,951  $   11,625,696
U.S. Government agencies           8,871,214          -          121,932       8,749,282
Obligations of states and
   political subdivisions          2,408,808          495        144,280       2,265,023
Mortgage-backed securities        19,940,622        5,027        883,289      19,062,360
Collateralized mortgage
   obligations                     9,785,272          -          196,043       9,589,229
Corporate securities               1,922,792          -           31,219       1,891,573
Mutual funds                       1,000,000          -           39,000         961,000
Other                              1,545,700          -              -         1,545,700
				____________     ________    ___________    ____________
			      $   57,106,793   $   21,784   $  1,438,714   $  55,689,863
				============     ========    ===========    ============






						      December 31, 1998
				_____________________________________________________________
						      Gross         Gross
				   Amortized       Unrealized     Unrealized
Available-for-Sale                    Cost             Gains         Losses       Fair Value

U.S. Treasury securities        $   19,360,196     $   307,187    $      263   $   19,667,120
U.S. Government agencies             4,385,381          33,877           -          4,419,258
Obligations of states and
  political subdivisions             2,266,469          26,110        13,655        2,278,924
Mortgage-backed securities           7,578,135         116,796         8,534        7,686,397
Collateralized mortgage
  obligations                        6,381,355          24,261        10,980        6,394,636
Corporate securities                 1,427,482             -           7,102        1,420,380
Mutual funds                         1,000,000             -          32,000          968,000
Other                                1,104,250             -             -          1,104,250
				 _____________      __________     _________    _____________
				$   43,503,268     $   508,231    $   72,534   $   43,938,965
				 =============      ==========     =========    =============



						      December 31, 1999
				_____________________________________________________________
						      Gross         Gross
				   Amortized       Unrealized     Unrealized
Held-to-Maturity                      Cost             Gains         Losses     Fair Value

Obligations of states and
  political subdivisions           $21,287,597     $    67,787    $  578,617   $   20,776,767
				   ===========      ==========     =========    =============


						      December 31, 1998
				_____________________________________________________________
						      Gross         Gross
				   Amortized       Unrealized     Unrealized
Held-to-Maturity                      Cost             Gains         Losses       Fair Value

Nontaxable obligations of states
  and political subdivisions       $19,246,559     $ 1,185,447    $   10,086   $   20,421,920
				   ===========      ==========     =========    =============


The amortized cost and fair value of securities at December 31, 1999 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




					       Amortized
Available-for-Sale                                Cost        Fair Value

Due in one year or less                    $    8,974,913  $    8,939,070
Due after one year through five years          11,168,902      11,104,585
Due after five years through ten years          4,016,091       3,862,311
Due after ten years                               675,293         625,608
Mortgage-backed securities                     29,725,894      28,651,589
Other securities                                1,545,700       1,545,700
Mutual funds                                    1,000,000         961,000
					   ______________  ______________
					   $   57,106,793  $   55,689,863
					   ==============  ==============




					   Amortized
Held-to-Maturity                             Cost            Fair Value


Due in one year or less                $       50,000      $       50,194
Due after one year through five years         600,515             606,462
Due after five years through ten years     13,918,426          13,802,504
Due after ten years                         6,718,656           6,317,607
				       ______________      ______________
				       $   21,287,597      $   20,776,767
				       ==============      ==============




There were no sales of securities available-for-sale during 1998 or 1999. Proceeds from sales of securities available-for-sale during 1997 were $12,990,400. A gross gain of $146,616 was recognized on sales in 1997. A gross loss of $61,437 was recognized on sales in 1997.

Securities with an aggregate carrying value of approximately $18,000,000 and $31,000,000 at
December 31, 1999 and 1998 were pledged to secure public funds on deposit and for other purposes required or permitted by law.

The Company's collateralized mortgage obligations
(CMO's) consist of (1) four Fixed Rate FNMA Remic securities, two with a collateral pass-thru pay structure, one with a planned amortization class pay structure, and one with a targeted amortization class pay structure, (2) three fixed rate FHLMC Remic securities, one with a sequential pay structure and two with a planned amortization class pay structure, (3) and three AAA Fixed Rate Private Remic securities, one subordinated with a call option and two with sequential pay structures. All are classified as available-for-sale and seven have estimated average lives of one to four years with one having an estimated average life of more then ten years.

4.      LOANS

The loan portfolio consisted of the following:



						     December 31,
					___________________________________
					      1999                1998

Commercial, financial and agricultural  $    56,598,730     $    49,543,647
Lease financing receivable                    5,119,795           5,706,060
Real estate - mortgage                       74,665,579          67,961,708
Real estate - construction                    3,297,150           4,245,718
Installment loans to individuals             30,632,469          27,899,592
Other                                           155,010             120,538
					    ___________         ___________
					    170,468,733         155,477,263

Less allowance for loan losses               (1,967,326)         (1,860,490)
					    ___________         ___________
					$   168,501,407     $   153,616,773
					    ===========         ===========



Loans are stated net of unearned income and loan origination fees in the above table. The amount of such items is not significant.

The Company generally makes loans in its market areas of Lafayette, Jefferson Davis, Iberia, St. Landry, St. Mary,
Calcasieu, and St. Martin Parishes. Loans on which the accrual of interest has been discontinued amounted to $234,962 and $533,107 at December 31, 1999 and 1998,
respectively. If interest on these types of loans had been accrued, the income that would have been recognized would have approximated $65,000, $69,000 and $89,000 for the years ended December 31, 1999, 1998 and 1997.
Interest income recognized on those loans, which is recorded only when received, amounted to $20,000, $72,000 and $3,500 for 1999, 1998 and 1997, respectively.

An analysis of the activity in the allowance for loan losses is as follows:




					      Year Ended December 31,
				 _____________________________________________
				       1999           1998             1997

Balance at beginning of year     $   1,860,490  $   1,414,826    $   1,087,790
Provision for loan losses              906,950        999,950          854,400
Recoveries                             141,299        147,817          205,409
Loans charged off                     (941,413)      (702,103)        (732,773)
				  ____________   ____________     ____________
Balance at end of year           $   1,967,326  $   1,860,490    $   1,414,826
				  ============   ============     ============






During the years ended December 31, 1999 and 1998, approximately $581,000 and $14,000, respectively, of loans were transferred to other real estate owned. No loans were transferred to other real estate owned during the year ended December 31, 1997.

As of December 31, 1999 and 1998, loans outstanding to directors, executives officers, and their affiliates were $841,178 and $941,947, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 1999 activity with respect to these related party loans is as follows:



Balance, January 1, 1999                          $   941,947
New loans                                             329,523
Repayments                                           (430,292)
						   __________
Balance, December 31, 1999                        $   841,178
						   ==========



At December 31, 1999 and 1998, the recorded investment in loans that are considered to be impaired was $120,959 and $80,232, respectively, substantially all of which had related reserves recorded. The related reserves for these loans were $72,000 and $60,000 at December 31, 1999 and 1998, respectively. Interest income on these types of loans would have approximated $1,400, $42,000 and $37,000 for 1999, 1998 and 1997, respectively, if interest had been accrued. Interest income actually recognized on those loans amounted to $-0-, $23,000 and $3,500 for 1999, 1998 and 1997, respectively.

5.      BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:




								 December 31,
						      _______________________________
							   1999               1998
Buildings and improvements                           $    7,960,581     $   5,385,629
Furniture, fixtures, and equipment                        6,585,951         5,404,800
Automobiles                                                 270,328           261,804
Leasehold improvements                                      640,410           668,176
Construction-in-process                                     887,943         1,501,938
						      _____________      ____________
							 16,345,213        13,222,347
Less accumulated depreciation and amortization           (4,977,398)       (4,168,146)
						      _____________      ____________
						     $   11,367,815     $   9,054,201
						      =============      ============







6.      DEPOSITS

Deposits consisted of the following:






						 December 31,
				  ___________________________________
					  1999                1998

Non-interest bearing              $     63,668,676    $    60,361,205
Savings and money market                56,862,506         50,870,448
NOW accounts                            28,190,168         31,839,882
Time deposits under $100,000            61,225,647         48,149,035
Time deposits over $100,000             41,743,209         38,703,732
				   _______________     ______________
				  $    251,690,206    $   229,924,302
				   ===============     ==============




Approximately $92,713,000 of time deposits mature in 2000 and the balance of $10,256,000 principally in 2001.

7.      FHLB ADVANCES AND LONG-TERM DEBT

At December 31, 1999, the Company has a $3,000,000 short-term advance outstanding with the Federal Home
Loan Bank. This advance bears interest at 6.02% and is due January 21, 2000.

Long-term debt consisted of the following:




							       December 31,
						  __________________________________
						     1999                   1998

Notes payable to financial institutions           $ 3,235,024            $ 3,117,023
FHLB advances - long term                             224,073                386,645
						  ___________            ___________
						  $ 3,459,097            $ 3,503,668
						  ===========            ===========





The notes payable to financial institutions consist of advances against Lines of Credit established by the Company and the Finance Company.

The Line of Credit for the Company is in the amount of $2,500,000 and is dated June 23, 1997. Advances under the Line of Credit bear interest at a variable rate equal to the prime commercial rate of interest as quoted in the "Money Rates" section of the Wall Street Journal minus fifty basis points (0.50%). At December 31, 1999 and
1998, the effective rate was 8.00% and 7.25%, respectively. Interest under the note is due and payable quarterly. Principal payments in the amount of 12.50% of the amount of the loan balance on June 30, 2000 are due and payable in seven consecutive annual installments. The remaining balance of the loan is due and payable in a eighth and final installment on June 30, 2007. The
Company has pledged all of the Bank's stock as collateral on this note. The loan agreement has certain covenants which, among other things, require the maintenance of certain levels of stockholders' equity and net income and sets a limit on the maximum amount of nonperforming assets. The Company was in compliance with these covenants at December 31, 1999. The principal balance on this note at December 31, 1999 and 1998 was $2,085,024 and $2,010,023, respectively.

The Line of Credit for Financial Services of the South is in the amount of $1,200,000 and was last renewed May 3, 1999. Advances under the Line of Credit bear interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus twenty-five basis points (0.25%). At December 31, 1999 and 1998, the effective rate was 8.75% and 8.00%, respectively. Interest on this note is payable monthly, with principal due at maturity on May 1, 2000. Advances under this note totaled $1,150,000 at December 31, 1999 and $1,107,000 at December 31, 1998. The Finance Company has pledged (1) all its promissory notes, credit sales agreements, installment sales contracts, chattel paper, negotiable paper or other written evidence of indebtedness;
(2) all of its accounts receivable; and (3) all of its common stock as collateral on this note.

At December 31, 1999, the Bank had two long-term FHLB borrowings outstanding. These borrowings bear interest at rates of 6.17% and 7.28%, and have maturities from April 2001 to June 1, 2004. Monthly principal and interest payments range from approximately $354 on the smallest borrowing to approximately $4,732 on the largest borrowing, with balloon payments due at maturity. The
FHLB short-term and long-term advances are collaterized by a blanket floating lien on certain of the Bank's mortgage loans.


Aggregate annual maturities on long-term debt are payable as follows:

2000                                           $  1,410,628
2001                                                484,701
2002                                                260,628
2003                                                260,628
2004                                                260,628
Thereafter                                          781,886
						___________
					       $  3,459,097
						===========



8.      COMMITMENTS AND CONTINGENCIES

At December 31, 1999, future annual minimum rental payments due under noncancellable operating leases, primarily for land, are as follows:


2000                                            $  411,927
2001                                               407,051
2002                                               392,097
2003                                               389,856
2004                                               348,562
Thereafter through 2058                            772,983
						 _________
						$2,722,476
						 =========





Minimum rental payments have not been reduced by minimum sublease rentals of approximately $60,000 due in the future under noncancellable subleases.
Rental expense under operating leases for 1999, 1998 and 1997 was $447,409, $422,662, and $399,961, respectively.
Sublease income for 1999, 1998 and 1997 amounted to $31,800 each year.

The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

9.      INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:



						      1999             1998

Deferred tax assets:
  Unrealized loss on securities                    $ 468,500         $     -
  Allowance for loan losses                          469,000          470,000
  Other                                               16,000           88,000
						   _________         ________
      Total deferred tax assets                      953,500          558,000
						   _________         ________
Deferred tax liabilities:
  FHLB stock dividends                               (56,000)         (41,000)
  Depreciation                                      (178,000)        (140,000)
  Unrealized gain on securities                            -         (159,000)
  Other                                              (84,500)        (190,000)
						   _________         ________
      Total deferred tax liabilities                (318,500)        (530,000)
						   _________         ________
      Net deferred tax asset                       $ 635,000         $ 28,000
						   =========         ========




Components of income tax expense are as follows:




						1999             1998             1997
Current                                      $  846,917       $ 897,190        $ 750,000
Deferred                                         20,500         (55,023)        (163,196)
					      _________        ________         ________
					     $  867,417       $ 842,167        $ 586,804
					      =========        ========         ========






The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on income as follows:





							       Year Ended December 31,
						      ________________________________________
							 1999          1998            1997
Taxes calculated at statutory rate                    $1,195,991     $1,117,903      $ 796,109
Increase (decrease) resulting from:
  Tax-exempt interest                                   (334,386)      (280,412)      (242,420)
  Other                                                    5,812          4,676         33,115
						       _________      _________       ________
						      $  867,417     $  842,167      $ 586,804
						       =========      =========       ========




The deferred income tax expense (credit) relating to unrealized gains (losses) on securities available-for-sale included in other comprehensive income amounted to $(627,500) in 1999, $107,495 in 1998 and $101,225 in
1997. Income taxes relating to gains on sale of securities amounted to $32,270 in 1997.

10.     EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who meet minimum age and service requirements. The
Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The note is payable to the Bank. Because the source of the loan payments are contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders' equity. The balance of the note receivable from the ESOP was $89,044 and $119,051 at December 31, 1999 and 1998, respectively. In accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6 (SOP), compensation costs relating to shares purchased subsequent to December 31, 1992 are based on the market price of the shares on the date released for allocation and the related unreleased shares are not considered outstanding in the computation of income per common share. The Company has elected to not apply the provisions of the SOP to shares purchased on or before December 31, 1992 and therefore compensation costs relating to those shares was based upon cost and those shares were considered as outstanding in the computation of income per common share. All of the unrealized shares at December 31, 1999 and 1998 were purchased after December 31, 1992. ESOP compensation expense was $145,500, $102,000 and $90,000 for the years ended December 31, 1999, 1998 and 1997, respectively.
The ESOP shares as of December 31, 1999 and 1998 were as follows:




							    1999             1998

Allocated shares                                            228,990         223,187
Shares released for allocation                                5,002           3,558
Unreleased shares                                            13,462          18,463
							  _________       _________
Total ESOP shares                                           247,454         245,208
							  =========       =========
Fair value of unreleased shares at
 December 31,                                             $ 132,741       $ 214,201
							  =========       =========






During 1996 the Company adopted a deferred compensation plan for certain officers which qualifies as a defined contribution plan. Contributions to the plan are required only if "excess earnings", as defined, are achieved. The participants accrue benefits based only on the contributions made. During 1999, 1998 and 1997 no contributions were required.


11.     EMPLOYEE STOCK PLANS

In May 1997 the stockholders of the Company approved the 1997 Stock Incentive Plan to provide incentives and awards for employees of the Company and its subsidiaries. "Awards" as defined in the Plan includes, with limitations, stock options (including restricted stock options), stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination or tandem basis. A total of 8% of the Company's common shares outstanding can be granted under the Plan. The exercise price of options is equal to the market price on the date of grant. The Company is applying APB Opinion No. 25 and related interpretations in accounting for stock options. Since all options are exercisable at the estimated fair market value at the date of grant, no compensation expense has been recognized.

During 1998, options to purchase 23,155 shares were granted which are exercisable at $15.42 per share. During
1997, options to purchase 139,223 shares were granted which are exercisable at $6.67 per share.

These options are exercisable in 20% increments beginning one year from the date of grant. The options expire ten years after the date of grant.


Below is a summary of the transactions:




								  Exercise Price
							  ____________________________
							    Number of        Average
							     Options          Price
							   Outstanding      Per Share
Balance, January 1, 1997                                           -               -
Granted                                                      139,223            6.67
							     _______          ______
Balance, December 31, 1997                                   139,223            6.67
Granted                                                       23,155           15.42
							     _______          ______
Balance, December 31, 1998                                   162,378            7.92
Granted                                                            -               -
							     _______          ______
Balance, December 31, 1999                                   162,378            7.92
							     =======          ======






Options on 55,690 shares at $6.67 per share and on 4,631 shares at $15.42 per share were exercisable at December 31, 1999. Options on 27,845 shares at $6.67 per share were exercisable at December 31, 1998.

The weighted average remaining contractual life of options outstanding at December 31, 1999 was 7.3 years.

The Company has adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock Based
Compensation." The fair value of options granted were $4.63 and $2.17 in 1999 and 1998, respectively. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company's net income available to common stockholders and income per common share would have been as indicated below:




								  Year Ended
					     ___________________________________________________
						 1999               1998               1997

Net income available to common stockholders:
  As reported                                $ 2,518,622         $ 2,296,812        $ 1,600,217
  Pro forma                                    2,434,668           2,169,732          1,485,217

Basic income per common share:
  As reported                                     $ 1.03               $ .95              $ .69
  Pro forma                                         1.00                 .90                .64

Diluted income per common share:
  As reported                                     $  .90               $ .83              $ .61
  Pro forma                                          .87                 .79                .57






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

12.     STOCKHOLDERS' EQUITY

On July 31, 1995, the Company issued 187,286 shares of Series A Cumulative Convertible Preferred Shares with a stated value of $14.25. The Convertible Preferred Shares are convertible at any time at the option of the holder into common stock, at the rate of 2.998 shares of Common
Stock for each Convertible Preferred Share. On or after July 31, 2000, the Convertible Preferred Shares are redeemable, in whole or in part, at the option of the Company at the stated value of $14.25. The liquidation value of the Convertible Preferred Stock is $14.25 plus accrued dividends. Dividends on the Convertible Preferred Shares are determined each year on an annual rate, fixed on December 31 of each year for the ensuing calendar year and was 7.03% at December 31, 1999. The dividends are cumulative and payable quarterly in arrears. Holders of Convertible Preferred Shares are not entitled to normal voting rights unless certain conditions exist.

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations.
At December 31, 1999, the Bank has approximately
$2,500,000 available to pay dividends to the Parent
Company without regulatory approval.

13.     NET INCOME PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share.






							     Year Ended December 31,
						___________________________________________________

						     1999                 1998            1997
Net income - used in computation of
  diluted earnings per common share             $  2,650,204       $    2,445,783    $    1,754,692
Preferred dividend requirement                       131,582              148,971           154,475
						____________       ______________    ______________
Net income available to common
  stockholders - used in computation of
  basic earnings per common share               $  2,518,622       $    2,296,812    $    1,600,217
						============       ==============    ==============
Weighted average number of common
  shares outstanding - used in computation
  of basic earnings per common share               2,441,461            2,410,926         2,332,452
Effect of dilutive securities:
  Stock options                                       51,616               72,317            24,737
  Convertible preferred stock                        463,185              475,138           498,819
						____________       ______________    ______________
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of
  diluted earnings per common share                2,956,262            2,958,381         2,856,008
						============       ==============    ==============




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




								  Contract or Notional
									 Amount
						      _________________________________________
							  1999                        1998

Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                      $32,900,000                  $29,400,000
    Standby letters of credit                             800,000                      800,000







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

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers. Approximately 95% of these letters of credit were secured by marketable securities, cash on deposits or other assets at December 31, 1999 and 1998.

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

As of December 31, 1999 and 1998, the most recent notifications from the Federal Deposit Insurance
Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are presented in the table.







										       To Be Well
										   Capitalized Under
							  For Capital              Prompt Corrective
				   Actual              Adequacy Purposes           Action Provisions
			 _______________________    _______________________     _________________________
			    Amount        Ratio        Amount       Ratio        Amount          Ratio

As of December 31, 1999:
  Total capital to risk
    weighted assets:
      Company            $ 19,247,764    10.55 %    $ 14,600,062     8.00 %         N/A            N/A
      Bank                 20,628,906    11.41 %      14,465,478     8.00 %      18,081,848        10.00 %

  Tier I capital to risk
    weighted assets:
      Company              17,280,438     9.47 %       7,300,031     4.00 %         N/A            N/A
      Bank                 18,729,581    10.36 %       7,232,739     4.00 %      10,849,107         6.00 %

  Tier I capital to
    average assets:
    Company                17,280,438     6.23 %      11,093,925     4.00 %         N/A            N/A
    Bank                   18,729,581     6.79 %      11,035,784     4.00 %      13,794,731         5.00 %








										      To Be Well
										   Capitalized Under
							    For Capital            Prompt Corrective
				    Actual               Adequacy Purposes         Action Provisions
			   _______________________    ______________________     _______________________
			     Amount        Ratio        Amount       Ratio       Amount          Ratio
As of December 31, 1998:
  Total capital to risk
    weighted assets:
      Company              $ 17,030,631    10.25 %    $ 13,292,134    8.00 %         N/A            N/A
      Bank                   18,372,000    11.17 %      13,160,778    8.00 %      16,450,973     10.00 %

  Tier I capital to risk
    weighted assets:
      Company                15,170,141     9.13 %       6,646,067    4.00 %         N/A            N/A
      Bank                   16,578,963    10.08 %       6,580,389    4.00 %       9,870,584      6.00 %

  Tier I capital to
    average assets:
    Company                  15,170,141     6.06 %      10,012,901    4.00 %         N/A            N/A
    Bank                     16,578,963     6.67 %       9,947,224    4.00 %      12,434,030      5.00 %




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

The estimated fair values of the Company's financial instruments are as follows at December 31, 1999 and 1998
(in thousands):




					       1999                      1998
				     _________________________________________________
				     Carrying       Fair       Carrying        Fair
				      Amount        Value       Amount         Value
Financial assets:
  Cash, due from banks and federal
    fund sold                         $ 14,488  $    14,488  $    20,604   $    20,604
  Securities available-for-sale         55,690       55,690       43,939        43,939
  Securities held-to-maturity           21,288       20,777       19,247        20,422
  Loans, net                           168,501      168,793      153,617       153,700

Financial liabilities:
  Non-interest bearing deposits         63,669       63,669       60,361        60,361
  Interest bearing deposits            188,022      188,135      169,563       169,792
  FHLB advances                          3,000        3,000           -
  Long-term notes payable                3,459        3,459        3,504         3,504



17.     OTHER NON-INTEREST EXPENSE

Other non-interest expense consisted of the following for the years ended December 31, 1999, 1998 and 1997:




					      1999            1998         1997
Professional fees                          $  369,672    $   397,880   $  337,824
FDIC assessments                               27,470         23,540       21,267
Marketing expenses                            789,666        672,896      515,097
Data processing                               192,360        163,839      162,016
Postage                                       249,836        211,179      224,761
Education and travel                          172,559        168,038      124,287
Printing and supplies                         341,452        319,713      279,806
Telephone                                     267,325        241,455      202,999
Other                                       1,441,604      1,189,048    1,044,193
					    _________      _________    _________
					   $3,851,944     $3,387,588   $2,912,250
					    =========      =========    =========




18.     CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:





				 STATEMENTS OF CONDITION
								    December 31,
						      __________________________________
  ASSETS                                                    1999               1998
 Cash and interest-bearing deposits in banks          $      202,782*     $       18,901*
 Other assets                                                102,444             118,127
 Investment in and advances to subsidiaries               18,954,629*         17,692,418*
						       _____________       _____________
						      $   19,259,855      $   17,829,446
						       =============       =============
  LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
   Dividends payable                                  $      156,664      $            -
   Notes payable to financial institutions                 2,087,486           2,010,023
   Note payable to Bank                                       90,544*            133,301*
						       _____________       _____________
       Total liabilities                                   2,334,694           2,143,324
						       _____________       _____________
 Total stockholders' equity                               16,925,161          15,686,122
						       _____________       _____________
						      $   19,259,855      $   17,829,446
						       =============       =============






			     STATEMENTS OF INCOME

						      Years Ended December 31,
					   ________________________________________________
					       1999              1998              1997
Revenue:
  Equity in income of subsidiaries          $2,844,841*       $2,614,618*       $1,895,208*
  Rental and other income                       42,988            44,553            32,827
					    __________        __________        __________
					     2,887,829         2,659,171         1,928,035
					    __________        __________        __________

Expenses:
  Interest on notes payable                    157,000           146,831           100,109
  Professional fees                             99,741            83,304            87,548
  Other expense                                 79,636            66,544            58,086
					    __________        __________        __________

					       336,377           296,679           245,743
					    __________        __________        __________

Income before income taxes                   2,551,452         2,362,492         1,682,292

Income tax benefit                              98,752            83,291            72,400
					    __________        __________        __________

Net income                                  $2,650,204        $2,445,783        $1,754,692
					    ==========        ==========        ==========






			      STATEMENTS OF CASH FLOWS

							   Years Ended December 31,
					     _________________________________________________
						 1999              1998             1997

Cash flows from operating activities:
  Distributions from bank                   $    375,000*    $     85,000*    $          -
  Change in other assets and liabilities,         15,683            10,792              751
  Other operating                               (147,131)         (168,836)        (140,516)
					     ___________      ____________     ____________
       Net cash provided by (used in)
	   operating activities                  243,552           (73,044)        (139,765)
					     ___________      ____________     ____________

Cash flows from investing activities:
  Investment in and advances to subsidiaries           -          (350,000)*       (500,000)*
					     ___________      ____________     ____________

       Net cash used in investing activities           -          (350,000)        (500,000)
					     ___________      ____________     ____________

Cash flows from financing activities:
  Capital stock transactions                     372,955           679,409          235,168
  Payment of dividends                          (467,332)         (583,305)        (508,810)
  Proceeds of notes payable, net                  34,706           325,000          881,943
					     ___________      ____________     ____________

       Net cash provided by financing activities (59,671)          421,104          608,301
					     ___________      ____________     ____________

Net increase (decrease) in cash                  183,881            (1,940)         (31,464)

Cash, beginning of year                           18,901            20,841           52,305
					     ___________      ____________     ____________

Cash, end of year                           $    202,782     $      18,901    $      20,841
					     ===========      ============     ============

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

SFAS No. 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.
Earlier adoption of this Statement is permitted.  The
Company expects to adopt this accounting standard on January 1, 2001

			   * * * * * *



Selected Quarterly Financial Data
(unaudited)

								     1999

					     _________________________________________________________
(Dollars in thousands, except per share          IV              III               II                I
					     ______           ______           ______           ______
Interest income                              $5,494           $5,393           $5,324           $4,862
Interest expense                              2,090            1,932            2,027            1,840
					     ______           ______           ______           ______

Net interest income                           3,404            3,461            3,297            3,022
Provision for possible credit losses            229              173              238              267
					     ______           ______           ______           ______

Net interest income after provision
  for possible credit losses                  3,175            3,288            3,059            2,755
Noninterest income,
  excluding securities gains                  1,044            1,048              979              909
Net securities gains                              -                -                -                -
Noninterest expense                           3,352            3,360            3,125            2,903
					     ______           ______           ______           ______

Income before income tax expense                867              976              913              761
Income tax expense                              194              263              245              164
					     ______           ______           ______           ______

Net income                                      673              713              668              597
Preferred stock dividend requirement            (33)             (33)             (33)             (33)
					     ______           ______           ______           ______

Income applicable to common shareholders       $640             $680             $635             $564
					     ======           ======           ======           ======

Earnings per common share     (1)
  Basic                                       $0.26            $0.28            $0.26            $0.23
  Diluted                                     $0.23            $0.24            $0.23            $0.20

Market price of common stock
  High                                       $10.13           $11.00           $11.69           $11.63
  Low                                         $9.00            $9.63           $10.50           $10.75
  Close                                       $9.00            $9.69           $10.88           $11.06

Average shares outstanding
  Basic                                   2,460,413        2,448,731        2,450,164        2,439,256
  Diluted                                 2,961,008        2,957,899        2,967,157        2,965,203



																			 ck totals
								     1998

(Dollars in thousands, except per share          IV              III               II                I
					     ______           ______           ______           ______

Interest income                              $4,908           $4,902           $4,636           $4,310
Interest expense                              1,824            1,795            1,694            1,619
					     ______           ______           ______           ______
																				  0
Net interest income                           3,084            3,107            2,942            2,691
Provision for possible credit losses            244              260              238              258
					     ______           ______           ______           ______
																				  0
Net interest income after provision
  for possible credit losses                  2,840            2,847            2,704            2,433
Noninterest income,
  excluding securities gains                    929              907              872              779
Net securities gains                              -                -                -                -
Noninterest expense                           2,999            2,888            2,629            2,507
					     ______           ______           ______           ______
																				  0
Income before income tax expense                770              866              947              705
Income tax expense                              179              242              268              153
					     ______           ______           ______           ______
																				  0
Net income                                      591              624              679              552
Preferred stock dividend requirement            (37)             (37)             (38)             (37)
					     ______           ______           ______           ______
																				  0
Income applicable to common shareholders       $554             $587             $641             $515
					     ======           ======           ======           ======

Earnings per common share     (1)
  Basic                                       $0.23            $0.24            $0.27            $0.21
  Diluted                                     $0.20            $0.21            $0.23            $0.19

Market price of common stock
  High                                       $13.50           $14.50           $15.25           $15.67
  Low                                        $10.88           $13.25           $14.46           $14.08
  Close                                      $11.13           $13.25           $14.54           $14.50

Average shares outstanding
  Basic                                   2,429,107        2,417,457        2,396,051        2,381,511
  Diluted                                 2,960,165        2,963,618        2,949,486        2,935,610





ITEM 8 - Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure.

     Not applicable.


		     PART III

ITEM 9 - Directors, Executive Officers, Promotors and
Control Persons; Compliance with Section 16(a) of the
Exchange Act

The information contained in Registrant's definitive proxy statement for its 2000 annual meeting of shareholders, is incorporated herein by reference in response to this Item.
Information concerning executive officers is provided following Item 4.

ITEM 10 - Executive Compensation

The information contained in Registrant's definitive proxy statement for its 2000 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 11 - Security Ownership of Certain Beneficial
Owners and Management

The information contained in Registrant's definitive proxy statement for its 2000 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 12 - Certain Relationships and Related
Transactions

The information contained in Registrant's definitive proxy statement for its 2000 annual meeting of shareholders is incorporated herein by reference in response to this Item.

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


	10.9 Modification Agreement to the Loan Agreement and Master Note for the Line of Credit established for MidSouth Bancorp, Inc. is included as Exhibit 10.9 to MidSouth Bancorp, Inc.'s Form 10-QSB filed on August 13, 1999 and is incorporated herein by reference.


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



Dated:  March 30, 2000



     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    Signatures                         Title                         Date




 /s/ C. R. Cloutier            President, Chief Executive       March 30, 2000
   C. R. Cloutier                  Officer and Director





 /s/ Karen L. Hail             Chief Financial Officer,         March 30, 2000
   Karen L. Hail               Executive Vice President,
				 Secretary/Treasurer
				    and Director



 /s/ Teri S. Stelly           Chief Accounting Officer          March 30, 2000
   Teri S. Stelly



 /s/ J. B. Hargroder, M.D.           Director                   March 30, 2000
   J. B. Hargroder, M.D.




 /s/ William M. Simmons              Director                   March 30, 2000
   William M. Simmons

 /s/ Will G. Charbonnet, Sr.         Director                   March 30, 2000
   Will G. Charbonnet, Sr.



 /s/ Clayton Paul Hilliard           Director                   March 30, 2000
   Clayton Paul Hilliard



 /s/ James R. Davis                  Director                   March 30, 2000
   James R. Davis, Jr.



 /s/ Milton B. Kidd, III             Director                   March 30, 2000
   Milton B. Kidd, III., O.D.