Form 10QSB
period 2000-03-31
MIDSOUTH BANCORP INC
filed 2000-05-15
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
				 COMMISSION
			   WASHINGTON, D.C.  20549

				 FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended.............           March 31, 2000


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Outstanding as of  March 31, 2000

      Common stock, $.10 par value                             2,483,342
Preferred stock, no par value, $14.25 stated value               152,236


	       Transitional Small Business Disclosure Format:
			 Yes _______     No    X

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                            Page

	 Financial Highlights                                          3

	 Statements of Condition - March 31, 2000 and
		December 31, 1999                                      4

	 Statements of Income - Three Months Ended
		March 31, 2000 and 1999 and Year
		Ended December 31, 1999                                5

	 Statement of Stockholders' Equity - Three Months
		Ended March 31, 2000                                   6

	 Statements of Cash Flows - Three Months Ended
		March 31, 2000 and 1999                                7

	 Notes to Financial Statements                                 8

Item 2.  Management's Discussion and Analysis or
		Plan of Operation                                      9


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             16

Signatures                                                            17



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)


					  Three Months Ended              Year-ended
					       March 31,                  December 31,
EARNINGS DATA                          2000                1999             1999
				     ___________________________________________________

Net interest income                  $3,472,727          $3,022,140         $13,184,382
Provision for loan losses               216,962             266,950             906,950
Non-interest income                   1,037,270             909,140           3,980,496
Non-interest expense                  3,588,791           2,903,093          12,740,307
Provision for income tax                155,976             164,387             867,417
Net income                              548,268             596,850           2,650,204
Preferred dividend requirement           38,059              33,383             131,582
Income available to common sharehol    $510,209            $563,467          $2,518,622
========================================================================================


PER COMMON SHARE DATA
Basic earnings per share                  $0.21               $0.23               $1.03
Diluted earnings per share                $0.18               $0.20               $0.90

Book value at end of period               $6.09               $5.69               $5.94
Market price at end of period             $8.75              $11.06               $9.00
Market price of preferred stock at       $26.25              $33.00              $28.00
Weighted average shares outstanding
   Basic                              2,470,551           2,439,256           2,441,461
   Diluted                            2,964,655           2,965,203           2,956,262
========================================================================================


AVERAGE BALANCE SHEET DATA
Total assets                       $280,297,144        $259,152,871        $272,717,308
Earning assets                      254,271,309         235,583,534         247,539,655
Loans and leases                    171,516,801         155,183,050         161,894,252
Interest-bearing deposits           195,751,863         180,383,947         186,668,547
Total deposits                      257,107,157         239,070,515         246,860,657
Common stockholders' equity          14,619,601          13,532,186          14,431,725
Total stockholders' equity           16,796,089          15,762,518          16,632,896
========================================================================================


SELECTED RATIOS
Return on average assets (annualize        0.78%               0.93%               0.97%
Return on average common equity (an       14.00%              16.89%              17.45%
Return on average total equity ( an       13.09%              15.36%              15.93%
Leverage capital ratio                     6.29%               6.09%               6.23%
Tier 1 risk-based capital ratio            9.36%               9.25%               9.47%
Total risk-based capital ratio            10.40%              10.35%              10.55%
Allowance for loan losses as a %
  of total loans                           1.12%               1.21%               1.15%
========================================================================================


PERIOD ENDING BALANCE SHEET DATA      3/31/00             3/31/99           Net Change
Total assets                       $284,109,042        $270,432,493         $13,676,549
Earning assets                      257,204,936         247,726,379          $9,478,557
Loans and leases, net               172,555,428         153,914,963         $18,640,465
Interest-bearing deposits           197,324,171         191,352,663          $5,971,508
Total deposits                      261,386,833         250,018,682         $11,368,151
Common stockholders' equity          15,122,519          13,910,065          $1,212,454
Total stockholders' equity           17,299,007          16,135,587          $1,163,420
========================================================================================






MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

===================================================================================

						      March 31,      December 31,
							2000            1999 *
ASSETS                                               (unaudited)
						    ___________      ___________

Cash and due from banks                             $12,104,172      $13,587,690
Federal funds sold                                      800,000          900,000
						    ___________      ___________

     Total cash and cash equivalents                 12,904,172       14,487,690

Interest bearing deposits in banks                       75,313          356,124
Securities available-for-sale, at fair value
     (cost of $60,529,603 in March 2000 and
     $57,106,793 in December 1999)                   59,081,353       55,689,863
Securities held-to-maturity (estimated
     market value of $22,388,655
     in March 2000 and $20,776,767
     in December 1999)                               22,730,393       21,287,597
Loans, net of allowance for loan losses of
     $1,962,449 in March 2000 and $1,967,326
     in December 1999                               172,555,428      168,501,407
Bank premises and equipment, net                     11,645,617       11,367,815
Other real estate owned, net                            460,088          569,963
Accrued interest receivable                           2,113,271        1,919,182
Goodwill, net                                           538,883          554,153
Other assets                                          2,004,524        1,990,047
						    ___________      ___________

     Total assets                                  $284,109,042     $276,723,841
						    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                               $64,062,662     $63,668,676
  Interest bearing                                   197,324,171     188,021,530
						    ___________      ___________

     Total deposits                                  261,386,833     251,690,206

Securities sold under
     repurchase agreements                              612,487          606,601
FHLB advances                                                 -        3,000,000
Accrued interest payable                                790,211          715,171
Long-term notes payable                               3,617,390        3,459,097
Other liabilities                                       403,114          327,605
						    ___________      ___________

     Total liabilities                              266,810,035      259,798,680
						    ___________      ___________

Commitments and contingencies                                 -                -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25
	   stated value - 5,000,000 shares
	   authorized, 152,236 and 152,736
	   issued and outstanding on
	   March 31, 2000 and
	   December 31, 1999, respectively            2,169,363        2,176,488
   Common stock, $.10 par value- 5,000,000
	   shares authorized, 2,483,342 and
	   2,481,843 issued and outstanding on
	   December 31, 1999 and
	   December 31, 1998, respectively              248,334          248,184
   Surplus                                           10,990,689       10,983,714
   Unearned ESOP shares                                 (79,885)         (89,044)
   Unrealized gains(losses) on securities
	   available-for-sale, net of deferred
	   taxes of $478,465 in March 2000
	   and $468,500 in December 1999               (969,785)        (948,430)
   Retained earnings                                  4,940,291        4,554,249
						    ___________      ___________

     Total stockholders' equity                      17,299,007       16,925,161
						    ___________      ___________

Total liabilities and stockholders' equity         $284,109,042     $276,723,841
						    ===========      ===========


  * The consolidated statement of condition at December 31, 1999 is taken from the audited balance sheet for 1999. See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

================================================================================


				      Three Months Ended            Year Ended
					   March 31,               December 31,
				     2000             1999            1999 *
					  (unaudited)
				  ____________________________     ____________

INTEREST INCOME:
Loans, including fees              $4,392,800       $3,757,538     $16,282,923
Securities
     Taxable                          858,853          684,979       3,277,619
     Nontaxable                       288,134          260,682       1,105,320
Federal funds sold                     52,238          158,633         406,871
				  ___________      ___________     ___________

TOTAL                               5,592,025        4,861,832      21,072,733
				  ___________      ___________     ___________

INTEREST EXPENSE:
Deposits                            2,021,987        1,775,266       7,371,194
Securities sold under
  repurchase agreements,
  federal funds purchased
  and advances                         24,098                -         253,869
Long term debt                         73,213           64,426         263,288
				  ___________      ___________     ___________

TOTAL                               2,119,298        1,839,692       7,888,351
				  ___________      ___________     ___________

NET INTEREST INCOME                 3,472,727        3,022,140      13,184,382

PROVISION FOR LOAN LOSSES             216,962          266,950         906,950
				  ___________      ___________     ___________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES         3,255,765        2,755,190      12,277,432
				  ___________      ___________     ___________

OTHER OPERATING INCOME:
Service charges on deposits           740,885          705,997       2,972,024
Gains on securities, net                1,770               -                -
Credit life insurance                  57,294           16,167         159,014
Other charges and fees                237,321          186,976         849,458
				  ___________      ___________     ___________

TOTAL OTHER INCOME                  1,037,270          909,140       3,980,496
				  ___________      ___________     ___________

OTHER EXPENSES:
Salaries and employee benefits      1,654,237        1,381,608       6,037,935
Occupancy expense                     780,532          650,758       2,850,428
Other                               1,154,022          870,727       3,851,944
				  ___________      ___________     ___________

TOTAL OTHER EXPENSES                3,588,791        2,903,093      12,740,307
				  ___________      ___________     ___________

INCOME BEFORE INCOME TAXES            704,244          761,237       3,517,621
PROVISION FOR INCOME TAXES            155,976          164,387         867,417
				  ___________      ___________     ___________

NET INCOME                           $548,268         $596,850       2,650,204
PREFERRED DIVIDEND REQUIREMENT         38,059           33,383         131,582
				  ___________      ___________     ___________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                      $510,209         $563,467      $2,518,622
				  ===========      ===========     ===========

BASIC EARNINGS PER COMMON SHARE         $0.21            $0.23           $1.03
				  ===========      ===========     ===========

DILUTED EARNINGS PER COMMON SHARE       $0.18            $0.20           $0.90
				  ===========      ===========     ===========




* The consolidated statement of income at December 31, 1999 is taken from the audited income statement for 1999. See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 2000 (UNAUDITED)
===================================================================================================================================

											      UNREALIZED
											     (GAINS)LOSSES
												 ON
											      SECURITIES
			 PREFERRED STOCK         COMMON STOCK                      ESOP       AVAILABLE    RETAINED
			SHARES     AMOUNT       SHARES     AMOUNT      SURPLUS   OBLIGATION   FOR-SALE     EARNINGS       TOTAL
			___________________    ___________________   ___________ __________  _______________________   ___________
BALANCE,
  DECEMBER 31, 1999     152,736  $2,176,488    2,481,843  $248,184   $10,983,714  ($89,044)   ($948,430)  $4,554,249   $16,925,161

Dividends on
  common stock                                                                                              (124,167)     (124,167)
Dividends on
  preferred stock                                                                                            (38,059)      (38,059)
Preferred stock
  conversion               (500)     (7,125)       1,499       150         6,975
Net income                                                                                                   548,268       548,268
ESOP obligation,
  net of repayments                                                                  9,159                                   9,159
Net change in unrealized
  gain/loss on securities
  available-for-sale,
  net of tax                                                                                    (21,355)                   (21,355)

			_______  __________    _________  ________   ___________  ________    _________   __________   ___________
BALANCE,
  March 31, 2000        152,236  $2,169,363    2,483,342  $248,334   $10,990,689  ($79,885)   ($969,785)  $4,940,291   $17,299,007
			=======  ==========    =========  ========   ===========  ========    =========   ==========   ===========


See notes to consolidated financial statements.







MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 2000 and 1999
==========================================================================================

						      March 31, 2000      March 31, 1999
						      ______________      ______________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $548,268            $596,850
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                            332,219             268,220
    Provision for loan losses                                216,962             266,950
    Provision for deferred income taxes                        4,548              12,228
    Discount accretion (premium amortization), net            20,719              (4,737)
    Gain on sale of premises and equipment                    (5,088)                  -
    Change in accrued interest receivable                   (194,089)            (30,933)
    Change in accrued interest payable                        75,040              42,662
    Write-down of other real estate owned                     93,000                   -
    Other, net                                                60,888             267,001
						      ______________      ______________

NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,152,467           1,418,241
						      ______________      ______________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing
    deposits in banks                                        280,811                (112)
  Proceeds from maturities and calls of
    securities available-for-sale                          1,995,674           2,775,453
  Proceeds from sales of securities
    available-for-sale                                       661,030                   -
  Purchases of securities available-for-sale              (6,099,358)        (13,058,167)
  Purchases of securities held-to-maturity                (1,443,671)                  -
  Loan originations, net of repayments                    (4,261,824)           (571,181)
  Purchases of premises and equipment                       (595,663)           (819,460)
  Proceeds from sales of premises and equipment                6,000                   -
  Proceeds from sales of other real estate owned              16,875              19,624
						      ______________      ______________

NET CASH USED IN INVESTING ACTIVITIES                     (9,440,126)        (11,653,843)
						      ______________      ______________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                 9,696,627          20,094,380
  Net decrease in securities sold under repurchase
    agreements and federal funds purchased                (2,994,114)                  -
  Issuance of notes payable                                  170,000              75,000
  Repayments of notes payable                                (11,707)           (185,676)
  Proceeds from issuance of common stock                           -             109,051
  Payment of dividends                                      (156,665)           (155,529)
						      ______________      ______________

NET CASH PROVIDED BY FINANCING ACTIVITIES                  6,704,141          19,937,226

NET DECREASE IN CASH & CASH EQUIVALENTS                   (1,583,518)          9,701,624

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            14,487,690          20,603,536
						      ______________      ______________

CASH & CASH EQUIVALENTS AT END OF PERIOD                 $12,904,172         $30,305,160
						      ==============      ==============


See notes to consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of March 31, 2000 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1999 annual consolidated report and Form 10-KSB.

      The results of operations for the three month period ended
      March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the activity in the allowance for loan and lease losses is as follows:


					    Three Months Ended
						 March 31,
					    2000           1999
					__________      __________

       Balance at beginning of period   $1,967,326      $1,860,490
	 Provision for loan losses         216,962         266,950
	 Recoveries                         34,144          40,293
	 Loans charged off                (255,983)       (284,180)
					__________      __________

       Balance at end of period         $1,962,449      $1,883,553
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

     Following is a summary of MidSouth's comprehensive income for the three months ended March 31, 2000 and 1999.




					  2000           1999
					________       ________
	   Net income                   $548,268       $596,850
	   Other comprehensive income
	      (losses), net of tax       (21,355)      (105,490)
					________       ________
	   Total comprehensive income   $526,913       $491,360
					========       ========


	       MANAGEMENT'S DISCUSSION AND ANALYSIS
		    OR PLAN OF OPERATION

This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1999 annual consolidated financial statements, the notes thereto and the related
Management's Discussion and Analysis.

MidSouth Bancorp, Inc. recorded net income of $548,268 for the first quarter of 2000, a decrease from net income of $596,850 reported for the first quarter of 1999. Income available to common shareholders totaled $510,209 for the first quarter of 2000, compared to $563,467 for the first quarter of 1999. Basic earnings per share were $.21 and $.23 for the quarters ended March 31, 2000 and 1999, respectively. Diluted earnings per share were $.18 for the first quarter of 2000 compared to $.20 for the first quarter of 1999.

The decrease in earnings resulted from increases in salaries and employee benefits of $272,629, occupancy expenses of $129,774, and other expenses of $283,295. The salary and occupancy expense increases were primarily related to the addition of two branch offices in the third and fourth quarters of 1999, as well as the development of an electronic banking program that includes an internet banking product to be introduced during the second quarter of 2000. The other expense increase was principally due to expenses incurred in negotiating an affiliation with a major corporation to enhance MidSouth's internet product, and in a loss of $93,000 on the valuation of one commercial property held as other real estate owned in the first quarter of 2000.

Total consolidated assets increased $13.7 million, from $270.4 million at March 31, 1999 to $284.1 million at March 31, 2000. Deposits grew $11.4 million, from $250.0 million at March 31, 1999 to $261.4 million at March 31,
2000. Interest-bearing deposits reported at March 31, 2000 totaled $197.3 million compared to $191.4 million at March 31, 1999.

Loans, net of Allowance for Loan Losses ("ALL"), increased $18.6 million or 12%, from $153.9 million in the first quarter of 1999 to $172.5 million in the first quarter of 2000. Provisions for loan losses totaled $216,962 in March 2000 compared to $266,950 in March 1999.

Nonperforming loans as a percentage of total loans decreased from .41% in March of 1999 to .12% in March of 2000. The decrease resulted primarily from the transfer of two commercial credits to other real estate owned during 1999. A $93,000 loss on valuation of other real estate was recorded on one of these commercial credits during the first quarter of 2000. Loans past due ninety days and over increased slightly in quarterly comparison, from $596,072 at March 31, 1999 to $608,680 at March 31, 2000. The
ALL represented 280% of nonperforming assets as of March 31, 2000 compared to 277% as of March 31, 1999.

Earnings Analysis

Net Interest Income

Average earning assets increased 8%, or $18.7 million, from $235.6 million for the three months ended March 31, 1999 to $254.3 million for the three months ended March
31, 2000. The mix of average earning assets remained relatively constant, as loans represented 66% of average earning assets in the first quarter of 1999 compared to 67% in the first quarter of 2000. Average loan volume increased $16.3 million, from $155.2 million in the first quarter of 1999 to $171.5 million in the first quarter of 2000. The average yield on loans increased 45 basis points in quarterly comparison, from 9.82% to 10.27% at March 31, 2000. The increase in loan yields resulted primarily from increases in the prime lending rate (both New York prime and MidSouth's internal prime rate) during 1999 and the first quarter of 2000. New York prime rose 75 basis points in the second half of 1999, while MidSouth's prime rate rose 50 basis points late in the fourth quarter of 1999. In February 2000, both rates increased another 25 basis points. In addition, insurance premium financing loans acquired in May 1999 boosted loan yields with an average rate of 24% earned on an average portfolio of $3.3 million.

Investment volume increased $12.5 million, from $66.3 million at March 31, 1999 to $78.8 million at March 31,
2000, funded primarily by federal funds sold. The average taxable-equivalent yield on investments remained unchanged for the two quarters reviewed at 6.48%.
Additionally, federal funds sold yields increased 75 basis points, from 4.58% to 5.33%. Improvement in yields on average earning assets, combined with volume increases resulted in increased interest income of $730,193 in quarterly comparison.

An average volume increase of $17.1 million in interest-bearing liabilities combined with a 17 basis point increase in the average rate paid resulted in a $279,606 increase in interest expense for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. The percentage of average interest-bearing deposits to average total deposits remained relatively constant at 76% in quarterly comparison. The average rate paid on interest-bearing deposits increased 15 basis points, from 3.99% at March 31, 1999 to 4.14% at March 31, 2000. The net effect of changes in the yields and volume of earning assets and interest-bearing liabilities increased net interest income $450,587 in quarterly comparison. The net taxable-equivalent yield on average earning assets increased 28 basis points, from 5.40% for the quarter ended March 31, 1999, to 5.68% for the quarter ended March 31, 2000.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $34,888 for the three months ended March 31, 2000 as compared to the same period in 1999. The increase resulted primarily from an increase in the volume of accounts serviced. Income from the sale of credit life insurance increased $41,127 and other non-interest income increased $50,345 in quarterly comparison.

Non-interest Expense

Non-interest expense increased $685,698 or 24% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Increases were recorded in the categories of salaries and employee benefits, occupancy expense and other expenses. The increase in other expenses resulted primarily from an increase in expenses on other real estate owned.

Salaries and employee benefits increased primarily due to new hires to staff and develop the seventh Lafayette office, the Sulphur office, and an electronic banking program that includes an internet banking product. Additionally, hires after the first quarter of 1999 included a retail manager for the Lafayette market, a marketing analyst, two Finance Company employees, and five employees to manage an insurance premium financing portfolio purchased in May 1999. The number of full-time equivalent ("FTE") employees increased by 34 from 155 in March 1999 to 189 in March 2000.

Occupancy expense increased in the three-month period ended March 31, 2000 compared to the same period of 1999 due to increases in depreciation and maintenance expenses associated with buildings, furniture and equipment, utilities and ad valorem taxes. The increase in depreciation expense and utilities resulted primarily from the addition of the two new offices in the third and fourth quarters of 1999.

Other expense increased primarily due to a $93,000 loss on valuation of one commercial property held in other real estate owned in the first quarter of 2000. Additional non-interest expenses were incurred in negotiating an affiliation with a major corporation to enhance MidSouth's internet product.


Balance Sheet Analysis

MidSouth ended the first quarter of 2000 with consolidated assets of $284.1 million, an increase of $7.4 million over the $276.7 million reported for December 31, 1999.
Deposits increased over the three months ended March 31, 2000 by $9.7 million, from $251.7 million at December 31, 1999 to $261.4 million at March 31, 2000. The majority of the deposit growth was in interest-bearing money market accounts.

Loans grew $4.0 million, from $170.5 million at December
31, 1999 to $174.5 at March 31, 2000. Loan growth has been hampered by payoffs on existing credits and competitive pricing for loan dollars in MidSouth's market. Subsequently, excess funds were used to purchase additional securities. Purchases of $7.5 million in agency securities and municipals were added to the investment portfolio in the first quarter of 2000. Unrealized losses in the securities available-for-sale portfolio, net of unrealized gains and tax effect, were $969,785 at March 31, 2000, compared to a net unrealized loss of $948,430 at December
31, 1999. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

As of March 31, 2000, MidSouth's leverage ratio was
6.29% as compared to 6.23% at December 31, 1999. Tier 1 capital to risk-weighted assets was 9.36% and total capital to risk-weighted assets was 10.40% at the end of the first quarter of 2000. At year-end 1999, Tier 1 capital to risk-weighted assets was 9.47% and total capital to risk-weighted assets was 10.55%.


 The Year 2000 Issue

To maintain safe and sound banking practices, MidSouth took appropriate measures to insure efficient operations of computer systems beyond the year 2000. Beginning in June of 1997, MidSouth's Board of Directors established a Year 2000 compliance committee. The committee identified mission critical systems and completed testing and updating of these systems in 1999. To further reduce the risks associated with the century change, MidSouth requested and received assurances of Year 2000 readiness from all material third party providers and customers. Contingency plans to provide short-term and long-term processing capabilities were developed and tested in 1999.
In addition, contingency plans for liquidity needs due to potentially significant deposit withdrawals during the fourth quarter of 1999 were completed. As of March 31, 2000, MidSouth had not experienced any processing errors other than those typically encountered and corrected daily by banks. Management is not aware of any significant issues related to the Year 2000 that had an adverse affect on MidSouth's third party providers or customers. MidSouth plans to continue to monitor processing systems for possible remaining uncertainties. The costs incurred with testing and preparation for the Year 2000 were not significant to MidSouth's earnings.

Nonperforming Assets and Past Due Loans
Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.


				TABLE 1


			 Nonperforming Assets and


			  Loans Past Due 90 Days


==============================================================

				 March    December     March
				  31,        31,        31,
				 2000       1999       1999
==============================================================


Nonperforming loans            $213,994   $234,962   $636,943


Other real estate owned, net    460,088    569,963     39,100

Other assets repossessed         26,373     31,755      5,039
			     __________   ________   ________


Total nonperforming assets     $700,455   $836,680   $681,082
			     ==========   ========   ========




Loans past due 90 days
or more and still accruing     $608,680   $793,823   $596,072


Nonperforming loans as a
% of total loans                   .12%      0.14%      0.41%



Nonperforming assets as a
% of total loans, other real
estate owned and other assets
Repossessed                       0.40%      0.49%      0.44%



ALLL as a % of nonperforming
assets                          280.17%    235.13%    276.55%




Nonperforming assets were $700,455 as of March 31, 2000, a decrease of $136,255 from the $836,680 reported for December 31, 1999 and an increase of $19,373 from the $681,082 reported for March 31, 1999. The decrease from year-end 1999 resulted primarily from a $93,000 loss on valuation of one commercial property held in other real estate owned. Loans past due 90 days or more increased from $596,072 in March 1999 to $793,823 in December
1999 and decreased to $608,680 as of March 31, 2000. Of the $608,680 in loans past due 90 days or more at March
31, 2000, $93,263 were past due loans reported by the Finance Company.

Specific reserves have been established in the ALL to cover potential losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $1,962,449 in the reserve as of March 31, 2000 is sufficient to cover potential losses in nonperforming assets and in the loan and lease portfolios. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

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



Date:  May 15,2000


			     /s/ C. R. Cloutier
			     ___________________________
			     C. R. Cloutier, President & CEO


			     /s/ Karen L. Hail
			     _______________________________________
			     Karen L. Hail, Executive Vice President & CFO


			     /s/ Teri S. Stelly
			     __________________________________
			     Teri S. Stelly, Senior Vice President & Controller