Form 10QSB
period 2000-06-30
MIDSOUTH BANCORP INC
filed 2000-08-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
                                 COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended.....................      June 30, 2000


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

                              (337) 237-8343

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.         YES  __X__              NO  _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest
practicable date.                           Outstanding as of  July 31, 2000


        Common stock, $.10 par value                              2,515,166
Preferred stock, no par value, $14.25 stated value                  141,620


               Transitional Small Business Disclosure Format:

                         Yes _______     No    X

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                          Page

Financial Highlights                                                 3

Statements of Condition - June 30, 2000 and
         December 31, 1999                                           4

Statements of Income - Three and Six Months Ended
         June 30, 2000 and 1999                                      5

Statement of Stockholders' Equity - Six Months
         Ended June 30, 2000                                         6

Statements of Cash Flows - Six Months Ended
         June 30, 2000 and 1999                                      7

Notes to Financial Statements                                        8

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                           9



PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders        16

Item 6.  Exhibits and Reports on Form 8-K                           17

Signatures                                                          18



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)



                                           Three Months Ended                 Six Months Ended
                                                June 30,                          June 30,
EARNINGS DATA                           2000              1999            2000               1999
                                     _______________________________________________________________

Net interest income                  $3,631,617        $3,296,977      $7,104,344         $6,319,117
Provision for loan losses               177,391           238,000         394,353            504,950
Non-interest income                   1,157,794           979,195       2,195,064          1,888,335
Non-interest expense                  3,510,911         3,125,265       7,099,702          6,028,358
Provision for income tax                309,550           245,050         465,526            409,437
Net income                              791,559           667,857       1,339,827          1,264,707
Preferred dividend requirement           35,405            32,903          73,464             66,286
Income available to common
  shareholders                         $756,154          $634,954      $1,266,363         $1,198,421
====================================================================================================

PER COMMON SHARE DATA
Basic earnings per share                  $0.30             $0.26           $0.51              $0.49
Diluted earnings per share                $0.27             $0.23           $0.45              $0.43

Book value at end of period               $6.31             $5.69           $6.31              $5.69
Market price at end of period             $8.06            $10.88           $8.06             $10.88
Market price of preferred stock
  at end of period                       $25.50            $31.00          $25.50             $31.00
Weighted average shares outstanding
   Basic                              2,500,019         2,450,164       2,485,285          2,444,740
   Diluted                            2,968,851         2,967,755       2,964,430          2,968,195
====================================================================================================

AVERAGE BALANCE SHEET DATA
Total assets                       $286,226,612      $280,657,061    $283,262,166       $269,966,798
Earning assets                      259,193,740       254,546,089     256,023,672        245,118,332
Loans and leases                    177,420,427       158,432,030     174,468,558        156,817,654
Interest-bearing deposits           195,972,355       199,047,941     195,862,109        189,767,500
Total deposits                      258,855,188       259,606,028     257,994,626        249,391,744
Common stockholders' equity          15,020,942        14,078,482      14,822,693         13,814,301
Total stockholders' equity           17,078,628        16,293,605      16,931,294         16,036,629
====================================================================================================

SELECTED RATIOS
Return on average assets
  (annualized)                             1.10%             0.95%           0.95%              0.94%
Return on average common equity
  (annualized)                            19.97%            18.09%          17.13%             17.49%
Return on average total equity
  (annualized)                            18.39%            16.44%          15.87%             15.90%
Leverage capital ratio                     6.34%             5.70%           6.34%              5.70%
Tier 1 risk-based capital ratio            9.20%             9.01%           9.20%              9.01%
Total risk-based capital ratio            10.25%            10.08%          10.25%             10.08%
Allowance for loan losses as a %
  of total loans                           1.13%             1.17%           1.13%              1.17%
=====================================================================================================

PERIOD ENDING BALANCE SHEET DATA      6/30/00           6/30/99       Net Change          % Change
Total assets                       $290,655,749      $282,503,279      $8,152,470               2.89%
Earning assets                      261,394,994       257,675,940      $3,719,054               1.44%
Loans and leases, net               180,998,954       160,787,191     $20,211,763              12.57%
Interest-bearing deposits           195,136,541       201,570,300     ($6,433,759)             -3.19%
Total deposits                      259,557,897       261,272,545     ($1,714,648)             -0.66%
Common stockholders' equity          15,863,166        13,991,819      $1,871,347              13.37%
Total stockholders' equity           17,881,251        16,185,079      $1,696,172              10.48%
=====================================================================================================


[CAPTION]



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
__________________________________________________________________________________


                                                      June 30,       December 31,
                                                        2000            1999 *
ASSETS                                               (unaudited)
                                                     ___________      ___________
Cash and due from banks                              $14,028,769      $13,587,690
Federal funds sold                                            -           900,000
                                                     ___________      ___________

     Total cash and cash equivalents                  14,028,769       14,487,690

Interest bearing deposits in banks                       128,619          356,124
Securities available-for-sale, at fair value
     (cost of $56,215,922 in June 2000 and
     $57,106,793 in December 1999)                    54,881,822       55,689,863
Securities held-to-maturity (estimated market
     value of $23,112,774 in June 2000 and
     $20,776,767 in December 1999)                    23,317,417       21,287,597
Loans, net of allowance for loan losses of
     $2,068,182  in June 2000 and $1,967,326
     in December 1999                                180,998,954      168,501,407
Bank premises and equipment, net                      12,056,724       11,367,815
Other real estate owned, net                             462,268          569,963
Accrued interest receivable                            2,179,637        1,919,182
Goodwill, net                                            523,612          554,153
Other assets                                           2,077,927        1,990,047
                                                     ___________      ___________

     Total assets                                   $290,655,749     $276,723,841
                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                               $64,421,356      $63,668,676
  Interest bearing                                   195,136,541      188,021,530
                                                     ___________      ___________

     Total deposits                                  259,557,897      251,690,206

Securities sold under
     repurchase agreements                             1,474,471          606,601
FHLB advances                                          7,000,000        3,000,000
Accrued interest payable                                 677,053          715,171
Long-term notes payable                                3,565,448        3,459,097
Other liabilities                                        499,629          327,605
                                                     ___________      ___________

     Total liabilities                               272,774,498      259,798,680
                                                     ___________      ___________

Commitments and contingencies                                  -                -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25
       stated value - 5,000,000 shares
       authorized, 141,620 and 152,736
       issued and outstanding on
       June 30, 2000 and December 31, 1999,
       respectively                                    2,018,085        2,176,488
   Common stock, $.10 par value- 5,000,000
       shares authorized, 2,515,166 and
       2,481,843 issued and outstanding on
       June 30, 2000 and December 31, 1999,
       respectively                                      251,517          248,184
   Surplus                                            11,138,784       10,983,714
   Unearned ESOP shares                                 (201,671)         (89,044)
   Unrealized losses on securities
       available-for-sale, net of deferred taxes
       of ($437,950) in June 2000 and ($468,500)
       in December 1999                                 (896,150)        (948,430)
   Retained earnings                                   5,570,686        4,554,249
                                                     ___________      ___________

     Total stockholders' equity                       17,881,251       16,925,161
                                                     ___________      ___________

Total liabilities and stockholders' equity          $290,655,749     $276,723,841
                                                     ===========      ===========



  * The consolidated statement of condition at December 31, 1999 is taken from the audited balance sheet on that date.

      See notes to consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
_______________________________________________________________________________________________


                                       Three Months Ended                Six Months Ended
                                            June 30,                          June 30,
                                     2000             1999             2000             1999
                                   ___________________________      ___________________________

INTEREST INCOME:
Loans, including fees              $4,654,319       $4,000,706      $9,047,119       $7,758,244
Securities
     Taxable                          910,005          832,024       1,768,858        1,517,003
     Nontaxable                       305,964          277,107         594,098          537,789
Federal funds sold                     15,048          213,666          67,286          372,299
                                   __________       __________      __________       __________

TOTAL                               5,885,336        5,323,503      11,477,361       10,185,335
                                   __________       __________      __________       __________

INTEREST EXPENSE:
Deposits                            2,088,645        1,959,050       4,110,632        3,734,316
Securities sold under
     repurchase agreements,
     federal funds purchased
     and advances                      83,893            3,039         107,991            3,039
Long term debt                         81,181           64,437         154,394          128,863
                                   __________       __________      __________       __________

TOTAL                               2,253,719        2,026,526       4,373,017        3,866,218
                                   __________       __________      __________       __________

NET INTEREST INCOME                 3,631,617        3,296,977       7,104,344        6,319,117

PROVISION FOR LOAN LOSSES             177,391          238,000         394,353          504,950
                                   __________       __________      __________       __________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES         3,454,226        3,058,977       6,709,991        5,814,167
                                   __________       __________      __________       __________

OTHER OPERATING INCOME:
Service charges on deposits           832,610          724,369       1,573,495        1,430,366
Gains on securities, net                   -                -            1,770                -
Credit life insurance                  68,435           25,172         125,729           41,340
Other charges and fees                256,749          229,654         494,070          416,629
                                   __________       __________      __________       __________

TOTAL OTHER INCOME                  1,157,794          979,195       2,195,064        1,888,335
                                   __________       __________      __________       __________

OTHER EXPENSES:
Salaries and employee benefits      1,670,078        1,479,320       3,324,315        2,860,928
Occupancy expense                     790,133          674,631       1,570,665        1,325,389
Other                               1,050,700          971,314       2,204,722        1,842,041
                                   __________       __________      __________       __________

TOTAL OTHER EXPENSES                3,510,911        3,125,265       7,099,702        6,028,358
                                   __________       __________      __________       __________

INCOME BEFORE INCOME TAXES          1,101,109          912,907       1,805,353        1,674,144
PROVISION FOR INCOME TAXES            309,550          245,050         465,526          409,437
                                   __________       __________      __________       __________

NET INCOME                           $791,559         $667,857      $1,339,827       $1,264,707
PREFERRED DIVIDEND REQUIREMENT         35,405           32,903          73,464           66,286
                                   __________       __________      __________       __________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                      $756,154         $634,954      $1,266,363       $1,198,421
                                   ==========       ==========      ==========       ==========

BASIC EARNINGS PER COMMON SHARE         $0.30            $0.26           $0.51            $0.49
                                   ==========       ==========      ==========       ==========

DILUTED EARNINGS PER COMMON SHARE       $0.27            $0.23           $0.45            $0.43
                                   ==========       ==========      ==========       ==========


* The consolidated statement of income at December 31, 1999 is taken from the audited income statement of that date.

   See notes to consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)
___________________________________________________________________________________________________________________________________
                                                                                                UNREALIZED
                                                                                                  LOSSES
                                                                                               ON SECURITIES
                           PREFERRED STOCK          COMMON STOCK                       ESOP      AVAILABLE   RETAINED
                          SHARES     AMOUNT       SHARES     AMOUNT      SURPLUS    OBLIGATION   FOR-SALE    EARNINGS     TOTAL
                          ___________________    ___________________   ___________  __________________________________  __________
BALANCE,
  DECEMBER 31, 1999       152,736  $2,176,488    2,481,843  $248,184   $10,983,714   ($89,044)  ($948,430)  $4,554,249 $16,925,161

Dividends on
  common stock                                                                                                (249,926)   (249,926)
Dividends on
  preferred stock                                                                                              (73,464)    (73,464)
Preferred stock
  conversion              (11,116)   (158,403)      33,323     3,333       155,070
Net income                                                                                                   1,339,827   1,339,827
Increase in ESOP
  obligation,
  net of repayments                                                                  (112,627)                            (112,627)
Net change in unrealized
  gain/loss on securities
  available-for-sale,
  net of tax                                                                                       52,280                   52,280
                         ________  __________    _________  ________   ___________  _________   _________   __________ ___________

BALANCE,
  JUNE 30, 2000           141,620  $2,018,085    2,515,166  $251,517   $11,138,784  ($201,671)  ($896,150)  $5,570,686 $17,881,251
                         ========  ==========    =========  ========   ===========  =========   =========   ========== ===========



   See notes to consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 and 1999
__________________________________________________________________________________________


                                                        June 30, 2000       June 30, 1999
                                                        _____________       _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $1,339,827          $1,264,707
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                            671,201             571,616
    Provision for loan losses                                394,353             504,950
    Provision for deferred income taxes                        4,548              12,228
    Discount accretion (premium amortization), net            45,370              13,660
    Gain on sale of premises and equipment                    (5,338)             (1,925)
    Gain on sale of securities                                (1,770)                  -
    Change in accrued interest receivable                   (260,455)           (171,653)
    Change in accrued interest payable                       (38,118)             81,256
    Write-down of other real estate owned                     93,000                   -
    Other, net                                                49,046             (46,651)
                                                        _________________________________
NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,291,664           2,228,188
                                                        _____________       _____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits in banks         227,505               4,917
  Proceeds from maturities and calls of securities ava     6,463,539           6,313,566
  Proceeds from sales of securities available-for-sale     1,027,765                   -
  Purchases of securities available-for-sale              (6,642,548)        (27,027,658)
  Purchases of securities held-to-maturity                (2,031,305)         (2,092,845)
  Loan originations, net of repayments                   (13,066,444)         (5,000,180)
  Purchases of premises and equipment                     (1,330,481)         (1,851,017)
  Proceeds from sales of premises and equipment                6,250              24,000
  Proceeds from sales of other real estate owned              76,612              58,724
  Purchase of insurance premium financing company                  -          (3,503,497)
                                                        _____________       _____________

NET CASH USED IN INVESTING ACTIVITIES                    (15,269,107)        (33,073,990)
                                                        _____________       _____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                 7,867,691          31,348,243
  Net increase in securities sold under repurchase
    agreements and FHLB borrowings                         4,867,870             752,946
  Issuance of notes payable                                  415,000              75,000
  Repayments of notes payable                               (308,649)           (196,774)
  Proceeds from issuance of common stock                           -             198,097
  Payment of dividends                                      (323,390)           (311,325)
                                                        _________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                 12,518,522          31,866,187

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS          (458,921)          1,020,385

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            14,487,690          20,603,536
                                                        _____________       _____________

CASH & CASH EQUIVALENTS AT END OF PERIOD                 $14,028,769         $21,623,921
                                                        =============       =============


    See notes to consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of June 30, 2000 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1999 annual consolidated report and Form 10-KSB.

      The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the activity in the allowance for loan and lease losses is as follows:



                                             Six Months Ended
                                                 June 30,
                                             2000           1999
                                        __________      __________
       Balance at beginning of period   $1,967,326      $1,860,490
         Provision for loan losses         394,353         504,950
         Recoveries                         76,871          65,122
         Loans charged off                (370,368)       (526,873)
                                        __________      __________

       Balance at end of period         $2,068,182      $1,903,689
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

     Following is a summary of MidSouth's comprehensive income for the six months ended June 30, 2000 and 1999.



                                             2000           1999
                                        ___________     ___________
           Net income                    $1,339,827      $1,264,707
           Other comprehensive income
              (losses), net of tax           52,280        (664,650)
                                        ___________     ___________
           Total comprehensive income    $1,392,107        $600,057
                                        ===========     ===========



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

MidSouth Bancorp, Inc. announced net income of $791,559 for the second quarter of 2000, a 19% increase over net income of $667,857 reported for the second quarter of 1999. Income available to common shareholders totaled
$756,154 for the second quarter of 2000, compared to $634,954 for the second quarter of 1999. Basic earnings per share were $.30 and $.26 for the quarters ended June
30, 2000 and 1999, respectively. Diluted earnings per share were $.27 for the second quarter of 2000 compared to $.23 for the second quarter of 1999.

Net income for the six months ended June 30, 2000 totaled
$1,339,827 compared to $1,264,707 for the six months ended June 30, 1999. Basic earnings per share were $.51 and $.49 for the two six month periods, respectively.
Diluted earnings per share were $.45 for the six months ended June 30, 2000 compared to $.43 for the six months ended June 30, 1999.

The increase in earnings resulted from increased net interest income primarily due to a higher volume of loans as a percentage of earning assets combined with an increase in the net yield on earning assets. An increase in non-interest income from service charges on deposit accounts and sales of credit life insurance contributed to the increase in earnings for the three and six month periods ending June
30, 2000. Net income was also favorably affected by decreases in provisions for loan losses of $60,609 and $110,587, respectively for the quarter and six months.

The increased net interest income and non-interest income were partially offset by increases in non-interest expense, primarily salaries and benefits and occupancy expenses.
These increases reflect the opening of three additional offices in the past twelve months and expenses associated with the development and introduction of MidSouth's internet banking product, NetBanking. Launched on May
1, 2000, by June 30th 6% of MidSouth's demand deposit customer base was using NetBanking for on-line account access, bill paying, or cash management services.

Total end of period consolidated assets increased $8.2 million, from $282.5 million at June 30, 1999 to $290.7 million at June 30, 2000. Interest-bearing deposits decreased $6.4 million and total deposits decreased $1.7 million, from $201.6 million and $261.3 million, respectively at June 30, 1999 to $195.1 million and $259.6 million at June 30, 2000. The decrease results primarily from the loss of a large public fund contract in the third quarter of 1999, offset by a $4.7 million increase in demand deposits.

Loans, net of Allowance for Loan Losses ("ALL"), increased $20.2 million or 13%, from $160.8 million in the second quarter of 1999 to $181.0 million in the second quarter of 2000. Provisions for loan and lease losses totaled $177,391 in the second quarter of 2000 compared to $238,000 in the second quarter of 1999, and $394,353 in the first six months of 2000 compared to $504,950 in the comparable 1999 period.

Nonperforming loans as a percentage of total loans decreased slightly from .10% in June of 1999 to .08% in June of 2000. Loans past due ninety days and over decreased, from $550,516 at June 30, 1999 to $491,871 at
June 30, 2000. Other real estate owned increased $104,661 for the same period. The ALL represented 339% of nonperforming assets as of June 30, 2000 compared to 364% as of June 30, 1999.

MidSouth's leverage ratio was 6.34% at June 30, 2000, up from 5.70% at June 30, 1999. Return on average common equity for the quarter was 19.97% and return on average assets was 1.10%.



Earnings Analysis

Net Interest Income

Average earning assets increased 2%, or $6.1 million, from $254.5 million for the three months ended June 30, 1999 to $260.6 million for the three months ended June 30, 2000.
The mix of earning assets shifted significantly, from 62% of average earning assets in loans for the second quarter of 1999 up to 68% in the second quarter of 2000. The average yield on loans increased 28 basis points, from 10.13% to 10.41% for the six months ended June 30, 2000.

Market competition for quality credits held commercial and real estate loan yields to a 4 basis point increase in quarterly comparison. Consumer loan yields increased 124 basis points primarily due to insurance premium financing loans acquired with the purchase of TMC Financial
Services, Inc. ("TMC") on May 15,1999. For the quarter ending June 30, 2000, TMC's portfolio averaged $3.3 million with an average yield of approximately 22%. In the second quarter of 1999, TMC's portfolio had a lesser impact on consumer yields due to a fewer number of days held in the Bank's loan portfolio. Also included in calculating consumer loan yields, the Finance Company's portfolio averaged $1.7 million in consumer finance loans yielding an average of 28% for the second quarter of 2000.
Additionally, credit card loans at the Bank averaged $1.3 million and yielded an average of 19% for the same period.


Investment volume increased by $4.3 million, from $77.9 million at June 30, 1999 to $82.2 million at June 30, 2000.
The volume of federal funds sold decreased $17.1 million in quarterly comparison due to the anticipated withdrawal of significant public fund deposits in the third quarter of 1999. The average taxable-equivalent yield on investments increased 18 basis points, from 6.34% at June 30, 1999 to 6.52% at June 30, 2000. The change in the mix of earning assets combined with higher yields increased the taxable-equivalent yield on quarterly average earning assets 58 basis points, from 8.58% for the second quarter of 1999 to 9.16% for the second quarter of 2000.

Average interest-bearing deposits decreased $3.1 million in quarterly comparison, from $199.0 million at June 30, 1999 to $195.9 million at June 30, 2000, primarily due to the withdrawal of public fund deposits in the third quarter of 1999. The rate paid on interest-bearing deposits increased
28 basis points for the same period and resulted in increased interest expense for the quarter ended June 30, 2000 despite the decrease in volume. An increase in overnight borrowings with the Federal Home Loan Bank of Dallas resulted in an increase in total interest-bearing liabilities of $2.3 million in quarterly comparison. The average rate paid on total interest-bearing liabilities increased 35 basis points, from 4.01% for the quarter ended
June 30, 1999 to 4.36% for the quarter ended June 30,
2000.

The net effect of changes in the volume and mix of average earning assets and interest-bearing liabilities increased net interest income $334,640 in quarterly comparison. The net taxable-equivalent yield on average earning assets increased 34 basis points, from 5.39% for the quarter ended June 30, 1999 to 5.73% for the quarter ended June 30,
2000. Review of the changes in the volume and yields of average earning assets and interest-bearing liabilities between the two six month periods ended June 30, 2000 and 1999 reflected results similar to the quarterly comparison. The net taxable-equivalent yield on average earning assets for the six months ended June 30, 2000 increased 35 basis points from 5.39% at June 30, 1999 to 5.74% at June 30, 2000. As a result, net interest income increased $785,227 between the two six month periods reviewed.


Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $108,241 for the three months and $143,129 for the six months ended June
30, 2000 as compared to the same periods for 1999. The increases resulted primarily from an increase in service charge income due to a higher volume of accounts serviced and additional insufficient funds fees.

Other non-interest income, net of gains on sales of investment securities, increased $27,095 in quarterly comparison and $77,441 in year-to-date comparison. A mortgage origination program with a third party processor contributed $11,531 to the increase for the quarter and $14,365 for the six months ended June 30, 2000. Lease income from a third party investment firm contributed
$13,625 to the quarterly increase and $26,686 to the year-to-date increase. VISA merchant, debit card and ATM fee income increased in 2000, however, expenses associated with these programs have also increased, offsetting the income. Income from the sale of credit life insurance increased $43,263 for the quarter and $84,389 for the six months period ended June 30, 2000 as compared to the same periods ended June 30, 1999.

Non-interest Expense

Non-interest expense increased  $385,646 for the three
months and $1,017,344 for the six months ended June 30,
2000 compared to the three and six months ended June 30,
1999.   Increases were recorded primarily in the categories
of salaries and employee benefits and occupancy expenses due primarily to the three new offices opened in the past twelve months. In addition, increases were recorded in credit reporting expenses, VISA programs and ATM processing fees. These increases reflect MidSouth's long term investment in staff development, system upgrades and market penetration.

Salaries and employee benefits increased primarily due to additional staff and an increase in the cost of group health insurance. The number of full-time equivalent ("FTE") employees increased by 14, from 169 in June 1999 to 183 in June 2000. The increase results primarily from staffing three new locations and an electronic banking department responsible for MidSouth's NetBanking product introduced during the second quarter of 2000.

Occupancy expense increased in the three and six month periods ended June 30, 2000 compared to the same period of 1999 due to increases in depreciation of building, furniture, and equipment, maintenance expenses incurred on fixed assets and property taxes.

Balance Sheet Analysis

MidSouth ended the second quarter of 2000 with
consolidated assets of $290,655,749, an increase of  $13.9
million or 5% from the $276,723,841 reported for December 31, 1999. Deposits increased over the six months ended June 30, 1999 by $7.9 million, from $251,690,206 at December 31, 1999 to $259,557,897, primarily in commercial and individual money market accounts.

Loans experienced growth of $12.6 million in the first six months of 2000, primarily during the second quarter, with the majority of the increase in commercial and real estate loans. Securities available-for-sale decreased $808,041 from $55,689,863 at December 31, 1999 to $54,881,822 at June 30, 2000. The decrease reflects sales, maturities and principal paydowns of $7.5 million, offset by purchases of $6.7 million. Purchases of securities held-to-maturity totaled $2.0 million for the same period. Unrealized losses in the securities available-for-sale portfolio, net of unrealized gains and tax effect, were $896,150 at June 30, 2000, compared to a net unrealized loss of $948,430 at December 31, 1999. These amounts result from interest rate fluctuations and do not represent permanent adjustment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

As of June 30, 2000, MidSouth's leverage ratio was 6.34% as compared to 6.23% at December 31, 1999. Tier 1 capital to risk-weighted assets was 9.20% and total capital to risk-weighted assets was 10.25% at the end of the second quarter of 2000. At year-end 1999, Tier 1 capital to risk-weighted assets was 9.47% and total capital to risk-weighted assets was 10.55%.

Nonperforming Assets and Past Due Loans

Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.




                     Nonperforming Assets and

                      Loans Past Due 90 Days

===========================================================

                          June      December       June
                           30,         31,          30,
                          2000        1999         1999

===========================================================

Nonperforming loans     $147,145    $234,962     $165,630


Other real estate
owned, net               462,236     569,963      357,575

Other assets repossessed       -      31,755       42,563

                         __________________________________

Total nonperforming
  assets                $609,381    $836,680     $565,768
                         ==================================


Loans past due 90 days
  or more and still
  accruing              $491,871    $793,823     $550,516



Nonperforming loans
  as a % of total loans     .08%       0.14%        0.10%


Nonperforming assets
  as a % of total loans,
  other real estate
  owned and other assets
  Repossessed              0.33%       0.49%        0.35%


ALL as a % of
nonperforming assets     339.39%     235.13%      363.85%

Nonperforming assets were $609,381 as of June 30, 2000 a
decrease of  $227,299 from the $836,680 reported for
December 31, 1999 and an increase of $43,613 from the
$565,768 reported for June 30, 1999.   Loans past due 90
days or more increased from $550,516 in June 1999 to $793,823 in December 1999 and decreased to $491,871 as of June 30, 2000. Of the $491,871 in loans past due 90 days or more, $66,058 were funded by the Finance
Company and $15,694 represent past due insurance premium financing loans at TMC.

Specific reserves have been established in the ALL to cover potential losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $2,068,182 in the reserve as of June 30, 2000 is sufficient to cover potential losses in nonperforming assets and in the loan and lease portfolios. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of MidSouth Bancorp, Inc.
held May 10, 2000 at 2:00 p.m., the Class III Directors were elected.


 The following provides information as to the votes:



Election of Directors       For     Withheld    Abstentions   Broker Non-Votes

C. R. Cloutier         1,876,165     9,138

J. B. Hargroder        1,876,544     8,759

William Simmons        1,876,207     9,096



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



                                         MidSouth Bancorp, Inc.
                                         (Registrant)


Date:  August 14, 2000


                                         /s/ C. R. Cloutier
                                         C. R. Cloutier, President & CEO



                                         /s/ Karen L. Hail
                                         Karen L. Hail, Executive Vice
                                         President & CFO



                                         /s/ Teri S. Stelly
                                         Teri S. Stelly, Senior Vice
                                         President & Controller