Form 10QSB
period 2000-09-30
MIDSOUTH BANCORP INC
filed 2000-11-14
CIK 745981

UNITED STATES SECURITIES AND
			 EXCHANGE COMMISSION
		       WASHINGTON, D.C.  20549


			     FORM 10QSB


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended.......  September 30, 2000


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

State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date.           Outstanding as of  October 31, 2000


Common stock, $.10 par value                            2,515,166



	     Transitional Small Business Disclosure Format:

			Yes _______     No ____ X _____

PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                  Page

	 Financial Highlights                               3

	 Statements of Condition - September 30, 2000
	 and December 31, 1999                              4

	 Statements of Income - Three and Nine Months
	 Ended September 30, 2000 and 1999                  5


	 Statement of Stockholders' Equity - Nine Months
	 Ended September 30, 2000                           6

	 Statements of Cash Flows - Nine Months Ended
	 September 30, 2000 and 1999                        7

	 Notes to Financial Statements                      8


Item 2.  Management's Discussion and Analysis or
	 Plan of Operation                                  9


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                  15


Signatures                                                 16



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)
					   Three Months Ended        Nine Months Ended
					      September 30,            September 30,
EARNINGS DATA                              2000         1999         2000         1999
					_________________________________________________

Net interest income                     $3,710,140   $3,490,818  $10,814,484   $9,859,688
Provision for loan losses                  200,727      173,100      595,080      678,050
Non-interest income                      1,144,698    1,048,458    3,339,762    2,936,793
Non-interest expense                     3,582,430    3,390,025   10,682,132    9,468,136
Provision for income tax                   276,150      263,175      741,676      672,612
Net income                                 795,531      712,976    2,135,358    1,977,683
Preferred dividend requirement   <FN1>     139,905       32,648      213,369       98,934
Income available to common shareholders   $655,626     $680,328   $1,921,989   $1,878,749
=========================================================================================

PER COMMON SHARE DATA
Basic earnings per share                     $0.26        $0.28        $0.77        $0.77
Diluted earnings per share                   $0.24        $0.24        $0.70        $0.67

Book value at end of period                  $6.67        $5.94        $6.67        $5.94
Market price at end of period                $8.25        $9.69        $8.25        $9.69
Market price of preferred stock at end
  of period                                 $24.00       $32.25       $24.00       $32.25
Weighted average shares outstanding
   Basic                                 2,489,829    2,448,731    2,484,202    2,435,075
   Diluted                               2,901,198    2,957,899    2,916,018    2,953,762
=========================================================================================

AVERAGE BALANCE SHEET DATA
Total assets                          $294,150,115 $272,931,156 $286,946,682 $270,967,649
Earning assets                         267,852,903  247,978,295  260,948,866  246,082,219
Loans and leases                       188,899,108  164,582,595  179,316,245  159,434,500
Interest-bearing deposits              200,080,042  183,787,961  197,278,349  187,751,988
Total deposits                         263,390,523  243,919,986  259,816,194  247,546,397
Common stockholders' equity             15,708,534   14,690,259   15,123,417   14,109,208
Total stockholders' equity              17,687,432   16,870,940   17,189,188   16,317,784
=========================================================================================

SELECTED RATIOS
Return on average assets
  (annualized)                                1.07%        1.04%        0.99%        0.98%
Return on average common equity
  (annualized)     <FN2>                     19.27%       18.37%       17.87%       17.80%
Return on average total equity
  (annualized)                               17.84%       16.77%       16.55%       16.20%
Leverage capital ratio                        6.31%        6.10%        6.31%        6.10%
Tier 1 risk-based capital ratio               8.97%        9.18%        8.97%        9.18%
Total risk-based capital ratio               10.02%       10.25%       10.02%       10.25%
Allowance for loan losses as a %
  of total loans                              1.13%        1.14%        1.13%        1.14%
==========================================================================================

PERIOD ENDING BALANCE SHEET DATA         9/30/00      9/30/99    Net Change     % Change
Total assets                          $303,226,581 $275,777,727  $27,448,854         9.95%
Earning assets                         275,127,836  250,673,950  $24,453,886         9.76%
Loans and leases, net                  191,634,652  168,186,278  $23,448,374        13.94%
Interest-bearing deposits              208,887,685  180,445,483  $28,442,202        15.76%
Total deposits                         274,543,111  240,213,936  $34,329,175        14.29%
Common stockholders' equity             16,773,407   14,662,603   $2,110,804        14.40%
Total stockholders' equity              18,634,742   16,839,091   $1,795,651        10.66%
==========================================================================================


  <FN1> - A $107,250 charge resulting from the retirement of 11,000
	  shares of MidSouth Bancorp, Inc. Series A Preferred Stock is included in the amount recorded as preferred dividends for the three and nine month periods ended 9/30/00.
  <FN2> - Return on average common equity is calculated before the
	  effect of the $107,250 charge related to the retirement of 11,000 shares of preferred stock for the three and nine month periods ended 9/30/00.






MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

=================================================================================

						    September 30,   December 31,
							2000            1999 *
ASSETS                                               (unaudited)
						    ___________      ___________
Cash and due from banks                             $13,054,019      $13,587,690
Federal funds sold                                    5,700,000          900,000
						    ___________      ___________

     Total cash and cash equivalents                 18,754,019       14,487,690

Interest bearing deposits in banks                      103,022          356,124
Securities available-for-sale, at fair value
  (cost of $52,964,558 in September 2000
  and $57,106,793 in December 1999)                  52,192,858       55,689,863
Securities held-to-maturity (estimated market
  value of $23,557,063 in September 2000 and
  $20,776,767 in December 1999)                      23,316,587       21,287,597
Loans, net of allowance for loan losses of
  $2,180,717 in September 2000 and $1,967,326
  in December 1999                                  191,634,652      168,501,407
Bank premises and equipment, net                     11,951,432       11,367,815
Other real estate owned, net                            456,774          569,963
Accrued interest receivable                           2,445,520        1,919,182
Goodwill, net                                           508,341          554,153
Other assets                                          1,863,376        1,990,047
						    ___________      ___________

     Total assets                                  $303,226,581     $276,723,841
						    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                              $65,655,426      $63,668,676
  Interest bearing                                  208,887,685      188,021,530
						    ___________      ___________

     Total deposits                                 274,543,111      251,690,206

Securities sold under
     repurchase agreements                            1,290,455          606,601
FHLB advances                                         3,000,000        3,000,000
Accrued interest payable                                784,621          715,171
Long-term notes payable                               4,478,317        3,459,097
Other liabilities                                       495,335          327,605
						    ___________      ___________

     Total liabilities                              284,591,839      259,798,680
						    ___________      ___________

Commitments and contingencies                                 -                -

Stockholders' Equity:
   Preferred Stock, no par value,
     $14.25 stated value - 5,000,000
     shares authorized, 130,620 and
     152,736 issued and outstanding on
     September 30, 2000 and
     December 31, 1999, respectively                  1,861,335        2,176,488
   Common stock, $.10 par value- 5,000,000
     shares authorized, 2,515,166 and
     2,481,843 issued and outstanding on
     September 30, 2000 and December 31, 1999,
     respectively                                       251,517          248,184
   Surplus                                           11,138,784       10,983,714
   Unearned ESOP shares                                (193,498)         (89,044)
   Unrealized losses on securities available-
     for-sale, net of deferred taxes
     of ($247,750) in September 2000
     and ($468,500) in December 1999                   (523,950)        (948,430)
   Retained earnings                                  6,100,554        4,554,249
						    ___________      ___________

     Total stockholders' equity                      18,634,742       16,925,161
						    ___________      ___________

Total liabilities and stockholders' equity         $303,226,581     $276,723,841
						    ===========      ===========



  * The consolidated statement of condition at December 31, 1999 is taken from the audited balance sheet on that date.
      See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

========================================================================================



				    Three Months Ended            Nine Months Ended
				      September 30,                  September 30,
				    2000           1999           2000           1999
				  _________________________   __________________________
INTEREST INCOME:
Loans, including fees             $5,044,852     $4,246,928   $14,091,971    $12,030,667
Securities
     Taxable                         864,189        916,359     2,633,047      2,457,620
     Nontaxable                      310,482        283,383       904,580        821,172
Federal funds sold                    18,795         10,633        86,081        382,932
				   _________      _________    __________     __________

TOTAL                              6,238,318      5,457,303    17,715,679     15,692,391
				   _________      _________    __________     __________

INTEREST EXPENSE:
Deposits                           2,310,882      1,797,777     6,421,514      5,535,132
Securities sold under repurchase
  agreements, federal funds
  purchased and advances             129,218        99,320        237,209        102,359
Long term debt                        88,078        69,388        242,472        195,212
				   _________      _________    __________     __________

TOTAL                              2,528,178      1,966,485     6,901,195      5,832,703
				   _________      _________    __________     __________

NET INTEREST INCOME                3,710,140      3,490,818    10,814,484      9,859,688

PROVISION FOR LOAN LOSSES            200,727        173,100       595,080        678,050
				   _________      _________    __________     __________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES        3,509,413      3,317,718    10,219,404      9,181,638
				   _________      _________    __________     __________

OTHER OPERATING INCOME:
Service charges on deposits          826,335        759,445     2,399,830      2,189,811
Gains on securities, net              14,356             -         16,126              -
Credit life insurance                 61,294         66,271       187,023        107,611
Other charges and fees               242,713        222,742       736,783        639,371
				   _________      _________    __________     __________

TOTAL OTHER INCOME                 1,144,698      1,048,458     3,339,762      2,936,793
				   _________      _________    __________     __________

OTHER EXPENSES:
Salaries and employee benefits     1,716,730      1,635,085     5,041,045      4,496,013
Occupancy expense                    828,804        691,414     2,399,469      2,016,803
Other                              1,036,896      1,063,526     3,241,618      2,955,320
				   _________      _________    __________     __________

TOTAL OTHER EXPENSES               3,582,430      3,390,025    10,682,132      9,468,136
				   _________      _________    __________     __________

INCOME BEFORE INCOME TAXES         1,071,681        976,151     2,877,034      2,650,295
PROVISION FOR INCOME TAXES           276,150        263,175       741,676        672,612
				   _________      _________    __________     __________

NET INCOME                           795,531        712,976     2,135,358      1,977,683
PREFERRED DIVIDEND REQUIREMENT       139,905         32,648       213,369         98,934
				   _________      _________    __________     __________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                     $655,626       $680,328    $1,921,989     $1,878,749
				   =========      =========    ==========     ==========

BASIC EARNINGS PER COMMON SHARE        $0.26          $0.28         $0.77          $0.77
				   =========      =========    ==========     ==========

DILUTED EARNINGS PER COMMON SHARE      $0.24          $0.24         $0.70          $0.67
				   =========      =========    ==========     ==========






MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)


											       UNREALIZED
											      (GAINS)LOSSES
											      ON SECURITIES
			   PREFERRED STOCK         COMMON STOCK                       ESOP      AVAILABLE    RETAINED
			  SHARES     AMOUNT      SHARES    AMOUNT      SURPLUS     OBLIGATION   FOR-SALE     EARNINGS     TOTAL
			  ___________________   ___________________   ___________  ___________________________________  ___________

BALANCE,
  DECEMBER 31, 1999       152,736  $2,176,488   2,481,843  $248,184   $10,983,714   ($89,044)   ($948,430)  $4,554,249  $16,925,161

Dividends on
  common stock                                                                                                (375,684)   (375,684)
Dividends on
  preferred stock                                                                                             (106,119)   (106,119)
Preferred stock
  conversion              (11,116)   (158,403)     33,323     3,333       155,070
Retirement of
  preferred stock         (11,000)   (156,750)                                                                (107,250)   (264,000)
Net income                                                                                                   2,135,358    2,135,358
Increase in ESOP
  obligation,
  net of repayments                                                                 (104,454)                             (104,454)
Net change in unrealized
  gain/loss on securities
  available-for-sale,
  net of tax                                                                                      424,480                   424,480
			 ________  __________   _________  ________   ___________  _________    _________   __________  ___________
BALANCE,
  SEPTEMBER 30, 2000      130,620  $1,861,335   2,515,166  $251,517   $11,138,784  ($193,498)   ($523,950)  $6,100,554  $18,634,742
			 ========  ==========   =========  ========   ===========  =========    =========   ==========  ===========


See notes to consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999

						      September 30, 2000  September 30, 1999
						      __________________  __________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $2,135,358          $1,977,683
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                          1,021,680             878,710
    Provision for loan losses                                595,080             678,050
    Provision for deferred income taxes                        4,548              12,228
    Discount accretion, net                                   64,031              39,887
    Gains on sale of securities, net                         (16,126)                  -
    Gain on sale of premises and equipment                    (3,720)             (2,926)
    Loss on sale of other real estate owned                    1,639                   -
    Write-down of other real estate owned                     93,000                   -
    Change in accrued interest receivable                   (526,338)           (275,781)
    Change in accrued interest payable                        69,450             103,440
    Change in other liabilities                              167,730             258,972
    Change in other assets                                   (98,627)           (119,595)
						       _____________        ____________
NET CASH PROVIDED BY OPERATING ACTIVITIES                  3,507,705           3,550,668
						       _____________        ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits in banks         253,102               2,787
  Proceeds from sales of securities available-for-sale     2,064,519
  Proceeds from maturities and calls of securities
    held-to-maturity                                               -              25,000
  Proceeds from maturities and calls of securities
    available-for-sale                                     9,715,737          10,704,344
  Purchases of securities available-for-sale              (7,683,611)        (27,037,460)
  Purchases of securities held-to-maturity                (2,031,305)         (2,092,845)
  Loan originations, net of repayments                   (23,945,440)        (12,516,626)
  Purchases of premises and equipment                     (1,566,015)         (2,524,357)
  Proceeds from sales of premises and equipment               10,250              25,000
  Proceeds from sales of other real estate owned             131,211              58,724
  Purchase of insurance premium financing company                  -          (3,503,497)
						       _____________        ____________

NET CASH USED IN INVESTING ACTIVITIES                    (23,051,552)        (36,858,930)
						       _____________        ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                22,852,905          10,289,634
  Net (decrease) increase in securities sold under repurchase
    agreements and federal funds purchased                   683,854           2,302,514
  Increase in other borrowings                                     -          12,000,000
  Issuance of notes payable                                1,340,000              75,000
  Repayments of notes payable                               (320,780)           (223,071)
  Proceeds from issuance of common stock                           -             279,480
  Payment of dividends                                      (481,803)           (467,333)
  Returned of preferred stock                               (264,000)             17,500
						       _____________        ____________

NET CASH PROVIDED BY FINANCING ACTIVITIES                 23,810,176          24,273,724

NET DECREASE IN CASH & CASH EQUIVALENTS                    4,266,329          (9,034,538)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            14,487,690          20,603,536
						       _____________        ____________

CASH & CASH EQUIVALENTS AT END OF PERIOD                 $18,754,019         $11,568,998
						       =============        ============



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of September 30, 2000 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 1999 annual consolidated report and Form 10-KSB.

      The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN AND LEASE LOSSES

      An analysis of the activity in the allowance for loan losses is as follows:

						Nine Months Ended
						  September 30,
					      2000            1999
					   __________      __________

       Balance at beginning of period      $1,967,327      $1,860,490
	 Provision for loan losses            595,080         678,050
	 Recoveries                            99,788         109,387
	 Loans charged off                   (481,478)       (700,542)
					   __________      __________
       Balance at end of period            $2,180,717      $1,947,385
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

     Following is a summary of MidSouth's comprehensive income for the nine months ended September 30, 2000 and 1999.



					     2000            1999
					   __________      __________
	   Net income                      $2,135,358      $1,977,683
	   Other comprehensive income
	      (losses), net of tax            424,480        (675,350)
					   __________      __________

	   Total comprehensive income      $2,559,838      $1,302,333
					   ==========      ==========

4.  IMPACT OF NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued SFAS
     No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activites. Under this Statement, a company that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. At the date of initial application, a company may transfer any held-to-maturity security into the available-for-sale category or the trading category. A company will then be able in the future to designate a security transferred into the available-for-sale category as the hedged item. The unrealized holding gain or loss on a held-to-maturity security transferred to another category at the date of the initial application will be reported in net income or accumulated other comprehensive income consistent with the re-quirements of SFAS 115. Such transfers from the held-to-maturity category at the date of initial adoption will not call into question a company's intent to hold other debt securities to maturity in the future.

     SFAS No. 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption of the Statement is permitted. MidSouth expects to adopt this accounting standard on January 1, 2001 and does not expect the adoption of SFAS 133 will have a material impact upon its financial condition, results of operations or cash flows.

	    MANAGEMENT'S DISCUSSION AND ANALYSIS
		   OR PLAN OF OPERATION

This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 1999 annual consolidated financial statements, the notes thereto and the related
Management's Discussion and Analysis.

MidSouth's third quarter 2000 net income increased 12% over the third quarter of 1999. Net income totaled
$795,531 for the third quarter of 2000, compared to $712,976 for the third quarter of 1999. Income available to common shareholders for the third quarter of 2000 before a reduction of $107,250 resulting from the repurchase of 11,000 shares of preferred stock, was $762,878 as compared to $680,328 for the third quarter of 1999. The $107,250 reduction reflected the excess over book value of the purchase price of the preferred stock. Before the effect of the $107,250 charge, basic and diluted earnings per common share for the quarter ended September 30, 2000 were $.31 and $.27 per common share, respectively, and for the nine months ended September 30, 2000, basic earnings per common share were $.82 and diluted earnings per common share were $.72. Net income for the nine months ended September 30, 2000 was $2,135,358, compared to $1,977,683 reported for the nine months ended September
30, 1999.

In both quarterly and year-to date comparisons, net interest income increased due to a higher volume of earning assets.
 Non-interest income increased 9% in quarterly comparison and 14% in year-to-date comparison, primarily due to service charges on deposit accounts and mortgage loan processing fees. The increased net interest and non-interest income was substantially offset by increases in non-interest expense for the three and nine month periods ended
September 30, 2000 as compared to the same periods ended September 30, 1999. Increases were recorded primarily in salaries and benefits, occupancy, and data processing expenses. These increases reflect the addition of three banking offices to MidSouth's extensive branch network in the past twelve months, and the addition of the NetBanking product in the second quarter of 2000. NetBanking offers MidSouth's customers online access to their accounts and bill paying services 7 days a week, 24 hours a day.

MidSouth ended the third quarter of 2000 with total consolidated assets of $303.2 million, a $27.4 million or 10% increase over assets of $275.8 million at the end of the third quarter of 1999. Total deposits increased $34.3 million or 14%, and totaled $274.5 million at September
30, 2000 compared to $240.2 million at September 30,
1999.

Loans, net of Allowance for Loan Loss ("ALL"), increased
$23.4 million or 14%, from $168.2 million at September
30, 1999 to $191.6 million at September 30, 2000.
Provisions for loan losses increased $27,627 in quarterly comparison, but year-to-date comparison reflected a decrease of $82,970. Nonperforming loans as a percentage of total loans decreased from .15% as of September 30, 1999 to .08% as of September 30, 2000. Total nonperforming assets decreased $48,641, from $662,521 at September 30, 1999 to $613,880 at September 30, 2000.

The ALL represented 315.71% of nonperforming assets at September 30, 1999, compared to 355.24% at September
30, 2000.

MidSouth's leverage ratio was 6.31% for the quarter ended
September 30, 2000, compared to 6.10% for the quarter ended September 30, 1999. Return on average common equity, before the effect of the $107,250 charge, was 19.27% for the third quarter of 2000 compared to 18.37% for the third quarter of 1999.

Earnings Analysis

Net Interest Income

Average earning assets increased 8%, or $19.9 million, from $248.0 million for the three months ended September
30, 1999 to $267.9 million for the three months ended September 30, 2000. The mix of earning assets shifted from 66% of average earning assets in loans for the third quarter of 1999 up to 71% in the third quarter of 2000. The average yield on loans increased 48 basis points, from 10.12% to 10.60% at September 30, 2000. Yields increased due to changes in the prime lending rate over the past twelve months. New York Prime increased 125 basis points from 8.25% at September 30, 1999 to 9.50% at September 30, 2000. Market competition for quality credits held commercial loan yields to a 30 basis point increase, while consumer loan yields increased 134 basis points in quarterly comparison.

Average investment volume declined $4.8 million, from $82.5 million at September 30, 1999 to $77.7 million at September 30, 2000 as a greater portion of available funds were used to fund increased loan demand. The average taxable-equivalent yield on investments increased 40 basis points from at 6.29% at September 30, 1999 to 6.69% at September 30, 2000.

The increase in average loan volume as a percentage of average earning assets combined with improved yields increased the taxable-equivalent yield on quarterly average earning assets 61 basis points, from 8.83% for the third quarter of 1999 to 9.44% for the third quarter of 2000.

An average volume increase of $17.0 million in interest-bearing liabilities resulted in increased interest expense for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. In addition, the average rate paid on interest-bearing liabilities increased 73 basis points, from 4.01% at September 30, 1999 to 4.74% at September 30, 2000. The percentage of average interest-bearing deposits to average total deposits remained stable at 76% at September 30, 2000, up 1% from 75% at September 30, 1999.

The net effect of changes in rate, volume and mix of average earning assets and interest-bearing liabilities increased net interest income $219,322 in quarterly comparison. The net taxable-equivalent yield on average earning assets remained stable with a 2 basis points increase, from 5.68% for the quarter ended September 30, 1999 to 5.70% for the quarter ended September 30, 2000.

Review of the changes in the volume and yields of average earning assets and interest-bearing liabilities between the two nine month periods ended September 30, 2000 and 1999 reflected results similar to the quarterly comparison.
The net taxable-equivalent yield on average earning assets for the nine months ended September 30, 2000 increased 23 basis points from 5.49% at September 30, 1999 to 5.72% at September 30, 2000. The improvement in net yield on earning assets resulted in increased net interest income of $954,796 between the two nine month periods reviewed.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $66,890 for the three months and $210,019 for the nine months ended
September 30, 2000 as compared to the same periods for 1999. The increases resulted primarily from additional service charge income due to a higher volume of accounts serviced.

Other non-interest income, excluding gains on sales of securities and credit life insurance, increased $19,971 in quarterly comparison and $97,412 in year-to-date comparison. A mortgage origination program with a third party processor contributed $17,384 to the increase for the quarter and $31,750 for the nine months ended September 30, 2000.
VISA merchant and debit card income increased significantly in 2000, however, expenses associated with these programs also increased, offsetting the income.
Income from the sale of credit life insurance decreased
$4,977 for the quarter and increased $79,412 for the nine months period ended September 30, 2000 as compared to the same periods ended September 30, 1999.

Non-interest Expense

Non-interest expense increased  $192,405 for the three
months and $1,213,996 for the nine months ended
September 30, 2000 compared to the three and nine months
ended September 30, 1999.   Increases were recorded
primarily in the categories of salaries and employee benefits, occupancy, and data processing expenses due to the addition of three new offices over the past twelve months. These increases reflect MidSouth's long term investment in staff development, system upgrades and market penetration.

Balance Sheet Analysis

MidSouth ended the third quarter of 2000 with consolidated assets of $303,226,581, an increase of $26.5 million or 9.60% from the $276,723,841 reported for December 31, 1999. Deposits increased over the nine months ended
September 30, 2000 by $22.9 million to $274,543,111.
Most of the growth in deposits was in interest-bearing deposits, primarily money market indexed accounts.

MidSouth's loan portfolio grew $23.3 million in the nine months ended September 30, 2000, with the majority of the increase in commercial and real estate loans. Securities available-for-sale decreased $3.5 million, from $55.7 million at December 31, 1999 to $52.2 million at September 30, 2000. The decrease reflects sales of $2.1 million, purchases of $ 7.7 million and maturities and principal paydowns of $9.7 million, partially offset by an improvement in market valuation. Purchases of securities held-to-maturity totaled $2.0 million for the same period. Unrealized losses in the securities available-for-sale portfolio, net of deferred taxes, were $523,950 at September 30, 2000, compared to net unrealized losses of $948,430 at December 31, 1999.
These amounts result from interest rate fluctuations and do not represent permanent adjustment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

As of September 30, 2000, MidSouth's leverage ratio was
6.31% as compared to 6.23% at December 31, 1999. Tier 1 capital to risk-weighted assets was 8.97% and total capital to risk-weighted assets was 10.02% at the end of the third quarter of 2000. At year-end 1999, Tier 1 capital to risk-weighted assets was 9.47% and total capital to risk-weighted assets was 10.55%.

Nonperforming Assets and Past Due Loans
Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.




			    TABLE 1

		    Nonperforming Assets and

		     Loans Past Due 90 Days


=======================================================================

			   September      December          September
			      30,            31,                30,
			     2000           1999               1999
========================================================================

Nonperforming loans

   Nonaccrual loans        $ 157,106       $ 234,962         $ 247,777


Other real estate owned,
   net                       456,774         569,963           369,049

Other assets repossessed           -          31,755            45,695
			   ___________________________________________

Total nonperforming
  assets                   $ 613,880       $ 836,680         $ 662,521
			   ===========================================


Loans past due 90 days

Or more and still
  accruing                  $ 606,671       $ 793,823         $ 605,510


Nonperforming loans as a
  % of total loans               .08%           0.14%             0.15%



Nonperforming assets as a
  % of total loans,
  other real Estate owned
  and other assets
  Repossessed                    0.32%           0.49%             0.39%



ALL as a % of non-
  performing loans and
  other real estate
  owned                        355.24%         235.13%           315.71%


Nonperforming assets were $613,880 as of September 30, 2000, a decrease of $222,800 from the $836,680 reported for December 31, 1999 and a decrease of $48,641 from the $662,521 reported for September 30, 1999. Loans past due
90 days or more increased from $605,510 in September 1999 to $793,823 in December 1999 and then declined again
$606,671 as of September 30, 2000.  Of the $606,671 in
loans past due 90 days or more, $115,388 were funded by the Finance Company.

Specific reserves have been established in the ALL to cover potential losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $2,180,717 in the reserve as of September 30, 2000 is sufficient to cover potential losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

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



Date:  November 14, 2000

				/s/ C. R. Cloutier
				___________________________
				C. R. Cloutier, President &
				CEO


				/s/ Karen L. Hail
				___________________________
				Karen L. Hail, Executive
				Vice President & CFO



				/s/ Teri S. Stelly
				___________________________
				Teri S. Stelly, Senior Vice
				President & Controller