Form 10KSB
period 2000-12-31
MIDSOUTH BANCORP INC
filed 2001-04-02
CIK 745981

SECURITIES AND EXCHANGE COMMISSION

			  Washington, D.C.  20549

			       Form 10-KSB


     X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		       SECURITIES EXCHANGE ACT OF 1934


		 For the fiscal year ended December 31, 2000

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

	102 Versailles Blvd., Lafayette, LA             70501
      (Address of principal executive offices)        (Zip Code)

 Registrant's telephone number, including area code      (337) 237-8343

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __X__

Total revenues for the year ended December 31, 2000 were $ 19,244,945.

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant, calculated by reference to the closing sale price of MidSouth's common stock on the AMEX was $13,144,755. As of February 28, 2001 there were outstanding
2,515,166 shares of MidSouth Bancorp, Inc. common stock, $.10 par value, which stock is the only class of the Registrant's common stock.


		    DOCUMENTS INCORPORATED BY REFERENCE
      Proxy Statement for Annual Meeting of Shareholders to be held
			    May 8, 2001 - (Part III)



				  PART I



ITEM 1 - Business.

The Company

MidSouth Bancorp, Inc. ("MidSouth") is a Louisiana corporation registered as a bank holding company under the Bank Holding Company Act of 1956. Its operations are conducted through, and its primary asset is, MidSouth
Bank, N.A. (the "Bank"), a wholly-owned subsidiary. In the third quarter of 1996, MidSouth formed Financial
Services of the South, Inc. (the "Finance Company") to provide quality consumer finance throughout its market area. MidSouth, the Bank and the Finance Company are referred to collectively herein as "the Company."

The Bank

The Bank is a national banking association domiciled in Lafayette, Louisiana. The Bank provides a complete range of commercial and retail banking services primarily to professional, commercial and industrial customers in its market area. These services include, but are not limited to, interest bearing and non-interest bearing checking accounts, investment accounts, credit card services and issuance of cashier's checks, United States Savings Bonds and travelers checks. The Bank is an U.S. government depository. The Bank is also a member of the Electronic Data Services ("EDS") network through Comerica Bank, Dallas, Texas which provides its customers with automatic teller machine services through the GulfNet, Cirrus and Plus networks. Membership in the Community Cash Network provides
MidSouth's customers with additional access throughout the Greater New Orleans area with no surcharge. The Bank serves most types of lending demands including short-term business loans, other commercial, industrial and agricultural loans, real estate construction and mortgage loans and installment loans. The Bank operates at the seventeen locations described below under "Item 2 - Properties."

Employees

As of December 31, 2000, the Bank employed 181 full-time equivalent employees and the Finance Company employed 6 full-time equivalent employees. MidSouth has no employees who are not also employees of the Bank.
Through the Bank and the Finance Company, employees receive employee benefits which include an employee stock ownership plan, a 401-K plan and life, health and disability insurance plans. MidSouth considers the relationships of the Bank and the Finance Company with their employees to be very good.

Competition

The Bank faces keen competition in its market area not
only with other commercial banks, but also with savings
and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, money market mutual funds and brokerage
houses. In the Lafayette Parish area there are fifteen state chartered or national banks and three savings banks.
Several of the banks in Lafayette are subsidiaries of holding companies or branches of banks having far greater resources than the Company.  In addition, the Company
expects increased competition as a result of the Gramm-Leach-Bliley Act signed into law on November 12, 1999.
As discussed below, under "Recent Legislation  -  Gramm-
Leach-Bliley Act,"   banks will be able to offer their
customers a wider range of financial products and services. The legislation provides the ability to banks, securities firms, insurance companies, and financial technology companies to more readily combine.

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

Under provisions of the legislation, two new types of
regulated entities are authorized to engage in a broad range of financial activities much more extensive that those of standard holding companies. A "financial holding company" can engage in all newly-authorized activities and
is simply a bank holding company whose depository
institutions are well-capitalized, well-managed, and has a
CRA rating of "satisfactory" or better.   A "financial
subsidiary" is a direct subsidiary of a bank that satisfies the same conditions as a `financial holding company"plus several more. The "financial subsidiary" can engage in most of the newly-authorized activities, which are defined as securities, insurance, merchant banking/equity investment, "financial in nature," and "complementary" activities.

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

Capital Adequacy Requirements.  The Federal Reserve
Board monitors the capital adequacy of bank holding companies through the use of a combination of risk-based capital guidelines and leverage ratios. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of a company's assets. Certain off-balance sheet items, such as letters of credit and unused lines of credit, are also assigned risk-weights and included in the risk-based capital calculations. The guidelines require a minimum ratio of total qualifying capital to total risk-weighted assets of 8.0%, of which 4.0% must be in the form of Tier 1 capital. At December 31, 2000, the
Company's ratios of Tier 1 and total capital to risk-weighted assets were 8.54% and 9.55%, respectively. MidSouth's leverage ratio (Tier 1 capital to total average adjusted assets) was 6.05% at December 31, 2000. All three regulatory capital ratios for the Company exceeded regulatory minimums at December 31, 2000.

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

Capital Adequacy Requirements. A national bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on a bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain a minimum of total risk-based capital and Tier 1 capital to risk-weighted assets of 10% and 6%, respectively, and a minimum leverage ratio of 5%. All three regulatory capital ratios for the Bank exceeded these minimums at December 31, 2000.

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

ITEM 2 - Properties.

The Bank leases its principal executive and administrative offices and principal banking facility in Lafayette, Louisiana under a ten year lease expiring November 30, 2004. The Bank has six other banking offices in Lafayette, Louisiana, three in New Iberia and one banking office in each of Breaux Bridge, Cecilia, Jeanerette, Opelousas, Morgan City, Jennings, Lake
Charles, and Sulphur Louisiana. Thirteen of these offices are owned and five are leased. MidSouth also leases space for a loan production office opened in Thibodaux, Louisiana during the fourth quarter of 1999.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of MidSouth's security holders in the fourth quarter of 2000.

Executive Officers of the Registrant

C. R. Cloutier, 53 - President, Chief Executive Officer and
Director of MidSouth and the Bank

Karen L. Hail, 47 - Executive Vice President of the Bank and Chief Financial Officer, and Secretary and Treasurer of
MidSouth and the Bank

Donald R. Landry, 44 - Senior Vice President and Senior
Loan Officer of the Bank

Jennifer S. Fontenot, 46 - Senior Vice President of the
Bank

William R. Snyder, 60  - Senior Vice President of the
Bank since 1996; prior to his employment at the Bank, Mr.
Snyder was Senior Vice President for First National Bank of Ohio for 1 year and Senior Vice President for Banc One,
Cleveland, Ohio for 5 years.

Teri S. Stelly, 41 - Senior Vice President and Controller of
MidSouth and the Bank since 1997; Vice President and
Controller of MidSouth and the Bank since 1992.

David L. Majkowski, 51 - Vice President and Loan review officer of the Bank since 1997; Loan review officer of the Bank since 1995; prior to his employment at the Bank, Mr. Majkowski was Compliance Officer for St.
Martin Bank and Trust, St. Martinville, Louisiana for 15 years.

All executive officers of the Company are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.


			    PART II


ITEM 5 - Market for Registrant's Common Stock and
Related Stockholder Matters.

On April 19, 1993 MidSouth's common stock was accepted for listing on the American Stock Exchange, Inc./Emerging Company Marketplace. Effective August 1,
1995, the Company's common stock and its preferred stock has been listed on the regular American Stock Exchange, Inc. ("AMEX") under the symbols MSL and MSL.pr, respectively. As of March 2, 2001, there were 499 common shareholders of record and 165 preferred shareholders of record. The high and low sales prices for the past eight quarters are provided in the Selected
Quarterly Financial Data tables included with this filing under Item 7 and is incorporated herein by reference.

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



						       FIVE-YEAR SUMMARY OF SELECTED
							CONSOLIDATED FINANCIAL DATA

							 Year Ended December 31,
			       _________________________________________________________________________
				    2000           1999           1998           1997           1996
			       ____________   ____________   ____________   ____________   ____________
Gross interest income           $24,449,115    $21,072,733    $18,755,764    $15,776,416    $12,572,417
Interest expense                 (9,787,165)    (7,888,351)    (6,931,556)    (5,894,193)    (4,541,727)
			       ____________   ____________   ____________   ____________   ____________

Net interest income              14,661,950     13,184,382     11,824,208      9,882,223      8,030,690

Provision for loan losses          (897,038)      (906,950)      (999,950)      (854,400)      (674,500)

Other operating income            4,582,995      3,980,496      3,486,937      2,899,461      2,138,285
Other expenses                  (14,501,566)   (12,740,307)   (11,023,245)    (9,585,788)    (7,840,691)
			       ____________   ____________   ____________   ____________   ____________

Net income                        3,846,341      3,517,621      3,287,950      2,341,496      1,653,784

Provision for income taxes         (951,204)      (867,417)      (842,167)      (586,804)      (417,286)
			       ____________   ____________   ____________   ____________   ____________

Net Income                        2,895,137      2,650,204      2,445,783      1,754,692      1,236,498
Preferred stock dividend
  requirement <FN1>                (246,024)      (131,582)      (148,971)      (154,475)      (155,421)
			       ____________   ____________   ____________   ____________   ____________

Net income available to
  common stockholders            $2,649,113     $2,518,622     $2,296,812     $1,600,217     $1,081,077
			       ============   ============   ============   ============   ============


Basic earnings per share<FN2>         $1.07          $1.03          $0.95          $0.69          $0.48
Diluted earnings per share <FN2>      $0.95          $0.90          $0.83          $0.61          $0.40

Total loans                    $204,584,860   $170,468,733   $155,477,263   $130,888,144    $93,740,719
Total assets                    346,373,433    276,723,841    249,818,268    217,112,415    185,228,252
Total deposits                  319,547,205    251,690,206    229,924,302    200,067,751    171,616,508
Cash dividends on common stock      501,443        492,415        434,334        354,336        280,461
Long-term obligations             4,650,968      3,459,097      3,503,668      3,198,794      1,521,435

Selected ratios:
Loans to assets                       59.06%         61.60%         62.24%         60.29%         50.61%
Loans to deposits                     64.02%         67.73%         67.62%         65.42%         54.62%
Deposits to assets                    92.26%         90.95%         92.04%         92.15%         92.65%
Return on average assets               0.98%          0.97%          1.04%          0.78%          0.65%
Return on average common
  equity <FN3>                        17.70%         17.45%         19.16%         16.44%         13.09%



       <FN1>A $107,250 charge resulting from the retirement of 11,000 shares
	    of MidSouth Bancorp, Inc. Series A Preferred Stock is included in the amount recorded as preferred dividends for the year ended December 31, 2000.
       <FN2>Earnings per share have been adjusted to reflect a four for three
	    stock split paid on August 19, 1996 to shareholders of record on July 31, 1996, a 12 1/2% common stock dividend paid on August 27, 1997 to shareholders of record on August 6, 1997, and a three for two stock split paid on August 31, 1998 to shareholders of record on July 31, 1998.
       <FN3>Return on average common equity is calculated before the effect of
	    the $107,250 charge related to the retirement of 11,000 shares of preferred stock for the year ended December 31, 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MidSouth Bancorp, Inc. ("MidSouth") is a one-bank holding company that conducts substantially all of its business through its wholly-owned subsidiaries, MidSouth Bank, N.A. (the "Bank") and Financial Services of the South, Inc. (the "Finance Company"). Following is management's discussion of factors that management believes are among those necessary for an understanding of MidSouth's financial statements. The discussion should be read in conjunction with MidSouth's consolidated financial statements and the notes thereto presented herein.

OVERVIEW

Net income for the year ended December 31, 2000 totaled $2,895,137 compared to $2,650,204 for the year ended
December 31, 1999. Basic earnings per common share were $1.07 and $.1.03 for the two twelve-month periods, respectively. Annual diluted earnings per share were $.95 for December 31, 2000 and $.90 for December 31, 1999.
Earnings improved primarily due to increased net interest income and non-interest income. Three new banking offices opened in the past eighteen months increased operating expenses, but contributed to asset growth for the year 2000. Consolidated assets totaled $346.4 million at December 31, 2000, up $69.7 million over the $276.7 million at December
31, 1999.

Net interest income improved in annual comparison due to a higher volume of earning assets. Non-interest income increased 15% primarily due to increases in service charges on deposit accounts and insufficient funds fees, income from the sale of credit life insurance and fee income from third party mortgage loan processing. The increased net interest income and non-interest income was partially offset by increases in non-interest expense for the year ended December 31, 2000 as compared to December 31, 1999. Increased expenses were recorded primarily in salaries and benefits, and occupancy expenses. The increased expenses reflect the addition of three banking offices to MidSouth's extensive branch network over the past eighteen months and the addition of an internet banking product in the second quarter of 2000. These additions reflect MidSouth's commitment to meeting our existing customers needs and to expand and attract new customer relationships.

MidSouth recorded a 27% increase in deposits during the past twelve months. Deposits were $319.6 million at December 31, 2000, up $67.9 million from $251.7 million at December 31, 1999. Included in total deposits at year-end 2000 was a significant short-term deposit of approximately $24.6 million, most of which was withdrawn within the month of January
2001. Excluding this short-term deposit, MidSouth realized a 17% increase in deposits over the past year.

Loans, net of Allowance for Loan Losses ("ALL"), increased
$33.8 million or 20%, from $168.5 million at December 31, 1999 to $202.3 million at December 31, 2000. The majority of the loan growth occurred in the commercial and real estate portfolios. Provisions for loan losses totaled $897,038 for the year ended December 31, 2000 compared to $906,950 for the year ended December 31, 1999.

Nonperforming loans as a percentage of total loans decreased from .14% in December of 1999 to .08% in December of 2000 primarily due to the transfer of commercial real estate credits to other real estate owned. Subsequent disposals of some of the property related to these commercial real estate credits resulted in a decrease in other real estate owned, from $569,963 at December 31, 1999 to $446,046 at December 31, 2000.
Total nonperforming assets decreased in annual comparison, from $836,680 at December 31, 1999 to $605,772 at
December 31, 2000.

MidSouth's leverage ratio was 6.05% for the year ended
December 31, 2000, compared to 6.23% for the year ended
December 31, 1999.   Return on average common equity was
17.70% compared to 17.45% for the same periods, respectively. Annualized return on average assets was .98% for 2000 compared to .97% for 1999.

EARNINGS ANALYSIS

Net Interest Income

The primary source of earnings for MidSouth is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables 1 and 2 analyze the changes in net interest income for each of the three years in the period ended December 31, 2000.

Net interest income increased $1,477,568 for 2000 over 1999 and $1,360,174 for 1999 over 1998. The increase in net interest income for 2000 resulted primarily from growth in MidSouth's loan portfolio. In 1999, the growth was divided between the loan and investment portfolios. Average loans as a percentage of average earnings assets decreased from 67% in 1998 to 65% in 1999 and increased significantly to 69% in 2000. Interest income from loans, including loan fees, increased $3,158,068 from 1999 to 2000 and $1,479,858 from 1998 to 1999.

The increased interest income resulted from increases in average loan volume of $22.4 million or 14% in 2000 and $17.4 million or 12% in 1999. Average yield on total loans increased 49 basis points, from 10.06% in 1999 to 10.55% in 2000. A decrease of 19 basis points was recorded in 1999, from 10.25% in 1998 to 10.06%. For the higher volume commercial loan portfolio, average yields fell from 9.92% in 1998 to 9.58% in 1999, and then increased to 9.97% in 2000.
Changes in the New York prime lending rate combined with market competition for quality credits impacted MidSouth's loan yields over the past two years. After falling 50 basis points in the fourth quarter of 1998, the New York prime increased
75 basis points in 1999. However, MidSouth increased its prime only 50 basis points late in the fourth quarter of 1999.
During 2000, the New York prime rose one full percentage point and MidSouth adjusted its prime by the same amount.

Average yields in the installment loan portfolio rose from 11.18% in 1998 to 11.60% in 1999 and to 12.45% in 2000.
The installment portfolio yield benefited from the Finance Company's loans, which averaged $2.0 million and yielded an average rate of 25% in 2000. Credit card loans averaging $1.4 million with an average yield of 20% within the installment portfolio also contributed to the increased average yield. In addition, insurance premium financing loans acquired with the purchase of TMC Financial Services, Inc. ("TMC") in May
1999, boosted the installment loan portfolio yield for the year ended December 31, 2000 with an average rate of 25% earned on an average portfolio of $3.3 million.

Strong loan growth in 2000 resulted in decreased activity in the investment securities portfolio. The average volume of investment securities increased $2.0 million to $78.8 million in 2000 compared to $76.8 million in 1999. Average yields on investment securities increased 27 basis points, from 6.34% in 1999 to 6.61% in 2000. The increases in both volume and rate during 2000 resulted in increased interest income from investment securities of $293,729 for the year. During 1999, excess funds from a deposit promotion were invested in the securities portfolio, increasing the average volume by $17.6 million, from $59.2 million in 1998 to $76.8 million in 1999. The increased volume was primarily responsible for the $998,004 increase in interest income from securities in 1999.

During 2000, MidSouth's deposit mix remained stable, with non-interest bearing deposits representing 24% of average total deposits as in 1999, compared to 25% in 1998. As of December 31, 2000, average total interest-bearing deposits were split evenly with 38% in NOW, money market and savings deposits and 38% in certificates of deposit (CD's). For year-ended December 31, 1999, NOW, money market and savings deposits represented 37% of average total deposits, while 39% consisted of CD's. For the year ended December
31, 1998, 39% of average total deposits represented NOW, money market and savings deposits and certificates of deposit amounted to 36%.

Volume and rate increases in interest-bearing deposits for the years ended December 31, 2000 and 1999 resulted in increased interest expense of $1,809,805 in 2000 and $707,822 in 1999. Average interest-bearing deposits increased
$17.5 million in 2000 and $24.2 million in 1999. The average rate paid on these deposits rose 55 basis points to 4.50% in 2000 from 3.95% in 1999, after decreasing 15 basis points from 4.10% in 1998. The rate increase in 2000 resulted from the Federal Reserve Bank's decisions to raise rates throughout the year and from very competitive market rates in MidSouth's markets. The average rate paid on interest-bearing deposits decreased in 1999 primarily due to the loss of approximately
$18.2 million in higher cost public funds during the third quarter.
 FHLB advances averaged $2.9 million at an average rate of 6.72% during 2000, compared to $4.0 million at an average rate of 5.45% in 1999.

An increase in borrowings on lines of credit at the parent company and the Finance Company during 2000 resulted in an increase in the average volume of notes payable. With rates on both lines of credit tied to the New York prime, the average rate paid increased from 7.75% in 1999 to 8.90% in 2000. In 1999, the average volume of notes payable increased slightly, however a decrease in rates resulted in a minimal decrease in interest expense on long-term debt for that year.

The volume changes in MidSouth's earning assets and interest-bearing liabilities combined with changes in interest rates resulted in net taxable-equivalent net yields on average earning assets of 5.66% in 2000 as compared to 5.52% for 1999 and 5.70% for 1998.




Table 1
Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)
						      2000                             1999                         1998
					   ________________________________________________________________________________________
					   Average             Average      Average           Average    Average           Average
					   Volume   Interest  Yield/Rate    Volume  Interest Yield/Rate  Volume Interest Yield/Rate
ASSETS                                     ________________________________________________________________________________________
     Interest Bearing Deposits                $258      $20     7.75%         $104       $1     0.96%        $37       $2     5.41%
     Investment Securities   <FN1>
		Taxable                     54,295    3,426     6.31%       54,894    3,277     5.97%     41,455    2,458     5.93%
		Tax Exempt   <FN2>          24,295    1,766     7.27%       21,850    1,593     7.29%     17,740    1,334     7.52%
					   ________________                ________________              ________________
     Total Investments                      78,848    5,212     6.61%       76,848    4,871     6.34%     59,232    3,794     6.41%
     Federal Funds Sold and Securities
		Purchased Under
		Agreements to
		  Resell                     5,352      331     6.18%        8,797      406     4.62%     10,885      568     5.22%
		Loans Commercial and
		  Real Estate(FN3)         141,340   14,092     9.97%      123,836   11,868     9.58%    106,584   10,570     9.92%
		Installment                 42,961    5,349    12.45%       38,058    4,415    11.60%     37,872    4,233    11.18%
					   ________________                ________________              ________________

     Total Loans                           184,301   19,441    10.55%      161,894   16,283    10.06%    144,456   14,803    10.25%

		Total Earning Assets       268,501   24,984     9.30%      247,539   21,560     8.71%    214,573   19,165     8.93%

     Allowance for Loan Losses              (2,022)                         (1,857)                       (1,572)
     Nonearning Assets                      28,315                          27,035                        22,766
					   _______                         _______                       _______
		Total Assets              $294,794                        $272,717                      $235,767
					   =======                         =======                       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
		NOW, Money Market, and
		  Savings                 $102,709   $3,510     3.42%      $91,559   $2,632     2.87%    $83,598   $2,555     3.06%
		Certificates of Deposits   101,446    5,671     5.59%       95,109    4,739     4.98%     78,907    4,108     5.21%
					   ________________                ________________              ________________

     Total Interest Bearing Deposits       204,155    9,181     4.50%      186,668    7,371     3.95%    162,505    6,663     4.10%
     Federal Funds Purchased and
       Securities Sold Under
       Agreements to Repurchase              1,155       63     5.45%          683       35     5.12%         64        3     4.69%
     FHLB Advances                           2,915      196     6.72%        4,021      219     5.45%          -        -
     Notes Payable                           3,898      347     8.90%        3,393      263     7.75%      3,381      265     7.84%
					   ________________                ________________              ________________

		Total Interest Bearing
		  Liabilities              212,123    9,787     4.61%      194,765    7,888     4.05%    165,950    6,931     4.18%

     Demand Deposits                        63,713                          60,192                        54,601
     Other Liabilities                       1,369                           1,127                           969
     Stockholders' Equity                   17,589                          16,633                        14,247
					   _______                         _______                       _______

     Total Liabilites and Stockholders'
       Equity                             $294,794                        $272,717                      $235,767
					   =======                         =======                       =======

NET INTEREST INCOME AND NET INTEREST
  SPREAD                                            $15,197     4.69%               $13,672     4.66%             $12,234     4.75%
						    =======                         =======                       =======
NET YIELD ON EARNING ASSETS                                     5.66%                           5.52%                         5.70%




<FN1> Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

<FN2> Interest income of $535,000 for 2000, $488,000 for 1999, and
      $410,000 for 1998 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

<FN3> Interest income includes loan fees of $1,276,000 for 2000,
      $1,144,000 for 1999, and $1,062,000 for 1998.  Nonaccrual
      loans are included in average balances and income on such loans is recognized on a cash basis.

<CAPTON>


Table 2
Changes in Taxable-Equivalent Net Interest Income
(in thousands)

						    2000 Compared to 1999                        1999 Compared to 1998
					    _______________________________________      _______________________________________
					      Total                                        Total
					    Increase         Change Attributable To      Increase         Change Attributable To
					   (Decrease)          Volume    Rates          (Decrease)          Volume    Rates
					   ________________________________________      _______________________________________
Taxable-equivalent interest earned on:
     Interest Bearing Deposits                  $19                $3      $16               ($1)               $1      ($2)
     Investment Securities
	Taxable                                 149               (35)     184               819               802       17
	Tax Exempt                              173               178       (5)              259               298      (39)
     Federal Funds Sold and Securities
	Purchased Under Agreement to Resell     (75)             (158)      83              (162)             (101)     (61)
     Loans, including fees                    3,158             2,335      823             1,480             1,748     (268)
					    _______            _______________            ______           ________________

     TOTAL                                    3,424             2,323    1,101             2,395             2,748     (353)
					    _______            _______________            ______           ________________

Interest Paid On:
     Interest Bearing Deposits                1,810               729    1,081               708               942     (234)
     Federal Funds Purchased and Securities
	Sold Under Agreement to Repurchase       28                26        2                32                32        -
     FHLB Advances                              (23)              (53)      30               219               219        -
     Notes Payable                               84                42       42                (2)                1       (3)
					    _______            _______________            ______           ________________

     TOTAL                                    1,899               744    1,155               957             1,194     (237)
					    _______            _______________            ______           ________________

  Taxable-equivalent net interest income     $1,525            $1,579     ($54)           $1,438            $1,554    ($116)
					    =======            ===============            ======           ================




 NOTE: Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.



 Non-Interest Income

Excluding Securities Transactions. Service charges and fees on deposit accounts represent the primary source of non-interest income for MidSouth. Income from service charges and fees on deposit accounts and insufficient funds fees increased $262,930 in 2000 and $365,121 in 1999 primarily due to an increase in the number of transaction accounts and the volume of insufficient funds checks processed by MidSouth.
The total number of transaction accounts (excluding savings accounts) increased from 22,640 in1998 to 24,655 in 1999 and to 26,085 in 2000. Fees earned through the sale of credit life insurance increased $112,861 in 2000 due to internal training, tracking, and incentives on the product. This increase is a significant improvement over the increase of $25,797 in 1999. Non-interest income resulting from other charges and fees increased $210,582 in 2000 as compared to $102,641 in 1999. An increase of $76,315 and $48,485 in income from a third party mortgage program contributed to the increase in other non-interest income for 2000 and 1999, respectively. An increase in income on Visa debit cards and merchant programs is included in the increase in other charges and fees, however, increased expenses on these programs offset the benefit.

Securities Transactions. Net gains on the sales of two securities totaled $16,126 in 2000. No income was realized through the sale of securities in 1999 and 1998.

Non-interest Expense

Total non-interest expense increased 14% from 1999 to 2000 and 16% from 1998 to 1999. MidSouth's expansion over the past three years resulted in significant increases in salaries and employee benefits, occupancy expenses, marketing expenses, data processing expenses, and the cost of printing and supplies.
 These increases reflect MidSouth's long term investment in staff development, system upgrades, and market penetration.

In May 1998, the new Lake Charles office was opened to
provide full service banking in Calcasieu Parish.   A new
Ambassador Caffery office building was completed and opened in September of 1998. In the third quarter of 1999, a seventh Lafayette office was opened on Ambassador Caffery at Dulles, providing banking convenience to the Scott community. Late in the fourth quarter of 1999, renovations were completed on an office in Sulphur, Louisiana, expanding MidSouth's presence in Calcasieu Parish. The Finance Company also added to
MidSouth's coverage of the Calcasieu Parish market by opening its third location in Lake Charles during the fourth quarter of 1999. In the second quarter of 2000, a third banking office was opened in the New Iberia market and a loan production office opened in Thibodaux, Louisiana. In addition, MidSouth introduced an internet banking product in the second quarter of 2000.

Accordingly, salaries and employee benefits increased 13%
from 1999 to 2000 and 14% from 1998 to 1999.   The number
of full-time equivalent ("FTE") employees increased from 176 in
1999 to 187 in 2000.   New hires in 2000 included five
employees for the third New Iberia banking office, an internet banking associate and two call center operators. MidSouth increased its FTE employees by 24 in 1999 from 152 in 1998 to 176. New hires in 1999 included twelve employees to staff the Dulles and Sulphur offices, a card services coordinator, a retail manager for the Lafayette market, a marketing analyst, and two Finance Company employees. In addition, five employees manage the insurance premium financing portfolio acquired with TMC in May of 1999.

Occupancy expenses increased $410,592 or 14% from 1999 to 2000 and $489,763 or 21% from 1998 to 1999 as a result of increases in lease expense, depreciation, utilities and maintenance expenses. Premises and equipment totaling $1,681,950 were added during 2000 and included the Admiral Doyle office in New Iberia, renovation of additional leased space at the main office in Lafayette, and additional drive through lanes at the Opelousas location. During 1999, purchases totaled $3,488,024 and included the new Lafayette Dulles office and Sulphur office properties, buildings, and furniture and equipment, and an office building in New Iberia. The Sulphur office opened in January 2000 to expand
MidSouth's presence in Calcasieu Parish.

Total other non-interest expenses increased $558,540 or 15%, from 1999 to 2000 and $464,356 or 14% from 1998 to 1999.
Included in the increase for 2000 is $175,214 in increased expenses on Other Real Estate Owned that resulted primarily from the loss on valuation of one piece of commercial property. Other increases were recorded in professional fees, agent commissions expense associated with the insurance premium financing loan program, and credit reporting expenses.
Increases recorded in 1999 included marketing expenses, data processing expenses, postage costs and telephone services.
Of these increases, marketing expense was the most significant with additional costs of $116,770 due to deposit incentives paid during a deposit campaign held during the first six months of 1999.

Income Taxes

MidSouth's tax expense increased in 2000 by $83,787 and
approximated 25% of income before income taxes.   Interest
income on non-taxable municipal securities reduced the 2000 taxes from the expected statutory rate of 34%. Interest income on non-taxable municipal securities also lowered the effective tax rate for 1999 to approximately 25%. Notes 1 and 9 to MidSouth's Consolidated Financial Statements provide additional information regarding MidSouth's income tax considerations.

BALANCE SHEET ANALYSIS

Securities

Total investment securities increased $.6 million, from $77.0 million in 1999 to $77.6 million in 2000. Cash flows from maturities and paydowns within the portfolio were reinvested primarily in government agency securities and municipal securities. A favorable change in the market value of securities available-for-sale is included in the net change in 2000.
Unrealized net gains in the securities available-for-sale portfolio, were $148,100 at December 31, 2000, compared to unrealized net losses of $1,416,930 at December 31, 1999.
These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

At December 31, 2000, approximately 41% of MidSouth's securities available-for-sale portfolio represented mortgage-backed securities and 13% represented collateralized mortgage obligations ("CMO's"). MidSouth monitors the risks due to changes in interest rates on mortgage-backed pools by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security. The majority of the CMO's represent FNMA and FHLMC
REMIC pools which each had a book value of less than 10% of stockholders' equity at December 31, 2000. All CMO's held by MidSouth are Aaa rated and not considered "high-risk" securities under the Federal Financial Institutions Examination Council ("FFIEC") tests. MidSouth does not own any "high-risk" securities as defined by the FFIEC. An additional 27% of the available-for-sale portfolio consisted of U. S. Treasury and agency securities, while municipal and other securities represented 19% of the portfolio.

The held-to-maturity portfolio consists of $22.4 million in non-taxable and $1.2 million in taxable municipal securities.
MidSouth purchased $2.4 million in non-taxable municipal securities for this portfolio in 2000 and $2.0 million in 1999. A detailed credit analysis was performed on each municipal offering by an investment advisory firm prior to purchase. In addition, MidSouth limits the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the non-taxable municipal securities portfolio.


Loan Portfolio

MidSouth's loan portfolio grew $34.1 million during 2000, from $170.5 million at December 31, 1999 to $204.6 million at December 31, 2000. MidSouth lenders met budget projections by growing commercial loans $12.8 million and the real estate portfolio by $16.3 million during 2000. Installment loans to individuals increased $3.2 million or 12% during the twelve months ended December 31, 2000. The real estate loan growth consisted of both commercial and consumer credits that call for ten to fifteen year amortization terms with rates fixed for three to five years. The short term structure of these credits allows management greater flexibility in controlling interest rate risk.

During 1999, the loan portfolio grew $15.0 million, from $155.5 million at December 31, 1998 to $170.5 million at December 31, 1999. The majority of the loan growth occurred in the second and third quarters of 1999. The commercial loan and real estate portfolios each added approximately $7.0 million in loans during 1999. In addition, the Bank purchased an insurance premium financing company in May 1999, which added approximately $3.0 million to the loan portfolio. Decreases were noted in lease financing, construction, and installment loans.

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


				   TABLE 3
			   Nonperforming Assets and
			    Loans Past Due 90 Days

==========================================================================
					     December 31,
			      ____________________________________________
				2000             1999             1998
==========================================================================

Nonperforming loans            $159,726         $234,962         $533,107
Other real estate owned, net    446,046          569,963           48,100
Other assets repossessed              -           31,755           26,533
			      _________        _________        _________

Total nonperforming assets     $605,772         $836,680         $607,740
			      =========        =========        =========

Loans past due 90 days
or more and still accruing     $967,721         $793,823         $329,116

Nonperforming loans as a
% of total loans                   0.08%            0.14%            0.34%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                        0.30%            0.49%            0.39%

Allowance for loan losses
as a % of nonperforming asse     375.75%          235.13%          306.13%


==========================================================================





Nonperforming assets totaled $605,772 at December 31,
2000, $836,680 at December 31, 1999 compared to
$607,740 at December 31, 1998. The increase in nonperforming assets in 1999 resulted from the addition of two commercial credits and one consumer credit that were transferred to Other Real Estate Owned. During 2000,
MidSouth recorded a loss on valuation and subsequent disposal of one of the commercial properties. Nonaccrual loans have steadily decreased from $533,107 in 1998 to $234,962 in 1999 and to $159,726 at year-end December 31, 2000.

Loans past due 90 days and still accruing totaled $967,721 at December 31, 2000 compared to $793,823 at December 31,
1999 and $329,116 at December 31, 1998. Although the dollar amount of loans past due 90 days or more and still accruing increased, the percentage of these past due loans to total loans remained constant at .47% for the years ended 2000 and 1999, up from .21% at year-end 1998. Of the $967,721 in 90 days past due loans still accruing for December 31, 2000, $126,838 was reported past due by the Finance Company.

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

Allowance for Loan Losses. Provisions totaling $897,038, $906,950, and $999,950 for the years 2000, 1999 and 1998, respectively, were necessary to bring the allowance to a level considered by management to be sufficient to cover probable losses in the loan portfolio. Table 4 analyzes activity in the allowance for 2000 and 1999.


TABLE 4 - Summary of Loan Loss Experience
(in thousands)

						2000              1999
					       ______            ______
BALANCE AT BEGINNING OF YEAR                   $1,967            $1,860

CHARGE-OFFS
   Commercial, Financial and Agricultural          73               282
    Real Estate - Construction                      -                 -
    Real Estate - Mortgage                         12                 -
    Installment Loans to Individuals              565               599
    Lease Financing Receivables                    14                33
    Other                                          44                27
					       ______            ______
      Total Charge-offs                           708               941
					       ______            ______

RECOVERIES
   Commercial, Financial and Agricultural           3                11
    Real Estate - Construction                      -                 -
    Real Estate - Mortgage                          -                 2
    Installment Loans to Individuals              107               122
    Lease Financing Receivables                     1                 1
    Other                                           9                 5
					       ______            ______
      Total Recoveries                            120               141
					       ______            ______

Net Charge-offs                                   588               800
Additions to allowance charged to
  operating expenses                              897               907
					       ______            ______

BALANCE AT END OF YEAR                         $2,276            $1,967
					       ======            ======

Net charge-offs to average loans                 0.32%             0.49%
Year-end allowance to year-end loans             1.11%             1.15%


Refer to "Balance Sheet Analysis - Asset Quality - Allowance for Loan Losses" for a description of the factors which influence management's judgement in determining the amount of the provisions to the allowance.



					  % of category          % of category
Allowance for Loan Losses          2000      to total     1999   to total loans
_______________________________________________________________________________
   Commercial, Financial an
     Agricultural                     10       33.91%        72      33.20%
   Real Estate - Construction                   2.32%                 1.93%
   Real Estate - Mortgage                      44.46%                43.80%
   Installment Loans to
     Individuals                               16.73%                17.52%
   Lease Financing Receivables                  2.46%                 3.00%
   Other                                        0.12%                 0.55%
   Unallocated                     2,266                  1,895
				 ______________________________________________
				  $2,276      100.00%    $1,967     100.00%
				 ==============================================



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

Quarterly evaluations of the allowance are performed in accordance with accounting principles generally accepted in the Unites States of America and Section 217 of the OCC's manual and Banking Circular 201. Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management and the results of examinations of the loan portfolio by regulatory agencies and others. The process by which management determines the appropriate level of the allowance, and the corresponding provision for possible credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Sources of Funds

Deposits. Continuing to focus on increasing market share, MidSouth worked on profiling existing clients and building financial relationships during 2000. Combined with rising interest rates and lackluster performance in the stock market, profiling clients contributed to the growth in MidSouth's deposits. As of December 31, 2000, total deposits increased $67.9 million to $319.6 million, up from $251.7 million at December 31, 1999. Included in total deposits at year-end
2000 was a significant short-term deposit of approximately
$24.6 million, most of which was withdrawn within the month of January 2001. Excluding this short-term deposit, MidSouth realized a 17% increase in deposits over the past year, primarily in money market indexed deposits and certificates of deposit.

 In 1999, total deposits increased $21.8 million, from $229.9 million at December 31, 1998 compared to $251.7 million at December 31, 1999. During the second quarter of 1999,
MidSouth held a deposit incentive promotion that resulted in additional deposits of $27.5 million. The $27.5 million increase was partially offset in the third quarter of 1999 by the withdrawal of approximately $18.2 million in deposits held under a public fund contract. During the fourth quarter of 1999, MidSouth added $12.0 million in CD's through a special rate promotion.

Non-interest bearing deposits represented 24% of total deposits at December 31, 2000 and 1999 and 25% at December 31, 1998. Core deposits, defined as all deposits other than certificates of deposit ("CD's") of $100,000 or more, represented 86% of total deposits at year-end 2000 and 83% of total deposits at year-end 1999. CD's of $100,000 or more totaled $46.1 million at December 31, 2000, an increase of $4.4 million from the $41.7 million reported at year-end 1999.

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

Borrowed Funds.  Long term borrowings increased
$1,191,871 from December 31, 1999 to $2,500,000 at
December 31, 2000.  MidSouth borrowed the remaining
$700,000 under its line of credit in September 2000.  Proceeds were used to inject $225,000 of capital into the Bank, retire 11,000 shares of preferred stock, and pay dividends and other operating expenses. The Finance Company borrowed an additional $825,000 under its line of credit. Advances under MidSouth's line of credit bear interest at a variable rate equal to the prime commercial rate of interest quoted in the "Money
Rates" section of the Wall Street Journal minus fifty basis points
(.50%).   The rate at December 31, 2000 was 9.00%.  Interest
under the note is due and payable quarterly. Beginning June 30, 2001, principal payments in the amount of $312,500 are due and payable in six consecutive annual installments with an seventh and final installment on June 30, 2007.

The Finance Company increased its line of credit to $2,000,000 on May 1, 2000. Advances under the line of credit bear interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus 25 basis points (0.25%). The rate at December 31, 2000 was 9.75%. Interest on the line is payable monthly, with principal due at maturity on April 30, 2001.

Additional information regarding long-term debt is provided in
Note 7 to MidSouth's Consolidated Financial Statements.

The ESOP note held by the Bank was refinanced in the amount of $150,000 on March 11, 1997 at a fixed rate of 7.00% payable in monthly installments of $2,264 with payment in full due on March 10, 2004. A second note was financed on May
11, 2000 in the amount of $130,656 at a fixed rate of 8.00% payable in monthly installments of $1,701 with payment in full due on May 10, 2009. The ESOP obligation constitutes a reduction of MidSouth's stockholders' equity because the primary source of loan repayment is contributions by the Bank to the ESOP; however, the loan is not guaranteed by MidSouth Bank or MidSouth. The ESOP note is eliminated from total loans and long-term debt as an intercompany balance in MidSouth's December 31, 2000 and 1999 consolidated financial statements.

Capital. MidSouth and the Bank are required to maintain certain minimum capital levels. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets. At December 31, 2000, MidSouth and the Bank were in compliance with statutory minimum capital requirements. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of December 31, 2000, MidSouth's Tier 1 capital to average adjusted assets (the "leverage ratio") was 6.05% as compared to 6.23% at December 31, 1999. Tier 1 capital to risk weighted assets was 8.54% and 9.47% for 2000 and 1999, respectively. Total capital to risk weighted assets was 9.55% and 10.55%, respectively, for the same periods. The Bank's leverage ratio was 6.74% at December 31, 2000 compared to 6.79% at December 31, 1999.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates. The Bank continued to be classified as "well capitalized" throughout 1998, 1999 and 2000 and also improved its supervisory subgroup rating. No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading "Balance Sheet Analysis - Securities," $148,100 in unrealized gains on securities available-for-sale, less a deferred tax liability of $62,900, was recorded as an addition to stockholders' equity as of December 31, 2000. As of December 31, 1999, $1,416,930 in unrealized losses on securities available-for-sale, less a deferred tax asset of $468,500, was recorded as a reduction to stockholders' equity. While the net unrealized gain or loss on securities available for sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios. The net unrealized gains and losses reported for December 31, 2000 and 1999 did, however, effect MidSouth's equity to assets ratio for financial reporting purposes. The ratio of equity to assets was 5.73% at December 31, 2000 and 6.12% at December 31, 1999.

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

During 2000, MidSouth utilized the Sendero model of asset and liability management. The Sendero model uses basic gap data and additional information regarding rates and prepayment characteristics to construct a gap analysis that factors in repricing characteristics and cash flows from payments received on loans and mortgage-backed securities. The resulting
Sendero gap analysis is presented in Table 5.

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

The resulting cumulative gap at one year is approximately
$41,021,000 at December 31, 2000. An increase in variable rate loans and a higher volume of federal funds sold resulted in a one-year cumulative gap to total assets ratio of 11.84%. The
11.84% ratio is within internal policy guidelines of + or - 15% of total assets.


The Sendero model also uses the gap analysis data in Table 5 and additional information regarding rates and payment characteristics to perform three simulation tests. The tests use market data to perform rate shock, rate cycle and rate forecast simulations to measure the impact of changes in interest rates, the yield curve and interest rate forecasts on MidSouth's net interest income and economic value of equity. Results of the simulations at December 31, 2000 were within policy guidelines. The results of the simulations are reviewed quarterly and discussed at MidSouth's Funds Management committee meetings.

MidSouth does not invest in derivatives and has none in its securities portfolio.


Table 5
Interest Rate Sensitivity and Gap Analysis Table
December 31, 2000
(in thousands)
											 Non-interest
					     0-3 MOS  4-6 MOS 7-12 MOS  1-5 YRS   > 5YRS    Bearing   Total
					     ______________________________________________________________
		ASSETS
		Interest Bearing Deposits       $68 $     -  $     -  $     -  $     -  $     -       $68
		Fed Funds Sold               34,100                                                34,100
		Investments
		  Mutual Funds                  963                                                   963
		  Investment Securities       4,547    2,565    1,540   15,677   23,416            47,745
		  Mortgage-backed Securitie   3,558    1,907    3,880   12,654    6,874            28,873
		Loans
		  Fixed Rate                 38,625   19,029   27,748   56,668    1,834           143,904
		  Variable Rate              60,681                                                60,681
		Other Assets                                                              32,315   32,315
		Allowance for Loan Losses                                                 (2,276)  (2,276)
					    _____________________________________________________________
		Total Assets               $142,542  $23,501  $33,168  $84,999  $32,124  $30,039 $346,373
					    =============================================================
		LIABILITIES
		NOW                          $2,985   $2,699   $4,652  $16,754   $4,227           $31,317
		MMDA                         32,638    8,777   13,587   30,751    2,050            87,803
		Savings                       1,191    1,078    1,857    6,689    1,688            12,503
		CD'S                         27,103   28,854   29,483   27,332                    112,772
		Demand Deposits                                                           75,152   75,152
		Other Liabilities               998    2,288             1,426      937    1,315    6,964
		Stockholders' Equity                                                      19,862   19,862
					    _____________________________________________________________
		Total Liabilities           $64,915  $43,696  $49,579  $82,952   $8,902  $96,329 $346,373
					    =============================================================

		Repricing/maturity gap:
		  Period                    $77,627 ($20,195)($16,411)  $2,047  $23,222 ($66,290)
		  Cumulative                $77,627  $57,432  $41,021  $43,068  $66,290 $     -
					    ====================================================

		Cumualtive Gap/Total Assets   22.41%   16.58%   11.84%   12.43%   19.14%
					    ___________________________________________






Liquidity

Bank Liquidity. Liquidity is the availability of funds to meet contractual obligations as they become due and to fund operations. The Bank's primary liquidity needs involve its ability to accommodate customers' demands for deposit withdrawals as well as their requests for credit. Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Bank.

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks. MidSouth's core deposits are its most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity.
 Cash deposits at other banks, federal funds sold and principal payments received on loans and mortgage-backed securities provide additional primary sources of asset liquidity for the Bank. Approximately $17.0 million in projected cash flows from securities during 2001 provides an additional source of liquidity. MidSouth also has borrowing lines with three correspondent banks, including significant borrowing capacity with the FHLB of Dallas, Texas. The Bank borrowed an average of $2.9 million from FHLB under short-term advances during 2000 at an average rate of 6.72%.

Parent Company Liquidity. At the parent company level, cash is needed primarily to service debt and pay dividends on preferred and common stock. The parent company has a note payable to a financial institution, the terms of which are described in Note 7 to MidSouth's Consolidated Financial Statements. Dividends from the Bank totaling $925,000 provided additional liquidity for the parent company in 2000.
As of January 1, 2001, the Bank had the ability to pay dividends to the parent company of approximately $1.2 million without prior approval from its primary regulator. As a publicly traded company, MidSouth also has the ability to issue trust preferred and other securities instruments to provide additional funds as needed for operations and future growth of the company.


Dividends. The primary source of cash dividends on MidSouth's preferred and common stock is distributions from the Bank. The Bank has the ability to declare dividends to the parent company without prior approval of its primary regulator.
 However, the Bank's ability to pay dividends would be prohibited if the result would cause the Bank's regulatory capital to fall below minimum requirements.

Cash dividends totaling $501,443 and $492,415 were declared to common stockholders during 2000 and 1999, respectively.
It is the intention of the Board of Directors of MidSouth to continue to pay quarterly dividends on the common stock at the rate of $.05 per share. Cash dividends on the common stock are subject to payment of dividends on the Cumulative Convertible Preferred Stock, Series A ("Preferred Stock") issued in conjunction with the acquisition of Sugarland Bank, as well as other considerations. Additional information regarding MidSouth's Preferred Stock is included in Note 12 to
MidSouth's Consolidated Financial Statements.

On August 31, 1998, MidSouth effected a three for two stock split by way of a stock dividend to its common shareholders of record as of July 31, 1998. The stock split increased the common shares outstanding at the time from 1,611,377 to 2,417,683. The conversion rate on the preferred stock was adjusted to 2.998 due to the stock split.

Forward Looking Statements

The Private Securities Litigation Act of 1995 provides a safe harbor for disclosure of information about a company's anticipated future financial performance. This act protects a company from unwarranted litigation if actual results differ from management expectations. This management's discussion and analysis reflects management's current views and estimates of future economic circumstances, industry conditions, MidSouth's performance and financial results. A number of factors and uncertainties could cause actual results to differ from the anticipated results and expectations expressed in the discussion.


MIDSOUTH BANCORP, INC.
LOAN PORTFOLIO
LOAN MATURITIES AND SENSITIVITY TO INTEREST RATES for the Year Ended December 31, 2000

(dollars in thousands)
					 Fixed and Variable Rate
					Loans at Stated Maturities               Amounts Over One Year With
			      ______________________________________________     _________________________________
			      1 Year      1 Year -      Over                     Predetermined Floating
			      or Less      5 Years     5 Years       Total         Rates        Rates       Total
			      ______________________________________________     _________________________________
Commercial, Financial
     Industrial, Commercial
     Real Estate Mortgage
     and Commercial Real
     Estate - Construction     $54,861      $74,674     $23,193     $152,728       $66,195     $31,672     $97,867

Installment Loans to
    Individuals and Real
    Estate Mortgage             12,022       33,845         726      $46,593        31,409       3,162     $34,571

Lease Financing
    Receivables                    285        4,741           -       $5,026         4,741           -      $4,741

Other                              238            -           -         $238             -           -           -
			      ______________________________________________     _________________________________
TOTAL                          $67,406     $113,260     $23,919     $204,585      $102,345     $34,834    $137,179
			      ==============================================     =================================






MIDSOUTH BANCORP, INC.
SECURITIES PORTFOLIO
MATURITIES AND AVERAGE YIELDS
for the Year Ended December 31, 2000
(dollars in thousands)
							       After 1 but          After 5 but
					Within 1 Year        Within 5 Years       Within 10 Years      After 10 Years
SECURITIES AVAILABLE FOR SALE           Amount   Yield       Amount   Yield       Amount    Yield      Amount   Yield       Total
				      ____________________________________________________________________________________________
U.S. Treasury and U.S.
    Government Agency securities       $6,025    6.12%       $6,701    6.35%       $2,025    6.52%       $113    8.99%     $14,864

Obligations of State and
    Political Subdivisions                 65    7.16%          573    7.40%        1,764    7.35%      3,078    7.65%       5,480


Mortgage Backs and CMOs                    -     0.00%          743    7.08%        5,216    6.52%     22,913    6.66%      28,872


Corporates and other securities         1,000    5.35%        1,542    7.19%            -               1,247    7.02%       3,789

Mutual funds                              963    6.06%            -                     -                   -                  963
				      ____________________________________________________________________________________________

Total Fair Value                       $8,053                $9,559                $9,005             $27,351              $53,968
				      ============================================================================================


								 After 1 but            After 5 but
					  Within 1 Year       Within 5 Years        Within 10 Years      After 10 Years
HELD TO MATURITY                         Amount   Yield        Amount   Yield       Amount    Yield      Amount   Yield     Total
				      ____________________________________________________________________________________________

Obligations of State and
    Political Subdivisions                $25    5.74%       $1,434    5.50%      $16,412    5.20%     $5,740    4.98%     $23,611
				      ____________________________________________________________________________________________

Total Amortized Cost                      $25                $1,434               $16,412              $5,740              $23,611
				      ============================================================================================






MIDSOUTH BANCORP, INC.
SUMMARY OF
AVERAGE DEPOSITS
(in thousands)
				       2000                     1999

			       AVERAGE       AVERAGE    AVERAGE       AVERAGE
				AMOUNT        YIELD      AMOUNT        YIELD
			       _______       _______    _______       _______
Non-interest bearing           $63,713         0.00%    $60,192         0.00%
    Demand Deposits

Interest bearing Deposits
    Savings, NOW, MMKT         102,709         3.42%     91,559         2.87%

    Time Deposits              101,446         5.59%     95,109         4.98%
			      ________                 ________
Total                         $267,868         3.43%   $246,860         2.99%
			      ========                 ========



MATURITY SCHEDULE
TIME DEPOSITS OF
$100,000 OR MORE
(in thousands)

				   2000        1999
				  _______     _______
3 months or less                  $13,059     $15,237

3 months through 6 months           9,956      14,238

7 months through 12 months         13,283      10,114

over 12 months                      9,774       2,154
				  _______     _______

Total                             $46,072     $41,743
				  =======     =======


SUMMARY OF RETURN
ON EQUITY AND ASSETS

				   2000        1999
				  _______     _______

Return on Average Assets             0.98%       0.97%

Return on Average Common Equity     17.70%      17.45%

Dividend Payout Ratio
    on Common Stock                 18.93%      19.55%

Average Equity to
    Average Assets                   5.97%       6.10%




Selected Quarterly Financial Data
(unaudited)

								     2000
					    __________________________________________________________
(Dollars in thousands, except per share date)    IV              III               II                I
					    _______          _______          _______          _______
Interest income                              $6,734           $6,238           $5,885           $5,592
Interest expense                              2,886            2,528            2,254            2,119
					    _______          _______          _______          _______

Net interest income                           3,848            3,710            3,631            3,473
Provision for possible credit losses            302              201              177              217
					    _______          _______          _______          _______

Net interest income after provision
  for possible credit losses                  3,546            3,509            3,454            3,256
Noninterest income,
  excluding securities gains                  1,243            1,131            1,158            1,035
Net securities gains                              -               14                -                2
Noninterest expense                           3,820            3,582            3,511            3,589
					    _______          _______          _______          _______

Income before income tax expense                969            1,072            1,101              704
Income tax expense                              209              276              310              156
					    _______          _______          _______          _______

Net income                                      760              796              791              548
Preferred stock dividend requirement            (33)            (140)             (35)             (38)
					    _______          _______          _______          _______

Income applicable to common shareholders       $727             $656             $756             $510
					    =======          =======          =======          =======

Earnings per common share
  Basic                                       $0.29            $0.26            $0.30            $0.21
  Diluted                                     $0.26            $0.24            $0.27            $0.18

Market price of common stock
  High                                        $8.69            $8.38            $8.81            $9.44
  Low                                         $8.13            $7.75            $8.00            $8.63
  Close                                       $8.63            $8.25            $8.06            $8.75

Average shares outstanding
  Basic                                   2,489,829        2,489,829        2,500,019        2,470,551
  Diluted                                 2,910,494        2,901,198        2,968,851        2,964,655



								     1999
					    __________________________________________________________

(Dollars in thousands, except per share          IV              III               II                I
					    _______          _______          _______          _______

Interest income                              $5,494           $5,393           $5,324           $4,862
Interest expense                              2,090            1,932            2,027            1,840
					    _______          _______          _______          _______

Net interest income                           3,404            3,461            3,297            3,022
Provision for possible credit losses            229              173              238              267
					    _______          _______          _______          _______

Net interest income after provision
  for possible credit losses                  3,175            3,288            3,059            2,755
Noninterest income,
  excluding securities gains                  1,044            1,048              979              909
Net securities gains                              -                -                -                -
Noninterest expense                           3,352            3,360            3,125            2,903
					    _______          _______          _______          _______

Income before income tax expense                867              976              913              761
Income tax expense                              194              263              245              164
					    _______          _______          _______          _______

Net income                                      673              713              668              597
Preferred stock dividend requirement            (33)             (33)             (33)             (33)
					    _______          _______          _______          _______
Income applicable to common shareholders       $640             $680             $635             $564
					    =======          =======          =======          =======
Earnings per common share
  Basic                                       $0.26            $0.28            $0.26            $0.23
  Diluted                                     $0.23            $0.24            $0.23            $0.20

Market price of common stock
  High                                       $10.13           $11.00           $11.69           $11.63
  Low                                         $9.00            $9.63           $10.50           $10.75
  Close                                       $9.00            $9.69           $10.88           $11.06

Average shares outstanding
  Basic                                   2,460,413        2,448,731        2,450,164        2,439,256
  Diluted                                 2,961,008        2,957,899        2,967,157        2,965,203


MIDSOUTH BANCORP, INC. AND
SUBSIDIARIES


ITEM 7.

Consolidated Financial Statements for the
Years Ended December 31, 2000, 1999 and 1998 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
  of MidSouth Bancorp, Inc.
Lafayette, Louisiana


We have audited the accompanying consolidated statements of condition of MidSouth Bancorp, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 2, 2001




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 2000 AND 1999
=================================================================================================

ASSETS                                                                 2000            1999
Cash and due from banks                                         $     15,698,538  $  13,587,690
Federal funds sold                                                    34,100,000        900,000
								 _______________   ____________
      Total cash and cash equivalents                                 49,798,538     14,487,690

Interest-bearing deposits in banks                                        68,682        356,124
Securities available-for-sale at fair value (amortized cost of
  $53,821,526 in 2000 and $57,106,793 in 1999)                        53,969,626     55,689,863
Securities held-to-maturity (estimated fair value of $24,474,077
  in 2000 and $20,776,767 in 1999)                                    23,611,057     21,287,597
Loans, net of allowance for loan losses of $2,276,187 in 2000
  and $1,967,326 in 1999                                             202,308,673    168,501,407
Accrued interest receivable                                            2,365,350      1,919,182
Premises and equipment, net                                           11,739,575     11,367,815
Other real estate owned, net                                             446,046        569,963
Goodwill, net                                                            493,071        554,153
Other assets                                                           1,572,815      1,990,047
								 _______________   ____________

								$    346,373,433  $ 276,723,841
								 ===============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                          $     75,151,653  $  63,668,676
  Interest bearing                                                   244,395,552    188,021,530
								 _______________   ____________

      Total deposits                                                 319,547,205    251,690,206

Securities sold under repurchase agreements                              997,616        606,601
FHLB advances                                                                         3,000,000
Accrued interest payable                                               1,007,302        715,171
Long-term notes payable                                                4,650,968      3,459,097
Other liabilities                                                        307,964        327,605
								 _______________   ____________

      Total liabilities                                              326,511,055    259,798,680
								 _______________   ____________

Commitments and Contingencies                                                               -

Stockholders' equity:
  Convertible preferred stock, $14.25 par value, 5,000,000
    shares authorized, 130,620 and 152,736 issued and outstanding
    at December 31, 2000 and 1999, respectively                        1,861,335      2,176,488
  Common stock, $.10 par value, 5,000,000 shares authorized;
    2,515,166 and 2,481,843 issued and outstanding at
    December 31, 2000 and 1999, respectively                             251,517        248,184
  Additional paid in capital                                          11,147,534     10,983,714
  Unearned ESOP shares                                                  (185,127)       (89,044)
  Unrealized gains (losses) on securities available-for-sale,
    net of deferred taxes                                                 85,200       (948,430)
  Retained earnings                                                    6,701,919      4,554,249
								 _______________   ____________

      Total stockholders' equity                                      19,862,378     16,925,161
								 _______________   ____________

								$    346,373,433  $ 276,723,841
								 ===============   ============

See notes to consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
=============================================================================================================

							   2000                 1999                 1998
INTEREST INCOME:
  Loans, including fees                             $   19,440,991       $   16,282,923       $   14,803,065
  Securities:
    Taxable                                              3,445,594            3,277,619            2,460,266
    Nontaxable                                           1,231,074            1,105,320              924,669
  Federal funds sold                                       331,456              406,871              567,764
						     _____________        _____________        _____________
      Total interest income                             24,449,115           21,072,733           18,755,764
						     _____________        _____________        _____________

INTEREST EXPENSE:
  Deposits                                               9,180,999            7,371,194            6,663,372
  Securities sold under repurchase agreements,
    federal funds purchased and advances                   259,399              253,869                3,310
  Long-term debt                                           346,767              263,288              264,874
						     _____________        _____________        _____________

      Total interest expense                             9,787,165            7,888,351            6,931,556
						     _____________        _____________        _____________

NET INTEREST INCOME                                     14,661,950           13,184,382           11,824,208

PROVISION FOR LOAN LOSSES                                  897,038              906,950              999,950
						     _____________        _____________        _____________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                             13,764,912           12,277,432           10,824,258
						     _____________        _____________        _____________

NONINTEREST INCOME:
  Service charges on deposit accounts                    3,234,954            2,972,024            2,606,903
  Gains on sale of securities, net                          16,126                   -
  Credit life insurance                                    271,875              159,014              133,217
  Other charges and fees                                 1,060,040              849,458              746,817
						     _____________        _____________        _____________

							 4,582,995            3,980,496            3,486,937
						     _____________        _____________        _____________

NONINTEREST EXPENSES:
  Salaries and employee benefits                         6,830,062            6,037,935            5,274,992
  Occupancy expense                                      3,261,020            2,850,428            2,360,665
  Other                                                  4,410,484            3,851,944            3,387,588
						     _____________        _____________        _____________

							14,501,566           12,740,307           11,023,245
						     _____________        _____________        _____________

INCOME BEFORE INCOME TAXES                               3,846,341            3,517,621            3,287,950

PROVISION FOR INCOME TAXES                                 951,204              867,417              842,167
						     _____________        _____________        _____________

NET INCOME                                               2,895,137            2,650,204            2,445,783

PREFERRED DIVIDENDS AND OTHER                              246,024              131,582              148,971
						     _____________        _____________        _____________

NET INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                                      $    2,649,113       $    2,518,622       $    2,296,812
						     =============        =============        =============
EARNINGS PER COMMON SHARE:

  BASIC                                                    $1.07                $1.03                $.95
							   =====                =====                ====
  DILUTED                                                  $ .95                $ .90                $.83
							   =====                =====                ====
See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
===============================================================================================================

									2000            1999           1998
Net income                                                         $   2,895,137  $   2,650,204  $   2,445,783
Other comprehensive income (loss):
  Unrealized gain (loss) on securities
    available-for-sale, net:
    Unrealized holding gains (losses) arising
      during the year                                                  1,044,273     (1,225,130)       194,734
    Less reclassification adjustment for gains
      included in net income                                             (10,643)          -              -
								    ____________   ____________   ____________
	   Total other comprehensive income (loss)                     1,033,630     (1,225,130)       194,734
								    ____________   ____________   ____________

TOTAL COMPREHENSIVE INCOME                                         $   3,928,767  $   1,425,074  $   2,640,517
								    ============   ============   ============

See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
===================================================================================================================================
												   Unrealized
												     Gains
												    (Losses)
												       on
									    Additional              Securities
				 Preferred Stock          Common Stock       Paid in       ESOP     Available  Retained
				Shares     Amount      Shares      Amount    Capital    Obligation  for Sale   Earnings    Total

BALANCE, JANUARY 1, 1998       160,756   $2,290,773   1,581,053  $ 158,106  $9,862,700  $(137,243)  $ 81,966 $ 675,008  $12,931,310

Issuance of common stock          -           -          36,140      3,612     691,399      -           -         -         695,011
Dividends on common stock
  - $.23 per share                -           -            -          -          -          -           -     (434,334)    (434,334)
Dividends on preferred stock      -           -            -          -          -          -           -     (148,971)    (148,971)
Preferred stock conversion      (3,829)     (54,563)      8,517        852      53,711      -           -          (70)         (70)
Stock split on common stock
  effected in the form of 50%
  dividend                        -           -         806,306     80,631     (72,945)     -           -       (9,374)      (1,688)
Registration and related costs
  associated with dividend
  reinvestment plan               -           -            -          -        (13,845)     -           -          -        (13,845)
Net income                        -           -            -          -          -          -           -    2,445,783    2,445,783
ESOP obligation repayments        -           -            -          -          -         18,192       -          -         18,192
Net change in unrealized gains
  (losses) on securities
  available-for-sale,
  net of tax                      -           -            -          -          -          -        194,734       -        194,734
			      ________   __________   _________  _________ ___________  _________  _________ __________  ___________

BALANCE, DECEMBER 31, 1998     156,927    2,236,210   2,432,016    243,201  10,521,020   (119,051)   276,700 2,528,042   15,686,122

Issuance of common stock          -           -          37,267      3,727     386,728      -           -          -        390,455
Dividends on common stock -
  $.20 per share                  -           -            -          -          -          -           -     (492,415)    (492,415)
Dividends on preferred stock      -           -            -          -          -          -           -     (131,582)    (131,582)
Preferred stock conversion      (4,191)     (59,722)     12,560      1,256      58,466      -           -          -            -
Excess of market value over
  book value of ESOP shares
  released                        -           -            -          -         17,500      -           -          -         17,500
Net income                        -           -            -          -          -          -           -    2,650,204    2,650,204
ESOP obligation repayments        -           -            -          -          -         30,007       -          -         30,007
Net change in unrealized
  gains (losses) on
  securities available-for-
  sale, net of tax                -           -            -          -          -          -     (1,225,130)      -     (1,225,130)
			      ________   __________   _________  _________ ___________  _________  _________ __________  ___________

BALANCE, DECEMBER 31, 1999     152,736    2,176,488   2,481,843    248,184  10,983,714    (89,044)  (948,430) 4,554,249  16,925,161

Dividends on common stock -
  $.20 per share                  -           -            -          -          -          -           -      (501,443)   (501,443)
Dividends on preferred stock      -           -            -          -          -          -           -      (138,774)   (138,774)
Preferred stock conversion     (11,116)    (158,403)     33,323      3,333     155,070      -           -          -           -
Redemption of preferred stock  (11,000)    (156,750)       -          -          -          -           -      (107,250)   (264,000)
Excess of market value over
  book value of ESOP shares
  released                        -           -            -          -          8,750      -           -          -          8,750
Net income                        -           -            -          -          -          -           -     2,895,137   2,895,137
ESOP new obligations, net         -           -            -          -          -        (96,083)      -          -        (96,083)
Net change in unrealized
  gains (losses) on
  securities available-for-
  sale, net of tax                -           -            -          -          -          -      1,033,630       -      1,033,630
			      ________   __________   _________  _________ ___________  _________  _________ __________  ___________

BALANCE, DECEMBER 31, 2000     130,620   $1,861,335   2,515,166  $ 251,517 $11,147,534  $(185,127) $  85,200 $6,701,919  $19,862,378
			      ========   ==========   =========  ========= ===========  =========  ========= ==========  ===========

See notes to consolidated financial statements.




<CAPTION)


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
==================================================================================================================================

								      2000                      1999                      1998
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                                                  $    2,895,137            $    2,650,204            $    2,445,783
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
	Depreciation and amortization                                1,371,272                 1,199,447                   975,889
	Provision for loan losses                                      897,038                   906,950                   999,950
	Provision for and losses on other real
	   estate owned                                                104,226                     5,100                     3,037
       Deferred income taxes                                           (17,000)                   20,500                   (55,023)
	(Discount accretion) premium
	  amortization of securities, net                               80,327                    62,577                   (39,702)
	Gain on sales of securities                                    (16,126)                     -                         -
	Change in accrued interest receivable                         (446,168)                 (178,668)                 (101,583)
	Change in accrued interest payable                             292,131                   149,275                    21,960
	Other, net                                                    (205,911)                  (75,268)                 (311,344)
								  ____________              ____________             _____________
	   Net cash provided by operating
	     activities                                              4,954,926                 4,740,117                 3,938,967
								  ____________              ____________             _____________

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Net decrease (increase) in interest-
      bearing deposits in banks                                        287,442                  (339,999)                   32,803
    Proceeds from sales of securities
      available-for-sale                                             2,064,519                      -                         -
    Proceeds from maturities and calls of
      securities available-for-sale                                 14,949,666                13,596,064                14,675,141
    Proceeds from maturities of securities
       held-to-maturity                                                 50,000                    50,000                    25,000
    Purchases of securities available-for-sale                     (13,790,321)              (27,260,358)              (21,387,038)
    Purchases of securities held-to-maturity                        (2,376,258)               (2,030,269)               (2,539,451)
    Loan originations, net of repayments                           (34,881,779)              (13,207,947)              (25,148,249)
    Purchases of premises and equipment                             (1,681,950)               (3,488,024)               (3,063,110)
    Proceeds from sales of other real
      estate owned                                                     197,186                    51,374                    17,000
    Purchase of insurance premium financing
       company                                                           -                    (3,503,497)                     -
    Other, net                                                           -                        25,636                    30,363
								  ____________              ____________             _____________

	 Net cash used in investing activities                     (35,181,495)              (36,107,020)              (37,357,541)
								  ____________              ____________             _____________



															(Continued)



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
===============================================================================================================================

								  2000                      1999                      1998
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Net increase in deposits                                     67,856,999                21,765,904                29,856,551
    Net increase (decrease) in repurchase agreements                391,015                   606,601                   (69,443)
    Proceeds from (repayments of) FHLB
      advances, net                                              (3,000,000)                3,000,000                         -
    Issuance of long-term debt                                    1,525,000                   190,000                   460,000
    Repayments of long-term debt                                   (333,129)                 (234,571)                 (155,126)
    Proceeds from issuance of common stock                                -                   390,455                   695,011
    Payment of dividends on common and
      preferred stock                                              (638,468)                 (467,332)                 (583,305)
    Redemption of preferred stock                                  (264,000)                        -                         -
    Payment of fractional shares resulting from
      stock dividend                                                      -                         -                    (1,757)
    Costs associated with dividend reinvestment plan                      -                         -                   (13,845)
							       ____________              ____________              ____________
	Net cash provided by financing activities                65,537,417                25,251,057                30,188,086
							       ____________              ____________              ____________

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                               35,310,848                (6,115,846)               (3,230,488)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                              14,487,690                20,603,536                23,834,024
							       ____________              ____________              ____________

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                 $  49,798,538             $  14,487,690             $  20,603,536
							       ============              ============              ============
SUPPLEMENTAL CASH FLOW
  INFORMATION:
  Interest paid                                               $   9,495,034             $   7,739,076             $   6,975,476
							       ============              ============              ============

  Income taxes paid                                           $     985,408             $     845,488             $     970,153
							       ============              ============              ============


See notes to consolidated financial statements.

														   (Concluded)







MIDSOUTH BANCORP, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The consolidated financial statements of MidSouth Bancorp, Inc. (the Company) and its wholly owned subsidiaries MidSouth Bank, N.A. (the Bank) and Financial Services of the South, Inc. (the Finance Company), have been prepared in accordance with generally accepted accounting principles and conform with general practices within the banking industry. A summary of significant accounting policies follows:

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

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. The Company had no trading account securities during the three years ended December 31, 2000. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders' equity until realized.

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

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans include troubled debt restructurings, and performing and non-performing major loans in which full payment of principal or interest is not expected. Non-major homogenous loans, which are evaluated on an overall basis, generally include all loans under $50,000. The Company calculates a reserve required for impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral.

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

Reclassifications - Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements in order to conform to the classifications adopted for reporting in 2000.

2.      CASH AND DUE FROM BANKS

The Company is required to maintain average reserve balances with the Federal Reserve Bank. "Cash and due from banks" in the consolidated statements of condition included amounts so restricted of $622,000 and $4,898,000 at December 31, 2000 and 1999,
respectively.

3.      INVESTMENT SECURITIES


The portfolio of securities consisted of the following:



						    December 31, 2000
			      __________________________________________________________________________________
							 Gross                Gross
			      Amortized               Unrealized            Unrealized
Available-for-Sale               Cost                    Gains                Losses                Fair Value
U.S. Treasury securities      $ 5,610,508              $   42,980           $        -              $  5,653,488
U.S. Government agencies        9,125,358                  84,558                    -                 9,209,916
Obligations of states and
   political subdivisions       5,385,799                  94,933                    -                 5,480,732
Mortgage-backed securities     22,067,196                       -               47,964                22,019,232
Collateralized mortgage                                                                                        -
   obligations                  6,866,052                       -               11,659                 6,854,393
Corporate securities            2,519,313                  22,252                    -                 2,541,565
Mutual funds                    1,000,000                       -               37,000                   963,000
Other                           1,247,300                       -                    -                 1,247,300
			      ___________              __________           __________              ____________
			      $53,821,526              $  244,723           $   96,623              $ 53,969,626
			      ===========              ==========           ==========              ============




							       December 31, 1999
			     ____________________________________________________________________________________
							  Gross                  Gross
				Amortized              Unrealized              Unrealized
Available-for-Sale                Cost                    Gains                  Losses                Fair Value
U.S. Treasury securities     $  11,632,385             $    16,262           $      22,951          $  11,625,696
U.S. Government agencies         8,871,214                     -                   121,932              8,749,282
Obligations of states and
   political subdivisions        2,408,808                     495                 144,280              2,265,023
Mortgage-backed securities      19,940,622                   5,027                 883,289             19,062,360
Collateralized mortgage
   obligations                   9,785,272                     -                   196,043              9,589,229
Corporate securities             1,922,792                     -                    31,219              1,891,573
Mutual funds                     1,000,000                     -                    39,000                961,000
Other                            1,545,700                     -                       -                1,545,700
			     _____________             ___________           _____________          _____________
			     $  57,106,793             $    21,784           $   1,438,714          $  55,689,863
			     =============             ===========           =============          =============






						  December 31, 2000
			       ________________________________________________________
				    Gross          Gross
				  Amortized     Unrealized    Unrealized
Held-to-Maturity                     Cost          Gains       Losses        Fair Value
Obligations of states and
  political subdivisi          $   23,611,057  $   871,464   $    8,444   $  24,474,077
			       ==============  ===========   ==========   =============





						  December 31, 1999
			       ________________________________________________________
				     Gross         Gross
				  Amortized     Unrealized    Unrealized
Held-to-Maturity                     Cost          Gains       Losses        Fair Value
Obligations of states and
  political subdivisi          $   21,287,597  $    67,787   $  578,617   $  20,776,767
			       ==============  ===========   ==========   =============






The amortized cost and fair value of securities at December 31, 2000 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.





						 Amortized
Available-for-Sale                                  Cost          Fair Value
Due in one year or less                        $    7,079,741  $    7,089,756
Due after one year through five years               8,674,780       8,815,336
Due after five years through ten years              3,796,814       3,789,281
Due after ten years                                 3,089,642       3,191,323
Mortgage-backed securities                         28,933,249      28,873,630
Other securities                                    1,247,300       1,247,300
Mutual funds                                        1,000,000         963,000
						_____________   _____________
					       $   53,821,526  $   53,969,626
						=============   =============

Held-to-Maturity

Due in one year or less                        $       25,000  $       25,226
Due after one year through five years               1,433,533       1,491,416
Due after five years through ten years             16,412,344      17,106,794
Due after ten years                                 5,740,180       5,850,641
						_____________   _____________
					       $   23,611,057  $   24,474,077
						=============   =============





Proceeds from sales of securities available-for-sale during 2000 were $2,065,000. There were no sales of securities available-for-sale during 1999 or 1998. A gross gain of $16,126 was recognized on sales in 2000.

Securities with an aggregate carrying value of approximately
$20,000,000 and $18,000,000 at December 31, 2000 and 1999 were pledged to secure public funds on deposit and for other purposes required or permitted by law.

The Company's collateralized mortgage obligations (CMO's) consist primarily of (1) four Fixed Rate FNMA Remic securities, two with a collateral pass-thru pay structure, one with a planned amortization class pay structure, and one with a targeted amortization class pay structure, and (2) three fixed rate FHLMC Remic securities, one with a sequential pay structure and two with a planned amortization class pay structure. All are classified as available-for-sale.


4.      LOANS

The loan portfolio consisted of the following:


<CAPTON>
								    December 31,
						    _________________________________________
							2000                          1999

Commercial, financial and agricultural              $   69,383,791              $  56,598,730
Lease financing receivable                               5,025,722                  5,119,795
Real estate - mortgage                                  90,952,647                 74,665,579
Real estate - construction                               4,740,917                  3,297,150
Installment loans to individuals                        34,243,331                 30,632,469
Other                                                      238,452                    155,010
						       204,584,860                170,468,733
						     _____________               ____________
Less allowance for loan losses                          (2,276,187)                (1,967,326)
						     _____________               ____________

						    $  202,308,673              $ 168,501,407
						     =============               ============





Loans are stated net of unearned income and loan origination fees in the above table. The amount of such items is not significant.

An analysis of the activity in the allowance for loan losses is as follows:



								Year Ended December 31,
					  __________________________________________________________
					     2000                     1999                  1998
Balance at beginning of year              $ 1,967,326            $ 1,860,490            $ 1,414,826
Provision for loan losses                     897,038                906,950                999,950
Recoveries                                    120,250                141,299                147,817
Loans charged off                            (708,427)              (941,413)              (702,103)
					  ___________            ___________            ___________
Balance at end of year                    $ 2,276,187            $ 1,967,326            $ 1,860,490
					  ===========            ===========            ===========




During the years ended December 31, 2000, 1999 and 1998, there were approximately $177,000, $581,000 and $14,000, respectively, of net transfers from loans to other real estate owned.

As of December 31, 2000 and 1999, loans outstanding to directors, executives officers, and their affiliates were $1,240,383 and $841,178, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2000 activity with respect to these related party loans is as follows:




Balance, January 1, 2000                                             $   841,178
New loans                                                                711,292
Repayments                                                              (312,087)
								      __________
Balance, December 31, 2000                                           $ 1,240,383
								      ==========



Non-accrual and renegotiated loans amounted to approximately $160,000 and $235,000 at December 31, 2000 and 1999,
respectively. The Company's other individually evaluated impaired loans were not significant at December 31, 2000 and 1999. The related allowance amounts on impaired loans were not significant and there was no significant change in these amounts during the years ended December 31, 2000, 1999 or 1998. The amount of interest not accrued on these loans did not have a significant effect on earnings in 2000, 1999 or 1998.

5.      BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:



								     December 31,
						      _____________________________________
							  2000                      1999
Buildings and improvements                            $  9,302,432             $  7,960,580
Furniture, fixtures, and equipment                       7,621,387                6,585,951
Automobiles                                                276,151                  270,328
Leasehold improvements                                     685,568                  640,410
Construction-in-process                                      2,978                  887,943
						       ___________              ___________
							17,888,516               16,345,212
Less accumulated depreciation and amortization          (6,148,941)              (4,977,397)
						       ___________              ___________
						      $ 11,739,575             $ 11,367,815
						       ===========              ===========




6.      DEPOSITS

Deposits consisted of the following:



								    December 31,
						    _________________________________________
							2000                         1999

Non-interest bearing                                $   75,151,653              $  63,668,676
Savings and money market                               100,306,058                 56,862,506
NOW accounts                                            31,317,013                 28,190,168
Time deposits under $100,000                            66,700,305                 61,225,647
Time deposits over $100,000                             46,072,176                 41,743,209
						     _____________               ____________
						    $  319,547,205              $ 251,690,206
						     =============               ============


Approximately $85,440,000 of time deposits mature in 2001 and the balance of $27,332,000 principally in 2002.

7.      FHLB ADVANCES AND LONG-TERM DEBT

At December 31, 1999, the Company had a $3,000,000 short-term advance outstanding with the Federal Home Loan Bank. This advance bore interest at 6.02% and was paid off in January 2000.

Long-term debt consisted of the following:




								     December 31,
							__________________________________
							    2000                   1998
Notes payable to financial institutions                 $ 4,475,000            $ 3,235,024
FHLB advances - long term                                   175,968                224,073
							 __________             __________
							$ 4,650,968            $ 3,459,097
							 ==========             ==========





The notes payable to financial institutions consist of advances against Lines of Credit established by the Company and the Finance Company.

The Line of Credit for the Company is in the amount of $2,500,000 and is dated June 23, 1997. Advances under the Line of Credit bear interest at a variable rate equal to the prime commercial rate of interest as quoted in the "Money Rates" section of the Wall Street Journal minus fifty basis points (0.50%). At December 31, 2000 and 1999, the effective rate was 9.00% and 8.00%, respectively. Interest under the note is due and payable quarterly. Principal payments in the amount of $312,500 beginning on June 30, 2001 are due and payable in six consecutive annual installments. The remaining balance of the loan is due and payable in a seventh and final installment on June 30, 2007. The Company has pledged all of the Bank's stock as collateral on this note. The loan agreement has certain covenants which, among other things, require the maintenance of certain levels of stockholders' equity and net income and sets a limit on the maximum amount of nonperforming assets. The Company was in compliance with these covenants at December 31, 2000. The principal balance on this note at December 31, 2000 and 1999 was $2,500,000 and $2,085,024,
respectively.

The Line of Credit for Financial Services of the South is in the amount of $2,000,000 and was last renewed May 1, 2000.
Advances under the Line of Credit bear interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus twenty-five basis points (0.25%). At December 31, 2000 and 1999, the effective rate was
9.75% and 8.75%, respectively. Interest on this note is payable monthly, with principal due at maturity on April 30, 2001.
Advances under this note totaled $1,975,000 at December 31, 2000 and $1,150,000 at December 31, 1999. The Finance Company has pledged (1) all its promissory notes, credit sales agreements, installment sales contracts, chattel paper, negotiable paper or other written evidence of indebtedness; (2) all of its accounts receivable; and (3) all of its common stock as collateral on this note.

At December 31, 2000, the Bank had two long-term FHLB borrowings outstanding. These borrowings bear interest at rates of 6.17% and 7.28%, and have maturities from April 2001 to June 1, 2004. Monthly principal and interest payments range from approximately $354 on the smallest borrowing to approximately $4,732 on the largest borrowing, with balloon payments due at maturity. The FHLB short-term and long-term advances are collaterized by a blanket floating lien on certain of the Bank's mortgage loans.

Aggregate annual maturities on long-term debt are payable as follows:


2001                                                                 $  2,463,468
2002                                                                      312,500
2003                                                                      312,500
2004                                                                      312,500
2005                                                                      312,500
Thereafter                                                                937,500
								      ___________
								     $  4,650,968
								      ===========



8.      COMMITMENTS AND CONTINGENCIES

At December 31, 2000, future annual minimum rental payments due under noncancellable operating leases, primarily for land, are as follows:





2001                                                                 $    446,801
2002                                                                      408,647
2003                                                                      406,406
2004                                                                      362,393
2005                                                                      156,298
Thereafter through 2058                                                   616,686
								      ___________
								     $  2,397,231
								      ===========



Minimum rental payments have not been reduced by minimum sublease rentals of approximately $60,000 due in the future under noncancellable subleases.

Rental expense under operating leases for 2000, 1999 and 1998 was $519,984, $447,409, and $422,662, respectively. Sublease income for 2000, 1999 and 1998 amounted to $31,800 each year.

The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

9.      INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:




							    2000       1999
Deferred tax assets:
  Unrealized loss on securities                           $    -     $ 468,500
  Allowance for loan losses                                 557,000    469,000
  Other                                                      89,000     16,000
							   ________   ________
      Total deferred tax assets                             646,000    953,500
							   ________   ________
Deferred tax liabilities:
  FHLB stock dividends                                      (78,000)   (56,000)
  Depreciation                                             (260,000)  (178,000)
  Unrealized gain on securities                             (63,000)      -
  Other                                                    (125,000)   (84,500)
							   ________   ________
      Total deferred tax liabilities                       (526,000)  (318,500)
							   ________   ________
      Net deferred tax asset                              $ 120,000  $ 635,000
							   ========   ========




Components of income tax expense are as follows:



						 2000       1999       1998
Current                                        $968,204   $846,917   $897,190
Deferred                                        (17,000)    20,500    (55,023)
					       ________   ________   ________

					       $951,204   $867,417   $842,167
					       ========   ========   ========




The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on income as follows:




						  Year Ended December 31,
					  ____________________________________
					     2000         1999         1998
Taxes calculated at statutory rate        $1,307,756   $1,195,991   $1,117,903
Increase (decrease) resulting from:
  Tax-exempt interest                       (370,894)    (334,386)    (280,412)
  Other                                       14,342        5,812        4,676
					  __________   __________   __________

					  $  951,204   $  867,417   $  842,167
					  ==========   ==========   ==========





The deferred income tax expense (credit) relating to unrealized gains (losses) on securities available-for-sale included in other comprehensive income amounted to $531,500 in 2000, $(627,500) in 1999 and, $107,495 in 1998. Income taxes relating to gains on sales of securities amounted to $5,483 in 2000.

10.     EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan
(ESOP) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors.
These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The note is payable to the Bank. Because the source of the loan payments are contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders' equity.
The balance of the note receivable from the ESOP was $185,127 and $89,044 at December 31, 2000 and 1999, respectively. In accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6 (SOP), compensation costs relating to shares purchased subsequent to December 31, 1992 are based on the market price of the shares on the date released for allocation and the related unreleased shares are not considered outstanding in the computation of income per common share. The Company has elected to not apply the provisions of the SOP to shares purchased on or before December 31, 1992 and therefore compensation costs relating to those shares was based upon cost and those shares were considered as outstanding in the computation of income per common share. All of the unrealized shares at December 31, 2000 and 1999 were purchased after December 31, 1992. ESOP compensation expense was $156,750,
$145,500 and $102,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The ESOP shares as of December 31, 2000 and 1999 were as follows:




							     2000       1999
Allocated shares                                            245,516    228,990
Shares released for allocation                                5,211      5,002
Unreleased shares                                            23,251     13,462
							   ________   ________

Total ESOP shares                                           273,978    247,454
							   ========   ========
Fair value of unreleased shares at
 December 31,                                             $ 200,540  $ 121,158
							   ========   ========





During 1996 the Company adopted a deferred compensation plan for certain officers which qualifies as a defined contribution plan. Contributions to the plan are required only if "excess earnings", as defined, are achieved. The participants accrue benefits based only on the contributions made. During 2000, 1999 and 1998 no contributions were required.

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

Below is a summary of the transactions:




							      Exercise Price
							   ______________________
							    Number of    Average
							     Options      Price
							   Outstanding  Per Share
Balance, January 1, 1998                                     139,223        6.67
Granted                                                       23,155       15.42
							    ________      ______
Balance, December 31, 1998                                   162,378        7.92
Granted                                                         -            -
							    ________      ______
Balance, December 31, 1999                                   162,378        7.92
Granted                                                         -            -
							    ________      ______
Balance, December 31, 2000                                   162,378        7.92
							    ========      ======





Options on 83,533 shares at $6.67 per share and on 9,262 shares at $15.42 per share were exercisable at December 31, 2000. Options on 55,690 shares at $6.67 per share and on 4,631 shares at $15.42 per share were exercisable at December 31, 1999.

The weighted average remaining contractual life of options outstanding at December 31, 2000 was 6.2 years.

The Company has adopted the disclosure-only option under SFAS
No. 123, "Accounting for Stock Based Compensation." The fair value of options granted was $4.63 in 1998. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company's net income available to common stockholders and income per common share would have been as indicated below:



							    Year Ended
					      _____________________________________
						 2000         1999         1998

Net income available to common stockholders:
  As reported                                 $ 2,649,113  $ 2,518,622  $ 2,296,812
  Pro forma                                     2,601,041    2,434,668    2,169,732

Basic income per common share:
  As reported                                 $      1.07  $      1.03  $       .95
  Pro forma                                          1.05         1.00          .90

Diluted income per common share:
  As reported                                 $       .95  $       .90  $       .83
  Pro forma                                           .94          .87          .79






The fair value of the options granted under the Company's stock option plans during the year ended December 31, 1998 was estimated using the Black-Scholes Pricing Model with the following assumptions used: dividend yield of 1.5%, expected volatility of 20%, risk free interest rate of 4.9%, and expected lives of 8 years.

12.     STOCKHOLDERS' EQUITY

On July 31, 1995, the Company issued 187,286 shares of Series A Cumulative Convertible Preferred Shares with a stated value of $14.25. The Convertible Preferred Shares are convertible at any time at the option of the holder into common stock, at the rate of
2.998 shares of Common Stock for each Convertible Preferred
Share. On or after July 31, 2000, the Convertible Preferred Shares are redeemable, in whole or in part, at the option of the Company at the stated value of $14.25. The liquidation value of the Convertible Preferred Stock is $14.25 plus accrued dividends. Dividends on the Convertible Preferred Shares are determined each year on an annual rate, fixed on December 31 of each year for the ensuing calendar year and was 6.51% at December 31, 2000. The dividends are cumulative and payable quarterly in arrears. Holders of Convertible Preferred Shares are not entitled to normal voting rights unless certain conditions exist. During the year ended December 31, 2000, the Company redeemed 11,000 shares for
$107,250 in excess of their carrying amount. The $107,250 is included in the amount recorded as preferred stock dividends in order to compute net income available to common stockholders.

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2000, the Bank has approximately $1,200,000 available to pay dividends to the Parent Company without regulatory approval.

13.     NET INCOME PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share.




						       Year Ended December 31,
					    ______________________________________________
						 2000            1999            1998
Net income                                  $    2,895,137  $    2,650,204  $    2,445,783
Preferred dividend requirement on shares
  redeemed                                         107,250           -               -
					    ______________  ______________  ______________
Net income, as adjusted - used in
  computation of diluted earnings per
  common share                                   2,787,887       2,650,204       2,445,783
Preferred dividend requirement on shares
  excluding shares redeemed                        138,774         131,582         148,971
					    ______________  ______________  ______________

Net income available to common
  stockholders - used in computation of
  basic earnings per common share           $    2,649,113  $    2,518,622  $    2,296,812
					    ==============  ==============  ==============
Weighted average number of common
  shares outstanding - used in computation
  of basic earnings per common share             2,487,187       2,441,461       2,410,926
Effect of dilutive securities:
  Stock options                                     29,196          51,616          72,317
  Convertible preferred stock                      406,428         463,185         475,138
					    ______________  ______________  ______________

Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of
  diluted earnings per common share              2,922,811       2,956,262       2,958,381
					    ==============  ==============  ==============





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


<CAPTION)



							Contract or Notional
								Amount
						     __________________________
							  2000          1999
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                      $52,700,000   $32,900,000
    Standby letters of credit                           1,200,000       800,000




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

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers. Approximately 75% of these letters of credit were secured by marketable securities, cash on deposits or other assets at December 31, 2000 and 1999.

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

As of December 31, 2000 and 1999, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are presented in the table.

										      To Be Well
										   Capitalized Under
							      For Capital          Prompt Corrective
				   Actual                  Adequacy Purposes       Action Provisions
			  ________________________     _______________________    ___________________
			     Amount        Ratio          Amount        Ratio      Amount      Ratio
As of December 31, 2000:
  Total capital to risk
    weighted assets:
      Company             $ 21,523,294     9.55 %      $ 18,023,954     8.00 %       N/A         N/A
      Bank                  23,506,666    10.54 %        17,842,682     8.00 %    22,303,352    10.00 %

  Tier I capital to risk
    weighted assets:
      Company               19,247,107     8.54 %         9,011,977     4.00 %       N/A         N/A
      Bank                  21,313,084     9.56 %         8,921,341     4.00 %    13,382,011     6.00 %

  Tier I capital to
    average assets:
    Company                 19,247,107     6.05 %        12,734,767     4.00 %       N/A         N/A
    Bank                    21,313,084     6.74 %        12,654,316     4.00 %    15,817,895     5.00 %




										      To Be Well
										   Capitalized Under
							     For Capital           Prompt Corrective
				     Actual                Adequacy Purposes       Action Provisions
			  ________________________    ________________________    ___________________
			    Amount         Ratio         Amount         Ratio      Amount      Ratio
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

The estimated fair values of the Company's financial instruments are as follows at December 31, 2000 and 1999 (in thousands):





					 2000                   1999
				  _____________________  _________________
				   Carrying      Fair    Carrying    Fair
				    Amount       Value    Amount     Value
Financial assets:
  Cash, due from banks and federal
    fund sold                     $ 49,867     $ 49,867  $ 14,488  $ 14,488
  Securities available-for-sale     53,970       53,970    55,690    55,690
  Securities held-to-maturity       23,611       24,474    21,288    20,777
  Loans, net                       202,309      202,200   168,501   168,793

Financial liabilities:
  Non-interest bearing deposits     75,152       75,152    63,669    63,669
  Interest bearing deposits        244,396      244,800   188,022   188,135
  FHLB advances                       -             -       3,000     3,000
  Long-term notes payable            4,651        4,651     3,459     3,459





17.     OTHER NON-INTEREST EXPENSE

Other non-interest expense consisted of the following for the years ended December 31, 2000, 1999 and 1998:



						 2000         1999         1998
Professional fees                          $     375,012  $   369,672  $   397,880
FDIC assessments                                  50,612       27,470       23,540
Marketing expenses                               748,261      789,666      672,896
Data processing                                  193,796      192,360      163,839
Postage                                          249,950      249,836      211,179
Education and travel                             156,851      172,559      168,038
Printing and supplies                            366,652      341,452      319,713
Telephone                                        281,890      267,325      241,455
Other                                          1,987,460    1,441,604    1,189,048
					    ____________   __________   __________
					   $   4,410,484  $ 3,851,944  $ 3,387,588
					    ============   ==========   ==========





18.     CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc.
(parent company only) follows:



				    STATEMENTS OF CONDITION
								  December 31,
							____________________________
  ASSETS                                                    2000            1999
 Cash and interest-bearing deposits in banks            $    226,744*   $    202,782*
 Other assets                                                 87,840         102,444
 Investment in and advances to subsidiaries               22,391,334*     18,954,629*
							____________    ____________
							$ 22,705,918    $ 19,259,855
							============    ============
  LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
   Dividends payable                                    $    158,413    $    156,664
   Notes payable to financial institutions                 2,500,000       2,087,486
   Note payable to Bank                                      185,127*         90,544*
							____________    ____________
       Total liabilities                                   2,843,540       2,334,694
							____________    ____________
 Total stockholders' equity                               19,862,378      16,925,161
							____________    ____________
							$ 22,705,918    $ 19,259,855
							============    ============




			    STATEMENTS OF INCOME

							 Years Ended December 31,
					     ___________________________________________
						 2000            1999            1998
Revenue:
  Dividends from Bank                        $  925,000*    $   375,000*    $     85,000*
  Equity in undistributed income
    of subsidiaries                           2,169,325*      2,469,841*       2,529,618
  Rental and other income                        50,682          42,988           44,553
					      _________       _________        _________
					      3,145,007       2,887,829        2,659,171
					      _________       _________        _________

Expenses:
  Interest on notes payable                     192,131         157,000          146,831
  Professional fees                              75,073          99,741           83,304
  Other expenses                                 84,820          79,636           66,544
					      _________       _________        _________

						352,024         336,377          296,679
					      _________       _________        _________

Income before income taxes                    2,792,983       2,551,452        2,362,492

Income tax benefit                              102,154          98,752           83,291
					      _________       _________        _________

Net income                                   $2,895,137     $ 2,650,204     $  2,445,783
					      =========       =========        =========







			    STATEMENTS OF CASH FLOWS

							 Years Ended December 31,
					      ___________________________________________
						  2000           1999             1998
Cash flows from operating activities:
  Dividends from bank                         $  925,000*     $  375,000*     $   85,000*
  Other, net                                    (184,584)       (131,448)       (158,044)
					       _________       _________       _________
       Net cash provided by (used in)
	   operating activities                  740,416         243,552         (73,044)
					       _________       _________       _________

Cash flows from investing activities:
  Investment in and advances to subsidiares     (225,000)*          _           (350,000)*
					       _________       _________       _________

       Net cash used in investing activities    (225,000)           _           (350,000)
					       _________       _________       _________

Cash flows from financing activities:
  Capital stock transactions                     (96,083)        372,955         679,409
  Redemption of Preferred Stock                 (264,000)           -               -
  Payment of dividends                          (638,468)       (467,332)       (583,305)
  Proceeds of notes payable, net                 507,097          34,706         325,000
					       _________       _________       _________

       Net cash provided by financing
	 activities                             (491,454)        (59,671)        421,104
					       _________       _________       _________

Net increase (decrease) in cash                   23,962         183,881          (1,940)

Cash, beginning of year                          202,782          18,901          20,841
					       _________       _________       _________

Cash, end of year                              $ 226,744      $  202,782      $   18,901
					       =========       =========       =========
*Eliminated in consolidation





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

SFAS No. 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The
Company will adopt this accounting standard on January 1, 2001.
The adoption of SFAS No. 133 will not have a significant effect on the Company's financial position, results of operations or cash flows on the date of adoption. There are no other pronouncements of the Financial Accounting Standards Board which have been issued and not yet been adopted which will have a significant effect on the Company's financial position, results of operations or cash flows on the date of adoption.





				 * * * * *





ITEM 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.



			    PART III


ITEM 9 - Directors, Executive Officers, Promotors and
	 Control Persons; Compliance with Section
	 16(a) of the Exchange Act

The information contained in Registrant's definitive proxy statement for its 2001 annual meeting of shareholders, is incorporated herein by reference in response to this Item.
Information concerning executive officers is provided following Item 4.

ITEM 10 - Executive Compensation

The information contained in Registrant's definitive proxy statement for its 2001 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 11 - Security Ownership of Certain Beneficial
	  Owners and Management

The information contained in Registrant's definitive proxy statement for its 2001 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 12 - Certain Relationships and Related Transactions

The information contained in Registrant's definitive proxy statement for its 2001 annual meeting of shareholders is incorporated herein by reference in response to this Item.


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

			 MIDSOUTH BANCORP, INC.



			 By: /s/ C.R. Clutier
			     C. R. Cloutier
			   President and Chief
			    Executive Officer



Dated:  March 30, 2001

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                     Title                   Date



 /s/ C. R. Cloutier      President, Chief Executive
   C. R. Cloutier          Officer and Director       March 30, 2001


 /s/ Karen L. Hail        Chief Financial Officer,
   Karen L. Hail         Executive Vice President,    March 30, 2001
			    Secretary/Treasurer
			       and Director


 /s/ Teri S. Stelly      Chief Accounting Officer     March 30, 2001
   Teri S. Stelly


 /s/ J. B. Hargroder, M.D.        Director            March 30, 2001
   J. B. Hargroder, M.D.


 /s/ William M. Simmons           Director            March 30, 2001
   William M. Simmons


 /s/ Will G. Charbonnet, Sr.      Director            March 30, 2001
   Will G. Charbonnet, Sr.


 /s/ Clayton Paul Hilliard        Director            March 30, 2001
   Clayton Paul Hilliard


 /s/ James R. Davis               Director            March 30, 2001
   James R. Davis, Jr.


 /s/ Milton B. Kidd, III          Director            March 30, 2001
   Milton B. Kidd, III., O.D.