Form 10QSB
period 2001-03-31
MIDSOUTH BANCORP INC
filed 2001-05-15
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
				COMMISSION
			  WASHINGTON, D.C.  20549

				FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended.............          March 31, 2001


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


				    Outstanding as of March 31, 2001


   Common stock, $.10 par value                                2,520,228



		Transitional Small Business Disclosure Format:

			 Yes _______     No ___X___

PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                         Page

	 Financial Highlights                                       3

	 Statements of Condition - March 31, 2001 and
		  December 31, 2000                                 4

	 Statements of Income - Three Months Ended
		  March 31, 2001 and 2000 and Year
		  Ended December 31, 2000                           5

	 Statement of Stockholders' Equity - Three Months
		  Ended March 31, 2001                              6

	 Statements of Cash Flows - Three Months Ended
		  March 31, 2001 and 2000                           7

	 Notes to Financial Statements                              8

Item 2.  Management's Discussion and Analysis                       9


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                           16


Signatures                                                          17




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)
					     Three Months Ended                 Year-ended
						  March 31,                     December 31,
EARNINGS DATA                           2001                  2000               2000 (FN1)
				     ______________________________________________________
Net interest income                  $3,883,183            $3,472,727           $14,661,950
Provision for loan losses               323,100               216,962               897,038
Non-interest income                   1,183,216             1,037,270             4,582,995
Non-interest expense                  3,703,868             3,588,791            14,501,566
Provision for income tax                244,254               155,976               951,204
Net income                              795,177               548,268             2,895,137
Preferred dividend requirement           30,293                38,059               246,024
Income available to common
  shareholders                         $764,884              $510,209            $2,649,113
===========================================================================================

PER COMMON SHARE DATA

Basic earnings per share                  $0.31                 $0.21                 $1.07
Diluted earnings per share                $0.27                 $0.18                 $0.95

Book value at end of period               $7.60                 $6.09                 $7.16
Market price at end of period             $9.99                 $8.75                 $8.63
Market price of preferred stock
  at end of period                       $28.09                $26.25                $25.00
Weighted average shares outstanding
   Basic                              2,492,196             2,470,551             2,487,187
   Diluted                            2,924,741             2,964,655             2,922,811
===========================================================================================

AVERAGE BALANCE SHEET DATA

Total assets                       $333,639,134          $280,297,144          $294,793,847
Earning assets                      305,205,906           254,271,309           268,500,977
Loans and leases                    203,571,189           171,516,801           184,300,672
Interest-bearing deposits           234,087,871           195,751,863           204,155,077
Total deposits                      304,311,712           257,107,157           267,868,162
Common stockholders' equity          18,315,898            14,619,601            15,570,370
Total stockholders' equity           20,177,233            16,796,089            17,588,964
===========================================================================================

SELECTED RATIOS

Return on average assets
  (annualized)                             0.97%                 0.78%                 0.98%
Return on average common equity
  (annualized)                            16.94%                14.00%                17.70%
Return on average total equity
  (annualized)                            15.98%                13.09%                16.46%
Leverage capital ratio   (FN2)             8.09%                 6.29%                 6.06%
Tier 1 risk-based capital ratio           12.05%                 9.36%                 8.54%
Total risk-based capital ratio            13.12%                10.40%                 9.55%
Allowance for loan losses as a %
  of total loans                           1.19%                 1.12%                 1.11%
=========================================================================================================

PERIOD ENDING BALANCE SHEET DATA      3/31/01               3/31/00             Net Change    % Change

Total assets                       $341,808,240          $284,109,042           $57,699,198        20.31%
Earning assets                      314,111,598           257,204,936           $56,906,662        22.13%
Loans and leases, net               200,072,933           172,555,428           $27,517,505        15.95%
Interest-bearing deposits           237,751,855           197,324,171           $40,427,684        20.49%
Total deposits                      309,327,128           261,386,833           $47,940,295        18.34%
Common stockholders' equity          19,162,009            15,122,519            $4,039,490        26.71%
Total stockholders' equity           21,023,344            17,299,007            $3,724,337        21.53%
=========================================================================================================

(FN1) Financial highlights for December 31, 2000 are taken from the audited financials on that date.
(FN2)  On February 21, 2001, MidSouth completed the issuance of
       $7,000,000 of Trust Preferred Securities. For regulatory purposes, these funds qualify as Tier 1 Capital. For financial reporting purposes, these funds are not included in stockholders' equity under generally accepted accounting principles.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
=================================================================================

						     March 31,      December 31,
						       2001            2000 *
ASSETS                                              (unaudited)
						  _____________    _____________
Cash and due from banks                             $13,687,769      $15,698,538
Federal funds sold                                   15,500,000       34,100,000
						  _____________    _____________

     Total cash and cash equivalents                 29,187,769       49,798,538

Interest bearing deposits in banks                      400,862           68,682
Securities available-for-sale, at fair value
     (cost of $71,250,289 in March 2001 and
     $ in December 2000)                             72,123,365       53,969,626
Securities held-to-maturity (estimated market
     value of $24,907,794 in March 2001 and
     $ in December 2000)                             23,610,283       23,611,057
Loans, net of allowance for loan losses of
     $2,404,155 in March 2001 and $2,276,187
     in December 2000                               200,072,933      202,308,673
Bank premises and equipment, net                     11,495,373       11,739,575
Other real estate owned, net                            411,007          446,046
Accrued interest receivable                           2,388,485        2,365,350
Goodwill, net                                           477,800          493,071
Other assets                                          1,640,363        1,572,815
						  _____________    _____________

     Total assets                                  $341,808,240     $346,373,433
						  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                              $71,575,273      $75,151,653
  Interest bearing                                  237,751,855      244,395,552
						  _____________    _____________

     Total deposits                                 309,327,128      319,547,205

Securities sold under
     repurchase agreements                              544,893          997,616
Accrued interest payable                              1,096,333        1,007,302
Long-term notes payable                               2,158,397        4,650,968
Junior subordinated deferrable interest debenture     7,000,000                -
Other liabilities                                       658,145          307,964
						  _____________    _____________

     Total liabilities                              320,784,896      326,511,055

Commitments and contingencies                                 -                -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25
      stated value - 5,000,000 shares authorized,
      130,620 issued and outstanding on March 31,
      2001 and December 31, 2000                      1,861,335        1,861,335
   Common stock, $.10 par value- 5,000,000
      shares authorized, 2,520,228 and 2,515,166
      issued and outstanding on March 31, 2001
      and December 31, 2000, respectively               252,023          251,517
   Surplus                                           11,180,791       11,147,534
   Unearned ESOP shares                                (176,614)        (185,127)
   Unrealized gains on securities available-
      for-sale, net of deferred taxes
      of $308,070 in March 2001 and $62,900
      in December 2000                                  565,005           85,200
   Retained earnings                                  7,340,804        6,701,919
						  _____________    _____________

     Total stockholders' equity                      21,023,344       19,862,378
						  _____________    _____________

Total liabilities and stockholders' equity         $341,808,240     $346,373,433
						  =============    =============


  *   The consolidated statement of condition at December 31, 2000 is taken from the audited balance sheet on that date.
       See notes to unaudited consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


				       Three Months Ended           Year Ended
					   March 31,               December 31,
				     2001             2000            2000 *
					  (unaudited)
				  ____________________________     ____________
INTEREST INCOME:
Loans, including fees              $5,277,167       $4,392,800      $19,440,991
Securities
     Taxable                          868,840          858,853        3,445,594
     Nontaxable                       356,400          288,134        1,231,074
Federal funds sold and other
  interest income                     265,773           52,238          331,456
				  ___________      ___________     ____________
TOTAL                               6,768,180        5,592,025       24,449,115
				  ___________      ___________     ____________

INTEREST EXPENSE:
Deposits                            2,716,647        2,021,987        9,180,999
Securities sold under repurchase
  agreements, federal funds
  purchased and advances               10,768           24,098          259,399
Long term debt                        157,582           73,213          346,767
				  ___________      ___________     ____________

TOTAL                               2,884,997        2,119,298        9,787,165
				  ___________      ___________     ____________

NET INTEREST INCOME                 3,883,183        3,472,727       14,661,950

PROVISION FOR LOAN LOSSES             323,100          216,962          897,038
				  ___________      ___________     ____________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES         3,560,083        3,255,765       13,764,912
				  ___________      ___________     ____________

OTHER OPERATING INCOME:
Service charges on deposits           792,962          740,885        3,234,954
Gains on securities, net                   -             1,770           16,126
Credit life insurance                  66,618           57,294          271,875
Other charges and fees                323,636          237,321        1,060,040
				  ___________      ___________     ____________

TOTAL OTHER INCOME                  1,183,216        1,037,270        4,582,995
				  ___________      ___________     ____________

OTHER EXPENSES:
Salaries and employee benefits      1,761,476        1,654,237        6,830,062
Occupancy expense                     829,758          780,532        3,261,020
Other                               1,112,634        1,154,022        4,410,484
				  ___________      ___________     ____________

TOTAL OTHER EXPENSES                3,703,868        3,588,791       14,501,566
				  ___________      ___________     ____________

INCOME BEFORE INCOME TAXES          1,039,431          704,244        3,846,341
PROVISION FOR INCOME TAXES            244,254          155,976          951,204
				  ___________      ___________     ____________

NET INCOME                           $795,177         $548,268        2,895,137
PREFERRED DIVIDEND REQUIREMENT         30,293           38,059          246,024
				  ___________      ___________     ____________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                      $764,884         $510,209       $2,649,113
				  ===========      ===========     ============

BASIC EARNINGS PER COMMON SHARE         $0.31            $0.21            $1.07
				  ===========      ===========     ============

DILUTED EARNINGS PER COMMON SHARE       $0.27            $0.18            $0.95
				  ===========      ===========     ============


* The consolidated statement of income at December 31, 2000 is taken from the audited income statement of that date.
    See notes to unaudited consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR QUARTER ENDED MARCH 31, 2001 (UNAUDITED)
====================================================================================================================================

											       UNREALIZED
												(GAINS)
											       LOSSES ON
											       SECURITIES
			PREFERRED STOCK          COMMON STOCK                        ESOP      AVAILABLE-    RETAINED
		       SHARES      AMOUNT      SHARES      AMOUNT     SURPLUS     OBLIGATION    FOR-SALE     EARNINGS     TOTAL
		      _____________________   ____________________   ___________  __________   __________   __________  ___________
BALANCE,
   JANUARY 1, 2001     130,620   $1,861,335   2,515,166   $251,517   $11,147,534  ($185,127)     $85,200    $6,701,919  $19,862,378

Issuance of common
  stock                                           5,062        506        33,257                                             33,763
Dividends on
  common stock                                                                                                (125,999)    (125,999)
Dividends on
  preferred stock                                                                                              (30,293)     (30,293)
Net income                                                                                                     795,177      795,177
Increase in ESOP
  obligation,
  net of repayments                                                                   8,513                                   8,513
Net change in
  unrealized gain/
  loss on securities
  available-for-sale,
  net of tax                                                                                     479,805                    479,805
		       _______   __________   _________   ________   ___________  _________     ________    __________  ___________
BALANCE,
  MARCH 31, 2001       130,620   $1,861,335   2,520,228   $252,023   $11,180,791  ($176,614)    $565,005    $7,340,804  $21,023,344
		       =======   ==========   =========   ========   ===========  =========     ========    ==========  ===========

See notes to unaudited consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
=========================================================================================

						       March 31,2001      March 31, 2000
						       _____________      ______________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $795,177            $548,268
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                            341,664             332,219
    Provision for loan losses                                323,100             216,962
    Provision for deferred income taxes                       10,778               4,548
    Discount accretion, net                                   16,777              20,719
    Gain on sale of premises and equipment                    (2,700)             (5,088)
    Loss on sale of other real estate owned                   10,011                   -
    Write-down of other real estate owned                     22,417              93,000
    Change in accrued interest receivable                    (23,135)           (194,089)
    Change in accrued interest payable                        89,031              75,040
    Other, net                                                26,685              60,888
						       _____________      ______________

NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,609,805           1,152,467
						       _____________      ______________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing
    deposits in banks                                       (332,180)            280,811
  Proceeds from sales of securities available-
    for-sale                                                       -             661,030
  Proceeds from maturities and calls of securities
    available-for-sale                                     4,959,417           1,995,674
  Purchases of securities available-for-sale             (22,404,184)         (6,099,358)
  Purchases of securities held-to-maturity                         -          (1,443,671)
  Loan originations, net of repayments                     1,853,875          (4,261,824)
  Purchases of premises and equipment                        (82,191)           (595,663)
  Proceeds from sales of premises and equipment                2,700               6,000
  Proceeds from sales of other real estate owned              69,889              16,875
						       _____________      ______________

NET CASH USED IN INVESTING ACTIVITIES                    (15,932,674)         (9,440,126)
						       _____________      ______________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                    (10,220,077)          9,696,627
  Net (decrease) increase in securities sold
    under repurchase agreements and federal
    funds purchased                                         (452,723)         (2,994,114)
  Issuance of notes payable                                   20,000             170,000
  Repayments of notes payable                             (2,512,571)            (11,707)
  Proceeds from issuance of common stock                      33,763                   -
  Payment of dividends                                      (156,292)           (156,665)
  Issuance of junior subordinated debentures               7,000,000                   -
						       _____________      ______________

NET CASH PROVIDED BY FINANCING ACTIVITIES                 (6,287,900)          6,704,141
						       _____________      ______________

NET DECREASE IN CASH & CASH EQUIVALENTS                  (20,610,769)         (1,583,518)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            49,798,538          14,487,690
						       _____________      ______________

CASH & CASH EQUIVALENTS AT END OF PERIOD                 $29,187,769         $12,904,172
						       =============      ==============

  *  See notes to unaudited consolidated financial statements.



					7



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED  FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of March 31, 2001 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 2000 annual consolidated report and Form 10-KSB.

      The results of operations for the three months period ended
      March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN LOSSES

      An analysis of the activity in the allowance for loan losses is as follows:



					    Three Months Ended
						 March 31,
					   2001           2000
					__________      __________
       Balance at beginning of period   $2,276,187      $1,967,326
	 Provision for loan losses         323,100         216,962
	 Recoveries                         17,008          34,144
	 Loans charged off                (212,140)       (255,983)
					__________      __________

       Balance at end of period         $2,404,155      $1,962,449
					==========      ==========

3.  COMPREHENSIVE INCOME

     Comprehensive income includes net income and other comprehensive income (losses) which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale.

     Following is a summary of MidSouth's comprehensive income for the three months ended March 31, 2001 and 2000.


					     2001           2000
					__________      _________
	   Net income                     $795,177       $548,268
	   Other comprehensive income
	      (losses), net of tax         479,805        (21,355)
					__________      _________

	   Total comprehensive income   $1,274,982       $526,913
					==========      =========


4.  DERIVATIVE INSTRUMENTS

     Effective January 1, 2001, MidSouth adopted SFAS No. 133. The statement was issued in June 1998 and requires MidSouth to recognize all derivatives as either assets or liabilities in MidSouth's balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specially designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

     MidSouth is not currently engaged in any significant activities with derivatives; therefore, management believes that the impact of the adoption of this Statement is not significant.

5.  JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURE

     On February 22, 2001 MidSouth issued a $7,000,000 Junior
     Subordinated Deferrable Interest Debenture. This debenture bears interest at 10.20% and is due in 2031.

	MANAGEMENT'S DISCUSSION AND ANALYSIS


This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 2000 annual consolidated financial statements, the notes thereto and the related Management's
Discussion and Analysis.

MidSouth Bancorp, Inc. had net income of $795,177 for the first quarter of 2001, an increase of 45% over net income of $548,268 reported for the first quarter of 2000. Income available to common shareholders totaled $764,884 for the first quarter of 2001, compared to $510,209 for the first quarter of 2000. Basic earnings per share were $.31 and $.21 for the quarters ended March 31, 2001 and 2000, respectively. Diluted earnings per share were $.27 for the first quarter of 2001 compared to $.18 for the first quarter of 2000.

Earnings improved primarily due to an increase in the volume of earning assets. The volume increase resulted in additional net interest income of $410,456 before loan loss provisions for the first quarter of 2001 compared to the first quarter of 2000. Non-interest income increased $145,946 in quarterly comparison primarily due to increases in insufficient funds fees, third party mortgage loan processing fees, and income from the sale of credit life insurance. The increased non-interest income more than offset an increase of $115,077 in non-interest expenses in quarterly comparison. Non-interest expense increases were recorded primarily in salaries and employee benefits and data processing expense.

Total consolidated assets increased $57.7 million or 20%, from $284.1 million at March 31, 2000 to $341.8 million at March 31, 2001. Deposits grew $47.9 million or 18%, from $261.4 million at March 31, 2000 to $309.3 million at March 31, 2001. Substantial deposit growth was recorded primarily in personal money market accounts and personal certificates of deposit.

Loans, net of Allowance for Loan Losses ("ALL"), increased $27.5 million or 16%, from $172.5 million in the first quarter of 2000 to $200.0 million in the first quarter of 2001. Provisions for loan losses totaled $323,100 for the three-month period ended March 31, 2001 compared to $216,962 for the three-month period ended in March 31, 2000.

Nonperforming loans as a percentage of total loans increased slightly from .12% in March of 2000 to .15% in March of 2001. The increase resulted primarily from the placement of one commercial credit on nonaccrual during the first quarter of 2001. Loans past due ninety days and over increased in quarterly comparison, from $608,680 at March 31, 2000 to $865,667 at March 31, 2001. The ALL
represented 334% of nonperforming assets as of March 31, 2001 compared to 280% as of March 31, 2000.

MidSouth's leverage ratio was 8.09% at March 31, 2001 compared to 6.29% at March 31, 2000. On February 21,
2001, MidSouth completed the issuance of $7,000,000 of Trust Preferred Securities. For regulatory purposes, these funds qualify as Tier 1 Capital. For financial reporting purposes, these securities are not included in stockholders' equity under generally accepted accounting principles, but as a liability for a related debenture.

MidSouth's annualized return on average common equity was 16.94% and return on average assets was .97% for the first quarter of 2001.

Earnings Analysis

Net Interest Income

Average earning assets increased 20%, or $50.9 million, from $254.3 million for the three months ended March 31, 2000 to $305.2 million for the three months ended March
31, 2001. The mix of average earning assets remained relatively constant, as loans represented 67.5% of average earning assets in the first quarter of 2000 compared to 67% in the first quarter of 2001. Average loan volume increased $32.0 million, from $171.5 million in the first quarter of 2000 to $203.5 million in the first quarter of 2001. The average yield on loans increased 25 basis points in quarterly comparison, from 10.27% to 10.52% at March 31, 2001. The increase in loan yields resulted primarily from increases in the prime lending ("prime") rate during 2000 prior to decreases in prime during the first quarter of 2001. New York prime rose 75 basis points during 2000 before declining 150 basis points in the first quarter of 2001. Volume increases lessened the impact of declining rates in the loan portfolio in quarterly comparison.

Investment volume increased $3.8 million, from $78.8 million at March 31, 2000 to $82.6 million at March 31,
2001. The average taxable-equivalent yield on investments increased 30 basis points, from 6.48% in the first quarter of 2000 to 6.78% in the first quarter of 2001. Additionally, federal funds sold volume increased $15.0 million and yields increased 35 basis points, from 5.33% to 5.68%.
Improvement in yields on average earning assets, combined with volume increases resulted in increased interest income of $1,176,155 in quarterly comparison.

An average volume increase of $40.8 million in interest-bearing liabilities combined with a 61 basis point increase in the average rate paid resulted in a $765,699 increase in interest expense for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. Included in the increase in interest-bearing liabilities is $7,000,000 in trust preferred securities bearing an interest rate of 10.20% issued on February 21, 2001. The average rate paid on interest-bearing deposits increased 57 basis points, from 4.14% at March 31, 2000 to 4.71% at March 31, 2001. The percentage of average interest-bearing deposits to average total deposits increased slightly from 76% to 77% in quarterly comparison. The net effect of changes in the yields and volume of earning assets and interest-bearing liabilities increased net interest income $410,456 in quarterly comparison. The net taxable-equivalent yield on average earning assets decreased 31 basis points, from 5.68% for the quarter ended March 31, 2000 to 5.37% for the quarter ended March 31, 2001.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $52,077 for the three months ended March 31, 2001 as compared to the same period in 2000. The increase resulted primarily from an increase in insufficient funds fees. Income from the sale of credit life insurance increased $9,324. Other non-interest income increased $86,315 in quarterly comparison, primarily due to increased third-party mortgage processing fees.

Non-interest Expense

Non-interest expense increased  $115,077 or 3% for the
three months ended March 31, 2001 compared to the three
months ended March 31, 2000.   Increases were recorded in
the categories of salaries and employee benefits, occupancy expense and data processing expense.

Salaries and employee benefits increased primarily due to new hires to staff a third New Iberia office and to develop that market. The number of full-time equivalent ("FTE") employees increased by 9 from 189 in March 2000 to 198 in March 2001. In addition, group health insurance costs and incentive compensation increased.

Occupancy expense increased in the three-month period ended March 31, 2001 compared to the same period of 2000 due to increases in lease expense and building depreciation expense. The increase in lease expense resulted from additional leased space for the Bank's main office in Lafayette. Building depreciation expense increased primarily due to the addition of the third New
Iberia office.

Increased depreciation and maintenance costs associated with computer software and hardware resulted in increased data processing expenses for the first quarter of 2001 compared to the first quarter of 2000.

Balance Sheet Analysis

MidSouth ended the first quarter of 2001 with consolidated assets of $341.8 million, a decrease of $4.6 million over the $346.4 million reported for December 31, 2000.
Deposits decreased over the three months ended March 31, 2001 by $10.2 million, from $319.5 million at December 31, 2000 to $309.3 million at March 31, 2001. Deposits declined as the majority of a significant short-term deposit of $24.6 million made in December of 2000 was withdrawn in January 2001. Excluding the short-term deposit, MidSouth realized an increase of $14.4 million or approximately 5% in deposits during the first quarter of 2001.

Loans decreased $2.1 million from $204.6 million at December 31, 2000 to $202.5 at March 31, 2001. The
decrease resulted from payoffs on existing credits, primarily due to business consolidations and mergers and to slower demand in MidSouth's market for the first quarter of

2001. Consequently, excess funds were used to purchase additional securities. Purchases of $22.4 million in agency and municipal securities were added to the investment portfolio in the first quarter of 2001. Unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $565,005 at March 31, 2001, compared to a net unrealized gain of $85,200 at December
31, 2000. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

MidSouth's leverage ratio was 8.09% at March 31, 2001 compared to 6.29% at March 31, 2000. On February 21,
2001, MidSouth completed the issuance of $7,000,000 of Trust Preferred Securities. For regulatory purposes, these funds qualify as Tier 1 Capital. For financial reporting purposes, these securities are not included in stockholders' equity under generally accepted accounting principles, but as a liability for a related debenture. Tier 1 capital to risk-weighted assets was 12.05% and total capital to risk-weighted assets was 13.12% at the end of the first quarter of 2001. At year-end 2000, Tier 1 capital to risk-weighted assets was 8.54% and total capital to risk-weighted assets was 9.55%.



Nonperforming Assets and Past Due Loans
Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.


			    TABLE 1


		    Nonperforming Assets and



		     Loans Past Due 90 Days


========================================================

			    March    December    March
			     31,        31,       31,
			    2001       2000      2000
========================================================

Nonperforming loans       $309,253   $159,726  $213,994


Other real estate
  owned, net               411,007    446,046   460,088

Other assets
  repossessed                    -          -    26,373

			  _____________________________
Total nonperforming
  assets                  $720,260   $605,772  $700,455

			  =============================

Loans past due 90 days
  or more and still
  accruing                $865,667   $967,721  $608,680



Nonperforming loans
  as a % of total loans        .15%      0.08%     0.12%



Nonperforming assets as a
  % of total loans,
  other real estate owned
  and other assets
  Repossessed                 0.36%      0.30%     0.40%


ALL as a % of
  nonperforming assets      333.79%    375.75%   280.17%
			  _____________________________



Nonperforming assets were $720,260 as of March 31, 2001, an increase of $114,488 from the $605,772 reported for December 31, 2000 and an increase of $19,805 from the $700,455 reported for March 31, 2000. The increase from year-end 2000 resulted primarily from the addition of one commercial credit to nonaccrual loans. Loans past due 90 days or more increased from $608,680 in March 2000 to $967,721 in December 2000 and decreased to $865,667 as of March 31, 2001. Of the $865,667 in loans past due 90 days or more at March 31, 2001, $136,078 were past due loans reported by the Finance Company.

Specific reserves have been established in the ALL to cover potential losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $2,404,155 in the allowance as of March 31, 2001 is sufficient to cover potential losses in nonperforming assets and in the loan and lease portfolios. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

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

11                Computation of earnings per share

99 Junior Subordinated Debentures Interest Debenture issued on February 22, 2001 by MidSouth Bancorp, Inc. is included with this filing.




     (b)  Reports Filed on Form 8-K

		  (none)


Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




					MidSouth Bancorp, Inc.
					(Registrant)



Date:  May 15,2001
       ___________

					/s/ C. R. Cloutier
					_______________________________
					C. R. Cloutier, President & CEO


					/s/ Karen L. Hail
					_______________________________
					Karen L. Hail, Executive Vice
					President & CFO


					/s/ Teri S. Stelly
					_______________________________
					Teri S. Stelly, Senior Vice
					President & Controller