Form 10QSB
period 2001-06-30
MIDSOUTH BANCORP INC
filed 2001-08-13
CIK 745981

UNITED STATES SECURITIES AND
		      EXCHANGE COMMISSION
		     WASHINGTON, D.C.  20549

			  FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended.....................    June 30, 2001


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
	Outstanding as of July 31, 2001

     Common stock, $.10 par value               2,591,921


	     Transitional Small Business Disclosure Format:
			Yes _______     No __X__

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                     Page

Financial Highlights                                           3

Statements of Condition - June 30, 2001 and
   December 31, 2000                                           4

Statements of Income - Three and Six Months Ended
June 30, 2001 and 2000                                         5

Statement of Stockholders' Equity - Six Months
 Ended June 30, 2001                                           6

Statements of Cash Flows - Six Months Ended
June 30, 2001 and 2000                                         7

Notes to Financial Statements                                  8

Item 2.  Management's Discussion and Analysis or

Plan of Operation                                              9

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders  15

Item 6.  Exhibits and Reports on Form 8-K                     16

Signatures                                                    17


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)
					Three Months Ended        Six Months Ended
					     June 30,                  June 30,
EARNINGS DATA                           2001         2000         2001         2000
				     _________________________________________________
Net interest income                  $4,079,659   $3,631,617   $7,962,842   $7,104,344
Provision for loan losses             1,034,244      177,391    1,357,344      394,353
Non-interest income                   1,366,477    1,157,794    2,549,693    2,195,064
Non-interest expense                  3,821,855    3,510,911    7,525,723    7,099,702
Provision for income tax                120,200      309,550      364,454      465,526
Net income                              469,837      791,559    1,265,014    1,339,827
Preferred dividend requirement           22,458       35,405       52,751       73,464
Income available to common
  shareholders                         $447,379     $756,154   $1,212,263   $1,266,363
======================================================================================

PER COMMON SHARE DATA

Basic earnings per share                  $0.18        $0.30        $0.48        $0.51
Diluted earnings per share                $0.16        $0.27        $0.43        $0.45

Book value at end of period               $7.64        $6.31        $7.64        $6.31
Market price at end of period            $11.10        $8.06       $11.10        $8.06
Market price of preferred stock at       $33.25       $25.50       $33.25       $25.50
Weighted average shares outstanding
   Basic                              2,514,972    2,500,019    2,503,647    2,485,285
   Diluted                            2,920,454    2,968,851    2,916,902    2,964,430
======================================================================================

AVERAGE BALANCE SHEET DATA

Total assets                       $351,131,021 $286,226,612 $342,429,938 $283,262,166
Earning assets                      321,869,855  259,193,740  313,583,347  256,023,672
Loans and leases                    206,236,001  177,420,427  204,910,390  174,468,558
Interest-bearing deposits           244,218,691  195,972,355  239,285,181  195,862,109
Total deposits                      316,936,547  258,855,188  310,780,542  257,994,626
Common stockholders' equity          19,944,382   15,020,942   19,187,898   14,822,693
Total stockholders' equity           21,699,964   17,078,628   20,988,803   16,931,294
======================================================================================

SELECTED RATIOS

Return on average assets (annualize        0.54%        1.10%        0.74%        0.95%
Return on average common equity (an        9.00%       19.97%       12.74%       17.13%
Return on average total equity ( an        8.68%       18.39%       12.15%       15.87%
Leverage capital ratio         (1)         7.80%        6.34%        7.80%        6.34%
Tier 1 risk-based capital ratio           11.68%        9.20%       11.68%        9.20%
Total risk-based capital ratio            12.72%       10.25%       12.72%       10.25%
Allowance for loan losses as a %
  of total loans                           1.14%        1.13%        1.14%        1.13%
=======================================================================================

PERIOD ENDING BALANCE SHEET DATA      6/30/01      6/30/00    Net Change    % Change

Total assets                       $342,550,304 $290,655,749  $51,894,555        17.85%
Earning assets                      314,864,754  261,394,994  $53,469,760        20.46%
Loans and leases, net               210,532,711  180,998,954  $29,533,757        16.32%
Interest-bearing deposits           233,194,779  195,136,541  $38,058,238        19.50%
Total deposits                      308,890,932  259,557,897  $49,333,035        19.01%
Common stockholders' equity          19,794,639   15,863,166   $3,931,473        24.78%
Total stockholders' equity           21,315,114   17,881,251   $3,433,863        19.20%
========================================================================================

(FN1) On February 21, 2001, MidSouth completed the issuance of $7,000,000 of Trust Preferred Securities. For regulatory purposes, these funds qualify as Tier 1
      Capital. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
===================================================================================
						      June 30,        December 31,
							2001             2000 *
ASSETS                                               (unaudited)
						     ___________      ____________
Cash and due from banks                              $13,326,198      $15,698,538
Federal funds sold                                     2,200,000       34,100,000
						    ____________     _____________
     Total cash and cash equivalents                  15,526,198       49,798,538

Interest bearing deposits in banks                       253,387           68,682
Securities available-for-sale, at fair
  value (cost of $75,009,058 in June 2001
  and $53,821,526 in December 2000)                   75,830,558       53,969,626
Securities held-to-maturity (estimated
  market value of $24,787,544 in June 2001
  and $24,474,077 in December 2000)                   23,609,795       23,611,057
Loans, net of allowance for loan losses of
  $2,438,303 in June 2001 and $2,276,187
  in December 2000                                   210,532,711      202,308,673
Bank premises and equipment, net                      11,462,791       11,739,575
Other real estate owned, net                             343,729          446,046
Accrued interest receivable                            2,474,792        2,365,350
Goodwill, net                                            462,529          493,071
Other assets                                           2,053,814        1,572,815
						    ____________     _____________
     Total assets                                   $342,550,304     $346,373,433
						    ============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                               $75,696,153      $75,151,653
  Interest bearing                                   233,194,779      244,395,552
						    ____________     _____________
     Total deposits                                  308,890,932      319,547,205

Securities sold under
     repurchase agreements                             1,656,155          997,616
Accrued interest payable                               1,186,527        1,007,302
Notes payable                                          1,995,000        4,650,968
Junior subordinated deferrable interest
  debenture                                            7,000,000                -
Other liabilities                                        506,576          307,964
						    ____________     _____________
     Total liabilities                               321,235,190      326,511,055
						    ____________     _____________
Commitments and contingencies                                 -                -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25
     stated value - 5,000,000 shares
     authorized, 106,700 and 130,620 issued and
     outstanding on June 30, 2001 and
     December 31, 2000, respectively                   1,520,475        1,861,335
   Common stock, $.10 par value- 5,000,000
     shares authorized, 2,591,921 and
     2,515,166 issued and outstanding on
     June 30, 2001 and December 31, 2000,
     respectively                                        259,192          251,517
   Surplus                                            11,514,483       11,147,534
   Unearned ESOP shares                                 (167,953)        (185,127)
   Unrealized gains on securities
     available-for-sale, net of deferred
     taxes of $291,200 in June 2001
     and $62,900 in December                             530,300           85,200
   Retained earnings                                   7,658,617        6,701,919
						    ____________     _____________
     Total stockholders' equity                       21,315,114       19,862,378
						    ____________     _____________
Total liabilities and stockholders' equity          $342,550,304     $346,373,433
						    ============     =============


* The consolidated statement of condition at December 31, 2000 is taken from the audited balance sheet on that date.
  See notes to unaudited consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


					Three Months Ended                Six Months Ended
					   June 30,                          June 30,
				     2001             2000             2001             2000
				  ____________________________     ____________________________
INTEREST INCOME:
Loans, including fees              $5,310,285       $4,654,319     $10,587,452      $9,047,119
Securities
     Taxable                        1,060,091          910,005      1,928,931        1,768,858
     Nontaxable                       379,155          305,964        735,555          594,098
Federal funds sold                    172,796           15,048        438,569           67,286
				   __________       __________    ___________      ___________
TOTAL                               6,922,327        5,885,336     13,690,507       11,477,361
				   __________       __________    ___________      ___________
INTEREST EXPENSE:
Deposits                            2,595,423        2,088,645      5,312,070        4,110,632
Securities sold under
  repurchase agreements,
  federal funds purchased
  and advances                         21,750           83,893         32,518          107,991
Notes Payable                         225,495           81,181        383,077          154,394
				   __________       __________    ___________      ___________
TOTAL                               2,842,668        2,253,719      5,727,665        4,373,017
				   __________       __________    ___________      ___________
NET INTEREST INCOME                 4,079,659        3,631,617      7,962,842        7,104,344

PROVISION FOR LOAN LOSSES           1,034,244          177,391      1,357,344          394,353
NET INTEREST INCOME AFTER
				   __________       __________    ___________      ___________
  PROVISION FOR LOAN LOSSES         3,045,415        3,454,226      6,605,498        6,709,991
				   __________       __________    ___________      ___________
OTHER OPERATING INCOME:
Service charges on deposits           846,841          832,610      1,639,803        1,573,495
Gains on securities, net               46,491               -          46,491            1,770
Credit life insurance                  68,237           68,435        134,855          125,729
Other charges and fees                404,908          256,749        728,544          494,070
                                   __________       __________    ___________      ___________
TOTAL OTHER INCOME                  1,366,477        1,157,794      2,549,693        2,195,064
				   __________       __________    ___________      ___________
OTHER EXPENSES:
Salaries and employee benefits      1,778,554        1,670,078      3,540,030        3,324,315
Occupancy expense                     845,139          790,133      1,674,897        1,570,665
Other                               1,198,162        1,050,700      2,310,796        2,204,722
				   __________       __________    ___________      ___________
TOTAL OTHER EXPENSES                3,821,855        3,510,911      7,525,723        7,099,702
				   __________       __________    ___________      ___________
INCOME BEFORE INCOME TAXES            590,037        1,101,109      1,629,468        1,805,353
PROVISION FOR INCOME TAXES            120,200          309,550        364,454          465,526
				   __________       __________    ___________      ___________
NET INCOME                           $469,837         $791,559     $1,265,014       $1,339,827
PREFERRED DIVIDEND REQUIREMENT         22,458           35,405         52,751           73,464
INCOME AVAILABLE TO COMMON
				   __________       __________    ___________      ___________
   SHAREHOLDERS                      $447,379         $756,154      1,212,263       $1,266,363

BASIC EARNINGS PER COMMON SHARE         $0.18            $0.30          $0.48            $0.51
				   ==========       ==========    ===========      ===========
DILUTED EARNINGS PER COMMON SHARE       $0.16            $0.27          $0.43            $0.45

				   ==========       ==========    ===========      ============

*   See notes to consolidated financial statements.

					       5


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)
===================================================================================================================================

												  UNREALIZED
												  (GAINS)
												  LOSSES ON
												  SECURITIES
			PREFERRED STOCK          COMMON STOCK                            ESOP     AVAILABLE-   RETAINED
			SHARES      AMOUNT      SHARES      AMOUNT       SURPLUS      OBLIGATION  FOR-SALE     EARNINGS     TOTAL
		      _______________________   ____________________   ____________  __________________________________ _________
BALANCE,
   JANUARY 1, 2001     130,620   $1,861,335     2,515,166   $251,517   $11,147,534  ($185,127)  $85,200     $6,701,919  $19,862,378

Issuance of
 common stock                                       5,062        506        33,258                                           33,764
Dividends on
  common stock                                                                                                (255,565)    (255,565)
Dividends on
  preferred stock                                                                                              (52,751)     (52,751)
Conversion of
 preferred stock       (23,920)   ($340,860)       71,693      7,169       333,691                           1,265,014    1,265,014
Increase in ESOP
 obligation,net
 of repayments                                                                         17,174                                17,174
Net change in
 unrealized gain/loss
 available-for-sale,
 net of tax                                                                                     445,100                     445,100
                      ________   __________     _________   ________   ___________  __________ ________    ____________  ___________

BALANCE,
  JUNE 30, 2001        106,700   $1,520,475     2,591,921   $259,192   $11,514,483  ($167,953) $530,300     $7,658,617   $21,315,114
		      ========   ==========     =========   ========   ============ ========== ========    ============  ===========

See notes to consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of June 30, 2001 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 2000 annual consolidated report and Form 10-KSB. The results of operations for the six months period ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

2.  ALLOWANCE FOR LOAN AND LOSSES


      An analysis of the activity in the allowance for loan losses is as follows:

						     Six Months Ended
							  June 30,
						    2001           2000
						  __________      __________

       Balance at beginning of period             $2,276,187      $1,967,326
	 Provision for loan losses                 1,357,344         394,353
	 Recoveries                                   42,414          76,871
	 Loans charged off                        (1,237,642)       (370,368)
						  ___________     ___________
       Balance at end of period                   $2,438,303      $2,068,182
						  ===========     ===========


3.  COMPREHENSIVE INCOME

     Comprehensive income includes net income and other comprehensive income (losses) which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale.


     Following is a summary of MidSouth's comprehensive income for the six months ended June 30,
     2001 and 2000.

						       2001           2000
						 __________      __________

	   Net income                            $1,265,014      $1,339,827
	   Other comprehensive income
	      Unrealized gains on securities
               available-for-sale, net:
	      Unrealized holding gains arising
	       during the period                    475,319          53,431
	      Less reclassification adjustment
	       for gains included in net income     (30,219)         (1.151)
						  __________      __________
	       Total other comprehensive income     445,100          52,280

	   Total comprehensive income            $1,710,114      $1,392,107
						 ===========     ===========

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

6.  PREFERRED STOCK

    In May 2001, MidSouth called its convertible preferred stock for redemption on August 1, 2001.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000
_________________________________________________________________________________________

							June 30,2001       June 30, 2000
                                                        ____________       ______________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $1,265,014          $1,339,827
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                            677,731             671,201
    Provision for loan losses                              1,357,344             394,353
    Provision for deferred income taxes                       10,778               4,548
    Discount accretion, net                                   43,638              45,370
    Net gain on sale of securities                           (46,491)             (1,770)
    Gain on sale of premises and equipment                    (2,700)             (5,338)
    Loss on sale of other real estate owned                   11,542                   -
    Write-down of other real estate owned                     22,787              93,000
    Change in accrued interest receivable                   (109,442)           (260,455)
    Change in accrued interest payable                       179,225             (38,118)
    Other, net                                              (521,465)             49,046
						       _____________       _____________
NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,887,961           2,291,664
						       _____________       _____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing
    deposits in banks                                       (184,705)            227,505
  Proceeds from sales of securities available-for-sale     1,647,500           1,027,765
  Proceeds from maturities and calls of securities
    available-for-sale                                    12,464,181           6,463,539
  Purchases of securities available-for-sale             (35,295,098)         (6,642,548)
  Purchases of securities held-to-maturity                         -          (2,031,305)
  Loan originations, net of repayments                    (9,631,486)        (13,066,444)
  Purchases of premises and equipment                       (370,405)         (1,330,481)
  Proceeds from sales of premises and equipment                2,700               6,250
  Proceeds from sales of other real estate owned             135,266              76,612
						       _____________       _____________
NET CASH USED IN INVESTING ACTIVITIES                    (31,232,047)        (15,269,107)
						       _____________       _____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                    (10,656,273)         $7,867,691
  Net (decrease) increase in securities sold under
    repurchase agreements and federal funds purchased        658,539           4,867,870
  Issuance of notes payable                                   20,000             415,000
  Repayments of notes payable                             (2,675,968)           (308,649)
  Proceeds from issuance of common stock                      33,764                   -
  Payment of dividends                                      (308,316)           (323,390)
  Issuance of junior subordinated debentures               7,000,000                   -
						       _____________       _____________
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (5,928,254)         12,518,522
						       _____________       _____________

NET DECREASE IN CASH & CASH EQUIVALENTS                  (34,272,340)           (458,921)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            49,798,538          14,487,690
						       _____________       _____________

CASH & CASH EQUIVALENTS AT END OF PERIOD                 $15,526,198         $14,028,769
						       =============       =============


    See notes to unaudited consolidated financial statements.



	   MANAGEMENT'S DISCUSSION AND ANALYSIS

This review should be read in conjunction with MidSouth Bancorp
Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's
2000 annual consolidated financial statements, the notes thereto and the related Management's Discussion and Analysis.

MidSouth Bancorp, Inc. recorded net income of $469,837 for the second quarter of 2001, a 41% decrease from net income of $791,559 reported for the second quarter of 2000. The decrease resulted primarily from an increase in loss loan provisions of $856,853 over last year's second quarter, including $700,000 for the default and charge-off of one commercial loan. MidSouth announced in a news release on June 21, 2001 the anticipated net after tax effect on earnings of $500,000 resulting from the default on the loan. Income available to common shareholders totaled $447,379 for the second quarter of 2001, compared to $756,154 for the second quarter of 2000. Basic earnings per share were $.18 and $.30 for the quarters ended June 30, 2001 and 2000, respectively. Diluted earnings per share were $.16 for the second quarter of 2001 compared to $.27 for the second quarter of 2000.

Net income for the six months ended June 30, 2001 totaled $1,265,014 compared to $1,339,827 for the six months ended June 30, 2000. The loan loss provision increased $962,991 over the six months ended June 30, 2001. Basic earnings per share were $.48 and $.51 for the two six month periods, respectively. Diluted earnings per share were $.43 for the six months ended June 30, 2001 compared to $.45 for the six months ended June 30, 2000.

Despite decreased earnings due to increased loan loss provisions, MidSouth's net interest income continued to improve in quarterly and year-to-date comparisons primarily due to a higher volume of earning assets. Net interest income increased 12%, or $448,042 in quarterly comparison and $858,498 in year-to-date comparison. Improvement was also noted in non-interest income from service charges on deposit accounts for the three and six month periods ending June 30, 2001. Non-interest expense, primarily salaries and benefits and occupancy expenses, increased 9% or $310,944, in quarterly comparison and 6%, or $426,021 in year-to-date comparison.

Total end-of-period consolidated assets increased 18%, or $51.9 million, from $290.7 million at June 30, 2000 to $342.6 million at June 30, 2001. Interest-bearing deposits increased $38.0 million and total deposits increased $49.3 million, from $259.6 million at June 30, 2000 to $308.9 million at June 30, 2001.

Loans, net of Allowance for Loan Losses ("ALL"), increased $29.5 million or 16%, from $181.0 million in the second quarter of 2000 to $210.5 million in the second quarter of 2001. Provisions for loan and lease losses totaled $1,034,244 in the second quarter of 2001 compared to $177,391 in the second quarter of 2000, and $1,357,344 in the first six months of 2001 compared to $394,353 in the comparable 2000 period.

Nonperforming loans as a percentage of total loans increased from
 .08% at June 30, 2000 to .20% at June 30, 2001. Loans past due ninety days and over increased, from $491,871 at June 30, 2000 to $854,216 at June 30, 2001. Other real estate owned decreased $118,507 for the same period. The ALL represented 339% of nonperforming assets as of June 30, 2000 compared to 315% as of June 30, 2001.

MidSouth's leverage ratio was 7.80% at June 30, 2001, up from 6.34% at June 30, 2000. During the first quarter of 2001, MidSouth completed the issuance of $7,000,000 of Trust Preferred Securities. For regulatory purposes, these funds qualify as Tier 1 Capital. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles. Return on average common equity for the quarter was 9.00% and return on average assets was .54%.

EARNINGS ANALYSIS
Net Interest Income

Average earning assets increased 24%, or $62.7 million, from $259.2 million for the three months ended June 30, 2000 to $321.9 million for the three months ended June 30, 2001. The mix of earning assets shifted from 68% of average earning assets in loans for the second quarter of 2000 down to 64% in the second quarter of 2001. The average yield on loans decreased 8 basis points, from 10.41% to 10.33% for the three months ended June 30, 2001.

Decreases in the prime lending rate and market competition for quality credits lowered commercial and real estate loan yields by 32 basis points in quarterly comparison. The average volume of the commercial and real estate portfolio grew 19% or $26 million in quarterly comparison, from $138.2 million for the quarter ending June 30, 2000 to $164.2 million for the quarter ending June 30, 2001. Consumer loan yields increased 85 basis points primarily due to growth in the insurance premium financing portfolio acquired with the purchase of TMC Financial Services, Inc. ("TMC") on May 15,1999. For the quarter ending June 30, 2001, TMC's portfolio averaged $4.4 million with an average yield of approximately 25%. Also included in calculating consumer loan yields, the Finance Company's portfolio averaged $2.3 million in consumer finance loans yielding an average of 25% for the second quarter of 2001.

Investment volume increased significantly by $18.4 million, from $82.1 million at June 30, 2000 to $100.5 million at June 30, 2001. In addition, the volume of federal funds sold increased $14 million in quarterly comparison. The average taxable-equivalent yield on investments decreased 11 basis points, from 6.52% at June 30, 2000 to 6.41% at June 30, 2001. The change in the mix of earning assets combined with lower yields decreased the taxable-equivalent yield on quarterly average earning assets 33 basis points, from 9.16% for the second quarter of 2000 to 8.83% for the second quarter of 2001.

Average interest-bearing deposits increased $48.2 million in quarterly comparison, from $196.0 million for the quarter ending June 30, 2000 to $244.2 million for the quarter ending June 30, 2001. The growth was evenly distributed between money market deposits and certificates of deposit. The rate paid on interest-bearing deposits increased 3 basis points for the same period, from 4.23% to 4.26. Included in interest-bearing liabilities for the quarter ending June 30, 2001 is $7,000,000 in trust preferred securities issued in February 2001. The interest rate on the trust preferred securities is 10.20% with interest payable semi-annually. A portion of the proceeds from the issuance of the trust preferred securities was used to pay off MidSouth's $2.5 million line of credit with the Bankers Bank of Georgia. The average rate paid on total interest-bearing liabilities increased 11 basis points, from 4.36% for the quarter ended June 30, 2000 to 4.47% for the quarter ended June 30, 2001.

The net effect of changes in the volume, mix of average earning assets and interest-bearing liabilities increased net interest income $448,042 in quarterly comparison. The increased net interest income was significant in spite of a 44 basis point decrease in the net taxable-equivalent yield on average earning assets, from 5.73% for the quarter ended June 30, 2000 to 5.29% for the quarter ended June 30, 2001. A review of the changes in the volume and yields of average earning assets and interest-bearing liabilities between the two six month periods ended June 30, 2000 and 2001 reflected results similar to the quarterly comparison. The net taxable-equivalent yield on average earning assets for the six months ended June 30, 2001 decreased 41 basis points from 5.74% at June 30, 2000 to 5.33% at June 30, 2001. Volume increases in earning assets resulted in an increase to net interest income of $858,498 between the two six month periods reviewed.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $14,231 for the three months and $66,308 for the six months ended June 30, 2001 as compared to the same periods for 2000. The increases resulted primarily from an increase insufficient funds fees.

Other non-interest income, net of gains on sales of investment securities, increased $148,159 in quarterly comparison and $234,474 in year-to-date comparison. A mortgage origination program with a third party processor contributed $64,767 to the increase for the quarter and $101,113 for the six months ended June 30, 2001. VISA merchant, debit card and ATM fee income increased in 2001, however, expenses associated with these programs have also increased, offsetting the income.

Non-interest Expense

Non-interest expense increased  $310,944 for the three months and
$426,021 for the six months ended June 30, 2001 compared to the three
and six months ended June 30, 2000.   Increases were recorded
primarily in the categories of salaries and employee benefits, occupancy expense and marketing expense.

Salaries and employee benefits increased primarily due to additional staff and an increase in the cost of group health insurance. The number of full-time equivalent ("FTE") employees increased by 14, from 183 in June 2000 to 197 in June 2001. The increase results primarily from staffing a third New Iberia office and from new hires to develop the Calcasieu market.

Occupancy expense increased in the three and six month periods ended June 30, 2001 compared to the same period of 2000 due to increases in depreciation of computer hardware and software, maintenance expenses and property taxes.

Marketing expenses increased $79,295 for the three months and $89,479 for the six months ended June 30, 2000 compared to the three and six months ended June 30, 2001. The increase resulted primarily from an advertising campaign focused on building customer relationships.

BALANCE SHEET ANALYSIS

MidSouth ended the second quarter of 2001 with consolidated assets of $342,550,304, a decrease of $3.8 million from the $346,373,433 reported for December 31, 2000. Deposits decreased over the six months ended June 30, 2001 by $10.7 million, from $319,547,205 at December 31, 2000 to $308,890,932 due primarily to the withdrawal of a significant short-term deposit of approximately $24.6 million in January 2001.

Loans experienced growth of $8.4 million in the first six months of 2001, primarily during the second quarter, with the majority of the increase in commercial and real estate loans. Securities available-for-sale increased significantly by $21.8 milllion, from $54.0 million at December 31, 2000 to $75.8 million at June 30, 2001. The increase reflects purchases of $35.3 million offset by sales, maturities and principal paydowns of $14.1 million. Net unrealized gains in the securities available-for-sale portfolio, net of tax effect, were $530,300 at June 30, 2001, compared to a net unrealized gain of $85,200 at December 31, 2000. These amounts result from interest rate fluctuations and do not represent permanent adjustment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

As of June 30, 2001, MidSouth's leverage ratio was 7.80% as compared to 6.05% at December 31, 2000. Tier 1 capital to risk-weighted assets was 11.68% and total capital to risk-weighted assets was 12.72% at the end of the second quarter of 2001. At year-end 2000, Tier 1 capital to risk-weighted assets was 8.54% and total capital to risk-weighted assets was 9.55%. The increase in capital ratios results from the issuance of $7 million in Trust Preferred Securities during the first quarter of 2001. For regulatory purposes, these funds qualify as Tier 1 capital. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.


Nonperforming Assets and Past Due Loans

Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.


		      Nonperforming Assets and
		      Loans Past Due 90 Days

=================================================================
				 June      December     June
				  30         31,         30
				 2001       2000        2000
=================================================================
Nonperforming loan             $431,570    $159,726    $147,145


Other real estate
  owned, net                    343,729     446,046     462,236

Other assets repossessed              -           -           -
			       __________________________________

Total nonperforming assets     $775,299    $605,772    $609,381
			       ==================================

Loans past due 90 days
  or more and still accruing   $854,216    $967,721    $491,871


Nonperforming loans as a
  % of total loans                 .20%       0.08%       0.08%


Nonperforming assets as a
  % of total loans, other
  real estate owned and
  other assets Repossessed        0.36%       0.30%       0.33%


ALL as a % of
  nonperforming assets          314.50%     375.75%     339.39%


Nonperforming assets were $431,570 as of June 30, 2001 an increase of $271,844 from the $159,726 reported for December 31, 2000 and an increase of $284,425 from the $147,145 reported for June 30, 2000. Loans past due 90 days or more increased from $491,871 in June 2000 to $967,721 in December 2000 and decreased to $854,216 as of June
30, 2001. Of the $854,216 in loans past due 90 days or more, $92,012 were funded by the Finance Company and $58,515 represent past due insurance premium financing loans at TMC.

Specific reserves have been established in the ALL to cover probable losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes that the $2,438,303 in the allowance as of June 30, 2001 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

Item 4.  Submission of Matters to a Vote of Security Holders


At the annual meeting of shareholders of MidSouth Bancorp, Inc. held May 8, 2001 at 4:00 p.m., the Class II Directors were elected.

The following provides information as to the votes:

Election of Directors           For             Withheld

Will G. Charbonnet              1,944,488       5,258

Clayton Paul Hilliard           1,942,915       6,831

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

10.6 MidSouth Bancorp, Inc.'s 1997 Stock Incentive Planis included as Exhibit 4.5 to MidSouth's definitive Proxy Statement filed April 11, 1997, and is incorporated herein by reference.

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


				  MidSouth Bancorp, Inc.
				  (Registrant)

Date:  August 14, 2001
       ________________
				  /s/ C. R. Cloutier
				  _______________________________
				  C. R. Cloutier, President & CEO

				  /s/ Karen L. Hail
				  ______________________________
				  Karen L. Hail,
				  Executive Vice President & CFO

				  /s/ Teri S. Stelly
				  _______________________________
				  Teri S. Stelly,
				  Senior Vice President & Controller