Form 10QSB
period 2001-09-30
MIDSOUTH BANCORP INC
filed 2001-11-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
				  COMMISSION
			    WASHINGTON, D.C.  20549

				  FORM 10QSB


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period
      ended.....................         September 30, 2001


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



State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date.                  Outstanding as of October 31, 2001

Common stock, $.10 par value                     2,901,142


	       Transitional Small Business Disclosure Format:

			   Yes _______     No _____X____

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)       Page

	 Financial Highlights                    3


	 Statements of Condition -
	 September 30, 2001 and
	 December 31, 2000                       4

	 Statements of Income -
	 Three and Nine Months Ended
	 September 30, 2001 and 2000             5


	 Statement of Stockholders' Equity -
	 Nine Months Ended
	 September 30, 2001                      6

	 Statements of Cash Flows -
	 Nine Months Ended
	 September 30, 2001 and 2000             7

	 Notes to Financial Statements           8

Item 2.  Management's Discussion and
	 Analysis or Plan of Operation           9


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on
	 Form 8-K                               16


Signatures                                      17


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)

							     Three Months Ended                  Nine Months Ended
								September 30,                      September 30,
EARNINGS DATA                                              2001            2000                2001            2000
							 ______________________________________________________________
Net interest income                                      $4,033,602      $3,710,140        $11,996,444     $10,814,484
Provision for loan losses                                   439,323         200,727          1,796,667         595,080
Non-interest income                                       1,241,295       1,144,698          3,790,988       3,339,762
Non-interest expense                                      3,835,251       3,582,430         11,360,974      10,682,132
Provision for income tax                                    217,196         276,150            581,650         741,676
Net income                                                  783,127         795,531          2,048,141       2,135,358
Preferred dividend requirement                                    -         139,905             52,751         213,369
Income available to common shareholders                    $783,127        $655,626         $1,995,390      $1,921,989
======================================================================================================================

PER COMMON SHARE DATA

Basic earnings per share                                      $0.29           $0.26              $0.79           $0.77
Diluted earnings per share                                    $0.27           $0.24              $0.72           $0.70

Book value at end of period                                   $7.71           $6.67              $7.71           $6.67
Market price at end of period                                $10.85           $8.25             $10.85           $8.25
Weighted average shares outstanding
   Basic                                                  2,734,556       2,489,829          2,539,255       2,484,202
   Diluted                                                2,947,085       2,901,198          2,863,059       2,916,018
======================================================================================================================

AVERAGE BALANCE SHEET DATA

Total assets                                           $346,466,354    $294,150,115       $343,777,221    $286,946,682
Earning assets                                          317,629,938     267,852,903        314,937,626     260,948,866
Loans and leases                                        211,284,662     188,899,108        207,049,089     179,316,245
Interest-bearing deposits                               235,974,649     200,080,042        238,212,967     197,278,349
Total deposits                                          311,691,765     263,390,523        311,134,370     259,816,194
Common stockholders' equity                              21,147,781      15,708,534         19,766,463      15,123,417
Total stockholders' equity                               21,908,019      17,687,432         21,179,144      17,189,188
======================================================================================================================

SELECTED RATIOS

Return on average assets (annualized)                          0.90%           1.07%              0.80%           0.99%
Return on average common equity (annualized)                  14.69%          19.27%             13.50%          17.87%
Return on average total equity ( annualized)                  14.18%          17.84%             12.93%          16.55%
Leverage capital ratio (FN1)                                   8.09%           6.31%              8.09%           6.31%
Tier 1 risk-based capital ratio                               11.82%           8.97%             11.82%           8.97%
Total risk-based capital ratio                                12.93%          10.02%             12.93%          10.02%
Allowance for loan losses as a %
  of total loans                                               1.21%           1.13%              1.21%           1.13%
=======================================================================================================================

PERIOD ENDING BALANCE SHEET DATA                          9/30/01         9/30/00          Net Change       % Change

Total assets                                           $351,895,745    $303,226,581        $48,669,164           16.05%
Earning assets                                          320,689,613     275,127,836        $45,561,777           16.56%
Loans and leases, net                                   211,530,722     191,634,652        $19,896,070           10.38%
Interest-bearing deposits                               231,952,055     208,887,685        $23,064,370           11.04%
Total deposits                                          310,803,760     274,543,111        $36,260,649           13.21%
Common stockholders' equity                              22,373,704      16,773,407         $5,600,297           33.39%
Total stockholders' equity (FN2)                         22,373,704      18,634,742         $3,738,962           20.06%
========================================================================================================================

(FN1) On February 21, 2001, MidSouth completed the issuance of $7,000,000 of Trust Preferred
      Securities.  For regulatory purposes, these funds qualify as Tier 1 Capital.  For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.
(FN2) MidSouth completed the redemption of its Series A Cumulative Convertible Preferred Stock on August 1, 2001.
      Only 3,527 shares had not been converted to MidSouth Common Stock as of July 26, 2001, the final day for converting.  The remaining 3,527 Preferred Shares were redeemed at a Redemption Price of $14.33 per share.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
____________________________________________________________________________________________________________________
											September 30,   December 31,
											    2001           2000 *
ASSETS                                                                                   (unaudited)
										       ____________     ___________
Cash and due from banks                                                                $17,025,868      $15,698,538
Federal funds sold                                                                         800,000       34,100,000
										       ____________     ___________

     Total cash and cash equivalents                                                    17,825,868       49,798,538

Interest bearing deposits in banks                                                         111,192           68,682
Securities available-for-sale, at fair value (cost of $80,521,488
     in September 2001 and $53,821,526 in December 2000)                                82,039,588       53,969,626
Securities held-to-maturity (estimated market value of $25,230,235
     in September 2001 and $24,474,077 in December 2000)                                23,610,182       23,611,057
Loans, net of allowance for loan losses of $2,597,929 in
     September 2001 and $2,276,187 in December 2000                                    211,530,722      202,308,673
Bank premises and equipment, net                                                        11,580,593       11,739,575
Other real estate owned, net                                                               327,686          446,046
Accrued interest receivable                                                              2,548,000        2,365,350
Goodwill, net                                                                              447,258          493,071
Other assets                                                                             1,874,656        1,572,815
										       ____________     ___________

     Total assets                                                                     $351,895,745     $346,373,433
										       ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                                                 $78,851,705     $75,151,653
  Interest bearing                                                                     231,952,055     244,395,552
										       ____________     ___________

     Total deposits                                                                    310,803,760     319,547,205

Securities sold under
     repurchase agreements                                                               1,355,784          997,616
Accrued interest payable                                                                   956,728        1,007,302
FHLB advances                                                                            5,400,000                -
Notes payable                                                                            1,686,900        4,650,968
Junior subordinated deferrable interest debenture                                        7,000,000                -
Other liabilities                                                                        2,318,869          307,964
										       ____________     ___________

     Total liabilities                                                                  329,522,041     326,511,055
										       ____________     ___________

Commitments and contingencies                                                                    -                -

Stockholders' Equity:
   Preferred Stock, no par value, $14.25 stated value - 5,000,000 shares authorized,
	   no shares issued and outstanding on September 30, 2001 and 130,620 shares
	   issued and outstanding on December 31, 2000, respectively                             -        1,861,335
   Common stock, $.10 par value- 5,000,000 shares authorized,
	   2,901,142 and 2,515,166 issued and outstanding on
	   September 30, 2001 and December 31, 2000, respectively                          290,114          251,517
   Surplus                                                                              12,953,762       11,147,534
   Unearned ESOP shares                                                                   (158,959)        (185,127)
   Unrealized gains on securities available-for-sale, net of deferred taxes
     of $526,000 in September 2001 and $62,900 in December 2000                            992,100           85,200
   Retained earnings                                                                     8,296,687        6,701,919
										       ____________     ___________

     Total stockholders' equity                                                         22,373,704       19,862,378
										       ____________     ___________

Total liabilities and stockholders' equity                                            $351,895,745     $346,373,433
										       ============     ===========

* The consolidated statement of condition at December 31, 2000 is taken from the audited balance sheet on that date.
   See notes to unaudited consolidated financial statements.
_____________________________________________________________________________________________________________________




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
__________________________________________________________________________________________________________


						       Three Months Ened            Nine Months Ended
							 September 30,                September 30,
						      2001           2000          2001           2000
						   __________________________   __________________________

INTEREST INCOME:
Loans, including fees                               $5,171,942     $5,044,852   $15,759,394    $14,091,971
Securities
     Taxable                                           982,619        864,189     2,911,550      2,633,047
     Nontaxable                                        382,437        310,482     1,117,992        904,580
Federal funds sold                                      58,947         18,795       497,516         86,081
						  ____________   ____________  ____________   ____________
TOTAL                                                6,595,945      6,238,318    20,286,452     17,715,679
						  ____________   ____________  ____________   ____________

INTEREST EXPENSE:
Deposits                                             2,324,703      2,310,882     7,636,773      6,421,514
Securities sold under repurchase agreements,
  federal funds purchased and advances                  25,256        129,218        57,774        237,209
Long term debt                                         212,384         88,078       595,461        242,472
						  ____________   ____________  ____________   ____________

TOTAL                                                2,562,343      2,528,178     8,290,008      6,901,195
						  ____________   ____________  ____________   ____________

NET INTEREST INCOME                                  4,033,602      3,710,140    11,996,444     10,814,484

PROVISION FOR LOAN LOSSES                              439,323        200,727     1,796,667        595,080
						  ____________   ____________  ____________   ____________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                          3,594,279      3,509,413    10,199,777     10,219,404
						  ____________   ____________  ____________   ____________

OTHER OPERATING INCOME:
Service charges on deposits                            837,627        826,335     2,477,430      2,399,830
Gains on securities, net                                    -          14,356        46,491         16,126
Credit life insurance                                   45,800         61,294       180,655        187,023
Other charges and fees                                 357,868        242,713     1,086,412        736,783
						  ____________   ____________  ____________   ____________

TOTAL OTHER INCOME                                   1,241,295      1,144,698     3,790,988      3,339,762
						  ____________   ____________  ____________   ____________

OTHER EXPENSES:
Salaries and employee benefits                       1,865,624      1,716,730     5,405,654      5,041,045
Occupancy expense                                      829,819        828,804     2,504,716      2,399,469
Other                                                1,139,808      1,036,896     3,450,604      3,241,618
						  ____________   ____________  ____________   ____________

TOTAL OTHER EXPENSES                                 3,835,251      3,582,430    11,360,974     10,682,132
						  ____________   ____________  ____________   ____________

INCOME BEFORE INCOME TAXES                           1,000,323      1,071,681     2,629,791      2,877,034
PROVISION FOR INCOME TAXES                             217,196        276,150       581,650        741,676
						  ____________   ____________  ____________   ____________

NET INCOME                                            783,127        795,531      2,048,141      2,135,358
PREFERRED DIVIDEND REQUIREMENT                              -        139,905         52,751        213,369
						  ____________   ____________  ____________   ____________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                                      $783,127       $655,626     $1,995,390     $1,921,989
						  ===========    ===========   ============   ============

BASIC EARNINGS PER COMMON SHARE                         $0.29          $0.26          $0.79          $0.77
						  ===========    ===========   ============   ============

DILUTED EARNINGS PER COMMON SHARE                       $0.27          $0.24          $0.72          $0.70
						  ===========    ===========   ============   ============

See notes to unaudited consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
_________________________________________________________________________________________________________________________________


											   UNREALIZED
											     GAINS
											   (LOSSES) ON
											    SECURITIES
											    AVAILABLE
			 PREFERRED STOCK         COMMON STOCK                      ESOP     -FOR-SALE,   RETAINED
		       SHARES      AMOUNT      SHARES      AMOUNT     SURPLUS    OBLIGATION     NET      EARNINGS        TOTAL
		       ____________________   ____________________  ___________  ________________________________    ___________
BALANCE,
  JANUARY 1, 2001      130,620   $1,861,335   2,515,166   $251,517  $11,147,534  ($185,127)   $85,200  $6,701,919    $19,862,378

Issuance of common
  stock                               5,062         506     33,258                                                        33,764
Dividends on
  common stock                                                                                           (400,622)      (400,622)
Dividends on
  preferred stock                                                                                         (52,751)       (52,751)
Conversion of
  preferred stock     (127,092) ($1,811,061)    380,914     38,091    1,772,970
Redemption of
  preferred stock       (3,528)    ($50,274)                                                                             (50,274)
Net income                                                                                              2,048,141      2,048,141
Increase in ESOP
  obligation,
  net of repayments                                                                 26,168                                26,168
Net change in
  unrealized gain/
  loss on securities
  available-for-sale,
  net of tax                                                                                  906,900                    906,900
		      ________   __________   _________   ________  ___________  _________   ________  __________    ___________
BALANCE,
  SEPTEMBER 30, 2001         -            -   2,901,142   $290,114  $12,953,762  ($158,959)  $992,100  $8,296,687    $22,373,704
		      ========   ==========   =========   ========  ===========  =========   ========  ==========    ===========

See notes to unaudited consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED  FINANCIAL STATEMENTS

1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of September 30, 2001 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 2000 annual consolidated report and Form 10-KSB.

      The results of operations for the nine months period ended
      September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

2.  ALLOWANCE FOR LOAN AND LOSSES

      An analysis of the activity in the allowance for loan losses is as follows:



					     Nine Months Ended
					       September 30,
					    2001          2000
					 __________    __________

       Balance at beginning of period    $2,276,187    $1,967,327
	 Provision for loan losses        1,796,667       595,080
	 Recoveries                          75,199        99,788
	 Loans charged off               (1,550,124)     (481,478)
					 __________    __________

       Balance at end of period          $2,597,929    $2,180,717
					 ==========    ==========


3.  COMPREHENSIVE INCOME

     Comprehensive income includes net income and other comprehensive income (losses) which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of MidSouth's comprehensive income for the three and nine months ended September 30, 2001 and 2000.



						    Three Months Ended          Nine Months Ended
						      September 30,               September 30,
						    2001          2000          2001          2000
						__________    __________    __________    __________
       Net income                                 $783,127      $795,531    $2,048,141    $2,135,358
	  Other comprehensive income
	    Unrealized gain on securities
	      available-for-sale, net:
	    Unrealized holding gains arising
	     during the period                     492,019       381,675       937,584       435,123
	    Less reclassification adjustment for
	      gains included in net income         (30,219)       (9,475)      (30,684)      (10,643)
						__________    __________    __________    __________

	Total other comprehensive income           461,800       372,200       906,900       424,480
						__________    __________    __________    __________

Total comprehensive income                      $1,244,927    $1,167,731    $2,955,041    $2,559,838
						==========    ==========    ==========    ==========

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

6.  PREFERRED STOCK

     On August 1, 2001, MidSouth completed the redemption of its Series A Cumulative Convertible Preferred Stock. Only 3,527 shares had not been converted to MidSouth Common Stock as of July 26, 2001, the final day for converting. The remaining 3,527 Preferred Shares were redeemed at a Redemption Price of $14.33 per share.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
__________________________________________________________________________________________________________________

									   September 30, 2001   September 30, 2000
									   __________________   __________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $2,048,141          $2,135,358
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                                  997,412           1,021,680
    Provision for loan losses                                                    1,796,667             595,080
    Provision for deferred income taxes                                             10,778               4,548
    Discount accretion, net                                                        103,674              64,031
    Net gain on sale of securities                                                 (46,491)            (16,126)
    Gain on sale of premises and equipment                                          (2,750)             (3,720)
    Loss on sale of other real estate owned                                         11,542               1,639
    Write-down of other real estate owned                                           38,830              93,000
    Change in accrued interest receivable                                         (182,650)           (526,338)
    Change in accrued interest payable                                             (50,574)             69,450
    Other, net                                                                   1,235,486              69,103
									      ____________        ____________
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        5,960,065           3,507,705
									      ____________        ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits in banks                    (42,510)            253,102
  Proceeds from sales of securities available-for-sale                           1,647,500           2,064,519
  Proceeds from maturities and calls of securities available-for-sale           19,052,128           9,715,737
  Proceeds from maturities and calls of securities held-to-maturity                 65,000                   -
  Purchases of securities available-for-sale                                   (47,520,898)         (7,683,611)
  Purchases of securities held-to-maturity                                               -          (2,031,305)
  Loan originations, net of repayments                                         (11,059,826)        (23,945,440)
  Purchases of premises and equipment                                             (792,617)         (1,566,015)
  Proceeds from sales of premises and equipment                                      2,750              10,250
  Proceeds from sales of other real estate owned                                   135,266             131,211
									      ____________        ____________

NET CASH USED IN INVESTING ACTIVITIES                                          (38,513,207)        (23,051,552)
									      ____________        ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                           (8,743,445)        $22,852,905
  Net (decrease) increase in securities sold under repurchase
    agreements and Federal Home Loan Bank advances                               5,758,168             683,854
  Issuance of notes payable                                                         20,000           1,340,000
  Repayments of notes payable                                                   (2,984,068)           (320,780)
  Proceeds from issuance of common stock                                            33,764                   -
  Payment of dividends                                                            (453,373)           (481,803)
  Retirement of preferred stock                                                    (50,574)           (264,000)
  Issuance of junior subordinated debentures                                     7,000,000                   -
									      ____________        ____________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          580,472          23,810,176
									      ____________        ____________

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                             (31,972,670)          4,266,329

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  49,798,538          14,487,690
									      ____________        ____________

CASH & CASH EQUIVALENTS AT END OF PERIOD                                       $17,825,868         $18,754,019
									      ============        ============
    See notes to unaudited consolidated financial statements.


	       MANAGEMENT'S DISCUSSION AND ANALYSIS
		       OR PLAN OF OPERATION

This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 2000 annual consolidated financial statements, the notes thereto and the related
Management's Discussion and Analysis.

MidSouth recorded income available to common shareholders totaling $783,127 for the third quarter of 2001, compared to $655,626 for the third quarter of 2000. Basic earnings per share were $.29 and $.26 for the quarters ended September 30, 2001 and 2000, respectively. Diluted earnings per share were $.27 for the third quarter of 2001 compared to $.24 for the third quarter of 2000. The increase in income available to common shareholders results primarily from the absence during the current quarter of dividends on preferred stock that was redeemed in full on August 1, 2001.

Net income totaled $783,127 for the third quarter of 2001, compared to $795,531 reported for the third quarter of 2000. The decrease resulted primarily from an increase in loss loan provisions of $238,596 over last year's third quarter, including provisions totaling $224,323 at Financial Services of the South, Inc. (the "Finance Company"), MidSouth's finance company subsidiary.

Basic earnings per common share were $.79 for the nine months ended September 30, 2001 and $.77 for the nine months ended September 30, 2000. Diluted earnings per common share were $.72 compared to $.70 for the two nine month periods, respectively. Net income for the nine months ended September 30, 2001 totaled $2,048,141 compared to $2,135,358 for the nine months ended
September 30, 2000. An increase in net interest income of $1,181,960 offset most of the increase in loan loss provisions of $1,201,587 over the nine months ending
September 30, 2001.

MidSouth's net interest income continued to improve in quarterly and year-to-date comparisons primarily due to a higher volume of earning assets. Net interest income increased 9%, or $323,462 in quarterly comparison and 11%, or $1,181,960 in year-to-date comparison.
Improvement was also noted in non-interest income primarily from fees earned through a mortgage origination program with a third party processor. Non-interest expense, primarily salaries and benefits and occupancy expenses, increased 7% or $252,821, in quarterly comparison and 6%, or $678,842 in year-to-date comparison.

Total end-of-period consolidated assets increased 16%, or $48.7 million, from $303.2 million September 30, 2000 to
$351.9 million at September 30, 2001. Interest-bearing deposits increased $23.0 million and total deposits increased $36.3 million, from $274.5 million at September
30, 2000 to $310.8 million at September 30, 2001.

Loans, net of Allowance for Loan Losses ("ALL"), increased $19.9 million or 10%, from $191.6 million in the third quarter of 2000 to $211.5 million in the third quarter of 2001. Provisions for loan losses totaled $439,323 in the third quarter of 2001 compared to $200,727 in the third quarter of 2001, and $1,796,667 in the first nine months of 2001 compared to $595,080 in the comparable 2000 period.

Nonperforming loans as a percentage of total loans increased slightly from .08% at September 30, 2000 to
 .09% at September 30, 2001. Loans past due ninety days and over increased, from $606,671 at September 30, 2000 to $1,344,389 at September 30, 2001, primarily due to four loans that management considers to be fully collateralized with no loss expected. Three of the four loans are government-guaranteed. Other real estate owned decreased
$129,088 for the same period.  The ALL represented 355%
of nonperforming assets as of September 30, 2000 compared to 497% as of September 30, 2001.

MidSouth's leverage ratio was 8.09% at September 30, 2001, up from 6.31% at September 30, 2000. During the first quarter of 2001, MidSouth completed the issuance of $7,000,000 of Trust Preferred Securities. For regulatory purposes, these funds qualify as Tier 1 Capital. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.
Return on average common equity for the third quarter of 2001 was 14.69% and return on average assets was .90%.

During the third quarter of 2001, MidSouth began the process of closing the Finance Company subsidiary. The
Jennings and Lafayette offices have been closed and the Lake Charles office is open to accept payments only, with no new loans being made. The loans, net of allowance for loan losses, amounted to approximately $1.9 million at September 30, 2001.

Management is of the opinion that the allowance for loan losses is adequate to absorb losses existing in the loan portfolio at September 30, 2001.

On August 1, 2001, all remaining shares of MidSouth's
Series A Cumulative Convertible Preferred Stock were redeemed at a price of $14.33 per share. The Preferred
Stock was convertible until July 26, 2001 into 2.998 shares of MidSouth Common Stock for each share of Preferred
Stock. MidSouth's common stock is traded on the American Stock Exchange under the symbol MSL.


Earnings Analysis

Net Interest Income

Average earning assets increased 19%, or $49.7 million, from $267.9 million for the three months ended September
30, 2000 to $317.6 million for the three months ended
September 30, 2001. The mix of earning assets shifted from 71% of average earning assets in loans for the third quarter of 2000 down to 67% in the third quarter of 2001.
The average yield on loans decreased 89 basis points, from

10.60% to 9.71% at September 30, 2001. Yields decreased due to changes in the prime lending rate over the past nine months. New York Prime decreased 400 basis points from 9.50% at September 30, 2000 to 5.50% at September 30,
2001.

Average investment volume increased $21.3 million, from $77.7 million at September 30, 2000 to $99.0 million at September 30, 2001. A greater portion of available funds were used to purchase investment securities due to decreased loan demand. The average taxable-equivalent yield on investments decreased 55 basis points from at 6.69% at September 30, 2000 to 6.14% at September 30,
2001.

The decrease in average loan volume as a percentage of average earning assets combined with lower yields decreased the taxable-equivalent yield on quarterly average earning assets 99 basis points, from 9.44% for the third quarter of 2000 to 8.45% for the third quarter of 2001.

An average volume increase of $35.9 million in interest-bearing liabilities resulted in increased interest expense despite lower rates for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000.
The average rate paid on interest-bearing liabilities decreased 67 basis points, from 4.58% at September 30, 2000 to 3.91% at September 30, 2001. The percentage of average interest-bearing deposits to average total deposits remained stable at 76% at September 30, 2001.

The net effect of changes in rate, volume and mix of average earning assets and interest-bearing liabilities increased net interest income $323,462 in quarterly comparison. The net taxable-equivalent yield on average earning assets declined 45 basis points, from 5.70% for the quarter ended September 30, 2000 to 5.25% for the quarter ended September 30, 2001.

Review of the changes in the volume and yields of average earning assets and interest-bearing liabilities between the two nine month periods ended September 30, 2001 and 2000 reflected results similar to the quarterly comparison.
The net taxable-equivalent yield on average earning assets for the nine months ended September 30, 2001 decreased
42 basis points from 5.72% at September 30, 2000 to 5.30% at September 30, 2001. The volume increase in earning assets resulted in increased net interest income of $1,181,960 between the two nine month periods reviewed.

Non-interest Income

MidSouth's non-interest income increased $96,597 for the three months and $451,226 for the nine months ended September 30, 2001 as compared to the same periods for 2000. The increases resulted primarily from additional fees earned through a third party mortgage origination program and additional income on VISA debit card and merchant programs. The additional income on VISA debit card and merchant programs was partially offset by increased expenses associated with these products.

Increases in service charge income totaled $11,292 in quarterly comparison and $77,600 in year-to-date comparison, primarily due to increased NSF income.
Income from the sale of credit life insurance decreased
$15,494 for the quarter and $6,368 for the nine months period ended September 30, 2001 as compared to the same periods ended September 30, 2000.

Non-interest Expense

Non-interest expense increased $252,821 for the three
months and $678,842 for the nine months ended September
30, 2001 compared to the three and nine months ended
September 30, 2000.   In quarterly comparison, increases
were recorded primarily in the categories of salaries and employee benefits, printing and supplies, and postage. In year-to-date comparisons, increases were recorded primarily in salaries and employee benefits, data processing expenses, marketing expenses and postage.

The increase in salaries and employee benefits resulted primarily from additions to the lending staff, which included two commercial lenders for the Calcasieu Parish market. In addition, health care costs increased for the quarter and year-to-date.

Balance Sheet Analysis

MidSouth ended the third quarter of 2001 with consolidated assets of $351,895,745, an increase of $5.5 million from the $346,373,433 reported for December 31, 2000. Included in consolidated assets for December 31, 2000 are federal funds sold totaling $34.1 million, which reflected the impact of a significant short-term deposit of approximately $24.6 million. Excluding the short-term deposit, which was withdrawn in January 2000, MidSouth realized a 9% increase in consolidated assets over the past nine months. Excluding the short-term deposit, total deposits increased over the nine months ended September 30, 2001 by $15.9 million to $310,803,760. Most of the growth in deposits was in interest-bearing deposits, primarily money market indexed accounts.

MidSouth's loan portfolio grew $9.5 million in the nine months ended September 30, 2001, with the majority of the increase in commercial and real estate loans. With decreased loan demand, compounded by a competitive rate environment, excess cash flows were used to purchase investment securities. Securities available-for-sale increased $28.0 million, from $54.0 million at December
31, 2000 to $82.0 million at September 30, 2001. The increase reflects purchases of $47.5 million, partially offset by maturities and principal paydowns of $19.1 million. Additionally, MidSouth recorded an increase in the market value of securities available-for-sale of $1,370,000. Unrealized gains in the securities available-for-sale portfolio, net of deferred taxes, were $992,100 at September 30, 2001, compared to net unrealized gains of $85,200 at December 31, 2000. These amounts result from interest rate fluctuations and do not represent permanent adjustment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

As of September 30, 2001, MidSouth's leverage ratio was
8.09% as compared to 6.05% at December 31, 2000. Tier 1 capital to risk-weighted assets was 11.82% and total capital to risk-weighted assets was 12.93% at the end of the third quarter of 2001. At year-end 2000, Tier 1 capital to risk-weighted assets was 8.54% and total capital to risk-weighted assets was 9.55%. During the first quarter of 2001, MidSouth completed the issuance of $7,000,000 of Trust Preferred Securities. For regulatory purposes, these funds qualify as Tier 1 Capital. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles. Return on average common equity for the third quarter of 2001 was 14.69% and return on average assets was .90%.

Nonperforming Assets and Past Due Loans
Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.


			   TABLE 1

		    Nonperforming Assets and

		     Loans Past Due 90 Days


============================================================================
				September         December      September
				   30,               31,           30,
				  2001              2000          2000
============================================================================
Nonperforming loans

   Nonaccrual loans             $194,570          $159,726       $157,106


Other real estate owned, net     327,686           446,046        456,774

			      _____________________________________________


Total nonperforming assets      $522,256          $605,772       $613,880
			      =============================================


Loans past due 90 days
Or more and still accruing    $1,344,389          $976,721       $606,671


Nonperforming loans as a
% of total loans                    .09%             0.08%          0.08%



Nonperforming assets as a
% of total loans, other real
Estate owned and other assets
Repossessed                        0.24%             0.30%          0.32%


ALL as a % of nonperforming
 loans and other real estate
 owned                           497.44%           375.75%        355.24%




Nonperforming assets were $522,256 as of September 30, 2001, a decrease of $83,516 from the $605,772 reported for December 31, 2000 and a decrease of $91,624 from the $613,880 reported for September 30, 2000. Loans past due
90 days or more increased from $606,671 in September 2000 to $976,721 in December 2000 and to $1,344,389 as of
September 30, 2001. The increase resulted primarily from four loans that management considers to be fully collateralized with no loss expected. Three of the four loans are government-guaranteed. Of the $1,344,389 in loans past due 90 days or more, $56,064 were funded by the Finance Company.

Specific reserves have been established in the ALL to cover potential losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $2,597,929 in the allowance as of September 30, 2001 is sufficient to cover potential losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

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

10.1                    MidSouth National Bank Lease
			Agreement with Southwest Bank
			Building Limited Partnership is
			included as Exhibit 10.7 to the
			Company's annual report on Form
			10-K for the Year Ended December
			31, 1992, and is incorporated herein
			y reference.

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


					MidSouth Bancorp, Inc.
					(Registrant)

Date:  November 14, 2001
					/s/ C. R. Cloutier
					___________________________
					C. R. Cloutier, President & CEO


					/s/ Karen L. Hail
					___________________________
					Karen L. Hail, Executive Vice
					President & CFO


					/s/ Teri S. Stelly
					___________________________
					Teri S. Stelly, Senior Vice
					President & Controller