Form 10KSB
period 2001-12-31
MIDSOUTH BANCORP INC
filed 2002-03-27
CIK 745981

SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C.  20549

				 Form 10-KSB

     X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		       SECURITIES EXCHANGE ACT OF 1934

		 For the fiscal year ended December 31, 2001

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


   102 Versailles Blvd., Lafayette, LA                     70501
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including               (337) 237-8343
	     area code



	Securities registered pursuant to Section 12(b) of the Act:
	Title of each class              Name of each exchange on which
    Common Stock, $.10 par value                   registered
    ____________________________          American Stock Exchange, Inc.
					  _____________________________


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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __X__


Total revenues for the year ended December 31, 2001 were $21,447,960.

As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant, calculated by reference to the closing sale price of MidSouth's common stock on the AMEX was $19,691,510. As of February 28, 2002 there were outstanding 2,901,142 shares of MidSouth Bancorp, Inc. common stock, $.10 par value, which stock is the only class of the Registrant's common stock.



		     DOCUMENTS INCORPORATED BY REFERENCE
	Proxy Statement for Annual Meeting of Shareholders to be held
	May 21, 2002 -


				 (Part III)





				   PART I

ITEM 1 - Business.

The Company

     MidSouth Bancorp, Inc. ("MidSouth") is a Louisiana corporation registered as a bank holding company under the Bank Holding Company Act of 1956. Its operations are conducted through, and its primary asset is, MidSouth Bank, N.A. (the "Bank"), a wholly-owned subsidiary. MidSouth is currently liquidating a second subsidiary, Financial Services of the South, Inc. (the "Finance Company"). MidSouth, the Bank and the Finance Company are referred to collectively herein as "the Company."

The Bank

     The Bank is a national banking association domiciled in Lafayette, Louisiana. The Bank provides a complete range of commercial and retail banking services primarily to professional, commercial and industrial customers in its market area. These services include, but are not limited to, interest bearing and non-interest bearing checking accounts, investment accounts, credit card services and issuance of cashier's checks, United States Savings Bonds and travelers checks. The Bank is an U.S. government depository. The Bank is also a member of the Electronic Data Services ("EDS") network through Comerica Bank, Dallas, Texas which provides its customers with automatic teller machine services through the GulfNet, Cirrus and Plus networks. Membership in the Community Cash Network provides MidSouth's customers with additional access throughout the Greater New Orleans area with no surcharge. The Bank serves most types of lending demands including short-term business loans, other commercial, industrial and agricultural loans, real estate construction and mortgage loans and installment loans. The Bank operates at the eighteen locations described below under "Item 2 - Properties."

Employees

     As of December 31, 2001, the Bank employed 205 full-time equivalent employees and the Finance Company had no employees. MidSouth has no employees who are not also employees of the Bank.
Through the Bank, employees receive employee benefits, which include an employee stock ownership plan, a 401-K plan and life, health and disability insurance plans. MidSouth considers the relationships of the Bank with their employees to be very good.

Competition

     The Bank faces keen competition in its market area not only with other commercial banks, but also with savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, money market mutual funds and brokerage houses. In the Lafayette Parish area there are twenty-one state chartered or national banks and savings banks. Several of the banks in Lafayette are subsidiaries of holding companies or branches of banks having far greater resources than the Company.  In addition, the Company expects increased
competition as a result of the Gramm-Leach-Bliley Act signed into law on November 12, 1999.  As discussed below, under "Recent
Legislation  -  Gramm-Leach-Bliley Act,"   banks will be able to
offer their customers a wider range of financial products and services. The legislation provides the ability to banks, securities firms, insurance companies, and financial technology companies to more readily combine.

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

Capital Adequacy Requirements. The Federal Reserve Board monitors the capital adequacy of bank holding companies through the use of a combination of risk-based capital guidelines and leverage ratios. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of a company's assets. Certain off-balance sheet items, such as letters of credit and unused lines of credit, are also assigned risk-weights and included in the risk-based capital calculations. The guidelines require a minimum ratio of total qualifying capital to total risk-weighted assets of 8.0%, of which 4.0% must be in the form of Tier
1 capital. At December 31, 2001, the Company's ratios of Tier 1 and total capital to risk-weighted assets were 12.06% and 13.20%, respectively. MidSouth's leverage ratio (Tier 1 capital to total average adjusted assets) was 8.02% at December 31, 2001. All three regulatory capital ratios for the Company exceeded regulatory minimums at December 31, 2001.

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

Capital Adequacy Requirements. A national bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on a bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. As of December
31, 2001, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain a minimum of total risk-based capital and Tier 1 capital to risk-weighted assets of 10% and 6%, respectively, and a minimum leverage ratio of 5%. All three regulatory capital ratios for the Bank exceeded these minimums at December 31, 2001.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of MidSouth's security holders in the fourth quarter of 2001.


Executive Officers of the Registrant


C. R. Cloutier, 54 - President, Chief Executive Officer and
Director of MidSouth and the Bank

Karen L. Hail, 48 - Executive Vice President of the Bank and
Chief Financial Officer, and Secretary and Treasurer of MidSouth and the Bank

Donald R. Landry, 45 - Senior Vice President and Senior Loan
Officer of the Bank

Jennifer S. Fontenot, 47 - Senior Vice President of the Bank

Dwight Utz, 48  - Senior Vice President of the Bank since 2001;
prior to his employment at the Bank, Mr. Utz was a Corporate Vice
President for PNC Bank Corporation in Pittsburgh, Pennsylvania.

Teri S. Stelly, 42 - Senior Vice President and Controller of
MidSouth and the Bank since 1997; Vice President and Controller of MidSouth and the Bank since 1992.

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




			     PART II

ITEM 5 - Market for Registrant's Common Stock and Related Stockholder Matters.


     On April 19, 1993 MidSouth's common stock was accepted
for listing on the American Stock Exchange, Inc./Emerging
Company Marketplace.  Effective August 1, 1995, the Company's
common stock and its preferred stock has been listed on the regular American Stock Exchange, Inc. ("AMEX") under the symbols MSL and MSL.pr, respectively.  On August 1, 2001, MidSouth
completed the redemption of its Series A Preferred Stock.  Only
3,527 shares had not been converted as of July 26, 2001, the final day for converting.  The remaining 3,527 preferred shares were
redeemed at a Redemption Price of $14.33 per share.   As of December 31,
2001, there were 632 common shareholders of record. The high and low sales prices for the past eight quarters are provided in the Selected Quarterly Financial Data tables included with this filing under Item 7 and is incorporated herein by reference.

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





							   FIVE-YEAR SUMMARY OF SELECTED
							    CONSOLIDATED FINANCIAL DATA

							      Year Ended December 31,
			       ___________________________________________________________________________

				    2001           2000           1999           1998           1997
				___________    ___________    ___________    ___________    ___________

Gross interest income           $26,424,027    $24,449,115    $21,072,733    $18,755,764    $15,776,416
Interest expense                (10,408,926)    (9,787,165)    (7,888,351)    (6,931,556)    (5,894,193)
				___________    ___________    ___________    ___________    ___________

Net interest income              16,015,101     14,661,950     13,184,382     11,824,208      9,882,223

Provision for loan losses        (2,176,224)      (897,038)      (906,950)      (999,950)      (854,400)

Other operating income            5,432,859      4,582,995      3,980,496      3,486,937      2,899,461
Other expenses                  (15,462,472)   (14,501,566)   (12,740,307)   (11,023,245)    (9,585,788)
				___________    ___________    ___________    ___________    ___________

Income before income taxes        3,809,264      3,846,341      3,517,621      3,287,950      2,341,496

Provision for income taxes         (866,105)      (951,204)      (867,417)      (842,167)      (586,804)
				___________    ___________    ___________    ___________    ___________

Net Income                        2,943,159      2,895,137      2,650,204      2,445,783      1,754,692
Preferred stock dividend
  requirement (FN1)                 (52,751)      (246,024)      (131,582)      (148,971)      (154,475)
				___________    ___________    ___________    ___________    ___________

Net income available to
  common stockholders            $2,890,408     $2,649,113     $2,518,622     $2,296,812     $1,600,217
				===========    ===========    ===========    ===========    ===========

Basic earnings per share              $1.08          $1.07          $1.03          $0.95          $0.69
Diluted earnings per share            $1.00          $0.95          $0.90          $0.83          $0.61

Total loans                     $214,390,121   $204,584,860   $170,468,733   $155,477,263   $130,888,144
Total assets                    363,779,863    346,373,433    276,723,841    249,818,268    217,112,415
Total deposits                  330,577,458    319,547,205    251,690,206    229,924,302    200,067,751
Cash dividends on common stock      547,966        501,443        492,415        434,334        354,336
Long-term obligations  (FN2)      8,431,000      4,650,968      3,459,097      3,503,668      3,198,794

Selected ratios:
Loans to assets                       58.93%         59.06%         61.60%         62.24%         60.29%
Loans to deposits                     64.85%         64.02%         67.73%         67.62%         65.42%
Deposits to assets                    90.87%         92.26%         90.95%         92.04%         92.15%
Return on average assets               0.85%          0.98%          0.97%          1.04%          0.78%
Return on average common equity       14.04%         17.70%         17.45%         19.16%         16.44%

       <FN1>A $107,250 charge resulting from the retirement of 11,000 shares of MidSouth Bancorp, Inc.
	    Series A Preferred Stock is included in the amount recorded as preferred dividends for the
	    year ended December 31, 2000.  On August 1, 2001, MidSouth completed the redemption of
	    its Series A Preferred Stock.  Only 3,527 shares had not been converted to MidSouth Common
	    Stock as of July 26, 2001, the final day for converting.  The remaining 3,527 Preferred Shares
	    were redeemed at a Redemption Price of $14.33 per share.
       <FN2>On February 21, 2001, MidSouth completed the issuance of $7,000,000 of junior subordinated
	    debentures.  For regulatory puposes, these funds qualify as Tier 1 Capital.  For financial
	    reporting purposes, these funds are included as a liability under generally accepted accounting
	    principles.
       <FN3>Return on average common equity is calculated before the effect of the $107,250 charge related
	    to the retirement of 11,000 shares of preferred stock for the year ended December 31, 2000.



MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 6.

MidSouth Bancorp, Inc. ("MidSouth") is a one-bank holding company that conducts substantially all of its business through its wholly-owned subsidiaries, MidSouth Bank, N. A. (the "Bank") and Financial Services of the South, Inc. (the "Finance Company"). Following is management's discussion of factors that management believes are among those necessary for an understanding of MidSouth's financial statements. The discussion should be read in conjunction with MidSouth's consolidated financial statements and the notes thereto presented herein.

OVERVIEW

Net income for the year ended December 31, 2001 was $2,943,159 compared to $2,895,137 for the year ended December 31, 2000.
Income available to common shareholders for the year ended
December 31, 2001 was $2,890,408 compared to $2,649,113 for the year ended December 31, 2000. Income available to common shareholders for the year 2000 was impacted by the repurchase of 11,000 shares of preferred stock. A reduction to earnings of $107,250 was included in the preferred dividend requirement for that year and resulted from the excess of the purchase price over the book value of the preferred stock.

In year-to-date comparison, an increase of $1,353,151 or 9% in net interest income and $849,864 or 19% in non-interest income for the year 2001 were offset by an increase in provisions for loan losses of $1,279,186 and a $960,906 increase in non-interest expenses. The increase in provisions for loan losses resulted primarily from a $700,000 default and charge-off of one commercial loan in June 2001 and additional provisions taken at the Finance Company. In the third quarter of 2001, MidSouth began the process of closing the subsidiary, accepting payments on existing loans with no new loans being made. Additional provisions of $274,186 over provisions taken in the year
2000 were approved by management to adequately reserve for future expected losses in the Finance Company portfolio. The increase in non-interest expenses occurred primarily in salaries and benefits, occupancy and data processing expenses.

MidSouth's total consolidated assets increased 5% from $346,373,433 at December 31, 2000 to $363,779,863 at December 31, 2001.
Excluding a short-term deposit of approximately $24.6 million included in year-end 2000 total deposits, MidSouth recorded a 13% increase in assets over the year ended December 31, 2001. Deposits, exclusive of the $24.6 million, increased $35.6 million or 12% to $330.6 million at December 31, 2001.

Loans, net of Allowance for Loan Losses ("ALL"), increased $9.4 million or 5%, from $202.3 million at December 31, 2000 to $211.7 million at December 31, 2001. Competition for loans increased due to falling rates in 2001. However, continued cuts in prime lending rates failed to stimulate loan demand as businesses and consumers exercised caution with a slowing economy.

Nonperforming loans as a percentage of total loans increased from ..08% or $159,726 in December of 2000 to .36% or $768,753 in
December of 2001 primarily due to three commercial loans added in 2001. Specific allocations have been made in the ALL for possible losses on these three loans. Loans past due 90 days and over increased slightly from $967,721 at December 31, 2000 to $999,538 at December 31, 2001. Although the dollar amount of loans past due 90 days or more increased, the percentage of these past due loans to total loans remained at .47%.

MidSouth's leverage ratio was 8.02% for the year ended December
31, 2001, compared to 6.05% for the year ended December 31, 2000.
The increased leverage ratio resulted primarily from the issuance of $7,000,000 of Junior Subordinated Debentures by MidSouth in
February 2001. For regulatory purposes, these funds qualify as Tier 1 Capital. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.
Annualized return on average common equity was 14.04% at December 31, 2001 compared to 17.70% at December 31, 2000.


EARNINGS ANALYSIS

Net Interest Income

The primary source of earnings for MidSouth is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables 1 and 2 analyze the changes in net interest income for each of the three years in the period ended December 31, 2001.

Net interest income increased $1,353,151 for 2001 over 2000 and $1,477,568 for 2000 over 1999. The increase in net interest income for 2001 resulted primarily from comparable volume increases in both the loan and investment portfolios. The effect of the increased volume of earning assets on total interest income was substantially offset by
declining yields on loans and investments.   The increase in 2000
resulted primarily from growth in MidSouth's loan portfolio combined with rising rates. Average loans as a percentage of average earnings assets increased from 65% in 1999 and to 69% in 2000 and back down to 66% in 2001. Interest income from loans, including loan fees, increased $3,158,068 from 1999 to 2000 and $1,098,157 from 2000 to 2001.

The increased interest income resulted from increases in average loan volume of $24.5 million or 13% in 2001 and $22.4 million or 14% in 2000. Average yield on total loans decreased 71 basis points, from 10.55% in 2000 to 9.84% in 2001. An increase of 49 basis points was recorded in 2000, from 10.06% in 1999 to 10.55%. For the higher volume commercial loan portfolio, average yields increased from 9.58% in 1999 to 9.97% in 2000 and then decreased to 8.87% in 2001.
Changes in the New York prime lending rate combined with market competition for quality credits impacted MidSouth's loan yields over the past three years. After increasing 75 basis points in 1999 and an additional 100 basis points in 2000, the New York prime fell 475 basis points to 4.75% at December 31, 2001.

Average yields in the installment loan portfolio rose from 11.60% in
1999 to 12.45% in 2000 and to 13.53% in 2001.   The installment
portfolio yield benefited from the Finance Company's loans, which averaged $2.1 million and yielded an average rate of 19% in 2001.
Credit card loans averaging $1.7 million with an average yield of 19% within the installment portfolio also contributed to the increased average yield. In addition, insurance premium financing loans acquired with the purchase of TMC Financial Services, Inc. ("TMC") in May 1999, boosted the installment loan portfolio yield for the year ended
December 31, 2001 with an average rate of 24% earned on an average portfolio of $4.6 million.

Following strong loan growth in 2000, loan demand declined in 2001 as businesses and consumers exercised caution with the slowing economy. Accordingly, MidSouth experienced increased activity in the investment securities portfolio during 2001. The average volume of investment securities increased $17.2 million to $96.0 million in 2001 compared to $78.8 million in 2000. Average taxable equivalent yields on investment securities decreased 37 basis points, from 6.61% in 2000 to 6.24% in 2001. The increase in volume, partially offset by a decrease in rate during 2001, resulted in increased interest income from investment securities of $643,202 for the year. The volume of federal funds sold increased $8.5 million and added $233,553 to total interest income in 2001.

MidSouth's deposit mix remained stable over the past three years ended December 31, ,2001, with non-interest bearing deposits
representing 24% of average total deposits.   Additionally, the mix of
average total interest-bearing deposits remained stable with only a slight increase in the volume of NOW, money market and savings deposits
(39% of average total deposits) compared to certificates of deposit
(37% of average total deposits). These two categories of interest-bearing deposits were evenly matched at 38% of average total deposits as of December 31, 2000. For year-ended December 31, 1999,
NOW, money market and savings deposits represented 37% of average total deposits, while 39% consisted of CD's.

Volume increases in interest-bearing deposits, partially offset by rate decreases for the year ended December 31, 2001 resulted in increased interest expense of $349,744 in 2001 compared to an increase of $1,809,805 in 2000. Average interest-bearing deposits increased
$35.6 million in 2001 and $17.5 million in 2000. The average rate paid on these deposits fell 52 basis points to 3.98% in 2001 after rising 55 basis points to 4.50% in 2000. The rate increase in 2000 resulted from the Federal Reserve Bank's decisions to raise rates throughout the year and from very competitive market rates in MidSouth's markets. In
2001, FHLB advances averaged only $172,000 at an average rate of 5.23%, down from $2.9 million at an average rate of 6.72% during 2000 and $4.0 million at an average rate of 5.45% in 1999.

In February 2001, MidSouth issued $7,000,000 of junior subordinated debentures. The debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031. MidSouth paid off its line of credit with proceeds from the issuance of the debentures. Accordingly, the average volume of notes payable decreased from $3.9 million at December 31, 2000 to $1.9 million at December 31, 2001. During
2000, an increase in borrowings on lines of credit for MidSouth and the Finance Company resulted in an increase in the average volume of notes payable. With rates on both lines of credit tied to the New York prime, the average rate paid increased from 7.75% in 1999 to 8.90% in 2000.

The volume increases in MidSouth's earning assets and interest-bearing liabilities combined with falling interest rates resulted in net taxable-equivalent net yields on average earning assets of 5.24% in 2001 as compared to 5.66% for 2000 and 5.52% for 1999.




Table 1
Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis <FN2>                                       Year Ended December 31,
(in thousands)


					  2001                                2000                                1999
			       ____________________________________________________________________________________________________

			       Average             Average         Average             Average         Average             Average
			       Volume   Interest  Yield/Rate       Volume   Interest  Yield/Rate       Volume   Interest Yield/Rate
			       ____________________________________________________________________________________________________
ASSETS
     Interest Bearing
      Deposits                    $217      $13     5.99%             $258      $20     7.75%             $104       $1     0.96%
     Investment
      Securities       <FN1>
       Taxable                  65,481    3,795     5.80%           54,295    3,426     6.31%           54,894    3,277     5.97%
       Tax Exempt      <FN2>    30,259    2,179     7.20%           24,295    1,766     7.27%           21,850    1,593     7.29%
			       ________________                    ________________                    ________________
     Total Investments          95,957    5,987     6.24%           78,848    5,212     6.61%           76,848    4,871     6.34%
     Federal Funds Sold
       and Securities
       Purchased Under
       Agreements to
       Resell                   13,845      565     4.08%            5,352      331     6.18%            8,797      406     4.62%
     Loans             <FN3>
	  Commercial and
	    Real Estate        165,420   14,668     8.87%          141,340   14,092     9.97%          123,836   11,868     9.58%
	  Installment           43,378    5,871    13.53%           42,961    5,349    12.45%           38,058    4,415    11.60%
			       ________________                    ________________                    ________________

     Total Loans               208,798   20,539     9.84%          184,301   19,441    10.55%          161,894   16,283    10.06%

	  Total Earning
	   Assets              318,600   27,091     8.50%          268,501   24,984     9.30%          247,539   21,560     8.71%

     Allowance for Loan
       Losses                   (2,404)                             (2,022)                             (1,857)
     Nonearning Assets          31,618                              28,315                              27,035
			      ________                            ________                            ________
	  Total Assets        $347,814                            $294,794                            $272,717
			      ========                            ========                            ========


LIABILITIES AND STOCKHOLDERS' EQUITY
	  NOW, Money Market,
	    and Savings       $122,562   $2,992     2.44%         $102,709   $3,510     3.42%          $91,559   $2,632     2.87%
	  Certificates of
	    Deposits           117,163    6,539     5.58%          101,446    5,671     5.59%           95,109    4,739     4.98%
			       ________________                    ________________                    ________________

     Total Interest Bearing
      Deposits                 239,725    9,531     3.98%          204,155    9,181     4.50%          186,668    7,371     3.95%
     Federal Funds Purchased
      and Securities
      Sold Under
      Agreements to Repurchase   1,601       71     4.43%            1,155       63     5.45%              683       35     5.12%
     FHLB Advances                 172        9     5.23%            2,915      196     6.72%            4,021      219     5.45%
     Notes Payable               1,860      177     9.52%            3,898      347     8.90%            3,393      263     7.75%
     Junior Subordinated
       Debentures                6,073      621    10.20%                -        -        -                 -        -        -

	   Total Interest
			       ________________                    ________________                    ________________
	     Bearing
	     Liabilities       249,431   10,409     4.17%          212,123    9,787     4.61%          194,765    7,888     4.05%

     Demand Deposits            74,733                              63,713                              60,192
     Other Liabilities           1,983                               1,369                               1,127
     Stockholders' Equity       21,667                              17,589                              16,633
			      ________                            ________                            ________
     Total Liabilites and
       Stockholders' Equity   $347,814                            $294,794                            $272,717
			      ========                            ========                            ========


NET INTEREST INCOME AND
  NET INTEREST SPREAD                    $16,682     4.33%                   $15,197     4.69%                   $13,672     4.66%
					 =======                             =======                             =======
NET YIELD ON EARNING ASSETS                          5.24%                               5.66%                               5.52%


<FN1>Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.
<FN2>Interest income of $667,000 for 2001, $535,000 for 2000, and $488,000 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
<FN3>Interest income includes loan fees of $1,406,000 for 2001, $1,276,000 for 2000, and $1,144,000 for 1999.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.




Table 2
Changes in Taxable-Equivalent Net Interest Income
(in thousands)

						     2001 Compared to 2000                        2000 Compared to 1999
					    ________________________________________     ________________________________________

					       Total                                        Total
					     Increase         Change Attributable To      Increase         Change Attributable To
					    (Decrease)          Volume    Rates          (Decrease)          Volume    Rates
					    ________________________________________     ________________________________________

Taxable-equivalent interest earned on:
     Interest Bearing Deposits                   ($7)              ($3)     ($4)              $19                $3      $16
     Investment Securities
	Taxable                                  369               611     (242)              149               (35)     184
	Tax Exempt                               413               429      (16)              173               178       (5)
     Federal Funds Sold and Securities
	Purchased Under Agreement to Resell      234               298      (64)              (75)             (158)      83
     Loans, including fees                     1,098             2,230   (1,132)            3,158             2,335      823
					    ________           ________________          ________           ________________
     TOTAL                                     2,107             3,565   (1,458)            3,424             2,323    1,101
					    ________           ________________          ________           ________________

Interest Paid On:
     Interest Bearing Deposits                   350             1,046     (696)            1,810               729    1,081
     Federal Funds Purchased and Securities
	Sold Under Agreement to Repurchase         8                16       (8)               28                26        2
     FHLB Advances                              (187)             (151)     (36)              (23)              (53)      30
     Notes Payable                              (170)             (196)      26                84                42       42
     Junior Subordinated Debentures              621               621        -                 -                 -        -
					    ________           ________________          ________           ________________

     TOTAL                                       622             1,336     (714)            1,899               744    1,155
					    ________           ________________          ________           ________________

  Taxable-equivalent net interest income      $1,485            $2,229    ($744)           $1,525            $1,579     ($54)
					    ========           ================          ========           ================


 NOTE:  Changes due to both volume and rate has generally been allocated to volume and rate
	changes in proportion to the relationship of the absolute dollar amounts to the
	changes in each.                                                                      _________





 Non-Interest Income

Excluding Securities Transactions.  Service charges and fees on
_________________________________
deposit accounts represent the primary source of non-interest income for MidSouth. Income from service charges and fees on deposit accounts and insufficient funds fees increased $299,159 in 2001 and $262,930 in 2000, primarily due to an increase in the number of transaction accounts and the volume of insufficient funds checks processed by MidSouth. Fees earned through the sale of credit life insurance decreased $25,829 in 2001, following an increase of $112,861 in 2000 that resulted from internal training, tracking, and incentives on the product. Non-interest income resulting from other charges and fees increased $403,777 in 2001 as compared to $210,582 in 2000. An increase of $192,025 and $76,315 in income from a third party mortgage program contributed to the increase in other non-interest income for 2001 and 2000, respectively. An increase in income on Visa debit cards and merchant programs is included in the increase in other charges and fees, however, increased expenses on these programs partially offset the benefit.

Securities Transactions.  MidSouth captured net gains on sales of
_______________________
securities totaling $188,883 in 2001. Sales of $8.6 million in U. S. Treasury and Agency securities allowed MidSouth to improve the overall yield on these securities as they neared maturity. A Ford Motor Credit corporate bond was also sold due to credit quality concerns. In 2000, net gains on the sales of two securities totaled $16,126.

Non-interest Expense

Total non-interest expense increased 6.6% from 2000 to 2001 and 13.8% from 1999 to 2000. MidSouth's growth and expansion over the past three years resulted in significant increases in salaries and employee benefits, occupancy expenses, marketing expenses, data processing expenses, and the cost of printing and supplies. These increases reflect MidSouth's long-term investment in staff development, system upgrades, and market penetration.

In 2001, the increase in expenses leveled off as MidSouth focused on improving facilities, operations and risk management. A new Jennings office building was completed and improvements were made on the Cecilia office building. Two internal staff auditors, a loan documentation officer and an electronic banking associate were added during 2001 to strengthen MidSouth's operations and risk management functions.
These new positions contributed to the $470,188, or 7%, increase in salaries and employee benefits for 2001. Salaries and employee benefits increased 13% from 1999 to 2000. New hires in 2000 included five employees for the third New Iberia banking office, an internet banking associate and two call center operators.

Occupancy expenses increased $162,565 or 5% from 2000 to 2001 and $410,592 or 14% from 1999 to 2000 as a result of increases in lease expense, property taxes, depreciation, and maintenance expenses. Premises and equipment totaling approximately $1,500,000 were added in 2001 and $1,700,000 were added during 2000. Additions in 2001 included the new Jennings facility and renovations on the Cecilia office. MidSouth also began construction on a storage facility in 2001. Additions in 2000 included the Admiral Doyle office in New Iberia, renovation of additional leased space at the main office in Lafayette, and additional drive through lanes at the Opelousas location. The Sulphur office opened in January 2000 to expand MidSouth's presence in Calcasieu Parish.

Total other non-interest expenses increased $328,153 or 7%, from 2000 to 2001 and $558,540 or 15% from 1999 to 2000. Included in the increase for 2001 is a $80,728 increase in professional fees, which include consulting costs, and $60,154 in the VISA debit and credit card programs and ATM processing. Additional increases were realized in agent commission expense (associated with the insurance premium financing loan program), directors fees, travel expenses and postage. Included in the increase for 2000 is $175,214 in increased expenses on Other Real Estate Owned that resulted primarily from the loss on valuation of one piece of commercial property. Other increases were recorded in professional fees, agent commission expense, and credit reporting expenses.

Income Taxes

MidSouth's tax expense decreased by $85,099 and approximated 23%
of income before income taxes.   Increased interest income on non-
taxable municipal securities further reduced 2001 taxes from the expected statutory rate of 34%. Interest income on non-taxable municipal securities also lowered the effective tax rate for 2000 to approximately 25%. Notes 1 and 9 to MidSouth's Consolidated Financial Statements provide additional information regarding MidSouth's income tax considerations.

BALANCE SHEET ANALYSIS

Securities

Total investment securities increased $21.8 million, from $77.6 million in 2000 to $99.4 million in 2001. Average duration of the portfolio was
3.1 years as of December 31, 2001 and the average taxable-equivalent yield was 6.24%. Cash flows from maturities and paydowns within the portfolio were reinvested primarily in government agency securities and municipal securities. Slow demand for loans necessitated placement of excess funds in securities and federal funds sold. A favorable change in the market value of securities available-for-sale is included in the net change in 2001. Unrealized net gains in the securities available-for-sale portfolio were $727,462 at December 31, 2001, compared to unrealized net gains of $148,100 at December 31, 2000. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

At December 31, 2001, approximately 28% of MidSouth's securities available-for-sale portfolio represented mortgage-backed securities and 27% represented collateralized mortgage obligations ("CMO's").
MidSouth monitors the risks due to changes in interest rates on mortgage-backed pools by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security. The majority of the CMO's represent FNMA and FHLMC REMIC pools which each had a book value of less than 10% of stockholders' equity at December 31, 2001. All CMO's held by MidSouth are Aaa rated and not considered "high-risk" securities under the Federal Financial Institutions Examination Council ("FFIEC") tests. MidSouth does not own any "high-risk" securities as defined by the FFIEC. An additional 20% of the available-for-sale portfolio consisted of U. S. Treasury and agency securities, while municipal and other securities represented 25% of the portfolio. A detailed credit analysis was performed on each municipal offering by an investment advisory firm prior to purchase. In addition, MidSouth limits the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the non-taxable municipal securities portfolio.

The held-to-maturity portfolio remained constant with $22.5 million in non-taxable and $1.1 million in taxable municipal securities. Municipals purchased during 2001 were placed in the available-for-sale portfolio.

Loan Portfolio

Loan growth slowed in 2001, with $9.8 million added to the portfolio compared to $34.9 million added during 2000. MidSouth's loan portfolio totaled $214.4 million at December 31, 2001 compared to
$204.6 million at December 31, 2000.  Weak loan demand
compounded by a competitive rate environment and payouts caused
MidSouth to fall short of budgeted loan growth in 2001.   The majority
of the $9.8 million growth in 2001 was in the real estate portfolio, while the commercial portfolio decreased slightly and the installment portfolio remained constant. In 2000, MidSouth lenders met budget projections by growing commercial loans $12.8 million and the real estate portfolio by $16.3 million. Installment loans to individuals increased $3.2 million or 12% during the twelve months ended December 31, 2000. The real estate loan growth in 2001 and 2000 consisted of both commercial and consumer credits that call for ten to fifteen year amortization terms with rates fixed for three to five years. The short-term structure of these credits allows management greater flexibility in controlling interest rate risk.

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

Asset Quality

Credit Risk Management.  MidSouth manages its credit risk by
______________________
diversifying its loan portfolio, determining that borrowers have adequate cash flows for loan repayment, obtaining and monitoring collateral and continuously reviewing outstanding loans. The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and recommend credit gradings on each loan. The senior loan officer and loan review officer review the gradings. In addition, the loan review officer performs an independent evaluation annually of each commercial loan officer's portfolio and a random sampling of credits in MidSouth's installment loan portfolio.

Nonperforming Assets.  Table 3 contains information about
____________________
MidSouth's nonperforming assets and loans past due 90 days or more and still accruing.



				  TABLE 3
			 Nonperforming Assets and
			  Loans Past Due 90 Days

___________________________________________________________________________

			    December 31,     December 31,     December 31,
				2001             2000             1999
___________________________________________________________________________

Nonperforming loans            $768,753         $159,726         $234,962
Other real estate owned, net    359,336          446,046          569,963
Other assets repossessed              -                -           31,755
			     __________         ________         ________

Total nonperforming assets   $1,128,089         $605,772         $836,680
			     ==========         ========         ========

Loans past due 90 days
or more and still accruing     $999,538         $967,721         $793,823

Nonperforming loans as a
% of total loans                   .36%             .08%            0.14%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                        .53%             .30%            0.49%

Allowance for loan losses
as a % of nonperforming assets  243.68%          375.75%          235.13%
___________________________________________________________________________






Nonperforming assets totaled $1,128,089 at December 31, 2001,
$605,772 at December 31, 2000 compared to $836,680 at December
31, 1999. The increase in nonperforming assets in 2001 is primarily due to the addition of three large commercial credits. Specific allocations have been made within the ALL for possible losses on these credits. Loans past due 90 days and still accruing totaled $999,538 at December 31, 2001 compared to $967,721 at December 31, 2000 and $793,823 at December 31, 1999. Although the dollar amount of loans past due 90 days or more and still accruing increased, the percentage of these past due loans to total loans remained constant at ..47% for the past three years. Of the $999,538 in 90 days past due loans still accruing for December 31, 2001, $128,200 was reported past due by the Finance Company.

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

Allowance for Loan Losses.  Provisions totaling $2,176,224,
_________________________
$897,038, and $906,950 for the years 2001, 2000 and 1999,
respectively, were necessary to bring the allowance to a level considered by management to be sufficient to cover probable losses in the loan portfolio. Table 4 analyzes activity in the allowance for 2001 and 2000.




TABLE 4 - Summary of Loan Loss Experience
(in thousands)

						2001              2000
					     ________          ________


BALANCE AT BEGINNING OF YEAR                   $2,276            $1,967

CHARGE-OFFS
   Commercial, Financial and Agricultural       1,032                73
    Real Estate - Construction                      -                 -
    Real Estate - Mortgage                         62                12
    Installment Loans to Individuals              760               565
    Lease Financing Receivables                     6                14
    Other                                          53                44
					     ________          ________

      Total Charge-offs                         1,913               708
					     ________          ________

RECOVERIES
   Commercial, Financial and Agricultural          19                 3
    Real Estate - Construction                      -                 -
    Real Estate - Mortgage                          -                 -
    Installment Loans to Individuals              143               107
    Lease Financing Receivables                     -                 1
    Other                                           4                 9
					     ________          ________

      Total Recoveries                            166               120
					     ________          ________

Net Charge-offs                                 1,747               588
Additions to allowance charged to
  operating expenses                            2,176               897
					     ________          ________

BALANCE AT END OF YEAR                         $2,705            $2,276
					     ========          ========


Net charge-offs to average loans                 0.84%             0.32%
Year-end allowance to year-end loans             1.26%             1.11%




Refer to "Balance Sheet Analysis - Asset Quality - Allowance for Loan Losses" for a description of the factors which influence management's judgement in determining the amount of the provisions to the allowance.



						     % of category           % of category
Allowance for Loan Losses                     2001      to total     2000    to total loans
____________________________________________________________________________________________

   Commercial, Financial and Agricultural      385        32.05%      10         33.91%
    Real Estate - Construction                             3.30%                  2.32%
    Real Estate - Mortgage                     185        45.55%                 44.46%
    Installment Loans to Individuals            15        16.76%                 16.73%
    Lease Financing Receivables                            2.20%                  2.46%
    Other                                                  0.14%                  0.12%
    Unallocated                              2,120                  2,266
					    ________________________________________________
					    $2,705       100.00%   $2,276       100.00%
					    ================================================





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

Sources of Funds

Deposits.  As of December 31, 2001, total deposits increased $11
________
million to $330.6 million, up from $319.6 million at December 31, 2000. Included in total deposits at year-end 2000 was a significant short-term deposit of approximately $24.6 million, most of which was withdrawn within the month of January 2001. Excluding this short-term deposit, MidSouth realized a $35.6 million increase, or 12% in 2001 and a 17% increase in deposits in 2000. Deposit growth in 2001 was primarily in non-interest bearing and NOW account deposits. The growth in 2000 was primarily in money market indexed deposits and certificates of deposit.

Non-interest bearing deposits represented 26% of total deposits at December 31, 2001 and 24% at December 31, 2000. Core deposits, defined as all deposits other than certificates of deposit ("CD's") of $100,000 or more, remained constant at 86% of total deposits at year-end 2001 and 2000. CD's of $100,000 or more totaled $47.5 million at December 31, 2001, an increase of $1.4 million from the $46.1 million reported at year-end 2000.

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

Borrowed Funds.  At December 31, 2001, the note payables to
______________
financial institutions consisted of advances against a Line of Credit established by Financial Services of the South, Inc. The Line of Credit is in the amount of $2,000,000 and is dated April 30, 2001. Advances under the Line of Credit bear interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus twenty-five basis points (0.25%). At
December 31, 2001 and 2000, the effective rate was 5.00% and 9.75%, respectively. Interest on this note is payable monthly, with principal due at maturity on April 30, 2002. Advances under this note totaled $1,431,000 at December 31, 2001 and $1,975,000 at
December 31, 2000. A Line of Credit for MidSouth with a principal balance of $2,500,000 at December 31, 2000 was paid in full in February 2001 with proceeds received from the MidSouth's issuance of junior subordinated debentures. Two long-term FHLB borrowings totaling $175,968 at December 31, 2000 matured during 2001.

On February 22, 2001, MidSouth issued $7,000,000 in junior subordinated debentures. These debentures qualify as Tier 1 capital and are presented in the Consolidated Statements of Condition as "Junior Subordinated Debentures." These debentures bear interest at a rate of 10.20% and mature on February 22, 2031. Additional information regarding long-term debt is provided in Note 7 to MidSouth's Consolidated Financial Statements.

The ESOP note held by the Bank was refinanced in the amount of $150,000 on March 11, 1997 at a fixed rate of 7.00% payable in monthly installments of $2,264 with payment in full due on March 10, 2004. A second note was financed on May 11, 2000 in the amount of $130,656 at a fixed rate of 8.00% payable in monthly installments of $1,701 with payment in full due on May 10, 2009. The ESOP obligation constitutes a reduction of MidSouth's stockholders' equity because the primary source of loan repayment is contributions by the Bank to the ESOP; however, the loan is not guaranteed by MidSouth Bank or MidSouth. The ESOP note is eliminated from total loans and long-term debt as an intercompany balance in MidSouth's December
31, 2001 and 2000 consolidated financial statements.

Capital.  MidSouth and the Bank are required to maintain certain
_______
minimum capital levels. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets. At December 31, 2001, MidSouth and the Bank were in compliance with statutory minimum capital requirements.
Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier
1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of December 31, 2001, MidSouth's Tier 1 capital to average adjusted assets (the "leverage ratio") was 8.02% as compared to 6.05% at December 31, 2000. Tier
1 capital to risk weighted assets was 12.06% and 8.54% for 2001 and 2000, respectively. Total capital to risk weighted assets was 13.20% and 9.55%, respectively, for the same periods. The increased capital ratios resulted primarily from the issuance of $7,000,000 of junior subordinated debentures by MidSouth in February 2001. For regulatory purposes, these funds qualify as Tier 1 Capital. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles. The Bank's leverage ratio was 7.41% at December 31, 2001 compared to 6.74% at December
31, 2000.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates. The Bank continued to be classified as "well capitalized" throughout the three years ended December 31, 2001. No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading "Balance Sheet Analysis - Securities," $727,462 in unrealized gains on securities available-for-sale, less a deferred tax liability of $257,500, was recorded as an addition to stockholders' equity as of December 31, 2001. As of December 31,
2000, $148,100 in unrealized gains on securities available-for-sale, less a deferred tax liability of $62,900, was recorded as an addition to stockholders' equity. While the net unrealized gain or loss on securities available for sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios. The net unrealized gains reported for December 31, 2001 and 2000 did, however, effect MidSouth's equity to assets ratio for financial reporting purposes. The ratio of equity to assets was 6.22% at December 31, 2001 and 5.73% at December 31, 2000.

Interest Rate Sensitivity.  Interest rate sensitivity is the sensitivity of
_________________________
net interest income and economic value of equity to changes in market rates of interest. The initial step in the process of monitoring
MidSouth's interest rate sensitivity involves the preparation of a basic gap analysis of earning assets and interest-bearing liabilities. The analysis presents differences in the repricing and maturity characteristics of earning assets and interest-bearing liabilities for selected time periods.


During 2001, MidSouth utilized the Sendero model of asset and liability management. The Sendero model uses basic gap data and additional information regarding rates and prepayment characteristics to construct a gap analysis that factors in repricing characteristics and cash flows from payments received on loans and mortgage-backed securities. The resulting Sendero gap analysis is presented in Table 5.

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

The resulting cumulative gap at one year is approximately $50,843,000, or 13.98% of total assets at December 31, 2001. The 13.98% ratio is within internal policy guidelines of + or - 15% of total assets.


The Sendero model also uses the gap analysis data in Table 5 and additional information regarding rates and payment characteristics to perform three simulation tests. The tests use market data to perform rate shock, rate cycle and rate forecast simulations to measure the impact of changes in interest rates, the yield curve and interest rate forecasts on MidSouth's net interest income and economic value of equity. Results of the simulations at December 31, 2001 were within policy guidelines. The results of the simulations are reviewed quarterly and discussed at MidSouth's Funds Management committee meetings.

MidSouth does not invest in derivatives and has none in its securities portfolio.




Table 5
Interest Rate Sensitivity and Gap Analysis Table
December 31, 2001
(in thousands)
											 Non-interest
					     0-3 MOS  4-6 MOS 7-12 MOS  1-5 YRS   > 5YRS   Bearing   Total
					     ______________________________________________________________

		 ASSETS
		 Interest Bearing Deposits      $109 $     -  $     -  $     -  $     -  $     -      $109
		 Fed Funds Sold               17,300                                                17,300
		 Investments
		   Mutual Funds                  970                                                   970
		   Investment Securities       1,007       70    1,436   22,020   32,541            57,074
		   Mortgage-backed Securitie   9,209   12,568    8,272   11,029      244            41,322
		 Loans
		   Fixed Rate                 45,614   23,853   35,533   57,017      842           162,859
		   Variable Rate              51,531                                                51,531
		 Other Assets                                                              35,320   35,320
		 Allowance for Loan Losses                                                 (2,705)  (2,705)
					     ______________________________________________________________

		 Total Assets               $125,740  $36,491  $45,241  $90,066  $33,627  $32,615 $363,780
					     ==============================================================
		 LIABILITIES
		 NOW                          $3,763   $3,405   $5,867  $21,131   $5,333           $39,499
		 MMDA                          9,000    9,597   14,855   33,621    2,241            69,314
		 Savings                       1,415    1,281    2,207    7,950    2,007            14,860
		 CD'S                         34,202   29,802   39,141   12,614                    115,759
		 Demand Deposits                                                           91,146   91,146
		 Other Liabilities               663    1,431                      7,000    1,481   10,575
		 Stockholders' Equity                                                      22,627   22,627
					     ______________________________________________________________

		 Total Liabilities           $49,043  $45,516  $62,070  $75,316  $16,581 $115,254 $363,780
					     ==============================================================



		 Repricing/maturity gap:
		   Period                    $76,697  ($9,025)($16,829) $14,750  $17,046 ($82,639)
		   Cumulative                $76,697  $67,672  $50,843  $65,593  $82,639 $     -
					     ====================================================

		 Cumualtive Gap/Total Assets   21.08%   18.60%   13.98%   18.03%   22.72%
					     ___________________________________________








Liquidity

Bank Liquidity.  Liquidity is the availability of funds to meet
______________
contractual obligations as they become due and to fund operations. The Bank's primary liquidity needs involve its ability to accommodate customers' demands for deposit withdrawals as well as their requests for credit. Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Bank.

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks. MidSouth's core deposits are its most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity. Cash deposits at other banks, federal funds sold and principal payments received on loans and mortgage-backed securities provide additional primary sources of asset liquidity for the Bank. Approximately $20.8 million in projected cash flows from securities during 2002 provides an additional source of liquidity. MidSouth also has borrowing lines with three correspondent banks, including significant borrowing capacity with the FHLB of Dallas, Texas.

Parent Company Liquidity.  At the parent company level, cash is
________________________
needed primarily to meet interest payments on the junior subordinated debentures and pay dividends on common stock. The parent company issued $7,000,000 in junior subordinated debentures in February 2001, the terms of which are described in Note 7 to MidSouth's Consolidated Financial Statements. As of December 31, 2001, MidSouth had $2.4 million in interest-bearing balances remaining of proceeds from the issuance of the debentures. Dividends from the Bank totaling $200,000 and $925,000 provided additional liquidity for the parent company in 2001 and 2000, respectively. As of January 1, 2002, the Bank had the ability to pay dividends to the parent company of approximately $5.3 million without prior approval from its primary regulator. As a publicly traded company, MidSouth also has the ability to issue trust preferred and other securities instruments to provide additional funds as needed for operations and future growth of the company.


Dividends.  The primary source of cash dividends on MidSouth's
_________
common stock is cash on hand remaining from the issuance of junior subordinated debentures and dividends from the Bank. The Bank has the ability to declare dividends to the parent company without prior approval of its primary regulator. However, the Bank's ability to pay dividends would be prohibited if the result would cause the Bank's regulatory capital to fall below minimum requirements.

Cash dividends totaling $547,966 and $501,443 were declared to common stockholders during 2001 and 2000, respectively. It is the intention of the Board of Directors of MidSouth to continue to pay quarterly dividends on the common stock at the rate of $.05 per share. On August 1, 2001, MidSouth completed the redemption of its Series
A Preferred Stock. Only 3,527 shares had not been converted to MidSouth Common Stock as of the final day for converting. The remaining 3,527 Preferred Shares were redeemed at a Redemption
Price of $14.33 per share. Additional information regarding MidSouth's Preferred Stock is included in Note 12 to MidSouth's Consolidated Financial Statements.

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




MIDSOUTH BANCORP, INC.
LOAN PORTFOLIO
LOAN MATURITIES AND SENSITIVITY TO INTEREST RATES for the Year Ended December 31, 2001

(dollars in thousands)

						  Fixed and Variable Rate
						  Loans at Stated Maturities             Amounts Over One Year With
				_______________________________________________      __________________________________________
				  1 Year      1 Year -      Over                     Predetermined          Floating
				 or Less      5 Years     5 Years       Total           Rates                 Rates       Total
				_______________________________________________      __________________________________________

Commercial, Financial
     Industrial, Commercial
     Real Estate Mortgage
     and Commercial Real
     Estate - Constr              $43,556      $76,764     $35,716     $156,036       $76,901               $35,579    $112,480

Installment Loans to
    Individuals and Real
    Estate Mortgage                16,809       35,808         716      $53,333        33,161                 3,363     $36,524

Lease Financing
    Receivables                       269        4,461           -       $4,730         4,461                     -      $4,461

Other                                 291            -           -         $291             -                     -           -
				_______________________________________________      __________________________________________

TOTAL                             $60,925     $117,033     $36,432     $214,390      $114,523               $38,942    $153,465
				===============================================      ==========================================





MIDSOUTH BANCORP, INC.
SECURITIES PORTFOLIO
MATURITIES AND AVERAGE YIELDS
for the Year Ended December 31, 2001
(dollars in thousands)



							    After 1 but            After 5 but
					Within 1 Year      Within 5 Years         Within 10 Years       After 10 Years
SECURITIES AVAILABLE FOR SALE          Amount    Yield     Amount    Yield        Amount     Yield      Amount    Yield    Total
				       ___________________________________________________________________________________________
U.S. Treasury and U.S.
    Government Agency securities       $1,007    6.50%     $10,333   4.87%        $3,408     2.47%       $106     4.24%    $14,854

Obligations of State and
    Political Subdivisions                452    2.80%       5,331   2.94%         4,107    4.29%       3,757     4.94%     13,647


Mortgage Backs and CMOs                    -       -         2,326   4.65%         8,754     4.94%     30,243     5.97%     41,323


Corporates and other securities         1,024    5.64%       2,627   5.96%           -        -         1,335     4.30%      4,986

Mutual funds                              970    5.41%         -       -             -        -          -          -          970
				       ___________________________________________________________________________________________

Total Fair Value                       $3,453              $20,617               $16,269              $35,441              $75,780
				       ===========================================================================================





							     After 1 but             After 5 but
					 Within 1 Year      Within 5 Years         Within 10 Years        After 10 Years
HELD TO MATURITY                         Amont   Yield      Amount   Yield         Amount     Yield      Amount    Yield    Total
				       ___________________________________________________________________________________________

Obligations of State and
    Political Subdivisions                $30    5.74%      $3,728   5.31%        $15,374     5.10%     $4,453     5.11%   $23,585
				       ___________________________________________________________________________________________

Total Amortized Cost                      $30               $3,728                $15,374               $4,453             $23,585
				       ===========================================================================================










MIDSOUTH BANCORP, INC.
SUMMARY OF
AVERAGE DEPOSITS
(in thousands)
					      2001                     2000

				       AVERAGE     AVERAGE      AVERAGE      AVERAGE
					AMOUNT      YIELD       AMOUNT        YIELD
				      ________     _______      _______      _______
Non-interest bearing                   $74,732         0.00%    $63,713         0.00%
    Demand Deposits

Interest bearing Deposits
    Savings, NOW, MMKT                 122,562         2.44%    102,709         3.42%

    Time Deposits                      117,163         5.58%    101,446         5.59%
				      ________                 ________

Total                                 $314,457         3.98%   $267,868         3.43%
				      ========                 ========




MATURITY SCHEDULE
TIME DEPOSITS OF
$100,000 OR MORE
(in thousands)

				   2001        2000
				  _______     _______
3 months or less                  $18,083     $13,059

3 months through 6 months           9,140       9,956

7 months through 12 months         14,872      13,283

over 12 months                      3,983       9,774
				  _______     _______

Total                             $46,078     $46,072
				  ========    =======




SUMMARY OF RETURN
ON EQUITY AND ASSETS

				    2001        2000
				  ________     _______

Return on Average Assets             0.85%       0.98%

Return on Average Common Equity     14.04%      17.70%

Dividend Payout Ratio
    on Common Stock                 18.96%      18.93%

Average Equity to
    Average Assets                   6.23%       5.97%





Selected Quarterly Financial Data
(unaudited)
									2001
					    ___________________________________________________________

(Dollars in thousands, except per share          IV              III               II                I
					    _______          _______          _______          _______

Interest income                              $6,138           $6,596           $6,922           $6,768
Interest expense                              2,119            2,563            2,843            2,885
					    _______          _______          _______          _______

Net interest income                           4,019            4,033            4,079            3,883
Provision for possible credit losses            380              439            1,034              323
					    _______          _______          _______          _______

Net interest income after provision
  for possible credit losses                  3,639            3,594            3,045            3,560
Noninterest income,
  excluding securities gains                  1,499            1,241            1,298            1,183
Net securities gains                            142                -               68                -
Noninterest expense                           4,101            3,835            3,822            3,704
					    _______          _______          _______          _______

Income before income tax expense              1,179            1,000              589            1,039
Income tax expense                              284              217              120              244
					    _______          _______          _______          _______

Net income                                      895              783              469              795
Preferred stock dividend requirement              -                -              (22)             (30)
					    _______          _______          _______          _______

Income applicable to common shareholders       $895             $783             $447             $765
					    =======          =======          =======          =======
Earnings per common share
  Basic                                       $0.31            $0.29            $0.18            $0.31
  Diluted                                     $0.31            $0.27            $0.16            $0.27
Market price of common stock
  High                                       $11.60           $11.05           $11.90           $10.40
  Low                                        $10.70           $10.27           $10.35            $9.90
  Close                                      $11.60           $10.85           $11.10            $9.99
Average shares outstanding
  Basic                                   2,877,891        2,734,556        2,514,972        2,492,196
  Diluted                                 2,931,866        2,947,085        2,920,454        2,924,741






								     2000
					    ___________________________________________________________

(Dollars in thousands, except per share          IV              III               II                I
					    _______          _______          _______          _______

Interest income                              $6,733           $6,238           $5,885           $5,592
Interest expense                              2,886            2,528            2,254            2,119
					    _______          _______          _______          _______

Net interest income                           3,847            3,710            3,631            3,473
Provision for possible credit losses            302              201              177              217
					    _______          _______          _______          _______

Net interest income after provision
  for possible credit losses                  3,545            3,509            3,454            3,256
Noninterest income,
  excluding securities gains                  1,243            1,131            1,158            1,035
Net securities gains                              -               14                -                2
Noninterest expense                           3,819            3,582            3,511            3,589
					    _______          _______          _______          _______

Income before income tax expense                969            1,072            1,101              704
Income tax expense                              209              276              310              156
					    _______          _______          _______          _______

Net income                                      760              796              791              548
Preferred stock dividend requirement            (33)            (140)             (35)             (38)
					    _______          _______          _______          _______

Income applicable to common shareholders       $727             $656             $756             $510
					    =======          =======          =======          =======
Earnings per common share
  Basic                                       $0.29            $0.26            $0.30            $0.21
  Diluted                                     $0.26            $0.24            $0.27            $0.18
Market price of common stock
  High                                        $8.69            $8.38            $8.81            $9.44
  Low                                         $8.13            $7.75            $8.00            $8.63
  Close                                       $8.63            $8.25            $8.06            $8.75
Average shares outstanding
  Basic                                   2,489,829        2,489,829        2,500,019        2,470,551
  Diluted                                 2,910,494        2,901,198        2,968,851        2,964,655



MIDSOUTH BANCORP, INC. AND
SUBSIDIARIES


Item 7.


Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000 and 1999 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
	of MidSouth Bancorp, Inc.
Lafayette, Louisiana


We have audited the accompanying consolidated statements of condition of MidSouth Bancorp, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 1, 2002




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 2001 AND 2000
_______________________________________________________________________________________________


ASSETS                                                               2001              2000

Cash and due from banks                                         $ 18,547,278      $ 15,698,538
Federal funds sold                                                17,300,000        34,100,000
								____________      ____________
      Total cash and cash equivalents                             35,847,278        49,798,538

Interest-bearing deposits in banks                                   109,206            68,682
Securities available-for-sale at fair value (amortized
  cost of $75,052,952 in 2001 and $53,821,526 in 2000)            75,780,414        53,969,626
Securities held-to-maturity (estimated fair value of
  $24,735,122 in 2001 and $24,474,077 in 2000)                    23,584,850        23,611,057
Loans, net of allowance for loan losses of $2,705,058
  in 2001 and $2,276,187 in 2000                                 211,685,063       202,308,673
Accrued interest receivable                                        2,197,794         2,365,350
Premises and equipment, net                                       11,950,701        11,739,575
Other real estate owned, net                                         359,336           446,046
Goodwill, net                                                        431,987           493,071
Other assets                                                       1,833,234         1,572,815
								____________      ____________

								$363,779,863      $346,373,433
								============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                          $ 91,145,842      $ 75,151,653
  Interest bearing                                               239,431,616       244,395,552
								____________      ____________

      Total deposits                                             330,577,458       319,547,205

Securities sold under repurchase agreements                          663,079           997,616
Accrued interest payable                                           1,057,065         1,007,302
Notes payable                                                      1,431,000         4,650,968
Junior subordinated debentures                                     7,000,000            -
Other liabilities                                                    423,700           307,964
								____________      ____________

      Total liabilities                                          341,152,302       326,511,055
								____________      ____________

Commitments and Contingencies                                           -                 -

Stockholders' equity:
  Convertible preferred stock, $14.25 par value, 5,000,000
    shares authorized, -0- and 130,620 issued and outstanding
    at December 31, 2001 and 2000, respectively                         -           1,861,335
  Common stock, $.10 par value, 5,000,000 shares authorized;
    2,901,142 and 2,515,166 issued and outstanding at
    December 31, 2001 and 2000, respectively                         290,114          251,517
  Additional paid in capital                                      12,972,762       11,147,534
  Unearned ESOP shares                                              (149,638)        (185,127)
  Unrealized gains on securities available-for-sale,
    net of deferred taxes                                            469,962           85,200
  Retained earnings                                                9,044,361        6,701,919
								____________     ____________

      Total stockholders' equity                                  22,627,561       19,862,378
								____________     ____________

								$363,779,863     $346,373,433
								============     ============

See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
__________________________________________________________________________________________________


						   2001               2000               1999

INTEREST INCOME:
  Loans, including fees                       $ 20,539,148       $ 19,440,991       $ 16,282,923
  Securities:
    Taxable                                      3,807,820          3,445,594          3,277,619
    Nontaxable                                   1,512,050          1,231,074          1,105,320
  Federal funds sold                               565,009            331,456            406,871
					      ____________       ____________       ____________
      Total interest income                     26,424,027         24,449,115         21,072,733
					      ____________       ____________       ____________

INTEREST EXPENSE:
  Deposits                                       9,530,743          9,180,999          7,371,194
  Securities sold under repurchase agreements,
    federal funds purchased and advances            73,703            259,399            253,869
  Long-term debt                                   804,480            346,767            263,288
					      ____________       ____________       ____________

      Total interest expense                    10,408,926          9,787,165          7,888,351
					      ____________       ____________       ____________

NET INTEREST INCOME                             16,015,101         14,661,950         13,184,382

PROVISION FOR LOAN LOSSES                        2,176,224            897,038            906,950
					      ____________       ____________       ____________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                     13,838,877         13,764,912         12,277,432
					      ____________       ____________       ____________

NONINTEREST INCOME:
  Service charges on deposit accounts            3,534,113          3,234,954          2,972,024
  Gains on sale of securities, net                 188,883             16,126               -
  Credit life insurance                            246,046            271,875            159,014
  Other charges and fees                         1,463,817          1,060,040            849,458
					      ____________       ____________       ____________

						 5,432,859          4,582,995          3,980,496
					      ____________       ____________       ____________

NONINTEREST EXPENSES:
  Salaries and employee benefits                 7,300,250          6,830,062          6,037,935
  Occupancy expense                              3,423,585          3,261,020          2,850,428
  Other                                          4,738,637          4,410,484          3,851,944
					      ____________       ____________       ____________

						15,462,472         14,501,566         12,740,307
					      ____________       ____________       ____________

INCOME BEFORE INCOME TAXES                       3,809,264          3,846,341          3,517,621

PROVISION FOR INCOME TAXES                         866,105            951,204            867,417
					      ____________       ____________       ____________

NET INCOME                                       2,943,159          2,895,137          2,650,204

PREFERRED DIVIDENDS AND OTHER                       52,751            246,024            131,582
					      ____________       ____________       ____________

NET INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                                   2,890,408          2,649,113          2,518,622
					      ============       ============       ============

EARNINGS PER COMMON SHARE:

  BASIC                                         $1.08              $1.07              $1.03
						=====              =====              =====

  DILUTED                                       $1.00              $ .95             $. 90
						=====              =====              =====

See notes to consolidated financial statements.






MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
_________________________________________________________________________________________________


						    2001                2000             1999

Net income                                       $2,943,159          $2,895,137      $ 2,650,204
Other comprehensive income (loss):
  Unrealized gain (loss) on securities
    available-for-sale, net:
    Unrealized holding gains (losses) arising
      during the year                               509,425           1,044,273       (1,225,130)
    Less reclassification adjustment for gains
      included in net income                       (124,663)            (10,643)            -
						___________         ___________      ___________

       Total other comprehensive income (loss)      384,762           1,033,630       (1,225,130)
						___________         ___________      ___________

TOTAL COMPREHENSIVE INCOME                       $3,327,921          $3,928,767      $ 1,425,074
						===========         ===========      ===========

See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
_______________________________________________________________________________________________________________________________




												   Unrealized
												     Gains
												   (Losses) on
				   Preferred Stock        Common Stock    Additional               Securities
				   __________________  __________________   Paid in      ESOP      Available  Retained
				   Shares    Amount      Shares   Amount    Capital   Obligation   for Sale   Earnings    Total

BALANCE, JANUARY 1, 1999           156,927 $2,236,210  2,432,016 $243,201 $10,521,020 $(119,051)   $276,700 $2,528,042 $15,686,122
Issuance of common stock              -          -        37,267    3,727     386,728      -           -         -         390,455
Dividends on common stock -
  $.20 per share                      -          -          -        -          -          -           -      (492,415)  (492,415)
Dividends on preferred stock          -          -          -        -          -          -           -      (131,582)  (131,582)
Preferred stock conversion          (4,191)   (59,722)    12,560    1,256      58,466      -           -         -           -
Excess of market value over book
  value of ESOP shares released       -          -          -        -         17,500      -           -         -          17,500
Net income                            -          -          -        -          -          -           -     2,650,204   2,650,204
ESOP obligation repayments            -          -          -        -          -        30,007        -         -          30,007
Net change in unrealized gains
  (losses) on securities
  available-for-sale, net of tax      -          -          -        -          -          -     (1,225,130)     -     (1,225,130)
				  _________ _________  _________  _______  __________  ________    ________  _________  __________
BALANCE, DECEMBER 31, 1999         152,736  2,176,488  2,481,843  248,184  10,983,714   (89,044)   (948,430) 4,554,249  16,925,161

Dividends on common stock -
  $.20 per share                      -          -          -        -          -          -           -      (501,443)  (501,443)
Dividends on preferred stock          -          -          -        -          -          -           -      (138,774)  (138,774)
Preferred stock conversion         (11,116)  (158,403)    33,323    3,333     155,070      -           -         -           -
Redemption of preferred stock      (11,000)  (156,750)      -        -          -          -           -      (107,250)  (264,000)
Excess of market value over book
  value of ESOP shares released       -          -          -        -          8,750      -           -         -           8,750
Net income                            -          -          -        -          -          -           -     2,895,137   2,895,137
ESOP new obligations, net             -          -          -        -          -       (96,083)       -         -        (96,083)
Net change in unrealized gains
  (losses) on securities
   available-for-sale, net of tax     -          -          -        -          -          -      1,033,630      -       1,033,630
				  _________ _________  _________  _______  __________  ________    ________  _________  __________
BALANCE, DECEMBER 31, 2000         130,620  1,861,335  2,515,166  251,517  11,147,534  (185,127)     85,200  6,701,919  19,862,378

Issuance of common stock              -          -         5,062      506      33,258      -           -         -          33,764
Dividends on common stock -
  $.20 per share                      -          -          -        -          -          -           -      (547,966)  (547,966)
Dividends on preferred stock          -          -          -        -          -          -           -       (52,751)   (52,751)
Preferred stock conversion        (127,092)(1,811,061)   380,914   38,091   1,772,970      -           -         -           -
Redemption of preferred stock       (3,528)   (50,274)      -        -          -          -           -         -        (50,274)
Excess of market value over book
  value of ESOP shares released       -          -          -        -         19,000      -           -         -          19,000
Net income                            -          -          -        -          -          -           -     2,943,159   2,943,159
ESOP obligation, repayments           -          -          -        -          -        35,489        -         -          35,489
Net change in unrealized gains
  (losses) on securities
  available-for-sale, net of tax      -          -          -        -          -          -        384,762      -         384,762
				  _________ _________  _________  _______  __________  ________    ________  _________  __________

BALANCE, DECEMBER 31, 2001            -          -     2,901,142 $290,114 $12,972,762 $(149,638)   $469,962 $9,044,361 $22,627,561
				  ========= =========  =========  =======  ==========  ========    ========  =========  ==========

See notes to consolidated financial statements.






MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
___________________________________________________________________________________________


						    2001           2000           1999
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                                   $ 2,943,159   $ 2,895,137     $ 2,650,204
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
	Depreciation and amortization              1,310,180     1,371,272       1,199,447
	Provision for loan losses                  2,176,224       897,038         906,950
	Provision for and losses on other real
	  estate owned                                92,687       104,226           5,100
	Deferred income taxes (benefit)              (70,000)      (17,000)         20,500
	Amortization of premiums on securities, net  204,538        80,327          62,577
	Gain on sales of securities                 (188,883)      (16,126)           -
	Change in accrued interest receivable        167,556      (446,168)       (178,668)
	Change in accrued interest payable            49,763       292,131         149,275
	Other, net                                    61,530      (205,911)        (75,268)

	   Net cash provided by operating         __________     _________       _________
	     activities                            6,746,754     4,954,926       4,740,117
						  __________     _________       _________

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Net decrease (increase) in interest-
      bearing deposits in banks                      (40,524)      287,442        (339,999)
    Proceeds from sales of securities
      available-for-sale                           9,794,538     2,064,519               0
    Proceeds from maturities and calls of
      securities available-for-sale               28,736,270    14,949,666      13,596,064
    Proceeds from maturities of securities
       held-to-maturity                               25,000        50,000          50,000
    Purchases of securities available-for-sale   (59,776,682)  (13,790,321)    (27,260,358)
    Purchases of securities held-to-maturity            -       (2,376,258)     (2,030,269)
    Loan originations, net of repayments         (11,675,897)  (34,881,779)    (13,207,947)
    Purchases of premises and equipment           (1,506,020)   (1,681,950)     (3,488,024)
    Proceeds from sales of other real
      estate owned                                   117,306       197,186          51,374
    Purchase of insurance premium financing
       company                                          -             -         (3,503,497)
    Other, net                                         8,533          -             25,636
						  __________     _________       _________

       Net cash used investing activities        (34,317,476)  (35,181,495)    (36,107,020)
					      ______________   ___________     ___________


									   (Continued)







MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
_________________________________________________________________________________________

						 2001            2000           1999

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Net increase in deposits                   11,030,253      67,856,999     21,765,904
    Net increase (decrease) in repurchase
      agreements                                 (334,537)        391,015        606,601
    Proceeds from (repayments of) FHLB
      advances, net                              (175,968)     (3,000,000)     3,000,000
    Issuance of notes payable                      20,000       1,525,000        190,000
    Proceeds from junior subordinated
      debentures, net                           6,774,297            -              -
    Repayments of notes payable                (3,064,000)       (333,129)      (234,571)
    Proceeds from issuance of common stock         33,764            -           390,455
    Payment of dividends on common and
      preferred stock                            (614,073)       (638,468)      (467,332)
    Redemption of preferred stock                 (50,274)       (264,000)          -
					     ____________    ____________   ____________

	Net cash provided by financing
	 activities                            13,619,462      65,537,417     25,251,057
					     ____________    ____________   ____________

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                            (13,951,260)     35,310,848     (6,115,846)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                            49,798,538      14,487,690     20,603,536
					     ____________    ____________   ____________

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                               $  35,847,278   $  49,798,538  $  14,487,690
					     ============    ============   ============
SUPPLEMENTAL CASH FLOW
  INFORMATION:
  Interest paid                             $  10,359,163   $   9,495,034  $   7,739,076
					     ============    ============   ============

  Income taxes paid                         $     800,155   $     985,408  $     845,488
					     ============    ============   ============


See notes to consolidated financial statements.


									    (Concluded)

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
_______________________________________________________________________


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of MidSouth Bancorp, Inc. (the Company) and its wholly owned subsidiaries MidSouth Bank, N.A. (the Bank) and Financial Services of the South, Inc. (the Finance Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and conform with general practices within the banking industry. A summary of significant accounting policies follows:

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

Consolidation - The consolidated financial statements of the Company include the accounts of the Company, the Bank and the Finance Company. All significant intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities - Securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115
"Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires the classification of securities into one of three categories: trading, available-for-sale, or held-to-maturity.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. The Company had no trading account securities during the three years ended December 31, 2001. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders' equity until realized.

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

Derivative Instruments - The Company recognizes all derivatives as either assets or liabilities in the Company's balance sheet and measures those instruments at fair value. If certain conditions are met, a derivative may be specially designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is not currently engaged in any significant activities with derivatives.

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

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans include troubled debt restructurings, and performing and non-performing major loans in which full payment of principal or interest is not expected. Non-major homogenous loans, which are evaluated on an overall basis, generally include all loans under $50,000. The Company calculates the allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral.

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

Goodwill - Goodwill is amortized on the straight-line basis over a fifteen year period. Amortization expense amounted to approximately $60,584 in 2001, $60,584 in 2000 and $47,917 in
1999. Accumulated amortization at December 31, 2001 and 2000 was $421,705 and $361,121, respectively.

In June 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles."
These Statements provide that, among other things, (1) all business combinations on or after July 1, 2001 be accounted for as purchases,
(2) any related goodwill on those acquisitions does not require amortization, but is subject to a periodic impairment test and that (3) goodwill on any of the Company's acquisitions prior to July 1, 2001 not be amortized after January 1, 2002, but is subject to a periodic impairment test. The Company has performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at December 31, 2001. No impairment loss, therefore, will be recorded on January 1, 2002.

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

Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.


2.      CASH AND DUE FROM BANKS


The Company is required to maintain average balances relating to its deposit liabilities. This requirement is ordinarily satisfied by cash on hand.

3.      INVESTMENT SECURITIES


The portfolio of securities consisted of the following:



						December 31, 2001
			      ____________________________________________________________
						    Gross         Gross
				   Amortized      Unrealized    Unrealized
Available-for-Sale                    Cost          Gains         Losses       Fair Value
U.S. Government agencies       $    14,710,956  $    185,389      $ 42,379   $ 14,853,966
Obligations of states and
  political subdivisions            13,477,575       192,205        22,214     13,647,566
Mortgage-backed securities          20,775,671       383,355        61,746     21,097,280
Collateralized mortgage
  obligations                       20,184,344        73,305        32,177     20,225,472
Corporate securities                  3,569,50        82,423           700      3,651,230
Mutual funds                          1,000,00            -         30,000        970,000
Other                                 1,334,90            -            -        1,334,900
			       _______________   ___________      ________   ____________

			       $    75,052,953  $    916,677      $189,216   $ 75,780,414
			       ===============   ===========     =========   ============






					       December 31, 2000
			      ____________________________________________________
					       Gross        Gross
				Amortized    Unrealized  Unrealized
Available-for-Sale                 Cost        Gains       Losses     Fair Value

U.S. Treasury securities      $  5,610,508   $  42,980   $   -      $  5,653,488
U.S. Government agencies         9,125,358      84,558       -         9,209,916
Obligations of states and
   political subdivisions        5,385,799      94,933       -         5,480,732
Mortgage-backed securities      22,067,196        -        47,964     22,019,232
Collateralized mortgage
   obligations                   6,866,052        -        11,659      6,854,393
Corporate securities             2,519,313      22,252                 2,541,565
Mutual funds                     1,000,000        -        37,000        963,000
Other                            1,247,300        -          -         1,247,300
			      ____________   _________   ________   ____________
			      $ 53,821,526   $ 244,723   $ 96,623   $ 53,969,626
			      ============   =========   ========   ============





					       December 31, 2001
			     ________________________________________________________
					     Gross           Gross
			      Amortized     Unrealized     Unrealized
Held-to-Maturity                Cost          Gains          Losses      Fair Value

Obligations of states and
  political subdivisions     $  23,584,850  $  1,183,889   $    33,617  $  24,735,122
			     =============  ============   ===========  =============






						  December 31, 2000
			     _______________________________________________________
						Gross         Gross
				Amortized    Unrealized     Unrealized
Held-to-Maturity                  Cost          Gains        Losses       Fair Value

Obligations of states and
  political subdivisions     $  23,611,057  $   871,464   $   8,444    $  24,474,077
			     =============  ===========   =========    =============



The amortized cost and fair value of securities at December 31, 2001 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


<CAPTON>



							Amortized
Available-for-Sale                                         Cost         Fair Value

Due in one year or less                               $  2,461,936    $  2,483,517
Due after one year through five years                   18,030,113      18,291,193
Due after five years through ten years                   7,506,506       7,515,442
Due after ten years                                      3,759,483       3,862,610
Mortgage-backed securities and collaterized
  mortgage obligations                                  40,960,015      41,322,752
Mutual funds                                             1,000,000         970,000
Other securities                                         1,334,900       1,334,900
						      ____________    ____________

						      $ 75,052,953    $ 75,780,414
						      ============    ============





							Amortized
Held-to-Maturity                                           Cost           Fair Value

Due in one year or less                               $      30,000    $      30,087
Due after one year through five years                     3,728,353        3,983,494
Due after five years through ten years                   15,373,441       16,114,395
Due after ten years                                       4,453,056        4,607,146
						      _____________    _____________

						      $  23,584,850    $  24,735,122
						      =============    =============





Proceeds from sales of securities available-for-sale during 2001 and 2000 were $9,794,538 and $2,064,519, respectively. There were no sales of securities available-for-sale during 1999. A gross gain of $188,883 and $16,126 was recognized on sales in 2001 and 2000, respectively.

Securities with an aggregate carrying value of approximately
$33,000,000 and $20,000,000 at December 31, 2001 and 2000 were pledged to secure public funds on deposit and for other purposes required or permitted by law.

The Company's collateralized mortgage obligations (CMO's) consist primarily of first and second tranche sequential pay and/or planned amortization class (PAC) instruments.

4.      LOANS


The loan portfolio consisted of the following:




							      December 31,
						    _____________________________
							 2001              2000

Commercial, financial and agricultural              $  68,710,853  $  69,383,791
Lease financing receivable                              4,729,558      5,025,722
Real estate - mortgage                                 97,647,501     90,952,647
Real estate - construction                              7,090,105      4,740,917
Installment loans to individuals                       35,920,805     34,243,331
Other                                                     291,299        238,452
						    _____________  _____________
						      214,390,121    204,584,860

Less allowance for loan losses                         (2,705,058)    (2,276,187)
						    _____________  _____________
						    $ 211,685,063  $ 202,308,673
						    =============  =============





Loans are stated net of unearned income and loan origination fees in the above table. The amount of such items is not significant.
An analysis of the activity in the allowance for loan losses is as follows:




						    Year Ended December 31,
					  _________________________________________
					     2001          2000            1999

Balance at beginning of year              $ 2,276,187  $ 1,967,326     $ 1,860,490
Provision for loan losses                   2,176,224      897,038         906,950
Recoveries                                    165,980      120,250         141,299
Loans charged off                          (1,913,333)    (708,427)       (941,413)
					  ___________  ___________     ___________

Balance at end of year                    $ 2,705,058  $ 2,276,187     $ 1,967,326
					  ===========  ===========     ===========




During the years ended December 31, 2001, 2000 and 1999, there were approximately $123,000, $177,000 and $581,000, respectively, of net transfers from loans to other real estate owned.

As of December 31, 2001 and 2000, loans outstanding to directors, executives officers, and their affiliates were $1,916,721 and $1,240,383, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2001 activity with respect to these related party loans is as follows:





Balance, January 1, 2001                                             $1,240,383
New loans                                                               890,030
Repayments                                                             (213,692)
								     __________

Balance, December 31, 2001                                           $1,916,721
								     ==========


Non-accrual and renegotiated loans amounted to approximately
$769,000 and $160,000 at December 31, 2001 and 2000,
respectively. The Company's other individually evaluated impaired loans were not significant at December 31, 2001 and 2000. The related allowance amounts on impaired loans were not significant and there was no significant change in these amounts during the years ended December 31, 2001, 2000 or 1999. The amount of interest not accrued on these loans did not have a significant effect on net income in 2001, 2000 or 1999.



5.      BANK PREMISES AND EQUIPMENT


Premises and equipment consisted of the following:




								 December 31,
						      ______________________________
							  2001             2000

Buildings and improvements                            $  9,262,747     $  9,302,432
Furniture, fixtures, and equipment                       7,813,027        7,621,387
Automobiles                                                259,655          276,151
Leasehold improvements                                     652,274          685,568
Construction-in-process                                  1,147,540            2,978
						      ____________     ____________

							19,135,243       17,888,516
Less accumulated depreciation and amortization          (7,184,542)      (6,148,941)
						      ____________     ____________

						      $ 11,950,701     $ 11,739,575
						      ============     ============



6.      DEPOSITS


Deposits consisted of the following:




								December 31,
						    _______________________________
							2001                 2000

Non-interest bearing                                $  91,145,842     $  75,151,653
Savings and money market                               84,174,077       100,306,058
NOW accounts                                           39,498,633        31,317,013
Time deposits under $100,000                           69,681,325        66,700,305
Time deposits over $100,000                            46,077,581        46,072,176
						    _____________     _____________

						    $ 330,577,458     $ 319,547,205
						    =============     =============



Approximately $103,145,000 of time deposits mature in 2002 and the balance of $12,614,000 principally in 2003.

7.      NOTES PAYABLE AND LONG-TERM DEBT


Notes payable and long-term debt consisted of the following:






								   December 31,
							___________________________
							   2001              2000

Notes payable to financial institutions                 $ 1,431,000     $ 4,475,000
FHLB advances - long term                                     -             175,968
Junior subordinated debentures                            7,000,000            -
							___________     ___________

							$ 8,431,000     $ 4,650,968
							===========     ===========





At December 31, 2001, the notes payable to financial institutions consisted of advances against a line of credit established by Financial Services of the South, Inc. The line of credit is in the amount of $2,000,000 and is dated April 30, 2001. Advances under the line of credit bear interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus twenty-five basis points (0.25%). At December 31, 2001 and 2000, the effective rate was 5.00% and 9.75%, respectively. Interest on this note is payable monthly, with principal due at maturity on April 30, 2002. Advances under this note totaled $1,431,000 at December 31, 2001 and $1,975,000 at
December 31, 2000. FSS has pledged (1) all its promissory notes, credit sales agreements, installments sales contracts, chattel paper, negotiable paper or other written evidence of indebtedness to FSS;
(2) all of its accounts receivable; and (3) all of its common stock as collateral on this note.

A line of credit for the Company with a principal balance of $2,500,000 at December 31, 2000 was paid in full in February 2001 with proceeds received from the Company's issuance of junior subordinated debentures. Two long-term FHLB borrowings totaling $175,968 at December 31, 2000 matured during 2001.

On February 22, 2001, the Company, issued $7,000,000 of junior subordinated debentures. The $7,000,000 qualifies as Tier 1 capital for regulatory capital purposes, but is classified as a liability under accounting principles generally accepted in the United States of America. These debentures are presented in the Consolidated
Statements of Condition as "Junior Subordinated Debentures."
These junior subordinated debentures carry an interest rate of 10.20% with interest paid semi-annually in arrears and mature on February 22, 2031. Under certain circumstances, these debentures are subject to repayment on February 11, 2011 or thereafter.


8.      COMMITMENTS AND CONTINGENCIES


At December 31, 2001, future annual minimum rental payments due under noncancellable operating leases, primarily for land, are as follows:





2002                                    $    440,571
2003                                         426,410
2004                                         382,397
2005                                         169,634
2006                                         157,604
Thereafter                                   459,082
					____________

					$  2,035,698
					============




Minimum rental payments have not been reduced by minimum sublease rentals of approximately $60,000 due in the future under noncancellable subleases.

Rental expense under operating leases for 2001, 2000 and 1999 was approximately $540,000, $520,000, and $447,000, respectively.
Sublease income for 2001, 2000 and 1999 amounted to $31,800 each year.

The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


9.      INCOME TAXES


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:





							    2001           2000

Deferred tax assets:
  Allowance for loan losses                               $ 620,000   $ 557,000
  Other                                                     116,000      89,000
							  _________   _________

	   Total deferred tax assets                        736,000     646,000
							  _________   _________

Deferred tax liabilities:
  FHLB stock dividends                                      (88,000)    (78,000)
  Depreciation                                             (276,000)   (260,000)
  Unrealized gain on securities                            (258,000)    (63,000)
  Other                                                    (119,000)   (125,000)
							  _________   _________

	   Total deferred tax liabilities                  (741,000)   (526,000)
							  =========   =========

	   Net deferred tax asset (liability)             $  (5,000)  $ 120,000
							  =========   =========



Components of income tax expense are as follows:



						 2001        2000        1999

Current                                        $936,105    $968,204    $846,917
Deferred expense (benefit)                      (70,000)    (17,000)     20,500
					       ________    ________    ________

					       $866,105    $951,204    $867,417
					       ========    ========    ========




The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on income as follows:




						  Year Ended December 31,
					  _____________________________________
					     2001         2000         1999

Taxes calculated at statutory rate        $1,295,150   $1,307,756   $1,195,991
Increase (decrease) resulting from:
  Tax-exempt interest                       (450,711)    (370,894)    (334,386)
  Other                                       21,666       14,342        5,812
					  __________   __________   __________

					  $  866,105   $  951,204   $  867,417
					  ==========   ==========   ==========




The deferred income tax expense (credit) relating to unrealized gains (losses) on securities available-for-sale included in other comprehensive income amounted to $258,820 in 2001, $531,500 in 2000 and, $(627,500) in 1999. Income taxes relating to gains on sales of securities amounted to $64,220 in 2001 and $5,483 in 2000.


10.     EMPLOYEE BENEFITS


The Company sponsors a leveraged employee stock ownership plan
(ESOP) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors.
These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The note is payable to the Bank. Because the source of the loan payments are contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders' equity. The balance of the note receivable from the ESOP was $149,638 and $185,127 at December 31, 2001 and 2000, respectively. In accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6 (SOP), compensation costs relating to shares purchased are based on the market price of the shares on the date released for allocation and the related unreleased shares are not considered outstanding in the computation of earnings per common share. ESOP compensation expense was $175,000, $156,750 and $145,500 for the years ended December 31, 2001, 2000 and 1999, respectively. The ESOP shares as of December 31, 2001 and 2000 were as follows:






							  2001         2000


Allocated shares                                          263,590     245,516
Shares released for allocation                              5,049       5,211
Unreleased shares                                          18,202      23,251
							_________   _________

Total ESOP shares                                         286,841     273,978
							=========   =========

Fair value of unreleased shares at
 December 31,                                           $ 211,143   $ 200,540
							=========   =========



During 1996 the Company adopted a deferred compensation plan for certain officers which qualifies as a defined contribution plan. Contributions to the plan are required only if "excess earnings", as defined, are achieved. The participants accrue benefits based only on the contributions made. During 2001, 2000 and 1999, no contributions were required.

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

During 1998, options to purchase 23,155 shares were granted which are exercisable at $15.42 per share. During 1997, options to purchase 139,223 shares were granted which are exercisable at $6.67 per share. These options are exercisable in 20% increments beginning one year from the date of grant. The options expire ten years after the date of grant. Options to purchase 5,062 shares at $6.67 per share were exercised in the year ended December 31, 2001. None of the other options have been exercised and all of them are outstanding at December 31, 2001.

Options on 106,316 shares at $6.67 per share and on 13,893 shares at $15.42 per share were exercisable at December 31, 2001.
Options on 83,533 shares at $6.67 per share and on 9,262 shares at $15.42 per share were exercisable at December 31, 2000. The weighted average remaining contractual life of options outstanding at December 31, 2001 was 5.1 years.

The Company has adopted the disclosure-only option under SFAS
No. 123, "Accounting for Stock Based Compensation." Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company's net income available to common stockholders and income per common share would have been as indicated below:





							Year Ended
					   ______________________________________

						2001       2000          1999

Net income available to common stockholders:
  As reported                             $ 2,890,408  $ 2,649,113   $ 2,518,622
  Pro forma                                 2,855,539    2,601,041     2,434,668

Basic income per common share:
  As reported                             $      1.08  $      1.07   $      1.03
  Pro forma                                      1.07         1.05          1.00

Diluted income per common share:
  As reported                             $      1.00  $       .95   $       .90
  Pro forma                                       .99          .94           .87




12.     STOCKHOLDERS' EQUITY


On July 31, 1995, the Company issued 187,286 shares of Series A Cumulative Convertible Preferred Shares with a stated value of $14.25. The Convertible Preferred Shares were convertible at any time at the option of the holder into common stock, at the rate of
2.998 shares of Common Stock for each Convertible Preferred
Share. During the year ended December 31, 2001, the Company called for redemption of all outstanding shares and upon that notice, substantially all of the remaining outstanding preferred stock of 130,620 shares was converted into common stock by their holders.
The Convertible Preferred Shares were redeemable, in whole or in part, at the option of the Company at the stated value of $14.25. Dividends on the Convertible Preferred Shares was determined each year on an annual rate, fixed on December 31 of each year for the ensuing calendar year and was 6.51% at December 31, 2000. The dividends were cumulative and payable quarterly in arrears. Holders of Convertible Preferred Shares were not entitled to normal voting rights unless certain conditions existed. During the year ended December 31, 2000, the Company redeemed 11,000 shares for
$107,250 in excess of their carrying amount. The $107,250 was included in the amount recorded as preferred stock dividends in order to compute net income available to common stockholders.

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2001, the Bank has approximately $5,300,000 available to pay dividends to the Parent Company without regulatory approval.


13.     NET INCOME PER COMMON SHARE


Following is a summary of the information used in the computation of earnings per common share.





							Year Ended December 31,
					   ___________________________________________
						2001           2000            1999


Net income                                 $  2,943,159   $  2,895,137    $  2,650,204
Preferred dividend requirement on shares
  redeemed                                        -            107,250           -
					   ____________   ____________    ____________
Net income, as adjusted - used in
  computation of diluted earnings per
  common share                                2,943,159      2,787,887       2,650,204
Preferred dividend requirement on shares
  excluding shares redeemed                      52,751        138,774         131,582
					   ____________   ____________    ____________
Net income available to common
  stockholders - used in computation of
  basic earnings per common share          $  2,890,408   $  2,649,113    $  2,518,622
					   ============   ============    ============
Weighted average number of common
  shares outstanding - used in computation
  of basic earnings per common share          2,679,348      2,487,187       2,441,461

Effect of dilutive securities:
  Stock options                                  49,579         29,196          51,616
  Convertible preferred stock                   220,617        406,428         463,185
					   _____________   ___________    ____________
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of
  diluted earnings per common share           2,949,544      2,922,811       2,956,262
					   =============   ===========    ============


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






							   Contract or Notional
								  Amount
						      ____________________________
							  2001            2000

Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                      $78,000,000     $52,700,000
    Standby letters of credit                           1,200,000       1,200,000






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

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers. Approximately 75% of these letters of credit were secured by marketable securities, cash on deposits or other assets at December 31, 2001 and 2000.


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

As of December 31, 2001 and 2000, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are presented in the table.




										    To Be Well
							     Required For        Capitalized Under
							    Minimum Capital      Prompt Corrective
				  Actual                   Adequacy Purposes     Action Provisions
			 ___________________________   _______________________  ____________________
			    Amount          Ratio          Amount      Ratio     Amount      Ratio


As of December 31, 2001:
  Total capital to risk
    weighted assets:
      Company            $ 31,400,670       13.20 %    $ 19,035,031    8.00 %      N/A        N/A
      Bank                 28,881,917       12.23 %      18,891,533    8.00 %   23,614,416   10.00 %

  Tier I capital to risk
    weighted assets:
      Company              28,695,612       12.06 %       9,517,515    4.00 %      N/A        N/A
      Bank                 26,379,246       11.17 %       9,445,767    4.00 %   14,168,650    6.00 %

  Tier I capital to
    average assets:
    Company                28,695,612        8.02 %      14,314,377    4.00 %      N/A        N/A
    Bank                   26,379,246        7.41 %      14,239,231    4.00 %   17,799,038    5.00 %







										     To Be Well
							   Required For          Capitalized Under
							 Minimum Capital         Prompt Corrective
				   Actual               Adequacy Purposes        Action Provisions
			 _______________________    _______________________    _____________________
			     Amount       Ratio         Amount       Ratio        Amount       Ratio

As of December 31, 2000:
  Total capital to risk
    weighted assets:
      Company            $ 21,523,294    9.55 %      $ 18,023,954    8.00 %       N/A          N/A
      Bank                 23,506,666   10.54 %        17,842,682    8.00 %    22,303,352     10.00

  Tier I capital to risk
    weighted assets:
      Company              19,247,294    8.54 %         9,011,977    4.00 %       N/A          N/A
      Bank                 21,313,084    9.56 %         8,921,341    4.00 %    13,382,011     6.00 %

  Tier I capital to
    average assets:
    Company                19,247,107    6.05 %        12,734,767    4.00 %       N/A          N/A
    Bank                   21,313,084    6.74 %        12,654,316    4.00 %    15,817,895     5.00 %



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

Notes Payable and Debentures - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments - The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company's financial instruments are as follows at December 31, 2001 and 2000 (in thousands):





					    2001                    2000
				  ______________________   _____________________
				   Carrying      Fair      Carrying      Fair
				    Amount       Value      Amount       Value

Financial assets:
  Cash, due from banks and federal
    fund sold                      $ 35,956   $  35,956   $   49,867   $  49,867
  Securities available-for-sale      75,780      75,780       53,970      53,970
  Securities held-to-maturity        23,585      24,735       23,611      24,474
  Loans, net                        211,685     212,900      202,309     202,200

Financial liabilities:
  Non-interest bearing deposits      91,146      91,146       75,152      75,152
  Interest bearing deposits         239,432     241,000      244,396     244,800
  Long-term notes payable             1,431       1,431        4,651       4,651
  Junior subordinated debentures      7,000       7,300           -          -




17.     OTHER NON-INTEREST EXPENSE


Other non-interest expense consisted of the following for the years ended December 31, 2001, 2000 and 1999:




					       2001         2000        1999

Professional fees                          $  455,740   $  375,012   $  369,672
FDIC assessments                               56,367       50,612       27,470
Marketing expenses                            749,808      748,261      789,666
Data processing                               184,371      193,796      192,360
Postage                                       285,066      249,950      249,836
Education and travel                          180,331      156,851      172,559
Printing and supplies                         377,538      366,652      341,452
Telephone                                     275,277      281,890      267,325
Other                                       2,174,139    1,987,460    1,441,604
					   __________   __________   __________

					   $4,738,637   $4,410,484   $3,851,944
					   ==========   ==========   ==========






18.     CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY


Summarized financial information for MidSouth Bancorp, Inc.
(parent company only) follows:





				STATEMENTS OF CONDITION



							       December 31,
						      ____________________________
  ASSETS                                                  2001              2000

 Cash and interest-bearing deposits in banks          $  2,485,457   $     226,744
 Other assets                                              505,837          87,840
 Investment in and advances to subsidiaries             27,393,727      22,391,334
						      ____________   _____________

						      $ 30,385,021   $  22,705,918
						      ============   =============

  LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
   Dividends payable                                  $    145,057   $     158,413
   Notes payable to financial institutions                    -          2,500,000
   Junior subordinated debentures                        7,000,000            -
   Note payable to Bank                                    149,638         185,127
   Other                                                   462,765            -
						      ____________   _____________

       Total liabilities                                 7,757,460       2,843,540
						      ____________   _____________

 Total stockholders' equity                             22,627,561      19,862,378
						      ____________   _____________

						      $ 30,385,021   $  22,705,918
						      ============   =============






				  STATEMENTS OF INCOME

						    Years Ended December 31,
					  _______________________________________
					       2001          2000          1999


Revenue:
  Dividends from Bank                     $   200,000   $   925,000   $   375,000
  Equity in undistributed income of
    subsidiaries                            3,165,996     2,169,325     2,469,831
  Rental and other income                     190,314        50,682        42,998
					  ___________   ___________   ___________

					    3,556,310     3,145,007     2,887,829
Expenses:
  Interest on short and long-term debt        652,656       192,131       157,000
  Professional fees                            73,925        75,073        99,741
  Other expenses                              103,837        84,820        79,636
					  ___________   ___________   ___________

					      830,418       352,024       336,377
					  ___________   ___________   ___________

Income before income taxes                  2,725,892     2,792,983     2,551,452

Income tax benefit                            217,267       102,154        98,752
					  ___________   ___________   ___________


Net income                                $ 2,943,159   $ 2,895,137   $ 2,650,204
					  ===========   ===========   ============










			       STATEMENTS OF CASH FLOWS

						 Years Ended December 31,
					 ____________________________________
					    2001          2000          1999


Cash flows from operating activities:
  Dividends from bank                    $   200,000   $ 925,000   $ 375,000
  Other, net                                 (85,001)   (184,584)   (131,448)
					 ___________   _________   _________
       Net cash provided by (used in)
	   operating activities              114,999     740,416     243,552
					 ___________   _________   _________

Cash flows from investing activities:
  Investment in and advances to
  subsidiaries                            (1,500,000)   (225,000)       -
					 ___________   _________   _________

       Net cash used in investing
	activities                        (1,500,000)   (225,000)       -
					 ___________   _________   _________

Cash flows from financing activities:
  Capital stock transactions                  33,764     (96,083)   372,955
  Redemption of Preferred Stock              (50,274)   (264,000)      -
  Payment of dividends                      (614,073)   (638,468)  (467,332)
  (Repayments) proceeds of notes
    payable, net                          (2,500,000)    507,097     34,706
  Proceeds from junior subordinated
    debentures, net                        6,774,297       -           -
					 ___________   _________   _________

       Net cash provided by financing
	activities                         3,643,714    (491,454)   (59,671)
					 ___________   _________   _________

Net increase in cash                       2,258,713      23,962    183,881

Cash, beginning of year                      226,744     202,782     18,901
					 ___________   _________   _________

Cash, end of year                        $ 2,485,457   $ 226,744  $ 202,782
					 ===========   =========  =========



ITEM 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


Not applicable.




			      PART III


ITEM 9 - Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information contained in Registrant's definitive proxy statement for its 2002 annual meeting of shareholders, is incorporated herein by reference in response to this Item. Information concerning executive officers is provided following Item 4.


ITEM 10 - Executive Compensation

The information contained in Registrant's definitive proxy statement for its 2002 annual meeting of shareholders is incorporated herein by reference in response to this Item.


ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

The information contained in Registrant's definitive proxy statement for its 2002 annual meeting of shareholders is incorporated herein by reference in response to this Item.


ITEM 12 - Certain Relationships and Related Transactions

The information contained in Registrant's definitive proxy statement for its 2002 annual meeting of shareholders is incorporated herein by reference in response to this Item.



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



	10.10 Junior Subordinated Debentures Interest Debenture issued on February 22, 2001 by MidSouth Bancorp, Inc. is included as
		Exhibit 99 to MidSouth Bancorp, Inc.'s Form 10-QSB filed on May 15, 2001, and is incorporated herein by reference.



	21      Subsidiaries of the Registrant



	23      Independent Auditors' Consent







Reports on Form 8-K



	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				     MIDSOUTH BANCORP,INC.



				     By: ___________________________
					  C. R. Cloutier
					  President and
					  Chief Executive Officer



Dated:  March 27, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signatures                       Title                        Date



 /s/ C. R. Cloutier      President, Chief Executive      March 27, 2002
 C. R. Cloutier            Officer and Director





/s/ Karen L. Hail          Chief Financial Officer,      March 27, 2002
Karen L. Hail             Executive Vice President,
			    Secretary/Treasurer
			       and Director


/s/ Teri S. Stelly        Chief Accounting Officer       March 27, 2002
Teri S. Stelly




/s/ J. B. Hargroder, M.D.        Director                March 27, 2002
J. B. Hargroder, M.D.




/s/ William M. Simmons           Director                March 27, 2002
William M. Simmons



/s/ Will G. Charbonnet, Sr.      Director                March 27, 2002
Will G. Charbonnet, Sr.




/s/ Clayton Paul Hilliard        Director                March 27, 2002
Clayton Paul Hilliard




/s/ James R. Davis               Director                March 27, 2002
James R. Davis, Jr.



/s/ Milton B. Kidd, III          Director                March 27, 2002
Milton B. Kidd, III., O.D.