Form 10QSB
period 2002-03-31
MIDSOUTH BANCORP INC
filed 2002-05-15
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE

				 COMMISSION

			    WASHINGTON, D.C.  20549


				 FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended................             March 31, 2002


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the
latest practicable date.                 Outstanding as of May 8, 2002


Common stock, $.10 par value                                    2,901,142


	       Transitional Small Business Disclosure Format:

			Yes _______     No ____ X ____

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                        Page

Financial Highlights                                               3

Statements of Condition - March 31, 2002 and
 December 31, 2001                                                 4

Statements of Income - Three Months Ended
 March 31, 2002 and 2001 and Year Ended
 December 31, 2001                                                 5


Statement of Stockholders' Equity - Three Months
 Ended March 31, 2002                                              6

Statements of Cash Flows - Three Months Ended
 March 31, 2002 and 2001                                           7

Notes to Financial Statements                                      8

Item 2.  Management's Discussion and Analysis or
 Plan of Operation                                                 9

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                         15

Signatures                                                        17


Item 1. Financial Statements (unaudited)

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)
					  Three Months Ended            Year-ended
					      March 31,                 December 31,
EARNINGS DATA                          2002              2001            2001 (FN1)
				     _______________________________________________
Net interest income                  $4,004,487        $3,883,183       $16,015,101
Provision for loan losses               358,000           323,100         2,176,224
Non-interest income                   1,502,609         1,183,216         5,432,859
Non-interest expense                  4,078,000         3,703,868        15,462,472
Provision for income tax                252,965           244,254           866,105
Net income                              818,131           795,177         2,943,159
Preferred dividend requirement                -            30,293            52,751
Income available to common
  shareholders                         $818,131          $764,884        $2,890,408
====================================================================================

PER COMMON SHARE DATA
Basic earnings per share                  $0.28             $0.31             $1.08
Diluted earnings per share                $0.28             $0.27             $1.00

Book value at end of period               $7.94             $7.60             $7.80
Market price at end of period            $11.90             $9.99            $11.60
Weighted average shares outstanding
   Basic                              2,883,142         2,492,196         2,679,348
   Diluted                            2,939,555         2,924,741         2,949,544
====================================================================================

AVERAGE BALANCE SHEET DATA
Total assets                       $355,743,048      $333,639,134      $347,813,732
Earning assets                      325,985,186       305,205,906       318,599,327
Loans and leases                    213,187,233       203,571,189       208,797,977
Interest-bearing deposits           242,063,616       234,087,871       239,724,527
Total deposits                      321,858,228       304,311,712       314,457,094
Total stockholders' equity           23,256,480        20,177,233        21,666,651
====================================================================================

SELECTED RATIOS
Return on average assets
  (annualized)                             0.93%             0.97%             0.85%
Return on average total equity
  (annualized)                            14.27%            15.98%            13.58%
Leverage capital ratio                     8.29%             8.09%             8.02%
Tier 1 risk-based capital ratio           12.26%            12.05%            12.06%
Total risk-based capital ratio            13.39%            13.12%            13.21%
Allowance for loan losses as a %
  of total loans                           1.24%             1.19%             1.28%
=============================================================================================

PERIOD ENDING BALANCE SHEET DATA      3/31/02           3/31/01         Net Change  % Change
Total assets                       $360,607,994      $341,808,240       $18,799,754    5.50%
Earning assets                      331,472,869       314,111,598       $17,361,271    5.53%
Loans and leases, net               214,558,603       200,072,933       $14,485,670    7.24%
Interest-bearing deposits           242,446,422       237,751,855        $4,694,567    1.97%
Total deposits                      324,896,158       309,327,128       $15,569,030    5.03%
Total stockholders' equity           23,040,539        21,023,344        $2,017,195    9.60%

=============================================================================================



(FN1) Financial highlights for December 31, 2001 are taken from the audited financials on that date.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

						      March 31,      December 31,
							2002            2001 *
ASSETS
						    ___________      ___________

Cash and due from banks                             $14,872,523      $18,547,278
Federal funds sold                                   11,200,000       17,300,000
						    ___________      ___________

     Total cash and cash equivalents                 26,072,523       35,847,278

Interest bearing deposits in banks                      280,452          109,206
Securities available-for-sale, at fair value
  (cost of $78,826,155 in March 2002 and
  $75,052,952 in December 2001)                      79,144,306       75,780,414
Securities held-to-maturity (estimated market
  value of $24,467,804 in March 2002 and
  $24,735,122 in December 2001)                      23,584,213       23,584,850
Loans, net of allowance for loan losses of
  $2,705,295 in March 2002 and $2,705,058
  in December 2001                                  214,558,603      211,685,063
Bank premises and equipment, net                     12,220,022       11,950,701
Other real estate owned, net                            108,752          359,336
Accrued interest receivable                           2,189,178        2,197,794
Goodwill, net                                           431,987          431,987
Other assets                                          2,017,958        1,833,234
						    ___________      ___________

     Total assets                                  $360,607,994     $363,779,863
						   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                              $82,449,736      $91,145,842
  Interest bearing                                  242,446,422      239,431,616
						    ___________      ___________

     Total deposits                                 324,896,158      330,577,458

Securities sold under
     repurchase agreements                            3,123,512          663,079
Accrued interest payable                                810,025        1,057,065
Notes payable                                         1,099,000        1,431,000
Junior subordinated debenture                         7,000,000        7,000,000
Other liabilities                                       638,760          423,700
						    ___________      ___________

     Total liabilities                              337,567,455      341,152,302
						    ___________      ___________

Commitments and contingencies                                 -                -

Stockholders' Equity:
   Common stock, $.10 par value- 5,000,000
     shares authorized, 2,901,142 issued
     and outstanding on March 31, 2002
     and December 31, 2001, respectively                290,114          290,114
   Surplus                                           12,972,762       12,972,762
   Unearned ESOP shares                                (139,921)        (149,638)
   Unrealized gains on securities available-
     for-sale, net of deferred taxes
     of $118,001 in March 2002 and $257,500
     in December 2001                                   200,150          469,962
   Retained earnings                                  9,717,434        9,044,361
						    ___________      ___________

     Total stockholders' equity                      23,040,539       22,627,561
						    ___________      ___________

Total liabilities and stockholders' equity         $360,607,994     $363,779,863
						   ============     ============

* The consolidated statement of condition at December 31, 2001 is taken from the audited balance sheet on that date.

  See notes to unaudited consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


					Three Months Ended
					    March 31,              Year Ended
				     2002              2001        December 31,
				  (unaudited)       (unaudited)         2001 *
				  _____________________________    ____________

INTEREST INCOME:
Loans, including fees              $4,580,130       $5,277,167     $20,539,148
Securities
     Taxable                          755,595          868,840       3,807,820
     Nontaxable                       422,468          356,400       1,512,050
Federal funds sold and other
  interest income                      51,742          265,773         565,009
				   __________       __________     ___________

TOTAL                               5,809,935        6,768,180      26,424,027
				   __________       __________     ___________

INTEREST EXPENSE:
Deposits                            1,612,041        2,716,647       9,530,743
Securities sold under
  repurchase agreements,
  federal funds purchased
  and advances                          3,260           10,768          73,703
Long term debt                        190,147          157,582         804,480
				   __________       __________     ___________

TOTAL                               1,805,448        2,884,997      10,408,926
				   __________       __________     ___________

NET INTEREST INCOME                 4,004,487        3,883,183      16,015,101

PROVISION FOR LOAN LOSSES             358,000          323,100       2,176,224
				   __________       __________     ___________


NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES         3,646,487        3,560,083      13,838,877
				   __________       __________     ___________

OTHER OPERATING INCOME:
Service charges on deposits         1,075,313          792,962       3,534,113
Gains on securities, net                   -                -          188,883
Credit life insurance                  53,825           66,618         246,046
Other charges and fees                373,471          323,636       1,463,817
				   __________       __________     ___________

TOTAL OTHER INCOME                  1,502,609        1,183,216       5,432,859
				   __________       __________     ___________

OTHER EXPENSES:
Salaries and employee benefits      1,935,465        1,761,476       7,300,250
Occupancy expense                     846,340          829,758       3,423,585
Other                               1,296,195        1,112,634       4,738,637
				   __________       __________     ___________

TOTAL OTHER EXPENSES                4,078,000        3,703,868      15,462,472
				   __________       __________     ___________

INCOME BEFORE INCOME TAXES          1,071,096        1,039,431       3,809,264
PROVISION FOR INCOME TAXES            252,965          244,254         866,105
				   __________       __________     ___________

NET INCOME                            818,131          795,177       2,943,159
PREFERRED DIVIDEND REQUIREMENT              -           30,293          52,751
				   __________       __________     ___________


INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                      $818,131         $764,884      $2,890,408
				   ==========       ==========     ===========

BASIC EARNINGS PER COMMON SHARE         $0.28            $0.31           $1.08
				   ==========       ==========     ===========

DILUTED EARNINGS PER COMMON SHARE       $0.28            $0.27           $1.00
				   ==========       ==========     ===========

*  The consolidated statement of income at December 31, 2001 is taken from the audited income statement of that date.
    See notes to unaudited consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR QUARTER ENDED MARCH 31, 2002 (UNAUDITED)

			 ____________________________________________________________________________________________
									      UNREALIZED
									      GAINS (LOSSES)
			      COMMON STOCK                          ESOP      ON SECURITIES   RETAINED
			 SHARES      AMOUNT         SURPLUS      OBLIGATION   AFS, NET        EARNINGS       TOTAL
			 _____________________    ___________    ____________________________________________________
BALANCE,
   JANUARY 1, 2002
			 2,901,142    $290,114    $12,972,762    ($149,638)     $469,962     $9,044,361   $22,627,561

Dividends on
  common stock                                                                                 (145,058)    (145,058)
Net income                                                                                      818,131      818,131
Increase in ESOP
  obligation,
  net of repayments                                                  9,717                                     9,717
Net change in
  unrealized
  gain/loss on
  securities
  available-for-sale,
  net of income taxes                                                           (269,812)                   (269,812)
			 _________    ________    ___________    _______________________     __________   ___________
BALANCE,
   MARCH 31, 2002
			 2,901,142    $290,114    $12,972,762    ($139,921)     $200,150     $9,717,434   $23,040,539
			 =========    ========    ===========    =======================     ==========   ===========

See notes to consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001


							  March 31, 2002           March 31,2001
							  _____________            _____________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                     $818,131                $795,177
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                               305,329                 341,664
    Provision for loan losses                                   358,000                 323,100
    Deferred income taxes (credit)                              (16,418)                 10,778
    Discount accretion, net                                     112,602                  16,777
    (Gain)/loss on sale of premises and equipment                40,625                  (2,700)
    Loss on sale of other real estate owned                      25,571                  10,011
    Write-down of other real estate owned                             -                  22,417
    Change in accrued interest receivable                         8,616                 (23,135)
    Change in accrued interest payable                         (247,040)                 89,031
    Other, net                                                  257,236                  26,685
							    ___________             ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,662,652               1,609,805
							    ___________             ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing
    deposits in banks                                          (171,246)               (332,180)
  Proceeds from maturities and calls of securities
    available-for-sale                                       12,056,708               4,959,417
  Purchases of securities available-for-sale                (15,941,876)            (22,404,184)
  Loan originations, net of repayments                       (3,292,806)              1,853,875
  Purchases of premises and equipment                          (615,625)                (82,191)
  Proceeds from sales of premises and equipment                     350                   2,700
  Proceeds from sales of other real estate owned                225,013                  69,889
							    ___________             ___________

NET CASH USED IN INVESTING ACTIVITIES                        (7,739,482)            (15,932,674)
							    ___________             ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                        (5,681,300)            (10,220,077)
  Net (decrease) increase in securities sold under
    repurchase agreements and Federal Home Loan Bank
    advances                                                  2,460,433                (452,723)
  Issuance of notes payable                                           -                  20,000
  Repayments of notes payable                                  (332,000)             (2,512,571)
  Proceeds from issuance of common stock                              -                  33,763
  Payment of dividends                                         (145,058)               (156,292)
  Issuance of junior subordinated debentures                          -               7,000,000
							    ___________             ___________

NET CASH USED IN FIANCING ACTIVITIES                         (3,697,925)             (6,287,900)
							    ___________             ___________

NET DECREASE IN CASH & CASH EQUIVALENTS                      (9,774,755)            (20,610,769)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD               35,847,278              49,798,538
							    ___________             ___________

CASH & CASH EQUIVALENTS AT END OF PERIOD                    $26,072,523             $29,187,769
							    ===========             ===========


    See notes to unaudited consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED  FINANCIAL STATEMENTS

1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the periods presented.
      The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 2001 annual consolidated report and Form 10-KSB.

      The results of operations for the three month period ended
      March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.


2.  ALLOWANCE FOR LOAN AND LOSSES



      An analysis of the activity in the allowance for loan losses is as follows:

						Three Months Ended
						     March 31,
						2002          2001
					     __________    __________
       Balance at beginning of period        $2,705,058    $2,276,187
	 Provision for loan losses              358,000       323,100
	 Recoveries                              33,745        17,008
	 Loans charged off                     (391,508)     (212,140)
					     __________    __________

       Balance at end of period              $2,705,295    $2,404,155
					     ==========    ==========


3.  COMPREHENSIVE INCOME

     Comprehensive income includes net income and other comprehensive income (losses) which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of MidSouth's comprehensive income for the three months ended March 31, 2002 and 2001.



						 Three Months Ended
						      March 31,
						2002          2001
					     __________      ________
       Net income                              $818,131      $795,177
       Other comprehensive income
	    Unrealized gain (losses) on
	     securities available-for-sale,
	     net:
	    Unrealized holding gains
	     (losses) arising during the
	     period                            (269,812)      479,805
					     __________      ________

	Total other comprehensive income       (269,812)      479,805
					     __________      ________

Total comprehensive income                     $548,319    $1,274,982
					     ==========    ==========




Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 2001 annual consolidated financial statements, the notes thereto and the related Management's
Discussion and Analysis.

MidSouth's net income totaled $818,131 for the first quarter of 2002 compared to $795,177 for the first quarter of 2001. Basic earnings per share were $.28 for the quarter ending March 31, 2002 compared to $.31 for the quarter ending March 31, 2001. Diluted earnings per share were $.28 for the first quarter of 2002 and $.27 for the first quarter of 2001.

Earnings were comparable for the two quarters ending
March 31, 2002 and 2001 primarily due to falling interest rates that held net interest income to a 3% increase of $121,304, while non-interest income increased 27% or $319,393 and expenses increased 10% or $374,132.
MidSouth maintained its net interest margin despite the dramatic decline in interest rates over the past twelve months. Non-interest income increased primarily due to increased service charges on demand deposit accounts. Non-interest expense increases were recorded primarily in salaries and employee benefits, printing and office supplies, and professional fees. The increase in professional fees includes consulting fees associated with a process and workflow review of MidSouth's retail, lending and technology areas.

Total consolidated assets increased $18.8 million or 6%, from $341.8 million at March 31, 2001 to $360.6 million at March 31, 2002. Deposits grew $15.6 million or 5%, from
$309.3 million at March 31, 2001 to $324.9 million at March 31, 2002.

Loans, net of Allowance for Loan Losses ("ALL"), increased $14.5 million or 7%, from $200.1 million in the first quarter of 2001 to $214.6 million in the first quarter of 2002. Provisions for loan and lease losses increased slightly to $358,000 in March 2002 compared to $323,100 in March
2001.

Nonperforming loans as a percentage of total loans increased from .18% in March of 2001 to .45% in March of 2002. The increase resulted primarily from the placement of two large commercial credits on nonaccrual during the first quarter of 2002. Specific allocations have been made in the ALL for possible losses on these loans. The ALL represented 247% of nonperforming assets as of March 31, 2002 compared to 272% as of March 31, 2001. Loans past due ninety days and over decreased in quarterly comparison, from $865,667 at March 31, 2001 to $760,518 at March 31, 2002.

MidSouth's leverage ratio was 8.29% at March 31, 2002 compared to 8.09% at March 31, 2001. Return on average equity for the first quarter of 2002 was 14.27% compared to 15.98% for the first quarter of 2001.

Earnings Analysis


Net Interest Income


Average earning assets increased 7%, or $20.8 million from $305.2 million for the three months ended March 31, 2001 to $326.0 million for the three months ended March 31, 2002. The mix of average earning assets shifted slightly, as loans represented 67% of average earning assets in the first quarter of 2001 compared to 65% in the first quarter of 2002. Average loans increased $9.6 million, from $203.6 million in the first quarter of 2001 to $213.2 million in the first quarter of 2001. The average yield on loans decreased 181 basis points in quarterly comparison, from 10.52% to 8.71% at March 31, 2002. The decrease in loan yields resulted primarily from decreases in the prime lending ("prime") rate during 2001. New York prime fell 475 basis points during 2001. The impact of declining rates far exceeded the impact of volume increases in the loan portfolio, resulting in a $697,037 decrease in interest income on loans.

Average investments increased $17.3 million, from $82.6 million at March 31, 2001 to $99.9 million at March 31,
2002. The average taxable-equivalent yield on investments decreased 125 basis points, from 6.78% in the first quarter of 2001 to 5.53% in the first quarter of 2002, again due to falling interest rates. Additionally, federal funds sold volume decreased $6.0 million and yields decreased 410 basis points, from 5.68% to 1.58%. Declining yields partially offset by a volume increase in investments resulted in decreased interest income on securities and federal funds sold of $261,208 in quarterly comparison.

A 201 basis point decrease in the average rate paid on interest-bearing deposits, partially offset by an average volume increase of $8.0 million, contributed to a $1,079,549 decrease in interest expense for the quarter ended March
31, 2002 compared to the quarter ended March 31, 2001.
The average rate paid on interest-bearing deposits decreased from 4.71% at March 31, 2001 to 2.70% at March 31, 2002. The percentage of average noninterest-bearing deposits to average total deposits increased slightly from 23% to 25% in quarterly comparison. The impact of these changes in the yields and volume of interest-bearing liabilities lowered interest expense to a greater degree than the decrease in interest income, resulting in increased net interest income of $121,304 in quarterly comparison. The net taxable-equivalent yield on average earning assets decreased 16 basis points, from 5.37% for the quarter ended March 31, 2001 to 5.21% for the quarter ended March 31, 2002.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $282,351or 36% for the three months ended March 31, 2002 as compared to the same period in 2001. The increase resulted primarily from an increase in insufficient funds fees. Other non-interest income increased $49,835 in quarterly comparison, primarily due to increased third-party mortgage processing fees and lease income from an investment advisory firm.

Non-interest Expense

Non-interest expense increased  $374,132 or 10% for the
three months ended March 31, 2002 compared to the three
months ended March 31, 2001.   Increases were recorded
primarily in the categories of salaries and employee benefits, printing and office supplies and professional fees.

Salaries and employee benefits increased primarily due to the addition of risk management and loan support personnel, including a compliance officer, two internal audit officers and a collateral documentation officer. The number of full-time equivalent ("FTE") employees increased by 12 from 198 in March 2001 to 210 in March
2002. In addition, group health insurance and other benefits costs increased $44,413 in quarterly comparison.

Printing and office supplies increased $44,836 in the three-month period ended March 31, 2002 compared to the same period in 2001. The increase included additional check printing expenses that resulted from a change in vendor billing practices and from Bank-paid check orders associated with MidSouth's Business Value Checking program.

Professional fees increased $44,847 primarily due to consulting fees associated with a process and workflow review of MidSouth's retail, lending and technology areas.

Balance Sheet Analysis

MidSouth ended the first quarter of 2002 with consolidated assets of $360.6 million, a decrease of $3.2 million from the $363.8 million reported for December 31, 2001.
Deposits decreased over the three months ended March 31, 2002 by $5.7 million, from $330.6 million at December 31, 2001 to $324.9 million. The decline in deposits resulted primarily from fluctuations in commercial deposit account balances.

Net loans increased $2.9 million from $211.7 million at December 31, 2001 to $214.6 at March 31, 2002. Loan
demand in MidSouth's market remained slow for the first quarter of 2002. Consequently, excess cash flows were used to purchase additional securities. Purchases of $15.9 million in agency and municipal securities were added to the investment portfolio in the first quarter of 2002. Unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $200,150 at March 31, 2002, compared to a net unrealized gain of $469,962 at December 31, 2001. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

MidSouth's leverage ratio was 8.29% at March 31, 2002 compared to 8.02% at December 31, 2001. Tier 1 capital to risk-weighted assets was 12.26% and total capital to risk-weighted assets was 13.39% at the end of the first quarter of 2002. At year-end 2001, Tier 1 capital to risk-weighted assets was 12.06% and total capital to risk-weighted assets was 13.21%.


Nonperforming Assets and Past Due Loans

Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.


			  TABLE 1

		  Nonperforming Assets and

		   Loans Past Due 90 Days





===========================================================================

				    March         December        March
				     31,             31,            31,
				    2002            2001           2001

===========================================================================

Nonperforming loans               $984,680        $768,753       $309,253


Other real estate owned, net       108,752         359,336        411,007
				__________________________________________

Total nonperforming assets      $1,093,432      $1,128,089       $720,260
				==========================================

Loans past due 90 days
or more and still accruing        $760,518        $999,538       $865,667


Nonperforming loans as a
% of total loans                     0.45%           0.38%          0.18%


Nonperforming assets as a
% of total loans, other real
estate owned and other assets
Repossessed                          0.50%           0.55%          0.41%

ALL as a  % of nonperforming
assets                             247.41%          201.77%       272.46%
				__________________________________________



				    5


Nonperforming assets were $1,093,432 as of March 31, 2002, a decrease of $34,657 from the $1,128,089 reported for December 31, 2001 and an increase of $373,172 from the $720,260 reported for March 31, 2001. The decrease from year-end 2001 resulted primarily from the sale of other real estate owned. The increase from March 2001 resulted primarily from the placement of two large commercial credits on nonaccrual. Specific allocations have been made in the ALL for possible losses on these loans. Loans past due 90 days or more increased from $865,667 in March 2001 to $999,538 in December 2001 and decreased to $760,518 as of March 31, 2002. Of the $760,518 in loans past due 90 days or more at March 31, 2002, $175,136 were past due loans reported by the Finance Company.

Specific reserves have been established in the ALL to cover potential losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $2,705,295 in the allowance as of March 31, 2002 is sufficient to cover potential losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.


				    6



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




					MidSouth Bancorp, Inc.

					(Registrant)



Date:  May 14, 2002



					___________________________
					C. R. Cloutier, President & CEO


					__________________________________
					Karen L. Hail, Sr. Executive
					Vice President & COO


					__________________________________
					Teri S. Stelly, Sr. Vice President
					& CFO