Form 10QSB
period 2002-06-30
MIDSOUTH BANCORP INC
filed 2002-08-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
				 COMMISSION
			  WASHINGTON, D.C.  20549



				 FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended..............             June 30, 2002


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

	    Outstanding as of July 31, 2002



Common stock, $.10 par value                                    2,901,142



	     Transitional Small Business Disclosure Format:

			 Yes _______     No_____X______

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                        Page

Financial Highlights                                               3

Statements of Condition - June 30, 2002 and
 December 31, 2001                                                 4

Statements of Income - Three and Six Months Ended
 June 30, 2002 and 2001                                            5

Statement of Stockholders' Equity - Six Months
 Ended June 30, 2002                                               6

Statements of Cash Flows - Six Months Ended
 June 30, 2002 and 2001                                            7

Notes to Financial Statements                                      8

Item 2.  Management's Discussion and Analysis or
 Plan of Operation                                                 9



PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders      15

Item 6.  Exhibits and Reports on Form 8-K                         16

Signatures                                                        17



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)
					    Three Months Ended              Six Months Ended
						 June 30,                        June 30,
EARNINGS DATA                            2002              2001           2002             2001
				      ____________________________________________________________

Total interest income                 $6,071,740        $6,922,327    $11,881,675      $13,690,507
Total interest expense                 1,697,011         2,842,668      3,502,459        5,727,665
Net interest income                    4,374,729         4,079,659      8,379,216        7,962,842
Provision for loan losses                336,000         1,034,244        694,000        1,357,344
Non-interest income                    1,659,230         1,366,477      3,161,839        2,549,693
Non-interest expense                   4,197,565         3,821,855      8,275,565        7,525,723
Provision for income tax                 413,149           120,200        666,114          364,454
Net income                             1,087,245           469,837      1,905,376        1,265,014
Preferred dividend requirement                 -            22,458              -           52,751
Income available to common
  shareholders                        $1,087,245          $447,379     $1,905,376       $1,212,263
==================================================================================================

PER COMMON SHARE DATA

Basic earnings per share                   $0.38             $0.18          $0.66            $0.48
Diluted earnings per share                 $0.37             $0.16          $0.65            $0.43

Book value at end of period                $8.57             $7.64          $8.57            $7.64
Market price at end of period             $13.10            $11.10         $13.10           $11.10
Weighted average shares outstanding
   Basic                               2,883,142         2,514,972      2,883,142        2,503,647
   Diluted                             2,946,844         2,920,454      2,940,992        2,916,902
==================================================================================================

AVERAGE BALANCE SHEET DATA

Total assets                        $359,946,669      $351,131,021   $357,858,495     $342,429,938
Earning assets                       331,132,111       321,869,855    328,546,563      313,583,347
Loans and leases                     220,395,576       206,236,001    216,785,462      204,910,390
Interest-bearing deposits            238,709,360       244,218,691    240,344,275      239,285,181
Total deposits                       321,177,565       316,936,547    321,479,097      310,780,542
Common stockholders' equity           23,667,410        19,944,382     23,491,293       19,187,898
Total stockholders' equity            23,667,410        21,699,964     23,491,293       20,988,803
==================================================================================================

SELECTED RATIOS

Return on average assets
  (annualized)                             1.21%             0.54%          1.07%            0.74%
Return on average common equity
  (annualized)                            18.43%             9.00%         16.36%           12.74%
Return on average total equity
  (annualized)                            18.43%             8.68%         16.36%           12.15%
Leverage capital ratio                     8.33%             7.80%          8.33%            7.80%
Tier 1 risk-based capital ratio           11.96%            11.68%         11.96%           11.68%
Total risk-based capital ratio            13.11%            12.72%         13.11%           12.72%
Allowance for loan losses as a %
  of total loans                           1.24%             1.14%          1.24%            1.14%
==================================================================================================

PERIOD ENDING BALANCE SHEET DATA       6/30/02           6/30/01      Net Change          % Change

Total assets                        $379,991,713      $342,550,304    $37,441,409           10.93%
Earning assets                       348,349,503       314,864,754    $33,484,749           10.63%
Loans and leases, net                227,212,579       210,532,711    $16,679,868            7.92%
Interest-bearing deposits            263,550,361       233,194,779    $30,355,582           13.02%
Total deposits                       341,799,739       308,890,932    $32,908,807           10.65%
Common stockholders' equity           24,852,271        19,794,639     $5,057,632           25.55%
Total stockholders' equity            24,852,271        21,315,114     $3,537,157           16.59%
==================================================================================================




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
__________________________________________________________________________________


						      June 30,       December 31,
							2002            2001 *
ASSETS                                               (unaudited)
						     ___________      ___________
Cash and due from banks                              $16,509,305      $18,547,278
Federal funds sold                                    12,100,000       17,300,000
						     ___________      ___________

     Total cash and cash equivalents                  28,609,305       35,847,278

Interest bearing deposits in banks                       172,706          109,206
Securities available-for-sale, at fair value
  (cost of $80,803,744 in June 2002 and
  $75,052,952 in December 2001)                       82,424,504       75,780,414
Securities held-to-maturity (estimated market
  value of $25,350,735 in June 2002 and
  $24,735,122 in December 2001)                       23,583,870       23,584,850
Loans, net of allowance for loan losses of
  $2,855,844 in June 2002 and $2,705,058 in
  December 2001                                      227,212,579      211,685,063
Bank premises and equipment, net                      12,431,839       11,950,701
Other real estate owned, net                             108,752          359,336
Accrued interest receivable                            2,394,503        2,197,794
Goodwill and other intangibles, net                      927,513          431,987
Other assets                                           2,126,142        1,833,234
						     ___________      ___________

     Total assets                                   $379,991,713     $363,779,863
						     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                               $78,249,378      $91,145,842
  Interest bearing                                   263,550,361      239,431,616
						     ___________      ___________

     Total deposits                                  341,799,739      330,577,458

Securities sold under
     repurchase agreements                             3,698,013          663,079
Accrued interest payable                                 952,197        1,057,065
Notes payable                                            878,000        1,431,000
Junior subordinated debenture                          7,000,000        7,000,000
Other liabilities                                        811,493          423,700
						     ___________      ___________

     Total liabilities                               355,139,442      341,152,302
						     ___________      ___________

Commitments and contingencies                                 -                -

Stockholders' Equity:
   Common stock, $.10 par value- 5,000,000
     shares authorized, 2,901,142 issued and
     outstanding on June 30, 2002
     and December 31, 2001, respectively                 290,114          290,114
   Surplus                                            12,972,762       12,972,762
   Unearned ESOP shares                                 (129,728)        (149,638)
   Unrealized gains on securities available-
     for-sale, net of deferred taxes
     of $561,260  in June 2002 and $257,500
     in December 2001                                  1,059,500          469,962
   Retained earnings                                  10,659,623        9,044,361
						     ___________      ___________

     Total stockholders' equity                       24,852,271       22,627,561
						     ___________      ___________

Total liabilities and stockholders' equity          $379,991,713     $363,779,863
						     ===========      ===========


* The consolidated statement of condition at December 31, 2001 is taken from the audited balance sheet on that date.
  See notes to unaudited consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
___________________________________________________________________________________________________


					  Three Months Ended                 Six Months Ended
					       June 30,                           June 30,
				       2002               2001             2002             2001
				    ______________________________     ____________________________
INTEREST INCOME:
Loans, including fees               $4,777,307          $5,310,285      $9,357,437      $10,587,452
Securities
     Taxable                           847,314           1,060,091       1,602,909        1,928,931
     Nontaxable                        428,934             379,155         851,402          735,555
Federal funds sold                      18,185             172,796          69,927          438,569
				    __________          __________      __________      ___________

TOTAL                                6,071,740           6,922,327      11,881,675       13,690,507
				    __________          __________      __________      ___________

INTEREST EXPENSE:
Deposits                             1,472,088           2,595,423       3,084,129        5,312,070
Securities sold under repurchase
  agreements, federal funds
  purchased and advances                27,428              21,750          30,688           32,518
Notes Payable                          197,495             225,495         387,642          383,077
				    __________          __________      __________      ___________

TOTAL                                1,697,011           2,842,668       3,502,459        5,727,665
				    __________          __________      __________      ___________

NET INTEREST INCOME                  4,374,729           4,079,659       8,379,216        7,962,842

PROVISION FOR LOAN LOSSES              336,000           1,034,244         694,000        1,357,344
				    __________          __________      __________      ___________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          4,038,729           3,045,415       7,685,216        6,605,498
				    __________          __________      __________      ___________

OTHER OPERATING INCOME:
Service charges on deposits          1,158,404             846,841       2,233,717        1,639,803
Gains on securities, net                     -              46,491               -           46,491
Credit life insurance                   91,995              68,237         145,820          134,855
Other charges and fees                 408,831             404,908         782,302          728,544
				    __________          __________      __________      ___________

TOTAL OTHER INCOME                   1,659,230           1,366,477       3,161,839        2,549,693
				    __________          __________      __________      ___________

OTHER EXPENSES:
Salaries and employee benefits       1,982,103           1,778,554       3,917,568        3,540,030
Occupancy expense                      922,919             845,139       1,769,259        1,674,897
Other                                1,292,543           1,198,162       2,588,738        2,310,796
				    __________          __________      __________      ___________

TOTAL OTHER EXPENSES                 4,197,565           3,821,855       8,275,565        7,525,723
				    __________          __________      __________      ___________

INCOME BEFORE INCOME TAXES           1,500,394             590,037       2,571,490        1,629,468
PROVISION FOR INCOME TAXES             413,149             120,200         666,114          364,454
				    __________          __________      __________      ___________

NET INCOME                           1,087,245             469,837       1,905,376        1,265,014
PREFERRED DIVIDEND REQUIREMENT               -              22,458               -           52,751
				    __________          __________      __________      ___________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                     $1,087,245            $447,379      $1,905,376       $1,212,263
				    ==========          ==========      ==========      ===========

BASIC EARNINGS PER COMMON SHARE          $0.38               $0.18           $0.66            $0.48
				    ==========          ==========      ==========      ===========

DILUTED EARNINGS PER COMMON SHARE        $0.37               $0.16           $0.65            $0.43
				    ==========          ==========      ==========      ===========

  See notes to unaudited consolidated financial statements.






MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)


			 ____________________________________________________________________________________________
									      UNREALIZED
									     GAINS (LOSSES)
			     COMMON STOCK                          ESOP      ON SECURITIES    RETAINED
			  SHARES       AMOUNT       SURPLUS     OBLIGATION     AFS, NET       EARNINGS       TOTAL
			 _____________________    ___________   _____________________________________________________
BALANCE,
   JANUARY 1, 2002
			 2,901,142    $290,114    $12,972,762    ($149,638)     $469,962     $9,044,361   $22,627,561

Dividends on
  common stock                                                                                 (290,114)     (290,114)
Net income                                                                                    1,905,376     1,905,376
Increase in ESOP
  obligation,
  net of repayments                                                 19,910                                     19,910
Net change in
  unrealized gain/
  loss on securities
  available-for-sale,
  net of income taxes                                                            589,538                      589,538
			 _________    ________    ___________    _________    __________    ___________   ___________
BALANCE,
   JUNE 30, 2002
			 2,901,142    $290,114    $12,972,762    ($129,728)   $1,059,500    $10,659,623   $24,852,271
			 =========    ========    ===========    =========    ==========    ===========   ===========


See notes to unaudited consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
____________________________________________________________________________

							   June 30, 2002           June 30,2001
							   _____________           ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                   $1,905,376              $1,265,014
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                               629,246                 677,731
    Provision for loan losses                                   694,000               1,357,344
    Deferred income taxes (credit)                              (16,418)                 10,778
    Discount accretion, net                                     213,304                  43,638
    Net gain on sale of securities                                    -                 (46,491)
    (Gain)/loss on sale of premises and equipment                40,175                  (2,700)
    Loss on sale of other real estate owned                      25,571                  11,542
    Write-down of other real estate owned                             -                  22,787
    Change in accrued interest receivable                      (196,709)               (109,442)
    Change in accrued interest payable                         (104,868)                179,225
    Other, net                                                    3,845                (521,465)
							   _____________           ____________

NET CASH PROVIDED BY OPERATING ACTIVITIES                     3,193,522               2,887,961
							   _____________           ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits
    in banks                                                    (63,500)               (184,705)
  Proceeds from sales of securities available-for-sale                -               1,647,500
  Proceeds from maturities and calls of securities
    available-for-sale                                       18,542,669              12,464,181
  Purchases of securities available-for-sale                (24,505,784)            (35,295,098)
  Loan originations, net of repayments                      (10,762,635)             (9,631,486)
  Purchases of premises and equipment                        (1,151,359)               (370,405)
  Proceeds from sales of premises and equipment                     800                   2,700
  Proceeds from sales of other real estate owned                225,013                 135,266
  Net cash received in connection with acquisition            6,043,721                       -
							   _____________           ____________

NET CASH USED IN INVESTING ACTIVITIES                       (11,671,075)            (31,232,047)
							   _____________           ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                     (952,240)            (10,656,273)
  Net increase in securities sold under repurchase
    agreements and Federal Home Loan Bank advances            3,034,934                 658,539
  Issuance of notes payable                                           -                  20,000
  Repayments of notes payable                                  (553,000)             (2,675,968)
  Proceeds from issuance of common stock                              -                  33,764
  Payment of dividends                                         (290,114)               (308,316)
  Issuance of junior subordinated debentures                          -               7,000,000
							   _____________           ____________

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           1,239,580              (5,928,254)
							   _____________           ____________

NET DECREASE  IN CASH & CASH EQUIVALENTS                     (7,237,973)            (34,272,340)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD               35,847,278              49,798,538
							   _____________           ____________

CASH & CASH EQUIVALENTS AT END OF PERIOD                    $28,609,305             $15,526,198
							   =============           ============

    See notes to unaudited consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED  FINANCIAL STATEMENTS

1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of June 30, 2002 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 2001 annual consolidated report and Form 10-KSB.

      The results of operations for the six month period ended
      June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.


2.  ALLOWANCE FOR LOAN AND LOSSES

      An analysis of the activity in the allowance for loan losses is as follows:


					     Six Months Ended
						  June 30,
					     2002          2001
					 __________    __________

       Balance at beginning of period    $2,705,058    $2,276,187
	 Provision for loan losses          694,000     1,357,344
	 Recoveries                          61,488        42,414
	 Loans charged off                 (604,702)   (1,237,642)
					 __________    __________

       Balance at end of period          $2,855,844    $2,438,303
					 ==========    ==========


3.  COMPREHENSIVE INCOME

     Comprehensive income includes net income and other comprehensive income which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale.
     Following is a summary of MidSouth's comprehensive income for the six months ended June 30, 2002 and 2001.


					     Six Months Ended
						  June 30,
					     2002          2001
					 __________    __________

      Net income                         $1,905,376    $1,265,014
      Other comprehensive income
	 Unrealized gains (losses)
	 on securities available-
	 for-sale, net:
	    Unrealized holding gains
	    arising during the period       589,538       475,319
	    Less reclassification
	      adjustment for
	      gains included in net
	      income                              -       (30,219)
	Total other comprehensive        __________     _________
	  income                            589,538       445,100
					 __________     _________

Total comprehensive income               $2,494,914    $1,710,114
					 ==========    ==========





4. On June 21, 2002 MidSouth acquired the Morgan City, Louisiana branch of IberiaBank for an amount which was approximately
    $500,00 in excess of book value of those assets on IberiaBank's books. The purchase included, among other things, approximately $6.0 million of cash, $5.4 million of loans, and the assumption of $12.2 million of deposits. MidSouth is presently evaluating the assets purcahsed and liabilities assumed, and expects to complete that evaluation by December 31, 2002. It is presently extimated that any intangible associated with this acquisition will relate to core deposit intangibles and will be amortized over approximately 8 - 10 years on an accelerated basis.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 2001 annual consolidated financial statements, the notes thereto and the related
Management's Discussion and Analysis.

MidSouth Bancorp, Inc. recorded net income of $1,087,245 for the second quarter of 2002, a 131% increase from net income of $469,837 for the second quarter of 2001.
Second quarter 2001 earnings reflected a net after tax charge of $500,000 for the default and charge-off of one commercial loan. Basic earnings per share were $.38 and $.18 for the quarters ended June 30, 2002 and 2001, respectively. Diluted earnings per share were $.37 for the second quarter of 2002 compared to $.16 for the second quarter of 2001.

Net income for the six months ended June 30, 2002 totaled $1,905,376 compared to $1,265,014 for the six months ended June 30, 2001. Loan loss provisions decreased $663,344 over the six months ended June 30, 2002. Basic earnings per share were $.66 and $.48 for the two six month periods, respectively. Diluted earnings per share were $.65 for the six months ended June 30, 2002 compared to $.43 for the six months ended June 30, 2001.

MidSouth's net interest income continued to improve in quarterly and year-to-date comparison due to improvement in the net interest margin combined with a higher volume of earning assets. Net interest income increased 7%, or $295,070 in quarterly comparison and 5% or $416,374 in year-to-date comparison. Non-interest income, excluding net gains on sales of securities recorded in 2001, increased 26% or $339,244 in quarterly comparison and 26% or $658,637 in year-to-date comparison, primarily due to increased transaction volume on deposit accounts resulting in increased service charge and insufficient funds fee income. Non-interest expense, primarily salaries, benefits and occupancy expenses, increased 10% or $375,710 in quarterly comparison and 10% or $749,842 in year-to-date comparison.

Consolidated assets totaled $380.0 million at June 30, 2002, up 4% from $363.8 million at December 31, 2001 and 11% from $342.5 million at June 30, 2001. Total deposits increased $32.9 million over the past twelve months, from $308.9 million at June 30, 2001 to $330.6 million at December 31, 2001 and to $341.8 million at June
30, 2002. The increase included $12.2 million in deposits from the purchase of IberiaBank's Morgan City branch.
The purchase was completed on June 21, 2002 and also added $5.4 million to MidSouth's loan portfolio.

Loans, net of Allowance for Loan Losses ("ALL"), increased $16.7 million or 8%, from $210.5 million in the second quarter of 2001 to $227.2 million in the second quarter of 2002. Provisions for loan and lease losses totaled $336,000 in the second quarter of 2002 compared to $1,034,244 in the second quarter of 2001, and $694,000 in the first six months of 2002 compared to $1,357,344 in the first six months of 2001. Provisions for the three and six month period ended June 30, 2001 were substantially higher due to an additional $700,000 allocated for the default and charge-off of one commercial loan.

Nonperforming loans as a percentage of total loans increased from .20% at June 30, 2001 to .36% at June 30,
2002. Loans past due ninety days and over and still accruing decreased from $854,216 at June 30, 2001 to $716,639 at June 30, 2002. Other real estate owned decreased $234,977 for the same period to $108,752. The
ALL represented 303.5% of nonperforming assets as of June 30, 2002 compared to 314.5% as of June 30, 2001.

MidSouth's leverage ratio was 8.33% at June 30, 2002, up from 7.80% at June 30, 2001. Return on average common equity for the quarter was 18.43% compared to 9.00% for the second quarter of 2001. Return on average assets was 1.21% for the second quarter of 2002 compared to .54% for the second quarter of 2001.


EARNINGS ANALYSIS

Net Interest Income

Average earning assets increased $9.2 million, from $321.9
million for the three months ended June 30, 2001 to $331.1 million for the three months ended June 30, 2002. The mix of earning assets shifted from 64% of average earning assets in loans for the second quarter of 2001 up to 67% in the second quarter of 2002. The average yield on loans decreased 164 basis points, from 10.33% to 8.69% for the three months ended June 30, 2002.

Decreases in the prime lending rate and market competition for quality credits lowered commercial and real estate loan yields by 148 basis points in quarterly comparison. The average volume of the commercial and real estate portfolio grew 8% or $13.3 million in quarterly comparison, from $164.2 million for the quarter ending June 30, 2001 to $177.5 million for the quarter ending June 30, 2002.
Consumer loan yields decreased 201 basis points primarily due to falling interest rates and the average volume increased slightly, from $42.0 million for the quarter ending June 30, 2001 to $ 42.8 million for the quarter ending June 30, 2002.

Investment volume increased by $5.8 million, from $100.5 million at June 30, 2001 to $106.3 million at June 30, 2002. The volume of federal funds sold decreased $10.7 million in quarterly comparison. The average taxable-equivalent yield on investments decreased 89 basis points, from 6.41% at June 30, 2001 to 5.52% at June 30, 2002.

Lower yields in both loans and investments decreased the taxable-equivalent yield on quarterly average earning assets
125 basis points, from 8.83% for the second quarter of 2001 to 7.58% for the second quarter of 2002.

Average interest-bearing deposits decreased $5.5 million in quarterly comparison, from $244.2 million for the quarter ending June 30, 2001 to $238.7 million for the quarter ending June 30, 2002. The decrease in average volume resulted from a decline in certificates of deposits partially offset by an increase in interest-bearing transaction and money market deposits. The rate paid on interest-bearing deposits decreased 179 basis points for the same period, from 4.26% to 2.47%. Included in interest-bearing liabilities is $7,000,000 in trust preferred securities issued in February 2001. The interest rate on the trust preferred securities is 10.20% with interest payable semi-annually. The average rate paid on total interest-bearing liabilities decreased 177 basis points, from 4.47% for the quarter ended June 30, 2001 to 2.70% for the quarter ended June 30, 2002.

The net effect of changes in the volume and mix of average earning assets and interest-bearing liabilities resulted in a 23 basis point improvement in the net taxable-equivalent yield on average earning assets, from 5.29% for the quarter ended June 30, 2001 to 5.52% for the quarter ended June
30, 2002. A review of the changes in the volume and yields of average earning assets and interest-bearing liabilities between the two six month periods ended June
30, 2001 and 2002 reflected results similar to the quarterly comparison. The net taxable-equivalent yield on average earning assets for the six months ended June 30, 2002 increased 4 basis points from 5.33% at June 30, 2001 to 5.37% at June 30, 2002. Volume increases in earning assets resulted in an increase to net interest income of $416,374 between the two six month periods.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $311,563 for the three months and $593,914 for the six months ended June
30, 2002 as compared to the same periods for 2001. The increases were due primarily to a higher volume of transactions on deposit accounts, which resulted in increased insufficient funds fees. Other non-interest income, net of gains on sales of investment securities, increased $27,671 in quarterly comparison and $64,723 in year-to-date comparison.

Non-interest Expense

Non-interest expense increased  $375,710 for the three
months and $749,842 for the six months ended June 30,
2002 compared to the three and six months ended June 30,
2001.   Increases were recorded primarily in the categories
of salaries and employee benefits, occupancy expense, printing and office supplies expenses, and professional fees.

Salaries and employee benefits increased primarily due to additional staff and an increase in the cost of group health insurance. The number of full-time equivalent ("FTE") employees increased by 12, from 197 in June 2001 to 209 in June 2002. Staff additions over the past twelve months included a compliance officer, two internal auditors and a collateral documentation officer to enhance the risk management and loan administration functions.

Occupancy expense increased in the three and six month periods ended June 30, 2002 compared to the same period of 2001 due to increases in lease expense, depreciation and maintenance expenses on computer hardware and software and property taxes.


Printing expenses increased primarily due to Bank-paid check orders associated with MidSouth's Business Value
Checking and Select 50 programs. Office supplies increased due primarily to the completion of a new facility in Jennings and new offices at MidSouth's main office in Lafayette. The increase in professional fees resulted primarily from consulting fees associated with a process and workflow review of MidSouth's retail, lending and technology areas.


BALANCE SHEET ANALYSIS

MidSouth ended the second quarter of 2002 with
consolidated assets of $379,991,713, an increase of  $16.2
million from the $363,779,863 reported for December 31, 2001. Deposits increased over the six months ended June
30, 2002 by $11.2 million, from $330,577,458 at December
31, 2001 to $341,799,739 due to the $12.2 million in
deposits acquired through the IberiaBank Morgan City branch purchase on June 21, 2002.

Loans experienced growth of $15.7 million in the first six months of 2002, $5.4 million of which was acquired through the branch purchase. Securities available-for-sale increased by $6.6 milllion, from $99.4 million at December
31, 2001 to $106.0 million at June 30, 2002. The increase reflects purchases of $24.5 million offset by sales, maturities and principal paydowns of $18.5 million. Net unrealized gains in the securities available-for-sale portfolio, net of tax effect, were $1,059,500 at June 30, 2002, compared to a net unrealized gain of $469,962 at December 31, 2001. These amounts result from interest rate fluctuations and do not represent permanent adjustment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

As of June 30, 2002, MidSouth's leverage ratio was 8.33% as compared to 7.80% at December 31, 2001. Tier 1 capital to risk-weighted assets was 11.96% and total capital to risk-weighted assets was 13.11% at the end of the second quarter of 2002. At year-end 2001, Tier 1 capital to risk-weighted assets was 11.68% and total capital to risk-weighted assets was 12.72%. Included in the capital ratio calculations is $7 million in Trust Preferred Securities issued in February of 2001. For regulatory purposes, these funds qualify as Tier 1 capital. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.

Nonperforming Assets and Past Due Loans


Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.






			  Nonperforming Assets and

			   Loans Past Due 90 Days




================================================================


				June         December      June
				 30,            31,         30,
				2002           2001        2001

Nonperforming loans           $832,209       $768,753   $431,570

Other real estate owned, net   108,752        359,336    343,729

Total nonperforming assets    $940,961     $1,128,089   $775,299


Loans past due 90 days
or more and still accruing    $716,639       $999,538   $854,216

Nonperforming loans as a
% of total loans                 0.36%          0.38%      0.20%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
Repossessed                      0.41%          0.55%      0.36%


ALL as a % of nonperforming
  assets                       303.50%        201.77%    314.50%

Nonperforming assets were $940,961 as of June 30, 2002 a
decrease of  $187,128 from the $1,128,089 reported for
December 31, 2001 and an increase of $165,662 from the
$775,299 reported for June 30, 2001.   Loans past due 90
days or more decreased in June 2002 to $716,639 from $999,538 in December 2001 and decreased from $854,216 as of June 30, 2001.

Specific reserves have been established in the ALL to cover probable losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes that the $2,855,844 in the allowance as of June 30, 2002 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of MidSouth Bancorp, Inc. held May 21, 2002 at 4:00 p.m., the Class III Directors and an additional Class II Director were elected.

The following provides information as to the votes:


Election of Class III Directors         For             Withheld

James R. Davis, Jr.                  2,390,693            8,706

Karen L. Hail                        2,388,654           10,745

Milton B. Kidd, III, O.D.            2,388,574           10,825


Election of an additional Class II Director

Stephen C. May                       2,390,693            8,706

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

10.10 Junior Subordinated Debentures Interest Debenture issued on February 22, 2001 by Midsouth Bancorp, Inc. is included as Exhibit 99 to MidSouth Bancorp, Inc.'s Form 10-QSB filed on May 15, 2001, and is incorporated hereing by reference.

11                      Computation of earnings per share

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports Filed on Form 8-K

				  (none)

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					MidSouth Bancorp, Inc.
					(Registrant)


Date:  August 14, 2002

					________________________________
					C. R. Cloutier, President & CEO


					________________________________

					Karen L. Hail, Executive Vice
					President & CFO


					________________________________
					Teri S. Stelly, Senior Vice
					President & Controller