Form 10QSB
period 2002-09-30
MIDSOUTH BANCORP INC
filed 2002-11-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE

				 COMMISSION

			   WASHINGTON, D.C.  20549


				 FORM 10QSB



__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended...............           September 30, 2002


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

		    Outstanding as of November 14, 2002

Common stock, $.10 par value                                    2,901,142


	      Transitional Small Business Disclosure Format:

			  Yes _______     No ____X____

PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)            Page

	 Financial Highlights                                      3

	 Consolidated Statements of Condition -
	 September 30, 2002 and December 31, 2001                  4

	 Consolidated Statements of Income - Three and
	 Nine Months Ended September 30, 2002 and 2001             5

	 Consolidated Statement of Stockholders' Equity -
	 Nine Months Ended September 30, 2002                      6

	 Consolidated Statements of Cash Flows - Nine Months
	 Ended September 30, 2002 and 2001                         7

	 Notes to Consolidated Financial Statements                8


Item 2.  Management's Discussion and Analysis or Plan
	 of Operation                                              9



PART II - OTHER INFORMATION


Item 4.  Controls and Procedures                                  15


Item 6.  Exhibits and Reports on Form 8-K                         16


Signatures                                                        18


Certifications                                                    19



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)
					  Three Months Ended                Nine Months Ended
					    September 30,                     September 30,
EARNINGS DATA                           2002              2001             2002            2001
				    ______________________________________________________________

Total interest income                $6,255,095        $6,595,945      $18,136,770     $20,286,452
Total interest expense                1,665,696         2,562,343        5,168,155       8,290,008
Net interest income                   4,589,399         4,033,602       12,968,615      11,996,444
Provision for loan losses               429,250           439,323        1,123,250       1,796,667
Non-interest income                   1,827,280         1,241,295        4,989,119       3,790,988
Non-interest expense                  4,313,099         3,835,251       12,588,664      11,360,974
Provision for income tax                432,657           217,196        1,098,771         581,650
Net income                            1,241,673           783,127        3,147,049       2,048,141
Preferred dividend requirement                -                 -                -          52,751
Income available to common
  shareholders                       $1,241,673          $783,127       $3,147,049      $1,995,390
==================================================================================================

PER COMMON SHARE DATA
Basic earnings per share                  $0.43             $0.29            $1.09           $0.79
Diluted earnings per share                $0.42             $0.27            $1.07           $0.72

Book value at end of period               $9.08             $7.71            $9.08           $7.71
Market price at end of period            $12.90            $10.85           $12.90          $10.85
Weighted average shares outstanding
   Basic                              2,883,142         2,734,556        2,883,142       2,539,255
   Diluted                            2,947,053         2,947,085        2,944,338       2,863,059
==================================================================================================

AVERAGE BALANCE SHEET DATA
Total assets                       $376,774,233      $346,466,354     $364,241,788    $343,777,221
Earning assets                      345,278,348       317,629,938      334,193,002     314,937,626
Loans and leases                    230,947,797       211,284,662      221,566,006     207,049,089
Interest-bearing deposits           257,883,761       235,974,649      246,259,581     238,212,967
Total deposits                      337,519,230       311,691,765      326,889,508     311,134,370
Common stockholders' equity          26,040,366        21,147,781       24,361,215      19,766,463
Total stockholders' equity           26,040,366        21,908,019       24,361,215      21,179,144
==================================================================================================

SELECTED RATIOS
Return on average assets
  (annualized)                             1.31%             0.90%            1.16%           0.80%
Return on average common equity
  (annualized)                            18.92%            14.69%           17.27%          13.50%
Return on average total equity
  (annualized)                            18.92%            14.18%           17.27%          12.93%
Leverage capital ratio                     8.24%             8.09%            8.24%           8.09%
Tier 1 risk-based capital ratio           12.09%            11.82%           12.09%          11.82%
Total risk-based capital ratio            13.27%            12.93%           13.27%          12.93%
Allowance for loan losses as a %
  of total loans                           1.28%             1.21%            1.28%           1.21%
==================================================================================================

PERIOD ENDING BALANCE SHEET DATA      9/30/02           9/30/01        Net Change       % Change
Total assets                       $382,269,838      $351,895,745      $30,374,093            8.63%
Earning assets                      349,067,532       320,689,613      $28,377,919            8.85%
Loans and leases, net               232,086,609       211,530,722      $20,555,887            9.72%
Interest-bearing deposits           258,001,766       231,952,055      $26,049,711           11.23%
Total deposits                      342,621,887       310,803,760      $31,818,127           10.24%
Common stockholders' equity          26,328,890        22,373,704       $3,955,186           17.68%
==================================================================================================





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

						     September 30,   December 31,
							 2002            2001 *
ASSETS                                                (unaudited)
						     ____________     ___________

Cash and due from banks                              $17,710,969      $18,547,278
Federal funds sold                                     3,900,000       17,300,000
						     ____________     ___________

     Total cash and cash equivalents                  21,610,969       35,847,278

Interest bearing deposits in banks                         8,668          109,206
Securities available-for-sale, at fair value
  (cost of $84,335,880 in September 2002 and
  $75,052,952 in December 2001)                       86,478,390       75,780,414
Securities held-to-maturity (estimated market
  value of $26,060,306 in September 2002 and
  $24,735,122 in December 2001)                       23,583,471       23,584,850
Loans, net of allowance for loan losses of
  $3,010,394 in September 2002 and $2,705,058
  in December 2001                                   232,086,609      211,685,063
Bank premises and equipment, net                      12,514,115       11,950,701
Other real estate owned, net                             283,552          359,336
Accrued interest receivable                            2,453,883        2,197,794
Goodwill and other intangibles, net                    1,072,366          431,987
Other assets                                           2,177,815        1,833,234
						     ____________     ___________

     Total assets                                   $382,269,838     $363,779,863
						     ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                               $84,620,121      $91,145,842
  Interest bearing                                   258,001,766      239,431,616
						     ____________     ___________

     Total deposits                                  342,621,887      330,577,458

Securities sold under
     repurchase agreements                             3,724,552          663,079
Accrued interest payable                                 624,683        1,057,065
Notes payable                                            796,000        1,431,000
Junior subordinated debenture                          7,000,000        7,000,000
Other liabilities                                      1,173,826          423,700
						     ____________     ___________

     Total liabilities                               355,940,948      341,152,302
						     ____________     ___________

Commitments and contingencies                                 -                -

Stockholders' Equity:
   Common stock, $.10 par value- 5,000,000
     shares authorized, 2,901,142 issued and
     outstanding on September 30, 2002
     and December 31, 2001                               290,114          290,114
   Surplus                                            12,997,762       12,972,762
   Unearned ESOP shares                                 (119,425)        (149,638)
   Unrealized gains on securities available-
     for-sale, net of deferred taxes
     of $738,310 in September 2002 and
     $257,500 in December 2001                         1,404,200          469,962
   Retained earnings                                  11,756,239        9,044,361
						     ____________     ___________

     Total stockholders' equity                       26,328,890       22,627,561
						     ____________     ___________

Total liabilities and stockholders' equity          $382,269,838     $363,779,863
						     ============     ===========


* The consolidated statement of condition at December 31, 2001 is taken from the audited balance sheet on that date.
  See notes to unaudited consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

==========================================================================================

				      Three Months Ended             Nine Months Ended
					September 30,                  September 30,
				     2002           2001            2002           2001
				   _________________________    __________________________

INTEREST INCOME:
Loans, including fees              $5,002,166     $5,171,942    $14,359,603    $15,759,394
Securities
     Taxable                          775,862        982,619      2,378,771      2,911,550
     Nontaxable                       444,316        382,437      1,295,718      1,117,992
Federal funds sold                     32,751         58,947        102,678        497,516
				   __________     __________    ___________    ___________

TOTAL                               6,255,095      6,595,945     18,136,770     20,286,452
				   __________     __________    ___________    ___________

INTEREST EXPENSE:
Deposits                            1,464,055      2,324,703      4,548,184      7,636,773
Securities sold under repurchase
  agreements, federal funds
  purchased and advances               17,176         25,256         47,864         57,774
Long term debt                        184,465        212,384        572,107        595,461
				   __________     __________    ___________    ___________

TOTAL                               1,665,696      2,562,343      5,168,155      8,290,008
				   __________     __________    ___________    ___________

NET INTEREST INCOME                 4,589,399      4,033,602     12,968,615     11,996,444

PROVISION FOR LOAN LOSSES             429,250        439,323      1,123,250      1,796,667
				   __________     __________    ___________    ___________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES         4,160,149      3,594,279     11,845,365     10,199,777
				   __________     __________    ___________    ___________

OTHER OPERATING INCOME:
Service charges on deposits         1,207,055        837,627      3,440,772      2,477,430
Gains on securities, net                  712             -             712         46,491
Credit life insurance                  62,050         45,800        207,870        180,655
Other charges and fees                557,463        357,868      1,339,765      1,086,412
				   __________     __________    ___________    ___________

TOTAL OTHER INCOME                  1,827,280      1,241,295      4,989,119      3,790,988
				   __________     __________    ___________    ___________

OTHER EXPENSES:
Salaries and employee benefits      2,077,537      1,865,624      5,995,105      5,405,654
Occupancy expense                     960,874        829,819      2,730,133      2,504,716
Other                               1,274,688      1,139,808      3,863,426      3,450,604
				   __________     __________    ___________    ___________

TOTAL OTHER EXPENSES                4,313,099      3,835,251     12,588,664     11,360,974
				   __________     __________    ___________    ___________

INCOME BEFORE INCOME TAXES          1,674,330      1,000,323      4,245,820      2,629,791
PROVISION FOR INCOME TAXES            432,657        217,196      1,098,771        581,650
				   __________     __________    ___________    ___________

NET INCOME                          1,241,673        783,127      3,147,049      2,048,141

PREFERRED DIVIDEND REQUIREMENT             -              -              -          52,751
				   __________     __________    ___________    ___________

INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                    $1,241,673       $783,127     $3,147,049     $1,995,390
				   ==========     ==========    ===========    ===========

BASIC EARNINGS PER COMMON SHARE         $0.43          $0.29          $1.09          $0.79
				   ==========     ==========    ===========    ===========

DILUTED EARNINGS PER COMMON SHARE       $0.42          $0.27          $1.07          $0.72
				   ==========     ==========    ===========    ===========


See notes to unaudited consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

				   ____________________________________________________________________________________________
											UNREALIZED
										       GAINS (LOSSES)
				       COMMON STOCK                          ESOP      ON SECURITIES    RETAINED
				     SHARES      AMOUNT       SURPLUS      OBLIGATION     AFS, NET      EARNINGS       TOTAL
				   _____________________    ___________    __________   ____________  ___________   ___________
BALANCE,
   JANUARY 1, 2002
				   2,901,142    $290,114    $12,972,762    ($149,638)     $469,962     $9,044,361   $22,627,561

Dividends on
  common stock                                                                                           (435,171)     (435,171)
Net income                                                                                              3,147,049     3,147,049
Increase in ESOP obligation,
  net of repayments                                                           30,213                                     30,213
Excess of market value over book
  value of ESOP shares released                                  25,000                                                  25,000
Net change in unrealized
  gain/loss on securities
  available-for-sale, net of
  income taxes                                                                             934,238                      934,238
				   _________    ________    ___________    _________    __________    ___________   ___________

BALANCE,
   SEPTEMBER 30, 2002              2,901,142    $290,114    $12,997,762    ($119,425)   $1,404,200    $11,756,239   $26,328,890
				   =========    ========    ===========    =========    ==========    ===========   ===========

See notes to unaudited consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
______________________________________________________________________________

							    September 30, 2002           September 30,2001
							    __________________           _________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $3,147,049                  $2,048,141
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                     989,748                     997,412
    Provision for loan losses                                       1,123,250                   1,796,667
    Deferred income taxes (credit)                                    (21,661)                     10,778
    Discount accretion, net                                           342,597                     103,674
    Net gain on sale of securities                                       (712)                    (46,491)
    (Gain)/loss on sale of premises and equipment                      40,175                      (2,750)
    Loss on sale of other real estate owned                            25,571                      11,542
    Write-down of other real estate owned                                   -                      38,830
    Change in accrued interest receivable                            (256,089)                   (182,650)
    Change in accrued interest payable                               (432,382)                    (50,574)
    Other, net                                                         (7,102)                  1,235,486
							       ______________             _______________
NET CASH PROVIDED BY OPERATING ACTIVITIES                           4,950,444                   5,960,065
							       ______________             _______________


CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits in banks       100,538                     (42,510)
  Proceeds from sales of securities available-for-sale                585,250                   1,647,500
  Proceeds from maturities and calls of securities availab         26,052,802                  19,052,128
  Proceeds from maturities and calls of securities held-to                  -                      65,000
  Purchases of securities available-for-sale                      (36,261,485)                (47,520,898)
  Loan originations, net of repayments                            (16,055,612)                (11,059,826)
  Purchases of premises and equipment                              (1,577,717)                   (792,617)
  Proceeds from sales of premises and equipment                           800                       2,750
  Proceeds from sales of other real estate owned                      225,013                     135,266
  Net cash received in connection with acquisition                  5,882,448                           -
							       ______________             _______________

NET CASH USED IN INVESTING ACTIVITIES                             (21,047,963)                (38,513,207)
							       ______________             _______________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                           (130,092)                 (8,743,445)
  Net increase in securities sold under repurchase
    agreements and Federal Home Loan Bank advances                  3,061,473                   5,758,168
  Issuance of notes payable                                                 -                      20,000
  Repayments of notes payable                                        (635,000)                 (2,984,068)
  Proceeds from issuance of common stock                                    -                      33,764
  Payment of dividends                                               (435,171)                   (453,373)
  Retirement of preferred stock                                             -                     (50,574)
  Issuance of junior subordinated debentures                                -                   7,000,000
							       ______________             _______________

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 1,861,210                     580,472
							       ______________             _______________

NET DECREASE  IN CASH & CASH EQUIVALENTS                          (14,236,309)                (31,972,670)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                     35,847,278                  49,798,538
							       ______________             _______________

CASH & CASH EQUIVALENTS AT END OF PERIOD                          $21,610,969                 $17,825,868
							       ==============             ===============

    See notes to unaudited consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED  FINANCIAL STATEMENTS

1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
     FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of September 30, 2002 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's
      2001 annual consolidated report and Form 10KSB.

      The results of operations for the nine month period ended
      September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.



2.  ALLOWANCE FOR LOAN AND LOSSES

      An analysis of the activity in the allowance for loan losses is as follows:

					    Nine Months Ended
					       September 30,
					    2002          2001
					 __________    __________

       Balance at beginning of period    $2,705,058    $2,276,187
	 Provision for loan losses        1,123,250     1,796,667
	 Recoveries                         111,064        75,199
	 Loans charged off                 (928,978)   (1,550,124)
					 __________    __________

       Balance at end of period          $3,010,394    $2,597,929
					 ==========    ==========




3.  COMPREHENSIVE INCOME

     Comprehensive income includes net income and other comprehensive income (losses) which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale.
     Following is a summary of MidSouth's comprehensive income for the nine months ended September 30, 2002 and 2001.

					    Nine Months Ended
					      September 30,
					    2002          2001
					 __________    __________

      Net income                         $3,147,049    $2,629,791
      Other comprehensive income
	 Unrealized gains (losses)
	  on securities available-
	  for-sale, net:
	 Unrealized holding gains
	  arising during the period         934,701       983,610
	 Less reclassification
	   adjustment for gains
	   included in net income              (463)      (30,219)
					 __________    __________
	Total other comprehensive
	  income                            934,238       953,391
					 __________    __________

Total comprehensive income               $4,081,287    $3,583,182
					 ==========    ==========



4.  ACQUISITION OF BRANCH

     On June 21, 2002 MidSouth acquired the Morgan City, Louisiana branch of IberiaBank for an amount which was approximately $500,000 in excess of book value of those assets on IberiaBank's books. The purchase included, among other things, approximately $6.0 million of cash, $5.4 million of loans, and the assumption of $12.2 million of deposits. MidSouth is presently evaluating the assets purchased and liabilities assumed, and expects to complete that evaluation by December 31, 2002. It is presently estimated that any intangible associated with this acquisition will relate to core deposit intangibles and will be amortized over approximately 8 - 10 years on an accelerated basis.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 2001 annual consolidated financial statements, the notes thereto and the related
Management's Discussion and Analysis.

MidSouth Bancorp, Inc. announced net income of $1,241,673 for the third quarter of 2002, a 59% increase compared to $783,127 for the third quarter of 2001. Basic earnings per share were $.43 and $.29 for the quarters ended September 30, 2002 and 2001, respectively. Diluted earnings per share were $.42 for the third quarter of 2002 compared to $.27 for the third quarter of 2001. The increase resulted from increases of $555,797 in net interest income, attributable primarily to a decline in interest expense, and of $585,273 in non-interest income, primarily due to increased transaction volume on deposit accounts.
The increases in net interest income and non-interest income were partially offset by a $477,848 increase in non-interest expense which included increases in salaries and benefits, building lease expense, maintenance and depreciation of computer hardware and software and other professional fees.

Net income for the nine months ended September 30, 2002 totaled $3,147,049 compared to $2,048,141 for the nine months ended September 30, 2001. Basic earnings per share were $1.09 for the nine months ended September 30, 2002 and $.79 for the nine months ended September 30, 2001. Diluted earnings per share were $1.07 compared to $.72 for the two nine month periods, respectively.
Increases in net interest income of $972,171 and non-interest income of $1,198,131 were partially offset by a $1,227,690 increase in non-interest expense, but a decrease in provision for loan losses of $673,417 helped to boost net earnings 54% in year-to-date comparison.

MidSouth ended the third quarter 2002 with consolidated assets of $382.3 million, an increase of $30.4 million from the $351.9 million reported at September 30, 2001.
Interest-bearing deposits increased $26.0 million and total deposits increased $31.8 million, from $310.8 million at September 30, 2001 to $342.6 million at September 30,
2002.

Loans, net of Allowance for Loan Losses ("ALL"), increased $20.6 million or 10%, from $211.5 million in the third quarter of 2001 to $232.1 million in the third quarter of 2002. Provisions for loan and lease losses totaled $429,250 in the third quarter of 2002 compared to $439,323 in the third quarter of 2001, and $1,123,250 in the first nine months of 2002 compared to $1,796,667 in the comparable
2001 period. Provisions for loan losses were higher in 2001 due to the default and charge-off of a large commercial loan in the second quarter of that year.

Nonperforming loans as a percentage of total loans increased from .09% at September 30, 2001 to .31% at September 30, 2002, primarily due to two large credits totaling $578,000. Loans past due ninety days and over decreased slightly, from $1,344,389 at September 30, 2001 to $1,275,233 at September 30, 2002. Other real estate owned decreased $44,134 for the same period. The ALL represented 298% of nonperforming assets as of September
30, 2002 compared to 497% as of September 30, 2001.

MidSouth's leverage ratio was 8.24% at September 30,
2002, up from 8.09% at September 30, 2001.    Return on
average common equity for the third quarter of 2002 was 18.92% compared to 14.69% for the third quarter of 2001.
Return on average assets was 1.31% for the quarter ended
September 30, 2002 compared to .90% for the quarter ended September 30, 2001.

EARNINGS ANALYSIS

Net Interest Income

Average earning assets increased $27.6 million from $317.6 million for the three months ended September 30, 2001 to $345.2 million for the three months ended
September 30, 2002. The mix of earning assets remained relatively constant, with 67% of average earning assets in loans and 33% in investments and federal funds sold. The average yield on loans decreased 112 basis points, from 9.71% to 8.59% in quarterly comparison. The taxable-equivalent yield on investments declined 82 basis points, from 6.14% in September 2001 to 5.32% in September
2002.

Decreases in the prime lending rate and market competition for quality credits lowered commercial and real estate loan yields by 107 basis points in quarterly comparison. The average volume of the commercial and real estate portfolio grew 10% or $17.3 million in quarterly comparison, from $167.0 million for the quarter ending September 30, 2001 to $184.3 million for the quarter ending September 30, 2002. Quarterly comparison of the consumer loan portfolio showed little change in yield and a $2.4 million increase in average volume from $44.2 million for the quarter ending September 30, 2001 to $ 46.6 million for the quarter ending September 30, 2002.

Average investment volume increased by $6.2 million from $99.0 million at September 30, 2001 to $105.2 million at September 30, 2002. The volume of federal funds sold increased $1.8 million in quarterly comparison. Lower yields in both loans and investments decreased the taxable-equivalent yield on quarterly average earning assets 104 basis points, from 8.45% for the third quarter of 2001 to 7.41% for the third quarter of 2002.

Average interest-bearing deposits increased $21.9 million in quarterly comparison, from $236.0 million for the quarter ending September 30, 2001 to $257.9 million for the quarter ending September 30, 2002, primarily in NOW and money market deposits. Average non-interest bearing deposits increased $3.9 million in quarterly comparison and remained stable at 24% of average total deposits. The rate paid on interest-bearing deposits decreased 166 basis points for the same period, from 3.91% to 2.25%.

Included in interest-bearing liabilities is $7,000,000 in trust preferred securities issued in February 2001. The interest rate on the trust preferred securities is 10.20% with interest payable semi-annually. The average rate paid on total interest-bearing liabilities decreased 167 basis points, from 4.12% for the quarter ended September 30, 2001 to 2.45% for the quarter ended September 30, 2002.

The net effect of changes in the volume, mix of average earning assets and interest-bearing liabilities resulted in a 24 basis point improvement in the net taxable-equivalent yield on average earning assets, from 5.25% for the quarter ended September 30, 2001 to 5.49% for the quarter ended September 30, 2002. A review of the changes in the volume and yields of average earning assets and interest-bearing liabilities between the two nine month periods ended September 30, 2001 and 2002 reflected results similar to the quarterly comparison. The net taxable-equivalent yield on average earning assets for the nine months ended September 30, 2002 increased 11 basis points from 5.30% at September 30, 2001 to 5.41% at September 30, 2002.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $369,428 or 44% for the three months and $963,342 or 39% for the nine months ended September 30, 2002 as compared to the same periods for 2001. The increases were due primarily to a higher volume of transactions on deposit accounts, which resulted in increased insufficient funds fees. Other non-interest income, net of gains on sales of investment securities, increased $215,845 in quarterly comparison and $280,568 in year-to-date comparison, primarily due to increased mortgage origination fee income.

Non-interest Expense

Non-interest expense increased  $477,848 for the three
months and $1,227,690 for the nine months ended
September 30, 2002 compared to the three and nine months
ended September 30, 2001.   Increases were recorded
primarily in the categories of salaries and employee benefits, occupancy expense and professional fees.

Salaries and employee benefits increased primarily due to additional staff and an increase in the cost of group health insurance. The number of full-time equivalent ("FTE") employees increased from 199 in September 2001 to 203 in September 2002. Staff additions over the past twelve months included two senior level positions in credit administration and compliance and two internal auditors.
The staff additions enhanced the risk management and loan administration functions.

Occupancy expense increased in the three and nine months periods ended September 30, 2002 compared to the same period of 2001 due to increases in lease expense, depreciation and maintenance expenses on computer hardware and software and property taxes.

The increase in professional fees resulted primarily from consulting fees associated with a process and workflow review of MidSouth's retail, lending and technology areas.

BALANCE SHEET ANALYSIS

MidSouth ended the third quarter of 2002 with consolidated assets of $382,269,838, an increase of $18.5 million from the $363,779,863 reported for December 31, 2001.
Deposits increased over the nine months ended September
30, 2002 by $12.0 million, from $310,803,760 at December
31, 2001 to $342,621,887 primarily due to the $12.2
million in deposits acquired through the IberiaBank
Morgan City branch purchase on June 21, 2002. Non-interest bearing deposits decreased $6.5 million primarily due to balance fluctuations within commercial deposit accounts. Interest-bearing deposits increased $18.5 million, primarily in NOW and money market accounts.

The loan portfolio grew $20.7 million in the first nine months of 2002, $5.4 million of which was acquired through the branch purchase. Securities available-for-sale increased by $10.7 million, from $75.8 million at December 31, 2001 to $86.5 million at June 30, 2002. The increase reflects purchases of $36.3 million offset by sales, maturities and principal paydowns of $26.6 million. Net unrealized gains in the securities available-for-sale portfolio, net of tax effect, were $1,404,200 at September 30, 2002, compared to a net unrealized gain of $469,962 at December 31, 2001. These amounts result from interest rate fluctuations and do not represent permanent adjustment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

As of September 30, 2002, MidSouth's leverage ratio was 8.24% as compared to 7.80% at December 31, 2001. Tier 1 capital to risk-weighted assets was 12.09% and total capital to risk-weighted assets was 13.27% at the end of the third quarter of 2002. At year-end 2001, Tier 1 capital to risk-weighted assets was 11.68% and total capital to risk-weighted assets was 12.72%. Included in the capital ratio calculations is $7 million in Trust Preferred Securities issued in February of 2001. For regulatory purposes, these funds qualify as Tier 1 capital. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.


Nonperforming Assets and Past Due Loans

Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.

UPDATE




			    Nonperforming Assets and

			     Loans Past Due 90 Days


=====================================================================

				September      December     September
				   30,            31,          30,
				  2002           2001         2001

======================================================================
Nonperforming loans             $726,069       $768,753     $194,570


Other real estate owned, net     283,552        359,336      327,686
			      ________________________________________

Total nonperforming assets    $1,009,621     $1,128,089     $522,256
			      ========================================


Loans past due 90 days

or more and still accruing    $1,275,233       $999,538   $1,344,389


Nonperforming loans as a

% of total loans                   0.31%          0.38%        0.09%


Nonperforming assets as a

% of total loans, other real

estate owned and other assets

Repossessed                        0.43%          0.55%        0.24%


ALL as a % of nonperforming
  assets                         298.17%        201.77%      497.44%


Nonperforming assets were $1,009,621 as of September 30,
2002 a decrease of  $118,468 from the $1,128,089 reported
for December 31, 2001 and an increase of $487,365 from
the $522,256 reported for September 30, 2001.   Three
commercial loans were added to nonperforming loans in December 2001 and specific allocations were made within the ALL to allow for possible losses on the credits. Loans past due 90 days or more increased in September 2002 to $1,275,233 from $999,538 in December 2001 and decreased from $1,344,389 as of September 30, 2001.

Specific reserves have been established in the ALL to cover probable losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes that the $3,010,394 in the allowance as of September 30, 2002 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

Item 4.  Controls and Procedures

MidSouth's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, MidSouth's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to MidSouth (including its consolidated subsidiaries) required to be included in MidSouth's periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in MidSouth's internal controls or in other factors that could significantly affect such controls.

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

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     (b)  Reports Filed on Form 8-K

			      (none)

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					   MidSouth Bancorp, Inc.
					   (Registrant)


Date:  November 14, 2002
       _________________

					   _______________________________
					   C. R. Cloutier, President & CEO



					   _______________________________
					   Karen L. Hail, Executive
					   Vice President & CFO

					   _______________________________
					   Teri S. Stelly, Senior
					   Vice President & Controller

			      CERTIFICATION

I, C. R. Cloutier, President and CEO, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of MidSouth Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


		a) designed such disclosure controls and
		   procedures to ensure that material
		   information relating to the registrant,
		   including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

		b) evaluated the effectiveness of the registrant's
		   disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

		c) presented in this quarterly report our
		   conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

		a) all significant deficiencies in the design or
		   operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

		b) any fraud, whether or not material, that
		   involves management or other employees
		   who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
      _________________

					/s/C.R. Cloutier
					________________
					Chief Executive Officer

			       CERTIFICATION

I, Karen L. Hail, Senior Executive Vice President & CFO, certify that:

     1.  I have reviewed this quarterly report on Form 10-
QSB of MidSouth Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

		a) designed such disclosure controls and
		   procedures to ensure that material
		   information relating to the registrant,
		   including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

		b) evaluated the effectiveness of the registrant's
		   disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

		c) presented in this quarterly report our
		   conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

		a) all significant deficiencies in the design or
		   operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

		b) any fraud, whether or not material, that
		   involves management or other employees
		   who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
      _________________

					/s/Karen L. Hail
					________________
					Chief Financial Officer