Form 10KSB
period 2002-12-31
MIDSOUTH BANCORP INC
filed 2003-03-31
CIK 745981

SECURITIES AND EXCHANGE COMMISSION

			  Washington, D.C.  20549


			       Form 10-KSB


X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		    SECURITIES EXCHANGE ACT OF 1934


	      For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __X__

Total revenues for the year ended December 31, 2002 were $24,337,946.

As of February 28, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant, calculated by reference to the closing sale price of MidSouth's common stock on the AMEX was $28,440,044. As of February 28, 2003 there were outstanding 2,901,142 shares of MidSouth Bancorp, Inc. common stock, $.10 par value, which stock is the only class of the Registrant's common stock.

		  DOCUMENTS INCORPORATED BY REFERENCE
	Proxy Statement for Annual Meeting of Shareholders to be
		     held May 27, 2003 - (Part III)



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

The Bank

     The Bank is a national banking association
domiciled in Lafayette, Louisiana.  The Bank
provides a broad range of commercial and retail
banking services primarily to professional,
commercial and industrial customers in its market
area. These services include, but are not limited to,
interest bearing and non-interest bearing checking
accounts, investment accounts, credit card services,
and loan products.   The Bank is an U.S.
government depository and is also a member of the Pulse network which provides its customers with automatic teller machine services through the GulfNet, Cirrus and Plus networks. Membership in the Community Cash Network provides MidSouth's customers with additional access throughout the Greater New Orleans area with no surcharge. The
Bank operates at the nineteen locations described below under "Item 2 - Properties."

Employees

     As of December 31, 2002, the Bank employed
212 full-time equivalent
employees and the Finance Company had no employees. MidSouth has no employees who are not also employees of the Bank. Through the Bank, employees receive employee benefits, which include an employee stock ownership plan, a 401-K plan and life, health and disability insurance plans.
MidSouth considers the relationships of the Bank with their employees to be very good.

Competition

     The Bank faces keen competition in its market area not only with other commercial banks, but also with savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, money market mutual funds and brokerage houses. Several of the banks in the Lafayette area are subsidiaries of holding companies or branches of banks having far greater resources than the Company.

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

Supervision and Regulation - Bank Holding Companies

General. As a bank holding company, MidSouth is subject to the Bank Holding Company Act of 1956
(the "Act") and is supervised by the Board of Governors of the Federal Reserve System (the
"Federal Reserve Board").  The Act requires
MidSouth to file periodic reports with the Federal
Reserve Board and subjects MidSouth to regulation and examination by the Federal Reserve Board.
The Act also requires MidSouth to obtain the prior approval of the Federal Reserve Board for acquisitions of substantially all of the assets of any bank or bank holding company or more than 5% of the voting shares of any bank or bank holding company. The Act prohibits MidSouth from engaging in any business other than banking or bank-related activities specifically allowed by the Federal Reserve Board and from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

Sarbanes-Oxley Act of 2002. Signed into law on July 30, 2002, the Sarbanes-Oxley Act of 2002 (the
"Act") addresses many aspects of corporate governance and financial accounting and disclosure.
 Primarily, it provides a framework for the oversight of public company auditing and for insuring the independence of auditors and audit committees.
Under the Act, audit committees are responsible for the appointment, compensation and oversight of the work of external and internal auditors. The Act also provides for enhanced and accelerated financial disclosures and establishes certification requirements for a company's chief executive and chief financial officers and imposes new restrictions on and accelerated reporting of certain insider trading activities. Significant penalties for fraud and other violations are included in the Act.

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

While this legislation created new opportunities for the Company to offer expanded services to its customer base in the future, the Company has not yet determined the nature of the expanded services or when the services will be offered.

Capital Adequacy Requirements.  The Federal
Reserve Board monitors the capital adequacy of bank holding companies through the use of a combination of risk-based capital guidelines and leverage ratios. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of a company's assets. Certain off-balance sheet items, such as letters of credit and unused lines of credit, are also assigned risk-weights and included in the risk-based capital calculations. The guidelines require a minimum ratio of total qualifying capital to total risk-weighted assets of 8.0%, of which 4.0% must be in the form of Tier 1 capital. At December 31, 2002, the Company's ratios of Tier 1 and total capital to risk-weighted assets were 12.57% and 13.71%, respectively. MidSouth's leverage ratio (Tier 1 capital to total average adjusted assets) was 8.45% at December 31, 2002. All three regulatory capital ratios for the Company exceeded regulatory minimums at December 31, 2002.

Supervision and Regulation - National Banks

General. As a national banking association, the Bank is supervised and regulated by the Office of the Comptroller of the Currency (its primary regulatory authority), the Federal Reserve Board and the Federal Insurance Deposit Corporation.
Under Section 23A of the Federal Reserve Act, the
Bank is restricted in extending credit to or making investments in MidSouth and other affiliates defined in that act. National banks are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located and are limited as to powers, locations and other matters of applicable federal law.

Capital Adequacy Requirements. A national bank is subject to regulatory capital requirements administered by the federal banking agencies.
Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on a bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain a minimum of total risk-based capital and

Tier 1 capital to risk-weighted assets of 10% and 6%, respectively, and a minimum leverage ratio of 5%. All three regulatory capital ratios for the Bank exceeded these minimums at December 31, 2002.

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

ITEM 2 - Properties.

The Bank leases its principal executive and administrative offices and principal banking facility in Lafayette, Louisiana under a twenty-year lease expiring December 31, 2011. The Bank has six other banking offices in Lafayette, Louisiana, three in New Iberia and one banking office in each of Breaux Bridge, Cecilia, Jeanerette, Opelousas,
Morgan City, Jennings, Lake Charles, and Sulphur
Louisiana. Thirteen of these offices are owned and five are leased. MidSouth also leases space for a banking office opened in Thibodaux,
Louisiana during the fourth quarter of 1999.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of
MidSouth's security holders in the fourth quarter of 2002.

Executive Officers of the Registrant

C. R. Cloutier, 55 - President, Chief Executive
Officer and Director of MidSouth and the Bank for more that the past five years.

Karen L. Hail, 49 - Senior Executive Vice
President and Chief Operations Officer and Director of the Bank, and Chief Financial Officer and Secretary and Treasurer and Director of MidSouth for more than the past five years.

Donald R. Landry, 46 - Senior Vice President and Senior Loan Officer of the Bank for more than the past five years and named Executive Vice
President in 2002.

Jennifer S. Fontenot, 48 - Senior Vice President for more than the past five years and named
Chief Information Officer of the Bank in 2002.

Dwight Utz, 49  - Senior Vice President of Retail
Banking since 2001; prior to his employment at the Bank, Mr. Utz was a Corporate Vice President for
PNC Bank Corporation in Pittsburgh, Pennsylvania.

Teri S. Stelly, 43 - Senior Vice President and
Controller of MidSouth for more than the past five years and named Chief Financial Officer of the Bank in 2002.

Christopher J. Levanti, 36 - Joined MidSouth as
Senior Vice President of Credit Administration in
2002; prior to his employment at the Bank, Mr.
Levanti was Senior Credit Manager at First Data
Merchant Services in Melville, New York.


David L. Majkowski, 52  - Vice President and
Loan review officer of the Bank since 1997; Loan review officer of the Bank since 1995.


     All executive officers of the Company are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

		       PART II

ITEM 5 - Market for Registrant's Common Stock and
	 Related Stockholder Matters.

     As of December 31, 2002, there were 631
common shareholders of record.  MidSouth's
Common Stock is listed on the American Stock
Exchange under the symbol "MSL." The high and low sales prices for the past eight quarters are provided in the Selected Quarterly Financial Data tables included with this filing under Item 7 and is incorporated herein by reference.

     MidSouth has paid quarterly cash dividends of
$.05 per common share since 1998.   It is the
intention of the Board of Directors of MidSouth to continue paying quarterly dividends on the common stock at a rate of $.05 per share. A Special
Dividend of $.05 per common share was paid in addition to the regular $.05 dividend for the fourth quarter of 2002. Restrictions on the Company's ability to pay dividends is described in Item 7 below under the heading "Liquidity - Dividends" and in
Note 13 of notes to the Company's consolidated financial statements.

     Details regarding the Company's stock option plans are included in Note 12 of notes to the Company's consolidated financial statements.




						       FIVE-YEAR SUMMARY OF SELECTED
							CONSOLIDATED FINANCIAL DATA

							  Year Ended December 31,
				_______________________________________________________________________

				    2002           2001           2000           1999           1998
				___________    ___________    ___________    ___________    ___________
Gross interest income           $24,125,789    $26,424,027    $24,449,115    $21,072,733    $18,755,764
Interest expense                 (6,709,231)   (10,408,926)    (9,787,165)    (7,888,351)    (6,931,556)
				___________    ___________    ___________    ___________    ___________

Net interest income              17,416,558     16,015,101     14,661,950     13,184,382     11,824,208

Provision for loan losses        (1,398,250)    (2,176,224)      (897,038)      (906,950)      (999,950)

Other operating income            6,921,388      5,432,859      4,582,995      3,980,496      3,486,937
Other expenses                  (17,082,360)   (15,462,472)   (14,501,566)   (12,740,307)   (11,023,245)
				___________    ___________    ___________    ___________    ___________

Income before income taxes        5,857,336      3,809,264      3,846,341      3,517,621      3,287,950

Provision for income taxes       (1,428,253)      (866,105)      (951,204)      (867,417)      (842,167)
				___________    ___________    ___________    ___________    ___________

Net Income                        4,429,083      2,943,159      2,895,137      2,650,204      2,445,783

Preferred stock dividend
  requirement <FN1>                       -        (52,751)      (246,024)      (131,582)      (148,971)
				___________    ___________    ___________    ___________    ___________

Net income available to
  common shareholders            $4,429,083     $2,890,408     $2,649,113     $2,518,622     $2,296,812
				===========    ===========    ===========    ===========    ===========

Basic earnings per share              $1.53          $1.08          $1.07          $1.03          $0.95
Diluted earnings per share            $1.50          $1.00          $0.95          $0.90          $0.83

Total loans                    $227,052,226   $214,390,121   $204,584,860   $170,468,733   $155,477,263
Total assets                    382,686,993    363,779,863    346,373,433    276,723,841    249,818,268
Total deposits                  343,474,846    330,577,458    319,547,205    251,690,206    229,924,302
Cash dividends on common stock      725,286        547,966        501,443        492,415        434,334
Long-term obligations  <FN2>      7,568,030      8,431,000      4,650,968      3,459,097      3,503,668

Selected ratios:
Loans to assets                       59.33%         58.93%         59.06%         61.60%         62.24%
Loans to deposits                     66.10%         64.85%         64.02%         67.73%         67.62%
Deposits to assets                    89.75%         90.87%         92.26%         90.95%         92.04%
Return on average assets               1.20%          0.85%          0.98%          0.97%          1.04%
Return on average common
  equity  <FN3>                       17.59%         14.04%         17.70%         17.45%         19.16%


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



   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MidSouth Bancorp, Inc. ("MidSouth") is a one-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary, MidSouth Bank, N. A. (the
"Bank"). A second subsidiary, Financial Services of the South, Inc. (the "Finance Company") is in the process of liquidating its loan portfolio by accepting payments on existing loans with no new loans being made. Following is management's discussion of factors that management believes are among those necessary for an understanding of MidSouth's financial statements. The discussion should be read in conjunction with MidSouth's consolidated financial statements and the notes thereto presented herein.

OVERVIEW

Net income for the year ended December 31, 2002 was $4,429,083 compared to $2,943,159 for the year ended
December 31, 2001. Basic earnings per share were $1.53 and $1.08 for the years ended December 31, 2002 and 2001, respectively. Diluted earnings per share were $1.50 for the year ended December 2002 compared to $1.00 for the year ended December 2001. In year-to-date comparison, an increase of $1,401,457 or 9% in net interest income and $1,488,529 or 27% in non-interest income for the year 2002 were partially offset by a $1,619,888 or 10% increase in non-interest expenses, primarily salaries and employee benefits, occupancy, marketing, professional fees and data processing expenses. In addition, a decrease in the loan loss provision of $777,974 helped boost earnings for 2002. The decrease in the provision for loan losses resulted primarily from a decrease in net charge-offs for 2002 compared to 2001, which included a $700,000 default and charge-off of one commercial loan in the second quarter.

MidSouth's total consolidated assets increased $18.9 million or 5% from $363,779,863 at December 31, 2001 to
$382,686,993 at December 31, 2002. Total deposits increased $12.9 million, from $330,577,458 at December 31, 2001 to $343,474,846 at December 31, 2002. Most of the
growth is attributed to the purchase of a second Morgan City banking office in June of 2002.

Loans, net of Allowance for Loan Losses ("ALL"), increased
$12.5 million or 6%, from $211.7 million at December 31, 2001 to $224.2 million at December 31, 2002. Competition for loans remained a challenge throughout 2002, with the low interest rate environment prompting customer payouts and refinancing. Nonperforming loans as a percentage of total loans decreased from .36% or $768,753 at December of 2001 to ..31% or $710,546 at December of 2002. Loans past due 90 days and over also decreased slightly from $999,538 at December 31, 2001 to $818,727 at December 31, 2002.

MidSouth's leverage ratio was 8.45% at December 31, 2002, compared to 8.02% at December 31, 2001. Return on average common equity was 17.59% for 2002 compared to 14.04% for 2001. Return on average assets was 1.20% compared to .85% for the same periods, respectively.

EARNINGS ANALYSIS

Net Interest Income

The primary source of earnings for MidSouth is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables 1 and 2 analyze the changes in net interest income for each of the three years in the period ended December 31, 2002.

Net interest income increased $1,401,457 for 2002 over 2001
and $1,353,151 for 2001 over 2000.  Net interest income
improved for 2002 primarily due to a decline in interest expense combined with increased volumes in the loan and investment portfolios. The increase in net interest income for 2001 resulted primarily from comparable volume increases in both the loan and investment portfolios. The effect of the increased volume of earning assets on total interest income in 2001 was substantially
offset by declining yields on loans and investments.   Average
loans as a percentage of average earnings assets decreased
from 69% in 2000 to 66% in both 2001 and 2002.  Interest
income from loans, including loan fees, increased $1,098,157 from 2000 to 2001 and decreased $1,393,493 from 2001 to
2002.  The decreased interest income in 2002 resulted from a
128 basis point decline in the average yield on loans, from
9.84% in 2001 to 8.56% in 2002.   The effect of declining
yields was partially offset by an increase in average loan volume of $14.9 million or 7% in 2002 and $24.5 million or 13% in 2001. Average yield on total loans decreased 71 basis points in 2001. For the higher volume commercial loan portfolio, average yields decreased from 9.97% in 2000 to 8.87% in 2001 and 8.21% in 2002. Average yields in the installment loan portfolio rose from 12.45% in 2000 to 13.53% in 2001 before falling to 9.97% in 2002. Changes in the New York prime lending rate combined with market competition and a slowing economy impacted MidSouth's loan yields over the past three years. After increasing 100 basis points in 2000, the New York prime fell 475 basis points to 4.75% at December
31, 2001 and an additional 50 basis points to 4.25% at December 31, 2002.

In 2002, businesses and consumers continued to exercise caution with the slow economy, which translated into soft loan demand in MidSouth's markets. Subsequently, MidSouth faced the challenge of investing excess funds in investment securities that yielded reasonable returns without taking on too much risk. The average volume of investment securities increased $9 million to $105 million in 2002 compared to $96 million in 2001. Average taxable equivalent yields on investment securities decreased 91 basis points, from 6.24% in 2001 to 5.33% in 2002. The decrease in yield during 2002 offset the increase in volume and resulted in decreased interest income from investment securities of $478,773 for the year.
The volume of federal funds sold decreased $4.9 million and the average yield dropped 258 basis points to 1.50% for 2002, resulting in a decrease in interest income from federal funds sold of $425,972 for the year.

MidSouth's deposit mix improved during 2002, strengthening its core deposit base with non-interest bearing deposits increasing to 25% of average total deposits. Additionally, the mix of average total interest-bearing deposits shifted to increase the volume of NOW, money market and savings deposits (41% of average total deposits) compared to certificates of deposit (34% of average total deposits). These two categories of interest-bearing deposits were 39% and 37% of average total deposits, respectively, in 2001 and evenly matched at 38% of average total deposits as of December 31, 2000.

Volume increases in interest-bearing deposits were offset by significant rate decreases for the year ended December 31,
2002 and resulted in decreased interest expense of
$3,650,709 in 2002 compared to an increase of $349,744 in
2001. Average interest-bearing deposits increased $8.8 million in 2002, $35.6 million in 2001 and $17.5 million in 2000. The average rate paid on these deposits fell 161 basis points to 2.37% in 2002 from 3.98% in 2001 after rising 55 basis points
to 4.50% in 2000.   In 2002, MidSouth had no borrowings
with the FHLB, except for overnight funds, while in 2001 advances averaged $172,000 at an average rate of 5.23%, down from $2.9 million at an average rate of 6.72% during 2000.

In 2002, MidSouth's notes payable decreased to an average of $.9 million from an average of $1.9 million at December 31, 2001 as the Finance Company continued to pay down its borrowing with payments received on existing credits. In
February 2001, MidSouth issued $7,000,000 of junior subordinated debentures. The debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031. MidSouth paid off its line of credit with proceeds from the issuance of the debentures. Accordingly, the average volume of notes payable decreased from $3.9 million at December 31, 2000 to $1.9 million at December 31, 2001.

The volume increases in MidSouth's earning assets combined with significant rate decreases on interest-bearing liabilities resulted in net taxable-equivalent net yields on average earning assets of 5.38% in 2002 as compared to 5.24% for 2001 and 5.66% for 2000.

 Non-Interest Income

Excluding Securities Transactions. Service charges and fees on deposit accounts represent the primary source of non-interest income for MidSouth. Income from service charges and fees on deposit accounts (including insufficient funds fees) increased $1,173,355 in 2002 and $299,159 in 2001 primarily due to an increase in the number of transaction accounts and the volume of insufficient funds checks processed by MidSouth. Non-interest income resulting from other charges and fees increased $323,107 in 2002 as compared to $403,777 in 2001. An increase of $160,188 and $192,025 in income from a third party mortgage program contributed to the increase in other non-interest income for 2002 and 2001, respectively. An increase in income on Visa debit cards and merchant programs is included in the increase in other charges and fees, however increased expenses on these programs partially offset the benefit.

Securities Transactions. MidSouth had net gains on sales of securities totaling $156,259 in 2002. Sales of $3.3 million in U.
S. Agency securities allowed MidSouth to improve the overall
yield on these securities as they neared maturity.   In 2001, net
gains on the sales of securities totaled $188,883, resulting from sales of $8.6 million in U.S. Treasury and Agency securities and a Ford Motor Credit corporate bond that was sold due to credit quality concerns.

Non-interest Expense

Total non-interest expense increased 11% from 2001 to 2002 and 7% from 2000 to 2001. MidSouth's growth and expansion over the past three years resulted in increases primarily in salaries and employee benefits, occupancy expenses, marketing expenses, and data processing expenses. These increases reflect MidSouth's long-term investment in staff development, system upgrades, and market development.

In 2002, MidSouth focused on improving work-flow processes
and continued to strengthen risk management. Salaries and employee benefits increased $893,120 or 11% as full-time equivalent employees increased from 205 in 2001 to 212 in
2002.  New hires for 2002 included the following management
level positions: a compliance officer, credit administrator, marketing coordinator, and an information services analyst. Benefit costs increased primarily due to the cost of group health
insurance, which increased $201,458 or 40% in 2002.   In
2001, two internal staff auditors, a loan documentation officer and an electronic banking associate were added to strengthen MidSouth's operations and risk management functions. These new positions contributed to the $470,188, or 7%, increase in salaries and employee benefits for 2001.

Occupancy expenses increased $285,410 or 8% from 2001 to 2002 and $162,565 or 5% from 2000 to 2001 as a result of increases in lease expense, property taxes, depreciation, and maintenance expenses. Premises and equipment totaling approximately $1,745,000 and $1,500,000 were added in 2002 and 2001, respectively. Additions in 2002 included primarily leasehold improvements of new and existing leased space at MidSouth's main office and Pinhook facility, and improvements to the Breaux Bridge facility. Additions in 2001 included the new Jennings facility and renovations on the Cecilia office.

Total other non-interest expense increased $531,358 or 11%, from 2001 to 2002 and $328,153 or 7% from 2000 to 2001.
Non-interest expense increased in 2002 primarily due to increased professional fees, which included $179,000 on consulting fees for a processes and work-flow review and $50,000 in recruiting expenses for higher management level positions. In addition, marketing expenses were higher in 2002 due to an increase in advertisement and specific market promotions. Other increases were realized in printing and supplies, postage and telephone expenses. Included in the increase for 2001 is an $80,728 increase in professional fees, which include consulting costs, and $60,154 in the VISA debit and credit card programs and ATM processing. Additional increases were realized in agent commission expense
(associated with the insurance premium financing loan program), directors fees, travel expenses and postage.

Income Taxes

MidSouth's tax expense increased by $562,148 and
approximated 24% of income before income taxes.   Increased
interest income on non-taxable municipal securities further reduced 2002 taxes from the expected statutory rate of 34%. Interest income on non-taxable municipal securities also lowered the effective tax rate for 2001 to approximately 23%. Notes 1 and 9 to MidSouth's Consolidated Financial
Statements provide additional information regarding MidSouth's income tax considerations.

BALANCE SHEET ANALYSIS

Securities

Total investment securities increased $13.6 million, from $99.4 million in 2001 to $113.0 million in 2002. Average duration of the portfolio was 2.75 years as of December 31, 2002 and the average taxable-equivalent yield was 5.33%. Cash flows from maturities and paydowns within the portfolio were reinvested primarily in government agency securities and municipal securities. Slow demand for loans necessitated placement of excess funds in securities and federal funds sold. A favorable increase in the market value of securities available-for-sale is included in the net change in 2002. Unrealized net gains in the securities available-for-sale portfolio were $1,820,250 at December 31, 2002, compared to unrealized net gains of $727,462 at December 31, 2001. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

At December 31, 2002, approximately 31% of MidSouth's securities available-for-sale portfolio represented mortgage-backed securities and 19% represented collateralized mortgage obligations ("CMO's"). MidSouth monitors the risks due to changes in interest rates on mortgage-backed pools by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security. The majority of the CMO's represent FNMA and FHLMC
REMIC pools which each had a book value of less than 10% of stockholders' equity at December 31, 2002. All CMO's held by MidSouth are AAA rated and not considered "high-risk" securities under the Federal Financial Institutions Examination Council ("FFIEC") tests. MidSouth does not own any "high-risk" securities as defined by the FFIEC. An additional 18% of the available-for-sale portfolio consisted of
U. S. Agency securities, while municipal and other securities represented 32% of the portfolio. A detailed credit analysis was performed on each municipal offering by an investment advisory firm prior to purchase. In addition, MidSouth limits the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the non-taxable municipal securities portfolio.

The held-to-maturity portfolio remained constant with $22.4 million in non-taxable and $1.0 million in taxable municipal securities. Municipals purchased during 2002 were placed in the available-for-sale portfolio.

Loan Portfolio

Loan growth continued to be challenging in 2002 after slowing in 2001, with $12.7 million added to the portfolio compared to
$9.8 million added during 2001.  MidSouth's loan portfolio
totaled $227.1 million at December 31, 2002 compared to
$214.4 million at December 31, 2001.  Of the $12.7 million
increase in loans in 2002, $5.4 million were acquired through the purchase of a second Morgan City banking office in June
2002.  Weak loan demand from a soft economy compounded
by a competitive rate environment and payouts caused
MidSouth to fall short of budgeted loan growth in both 2002
and 2001.   The majority of the $12.7 million growth in 2002
continued to be in the real estate portfolio, with a slight increase in commercial loans and a slight decline in the installment portfolio. In 2001, the majority of the $9.8 million growth in was also in the real estate portfolio, while the commercial portfolio decreased slightly and the installment portfolio
remained constant.    The real estate loan growth in 2002 and
2001 consisted of both commercial and consumer credits that call for ten to fifteen year amortization terms with rates fixed for three to five years. The short-term structure of these credits allows management greater flexibility in controlling interest rate risk.

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

Nonperforming assets totaled $930,408 at December 31,
2002, $1,128,089 at December 31, 2001 compared to
$605,772 at December 31, 2000. The decrease in nonperforming assets in 2002 resulted primarily from the sale of other real estate owned. The increase in 2001 was primarily due to the addition of three large commercial credits. Specific allocations had been made within the ALL for possible losses on these credits. Loans past due 90 days and still accruing totaled $818,727 at December 31, 2002 compared to $999,538 at December 31, 2001 and $967,721 at December
31, 2000. The percentage of these past due loans to total loans was .36% at year-end 2002, compared to .47% for both year-end 2001 and year-end 2000. Of the $818,727 in 90 days past due loans still accruing for December 31, 2002, $177,700 was reported past due by the Finance Company.

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

Allowance for Loan Losses.  Provisions totaling $1,398,250,
$2,176,224, and $897,038 for the years 2002, 2001 and
2000, respectively, were necessary to bring the allowance to a level considered by management to be sufficient to cover probable losses in the loan portfolio. Table 4 analyzes activity in the allowance for 2002 and 2001.

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

Quarterly evaluations of the allowance are performed in accordance with accounting principles generally accepted in the Unites States of America and Section 217 of the OCC's manual. Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management and the results of examinations of the loan portfolio by regulatory agencies and others. The process by which management determines the appropriate level of the allowance, and the corresponding provision for possible credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Sources of Funds

Deposits. As of December 31, 2002, total deposits increased $12.9 million to $343.5 million, up from $330.6 million at December 31, 2001. Contributing to the change in total deposits for 2002 is the addition of $12.1 million in deposits from the purchase of a second banking office in Morgan City in June 2002. MidSouth's focus in 2002 was to deepen existing deposit relationships with an emphasis on core deposits. Core deposits, defined as all deposits other than certificates of deposit ("CD's") of $100,000 or more increased to 87% at year-end 2002 as compared to 86% of total deposits at year-
end 2001.   Non-interest bearing deposits also increased in
2002 to 27% versus 26% of total deposits at December 31, 2001. CD's of $100,000 or more totaled $45.1 million at December 31, 2002, a decrease of $.9 million from the $46.0 million reported at year-end 2001.

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

Borrowed Funds.  At December 31, 2002, a note payable of
$568,030 to a financial institution represented the balance of a loan established by Financial Services of the South, Inc. in the amount of $700,030 dated December 12, 2002. Proceeds from the note were used to payout the balance of a $1,099,000 loan issued April 30, 2002. The loan bears a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus twenty-five basis points (0.25%). At December 31, 2002, the effective rate was
4.50%. Interest on this note is payable monthly, with principal due at maturity on December 12, 2003. Advances under the original Line of Credit totaled $1,431,000 at December 31,
2001 and the effective rate was 5.00%.

On February 22, 2001, MidSouth issued $7,000,000 in junior subordinated debentures. These debentures qualify as Tier 1 capital and are presented in the Consolidated Statements of Condition as "Junior Subordinated Debentures." These debentures bear interest at a rate of 10.20% and mature on February 22, 2031. Additional information regarding long-term debt is provided in Note 8 to MidSouth's Consolidated Financial Statements.

The ESOP note held by the Bank was refinanced in the amount of $150,000 on March 11, 1997 at a fixed rate of 7.00% payable in monthly installments of $2,264 with payment in full due on March 10, 2004. A second note was financed on May
11, 2000 in the amount of $130,656 at a fixed rate of 8.00% payable in monthly installments of $1,701 with payment in full due on May 10, 2009. The ESOP obligation constitutes a reduction of MidSouth's stockholders' equity because the primary source of loan repayment is contributions by the Bank to the ESOP; however, the loan is not guaranteed by MidSouth Bank or MidSouth. The ESOP note is eliminated from total loans and long-term debt as an intercompany balance in MidSouth's December 31, 2002 and 2001 consolidated financial statements.

Capital. MidSouth and the Bank are required to maintain certain minimum capital levels. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets. At December 31, 2002, MidSouth and the Bank were in compliance with statutory minimum capital requirements. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of December 31, 2002, MidSouth's Tier 1 capital to average adjusted assets (the "leverage ratio") was 8.45% as compared to 8.02% at December 31, 2001. Tier 1 capital to risk weighted assets was 12.57% and 12.06% for 2002 and 2001, respectively. Total capital to risk weighted assets was 13.71% and 13.20%, respectively, for the same periods. The increased capital ratios resulted primarily from the issuance of $7,000,000 of junior subordinated debentures by MidSouth in February 2001. For regulatory purposes, these funds qualify as Tier 1 Capital. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles. The Bank's leverage ratio was 7.87% at December 31, 2002 compared to 7.41% at December 31, 2001.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates. The
Bank continued to be classified as "well capitalized" throughout the three years ended December 31, 2002. No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading "Balance Sheet Analysis -
Securities," $1,820,250 in unrealized gains on securities available-for-sale less a deferred tax liability of $628,750 was recorded as an addition to stockholders' equity as of December
31, 2002. As of December 31, 2001, $727,462 in unrealized gains on securities available-for-sale, less a deferred tax liability of $257,500, was recorded as an addition to stockholders' equity. While the net unrealized gain or loss on securities available for sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios. The net unrealized gains reported for December 31, 2002 and 2001 did, however, effect MidSouth's equity to assets ratio for financial reporting purposes. The ratio of equity to assets was 7.09% at December 31, 2002 and 6.22% at December 31, 2001.

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

During 2002, MidSouth utilized the Sendero model of asset and liability management. The Sendero model uses basic gap data and additional information regarding rates and prepayment characteristics to construct a gap analysis that factors in repricing characteristics and cash flows from payments received on loans and mortgage-backed securities. The resulting
Sendero gap analysis is presented in Table 5. The cumulative gap at one year is approximately $77,853,000, or 20.34% of total assets at December 31, 2002. Although the 20.34% ratio is above internal policy guidelines of + or - 15% of total assets, management feels the degree of asset sensitivity does not present undue risk to earnings given the current rate environment.

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


The Sendero model also uses the gap analysis data in Table 5 and additional information regarding rates and payment characteristics to perform three simulation tests. The tests use market data to perform rate shock, rate cycle and rate forecast simulations to measure the impact of changes in interest rates, the yield curve and interest rate forecasts on MidSouth's net interest income and economic value of equity. Results of the simulations at December 31, 2002 were within policy guidelines. The results of the simulations are reviewed quarterly and discussed at MidSouth's Funds Management committee meetings.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks. MidSouth's core deposits are its most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity.
 Cash deposits at other banks, federal funds sold and principal payments received on loans and mortgage-backed securities provide additional primary sources of asset liquidity for the Bank. Approximately $18.7 million in projected cash flows from securities during 2003 provides an additional source of liquidity. MidSouth also has borrowing lines with three correspondent banks, including significant borrowing capacity with the FHLB of Dallas, Texas.

Parent Company Liquidity. At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and pay dividends on common stock.
 The parent company issued $7,000,000 in junior subordinated debentures in February 2001, the terms of which are described in Note 8 to MidSouth's Consolidated Financial Statements.
As of December 31, 2002, MidSouth had $2.4 million in interest-bearing balances remaining of proceeds from the issuance of the debentures. Dividends from the Bank totaling $1,200,000 and $200,000 provided additional liquidity for the parent company in 2002 and 2001, respectively. As of January
1, 2003, the Bank had the ability to pay dividends to the parent company of approximately $7 million without prior approval from its primary regulator. As a publicly traded company, MidSouth also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth of the company.

Dividends. The primary source of cash dividends on MidSouth's common stock is cash on hand remaining from the issuance of junior subordinated debentures and dividends from the Bank. The Bank has the ability to declare dividends to the parent company without prior approval of its primary regulator.
 However, the Bank's ability to pay dividends would be prohibited if the result would cause the Bank's regulatory capital to fall below minimum requirements.

Cash dividends totaling $725,286 and $547,966 were declared to common stockholders during 2002 and 2001, respectively.
It is the intention of the Board of Directors of MidSouth to continue to pay quarterly dividends on the common stock at the rate of $.05 per share. A Special Dividend of $.05 per share was paid in addition to the regular $.05 per share dividend for the fourth quarter of 2002 to shareholders of record on December 12, 2002. On August 1, 2001, MidSouth completed the redemption of its Series A Preferred Stock.
Only 3,527 shares had not been converted to MidSouth
Common Stock as of the final day for converting. The remaining 3,527 Preferred Shares were redeemed at a Redemption Price of $14.33 per share. Additional information regarding MidSouth's Preferred Stock is included in Note 13 to MidSouth's Consolidated Financial Statements.

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


Table 1
Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)                                            Year Ended December 31,
(in thousands)
						   2002                           2001                           2000
					___________________________________________________________________________________________
					Average             Average    Average             Average     Average            Average
					Volume   Interest  Yield/Rate  Volume   Interest  Yield/Rate   Volume   Interest Yield/Rate
					___________________________________________________________________________________________
ASSETS
     Interest Bearing Deposits             $115       $3     2.61%        $217      $13     5.99%         $258      $20     7.75%
     Investment Securities       <FN1>
     Taxable                             65,479    3,090     4.72%      65,481    3,795     5.80%       54,295    3,426     6.31%
		 Tax Exempt      <FN2>   39,379    2,505     6.36%      30,259    2,179     7.20%       24,295    1,766     7.27%
				       _________________              _________________               _________________

     Total Investments                  104,973    5,598     5.33%      95,957    5,987     6.24%       78,848    5,212     6.61%
     Federal Funds Sold and Securities
		 Purchased Under
		   Agreements to Resell   8,974      135     1.50%      13,845      565     4.08%        5,352      331     6.18%
     Loans                       <FN3>
		 Commercial and Real
		   Estate               179,499   14,739     8.21%     165,420   14,668     8.87%      141,340   14,092     9.97%
		 Installment             44,205    4,407     9.97%      43,378    5,871    13.53%       42,961    5,349    12.45%
				       _________________              _________________               _________________

     Total Loans                        223,704   19,146     8.56%     208,798   20,539     9.84%      184,301   19,441    10.55%

		 Total Earning Assets   337,651   24,879     7.37%     318,600   27,091     8.50%      268,501   24,984     9.30%

     Allowance for Loan Losses          (2,714)                         (2,404)                          (2,022)
     Nonearning Assets                  32,055                          31,618                           28,315
				      ________                        ________                         ________
		 Total Assets         $366,992                        $347,814                         $294,794
				      ========                        ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
		 NOW, Money Market,
		   and Savings         $134,502   $1,706     1.27%     $122,562   $2,992     2.44%      $102,709   $3,510     3.42%
		 Certificates of
		   Deposits             114,002    4,174     3.66%      117,163    6,539     5.58%       101,446    5,671     5.59%
				       _________________               _________________                _________________

     Total Interest Bearing Deposits    248,504    5,880     2.37%      239,725    9,531     3.98%       204,155    9,181     4.50%
     Federal Funds Purchased and
       Securities Sold Under Agreements
	 to Repurchase                    3,469       56     1.61%        1,601       71     4.43%         1,155       63     5.45%
     FHLB Advances                            -        -                    172        9     5.23%         2,915      196     6.72%
     Notes Payable                          946       59     6.24%        1,860      177     9.52%         3,898      347     8.90%
     Junior Subordinated Debentures       7,000      714    10.20%        6,073      621    10.20%             -        -
				       _________________               _________________                _________________

     Total Interest Bearing Liabilities 259,919    6,709     2.58%      249,431   10,409     4.17%       212,123    9,787     4.61%

     Demand Deposits                     81,625                          74,733                           63,713
     Other Liabilities                    1,513                           1,983                            1,369
     Stockholders' Equity                23,935                          21,667                           17,589
				       ________                        ________                         ________

     Total Liabilites and
       Stockholders' Equity            $366,992                        $347,814                         $294,794
				       ========                        ========                         ========


NET INTEREST INCOME AND NET
  INTEREST SPREAD                                $18,170     4.79%               $16,682     4.33%                $15,197     4.69%
						 =======                         =======                          =======
NET YIELD ON EARNING ASSETS                                  5.38%                           5.24%                            5.66%



<FN1>Securities classified as available-for-sale are included in average  <FN3>Interest income includes loan fees of
     and interest income figures reflect interest earned on such               $1,486,000 for 2002, $1,406,000 for 2001,
     securities.                                                               and $1,276,000 for 2000.  Nonaccrual loans
									       are included in average balances
<FN2>Interest income of $754,000 for 2002, $667,000 for 2001, and              and income on such loans is recognized on
     $535,000 for 2000 is added to interest earned on tax-exempt               a cash basis.
     is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.





Table 2
Changes in Taxable-Equivalent Net Interest Income
(in thousands)

						     2002 Compared to 2001                        2001 Compared to 2000
					    ________________________________________     ________________________________________
					       Total                                        Total
					     Increase         Change Attributable To      Increase         Change Attributable To
					    (Decrease)          Volume    Rates          (Decrease)          Volume    Rates
					    ________________________________________     ________________________________________
Taxable-equivalent interest earned on:
     Interest Bearing Deposits                  ($10)              ($5)     ($5)              ($7)              ($3)     ($4)
     Investment Securities
	Taxable                                 (705)                -     (705)              369               611     (242)
	Tax Exempt                               326               532     (206)              413               429      (16)
     Federal Funds Sold and Securities
	Purchased Under Agreement to Resell     (430)             (154)    (276)              234               298      (64)
     Loans, including fees                    (1,393)            1,699   (3,092)            1,098             2,230   (1,132)
					     _______           ________  ______           _______          _________  ______
     TOTAL                                    (2,212)            2,072   (4,284)            2,107             3,565   (1,458)
					     _______           ________  ______           _______          _________  ______
Interest Paid On:
     Interest Bearing Deposits                (3,651)              363   (4,014)              350             1,046     (696)
     Federal Funds Purchased and Securities
	Sold Under Agreement to Repurchase       (15)               93     (108)                8                16       (8)
     FHLB Advances                                (9)               (9)       -              (187)             (151)     (36)
     Notes Payable                              (118)              (69)     (49)             (170)             (196)      26
     Junior Subordinated Debentures               93                93        -               621               621        -
					     _______           ________  ______           _______          _________  ______

     TOTAL                                    (3,700)              471   (4,171)              622             1,336     (714)
					     _______           ________  ______           _______          _________  ______

  Taxable-equivalent net interest income      $1,488            $1,601    ($113)           $1,485            $2,229    ($744)
					     =======           ========  ======           =======          =========  ======


 NOTE:  Changes due to both volume and rate has generally been allocated to volume and
	rate changes in proportion to the relationship of the absolute dollar amounts
	to the changes in each.




				  TABLE 3
			  Nonperforming Assets and
			   Loans Past Due 90 Days



___________________________________________________________________________
			    December 31,     December 31,     December 31,
				2002             2001             2000
___________________________________________________________________________

Nonperforming loans            $710,546         $768,753         $159,726
Other real estate owned, net    174,800          359,336          446,046
Other assets repossessed         45,062                -                -
			      _________       __________        _________


Total nonperforming assets     $930,408       $1,128,089         $605,772
			      =========       ==========        =========


Loans past due 90 days
or more and still accruing     $818,727         $999,538         $967,721

Nonperforming loans as a
% of total loans                  0.31%            0.36%            0.08%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                       0.41%            0.53%            0.30%

Allowance for loan losses
as a % of nonperforming asse    310.76%          239.79%          375.75%

__________________________________________________________________________






TABLE 4 - Summary of Loan Loss Experience
(in thousands)

						2002              2001
					       ______            ______

BALANCE AT BEGINNING OF YEAR                   $2,705            $2,276

CHARGE-OFFS
   Commercial, Financial and Agricultural         632             1,032
    Real Estate - Construction                      -                 -
    Real Estate - Mortgage                         30                62
    Installment Loans to Individuals              628               760
    Lease Financing Receivables                    74                 6
    Other                                           -                53
					       ______            ______

      Total Charge-offs                         1,364             1,913
					       ______            ______

RECOVERIES
   Commercial, Financial and Agricultural          37                19
    Real Estate - Construction                      -                 -
    Real Estate - Mortgage                          -                 -
    Installment Loans to Individuals              115               143
    Lease Financing Receivables                     -                 -
    Other                                           -                 4
					       ______            ______

      Total Recoveries                            152               166
					       ______            ______

Net Charge-offs                                 1,212             1,747
Additions to allowance charged to
  operating expenses                            1,398             2,176
					       ______            ______

BALANCE AT END OF YEAR                         $2,891            $2,705
					       ======            ======

Net charge-offs to average loans                 0.54%             0.84%
Year-end allowance to year-end loans             1.27%             1.26%




Refer to "Balance Sheet Analysis - Asset Quality - Allowance for
Loan Losses" for a description of the factors which influence management's judgement in determining the amount of the provisions to the allowance.


						       % of category              % of category
Allowance for Loan Losses                    2002      to total loans     2001    to total loans
________________________________________________________________________________________________

   Commercial, Financial and Agricultural     209          33.42%          385       33.93%
   Real Estate - Construction                               3.70%                     3.31%
   Real Estate - Mortgage                                  48.22%          185       45.55%
   Installment Loans to Individuals            18          13.11%           15       14.87%
   Lease Financing Receivables                              1.50%                     2.20%
   Other                                                    0.05%                     0.14%
   Unallocated                              2,664                        2,120
					  _________________________________________________
					   $2,891         100.00%       $2,705      100.00%
					  =================================================




Table 5
Interest Rate Sensitivity and Gap Analysis Table
December 31, 2002
(in thousands)


											 Non-interest
					     0-3 MOS  4-6 MOS 7-12 MOS  1-5 YRS   > 5YRS     Bearig   Total
					     ______________________________________________________________

		 ASSETS
		 Interest Bearing Deposits        $2 $     -  $     -  $     -  $     -  $     -        $2
		 Fed Funds Sold                9,400                                                 9,400
		 Investments
		   Mutual Funds                  971                                                   971
		   Investment Securities       5,749    2,105    5,961   40,988   13,968            68,771
		   Mortgage-backed Securitie  12,375    8,339   10,647   11,693      178            43,232
		 Loans
		   Fixed Rate                 55,434   24,125   34,962   57,215    1,308           173,044
		   Variable Rate              54,008                                                54,008
		 Other Assets                                                              36,150   36,150
		 Allowance for Loan Losses                                                 (2,891)  (2,891)
					     ______________________________________________________________

		 Total Assets               $137,939  $34,569  $51,570 $109,896  $15,454  $33,259 $382,687
					     ==============================================================

		 LIABILITIES
		 NOW                          $4,602   $4,164   $7,176  $25,844   $6,523           $48,309
		 MMDA                          9,436    9,980   15,449   34,966    2,331            72,162
		 Savings                       1,750    1,689    2,911   10,484    2,647            19,481
		 CD'S                         35,378   27,794   22,349   23,549                    109,070
		 Demand Deposits                                                           94,452   94,452
		 Other Liabilities             2,979               568             7,000    1,547   12,094
		 Stockholders' Equity                                                      27,119   27,119
					     ______________________________________________________________

		 Total Liabilities           $54,145  $43,627  $48,453  $94,843  $18,501 $123,118 $382,687
					     ==============================================================
		 Repricing/maturity gap:
		   Period                    $83,794  ($9,058)  $3,117  $15,053  ($3,047)($89,859)
		   Cumulative                $83,794  $74,736  $77,853  $92,906  $89,859
					     =====================================================

		 Cumualtive Gap/Total Assets   21.90%   19.53%   20.34%   24.28%   23.48%
					     ____________________________________________






MIDSOUTH BANCORP, INC.
LOAN PORTFOLIO
LOAN MATURITIES AND SENSITIVITY TO INTEREST RATES for the Year Ended December 31, 2002

(dollars in thousands)

					    Fixed and Variable Rate
					   Loans at Stated Maturities                 Amounts Over One Year With
				  _____________________________________________       _______________________________
				  1 Year      1 Year -      Over                      Predetermined Floating
				  or Less      5 Years     5 Years       Total         Rates        Rates     Total
				  _____________________________________________       _______________________________
Commercial, Financial
     Industrial, Commercial
     Real Estate Mortgage
     and Commercial Real
     Estate - Construction        $65,493      $79,168     $31,063     $175,724       $77,706     $32,525    $110,231

Installment Loans to
    Individuals and Real
    Estate Mortgage                12,599       33,383       1,844      $47,826        32,126       3,101     $35,227

Lease Financing
    Receivables                       373        3,026           -       $3,399         3,026           -      $3,026

Other                                 103            -           -         $103             -           -           -
				  _____________________________________________      ________________________________

TOTAL                             $78,568     $115,577     $32,907     $227,052      $112,858     $35,626    $148,484
				  =============================================      ================================






MIDSOUTH BANCORP, INC.
SECURITIES PORTFOLIO
MATURITIES AND AVERAGE YIELDS
for the Year Ended December 31, 2002
(dollars in thousands)

								After 1 but         After 5 but
					  Within 1 Year       Within 5 Years      Within 10 Years    After 10 Years
SECURITIES AVAILABLE FOR SALE             Amount   Yield       Amount  Yield      Amount    Yield    Amount    Yield       Total
					  ________________________________________________________________________________________
U.S. Treasury and U.S.
    Government Agency securities                -      -       $13,844  3.35%      $2,109    1.95%        -        -      $15,953

Obligations of State and
    Political Subdivisions                  5,963    1.98%       7,589  2.76%       6,633    4.07%     2,833    5.10%      23,018

Mortgage Backs and CMOs                        -     0.00%         851  4.37%      20,561    4.38%    22,569    5.28%      43,981

Corporates and other securities             2,056    5.38%       2,118  3.59%           -      -       1,479    3.84%       5,653

Mutual funds                                  971    3.03%           -     -            -      -           -       -          971
					  ________________________________________________________________________________________

Total Fair Value                           $8,990              $24,402            $29,303            $26,881              $89,576

					  ========================================================================================

								After 1 but          After 5 but
					  Within 1 Year        Within 5 Years      Within 10 Years     After 10 Years
HELD TO MATURITY                          Amount   Yield       Amount  Yield      Amount    Yield      Amount    Yield     Total
					  ________________________________________________________________________________________

Obligations of State and
  Political Subdivisions                    $30     5.74%    $6,349    5.25%     $14,144    5.06%   $2,875     5.26%     $23,398
					  ________________________________________________________________________________________

Total Amortized Cost                        $30              $6,349              $14,144            $2,875               $23,398

					  ========================================================================================




MIDSOUTH BANCORP, INC.
SUMMARY OF
AVERAGE DEPOSITS
(in thousands)
				 2002                         2001

			  AVERAGE       AVERAGE        AVERAGE       AVERAGE
			  AMOUNT         YIELD         AMOUNT        YIELD
			  _______       _______        _______       _______

Non-interest bearing      $81,625         0.00%        $74,732         0.00%
    Demand Deposits

Interest bearing Deposits
    Savings, NOW, MMKT    134,502         1.27%        122,562         2.44%

    Time Deposits         114,002         3.66%        117,163         5.58%
			 ________                     ________

Total                    $330,129         1.78%       $314,457         3.03%
			 ========                     ========







MATURITY SCHEDULE
TIME DEPOSITS OF
$100,000 OR MORE
(in thousands)

				   2002            2001
				  _______         ______

3 months or less                  $15,291         $18,083

3 months through 6 months          11,122           9,140

7 months through 12 months          9,048          14,872

over 12 months                      9,656           3,983
				  _______         _______

Total                             $45,117         $46,078
				  =======         =======



SUMMARY OF RETURN
ON EQUITY AND ASSETS

				   2002             2001
				  ________         _______
Return on Average Assets             1.20%           0.85%

Return on Average Common Equity     17.59%          14.04%

Dividend Payout Ratio
    on Common Stock                 16.38%          18.96%

Average Equity to
    Average Assets                   6.52%           6.23%



      MIDSOUTH BANCORP, INC.
      AND SUBSIDIARIES



      Consolidated Financial Statements for the
      Years Ended December 31, 2002, 2001 and
      2000 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
  of MidSouth Bancorp, Inc.
Lafayette, Louisiana

We have audited the accompanying consolidated statements of condition of MidSouth Bancorp, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries at December 31,
2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 7, 2003




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 2002 AND 2001
______________________________________________________________________________________________________

ASSETS                                                                 2002                   2001
Cash and due from banks                                           $   18,066,035         $   18,547,278
Federal funds sold                                                     9,400,000             17,300,000
								  ______________         ______________

	   Total cash and cash equivalents                            27,466,035             35,847,278

Interest-bearing deposits in banks                                         1,694                109,206
Securities available-for-sale at fair value (amortized cost of
  $87,755,455 in 2002 and $75,052,953 in 2001)                        89,575,706             75,780,414
Securities held-to-maturity (estimated fair value of $25,660,511
  in 2002 and $24,735,122 in 2001)                                    23,398,282             23,584,850
Loans, net of allowance for loan losses of $2,891,380 in 2002
  and $2,705,058 in 2001                                             224,160,846            211,685,063
Accrued interest receivable                                            2,502,684              2,197,794
Premises and equipment, net                                           12,321,510             11,950,701
Other real estate owned, net                                             174,800                359,336
Goodwill, net                                                            431,987                431,987
Other assets                                                           2,653,449              1,833,234
								  ______________         ______________

								  $  382,686,993        $   363,779,863
								  ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                            $   94,452,378        $    91,145,842
  Interest bearing                                                   249,022,468            239,431,616
								  ______________         ______________

	   Total deposits                                            343,474,846            330,577,458

Securities sold under repurchase agreements                            2,978,860                663,079
Accrued interest payable                                                 705,106              1,057,065
Notes payable                                                            568,030              1,431,000
Junior subordinated debentures                                         7,000,000              7,000,000
Other liabilities                                                        841,592                423,700
								  ______________         ______________

	   Total liabilities                                         355,568,434            341,152,302
								  ______________         ______________

Commitments and Contingencies                                              -                      -

Stockholders' equity:
  Common stock, $.10 par value, 5,000,000 shares authorized;
    2,901,142 issued and outstanding at December 31, 2002 and 2001       290,114                290,114
  Additional paid in capital                                          12,997,762             12,972,762
  Unearned ESOP shares                                                  (108,975)              (149,638)
  Unrealized gains on securities available-for-sale,
    net of deferred taxes                                              1,191,500                469,962
  Retained earnings                                                   12,748,158              9,044,361
								  ______________         ______________

	   Total stockholders' equity                                 27,118,559             22,627,561
								  ______________         ______________

								  $  382,686,993         $  363,779,863
								  ==============         ==============

See notes to consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
_____________________________________________________________________________________________________________________


							       2002                 2001                  2000
INTEREST INCOME:
  Loans, including fees                                 $      19,145,655    $    20,539,148       $      19,440,991
  Securities:
    Taxable                                                     3,090,212          3,807,820               3,445,594
    Nontaxable                                                  1,750,885          1,512,050               1,231,074
  Federal funds sold                                              139,037            565,009                 331,456
							  _______________      _____________         _______________
      Total interest income                                    24,125,789         26,424,027              24,449,115
							  _______________      _____________         _______________

INTEREST EXPENSE:
  Deposits                                                      5,880,034          9,530,743               9,180,999
  Securities sold under repurchase agreements,
    federal funds purchased and advances                           62,270             73,703                 259,399
  Long-term debt                                                  766,927            804,480                 346,767
							  _______________      _____________         _______________

      Total interest expense                                    6,709,231         10,408,926               9,787,165
							  _______________      _____________         _______________

NET INTEREST INCOME                                            17,416,558         16,015,101              14,661,950

PROVISION FOR LOAN LOSSES                                       1,398,250          2,176,224                 897,038
							  _______________      _____________         _______________

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                    16,018,308         13,838,877              13,764,912
							  _______________      _____________         _______________

NONINTEREST INCOME:
  Service charges on deposit accounts                           4,707,468          3,534,113               3,234,954
  Gains on sale of securities, net                                156,259            188,883                  16,126
  Credit life insurance                                           270,737            246,046                 271,875
  Other charges and fees                                        1,786,924          1,463,817               1,060,040
							  _______________      _____________         _______________

								6,921,388          5,432,859               4,582,995
							  _______________      _____________         _______________

NONINTEREST EXPENSES:
  Salaries and employee benefits                                8,103,370          7,300,250               6,830,062
  Occupancy expense                                             3,708,995          3,423,585               3,261,020
  Other                                                         5,269,995          4,738,637               4,410,484
							  _______________      _____________         _______________

							       17,082,360         15,462,472              14,501,566
							  _______________      _____________         _______________

INCOME BEFORE INCOME TAXES                                      5,857,336          3,809,264               3,846,341

PROVISION FOR INCOME TAXES                                      1,428,253            866,105                 951,204
							  _______________      _____________         _______________

NET INCOME                                                      4,429,083          2,943,159               2,895,137

PREFERRED DIVIDENDS AND OTHER                                       -                 52,751                 246,024
							  _______________      _____________         _______________

NET INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                                          $       4,429,083    $     2,890,408        $      2,649,113
							  ===============      =============         ===============
EARNINGS PER COMMON SHARE:

  BASIC                                                           $1.53              $1.08                  $1.07
								  =====              =====                  =====

  DILUTED                                                         $1.50              $1.00                  $ .95
								  =====              =====                  =====

See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
_____________________________________________________________________________________________________________

							       2002               2001                2000

Net income                                                 $  4,429,083     $    2,943,159    $    2,895,137
Other comprehensive income:
  Unrealized gain on securities
    available-for-sale, net:
    Unrealized holding gains arising
      during the year                                           824,669            509,425         1,044,273
    Less reclassification adjustment for gains
      included in net income                                   (103,131)          (124,663)          (10,643)
							   ____________     ______________    ______________

	   Total other comprehensive income                     721,538            384,762         1,033,630
							   ____________     ______________    ______________

TOTAL COMPREHENSIVE INCOME                                 $  5,150,621     $    3,327,921    $    3,928,767
							   ============     ==============    ==============

See notes to consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders' Equity
Years Ended December 31, 2002, 2001 and 2000

__________________________________________________________________________________________________________________________________

												 Unrealized
											      Gains (Losses)
				  Preferred Stock      Common Stock       Additional           on Securities
				___________________  ___________________   Paid in      ESOP     Available   Retained
				Shares    Amount      Shares    Amount      Capital   Obligation  for Sale   Earnings    Total
BALANCE, JANUARY 1, 2000        152,736  $2,176,488  2,481,843 $248,184 $10,983,714  ($89,044) ($948,430)  $4,554,249  $16,925,161

Dividends on common stock -
  $.20 per share                      -           -          -        -           -         -          -     (501,443)    (501,443)
Dividends on preferred stock          -           -          -        -           -         -          -     (138,774)    (138,774)
Preferred stock conversion      (11,116)   (158,403)    33,323    3,333     155,070         -          -            -            -
Redemption of preferred stock   (11,000)   (156,750)         -        -           -         -          -     (107,250)    (264,000)
Excess of market value over
  book value of ESOP shares
  released                            -           -         -         -       8,750         -          -            -        8,750
Net income                            -           -         -         -           -         -          -    2,895,137    2,895,137
ESOP new obligations, net             -           -         -         -           -   (96,083)         -            -      (96,083)
Net change in unrealized gains
  (losses) on securities
  available-for-sale,
  net of tax                          -           -         -         -           -         -  1,033,630            -    1,033,630
				_______    ________  ________   _______  __________   _______  _________    _________    _________


BALANCE, DECEMBER 31, 2000      130,620   1,861,335 2,515,166   251,517  11,147,534  (185,127)    85,200    6,701,919   19,862,378



Issuance of common stock              -           -     5,062       506      33,258         -          -            -       33,764
Dividends on common stock -
  $.20 per share                      -           -         -         -           -         -          -     (547,966)    (547,966)
Dividends on preferred stock          -           -         -         -           -         -          -      (52,751)     (52,751)
Preferred stock conversion     (127,092) (1,811,061)  380,914    38,091   1,772,970         -          -            -           -
Redemption of preferred stock    (3,528)    (50,274)        -         -           -         -          -            -      (50,274)
Excess of market value over book
  value of ESOP shares released       -           -         -         -      19,000         -          -            -       19,000
Net income                            -           -         -         -           -         -          -    2,943,159    2,943,159
ESOP obligation, repayments           -           -         -         -           -    35,489          -            -       35,489
Net change in unrealized gains
  (losses) on securities
  available-for-sale,
  net of tax                          -           -         -         -           -         -    384,762            -      384,762
				_______    ________  ________   _______  __________  ________  _________    _________    _________

BALANCE, DECEMBER 31, 2001            -           - 2,901,142   290,114  12,972,762  (149,638)   469,962    9,044,361   22,627,561


Dividends on common stock -
  $.25 per share                      -           -         -         -           -         -          -     (725,286)    (725,286)
Excess of market value over book
  value of ESOP shares released       -           -         -         -      25,000         -          -            -       25,000
Net income                            -           -         -         -           -         -          -    4,429,083    4,429,083
ESOP obligation, repayments           -           -         -         -           -    40,663          -            -       40,663
Net change in unrealized gains
  (losses) on securities
  available-for-sale,
  net of tax                          -           -         -         -           -         -     721,538           -      721,538
				_______    ________  ________   _______  __________  ________  __________  ___________  __________

BALANCE, DECEMBER 31, 2002            -   $       - 2,901,142  $290,114 $12,997,762 ($108,975) $1,191,500  $12,748,158 $27,118,559
				=======    ======== =========  ======== ===========  ========  ==========  ===========  ==========


See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
________________________________________________________________________________________________________

							   2002               2001             2000

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                                       $     4,429,083     $    2,943,159   $   2,895,137
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
	Depreciation and amortization                       1,365,708         1,310,180       1,371,272
	Provision for loan losses                           1,398,250         2,176,224         897,038
	Provision for and losses on other real
	  estate owned                                          8,302            92,687         104,226
	Deferred income taxes (benefit)                        14,000           (70,000)        (17,000)
	Amortization of premiums on securities, net           517,083           204,538          80,327
	Gain on sales of securities                          (156,259)         (188,883)        (16,126)
	Change in accrued interest receivable                (304,890)          167,556        (446,168)
	Change in accrued interest payable                   (351,959)           49,763         292,131
	Other, net                                           (222,446)           61,530        (205,911)
							  ___________      ____________      __________
	   Net cash provided by operating
	     activities                                     6,696,872         6,746,754       4,954,926
							  ___________      ____________      __________

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Net decrease (increase) in interest-
      bearing deposits in banks                               107,512           (40,524)        287,442
    Proceeds from sales of securities
      available-for-sale                                    3,356,378         9,794,538       2,064,519
    Proceeds from maturities and calls of
      securities available-for-sale                        40,838,882        28,736,270      14,949,666
    Proceeds from maturities of securities
       held-to-maturity                                       185,000            25,000          50,000
    Purchases of securities available-for-sale            (57,257,019)      (59,776,682)    (13,790,321)
    Purchases of securities held-to-maturity                       -                 -       (2,376,258)
    Loan originations, net of repayments                   (8,460,365)      (11,675,897)    (34,881,779)
    Purchases of premises and equipment                    (1,744,910)       (1,506,020)     (1,681,950)
    Proceeds from sales of other real
      estate owned                                            417,000           117,306         197,186
    Net cash received from acquisition                      5,882,448                -             -
    Other, net                                                  1,509             8,533            -
							  ___________      ____________      __________

	 Net cash used in investing activities            (16,673,565)      (34,317,476)    (35,181,495)
							  ___________      ____________      __________


											 (Continued)


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
____________________________________________________________________________________________________


							  2002             2001               2000

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Net increase in deposits                              722,867       11,030,253       67,856,999
    Net increase (decrease) in repurchase agreement     2,315,781         (334,537)         391,015
    Repayments of FHLB advances, net                         -            (175,968)      (3,000,000)
    Issuance of notes payable                             700,030           20,000        1,525,000
    Proceeds from junior subordinated
      debentures, net                                        -           6,774,297             -
    Repayments of notes payable                        (1,563,000)      (3,064,000)        (333,129)
    Proceeds from issuance of common stock                   -              33,764             -
    Payment of dividends on common and
      preferred stock                                    (580,228)        (614,073)        (638,468)
    Redemption of preferred stock                            -             (50,274)        (264,000)
						       __________       __________      ___________

	Net cash provided by financing activities       1,595,450       13,619,462       65,537,417
						       __________       __________      ___________

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                     (8,381,243)     (13,951,260)      35,310,848

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                    35,847,278       49,798,538       14,487,690
						       __________       __________      ___________

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                        $ 27,466,035    $  35,847,278      $49,798,538
						       ==========       ==========      ===========

SUPPLEMENTAL CASH FLOW
  INFORMATION:
  Interest paid                                      $  7,061,190    $  10,359,163      $ 9,495,034
						       ==========       ==========      ===========

  Income taxes paid                                  $  1,550,000    $     800,155      $   985,408
						       ==========       ==========      ===========


See notes to consolidated financial statements.


											(Concluded)






MIDSOUTH BANCORP, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
_________________________________________________________


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

	Description of Business - The Company is a bank holding company headquartered in Lafayette, Louisiana operating principally in the community banking business segment by providing banking services to commercial and retail customers through its wholly owned subsidiary, the Bank. The Bank is community oriented and focuses primarily on offering competitive commercial and consumer loan and deposit services to individuals and small to middle market businesses. The Company also provides consumer loan services to individuals through the Finance Company.

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

	Securities - Securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No.
	115 "Accounting for Certain Investments in Debt and
	Equity Securities". SFAS No. 115 requires the classification of securities into one of three categories: trading, available-for-sale, or held-to-maturity.
	Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. The Company had no trading account securities during the three years ended December 31, 2002. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders' equity until realized.

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

	Goodwill - Prior to 2002, Goodwill was amortized on the straight-line basis over a fifteen year period. Amortization expense amounted to approximately $-0- in 2002, $60,584 in 2001 and $60,584 in 2000. Accumulated amortization at December 31, 2002 and 2001 was $421,705.

	In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
	No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles." These Statements provide that, among other things, (1) all business combinations on or after July 1, 2001 be accounted for as purchases, (2) any related goodwill on those acquisitions does not require amortization, but is subject to a periodic impairment test and that (3) goodwill on any of the Company's acquisitions prior to July 1, 2001 not be amortized after January 1, 2002, but is subject to a periodic impairment test. The Company performed fair value based impairment tests on its goodwill and determined that the fair value exceeded the recorded value at December 31, 2002 and 2001. No impairment loss, therefore, was recorded.

	Stock-Based Compensation - The Company applies APB
	Opinion No. 25 and related interpretations in accounting for its stock options. Since all options are exercisable at the estimated fair value at the date of grant, no compensation cost has been recognized. The pro forma disclosures required by SFAS 123 are included in Note 12.

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

2.      ACQUISITION OF BANK

	During 2002, the Company purchased the Morgan City,
	Louisiana branch of another bank. The Company acquired loans of approximately $5,400,000, property of approximately $200,000 and assumed deposit liabilities of approximately $12,200,000. The Company received cash of approximately $5,900,000 after payment of a premium of approximately $500,000 and certain other costs. An intangible asset of approximately $650,000 resulted from this acquisition. This intangible asset has been classified as a core deposit intangible and is being amortized on an accelerated basis over 10 years. The amortized balance of the core deposit intangible was $623,359 at December 31, 2002 and is included in other assets. The Company does not have sufficient information regarding the operating results of this branch prior to the date of acquisition and, accordingly, pro forma operating results are not being provided.

3.      CASH AND DUE FROM BANKS

	The Company is required to maintain average balances relating to its deposit liabilities. This requirement is ordinarily satisfied by cash on hand.

4.      INVESTMENT SECURITIES

	The portfolio of securities consisted of the following:



							December 31, 2002
				______________________________________________________________
							 Gross          Gross
				    Amortized          Unrealized     Unrealized
Available-for-Sale                    Cost               Gains          Losses     Fair Value

U.S. Government agencies         $   15,664,856    $     288,400   $       -     $  15,953,256
Obligations of states and
  political subdivisions             22,281,823          746,971        11,495      23,017,299
Mortgage-backed securities           26,766,342          844,831        36,972      27,574,201
Collateralized mortgage
  obligations                        16,465,627           18,081        76,454      16,407,254
Corporate securities                  4,097,807           75,889           -         4,173,696
Mutual funds                          1,000,000              -          29,000         971,000
Other                                 1,479,000              -            -          1,479,000
				 ______________    _____________   ___________   _____________


				 $   87,755,455    $   1,974,172   $   153,921   $  89,575,706
				 ==============    =============   ===========   =============





							 December 31, 2001
				__________________________________________________________________
							  Gross          Gross
				      Amortized        Unrealized     Unrealized
Available-for-Sale                      Cost              Gains         Losses      Fair Value

U.S. Government agencies         $      14,710,956  $      185,389   $    42,379  $ 14,853,966
Obligations of states and
  political subdivisions                13,477,575         192,205        22,214    13,647,566
Mortgage-backed securities              20,775,671         383,355        61,746    21,097,280
Collateralized mortgage
  obligations                           20,184,344          73,305        32,177    20,225,472
Corporate securities                     3,569,507          82,423           700     3,651,230
Mutual funds                             1,000,000            -           30,000       970,000
Other                                    1,334,900            -             -        1,334,900
				 _________________  ______________   ___________  ____________

				 $      75,052,953  $      916,677   $   189,216  $ 75,780,414
				 =================  ==============   ===========  ============





							December 31, 2002
				  ____________________________________________________________
							 Gross         Gross
				     Amortized         Unrealized    Unrealized
Held-to-Maturity                        Cost             Gains         Losses      Fair Value

Obligations of states and
  political subdivisions           $  23,398,282     $   2,262,229  $       -    $  25,660,511
				   =============     =============  ===========  =============





						      December 31, 2001
				_____________________________________________________________
						    Gross          Gross
				 Amortized       Unrealized     Unrealized
Held-to-Maturity                   Cost             Gains         Losses       Fair Value

Obligations of states and
  political subdivisions        $  23,584,850     $   1,183,889   $  33,617   $  24,735,122
				=============     =============   =========   =============







	The amortized cost and fair value of securities at December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




							       Amortized
Available-for-Sale                                                Cost               Fair Value

Due in one year or less                                    $       7,958,471     $      8,019,132
Due after one year through five years                             23,137,224           23,550,823
Due after five years through ten years                             8,385,391            8,741,445
Due after ten years                                                2,563,400            2,832,851
Mortgage-backed securities and collaterized
  mortgage obligations                                            43,231,969           43,981,455
Mutual funds                                                       1,000,000              971,000
Other securities                                                   1,479,000            1,479,000
							   _________________     ________________

							   $      87,755,455     $     89,575,706
							   =================     ================




							     Amortized
Held-to-Maturity                                                Cost            Fair Value

Due in one year or less                                   $           30,000    $        30,096
Due after one year through five years                              6,348,549          6,939,007
Due after five years through ten years                            14,144,308         15,476,551
Due after ten years                                                2,875,425          3,214,857
							  __________________    _______________

							  $       23,398,282    $    25,660,511
							  ==================    ===============




	Proceeds from sales of securities available-for-sale during 2002, 2001 and 2000 were $3,356,378, $9,794,538 and
	$2,064,519, respectively. Gross gains of $156,259, $188,883 and $16,126 were recognized on sales in 2002, 2001 and 2000, respectively.

	Securities with an aggregate carrying value of approximately $27,792,000 and $33,000,000 at
	December 31, 2002 and 2001 were pledged to secure public funds on deposit and for other purposes required or permitted by law.

	The Company's collateralized mortgage obligations
	(CMO's) consist primarily of first and second tranche sequential pay and/or planned amortization class (PAC) instruments.

5.      LOANS

	The loan portfolio consisted of the following:


									 December 31,
							  ______________________________________
							       2002                    2001
Commercial, financial and agricultural                    $      75,890,502     $     68,710,853
Lease financing receivable                                        3,399,240            4,729,558
Real estate - mortgage                                          109,489,813           97,647,501
Real estate - construction                                        8,396,166            7,090,105
Installment loans to individuals                                 29,773,158           31,070,473
Other                                                               103,347            5,141,631
							  _________________     ________________
								227,052,226          214,390,121


Less allowance for loan losses                                   (2,891,380)          (2,705,058)
							  _________________     ________________

							  $     224,160,846     $    211,685,063
							  =================     ================




	Loans are stated net of unearned income and loan origination fees in the above table. The amount of such items is not significant.

	An analysis of the activity in the allowance for loan losses is as follows:




							 Year Ended December 31,
					      _____________________________________________
						  2002             2001            2000

Balance at beginning of year                   $ 2,705,058     $ 2,276,187     $ 1,967,326
Provision for loan losses                        1,398,250       2,176,224         897,038
Recoveries                                         152,207         165,980         120,250
Loans charged off                               (1,364,135)     (1,913,333)       (708,427)
						__________      __________     ___________

Balance at end of year                         $ 2,891,380     $ 2,705,058     $ 2,276,187
						==========      ==========     ===========




	During the years ended December 31, 2002, 2001 and
	2000, there were approximately $66,000, $123,000 and $177,000, respectively, of net transfers from loans to other real estate owned.

	As of December 31, 2002 and 2001, loans outstanding to directors, executive officers, and their affiliates were $1,018,746 and $1,916,721, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

	An analysis of the 2002 activity with respect to these related party loans is as follows:




Balance, January 1, 2002                              $ 1,916,721      $ 1,240,383
New loans                                               1,635,215          890,030
Repayments                                             (2,533,190)        (213,692)
						      ___________      ___________

Balance, December 31, 2002                            $ 1,018,746      $ 1,916,721
						      ===========      ===========



	Non-accrual and renegotiated loans amounted to approximately $562,000 and $769,000 at December 31,
	2002 and 2001, respectively. The Company's other individually evaluated impaired loans were not significant at December 31, 2002 and 2001. The related allowance amounts on impaired loans were not significant and there was no significant change in these amounts during the years ended December 31, 2002, 2001 or 2000. The amount of interest not accrued on these loans did not have a significant effect on net income in 2002, 2001 or 2000.

6.      BANK PREMISES AND EQUIPMENT

	Premises and equipment consisted of the following:



									       December 31,
							       __________________________________________
								      2002                      2001

Buildings and improvements                                     $     10,393,314        $        9,262,747
Furniture, fixtures, and equipment                                    8,159,016                 7,813,027
Automobiles                                                             259,655                   259,655
Leasehold improvements                                                  980,236                   652,274
Construction-in-process                                                  45,063                 1,147,540
								_______________         _________________

								     19,837,284                19,135,243
Less accumulated depreciation and amortization                       (7,515,774)               (7,184,542)
								_______________         _________________

							       $     12,321,510        $       11,950,701
								===============         =================




7.      DEPOSITS

	Deposits consisted of the following:




								       December 31,
						       ______________________________________
							       2002                  2001

Non-interest bearing                                   $     94,452,378      $     91,145,842
Savings and money market                                     91,643,637            84,174,077
NOW accounts                                                 48,308,894            39,498,633
Time deposits under $100,000                                 63,952,648            69,681,325
Time deposits over $100,000                                  45,117,289            46,077,581
							_______________      ________________

						       $    343,474,846      $    330,577,458
							===============      ================




	Approximately $85,521,000 of time deposits mature in 2003 and the balance principally in 2004.


8.      NOTES PAYABLE AND LONG-TERM DEBT




								     December 31,
							____________________________________
							      2002                 2001

Notes payable to financial institutions                 $        568,030     $     1,431,000
Junior subordinated debentures                                 7,000,000           7,000,000
							________________     _______________

							$      7,568,030     $     8,431,000
							================     ===============


	Notes payable and long-term debt consisted of the following:











	At December 31, 2002, the note payable to financial institutions consisted of the balance of a note established by Financial Services of the South, Inc. on December 12, 2002 in the amount of $700,030. Proceeds of the note were used to payout the balance of a $1,099,000 loan issued April 30, 2002. The note bears interest at a variable rate equal to the commercial prime rate as quoted in the "Money Rates" section of the Wall Street Journal plus twenty-five basis points (0.25%). At December 31, 2002 the effective rate was 4.50%. Interest on this note is payable monthly, with principal due at maturity on December 12, 2003. At
	December 31, 2001, the note payable balance was $1,431,000 under a line of credit of $2,000,000 issued on April 30, 2001.

	On February 22, 2001, the Company, issued $7,000,000 of junior subordinated debentures. The $7,000,000 qualifies as Tier 1 capital for regulatory capital purposes, but is classified as a liability under accounting principles generally accepted in the United States of America. These debentures are presented in the Consolidated Statements of Condition as "Junior Subordinated Debentures." These junior subordinated debentures carry an interest rate of 10.20% with interest paid semi-annually in arrears and mature on February 22, 2031. Under certain circumstances, these debentures are subject to repayment on February 22, 2011 or thereafter.

9.      COMMITMENTS AND CONTINGENCIES


	At December 31, 2002, future annual minimum rental payments due under noncancellable operating leases, primarily for land, are as follows:



2003                                                                 $      569,668
2004                                                                        558,677
2005                                                                        562,599
2006                                                                        557,388
2007                                                                        505,568
Thereafter                                                                5,635,032
								     ______________

								     $    8,388,932
								     ==============






	Rental expense under operating leases for 2002, 2001 and 2000 was approximately $635,000, $540,000, and
	$520,000, respectively. Sublease income for 2002, 2001 and 2000 amounted to $31,800 each year.

	The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

10.     INCOME TAXES

	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:




							   2002                   2001
Deferred tax assets:
  Allowance for loan losses                             $    603,000            $ 620,000
  Other                                                      159,000              116,000
							 ___________             ________

	   Total deferred tax assets                         762,000              736,000
							 ___________             ________
Deferred tax liabilities:
  FHLB stock dividends                                       (96,000)             (88,000)
  Depreciation                                              (335,000)            (276,000)
  Unrealized gain on securities                             (629,000)            (258,000)
  Other                                                      (92,000)            (119,000)
							 ___________             ________

	   Total deferred tax liabilities                 (1,152,000)            (741,000)
							 ___________             ________

	   Net deferred tax liability                   $   (390,000)           $  (5,000)
							 ===========             ========






	Components of income tax expense are as follows:


						     2002             2001            2000

Current                                      $     1,414,253    $     936,105    $    968,204
Deferred expense (benefit)                            14,000          (70,000)        (17,000)
					      ______________     ____________     ___________

					     $     1,428,253    $     866,105    $    951,204
					      ==============     ============     ===========




	The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on income as follows:




							      Year Ended December 31,
						_______________________________________________
						      2002             2001             2000

Taxes calculated at statutory rate              $    1,991,494    $  1,295,150     $  1,307,756
Increase (decrease) resulting from:
  Tax-exempt interest                                 (550,690)       (450,711)        (370,894)
  Other                                                (12,551)         21,666           14,342
						 _____________     ___________      ___________

						$    1,428,253    $    866,105     $    951,204
						 =============     ===========      ===========




	The deferred income tax expense relating to unrealized gains on securities available-for-sale included in other comprehensive income amounted to $424,378 in 2002, $258,820 in 2001 and, $531,500 in 2000. Income taxes
	relating to gains on sales of securities amounted to $53,128 in 2002, $64,220 in 2001 and, $5,483 in 2000.

11.     EMPLOYEE BENEFITS

	The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who meet minimum age and service requirements. The
	Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The note is payable to the Bank. Because the source of the loan payments are contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders' equity. The balance of the note receivable from the ESOP was $108,975 and $149,638 at December 31, 2002 and 2001, respectively. In accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6 (SOP), compensation costs relating to shares purchased are based on the market price of the shares on the date released for allocation and the related unreleased shares are not considered outstanding in the computation of earnings per common share. ESOP compensation expense was $193,000, $175,000 and $156,750 for the years ended
	December 31, 2002, 2001 and 2000, respectively.  The
	ESOP shares as of December 31, 2002 and 2001 were as follows:





							     2002            2001
Allocated shares                                              256,349       263,590
Shares released for allocation                                  5,383         5,049
Unreleased shares                                              12,819        18,202
							   __________     _________

Total ESOP shares                                             274,551       286,841
							   ==========     =========
Fair value of unreleased shares at
 December 31,                                             $   221,769    $  211,143
							   ==========     =========




	During 1996 the Company adopted a deferred compensation plan for certain officers which qualifies as a defined contribution plan. Contributions to the plan are required only if "excess earnings", as defined, are achieved. The participants accrue benefits based only on the contributions made. During 2002, 2001 and 2000, no contributions were required.

12.     EMPLOYEE STOCK PLANS

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

	During 2002, options to purchase 30,000 shares were granted which are exercisable at $13.00 per share. During 1998, options to purchase 23,155 shares were granted which are exercisable at $15.42 per share. During 1997, options to purchase 139,223 shares were granted which are exercisable at $6.67 per share. These options are exercisable in 20% increments beginning one year from the date of grant. The options expire ten years after the date of grant. Options to purchase 5,062 shares at $6.67 per share were exercised in the year ended December 31, 2001.
	None of the other options have been exercised and all of them are outstanding at December 31, 2002

	Options on 134,161 shares at $6.67 per share and on 18,524 shares at $15.42 per share were exercisable at December 31, 2002. Options on 106,316 shares at $6.67 per share and on 13,893 shares at $15.42 per share were exercisable at December 31, 2001. The weighted average remaining contractual life of options outstanding at December 31, 2002 was 4.9 years.

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




								      Year Ended
						  ________________________________________________
							2002               2001            2000

Net income available to common stockholders:
  As reported                                    $     4,429,083     $   2,890,408   $   2,649,113
  Pro forma                                            4,399,083         2,855,539       2,601,041

Basic income per common share:
  As reported                                    $          1.53     $        1.08   $        1.07
  Pro forma                                                 1.52              1.07            1.05

Diluted income per common share:
  As reported                                    $          1.50     $        1.00   $         .95
  Pro forma                                                 1.49               .99             .94





	The fair value of the options granted under the Company's stock option plan during the year ended December 31, 2002 was estimated using the Black-Scholes Option Pricing
	Model with the following assumptions used: dividend yield of 1.5%, expected volatility of 20%, risk free interest rate of 5.0% , and expected lives of 8 years.

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

	The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2002, the Bank has approximately
	$7,000,000 available to pay dividends to the Parent
	Company without regulatory approval.

14.     NET INCOME PER COMMON SHARE

	Following is a summary of the information used in the computation of earnings per common share.




							     Year Ended December 31,
						 _____________________________________________
						     2002             2001            2000

Net income                                       $  4,429,083     $  2,943,159    $  2,895,137
Preferred dividend requirement on shares
  redeemed                                                  -                -         107,250
						  ___________      ___________     ___________
Net income, as adjusted - used in
  computation of diluted earnings per
  common share                                      4,429,083        2,943,159       2,787,887
Preferred dividend requirement on shares
  excluding shares redeemed                                 -           52,751         138,774
						  ___________      ___________     ___________
Net income available to common
  stockholders - used in computation of
  basic earnings per common share                $  4,429,083     $  2,890,408    $  2,649,113
						  ===========      ===========     ===========

Weighted average number of common
  shares outstanding - used in computation
  of basic earnings per common share                2,887,989        2,679,348       2,487,187
Effect of dilutive securities:
  Stock options                                        65,717           49,579          29,196
  Convertible preferred stock                               -          220,617         406,428
						  ___________      ___________     ___________

Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of
  diluted earnings per common share                 2,953,706        2,949,544       2,922,811
						  ===========      ===========     ===========




15.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

	The Bank is a party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the involvement the Bank has in particular classes of financial instruments.

	The Bank's exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and financial guarantees is represented by the contractual amount of those instruments. The Bank uses the same credit policies, including considerations of collateral requirements, in making these commitments and conditional obligations as it does for on-balance sheet instruments.



							      Contract or Notional
								      Amount
						      __________________________________
							     2002                 2001
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                      $   57,157,000       $  78,000,000
    Commercial letters of credit                             782,737           1,200,000





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

	Commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers. Approximately 50% of these letters of credit were secured by marketable securities, cash on deposits or other assets at December 31, 2002 and 2001.

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

	Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

	As of December 31, 2002 and 2001, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed the Bank's category.

	The Company's and the Bank's actual capital amounts and ratios are presented in the table below.



											    To Be Well
								    Required For          Capitalized Under
								   Minimum Capital        Prompt Corrective
					    Actual                Adequacy Purposes       Action Provisions
			    ______________________________  __________________________  ______________________
				    Amount       Ratio           Amount        Ratio     Amount        Ratio

As of December 31, 2002:
  Total capital to risk
    weighted assets:
      Company               $      34,733,493    13.71 %   $    20,267,600    8.00 %        N/A          N/A
      Bank                         32,296,129    12.79 %        20,139,920    8.00 %     25,242,400    10.00 %

  Tier 1 capital to risk
    weighted assets:
      Company                      31,842,113    12.57 %        10,133,800    4.00 %        N/A          N/A
      Bank                         29,589,040    11.72 %        10,096,960    4.00 %     15,145,440     6.00 %

  Tier 1 capital to
    average assets:
    Company                        31,842,111     8.45 %        15,074,063    4.00 %        N/A          N/A
    Bank                           29,589,040     7.87 %        15,037,953    4.00 %     18,797,441     6.00 %




										      To Be Well
							    Required For           Capitalized Under
							   Minimum Capital         Prompt Corrective
			       Actual                     Adequacy Purposes        Action Provisions
			       Amount       Ratio       Amount          Ratio     Amount        Ratio
			    ________________________  ________________________   ____________________

As of December 31, 2001:
  Total capital to risk
    weighted assets:
      Company               $   31,400,670   13.20 %  $   19,035,031    8.00 %       N/A        N/A
      Bank                      28,881,917   12.23 %      18,891,533    8.00 %    23,614,416  10.00 %

  Tier 1 capital to risk
    weighted assets:
      Company                   28,695,612   12.06 %       9,517,515    4.00 %       N/A        N/A
      Bank                      26,379,246   11.17 %       9,445,767    4.00 %    14,168,650   6.00 %

  Tier 1 capital to
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

	The estimated fair values of the Company's financial instruments are as follows at December 31, 2002 and 2001
	(in thousands):


						      2002                     2001
					  ________________________  ________________________
					    Carrying        Fair     Carrying        Fair
					     Amount        Value      Amount        Value
Financial assets:
  Cash, due from banks and federal
    fund sold                             $    27,468   $   27,468  $    35,956   $  35,956
  Securities available-for-sale                89,576       89,576       75,780      75,780
  Securities held-to-maturity                  23,398       25,661       23,585      24,735
  Loans, net                                  224,161      224,375      211,685     212,900

Financial liabilities:
  Non-interest bearing deposits                94,452       94,452       91,146      91,146
  Interest bearing deposits                   249,023      249,751      239,432     241,000
  Long-term notes payable                         568          568        1,431       1,431
  Junior subordinated debentures                7,000        9,000        7,000       7,300




18.     OTHER NON-INTEREST EXPENSE

	Other non-interest expense consisted of the following for the years ended December 31, 2002, 2001 and 2000:



						 2002             2001             2000
Professional fees                             $  661,951       $  455,740       $  375,012
FDIC assessments                                  56,277           56,367           50,612
Marketing expenses                               887,475          749,808          748,261
Data processing                                  173,331          184,371          193,796
Postage                                          307,653          285,066          249,950
Education and travel                             186,140          180,331          156,851
Printing and supplies                            434,437          377,538          366,652
Telephone                                        300,941          275,277          281,890
Other                                          2,261,790        2,174,139        1,987,460
					      __________       __________       __________

					      $5,269,995       $4,738,637       $4,410,464
					      ==========       ==========       ==========





19.     CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

	Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:



	  STATEMENTS OF CONDITION

							   December 31,
						 __________________________________
						    2002                 2001
      ASSETS

  Cash and interest-bearing deposits in bank     $   2,516,961     $    2,485,457
  Other assets                                         273,779            505,837
  Investment in and advances to subsidiaries        31,993,152         27,393,727
						 _____________     ______________
						 $  34,783,892     $   30,385,021
						 =============     ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
    Dividends payable                            $     290,114     $      145,057
    Junior subordinated debentures                   7,000,000          7,000,000
    Note payable to Bank                               108,975            149,638
    Other                                              266,244            462,765
						 _____________     ______________

      Total liabilities                              7,665,333          7,757,460
						 _____________     ______________

    Total stockholders' equity                      27,118,559         22,627,561
						 _____________     ______________

						 $  34,783,892     $   30,385,201
						 =============     ==============






	  STATEMENTS OF INCOME

							       Years Ended December 31,
						 __________________________________________________
						    2002                 2001                 2000
Revenue:
  Dividends from Bank                            $   1,200,000     $      200,000   $       925,000
  Equity in undistributed income of subsidiaries     3,685,521          3,165,996         2,169,325
  Rental and other income                              223,221            190,314            50,682
						 _____________     ______________   _______________
						     5,108,742          3,556,310         3,145,007
						 _____________     ______________   _______________

Expenses:
  Interest on short and long-term debt                 714,000            652,656           192,131
  Professional fees                                     86,239             73,925            75,073
  Other expenses                                       114,083            103,837            84,820
						 _____________     ______________   _______________

						       914,322            830,418           352,024
						 _____________     ______________   _______________

Income before income taxes                           4,194,420          2,725,892         2,792,983

Income tax benefit                                     234,663            217,267           102,154
						 _____________     ______________   _______________

Net income                                       $   4,429,083     $    2,943,159    $    2,895,137
						 =============     ==============   ===============




		     STATEMENTS OF CASH FLOWS

							  Years Ended December 31,
					      __________________________________________
						  2002              2001          2000

Cash flows from operating activities:
  Dividends from bank                         $ 1,200,000       $   200,000   $  925,000
  Other, net                                     (488,268)          (85,001)    (184,584)
					      ___________       ___________   __________
       Net cash provided by
	   operating activities                   711,732           114,999      740,416
					      ___________       ___________   __________

Cash flows from investing activities:
  Investment in and advances to subsidiaries     (100,000)       (1,500,000)    (225,000)
					      ___________       ___________   __________

       Net cash used in investing activities     (100,000)       (1,500,000)    (225,000)
					      ___________       ___________   __________

Cash flows from financing activities:
  Capital stock transactions                         -               33,764      (96,083)
  Redemption of preferred stock                      -              (50,274)    (264,000)
  Payment of dividends                           (580,228)         (614,073)    (638,468)
  (Repayments) proceeds of notes payable, net        -           (2,500,000)     507,097
  Proceeds from junior subordinated
    debentures, net                                  -            6,774,297         -
					      ___________       ___________   __________

       Net cash (used in) provided by
	 financing activities                    (580,228)        3,643,714     (491,454)
					      ___________       ___________   __________



Net increase in cash                               31,504         2,258,713       23,962

Cash, beginning of year                         2,485,457           226,744      202,782
					      ___________       ___________   __________

Cash, end of year                             $ 2,516,961       $ 2,485,457   $  226,744
					      ===========       ===========   ==========





Selected Quarterly Financial Data
(unaudited)
								     2002
					     _________________________________________________________

(Dollars in thousands, except per share          IV              III               II                I
					     ______           ______           ______           ______

Interest income                              $5,989           $6,255           $6,072           $5,810
Interest expense                              1,541            1,666            1,697            1,805
					     ______           ______           ______           ______

Net interest income                           4,448            4,589            4,375            4,005
Provision for possible credit losses            275              429              336              358
					     ______           ______           ______           ______

Net interest income after provision
  for possible credit losses                  4,173            4,160            4,039            3,647
Noninterest income,
  excluding securities gains                  1,777            1,826            1,659            1,502
Net securities gains                            155                1                -                -
Noninterest expense                           4,494            4,313            4,198            4,078
					     ______           ______           ______           ______

Income before income tax expense              1,611            1,674            1,500            1,071
Income tax expense                              329              432              413              253
					     ______           ______           ______           ______

Net income                                   $1,282           $1,242           $1,087             $818
					     ======           ======           ======           ======

Earnings per common share
  Basic                                       $0.44            $0.43            $0.38            $0.28
  Diluted                                     $0.43            $0.42            $0.37            $0.28
Market price of common stock
  High                                       $23.30           $13.55           $13.25           $11.90
  Low                                        $12.90           $12.00           $12.25           $10.95
  Close                                      $17.30           $12.90           $13.10           $11.90
Average shares outstanding
  Basic                                   2,887,989        2,883,142        2,883,142        2,883,142
  Diluted                                 2,967,972        2,947,053        2,946,844        2,939,555


								     2001
					     _________________________________________________________

(Dollars in thousands, except per
  share data)                                    IV              III               II                I
					     ______           ______           ______           ______

Interest income                              $6,138           $6,596           $6,922           $6,768
Interest expense                              2,119            2,563            2,843            2,885
					     ______           ______           ______           ______

Net interest income                           4,019            4,033            4,079            3,883
Provision for possible credit losses            380              439            1,034              323
					     ______           ______           ______           ______

Net interest income after provision
  for possible credit losses                  3,639            3,594            3,045            3,560
Noninterest income,
  excluding securities gains                  1,499            1,241            1,298            1,183
Net securities gains                            142                -               68                -
Noninterest expense                           4,101            3,835            3,822            3,704
					     ______           ______           ______           ______

Income before income tax expense              1,179            1,000              589            1,039
Income tax expense                              284              217              120              244
					     ______           ______           ______           ______

Net income                                      895              783              469              795
Preferred stock dividend requirement              -                -              (22)             (30)
					     ______           ______           ______           ______

Income applicable to common shareholders       $895             $783             $447             $765
					     ======           ======           ======           ======

Earnings per common share
  Basic                                       $0.31            $0.29            $0.18            $0.31
  Diluted                                     $0.31            $0.27            $0.16            $0.27
Market price of common stock
  High                                       $11.60           $11.05           $11.90           $10.40
  Low                                        $10.70           $10.27           $10.35            $9.90
  Close                                      $11.60           $10.85           $11.10            $9.99
Average shares outstanding
  Basic                                   2,877,891        2,734,556        2,514,972        2,492,196
  Diluted                                 2,931,866        2,947,085        2,920,454        2,924,741






ITEM 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


		      PART III

ITEM 9 - Directors, Executive Officers, Promotors and Control Persons; Compliance with
	 Section 16(a) of the Exchange Act

The information contained in Registrant's definitive proxy statement for its 2003 annual meeting of shareholders, is incorporated herein by reference in response to this Item. Information concerning executive officers is provided following Item 4.

ITEM 10 - Executive Compensation

The information contained in Registrant's definitive proxy statement for its 2003 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 11 - Security Ownership of Certain Beneficial
	  Owners and Management

The information contained in Registrant's definitive proxy statement for its 2003 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 12 - Certain Relationships and Related
	  Transactions

The information contained in Registrant's definitive proxy statement for its 2003 annual meeting of shareholders is incorporated herein by reference in response to this Item.


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



	10.2.1 Seventh Amendment to Lease between S & A Properties II, Inc., successor in interest to Southwest Bank Building Limited Partnership in Commendam, and MidSouth
		   Bank, N.A. effective July 1, 2002 is included as part of this filing.

	10.3 Amended and Restated Deferred Compensation Plan and Trust is included as Exhibit 10.3 to MidSouth's Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.


	10.3.1 Amended and Restated Deferred Compensation Plan and Trust effective October 9, 2002 is included as part of this filing.


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

Dated:  March 28, 2003


     Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                    Title                     Date


/s/ C. R. Cloutier   President, Chief Executive
C. R. Cloutier        Officer and Director          March 28, 2003


/s/ Karen L. Hail     Chief Financial Officer,
Karen L. Hail        Executive Vice President,      March 28, 2003
			Secretary/Treasurer
			   and Director

/s/ Teri S. Stelly       Chief Accounting
Teri S. Stelly               Officer                March 28, 2003


/s/ J. B. Hargroder, M.D.   Director                March 28, 2003
J. B. Hargroder, M.D.


/s/ William M. Simmons      Director                March 28, 2003
William M. Simmons


/s/ Will G. Charbonnet, Sr. Director                March 28, 2003
Will G. Charbonnet, Sr.


/s/ Clayton Paul Hilliard   Director                March 28, 2003
Clayton Paul Hilliard


/s/ James R. Davis          Director                March 28, 2003
James R. Davis, Jr.


/s/ Milton B. Kidd, III     Director                March 28, 2003
Milton B. Kidd, III., O.D.

			      CERTIFICATION

I, C. R. Cloutier, President and CEO, certify that:

     1. I have reviewed this annual report on Form 10-KSB of MidSouth Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
	    and

	 c) presented in this annual report our
	    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


						/s/C. R. Cloutier
						_______________________
						Chief Executive Officer

			    CERTIFICATION

I, Karen L. Hail, Senior Executive Vice President & CFO, certify that:

     1. I have reviewed this annual report on Form 10-KSB of MidSouth Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
	    and

	 c) presented in this annual report our
	    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003



						/s/Karen L. Hail
						_______________________
						Chief Financial Officer