Form 10KSB/A
period 2002-12-31
MIDSOUTH BANCORP INC
filed 2003-04-24
CIK 745981

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                               Form 10-KSB/A


X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 2002

                                  OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


                   Commission file number 1-11826


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

                 DOCUMENTS INCORPORATED BY REFERENCE
       Proxy Statement for Annual Meeting of Shareholders to be
                    held May 27, 2003 - (Part III)


THE CONTENT OF THE COMPANY'S ORIGINAL FORM 10-KSB IS NOT CHANGED
BY THIS AMENDMENT, WHICH IS BEING FILED SOLELY TO CORRECT CERTAIN
FORMATTING OF THE TABLES HEREIN.


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


Table 1
Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)                                            Year Ended December 31,
(in thousands)
                                                   2002                           2001                           2000
                                        __________________________________________________________________________________________
                                        Average             Average    Average             Average     Average            Average
                                        Volume   Interest  Yield/Rate  Volume   Interest  Yield/Rate   Volume  Interest Yield/Rate
                                        __________________________________________________________________________________________
ASSETS
     Interest Bearing Deposits             $115       $3     2.61%        $217      $13     5.99%         $258      $20     7.75%
     Investment Securities       <FN1>
     Taxable                             65,479    3,090     4.72%      65,481    3,795     5.80%       54,295    3,426     6.31%
                 Tax Exempt      <FN2>   39,379    2,505     6.36%      30,259    2,179     7.20%       24,295    1,766     7.27%
                                       _________________              _________________               _________________

     Total Investments                  104,973    5,598     5.33%      95,957    5,987     6.24%       78,848    5,212     6.61%
     Federal Funds Sold and Securities
                 Purchased Under
                   Agreements to Resell   8,974      135     1.50%      13,845      565     4.08%        5,352      331     6.18%
     Loans                       <FN3>
                 Commercial and Real
                   Estate               179,499   14,739     8.21%     165,420   14,668     8.87%      141,340   14,092     9.97%
                 Installment             44,205    4,407     9.97%      43,378    5,871    13.53%       42,961    5,349    12.45%
                                       _________________              _________________               _________________

     Total Loans                        223,704   19,146     8.56%     208,798   20,539     9.84%      184,301   19,441    10.55%

                 Total Earning Assets   337,651   24,879     7.37%     318,600   27,091     8.50%      268,501   24,984     9.30%

      Allowance for Loan Losses          (2,714)                         (2,404)                          (2,022)
      Nonearning Assets                  32,055                          31,618                           28,315
                                       ________                        ________                         ________
                  Total Assets         $366,992                        $347,814                         $294,794
                                       ========                        ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
                 NOW, Money Market,
                   and Savings         $134,502   $1,706     1.27%     $122,562   $2,992     2.44%      $102,709   $3,510     3.42%
                 Certificates of
                   Deposits             114,002    4,174     3.66%      117,163    6,539     5.58%       101,446    5,671     5.59%
                                       _________________               _________________                _________________

     Total Interest Bearing Deposits    248,504    5,880     2.37%      239,725    9,531     3.98%       204,155    9,181     4.50%
     Federal Funds Purchased and
       Securities Sold Under Agreements
         to Repurchase                    3,469       56     1.61%        1,601       71     4.43%         1,155       63     5.45%
     FHLB Advances                            -        -                    172        9     5.23%         2,915      196     6.72%
     Notes Payable                          946       59     6.24%        1,860      177     9.52%         3,898      347     8.90%
     Junior Subordinated Debentures       7,000      714    10.20%        6,073      621    10.20%             -        -
                                       _________________               _________________                _________________

     Total Interest Bearing Liabilities 259,919    6,709     2.58%      249,431   10,409     4.17%       212,123    9,787     4.61%

     Demand Deposits                     81,625                          74,733                           63,713
     Other Liabilities                    1,513                           1,983                            1,369
     Stockholders' Equity                23,935                          21,667                           17,589
                                       ________                        ________                         ________

     Total Liabilites and
       Stockholders' Equity            $366,992                        $347,814                         $294,794
                                       ========                        ========                         ========


NET INTEREST INCOME AND NET
  INTEREST SPREAD                                $18,170     4.79%               $16,682     4.33%                $15,197     4.69%
                                                 =======                         =======                          =======
NET YIELD ON EARNING ASSETS                                  5.38%                           5.24%                            5.66%



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
                                            ____________________________________________






MIDSOUTH BANCORP, INC.
LOAN PORTFOLIO
LOAN MATURITIES AND SENSITIVITY TO INTEREST RATES for the Year Ended December 31, 2002

(dollars in thousands)

                                            Fixed and Variable Rate
                                           Loans at Stated Maturities                 Amounts Over One Year With
                                  _____________________________________________       _______________________________
                                  1 Year       1 Year -     Over                      Predetermined Floating
                                  or Less      5 Years     5 Years       Total         Rates        Rates     Total
                                  _____________________________________________       _______________________________
Commercial, Financial
     Industrial, Commercial
     Real Estate Mortgage
     and Commercial Real
     Estate - Construction        $65,493      $79,168     $31,063     $175,724       $77,706     $32,525    $110,231

Installment Loans to
    Individuals and Real
    Estate Mortgage                12,599       33,383       1,844      $47,826        32,126       3,101     $35,227

Lease Financing
    Receivables                       373        3,026           -       $3,399         3,026           -      $3,026

Other                                 103            -           -         $103             -           -           -
                                  _____________________________________________      ________________________________

TOTAL                             $78,568     $115,577     $32,907     $227,052      $112,858     $35,626    $148,484
                                  ============================================      ================================






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

4.      INVESTMENT SECURITIES

        The portfolio of securities consisted of the following:



                                                         December 31, 2002
                                    _____________________________________________________________
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
                                 ==============    =============   ===========   =============





                                                          December 31, 2001
                                 _________________________________________________________________
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
                                   =============     =============  ===========  =============





                                                     December 31, 2001
                                 ____________________________________________________________
                                                   Gross          Gross
                                 Amortized       Unrealized     Unrealized
Held-to-Maturity                   Cost             Gains         Losses       Fair Value

Obligations of states and
  political subdivisions        $  23,584,850     $   1,183,889   $  33,617   $  24,735,122
                                 ============     =============   =========   =============







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

5.      LOANS

        The loan portfolio consisted of the following:


                                                                        December 31,
                                                          _____________________________________
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


8.      NOTES PAYABLE AND LONG-TERM DEBT




                                                                    December 31,
                                                        ___________________________________
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
                                              ==============     ============     ===========




        The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on income as follows:




                                                            Year Ended December 31,
                                               ________________________________________________
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