Form 10QSB
period 2003-03-31
MIDSOUTH BANCORP INC
filed 2003-05-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
                            COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended........    March 31, 2003


______TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ..... to .....

                  COMMISSION FILE NUMBER 1-11826

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Outstanding as of May 14, 2003

Common stock, $.10 par value                       2,901,142


            Transitional Small Business Disclosure Format:
                      Yes _______    No____X____

PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)    Page

         Financial Highlights                              3

         Consolidated Statements of Condition -
           March 31, 2003 and December 31, 2002            4

         Consolidated Statements of Income -
           Three Months Ended March 31, 2003 and
           2002 and Year Ended December 31, 2002           5

         Consolidated Statement of Stockholders'
           Equity - Three Months Ended
           March 31, 2003                                  6

         Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2003
           and 2002                                        7

         Notes to Consolidated Financial Statements        8

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                 9

PART II - OTHER INFORMATION

Item 4.  Controls and Procedures                           15

Item 6.  Exhibits and Reports on Form 8-K                  16

Signatures                                                 18

Certifications                                             19


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)
                                       Three Months Ended      Year-ended
                                           March 31,          December 31,
EARNINGS DATA                          2003         2002       2002 <FN1>
                                   _______________________________________
Total interest income                $5,852,912   $5,809,935  $24,125,789
Total interest expense                1,265,709    1,805,448    6,709,231
Net interest income                   4,587,203    4,004,487   17,416,558
Provision for loan losses               200,000      358,000    1,398,250
Non-interest income                   1,713,099    1,502,609    6,921,388
Non-interest expense                  4,311,874    4,078,000   17,082,360
Provision for income tax                478,876      252,965    1,428,253
Net income                            1,309,552      818,131    4,429,083
__________________________________________________________________________

PER COMMON SHARE DATA
Basic earnings per share                  $0.45        $0.28        $1.53
Diluted earnings per share                $0.44        $0.28        $1.50

Book value at end of period               $9.71        $7.94        $9.35
Market price at end of period            $17.10       $11.90       $17.30
Weighted average shares outstanding
   Basic                              2,889,142    2,883,142    2,887,989
   Diluted                            2,979,205    2,939,555    2,953,706
__________________________________________________________________________

AVERAGE BALANCE SHEET DATA
Total assets                       $378,574,292 $355,743,048 $368,234,598
Earning assets                      346,439,780  325,985,186  337,650,965
Loans and leases                    231,263,468  213,187,233  223,703,672
Interest-bearing deposits           250,313,951  242,063,616  248,504,311
Total deposits                      337,453,063  321,858,228  330,129,368
Total stockholders' equity           28,307,038   23,256,480   25,177,500
___________________________________________________________________________

SELECTED RATIOS
Return on average assets(annualized)       1.40%        0.93%        1.20%
Return on average total equity(annualized)18.76%       14.27%       17.59%
Leverage capital ratio                     8.78%        8.29%        8.45%
Tier 1 risk-based capital ratio           12.62%       12.26%       12.57%
Total risk-based capital ratio            13.75%       13.39%       13.71%
Allowance for loan losses as a %
  of total loans                           1.25%        1.24%        1.27%
___________________________________________________________________________

PERIOD ENDING BALANCE SHEET DATA      3/31/03      3/31/02    Net Change
Total assets                       $390,955,447 $360,607,994  $30,347,453
Earning assets                      357,955,561  331,472,869  $26,482,692
Loans and leases, net               233,673,994  214,558,603  $19,115,391
Interest-bearing deposits           258,437,566  242,446,422  $15,991,144
Total deposits                      349,267,711  324,896,158  $24,371,553
Total stockholders' equity           28,169,793   23,040,539   $5,129,254
___________________________________________________________________________



<FN1> Financial highlights for December 31, 2002 are taken from the audited financials on that date.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION


                                                 March 31,          December 31,
                                                   2003                2002*
ASSETS                                          (unaudited)
                                                ___________         ___________

Cash and due from banks                         $18,372,145         $18,066,035
Federal funds sold                                9,000,000           9,400,000
                                                ___________         ___________

     Total cash and cash equivalents             27,372,145          27,466,035

Interest bearing deposits in banks                  165,336               1,694
Securities available-for-sale, at fair
  value (cost of $87,061,405 in
  March 2003 and $87,755,456 in
  December 2002)                                 88,764,236          89,575,706
Securities held-to-maturity
  (estimated market value of $25,451,935
  in March 2003 and $25,660,511 in
  December 2002)                                 23,397,760          23,398,282
Loans, net of allowance for loan losses
  of $2,954,235 in March 2003 and
  $2,891,380 in December 2002                   233,673,994         224,160,846
Bank premises and equipment, net                 12,175,339          12,321,510
Other real estate owned, net                        212,448             174,800
Accrued interest receivable                       2,330,833           2,502,684
Goodwill                                            431,987             431,987
Other assets                                      2,431,369           2,653,449
                                               ____________        ____________

     Total assets                              $390,955,447        $382,686,993
                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                          $90,830,145         $94,452,378
  Interest bearing                              258,437,566         249,022,468
                                               ____________        ____________

     Total deposits                             349,267,711         343,474,846

Securities sold under repurchase
  agreements and federal funds purchased          4,379,895           2,978,860
Accrued interest payable                            493,112             705,106
Notes payable                                       486,000             568,030
Junior subordinated debenture                     7,000,000           7,000,000
Other liabilities                                 1,158,936             841,592
                                               ____________        ____________

     Total liabilities                          362,785,654         355,568,434
                                               ____________        ____________

Commitments and contingencies                             -                   -

Stockholders' Equity:
  Common stock, $.10 par value- 5,000,000
    shares authorized, 2,901,142 issued and
    outstanding on March 31, 2003 and
    December 31, 2002                               290,114             290,114
  Surplus                                        12,997,762          12,997,762
  Unearned ESOP shares                              (98,382)           (108,975)
  Unrealized gains on securities
    available-for-sale, net of deferred taxes
    of $588,822 in March 2003 and $628,750 in
    December 2002                                 1,114,008           1,191,500
  Treasury stock - 2,800 shares, at cost            (46,362)                  -
  Retained earnings                              13,912,653          12,748,158
                                               ____________        ____________

     Total stockholders' equity                  28,169,793          27,118,559
                                               ____________        ____________

Total liabilities and stockholders' equity     $390,955,447        $382,686,993
                                               ============        ============


* The consolidated statement of condition at December 31, 2002 is taken from the audited balance sheet on that date.

  See notes to unaudited consolidated financial statements.


<CAPTION)

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                          (Unaudited)
                                       Three Months Ended           Year Ended
                                           March 31,                December 31,
                                      2003           2002               2002*
                                    ________________________        ____________
INTEREST INCOME:
Loans, including fees               $4,733,805    $4,580,130         $19,145,655
Securities
     Taxable                           640,595       755,595           3,090,212
     Nontaxable                        467,911       422,468           1,750,885
Federal funds sold                      10,601        51,742             139,037
                                    __________    __________         ___________
TOTAL                                5,852,912     5,809,935          24,125,789
                                    __________    __________         ___________

INTEREST EXPENSE:
Deposits                             1,072,949     1,612,041           5,880,034
Securities sold under repurchase
  agreements, federal funds
  purchased and advances                13,370         3,260              62,270
Long term debt                         179,390       190,147             766,927
                                    __________    __________         ___________
TOTAL                                1,265,709     1,805,448           6,709,231
                                    __________    __________         ___________

NET INTEREST INCOME                  4,587,203     4,004,487          17,416,558

PROVISION FOR LOAN LOSSES              200,000       358,000           1,398,250
                                    __________    __________         ___________
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          4,387,203     3,646,487          16,018,308
                                    __________    __________         ___________

OTHER OPERATING INCOME:
Service charges on deposits          1,207,553     1,075,313           4,707,468
(Losses)/gains on securities, net       (5,303)           -              156,259
Credit life insurance                   51,462        53,825             270,737
Other charges and fees                 459,387       373,471           1,786,924
                                    __________    __________         ___________
TOTAL OTHER INCOME                   1,713,099     1,502,609           6,921,388
                                    __________    __________         ___________


OTHER EXPENSES:
Salaries and employee benefits       2,077,728     1,935,465           8,103,370
Occupancy expense                      906,345       846,340           3,708,995
Other                                1,327,801     1,296,195           5,269,995
                                    __________    __________         ___________

TOTAL OTHER EXPENSES                 4,311,874     4,078,000          17,082,360
                                    __________    __________         ___________

INCOME BEFORE INCOME TAXES           1,788,428     1,071,096           5,857,336
PROVISION FOR INCOME TAXES             478,876       252,965           1,428,253
                                    __________    __________         ___________

NET INCOME                          $1,309,552      $818,131          $4,429,083
                                    ==========    ==========         ===========


BASIC EARNINGS PER COMMON SHARE          $0.45         $0.28               $1.53
                                    ==========    ==========         ===========

DILUTED EARNINGS PER COMMON SHARE        $0.44         $0.28               $1.50
                                    ==========    ==========         ===========


* The consolidated statement of income at December 31, 2002 is taken from the audited income statement of that date.

  See notes to unaudited consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

                              _____________________________________________________________________________________________________
                                                                               UNREALIZED
                                                                             GAINS (LOSSES)
                                 COMMON STOCK                     ESOP      ON SECURITIES    TREASURY     RETAINED
                               SHARES    AMOUNT      SURPLUS    OBLIGATION     AFS, NET        STOCK      EARNINGS     TOTAL
                              ___________________  ___________  _________   ______________  ___________  _________  __________
BALANCE,
   JANUARY 1, 2003
                              2,901,142  $290,114  $12,997,762 ($108,975)   $1,191,500    $            $12,748,158  $27,118,559

Dividends on
  common stock                                                                                            (145,057)    (145,057)
Purchase of treasury stock                                                                  (46,362)                    (46,362)
Net income                                                                                               1,309,552    1,309,552
Increase in ESOP obligation,
  net of repayments                                               10,593                                                 10,593
Net change in unrealized
  gain/loss on securities
  available-for-sale, net of
  income taxes                                                                (77,492)                                  (77,492)
                              _________  ________  ___________   _______    __________      ________   ___________  ___________

BALANCE,
   MARCH 31, 2003             2,901,142  $290,114  $12,997,762  ($98,382)   $1,114,008      ($46,362)  $13,912,653  $28,169,793
                              =========  ========  ===========   ========   ==========      ========    ==========  ===========



See notes to unaudited consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                March 31, 2003               March 31,2002
                                                              _________________            ________________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $1,309,552                    $818,131
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                     371,335                     305,329
    Provision for loan losses                                         200,000                     358,000
    Provision for deferred taxes                                      (80,566)                    (16,418)
    Amortization of premiums on securities, net                       230,838                     112,602
    Net loss on sale of securities                                      5,303                           -
    (Gain)/loss on sale of premises and equipment                     (12,834)                     40,625
    Loss on sale of other real estate owned                                 -                      25,571
    Change in accrued interest receivable                             171,851                       8,616
    Change in accrued interest payable                               (211,994)                   (247,040)
    Other, net                                                        643,498                     257,236
                                                              _________________             _______________
NET CASH PROVIDED BY OPERATING ACTIVITIES                           2,626,983                   1,662,652
                                                              _________________             _______________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits in banks                 (163,642)                   (171,246)
  Proceeds from sales of securities available-for-sale              1,296,875                           -
  Proceeds from maturities and calls of securities availab          8,187,235                  12,056,708
  Purchases of securities available-for-sale                       (9,025,679)                (15,941,876)
  Loan originations, net of repayments                             (9,740,203)                 (3,292,806)
  Purchases of premises and equipment                                (233,520)                   (615,625)
  Proceeds from sales of premises and equipment                        37,610                         350
  Proceeds from sales of other real estate owned                            -                     225,013
                                                              _________________             _______________
NET CASH USED IN INVESTING ACTIVITIES                              (9,641,324)                 (7,739,482)
                                                              _________________             _______________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                               5,792,865                  (5,681,300)
  Net increase in securities sold under repurchase
    agreements and federal funds purchased                          1,401,035                   2,460,433
  Repayments of notes payable                                         (82,030)                   (332,000)
  Purchase of treasury stock                                          (46,362)                          -
  Payment of dividends                                               (145,057)                   (145,058)
                                                              _________________             _______________
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 6,920,451                  (3,697,925)
                                                              _________________             _______________

NET DECREASE  IN CASH & CASH EQUIVALENTS                              (93,890)                 (9,774,755)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                     27,466,035                  35,847,278
                                                              _________________             _______________

CASH & CASH EQUIVALENTS AT END OF PERIOD                          $27,372,145                 $26,072,523
                                                              =================             ===============

    See notes to unaudited consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED  FINANCIAL STATEMENTS

1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
    FINANCIAL INFORMATION

       The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of March 31, 2003 and the results of their operations and their cash flows for the periods presented. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 2002 annual report and Form 10KSB.

       The results of operations for the three month period ended
       March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

2.  ALLOWANCE FOR LOAN AND LOSSES

       An analysis of the activity in the allowance for loan losses is as follows:

                                            Three Months Ended
                                                 March 31,
                                            2003          2002
                                         ___________   ___________

       Balance at beginning of period    $2,891,380    $2,705,058
         Provision for loan losses          200,000       358,000
         Recoveries                          41,085        33,745
         Loans charged off                 (178,230)     (391,508)
                                         ___________   ___________

       Balance at end of period          $2,954,235    $2,705,295
                                         ===========   ===========


3.  COMPREHENSIVE INCOME

     Comprehensive income includes net income and other comprehensive income (losses) which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of MidSouth's comprehensive income for the three months ended March 31, 2003 and 2002.


                                                     Three Months Ended
                                                          March 31,
                                                     2003            2002
                                                   __________      ________
      Net income                                   $1,309,552      $818,131
      Other comprehensive income
         Unrealized gains (losses) on securities
              available-for-sale, net:
            Unrealized holding (losses)
              arising during the period               (80,992)     (269,812)
            Less reclassification adjustment for
              losses included in net in                 (3,500)            -
                                                    __________      ________
         Total other comprehensive loss                (77,492)     (269,812)
                                                    __________      ________

Total comprehensive income                          $1,232,060      $548,319
                                                    ==========      ========


Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 2002 annual consolidated financial statements, the notes thereto and the related Management's
Discussion and Analysis.

MidSouth Bancorp, Inc. announced net income of $1,309,552 for the first quarter of 2003, a 60% increase over net income of $818,131 reported for the first quarter of 2002. Basic earnings per share were $.45 for the quarter ending March 31, 2003 compared to $.28 for the quarter ending March 31, 2002. Diluted earnings per share were $.44 for the first quarter of 2003 and $.28 for the first quarter of 2002.

Earnings improved in quarterly comparison primarily due
to an increase of $582,716 or 15% in net interest income, attributed primarily to a decline in interest expense combined with an increase in the volume of earning assets.
 Non-interest income increased $210,490 or 14%, primarily
from services charges on deposit accounts, fee income from third party mortgage loan originations, and income from
Visa debit card and ATM processing fees. In addition, the provision for loan losses decreased $158,000, from
$358,000 in the first quarter of 2002 to $200,000 in the first
quarter of 2003.   The increases in net interest and non-
interest income for the quarter combined with the decrease in the provision for loan losses were partially offset by a $233,874 or 6% increase in non-interest expenses, primarily salaries and employee benefits, occupancy and data processing expenses.

Total consolidated assets increased $30.3 million or 8%, from $360.6 million at March 31, 2002 to $390.9 million at March 31, 2003. Deposits grew $24.4 million or 8%, from
$324.9 million at March 31, 2003 to $349.3 million at March 31, 2003.

Loans, net of the Allowance for Loan Losses ("ALL"), increased $19.1 million or 9%, from $214.6 million in the first quarter of 2002 to $233.7 million in the first quarter of 2003. Provisions for loan and lease losses decreased to $200,000 in March 2003 compared to $358,000 in March
2002. Nonperforming loans as a percentage of total loans decreased from .45% in March of 2002 to .30% in March of 2003. The ALL represented 320% of nonperforming assets as of March 31, 2003 compared to 247% as of March 31, 2002. Loans past due ninety days and over also decreased in quarterly comparison, from $760,518 at March 31, 2002 to $534,556 at March 31, 2003.

MidSouth's leverage ratio was 8.78% at March 31, 2003 compared to 8.29% at March 31, 2002. Return on average equity for the first quarter of 2003 was 18.76% compared to 14.27% for the first quarter of 2002.

Earnings Analysis

Net Interest Income

Average earning assets increased 6%, or $20.5 million from $326.0 million for the three months ended March 31, 2002 to $346.4 million for the three months ended March 31, 2003. The mix of average earning assets improved slightly, as loans represented 67% of average earning assets in the first quarter of 2003 compared to 65% in the first quarter of 2002. Average loans increased $18.1 million, from $213.2 million in the first quarter of 2002 to $231.3 million in the first quarter of 2003. The average yield on loans decreased 41 basis points in quarterly comparison, from 8.71% to 8.30% at March 31, 2003. Loan yields declined primarily due to a 50 basis point decrease in New York prime in November of 2002, combined with rate adjustments on other credits with scheduled repricing dates. The impact of the decline in yield was offset by the $18.1 million average volume increase in the loan portfolio, resulting in a $153,675 increase in interest income on loans.

Average investments increased $11.4 million, from $99.9 million at March 31, 2002 to $111.4 million at March 31, 2003. The average taxable-equivalent yield on investments decreased 77 basis points, from 5.53% in the first quarter of 2002 to 4.76% in the first quarter of 2003, primarily due to the low rate environment and high prepayment speeds on mortgage-backed securities. Additionally, federal funds sold volume decreased $9.0 million and yields declined 45 basis points, from 1.58% to 1.13%. Decreased yields offset the volume increase in investments and resulted in decreased interest income on securities and federal funds sold of $110,698 in quarterly comparison.

A 96 basis point decrease in the average rate paid on interest-bearing deposits, partially offset by an average volume increase of $8.2 million, contributed to a $539,092 decrease in interest expense for the quarter ended March
31, 2003 compared to the quarter ended March 31, 2002.
The average rate paid on interest-bearing deposits decreased from 2.70% at March 31, 2002 to 1.74% at March 31, 2003. The percentage of average noninterest-bearing deposits to average total deposits increased slightly from 25% to 26% in quarterly comparison. The impact of these changes in the yields and volume of interest-bearing liabilities significantly contributed to the $582,716 quarterly increase in net interest income. The net taxable-equivalent yield on average earning assets increased 39 basis points, from 5.21% for the quarter ended March 31, 2002 to 5.60% for the quarter ended March 31, 2003.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $132,240 or 12% for the three months ended March 31, 2003 as compared to the same period in 2002. The increase resulted primarily from an increase in insufficient funds ("NSF") fees due to an increase in the number of checking accounts from 27,125 at March 31, 2002 to 29,485 at March 31, 2003. In addition, the average NSF income per deposit account increased 6%, from $28.47 to $30.15 due to an increase in the volume of NSF items processed. The NSF per item processing fee did not increase and is on the lower end of fees charged by competitors in MidSouth's markets.

Other non-interest income increased $85,916 in quarterly comparison, primarily due to increased third-party mortgage processing fees ($45,000) and VISA debit card and ATM processing fees ($42,000). Third-party mortgage processing fees increased primarily due to continued refinancing activity. The improvement in electronic processing fees resulted from the elimination of a third party processor and establishing a direct connection to a regional switch. Bringing the processing in-house enabled
MidSouth to reduce processing the cost per transaction and to retain a larger share of the interchange revenue.

Non-interest Expense

Non-interest expense increased  $233,874 or 6% for the
three months ended March 31, 2003 compared to the three
months ended March 31, 2002.   Increases were recorded
primarily in the categories of salaries and employee benefits and occupancy expenses.

Salaries increased $110,593 in quarterly comparison primarily due to the addition of a senior level credit administrator and an information services analyst. The number of full-time equivalent ("FTE") employees increased by 7 from 210 in March 2002 to 217 in March
2003. In addition, group health insurance and other benefits costs increased $37,418 in quarterly comparison.

Occupancy expenses increased $60,005 primarily due increases in depreciation of data processing hardware and software ($40,000) and ad valorem taxes ($24,000).
Additional increases in land lease and fixed asset depreciation expenses were offset by decreases in maintenance costs associated with fixed assets and data processing hardware and software.


Balance Sheet Analysis

MidSouth ended the first quarter of 2003 with consolidated assets of $391.0 million, an increase of $8.3 million from the $382.7 million reported for December 31, 2002.
Deposits increased $5.8 million, from $343.5 million at December 31, 2002 to $349.3 million at March 31, 2003.
The increase in deposits resulted primarily from fluctuations in commercial deposit account balances.

Net loans increased $9.5 million from $224.2 million at December 31, 2002 to $233.7 at March 31, 2003. The
majority of the $9.5 million growth in net loans resulted from commercial real estate participations. Securities available-for-sale decreased $811,470 in the first quarter of

2003, as purchases of $9.0 million in securities available-for-sale were offset by maturities and calls totaling $8.2 million and sales of $1.3 million. Continued refinancing activity in mortgages resulted in increased paydowns on mortgage-backed securities. Unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $1,114,008 at March 31, 2003, compared to a net unrealized gain of $1,191,500 at December 31, 2002. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.


Capital

MidSouth's leverage ratio was 8.78% at March 31, 2003 compared to 8.45% at December 31, 2002. Tier 1 capital to risk-weighted assets was 12.62% and total capital to risk-weighted assets was 13.75% at the end of the first quarter of 2003. At year-end 2002, Tier 1 capital to risk-weighted assets was 12.57% and total capital to risk-weighted assets was 13.71%. During the first quarter of 2003, MidSouth repurchased 2,800 shares of its common stock at a total cost of $46,362.

Nonperforming Assets and Past Due Loans

Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.


                              TABLE 1

                      Nonperforming Assets and

                       Loans Past Due 90 Days



____________________________________________________________________
                                     March     December     March
                                      31,         31,         31,
                                     2003        2002        2002
____________________________________________________________________

Nonperforming loans                $710,527    $710,546    $984,680

Other real estate owned, net        212,448     174,800     108,752

Other assets repossessed                  -      45,062           -
                                   _________________________________

Total nonperforming assets         $922,975    $930,408  $1,093,432
                                   _________________________________
Loans past due 90 days
or more and still accruing         $543,556    $818,727    $760,518

Nonperforming loans as a
% of total loans                      0.30%       0.31%       0.45%

Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                           0.39%       0.41%       0.50%

Allowance for loan losses as a
% of nonperforming assets           320.08%     310.76%     247.41%
                                   _________________________________


Nonperforming assets were $922,975 as of March 31, 2003, a decrease of $7,433 from the $930,408 reported for December 31, 2002 and a decrease of $170,457 from the $1,093,432 reported for March 31, 2002. Loans past due
90 days or more increased slightly from $760,518 in March
2002 to $818,727 in December 2002 and decreased to $543,556 as of March 31, 2003. Of the $543,556 in loans past due 90 days or more at March 31, 2003, $154,351 were past due loans reported by the Finance Company.

Specific reserves have been established in the ALL to cover probable losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $2,954,235 in the allowance as of March 31, 2003 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

                                                            Page 15

Item 4.  Controls and Procedures

MidSouth's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended
(the "Exchange Act"), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, MidSouth's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to MidSouth (including its consolidated subsidiaries) required to be included in MidSouth's periodic filings under the Exchange Act.

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

10.1 MidSouth National Bank Lease Agreement with Southwest Bank Building Limited Partnership is included as Exhibit 10.7 to the MidSouth's annual report on Form 10-K for the Year Ended December 31, 1992, and is incorporated herein by reference.

10.2 First Amendment to Lease between MBL Life Assurance Corporation, successor in interest to Southwest Bank Building Limited Partnership in Commendam, and MidSouth National Bank is included as Exhibit 10.1 to Report on the MidSouth's annual report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

10.2.1 Seventh Amendment to Lease between S & A Properties II, Inc., successor in interest to Southwest Bank Building Limited Partnership in Commendam, and MidSouth Bank, N.A. effective July 1, 2002 is included as Exhibit 10.2.1 to MidSouth's Annual Report on Form 10-KSB for the year ended December 31, 2002 and is incorporated herein by reference.

10.3 Amended and Restated Deferred Compensation Plan and Trust is included as Exhibit 10.3 to the MidSouth's annual report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.

10.3.1 Amended and Restated Deferred Compensation Plan and Trust effective October 9, 2002 is included as Exhibit 10.3.1 to MidSouth's Annual Report on Form 10-KSB for the year ended December 31, 2002 and is incorporated herein by reference.

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




                                                    Page 18


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    MidSouth Bancorp, Inc.
                                    (Registrant)



Date:  May 14, 2003
       ____________


                                    _______________________________
                                    C. R. Cloutier, President & CEO



                                    _______________________________
                                    Karen L. Hail, Sr. Executive
                                    Vice President & CFO


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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of his quarterly report (the "Evaluation Date");
            and

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 14, 2003



                                            /s/Karen L. Hail
                                            _______________________
                                            Chief Financial Officer

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 14, 2003



                                       /s/ C. R. Cloutier
                                       _______________________
                                       Chief Executive Officer