Form 10QSB
period 2003-06-30
MIDSOUTH BANCORP INC
filed 2003-08-13
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
                       COMMISSION
                  WASHINGTON, D.C.  20549

                       FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended... June 30, 2003


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
               YES  __X__         NO  _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                Outstanding as of July 31, 2003

Common stock, $.10 par value                        3,191,256


         Transitional Small Business Disclosure Format:
                 Yes _______    No ____X____

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)              Page


       Statements of Condition - June 30, 2003 and
               December 31, 2002                         3

       Statements of Income - Three and Six Months
               Ended June 30, 2003 and 2002              4

       Statement of Stockholders' Equity - Six
               Months Ended June 30, 2003                5

       Statements of Cash Flows - Six Months Ended
               June 30, 2003 and 2002                    6

       Notes to Financial Statements                     7

Item 2.  Management's Discussion and Analysis or
               Plan of Operation                         8

Item 3.  Controls and Procedures                        15


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
               Holders                                  15

Item 6.  Exhibits and Reports on Form 8-K               16

Signatures                                              18



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

                                                  June 30,          December 31,
                                                    2003               2002*
ASSETS                                           (unaudited)
                                                ___________         ___________
Cash and due from banks                         $20,539,097         $18,066,035
Federal funds sold                                2,600,000           9,400,000
                                                ___________         ___________
     Total cash and cash equivalents             23,139,097          27,466,035

Interest bearing deposits in banks                   78,436               1,694
Securities available-for-sale, at fair value
     (cost of $96,462,963 in June 2003 and
     $87,755,456 in December 2002)               98,601,923          89,575,706
Securities held-to-maturity (estimated market
     value of $25,953,992 in June 2003 and
     $25,660,511 in December 2002)               23,397,517          23,398,282
Loans, net of allowance for loan losses of
     $2,951,452 in June 2003 and $2,891,380
     in December 2002                           238,875,718         224,160,846
Bank premises and equipment, net                 12,121,788          12,321,510
Other real estate owned, net                        174,800             174,800
Accrued interest receivable                       2,710,588           2,502,684
Goodwill                                            431,987             431,987
Other assets                                      2,708,592           2,653,449
                                               ____________        ____________

     Total assets                              $402,240,446        $382,686,993
                                               ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                          $91,601,772         $94,452,378
  Interest bearing                              266,597,842         249,022,468
                                               ____________        ____________
     Total deposits                             358,199,614         343,474,846

Securities sold under repurchase
    agreements and federal funds purchased        5,066,344           2,978,860
Accrued interest payable                            612,013             705,106
Notes payable                                       421,000             568,030
Junior subordinated debenture                     7,000,000           7,000,000
Other liabilities                                 1,041,854             841,592
                                               ____________        ____________
     Total liabilities                          372,340,825         355,568,434
                                               ____________        ____________

Commitments and contingencies                             -                   -

Stockholders' Equity:
   Common stock, $.10 par value- 5,000,000
     shares authorized, 3,191,256 and
     2,901,142 issued and outstanding on
     June 30, 2003 and December 31, 2002,
     respectively                                   319,126             290,114
   Surplus                                       18,582,456          12,997,762
   Unearned ESOP shares                             (90,739)           (108,975)
   Unrealized gains on securities
     available-for-sale, net of deferred taxes
     of $736,766 in June 2003 and $628,750 in
     December 2002                                1,402,194           1,191,500
   Treasury stock - 5,300 shares, at cost           (91,257)                  -
   Retained earnings                              9,777,841          12,748,158
                                                ___________         ___________
     Total stockholders' equity                  29,899,621          27,118,559
                                                ___________         ___________

Total liabilities and stockholders' equity     $402,240,446        $382,686,993
                                               =============       =============

* The consolidated statement of condition at December 31, 2002 is taken from the audited balance sheet on that date.

   See notes to unaudited consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
==============================================================================================

                                       Three Months Ended               Six Months Ended
                                           June 30,                        June 30,
                                      2003            2002            2003            2002
                                    _________________________       __________     __________

INTEREST INCOME:
Loans, including fees               $4,905,225    $4,777,307        $9,639,030     $9,357,437
Securities
     Taxable                           499,589       847,314         1,140,184      1,602,909
     Nontaxable                        487,213       428,934           955,124        851,402
Federal funds sold                      20,419        18,185            31,020         69,927
                                    __________    __________        __________     __________
TOTAL                                5,912,446     6,071,740        11,765,358     11,881,675
                                    __________    __________        __________     __________
INTEREST EXPENSE:
Deposits                               962,199     1,472,088         2,035,148      3,084,129
Securities sold under repurchase
  agreements, federal funds
  purchased and advances                17,230        27,428            30,600         30,688
Long term debt                         189,435       197,495           368,825        387,642
                                    __________    __________        __________     __________
TOTAL                                1,168,864     1,697,011         2,434,573      3,502,459
                                    __________    __________        __________     __________

NET INTEREST INCOME                  4,743,582     4,374,729         9,330,785      8,379,216

PROVISION FOR LOAN LOSSES              100,000       336,000           300,000        694,000
                                    __________    __________        __________     __________
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          4,643,582     4,038,729         9,030,785      7,685,216
                                    __________    __________        __________     __________
OTHER OPERATING INCOME:
Service charges on deposits          1,335,728     1,158,404         2,543,281      2,233,717
Gains on securities, net                92,935             -            87,632              -
Credit life insurance                   49,525        91,995           100,987        145,820
Other charges and fees                 550,962       408,831         1,010,349        782,302
                                    __________    __________        __________     __________

TOTAL OTHER INCOME                   2,029,150     1,659,230         3,742,249      3,161,839
                                    __________    __________        __________     __________
OTHER EXPENSES:
Salaries and employee benefits       2,120,394     1,982,103         4,198,122      3,917,568
Occupancy expense                      965,191       922,919         1,871,536      1,769,259
Other                                1,352,869     1,292,543         2,680,670      2,588,738
                                    __________    __________        __________     __________

TOTAL OTHER EXPENSES                 4,438,454     4,197,565         8,750,328      8,275,565
                                    __________    __________        __________     __________

INCOME BEFORE INCOME TAXES           2,234,278     1,500,394         4,022,706      2,571,490
PROVISION FOR INCOME TAXES             610,137       413,149         1,089,013        666,114
                                    __________    __________        __________     __________

NET INCOME                          $1,624,141    $1,087,245        $2,933,693     $1,905,376
                                    ==========    ==========        ==========     ==========


BASIC EARNINGS PER COMMON SHARE          $0.51         $0.34             $0.92          $0.60
                                    ==========    ==========        ==========     ==========

DILUTED EARNINGS PER COMMON SHARE        $0.49         $0.34             $0.89          $0.59
                                    ==========    ==========        ==========     ==========

   See notes to unaudited consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)


                                                                      UNREALIZED
                                                                     GAINS (LOSSES)
                          COMMON STOCK                      ESOP     ON SECURITIES   TREASURY    RETAINED
                       SHARES     AMOUNT      SURPLUS    OBLIGATION    AFS, NET       STOCK      EARNINGS       TOTAL
                      ___________________   ___________  __________  ______________  ________    ________     __________
BALANCE,
  JANUARY 1, 2003
                      2,901,142  $290,114   $12,997,762   ($108,975)   $1,191,500   $       -   $12,748,158  $27,118,559

Dividends on
  common stock,
  $.10 per share                                                                                   (290,304)    (290,304)
Purchase of
  treasury stock                                                                      (91,257)                   (91,257)
Stock dividend         290,114     29,012     5,584,694                                          (5,613,706)           -
Net income                                                                                        2,933,693    2,933,693
ESOP obligation,
  repayments                                                 18,236                                               18,236
Net change in
  unrealized
  gain/loss on
  securities
  available-for
  -sale, net of
  income taxes                                                            210,694                                210,694

                     _________   ________   ___________   _________    __________    ________    __________  ___________
BALANCE,
   JUNE 30, 2003     3,191,256   $319,126   $18,582,456    ($90,739)   $1,402,194    ($91,257)   $9,777,841  $29,899,621
                     =========   ========   ===========   =========    ==========    ========    ==========  ===========

See notes to unaudited consolidated financial statements.






MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
_________________________________________________________________________________


                                                                  June 30, 2003               June 30,2002
                                                                 _______________             _______________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $2,933,693                  $1,905,376
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                     751,667                     629,246
    Provision for loan losses                                         300,000                     694,000
    Provision for deferred taxes                                      (82,359)                    (16,418)
    Amortization of premiums on securities, net                       543,817                     213,304
    Gain on sale of securities, net                                   (87,632)                          -
    (Gain)/loss on sale of premises and equipment                     (14,834)                     40,175
    (Gain)/loss on sale of other assets repossessed/OREO               (6,152)                     25,571
    Change in accrued interest receivable                            (207,904)                   (196,709)
    Change in accrued interest payable                                (93,093)                   (104,868)
    Other, net                                                        231,365                       3,845
                                                                 _____________                ____________
NET CASH PROVIDED BY OPERATING ACTIVITIES                           4,268,568                   3,193,522
                                                                 _____________                ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits in banks                  (76,742)                    (63,500)
  Proceeds from sales of securities available-for-sale              5,427,085                           -
  Proceeds from maturities and calls of securities
    available-for-sale                                             20,618,435                  18,542,669
  Purchases of securities available-for-sale                      (35,208,449)                (24,505,784)
  Loan originations, net of repayments                            (15,034,283)                (10,762,635)
  Purchases of premises and equipment                                (543,881)                 (1,151,359)
  Proceeds from sales of premises and equipment                        39,610                         800
  Proceeds from sales of other real estate owned                       43,800                     225,013
  Net cash received in connection with acquisition                          -                   6,043,721
                                                                 _____________                ____________
NET CASH USED IN INVESTING ACTIVITIES                             (24,734,425)                (11,671,075)
                                                                 _____________                ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                              14,724,768                    (952,240)
  Net increase in securities sold under repurchase
    agreements and federal funds purchased                          2,087,484                   3,034,934
  Repayments of notes payable                                        (147,030)                   (553,000)
  Purchase of treasury stock                                          (91,257)                          -
  Payment of dividends                                               (435,046)                   (290,114)
                                                                 _____________                ____________
NET CASH PROVIDED BY FINANCING ACTIVITIES                          16,138,919                   1,239,580
                                                                 _____________                ____________
NET DECREASE  IN CASH & CASH EQUIVALENTS                           (4,326,938)                 (7,237,973)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                     27,466,035                  35,847,278
                                                                 _____________                ____________
CASH & CASH EQUIVALENTS AT END OF PERIOD                          $23,139,097                 $28,609,305
                                                                 =============                ============

    See notes to unaudited consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED  FINANCIAL STATEMENTS

1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
    FINANCIAL INFORMATION

    The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of June 30, 2003 and the results of their operations and their cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's
    2002 annual report and Form 10KSB.

    The results of operations for the six month period ended
    June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.


2.  ALLOWANCE FOR LOAN AND LOSSES



    An analysis of the activity in the allowance for loan losses is as follows:

                                              Six Months Ended
                                                  June 30,
                                             2003          2002
                                         __________    __________
       Balance at beginning of period    $2,891,380    $2,705,058
         Provision for loan losses          300,000       694,000
         Recoveries                         108,516        61,488
         Loans charged off                 (348,444)     (604,702)
                                         __________    __________
       Balance at end of period          $2,951,452    $2,855,844
                                         ==========    ==========



3.  COMPREHENSIVE INCOME

    Comprehensive income includes net income and other comprehensive income (losses) which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of MidSouth's comprehensive income for the six months ended June 30, 2003 and 2002.


                                             Six Months Ended
                                                 June 30,
                                             2003          2002
                                         __________    __________
      Net income                         $2,933,693    $1,905,376
      Other comprehensive income
        Unrealized gains (losses) on
         securities available-for-sale,
         net:
        Unrealized holding gains
         arising during the period          268,531       589,538
        Less reclassification adjustment
         for (gains) losses included
         in net income                       57,837             -
                                         __________    __________
      Total other comprehensive loss        210,694       589,538
                                         __________    __________

Total comprehensive income               $3,144,387    $2,494,914
                                         ==========    ==========


4.  STOCK DIVIDEND

    On May 27, 2003, MidSouth declared a 10% stock dividend to stockholders of record on July 31, 2003. All earnings per share information has been adjusted to give retroactive effect to this stock dividend.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED  FINANCIAL STATEMENTS

5.  STOCK BASED COMPENSATION
     MidSouth applies the Accounting Practices Board (APB) Opinion
     No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. MidSouth has adopted the disclosure-only option under SFAS No. 123. Had compensation costs for MidSouth's stock options been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, MidSouth's net income and earnings per share would have been as indicated below:

                                  Three Months Ended               Six Months Ended
                                        June 30,                      June 30,
                                 2003           2002               2003          2002

                              ___________     ___________      ____________   ___________
Net earnings available to
 common stockholders
 (in thousands):
As reported                    $1,624,141     $1,087,245         $2,933,693    $1,905,376
Deduct total stock based
  compensation determined
  under fair value method        (12,000)        (5,000)           (30,000)      (12,000)
                               ____________   ____________       ____________  ____________
Pro forma                      $1,612,141     $1,082,245         $2,903,693    $1,893,376
Basic earnings per share:      ============   ============       ============  ============
  As reported                       $0.51          $0.34              $0.92         $0.60
  Pro forma                         $0.51          $0.34              $0.91         $0.60

Diluted earnings per share:
  As reported                       $0.49          $0.34              $0.89         $0.59
  Pro forma                         $0.49          $0.33              $0.88         $0.58



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (UNAUDITED)
                                         Three Months Ended          Six Months Ended
                                              June 30                    June 30,
EARNINGS DATA                           2003           2002          2003          2002
                                   ________________________________________________________
Total interest income                $5,912,446     $6,071,740    $11,765,358  $11,881,675
Total interest expense                1,168,864      1,697,011      2,434,573    3,502,459
Net interest income                   4,743,582      4,374,729      9,330,785    8,379,216
Provision for loan losses               100,000        336,000        300,000      694,000
Non-interest income                   2,029,150      1,659,230      3,742,249    3,161,839
Non-interest expense                  4,438,454      4,197,565      8,750,328    8,275,565
Provision for income tax                610,137        413,149      1,089,013      666,114
Net income                            1,624,141      1,087,245      2,933,693    1,905,376
===========================================================================================

PER COMMON SHARE DATA <FN1>
Basic earnings per share                  $0.51          $0.34          $0.92        $0.60
Diluted earnings per share                $0.49          $0.34          $0.89        $0.59

Book value at end of period               $9.37          $7.79          $9.37        $7.79
Market price at end of period            $20.77         $11.91         $20.77       $11.91
Weighted average shares outstanding
   Basic                              3,179,256      3,173,256      3,179,256    3,173,256
   Diluted                            3,299,111      3,243,368      3,289,580    3,236,933
===========================================================================================

AVERAGE BALANCE SHEET DATA
Total assets                       $393,459,700   $359,946,669   $386,060,930 $357,858,495
Earning assets                      361,268,638    331,132,111    353,820,041  328,546,563
Loans and leases                    238,763,121    220,395,576    234,958,882  216,785,462
Interest-bearing deposits           260,760,122    238,709,360    255,540,791  240,344,275
Total deposits                      350,160,732    321,177,565    343,817,993  321,479,097
Total stockholders' equity           29,402,581     23,667,410     28,873,225   23,491,293
===========================================================================================

SELECTED RATIOS
Return on average assets
  (annualize)                              1.66%          1.21%          1.53%        1.07%
Return on average total equity
  (annualize)                             22.16%         18.43%         20.49%       16.36%
Leverage capital ratio                     8.82%          8.33%          8.82%        8.33%
Tier 1 risk-based capital ratio           12.75%         11.96%         12.75%       11.96%
Total risk-based capital ratio            13.84%         13.11%         13.84%       13.11%
Allowance for loan losses as a %
  of total loans                           1.22%          1.24%          1.22%        1.24%
============================================================================================

PERIOD ENDING BALANCE SHEET DATA      6/30/03        6/30/02       Net Change      % Change
Total assets                       $402,240,446   $379,991,713    $22,248,733         5.86%
Earning assets                      366,505,046    348,349,503    $18,155,543         5.21%
Loans and leases, net               238,875,718    227,212,579    $11,663,139         5.13%
Interest-bearing deposits           266,597,842    263,550,361     $3,047,481         1.16%
Total deposits                      358,199,614    341,799,739    $16,399,875         4.80%
Total stockholders' equity           29,899,621     24,852,271     $5,047,350        20.31%
============================================================================================


<FN1> On May 27, 2003, MidSouth announced a 10% stock dividend on its common stock to holders of record on July 31, 2003.  Per common share data has been adjusted accordingly.


Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This review should be read in conjunction with MidSouth Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 2002 annual consolidated financial statements, the notes thereto and the related Management's Discussion and Analysis.

MidSouth Bancorp, Inc. announced net income of $1,624,141 for the second quarter of 2003, a 24% improvement over first quarter 2003 earnings of $1,309,552 and a 49% increase over net income of $1,087,245 reported for the second quarter of 2002. Basic earnings per share were $.51 for the quarter ended June 30, 2003, up significantly from the $.41 reported for the first quarter of 2003 and $.34 for the quarter ended June 30, 2002. Diluted earnings per share were $.49 for the second quarter of 2003, $.40 for the first quarter of 2003 and $.34 for the second quarter of 2002. On May 27, 2003, MidSouth declared a 10% stock dividend on its common stock to holders of record on July 31, 2003. All earnings per share information has been adjusted to give retroactive effect to this stock dividend.

Earnings for the six months ended June 30, 2003 were $2,933,693, a $1,028,317 or 54% increase over the
$1,905,376 in earnings reported for the six months ended June 30, 2002. Basic earnings per share were $.92 for the first six months of 2003 versus $.60 for the first six months of 2002. Diluted earnings per share were $.89 and $.59, respectively.

Earnings improved in quarterly and year-to-date comparison primarily due to an increase in net interest income, attributed primarily to a significant decline in interest expense combined with an increase in the volume of earning assets. An increase in non-interest income and a decrease in the provision for loan losses also contributed to the improvement in earnings.

Net interest income increased $368,853 or 8% in quarterly comparison and $951,569 or 11% in year-to-date comparison.
 Non-interest income, excluding net gains on sales of securities recorded in 2003, increased $276,985 or 17% in quarterly comparison and $492,778 or 16% in year-to-date comparison.
 Non-interest income increased primarily due to increases in services charges on deposit accounts, fee income from third party mortgage loan originations, and income from Visa debit card and ATM processing fees. The provision for loan losses decreased $236,000 for the second quarter and $394,000 for the six months ended June 30, 2003 from the amounts in the comparable periods of 2002.

The increases in net interest and non-interest income for the three and six months ended June 30, 2003 combined with the decrease in the provision for loan losses were partially offset by increases of $240,889 and $474,763, respectively, in non-interest expenses, primarily salaries and employee benefits, marketing and data processing expenses.

Total consolidated assets increased $22.2 million or 6%, from $380.0 million at June 30, 2002 to $402.2 million at June 30,

2003. Deposits grew $16.4 million or 5%, from $341.8 million at June 30, 2002 to $358.2 million at June 30, 2003.

Loans, net of Allowance for Loan Losses ("ALL"), increased $11.7 million or 5%, from $227.2 million in the second quarter of 2002 to $238.9 million in the second quarter of 2003. Provisions for loan and lease losses decreased to $300,000 at June 30, 2003 compared to $694,000 at June 30, 2002.
Nonperforming loans as a percentage of total loans decreased from .36% in June of 2002 to .35% in June of 2003. The ALL represented 287% of nonperforming assets as of June 30, 2003 compared to 303% as of June 30, 2002. Loans past due ninety days and over also decreased in quarterly comparison, from $716,639 at June 30, 2002 to $477,153 at June 30,
2003.

MidSouth's leverage ratio was 8.82% at June 30, 2003 compared to 8.33% at June 30, 2002. Return on average equity for the second quarter of 2003 was 22.16% compared to 18.43% for the second quarter of 2002.

Earnings Analysis

Net Interest Income

Average earning assets increased 9%, or $30.1 million from $331.1 million for the three months ended June 30, 2002 to $361.2 million for the three months ended June 30, 2003. The mix of average earning assets shifted slightly, as loans represented 66% of average earning assets in the second quarter of 2003 compared to 67% in the second quarter of 2002. Average loans increased $18.4 million, from $220.4 million in the second quarter of 2002 to $238.8 million in the second quarter of 2003. The average yield on loans decreased 45 basis points in quarterly comparison, from 8.69% to 8.24% at June 30, 2003. Loan yields declined primarily due to a 50 basis point decrease in New York prime in November of 2002, combined with rate adjustments on other credits with scheduled repricing dates.

Approximately 44% of MidSouth's loan portfolio earns a variable rate of interest, with 31% adjusting with changes in the prime rate and another 14% adjusting on a scheduled repricing date. Approximately 56% of the loan portfolio earns a fixed rate of interest, the majority of which matures within three years. The mix of variable and fixed rate loans provides some protection to changes in market rates of interest. However, the average yield on loans will continue to drop as fixed rate loans mature and reprice unless market rates begin to rise. The impact of the decline in yield over the twelve months ended
June 30, 2003 was offset by the $18.4 million average volume increase in the loan portfolio, resulting in a $127,918 increase in interest income on loans in quarterly comparison.

Average investments increased $8.9 million, from $106.3 million at June 30, 2002 to $115.2 million at June 30, 2003.
The average taxable-equivalent yield on investments decreased 137 basis points, from 5.52% in the second quarter of 2002 to 4.15% in the second quarter of 2003, primarily due to the low rate environment and high prepayment speeds on mortgage-backed securities. Additionally, federal funds sold volume increased $2.9 million and yields declined 46 basis points, from 1.56% to 1.10%. Decreased yields offset the volume increase in investments and resulted in a decrease in taxable-equivalent interest income on securities and federal funds sold of $267,665 in quarterly comparison

A 99 basis point decrease in the average rate paid on interest-bearing deposits, partially offset by an average volume increase of $22.0 million, contributed to a $528,147 decrease in interest expense for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. The average rate paid on interest-bearing deposits decreased from 2.47% at June 30, 2002 to 1.48% at June 30, 2003. The percentage of average noninterest-bearing deposits to average total deposits remained unchanged at 26% in quarterly comparison. The impact of these changes in the yields and volume of interest-bearing liabilities significantly contributed to the $368,853 quarterly increase in net interest income. The net taxable-equivalent yield on average earning assets decreased 3 basis points, from 5.52% for the quarter ended June 30, 2002 to 5.49% for the quarter ended June 30, 2003.

A review of the changes in volume and yields of average earning assets and interest-bearing liabilities between the two six month periods ended June 30, 2002 and 2003 reflected results similar to the quarterly comparison. The net taxable-equivalent yield on average earning assets for the six months ended June 30, 2003 decreased 5 basis points, from 5.37% at June 30, 2002 to 5.32% at June 30, 2003.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $177,324 or 15% for the three months ended and $309,564 or 14% for the six months ended June 30, 2003 as compared to the same period in 2002. The increase resulted primarily from an increase in insufficient funds ("NSF") fees due to an increase in the number of checking accounts from 18,431 at June 30, 2002 to 19,810 at June 30, 2003 and an increase in the number of accounts that had an NSF occurrence. The average number of NSF's per account per month remained relatively constant at an average of
2.38 per month in 2002 and an average of 2.35 per month in 2003. The NSF per item processing fee did not increase and is on the lower end of fees charged by competitors in MidSouth's markets.

Other non-interest income increased $142,131 in quarterly comparison and 228,047 in year-to-date comparison, primarily due to increased third-party mortgage processing fees and VISA debit card and ATM processing fees. Third-party mortgage processing fees increased primarily due to continued refinancing activity. The improvement in ATM processing fees resulted from the elimination of a third party processor and establishing a direct connection to a regional switch. Bringing the processing in-house enabled MidSouth to reduce the processing cost per transaction and to retain a larger share of the interchange revenue. Beginning August 1, 2003, income from VISA debit card and ATM processing will be affected by a reduction in interchange revenue due to a lawsuit settlement between VISA and Walmart. However, the cost savings of processing in-house is expected to exceed the reduction in interchange revenue in the current year.

Net gains on sales of securities totaled $92,935 for the quarter ended June 30, 2003. The gains resulted from the sale of a $3 million agency bond and $1 million corporate bond that were scheduled to mature in 2004.

Non-interest Expense

Non-interest expense increased  $240,889 and $474,763 for
the three months and six months ended June 30, 2003
compared to the three and six months ended June 30, 2002,
respectively.   Increases were recorded primarily in the
categories of salaries and employee benefits, occupancy and marketing expenses.

Salaries increased $138,291 in quarterly comparison and $280,554 in year-to-date comparison primarily due to an increase in the number of full-time equivalent ("FTE") employees by 8, from 208 in June 2002 to 219 in June 2003.
 Additions to staff included a senior level credit administrator and an information services analyst. In addition, group health insurance and other benefits costs increased $6,444 in quarterly comparison and $49,528 in year-to date comparison.

Occupancy expenses increased $42,272 in quarterly comparison and $102,277 in year-to-date comparison primarily due to increases in depreciation of data processing hardware and software and ad valorem taxes. Additional increases in land lease and fixed asset depreciation expenses were offset by decreases in maintenance costs associated with fixed assets and data processing hardware.

Marketing expenses increased $42,168 and $96,421 for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002, respectively. The increase resulted primarily from sponsorships for trade shows and a radio advertising campaign.

Balance Sheet Analysis

MidSouth ended the second quarter of 2003 with consolidated assets of $402.2 million, an increase of $19.5 million from the $382.7 million reported for December 31, 2002. Deposits increased $14.7 million, from $343.5 million at December 31, 2002 to $358.2 million at June 30, 2003. The increase in deposits resulted primarily from increases in commercial deposit account balances. In the first week of July 2003, MidSouth received approximately $30 million in interest-bearing deposits through a two-year public funds contract.

Net loans increased $14.7 million from $224.2 million at December 31, 2002 to $238.9 at June 30, 2003. The majority of the $14.7 million growth in net loans resulted from commercial real estate loans and participations. Securities available-for-sale increased $9.0 million in the six months ended June 30, 2003, as purchases of $35.2 million in securities available-for-sale were partially offset by maturities and calls totaling $20.6 million and sales of $5.4 million. Continued refinancing activity in mortgages resulted in increased paydowns on mortgage-backed securities. Unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $1,402,194 at June 30, 2003, compared to a net unrealized gain of $1,191,500 at December 31, 2002. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.




Capital

MidSouth's leverage ratio was 8.82% at June 30, 2003 compared to 8.45% at December 31, 2002. Tier 1 capital to risk-weighted assets was 12.75% and total capital to risk-weighted assets was 13.84% at the end of the second quarter of 2003. At year-end 2002, Tier 1 capital to risk-weighted assets was 12.57% and total capital to risk-weighted assets was 13.71%. During the first quarter of 2003, MidSouth repurchased 2,800 shares of its common stock at a total cost of $46,362. An additional 2,500 shares were repurchased during the second quarter of 2003 at a total cost of $44,895. On May 27, 2003, MidSouth declared a 10% stock dividend on its common stock to holders of record on July 31, 2003 and payable on August 29, 2003. All earnings per share information has been adjusted to give retroactive effect to this stock dividend.

Nonperforming Assets and Past Due Loans

Table 1 summarizes MidSouth's nonaccrual, past due and restructured loans and nonperforming assets.


                          TABLE 1

                  Nonperforming Assets and

                   Loans Past Due 90 Days



===============================================================

                                June      December      June
                                 30,         31,         30,
                                2003        2002        2002

Nonperforming loans           $852,175    $710,546    $832,209

Other real estate owned, net   174,800     174,800     108,752

Other assets repossessed             -      45,062           -
                              ________________________________

Total nonperforming assets  $1,026,975    $930,408    $940,961

Loans past due 90 days
or more and still accruing    $477,153    $818,727    $716,639
                              ================================


Nonperforming loans as a
% of total loans                 0.35%       0.31%       0.36%


Nonperforming assets as a
% of total loans, other real
estate owned and other assets
repossessed                      0.42%       0.41%       0.41%


Allowance for loan losses
as a % of nonperforming
assets                         287.39%      310.76%     303.50%
                              _________________________________


Nonperforming assets were $1,026,975 as of June 30, 2003, an increase of $96,567 from the $930,408 reported for December 31, 2002 and an increase of $86,014 from the $940,961 reported for June 30, 2002. Loans past due 90 days or more increased from $716,639 in June 2002 to $818,727 in December 2002 and decreased to $477,153 as of June 30, 2003. Specific reserves have been established in the ALL to cover probable losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $2,951,452 in the allowance as of June 30, 2003 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

Part I. Item 3.  Controls and Procedures

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

Part II. Item 4.  Submission of Matters to a Vote of Security
                  Holders

At the annual meeting of shareholders of MidSouth Bancorp, Inc. held May 27, 2003 at 4:00 p.m., the Class I Directors were elected.

The following provides information as to the votes:

Election of Class I Directors         For            Withheld

C. R. Cloutier                     2,207,007           6,860

J. B. Hargroder, M.D.              2,207,007           6,860

William M. Simmons                 2,206,707           7,160

Part II. Item 6.  Exhibits and Reports on Form 8-K           Page15

(a) Exhibits

Exihibit Number             Document Description

  3.1                   Amended and Restated Articles of
                        Incorporation of MidSouth Bancorp,
                        Inc. is included as Exhibit 3.1 to the
                        MidSouth's Report on Form 10-K for
                        the year ended December 31, 1993, and is incorporated herein byreference.

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

  3.3                   Amended and Restated By-laws adopted by
                        the Board of Directors on April 12, 1995 are included as Exhibit 3.2 to Amendment No. 1 to MidSouth's Registration Statement on Form S-4/A (Reg. No. 33-58499) filed on June 1, 1995.

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

 11                     Computation of earnings per share

 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b) Reports Filed on Form 8-K


         A press release regarding MidSouth's earnings for the quarter ended June 30, 2003 was attached as Exhibit
         99.1 to the Form 8-K filed on July 25, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MidSouth Bancorp, Inc.
                                                (Registrant)

Date:  August 14, 2003
       ________________

                                               /s/ C. R. Cloutier
                                               _____________________
                                               C. R. Cloutier, President
                                               & CEO



                                               /s/ Karen L. Hail
                                               _____________________
                                               Karen L. Hail, Executive
                                               Vice President & CFO


                                               /s/ Teri S. Stelly
                                               _____________________
                                               Teri S. Stelly, Senior
                                               Vice President & Controller

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



Date: August 14, 2003



                                           /s/ C. R. Cloutier
                                           ___________________
                                           Chief Executive Officer

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



Date: August 14, 2003

                                          /s/ Karen L. Hail
                                          __________________
                                          Chief Financial Officer