Form 10QSB
period 2003-09-30
MIDSOUTH BANCORP INC
filed 2003-11-12
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10QSB


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended.......   September 30, 2003


______TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ..... to .....



                COMMISSION FILE NUMBER 1-11826

                    MIDSOUTH BANCORP, INC.
             Louisiana                 72-1020809


          102 Versailles Boulevard, Lafayette, Louisiana
                            70501
                       (337) 237-8343

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.		YES  __X__		NO  _____

State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date.           Outstanding as of October 31, 2003

        Common stock, $.10 par value           3,190,879


         Transitional Small Business Disclosure Format:
                 Yes _______     No ____X____

PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)           Page


          Statements of Condition - September 30, 2003
                and December 31, 2002                      3

          Statements of Income - Three and Nine Months
                Ended September 30, 2003 and 2002          4

          Statement of Stockholders' Equity - Nine
                Months Ended September 30, 2003            5

          Statements of Cash Flows - Nine Months
                Ended September 30, 2003 and 2002          6

          Notes to Financial Statements                    7

     Item 2.  Management's Discussion and Analysis or
                Plan of Operation                          8

     Item 3.  Controls and Procedures                     15


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K            16

     Signatures                                           18


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                 September          December 31,
                                                    2003               2002*
ASSETS
                                                ___________         ___________

Cash and due from banks                         $17,105,433         $18,066,035
Federal funds sold                                1,400,000           9,400,000
                                                ___________         ___________

     Total cash and cash equivalents             18,505,433          27,466,035

Interest bearing deposits in banks                    3,767               1,694
Securities available-for-sale, at fair value
  (cost of $114,421,499 in September 2003 and
  $87,755,456 in December 2002)                 115,881,192          89,575,706
Securities held-to-maturity (estimated market
  value of $25,583,542 in September 2003 and
  $25,660,511 in December 2002)                  23,396,984          23,398,282
Loans, net of allowance for loan losses of
  $3,032,042 in September 2003 and
  $2,891,380 in December 2002                   243,834,761         224,160,846
Bank premises and equipment, net                 12,018,097          12,321,510
Other real estate owned, net                        233,099             174,800
Accrued interest receivable                       2,676,651           2,502,684
Goodwill                                            431,987             431,987
Other assets                                      2,898,141           2,653,449
                                                ___________         ___________

     Total assets                              $419,880,112        $382,686,993
                                                ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                          $88,922,525         $94,452,378
  Interest bearing                              285,161,571         249,022,468
                                                ___________         ___________

     Total deposits                             374,084,096         343,474,846

Securities sold under repurchase
  agreements and federal funds purchased          6,332,457           2,978,860
Accrued interest payable                            402,622             705,106
Notes payable                                             0             568,030
Junior subordinated debenture                     7,000,000           7,000,000
Other liabilities                                 1,073,444             841,592
                                                ___________         ___________

     Total liabilities                          388,892,619         355,568,434
                                                ___________         ___________

Commitments and contingencies                             -                   -

Stockholders' Equity:
  Common stock, $.10 par value- 5,000,000
   shares authorized, 3,190,879 and
   2,901,142 issued and outstanding on
   September 30, 2003 and December 31, 2002         319,088             290,114
  Surplus                                        18,575,189          12,997,762
  Unearned ESOP shares                              (86,762)           (108,975)
  Unrealized gains on securities
   available-for-sale, net of deferred taxes
   of $507,175 in September 2003 and $628,750
   in December 2002                                 952,517           1,191,500
  Treasury stock - 5,830 shares, at cost            (91,257)                  -
  Retained earnings                              11,318,718          12,748,158
                                                ___________         ___________

     Total stockholders' equity                  30,987,493          27,118,559
                                                ___________         ___________

Total liabilities and stockholders' equity     $419,880,112        $382,686,993
                                                ===========         ===========

  The consolidated statement of condition at December 31, 2002 is taken from the audited balance sheet on that date.
  See notes to unaudited consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                        Three Months Ended               Nine Months Ended
                                           September 30,                    September 30,
                                       2003            2002            2003            2002
                                     _________________________      ___________________________
INTEREST INCOME:
Loans, including fees                $5,167,500     $5,002,166      $14,806,530     $14,359,603
Securities
     Taxable                            554,542        775,862        1,694,726       2,378,771
     Nontaxable                         519,750        444,316        1,474,874       1,295,718
Federal funds sold                       27,147         32,751           58,167         102,678
                                     __________     __________      ___________     ___________
TOTAL                                 6,268,939      6,255,095       18,034,297      18,136,770
                                     __________     __________      ___________     ___________
INTEREST EXPENSE:
Deposits                                963,054      1,464,055        2,998,202       4,548,184
Securities sold under repurchase
  agreements, federal funds
  purchased and advances                 15,121         17,176           45,721          47,864
Long term debt                          177,926        184,465          546,751         572,107
                                     __________     __________      ___________     ___________
TOTAL                                 1,156,101      1,665,696        3,590,674       5,168,155
                                     __________     __________      ___________     ___________
NET INTEREST INCOME                   5,112,838      4,589,399       14,443,623      12,968,615

PROVISION FOR LOAN LOSSES               250,000        429,250          550,000       1,123,250
                                     __________     __________      ___________     ___________
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES           4,862,838      4,160,149       13,893,623      11,845,365
                                     __________     __________      ___________     ___________
OTHER OPERATING INCOME:
Service charges on deposits           1,342,592      1,207,055        3,885,873       3,440,772
Gains on securities, net                 10,393            712           98,025             712
Credit life insurance                    33,475         62,050          134,462         207,870
Other charges and fees                  603,213        557,463        1,613,562       1,339,765
                                     __________     __________      ___________     ___________
TOTAL OTHER INCOME                    1,989,673      1,827,280        5,731,922       4,989,119
                                     __________     __________      ___________     ___________
OTHER EXPENSES:
Salaries and employee benefits        2,175,214      2,077,537        6,373,336       5,995,105
Occupancy expense                       976,038        960,874        2,847,574       2,730,133
Other                                 1,352,516      1,274,688        4,033,186       3,863,426
                                     __________     __________      ___________     ___________
TOTAL OTHER EXPENSES                  4,503,768      4,313,099       13,254,096      12,588,664
                                     __________     __________      ___________     ___________
INCOME BEFORE INCOME TAXES            2,348,743      1,674,330        6,371,449       4,245,820
PROVISION FOR INCOME TAXES              614,176        432,657        1,703,189       1,098,771
                                     __________     __________      ___________     ___________
NET INCOME                           $1,734,567     $1,241,673       $4,668,260      $3,147,049
                                     ==========     ==========      ===========     ===========


BASIC EARNINGS PER COMMON SHARE           $0.55          $0.39            $1.47           $0.99
                                     ==========     ==========      ===========     ===========

DILUTED EARNINGS PER COMMON SHARE         $0.52          $0.38            $1.41           $0.97
                                     ==========     ==========      ===========     ===========


   See notes to unaudited consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)


                                                                  UNREALIZED
                                                                    GAINS
                                                                   (LOSSES)
                                                                      ON
                        COMMON STOCK                      ESOP    SECURITIES   TREASURY  RETAINED
                     SHARES      AMOUNT    SURPLUS     OBLIGATION  AFS, NET     STOCK    EARNINGS       TOTAL
                     ___________________  ___________  __________ __________   ________ __________   __________
BALANCE,
   JANUARY 1, 2003
                     2,901,142  $290,114  $12,997,762  ($108,975) $1,191,500  $      - $12,748,158  $27,118,559

Dividends on
  common stock, $.10
  per share                                                                               (481,177)    (481,177)
Purchase of treasury
  stock                                                                        (91,257)                 (91,257)
Stock dividend         289,737    28,974    5,577,427                                   (5,616,523)     (10,122)
Net income                                                                               4,668,260    4,668,260
ESOP obligation,
  repayments                                              22,213                                         22,213
Net change in
  unrealized gain/loss
  on securities
  available-for-sale,
  net of income taxes                                              (238,983)                           (238,983)
                     _________  ________  ___________  ________    ________   ________ ___________  ___________

BALANCE,
   SEPTEMBER 30,
    2003             3,190,879  $319,088  $18,575,189  ($86,762)   $952,517   ($91,257)$11,318,718  $30,987,493
                     =========  ========  ===========  ========    ========   ======== ===========  ===========


See notes to unaudited consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
______________________________________________________________________________________________

                                                      September 30, 2003    September 30,2002
                                                      __________________    _________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $4,668,260           $3,147,049
Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                             1,128,049              989,748
    Provision for loan losses                                   550,000            1,123,250
    Provision for deferred taxes                                (84,153)             (21,661)
    Amortization of premiums on securities, net                 877,778              342,597
    Gain on sale of securities, net                             (98,025)                (712)
    (Gain)/loss on sale of premises and equipment               (14,768)              40,175
    (Gain)/loss on sale of OREO                                  (6,152)              25,571
    Change in accrued interest receivable                      (173,967)            (256,089)
    Change in accrued interest payable                         (302,484)            (432,382)
    Other, net                                                  242,289               (7,102)
                                                          _____________         ____________
NET CASH PROVIDED BY OPERATING ACTIVITIES                     6,786,827            4,950,444
                                                          _____________         ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (decrease) increase in interest-bearing deposits
    in banks                                                     (2,073)             100,538
  Proceeds from sales of securities available-for-sale        6,464,685              585,250
  Proceeds from maturities and calls of securities
    available-for-sale                                       35,179,930           26,052,802
  Purchases of securities available-for-sale                (69,089,114)         (36,261,485)
  Loan originations, net of repayments                      (20,297,649)         (16,055,612)
  Purchases of premises and equipment                          (800,218)          (1,577,717)
  Proceeds from sales of premises and equipment                  39,610                  800
  Proceeds from sales of other real estate owned                 43,800              225,013
  Net cash received in connection with acquisition                    -            5,882,448
                                                          _____________         ____________
NET CASH USED IN INVESTING ACTIVITIES                       (48,461,029)         (21,047,963)
                                                          _____________         ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                        30,609,250             (130,092)
  Net increase in securities sold under repurchase
    agreements and federal funds purchased                    3,353,597            3,061,473
  Repayments of notes payable                                  (568,030)            (635,000)
  Purchase of treasury stock                                    (91,257)                   -
  Payment of cash for fractional shares                         (10,122)                   -
  Payment of dividends                                         (579,838)            (435,171)
                                                          _____________         ____________
NET CASH PROVIDED BY FINANCING ACTIVITIES                    32,713,600            1,861,210
                                                          _____________         ____________

NET DECREASE  IN CASH & CASH EQUIVALENTS                     (8,960,602)         (14,236,309)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD               27,466,035           35,847,278
                                                          _____________         ____________

CASH & CASH EQUIVALENTS AT END OF PERIOD                    $18,505,433          $21,610,969
                                                          =============         ============


    See notes to unaudited consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED  FINANCIAL STATEMENTS

1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
    FINANCIAL INFORMATION

    The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of September 30, 2003 and the results of their operations and their cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 2002 annual report and Form 10KSB.

    The results of operations for the nine month period ended
    September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

2.  ALLOWANCE FOR LOAN AND LOSSES

    An analysis of the activity in the allowance for loan losses is as follows:


                                             Nine Months Ended
                                               September 30,
                                           2003          2002
                                        __________    __________
       Balance at beginning of period   $2,891,380    $2,705,058
         Provision for loan losses         550,000     1,123,250
         Recoveries                        189,861       111,064
         Loans charged off                (599,199)     (928,978)
                                        __________    __________

       Balance at end of period         $3,032,042    $3,010,394
                                        ==========    ==========


3.  COMPREHENSIVE INCOME

    Comprehensive income includes net income and other comprehensive income (losses) which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of MidSouth's comprehensive income for the nine months ended September 30, 2003 and 2002.

                                            Nine Months Ended
                                              September 30,
                                           2003          2002
                                        __________    __________
      Net income                        $4,668,260    $3,147,049
      Other comprehensive income
        Unrealized gains (losses) on
          securities available-for-sale,
          net:
        Unrealized holding gains (losses)
          arising during the period       (303,679)      934,701
        Less reclassification adjustment
          for (gains) losses included
          in net income                    (64,696)         (463)
                                        __________    __________
      Total other comprehensive loss      (238,983)      934,238
                                        __________    __________

Total comprehensive income              $4,429,277    $4,081,287
                                        ==========    ==========


4.  STOCK DIVIDEND

    On August 29, 2003, MidSouth paid a 10% stock dividend to stockholders of record on July 31, 2003. All earnings per share information has been adjusted to give retroactive effect to this stock dividend.

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


                              Three Months Ended          Nine Months Ended
                                September 30,                September 30,
                            2003           2002          2003          2002
                          __________     __________    __________    __________
  Net earnings available
   to common stockholders
  As reported             $1,734,567     $1,241,673    $4,668,260    $3,147,049
  Deduct total stock
   based compensation
   determined under
   fair value method         (12,000)        (5,000)      (42,000)      (17,000)
                          __________     __________    __________    __________
  Pro forma               $1,722,567     $1,236,673    $4,626,260    $3,130,049
                          ==========     ==========    ==========    ==========
  Basic earnings per
   share:
  As reported                  $0.55          $0.39         $1.47         $0.99
  Pro forma                    $0.54          $0.39         $1.46         $0.99

  Diluted earnings per
   share:
  As reported                  $0.52          $0.38         $1.41         $0.97
  Pro forma                    $0.52          $0.38         $1.40         $0.97


Part 1. Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 2002 annual consolidated financial statements, the notes thereto and the related Management's
Discussion and Analysis.

MidSouth earned net income of $1,734,567, a 40% increase over the $1,241,673 for the third quarter of 2002 and a 7% increase over the second quarter 2003 earnings of $1,624,141. Basic earnings per share were $.55 for the quarter ended September 30, 2003, a significant increase from the $.39 per share reported for the third quarter of 2002, and up four cents ($.04) from the $.51 per share reported for the second quarter of 2003. Diluted earnings per share were $.52 for the third quarter of 2003 compared to $.38 per share for the third quarter of 2002 and $.49 for the second quarter of 2003. On August 29, 2003, MidSouth paid a 10% stock dividend on its common stock to holders of record on July 31, 2003. Earnings per common share data have been adjusted accordingly.

Earnings for the nine months ended September 30, 2003 were $4,668,260, a $1,521,211 or a 48% increase over the
$3,147,049 for the nine months ended September 30, 2002.
 Basic earnings per share were $1.47 for the first nine months of 2003 compared to $.99 for the first nine months of 2002. Diluted earnings per share were $1.41 and $.97, respectively.

Earnings improved in quarterly and year-to-date comparison primarily due to an increase in net interest income, attributed primarily to a significant decline in interest expense combined with a slight increase in the volume of earning assets. A substantial decrease in the provision for loan losses and an increase in non-interest income also contributed to the improvement in earnings. In quarterly comparison, the increase in non-interest income had an impact to earnings comparable to the decrease in the provision for loan losses. In year-to-date comparison, the increase in non-interest income had a greater impact on earnings than the decrease in the provision for loan losses.

Net interest income increased $523,439 or 11% in quarterly comparison and $1,475,008 or 11% in year-to-date comparison. Non-interest income, excluding net gains on sales of securities recorded in 2003, increased $152,712 or 8% in quarterly comparison and $645,490 or 13% in year-to-date comparison. Non-interest income increased primarily due to increases in service charges on deposit accounts, income from third party mortgage loan originations and third party investment advisory services, and VISA debit card and ATM processing fees. The provision for loan losses decreased $179,250 for the third quarter and $573,250 for the nine months ended September
30, 2003 from the amounts in the comparable periods of 2002.

The increases in net interest and non-interest income for the three and nine months ended September 30, 2003 combined with the decrease in the provision for loan losses were partially offset by increases of $190,669 and $665,432, respectively, in non-interest expenses, primarily salaries and employee benefits, occupancy expense and marketing expense.

Total consolidated assets increased $37.2 million or 10%, from $382.7 million at December 31, 2002 to $419.9 million at September 30, 2003.  Deposits grew $30.6
million or 9%, from $343.5 million at December 31, 2002 to $374.1 million at September 30, 2003. The increase in deposits resulted primarily from deposits associated with a public funds contract. The funds were deposited on July 1, 2003 and averaged $26.9 million for the third quarter of 2003.

Loans, net of Allowance for Loan Losses ("ALL"), increased $19.7 million or 9%, from $224.1 million at December 31, 2002 to $243.8 million at September 30,
2003. Nonperforming assets, including loans past due ninety days and over, as a percentage of total assets decreased from .60% at September 30, 2002, to .46% at December 31, 2002 and to .34% at September 30, 2003.
The ALL represented 213% of nonperforming assets at September 30, 2003 compared to 165% at December 31,
2002 and 132% at September 30, 2002. Loans past due ninety days and over decreased significantly from $1,275,233 at September 30, 2002 to $818,727 at
December 31, 2002 and to $489,379 at September 30,
2003.

MidSouth's leverage ratio was 8.51% at September 30, 2003 compared to 8.24% at September 30, 2002. Return on average equity for the third quarter of 2003 was 21.90% compared to 18.92% for the third quarter of 2002.

Earnings Analysis

Net Interest Income

Average earning assets increased 14%, or $48.6 million from $345.3 million for the three months ended September
30, 2002 to $393.9 million for the three months ended
September 30, 2003. The mix of average earning assets shifted in quarterly comparison, as loans represented 62%
of average earning assets in the third quarter of 2003 compared to 67% in the third quarter of 2002. The shift resulted primarily from investing the majority of funds received from a public funds contract in the third quarter of 2003 into investment securities instead of loans. Approximately $30 million in contracted funds were deposited on July 1, 2003 and will be under contract for a period of two years. Average loans increased
$14.0 million, from $230.9 million in the third quarter of 2002 to $244.9 million in the third quarter of 2003. The average yield on loans decreased 22 basis points in quarterly comparison, from 8.59% to 8.37% at September 30, 2003. Loan yields declined primarily due to a 50 basis point decrease in New York prime in November of 2002, combined with rate the adjustments on other credits with scheduled repricing dates.

Approximately 43% of MidSouth's loan portfolio earns a variable rate of interest, with 29% adjusting with changes in the prime rate and another 14% adjusting on a scheduled repricing date. Approximately 57% of the loan portfolio earns a fixed rate of interest, the majority of which matures within three years. The mix of variable and fixed rate loans provides some protection to changes in market rates of interest. However, the average yield on loans will continue to drop as fixed rate loans mature and reprice unless market rates begin to rise. The impact of the decline in yield over the twelve months ended September 30, 2003 was offset by the $14.0 million average volume increase in the loan portfolio, resulting in a $165,334 increase in interest income on loans in quarterly comparison.

Average investments increased $31.2 million, from $105.2 million at September 30, 2002 to $136.4 million at September 30, 2003 and represented 38% of average earning assets. The increase in volume resulted primarily from the investment of $26.9 million in average deposits added in the third quarter of 2003 from the public funds contract. The average taxable-equivalent yield on investments decreased 170 basis points, from 5.32% in the third quarter of 2002 to 3.62% in the third quarter of 2003, primarily due to the low rate environment and high prepayment speeds on mortgage-backed securities.
Additionally, federal funds sold volume increased
$3.3 million and the yield declined 56 basis points, from 1.42% to .86%. Decreased yields offset the volume increase in investments and resulted in a decrease in interest income on securities and federal funds sold of $151,490 in quarterly comparison.

A 94 basis point decrease in the average rate paid on interest-bearing deposits, partially offset by an average volume increase of $34.0 million, contributed to a $501,001 decrease in interest expense for the quarter ended
September 30, 2003 compared to the quarter ended
September 30, 2002. The average rate paid on interest-bearing deposits decreased from 2.25% at September 30, 2002 to 1.31% at September 30, 2003.

The percentage of average non-interest-bearing deposits to average total deposits declined only 1%, from 24% to 23%
in quarterly comparison, despite the addition of $26.9 million in average interest-bearing deposits in the third quarter of 2003 from the public fund contract. A decline in the average volume of certificates of deposits offset the impact of the interest-bearing public fund deposits, thereby resulting in little change to the mix of non-interest bearing and interest-bearing deposits. The impact of these changes in the yields and volume of interest-bearing liabilities significantly contributed to the $523,439 quarterly increase in net interest income.

The impact of the changes in volume and yield of average earning assets and interest-bearing liabilities resulted in a decrease in the net taxable-equivalent yield on average earning assets of 17 basis points, from 5.49% for the quarter ended September 30, 2002 to 5.32% for the quarter ended September 30, 2003. However, the taxable-equivalent net interest spread reflected a 3 basis point increase, from 4.96% at September 30, 2002 to 4.99% at September 30, 2003.

Year-to-date comparison for the nine-month periods ended
September 30, 2002 and 2003 reflected a 69 basis point decline in the yield on average earning assets, from 7.48% to 6.79%, respectively. The average rate paid on interest-bearing liabilities also declined by 97 basis points, from 2.68% at September 30, 2002 to 1.71% at September 30,
2003. The mix of average earning assets shifted only slightly in year-to-date comparison and the deposit mix remained constant. The net taxable-equivalent yield on average earning assets for the nine months ended
September 30, 2003 increased 7 basis points, from 5.41% at September 30, 2002 to 5.48% at September 30, 2003. The taxable-equivalent net interest spread increased 28 basis points, from 4.80% at September 30, 2002 to 5.08% at September 30, 2003.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $135,537 or 11% for the three months ended and $445,101 or 13% for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase resulted primarily from an increase in insufficient funds ("NSF") fees due to an increase in the number of checking accounts from 28,417 at September 30, 2002 to 30,718 at September 30, 2003 and an increase in the number of accounts that had an NSF occurrence. The average number of NSF's per account per month remained relatively constant at an average of 2.38 per month in 2002 and an average of 2.35 per month in 2003. The NSF per item processing fee did not increase and is on the lower end of fees charged by competitors in MidSouth's markets.

Other non-interest income increased $45,750 in quarterly comparison and $273,797 in year-to-date comparison, primarily due to increases in lease income from a third-party investment advisory service, third-party mortgage processing fees and VISA debit card and ATM processing fees. Third-party mortgage processing fees increased primarily due to continued refinancing activity. The improvement in ATM processing fees resulted from the elimination of a third party processor and establishing a direct connection to a regional switch. Bringing the processing in-house enabled MidSouth to reduce the processing cost per transaction and to retain a larger share of the interchange revenue. Beginning August 1, 2003, income from VISA debit card and ATM processing will be affected by a reduction in interchange revenue due to a lawsuit settlement between VISA and Walmart. However, the cost savings of processing in-house is expected to exceed the reduction in interchange revenue in the current year.

Non-interest Expense

Non-interest expense increased  $190,669 or 4% and
$665,432 or 5% for the three months and nine months
ended September 30, 2003 compared to the three and nine
months ended September 30, 2002, respectively.   Increases
were recorded primarily in the categories of salaries and employee benefits, occupancy and marketing expenses.

Salaries and benefits costs increased $97,677 in quarterly
comparison and $378,231 in year-to-date comparison
primarily due to an increase in the number of full-time
equivalent ("FTE") employees by 10, from 208 in
September 2002 to 218 in September 2003.   New hires
over the past twelve months included a senior level credit administrator, an information services analyst, and a call center manager. In addition, group health insurance costs increased $32,490 in quarterly comparison and $61,364 in year-to date comparison.

Occupancy expenses increased $15,164 in quarterly comparison and $117,441 in year-to-date comparison primarily due to increases in leasehold depreciation expense, ad valorem tax expense and utilities costs.
Leasehold depreciation expense increased due to $86,814 in leasehold improvements made at MidSouth's main office and Pinhook office over the past twelve months. The accrual for ad valorem taxes increased due to anticipated increases in property values and bank capital.

Marketing expenses increased $45,524 and $160,838 for the three and nine months ended September 30, 2003 compared to the three and nine months ended September
30, 2002, respectively. The increase resulted primarily from bank sponsorships for trade shows and a radio advertising campaign.

Balance Sheet Analysis

MidSouth ended the third quarter of 2003 with consolidated assets of $419.9 million, an increase of $37.2 million from the $382.7 million reported for December 31, 2002.
Deposits increased $30.6 million, from $343.5 million at December 31, 2002 to $374.1 million at September 30,
2003. The increase resulted primarily from interest-bearing deposits received on July 1, 2003 through a two-year public funds contract. Balances deposited as a result of the contract averaged $26.9 million for the third quarter of 2003. Non-interest bearing deposits declined $5.5 million or 6%, from $94.4 million at December 31, 2002 to $88.9 million at September 30, 2003. The decline resulted primarily from fluctuations in commercial deposit balances.

Net loans increased $19.7 million from $224.1 million at December 31, 2002 to $243.8 million at September 30,
2003. The majority of the $19.6 million growth in net loans resulted primarily from the addition of $10.7 million in commercial real estate loans and $8.1 million in commercial and agricultural loans.

Securities available-for-sale increased $26.3 million in the nine months ended September 30, 2003, as purchases of $69.1 million in securities available-for-sale were partially offset by maturities, calls, and paydowns totaling $35.2 million and sales of $6.5 million. Continued refinancing activity in mortgages resulted in increased paydowns on mortgage-backed securities. Unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $952,517 at September 30, 2003, compared to a net unrealized gain of $1,191,500 at December 31, 2002. The changes in these amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Capital

MidSouth's leverage ratio was 8.51% at September 30, 2003 compared to 8.45% at December 31, 2002. Tier 1 capital to risk-weighted assets was 12.92% and total capital to risk-weighted assets was 14.00% at the end of the third quarter of 2003. At year-end 2002, Tier 1 capital to risk-weighted assets was 12.57% and total capital to risk-weighted assets was 13.71%. During the first quarter of 2003, MidSouth repurchased 2,800 shares of its common stock at a total cost of $46,362. An additional 2,500 shares were repurchased during the second quarter of 2003 at a total cost of $44,895. On August 29, 2003, MidSouth paid a 10% stock dividend on its common stock to holders of record on July 31, 2003. All earnings per share information have been adjusted to give retroactive effect to this stock dividend.

Nonperforming Assets

The table below summarizes MidSouth's nonperforming assets.


                          September 30,         %      December 31,

                        2003        2002      Change      2002

Nonaccrual loans      $704,098    $726,069     -3%      $710,546
Loans past due 90
  days and over        489,379   1,275,233    -62%       818,727
Total nonperforming
  loans              1,193,477   2,001,302    -40%     1,529,273
Other real estate
  owned                233,099     283,552    -18%       174,800
Other foreclosed
  assets                     -           -                45,062
                     _____________________          ____________
Total nonperforming
  assets            $1,426,576  $2,284,854    -38%    $1,749,135
                     =====================          ============


Nonperforming assets
  to total assets        0.34%       0.60%    -43%         0.46%
Nonperforming assets
  to total loans +
  OREO + other
  foreclosed assets      0.58%       0.97%    -41%         0.77%
ALL to nonperforming
  assets                  213%        132%     61%          165%
ALL to nonperforming
  loans                   254%        150%     69%          189%
ALL to total loans       1.23%       1.28%     -4%         1.27%



Year-to-date
  charge-offs         $599,199    $928,978    -35%    $1,364,135
Year-to-date
  recoveries           189,861     111,064     71%       152,207
                     _____________________           ___________
Year-to-date net
  charge-offs         $409,338     817,914    -50%    $1,211,928
                     =====================           ===========
Net charge-offs
  to total loans         0.17%       0.35%    -51%         0.53%


Nonperforming assets, including loans past due 90 days and over, decreased 38% over the past twelve months, from $2,284,854 at September 30, 2002 to $1,749,135 at
December 31, 2002 and to $1,426,576 at September 30,
2003. The decrease resulted primarily from a reduction in loans past due 90 days and over. The volume of nonaccruals and other real estate and assets owned reflected little change. Specific reserves have been established in the ALL to cover probable losses on nonperforming loans.
The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $3,032,042 in the allowance as of September 30, 2003 is sufficient to cover probable losses in the loan portfolio. Loans classified for regulatory purposes but not included in Table 1 do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

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

11                  Computation of earnings per share

32.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1                Certification pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002

99.2                Certification pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002

(b)	Reports Filed on Form 8-K

        A press release regarding MidSouth's earnings for the quarter ended September 30, 2003 was attached as Exhibit 99.1 to the Form 8-K filed on October 26,
        2003.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MidSouth Bancorp, Inc.
                                    (Registrant)

Date:  November 12, 2003

                                    _____________________
                                    C. R. Cloutier,
                                    President & CEO



                                    _____________________
                                    Karen L. Hail,
                                    Executive Vice President
                                    & CFO


                                    _____________________
                                    Teri S. Stelly,
                                    Senior Vice President
                                    & Controller