Form 10KSB
period 2003-12-31
MIDSOUTH BANCORP INC
filed 2004-03-30
CIK 745981

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                        Form 10-KSB


  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2003

                            OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                Commission file number 2-91000-FW


                    MIDSOUTH BANCORP, INC.
 (Exact name of small business issuer as specified in its charter)

          Louisiana                          72-1020809
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)        Identification No.)

  102 Versailles Blvd., Lafayette, LA           70501
 (Address of principal executive offices)    (Zip Code)

     Issuer's telephone number,            (337) 237-8343
       including area code

    Securities registered pursuant to Section 12(b) of the Act:
  Title of each class                   Name of each exchange on
     Common Stovk,                         which registered
    $.10 par value                   American Stock Exchange, Inc.


 Securities registered pursuant to Section 12(g) of the Act:  none

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __X__

Total revenues for the year ended December 31, 2003 were $27,148,545.

As of February 28, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant, calculated by reference to the closing sale price of MidSouth's common stock on the AMEX was $66,150,029. For the purpose of this calculation, shares held by officers, directors, the issuer's ESOP and 10% shareholders have been excluded.
As of February 28, 2004, there were outstanding 3,198,879 shares of MidSouth Bancorp, Inc. common stock, $.10 par value, which stock is the only class of the Registrant's common stock.

               DOCUMENTS INCORPORATED BY REFERENCE
      Proxy Statement for Annual Meeting of Shareholders to be
                  held May 18, 2004 - (Part III)

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

The Bank

     The Bank is a national banking
association domiciled in Lafayette,
Louisiana.  The Bank provides a broad range
of commercial and retail banking services
primarily to professional, commercial and
industrial customers in its market area.
These services include, but are not limited
to, interest bearing and non-interest bearing
checking accounts, investment accounts,
credit card services, and loan products.   The
Bank is an U.S. government depository and is also a member of the Pulse network which provides its customers with automatic teller machine services through the GulfNet,
Cirrus and Plus networks. Membership in the Community Cash Network provides
MidSouth's customers with additional
access throughout the Greater New Orleans area with no surcharge. The Bank operates at the twenty locations described below under "Item 2 - Properties."

Employees

     As of December 31, 2003, the Bank
employed 216 full-time equivalent
employees and the Finance Company had no employees. MidSouth has no employees who are not also employees of the Bank.
Through the Bank, employees receive
employee benefits, which include an
employee stock ownership plan, a 401-K
plan and life, health and disability insurance plans. MidSouth considers the relationships of the Bank with their employees to be very good.

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

Sarbanes-Oxley Act of 2002. Signed into law on July 30, 2002, the Sarbanes-Oxley
Act of 2002 (the "Act") addresses many
aspects of corporate governance and
financial accounting and disclosure.
Primarily, it provides a framework for the oversight of public company auditing and for insuring the independence of auditors and audit committees. Under the Act, audit committees are responsible for the appointment, compensation and oversight of the work of external and internal auditors.
The Act also provides for enhanced and
accelerated financial disclosures, establishes certification requirements for a company's chief executive and chief financial officers and imposes new restrictions on and accelerated reporting of certain insider trading activities. Significant penalties for fraud and other violations are included in the Act.

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

Under provisions of the legislation, two new
types of regulated entities are authorized to
engage in a broad range of financial
activities much more extensive that those of
standard holding companies.  A "financial
holding company" can engage in all newly-
authorized activities and is simply a bank
holding company whose depository
institutions are well-capitalized, well-
managed, and has a CRA rating of
"satisfactory" or better.   A "financial
subsidiary" is a direct subsidiary of a bank that satisfies the same conditions as a

"financial holding company" plus several more. The "financial subsidiary" can engage in most of the newly-authorized activities, which are defined as securities, insurance, merchant banking/equity investment,
"financial in nature," and "complementary" activities.

The legislation also defines the concept of "functional supervision", meaning similar activities should be regulated by the same regulator, with the Federal Reserve Board serving as an "umbrella" supervisory authority over bank and financial holding companies.

While this legislation created new
opportunities for MidSouth to offer
expanded services to its customer base in the future, MidSouth has not yet determined the nature of the expanded services or when the services will be offered.

Capital Adequacy Requirements.  The
Federal Reserve Board monitors the capital adequacy of bank holding companies through the use of a combination of risk-based capital guidelines and leverage ratios.
 Risk-based capital requirements are
intended to make regulatory capital more sensitive to the risk profile of a company's assets. Certain off-balance sheet items, such as letters of credit and unused lines of credit, are also assigned risk-weights and included in the risk-based capital calculations. The guidelines require a minimum ratio of total qualifying capital to total risk-weighted assets of 8.0%, of which 4.0% must be in the form of Tier 1 capital. At December 31,
2003, the Company's ratios of Tier 1 and total capital to risk-weighted assets were 12.82% and 13.78%, respectively.
MidSouth's leverage ratio (Tier 1 capital to total average adjusted assets) was 8.85% at December 31, 2003. All three regulatory capital ratios for the Company exceeded regulatory minimums at December 31, 2003.

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

Capital Adequacy Requirements. A national bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on a bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. As of
December 31, 2003, the most recent
notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain a minimum of total risk-based capital and Tier
1 capital to risk-weighted assets of 10% and

6%, respectively, and a minimum leverage ratio of 5%. All three regulatory capital ratios for the Bank exceeded these minimums at December 31, 2003.

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

ITEM 2 - Properties.

     The Bank leases its principal executive
and administrative offices and principal banking facility in Lafayette, Louisiana under a twenty-year lease expiring
December 31, 2011. The Bank has six other banking offices in Lafayette, Louisiana, three in New Iberia and one banking office in each of Breaux Bridge, Cecilia, Jeanerette, Opelousas, Morgan City,
Jennings, Lake Charles, and Sulphur
Louisiana. Thirteen of these offices are owned and five are leased. MidSouth also leases space for two limited service banking offices in Thibodaux and Houma, Louisiana.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of
MidSouth's security holders in the fourth quarter of 2003.

Item 4A - Executive Officers of the
Registrant

C. R. Cloutier, 56 - President, Chief
Executive Officer and Director of MidSouth and the Bank for more that the past five years.

Karen L. Hail, 50 - Senior Executive Vice
President and Chief Operations Officer and
Director of the Bank, and Secretary and
Treasurer and Director of MidSouth for
more than the past five years.

Donald R. Landry, 47 - Senior Vice
President and Senior Loan Officer of the

Bank for more than the past five years and named Executive Vice President in 2002.

Jennifer S. Fontenot, 49 - Senior Vice
President for more than the past five years and named Chief Information Officer of the Bank in 2002.

Dwight Utz, 50  - Senior Vice President of
Retail Banking since 2001; prior to his
employment at the Bank, Mr. Utz was a
Corporate Vice President for PNC Bank
Corporation in Pittsburgh, Pennsylvania
from 1973 to 2000.

Teri S. Stelly, 44 - Senior Vice President and Controller of MidSouth for more than the past five years and named Chief
Financial Officer of the Bank in 2002.

Christopher J. Levanti, 37 - Joined
MidSouth as Senior Vice President of Credit
Administration in 2002; prior to his
employment at the Bank, Mr. Levanti was
Senior Credit Manager at First Data
Merchant Services in Melville, New York
from 2000 to 2002.

Gregory King, 48 - Joined MidSouth as
Vice President and Loan Review Officer in
2003; promoted to Senior Vice President of
Risk Management in 2004; prior to his
employment with the Bank, Mr. King was
Executive Vice President and Chief
Operating Officer at LBA Savings Bank in
Lafayette, Louisiana from 1997 to 2003.
Prior to that position, Mr. King was
employed as a national bank examiner.

     All executive officers of the Company
are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

                PART II

ITEM 5 - Market for Registrant's
Common Stock and Related Stockholder
Matters.

     As of December 31, 2003, there were
654 common shareholders of record.
MidSouth's Common Stock is listed on the American Stock Exchange under the symbol
"MSL." The high and low sales prices for the past eight quarters are provided in the Selected Quarterly Financial Data tables included with this filing under Item 7 and is incorporated herein by reference.

     Cash dividends totaling $992,648 were
declared to common stockholders during
2003. The quarterly dividend was increased from $.05 per share to $.06 per share beginning in the third quarter of 2003 and a special dividend of $.10 per share was paid in addition to the $.06 per share for the fourth quarter of 2003. It is the intention of the Board of Directors of MidSouth to continue paying quarterly dividends on the common stock at a rate of $.06 per share.
Cash dividends totaling $725,286 were
declared to common stockholders during
2002. A Special Dividend of $.05 per
common share was paid in addition to the regular $.05 dividend for the fourth quarter of 2002. Restrictions on the Company's ability to pay dividends are described in Item
7 below under the heading "Liquidity -
Dividends" and in Note 13 of notes to the Company's consolidated financial statements.

     MidSouth had no repurchases of its
common stock during the fourth quarter of 2003.


                                                     FIVE-YEAR SUMMARY OF SELECTED
                                                      CONSOLIDATED FINANCIAL DATA

                                                        Year Ended December 31,

                                _______________________________________________________________________
                                    2003           2002           2001           2000           1999
                                ___________    ___________    ___________    ___________    ___________
Gross interest income           $24,230,450    $24,125,789    $26,424,027    $24,449,115    $21,072,733
Interest expense                 (4,679,685)    (6,709,231)   (10,408,926)    (9,787,165)    (7,888,351)
                                ___________    ___________    ___________    ___________    ___________
Net interest income              19,550,765     17,416,558     16,015,101     14,661,950     13,184,382
Provision for loan losses          (550,000)    (1,398,250)    (2,176,224)      (897,038)      (906,950)
Other operating income            7,597,780      6,921,388      5,432,859      4,582,995      3,980,496
Other expenses                  (17,970,856)   (17,082,360)   (15,462,472)   (14,501,566)   (12,740,307)
                                ___________    ___________    ___________    ___________    ___________
Income before income taxes        8,627,689      5,857,336      3,809,264      3,846,341      3,517,621
Provision for income taxes       (2,294,376)    (1,428,253)      (866,105)      (951,204)      (867,417)
                                ___________    ___________    ___________    ___________    ___________
Net Income                        6,333,313      4,429,083      2,943,159      2,895,137      2,650,204
Preferred stock dividend
  requirement            <FN1>            -              -        (52,751)      (246,024)      (131,582)
                                ___________    ___________    ___________    ___________     __________
Net income available to
  common shareholders            $6,333,313     $4,429,083     $2,890,408     $2,649,113     $2,518,622
                                ===========    ===========    ===========    ===========     ==========

Basic earnings per share <FN2>        $1.99          $1.39          $0.98          $0.97          $0.94
Diluted earnings per share            $1.91          $1.36          $0.91          $0.86          $0.82

Total loans                    $261,872,776   $227,052,226   $214,390,121   $204,584,860   $170,468,733
Total assets                    432,697,305    382,686,993    363,779,863    346,373,433    276,723,841
Total deposits                  374,388,482    343,474,846    330,577,458    319,547,205    251,690,206
Cash dividends on common
  stock                             992,648        725,286        547,966        501,443        492,415
Long-term obligations    <FN3>    7,000,000      7,568,030      8,431,000      4,650,968      3,459,097

Selected ratios:
Loans to assets                       60.52%         59.33%         58.93%         59.06%         61.60%
Loans to deposits                     69.95%         66.10%         64.85%         64.02%         67.73%
Deposits to assets                    86.52%         89.75%         90.87%         92.26%         90.95%
Return on average assets               1.56%          1.20%          0.85%          0.98%          0.97%
Return on average common
  equity                 <FN4>        20.90%         17.59%         14.04%         17.70%         17.45%

      <FN1> A $107,250 charge resulting from the retirement of
            11,000 shares of MidSouth Bancorp, Inc.  Series A
            Preferred Stock is included in the amount recorded as preferred dividends for the year ended
            December 31, 2000. On August 1, 2001, MidSouth completed the redemption of its Series A Preferred
            Stock. Only 3,527 shares had not been converted to MidSouth Common Stock as of July 26, 2001, the final day for converting. The remaining 3,527
            Preferred Shares were redeemed at a Redemption
            Price of $14.33 per share.
      <FN2> On August 29, 2003, MidSouth paid a 10% stock
            dividend on its common stock to holders of record on July 31, 2003. Per common share data has been adjusted accordingly.
      <FN3> On February 21, 2001, MidSouth completed the
            issuance of $7,000,000 of junior subordinated debentures. For regulatory puposes, these funds qualify as Tier 1 Capital. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.
      <FN4> Return on average common equity is calculated
            before the effect of the $107,250 charge related to the retirement of 11,000 shares of preferred stock for the year ended December 31, 2000.


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

OVERVIEW

MidSouth's net income for the year
ended December 31, 2003 totaled $6.3
million compared to $4.4 million for the year ended December 31, 2002. Basic earnings per share were $1.99 and $1.39 for the years ended December 31, 2003 and 2002, respectively. Diluted earnings per share were $1.91 for the year ended December 2003, which is a 40% increase over the $1.36 per share earned for the year ended December
2002.  In year-to-date comparison, net
income increased primarily due to a $2
million or 30% decrease in interest
expense combined with a $.8 million or
61% decrease in the provision for loan
losses.  Non-interest income improved
$.7 million or 10% over 2002, primarily
due to increased service charge revenues on deposit accounts, income from third party mortgage originations and from third party investment advisory services.
Non-interest expenses were held to a
$.9 million or 5% increase over 2002,
primarily in salaries and employee
benefits, occupancy expenses and
marketing costs.

MidSouth's total consolidated assets
increased $50 million or 13% from
$382.7 million at December 31, 2002 to
$432.7 million at December 31, 2003.
Total deposits increased $30.9 million,
from $343.5 million at December 31,
2002 to $374.4 at December 31, 2003.
 Most of the deposit growth resulted
from approximately $27 million in
deposits associated with a public funds
contract.  The funds were deposited on
July 1, 2003 and will be under contract
for a period of two years.

Loans, net of Allowance for Loan
Losses ("ALL"), increased $34.9 million
or 16%, from $224.2 million at
December 31, 2002 to $259.1 million at
December 31, 2003.  Nonperforming
loans, including loans past due 90 days
and over, as a percentage of total loans decreased from .67% or $1.5 million at December of 2002 to .51% or $1.3 million at December of 2003. Net charge-offs for 2003 were $651,000 or .27% of average loans compared to $1.2 million
or .54% a year earlier.  MidSouth
provided $550,000 for possible loan
losses in 2003 compared to $1.4 million
in 2002 to bring the ALL as a
percentage of total loans to 1.07% at
year-end 2003 compared to 1.27% at
year-end 2002.

MidSouth's leverage ratio was 8.85% at
December 31, 2003, compared to
8.45% at December 31, 2002.  Return
on average common equity was 20.90%
for 2003 compared to 17.59% for 2002.
 Return on average assets was 1.56%
compared to 1.20% for the same
periods, respectively.

EARNINGS ANALYSIS

Net Interest Income

The primary source of earnings for
MidSouth is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.
MidSouth's net interest margin on a
taxable equivalent basis, which is net
interest income as a percentage of
average earning assets, remained stable
at 5.46%, 5.38%, and 5.24% for the
years ended December 31, 2003, 2002,
and 2001, respectively.  Tables 1 and 2
analyze the changes in net interest income for each of the three years in the period ended December 31, 2003.

Net interest income (on a taxable-
equivalent basis) increased $2.2 million for 2003 over 2002 and $1.5 million for 2002 over 2001. Net interest income improved over the past two years primarily due to a significant decline in interest expense. Volume increases in earning assets offset the effect of declining rates on earning assets in 2003, resulting in a minimal improvement in interest income of $192,000 for 2003.
Volume increases in 2002 partially offset the significant effect of declining rates in 2002, but resulted in a decrease in interest income of $2.3 million for 2002.
 The average yield on loans in 2003 was
8.21%, down 35 basis points from
8.56% in 2002 and down 163 basis
points from 9.84% in 2001.  Although
average loans increased $17.8 million in 2003 and $14.9 million in 2002, average loans as a percentage of average earnings assets decreased from 66% in both 2001 and 2002 to 65% in 2003.
Interest income from loans, including loan fees, increased $.7 million from 2002 to 2003 and decreased $1.4 million from 2001 to 2002. Market competition, a slowing economy, and changes in the New York prime lending ("Prime") rate impacted MidSouth's loan yields over the past three years. Prime fell 475 basis points to 4.75% at December 31, 2001 and an additional 50 basis points to 4.25% at December 31, 2002. A further 25 basis point decline occurred in June 2003, lowering Prime to 4.00% for the second half of 2003.

Throughout 2003, MidSouth continued
to face the challenge of investing excess cash flows in investment securities that yielded reasonable returns without taking on too much risk. The average volume of investment securities was $125.8 million in 2003, an increase of $20.8
million primarily due to the investment of $26.9 million in average deposits added in the third quarter of 2003 from a public fund contract. The public fund deposits were invested primarily in government agency securities due to soft loan demand during the third quarter of 2003.
 The average volume of investment
securities increased $9 million in 2002 to $105 million compared to $96 million in 2001. Average taxable equivalent yields on investment securities decreased to
4.12% in 2003, down 121 basis points
from 5.33% in 2002 and 212 basis
points from 6.24% in 2001.  The
decrease in yield during 2003 and 2002
offset the increases in volume for both
years and resulted in decreases to
interest income on investment securities of $418,000 in 2003 and $389,000 in
2002.  High prepayment speeds on
mortgage-backed securities in 2003 also
contributed to the decreased interest
income in 2003.

MidSouth maintained its core non-
interest bearing deposit base at 25% of
average total deposits in 2003.  The
interest-bearing deposit mix continued to improve in 2003, with 46% in NOW, money market, and savings deposits and 29% in certificates of deposit. The higher volume of transaction accounts contributed to a lower cost of funds for the year. Improvement in 2002 involved strengthening its core deposit base of non-interest bearing deposits to 25% of average total deposits and improving the mix of average total interest-bearing deposits to 41% NOW, money market and savings deposits and 34% certificates of deposit. These two categories of interest-bearing deposits were 39% and 37% of average total deposits, respectively, in 2001.

Volume increases in interest-bearing
deposits were offset by significant rate
decreases for the years ended December
31, 2003 and 2002.   Interest expense
decreased  $2 million in 2003 and $3.7
million in 2002. Average interest-bearing deposits increased $23 million in 2003 and $8.8 million in 2002. The increase in 2003 resulted from the approximately
$27 million in public funds money
deposited in July of 2003.  The average
rate paid on all interest-bearing deposits fell 94 basis points to 1.43% in 2003, after falling 161 basis points to 2.37% in 2002 from an average rate of 3.98% in 2001.

In September 2003, the note payable at
the Finance Company was paid out with
cash flows from payments received on
existing credits.  The note payable
averaged $.3 million in 2003 at a rate of 5.21% compared to $.9 million in 2002 at a rate of 6.24% and $1.9 million in 2001 at a rate of 9.52%. In February
2001, MidSouth issued $7,000,000 of
junior subordinated debentures.  The
debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.




Table 1
Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis <FN2>                                         Year Ended December 31,
(in thousands)
                                                 2003                             2002                             2001
                                     ______________________________________________________________________________________________

                                      Average             Average      Average             Average     Average            Average
                                     Volume   Interest  Yield/Rate    Volume   Interest  Yield/Rate    Volume   Interest Yield/Rate
                                     ______________________________________________________________________________________________
ASSETS
     Interest Bearing
      Deposits                            $79       $1     1.27%          $115       $3     2.61%         $217      $13     5.99%
     Investment Securities   <FN1>
                 Taxable               73,277    2,323     3.17%        65,479    3,090     4.72%       65,481    3,795     5.80%
                 Tax Exempt  <FN2>     52,407    2,856     5.45%        39,379    2,505     6.36%       30,259    2,179     7.20%
                                     _________________                _________________                ________________
     Total Investments                125,763    5,180     4.12%       104,973    5,598     5.33%       95,957    5,987     6.24%
     Federal Funds Sold
      and Securities
                 Purchased Under
                  Agreements to
                  Resell               6,509       64     0.98%          8,974      135     1.50%       13,845      565     4.08%
     Loans                   <FN3>
                 Commercial and
                  Real Estate        198,479   15,441     7.78%        179,499   14,739     8.21%      165,420   14,668     8.87%
                 Installment          43,044    4,386    10.19%         44,205    4,407     9.97%       43,378    5,871    13.53%
                                    _________________                 _________________                ________________
     Total Loans                     241,523   19,827     8.21%        223,704   19,146     8.56%      208,798   20,539     9.84%

                 Total Earning
                  Assets             373,795   25,071     6.71%        337,651   24,879     7.37%      318,600   27,091     8.50%

     Allowance for Loan Losses        (2,905)                           (2,714)                         (2,404)
     Nonearning Assets                33,017                            32,055                          31,618
                                    ________                          ________                        ________
                 Total Assets       $403,907                          $366,992                        $347,814
                                    ========                          ========                        ========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
                 NOW, Money
                  Market,
                  and Savings       $166,605   $1,362     0.82%       $134,502   $1,706     1.27%     $122,562   $2,992     2.44%
                 Certificates of
                  Deposits           104,959    2,517     2.40%        114,002    4,174     3.66%      117,163    6,539     5.58%
                                    _________________                 _________________               _________________
     Total Interest Bearing
      Deposits                       271,564    3,879     1.43%        248,504    5,880     2.37%      239,725    9,531     3.98%
     Federal Funds Purchased and
      Securities
                 Sold Under
                  Agreements
                  to Repurchase        5,802       66     1.14%          3,469       56     1.61%        1,601       71     4.43%
     FHLB Advances                       308        3     0.97%              -        -                    172        9     5.23%
     Notes Payable                       326       17     5.21%            946       59     6.24%        1,860      177     9.52%
     Junior Subordinated Debentures    7,000      714    10.20%          7,000      714    10.20%        6,073      621    10.20%
                                    _________________                 _________________               _________________
                 Total Interest
                   Bearing
                   Liabilities       285,000    4,679     1.64%        259,919    6,709     2.58%      249,431   10,409     4.17%

     Demand Deposits                  89,117                            81,625                          74,733
     Other Liabilities                 1,286                             1,513                           1,983
     Stockholders' Equity             28,504                            23,935                          21,667
                                    ________                          ________                        ________
     Total Liabilites and
      Stockholders' Equity          $403,907                          $366,992                        $347,814
                                    ========                          ========                        ========

NET INTEREST INCOME AND NET
 INTEREST SPREAD                              $20,392     5.07%                 $18,170     4.79%               $16,682     4.33%
                                              =======                           =======                         =======
NET YIELD ON EARNING ASSETS                               5.46%                             5.38%                           5.24%


<FN1>Securities classified as available-for-sale         <FN3>Interest income includes loan fees of
     are included in average balances and interest            $2,005,000 for 2003, $1,486,000 for 2002,
     income figures reflect interest earned on                and $1,406,000 for 2001.  Nonaccrual loans
     such securities.                                         are included in average balances and income
<FN2>Interest income of $841,000 for 2003,                    and income on such loans is recognized on a
     $754,000 for 2002, and $667,000 for 2001                 cash basis.
     is added to interest earned on tax-exempt
     obligations to reflect tax equivalent
     yields using a 34% tax rate.




Table 2
Changes in Taxable-Equivalent Net Interest Income
(in thousands)

                                                     2003 Compared to 2002                      2002 Compared to 2001
                                             ____________________________________      ______________________________________

                                               Total                                     Total
                                             Increase      Change Attributable To      Increase        Change Attributable To
                                            (Decrease)        Volume    Rates          (Decrease)          Volume    Rates
                                             ____________________________________      ______________________________________
Taxable-equivalent interest earned on:
     Interest Bearing Deposits                   ($2)              ($1)     ($1)             ($10)              ($5)     ($5)
     Investment Securities
        Taxable                                 (767)              437   (1,204)             (705)                -     (705)
        Tax Exempt                               351               619     (268)              326               532     (206)
     Federal Funds Sold and Securities
        Purchased Under Agreement to Resell      (71)              (31)     (40)             (430)             (154)    (276)
     Loans, including fees                       681             1,397     (716)           (1,393)            1,699   (3,092)
                                             _______         __________________          ________          _________________

     TOTAL                                       192             2,421   (2,229)           (2,212)            2,072   (4,284)
                                             _______         __________________          ________          _________________

Interest Paid On:
     Interest Bearing Deposits                (2,001)              612   (2,613)           (3,651)              363   (4,014)
     Federal Funds Purchased and Securities
        Sold Under Agreement to Repurchase        10                18       (8)              (15)               93     (108)
     FHLB Advances                                 3                 2        1                (9)               (9)       -
     Notes Payable                               (42)              (34)      (8)             (118)              (69)     (49)
     Junior Subordinated Debentures                -                 -        -                93                93        -
                                             _______         __________________          ________          _________________

     TOTAL                                    (2,030)              598   (2,628)           (3,700)              471   (4,171)
                                             _______         __________________          ________          _________________

  Taxable-equivalent net interest income      $2,222            $1,823     $399            $1,488            $1,601    ($113)
                                             =======         ==================          ========          =================

 NOTE:  Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.



Non-Interest Income

Excluding Securities Transactions.
Service charges and fees on deposit
accounts represent the primary source of non-interest income for MidSouth.
Income from service charges and fees on
deposit accounts (including insufficient funds fees) increased $.6 million in 2003 and $1.2 million in 2002 primarily due to an increase in the number of transaction accounts and the volume of insufficient funds checks processed by MidSouth.
The number of active transaction
accounts increased from 26,701 in 2001,
to 28,795 in 2002 and to 31,221 in
2003.  The service charge structure on
transaction accounts and the insufficient funds fee have not changed over the past three years and are on the lower end of fees charged by competitors in
MidSouth's markets.  Non-interest
income resulting from other charges and
fees increased  $274,761 in 2003 as
compared to $323,107 in 2002.
Refinancing activity increased income
from a third party mortgage program by
$102,145 and $160,188 in 2003 and
2002, respectively.  Income from third
party investment advisory services
increased $79,886 in 2003 due primarily
to the introduction of a new investment
product and increased transaction
volume.  Income from MidSouth's Visa
Debit Card and ATM services increased
$123,594 in 2003 and $74,251 in 2002
due to increased card activity and the
elimination of a third party processor.
The increase in 2002 was partially offset by increased expenses in MidSouth's
Visa Merchant and Credit Card
programs for that year.

Securities Transactions.  MidSouth
had net gains on sales of securities
totaling $98,025 in 2003 and $156,259
in 2002.  Sales of $6.5 million in 2003
and $3.4 million in 2002 allowed

MidSouth to improve the overall yield on
the securities sold as they neared
maturity.   In 2001, net gains on the sales
of securities totaled $188,883, resulting from sales of $8.6 million in U.S.
Treasury and Agency securities and a
Ford Motor Credit corporate bond that
was sold due to credit quality concerns.

Non-interest Expense

Total non-interest expense increased 5%
or $.9 million from 2002 to 2003 and
11% or $1.6 million from 2001 to 2002.
 MidSouth's growth and expansion over
the past three years resulted in increases primarily in salaries and employee benefits, occupancy expenses and marketing expenses. These increases reflect MidSouth's long-term investment in staff development, system upgrades, and market development.

Salaries and employee benefits increased
$546,001 or 7% in 2003, primarily due
to increases in credit administration, risk
management salaries and incentive
compensation based on MidSouth's
outstanding earnings for the year.   The
increases in credit administration resulted from the addition of a senior level manager position late in 2002 and additional loan processor and collections positions during 2003. Continuing to strengthen its risk management program,
MidSouth upgraded the loan review
position to a senior level risk
management position in the second
quarter of 2003.  Full-time equivalent
employees increased from 212 in 2002
to 216 in 2003.

In 2002, MidSouth focused on
strengthening risk management and
work-flow processes.  Salaries and
employee benefits increased $803,120
or 11% as full-time equivalent employees increased from 205 in 2001 to 212 in 2002. New hires for 2002 included the following management level positions: a compliance officer, credit administrator, marketing coordinator, and an information services analyst. Benefit costs increased primarily due to the cost of group health insurance, which increased $201,458 or 40% in 2002.

Occupancy expenses increased
$172,904 or 5% in 2003 and $285,410
or 8% in 2002 primarily due to increases in leasehold depreciation and maintenance expenses, data processing software and hardware depreciation and property taxes. Data processing software and hardware depreciation increased in 2003 due to a $.5 million system upgrade in August 2003.
Premises and equipment additions and
leasehold improvements totaled
approximately $1.2 million, $1.7 million and $1.5 million for the years 2003, 2002 and 2001, respectively. Additions in 2002 included primarily leasehold improvements of new and existing leased space at MidSouth's main office and Pinhook facility, and improvements to the Breaux Bridge facility. Additions in
2001 included the new Jennings facility
and renovations on the Cecilia office.  In
January 2004, MidSouth announced
plans to invest approximately $10 million in new offices throughout its markets over the next 24 months.

Total other non-interest expense
increased $169,591 or 3% in 2003 and
$531,358 or 11% in 2002.  The increase
in 2003 resulted primarily from an
increase of $229,521 in marketing and
community reinvestment expenses.  The
increase resulted primarily from
advertising and sponsorship costs
associated with several trade shows
within MidSouth's market areas and
from a radio advertising campaign.
Increases in other non-interest expense
categories in 2003 were offset by
decreases of $136,183 in professional
fees and $93,181 in printing and
supplies. The decline in professional fees is due to higher fees in 2002 that included $179,000 on consulting fees for a processes and work-flow review and $50,000 in recruiting expenses for higher management level positions. Marketing expenses increased $138,000 in 2002 over 2001 due to increased advertising costs and specific market promotions.

Income Taxes

MidSouth's tax expense increased by
$866,123 in 2003 and $562,148 in
2002 and approximated 27% of income
before taxes in 2003, compared to 24%
in 2002.   Increased interest income on
non-taxable municipal securities reduced
2003 and 2002 taxes from the expected
statutory rate of 34%.  Interest income
on non-taxable municipal securities also lowered the effective tax rate for 2001 to approximately 23%. Notes 1 and 10 to
MidSouth's Consolidated Financial
Statements provide additional
information regarding MidSouth's income
tax considerations.

BALANCE SHEET ANALYSIS

Securities

Total investment securities increased
$28.6 million, from $113.0 million in
2002 to $141.6 million in 2003.  The
increase resulted primarily from
investment of approximately $27 million
in public funds deposited in the third
quarter of 2003.  The funds, which are
under a two-year contract, were used to
purchase investment securities due to soft loan demand during that quarter.
Average duration of the portfolio was
2.5 years as of December 31, 2003 and
the average taxable-equivalent yield was
4.12%.  Cash flows from maturities and
paydowns within the portfolio were
reinvested primarily in government
agency securities and municipal
securities. A decline in the market value of securities available-for-sale is included in the net change in 2003. Unrealized net gains in the securities available-for-sale portfolio were $1,363,021 at December
31, 2003, compared to unrealized net
gains of $1,820,250 at December 31,
2002.  These amounts result from
interest rate fluctuations and do not
represent permanent adjustments of
value.  Moreover, classification of
securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

At December 31, 2003, approximately
20% of MidSouth's securities available-
for-sale portfolio represented mortgage-backed securities and 4% represented collateralized mortgage obligations
("CMO's").  MidSouth monitors the risks
due to changes in interest rates on
mortgage-backed pools by monthly
reviews of prepayment speeds, duration,
and purchase yields as compared to
current market yields on each security.
During 2003, prepayments were closely
monitored as MidSouth experienced
significant paydowns on mortgage-
backed securities due to the high level of refinancings driven by low mortgage rates. The majority of the CMO's represent FNMA and FHLMC REMIC pools which each had a book value of less than 10% of stockholders' equity at December 31, 2003. All CMO's held by MidSouth are AAA rated and not considered "high-risk" securities under the Federal Financial Institutions
Examination Council ("FFIEC") tests.
MidSouth does not own any "high-risk"
securities as defined by the FFIEC.  An
additional 41% of the available-for-sale portfolio consisted of U. S. Agency securities, while municipal and other securities represented 35% of the portfolio. A detailed credit analysis was performed on each municipal offering by an investment advisory firm prior to purchase. In addition, MidSouth limits the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the non-taxable municipal securities portfolio. The held-to-maturity portfolio remained constant with $21.9 million in non-taxable and $1.5 million in taxable municipal securities.

Loan Portfolio

Loan growth improved in 2003 after a
challenging year in 2002, with $34.9
million or 16% added to the portfolio
compared to $12.7 million added during
2002.  MidSouth's loan portfolio totaled
$261.9 million at December 31, 2003
compared to $227.1 million at
December 31, 2002.  MidSouth's
lenders met an aggressive loan growth
goal in 2003 after weak loan demand, a
competitive rate environment and
payouts caused MidSouth to fall short of budgeted loan growth in 2002. Of the $34.8 million growth in 2003, $21.6 million was in the real estate portfolio, including construction loans. The commercial loan portfolio increased
$11.1 million, including lease loans, while the consumer portfolio showed a slight increase of $1 million. In 2002, the majority of the $12.7 million growth in was also in the real estate portfolio, while the commercial portfolio increased slightly and the installment portfolio experienced a slight decrease. The real estate loan growth in 2003 and 2002 consisted of both commercial and consumer credits that call for ten to fifteen year amortization terms with rates fixed primarily for three and up to five years. The short-term structure of these credits allows management greater flexibility in controlling interest rate risk.
MidSouth's fixed rate loans represent
approximately 56% of the loan portfolio, with the majority maturing within three years. Approximately 44% of the loan portfolio earns a variable rate of interest, with 29% adjusting to changes in the Prime rate and another 15% adjusting on a scheduled repricing date. The mix of variable and fixed rate loans provides some protection to changes in market rates of interest.

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

Asset Quality

Credit Risk Management.  MidSouth
manages its credit risk by observing
written, board approved policies which
govern all underwriting activities. The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan. These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department. Bank concentrations are monitored and reported to the Board of Directors quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.

At December 31, 2003, MidSouth had
no industry segment concentrations that
aggregate more than 10% of the loan
portfolio.

Nonperforming Assets.  Table 3
contains information about MidSouth's
nonperforming assets, including loans
past due 90 days or more and still
accruing.



Table 3 - Nonperforming Assets and Loans
Past Due 90 Days or More



                                      December 31,
                            2003         2002         2001
Loans on nonaccrual     $  828,543   $  710,546   $  768,753
Loans past due 90
 days or more and
 accruing               $  502,669   $  818,727   $  999,538
    Total nonperforming
      loans             $1,331,212   $1,529,273   $1,768,291
Other real estate
 owned, net             $  218,199   $  174,800   $  359,336
Other assets
 repossessed                     -   $   45,062            -


Total nonperforming
 assets                 $1,549,411   $1,749,135   $2,127,627


Nonperforming loans
 to total loans              0.51%        0.67%        0.82%


Nonperforming assets
 to total assets             0.36%        0.46%        0.58%


Allowance as a % of
 nonperforming loans          209%         189%         153%



Nonperforming assets, including loans
past due 90 days or more and still
accruing, totaled $1,549,411 at
December 31, 2003, $1,749,135 at
December 31, 2002 and $2,127,627 at
December 31, 2001.  The decrease in
nonperforming assets in 2003 resulted
primarily from reductions in the volume
of loans past due over 90 days and still accruing and is the result of improved administration efforts and strengthened collection initiatives. The reduction on nonperforming in 2002 resulted from sale of other real estate owned and a reduction in loans past due over 90 days and still accruing.

Consumer and commercial loans are
placed on nonaccrual when principal or
interest is 90 days past due, or sooner if the full collectibility of principal or interest is doubtful except if the underlying collateral fully supports both the principal and accrued interest and the loan is in the process of collection. Policies provide that retail (consumer) loans that become
120 days delinquent be routinely charged off. Loans classified for regulatory purposes but not included in Table 3 do not represent material amounts that management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

Allowance for Loan Losses.
Provisions totaling $550,000,
$1,398,250, and $2,176,224 for the
years 2003, 2002 and 2001,
respectively, were considered necessary
by management to bring the allowance to
a level sufficient to cover probable losses in the loan portfolio. Table 4 analyzes activity in the allowance for 2003 and 2002.



Table 4 - Summary of Activity in
 the Allowance for Loan Losses (in
 thousands)


                                    2003          2002        2001
BALANCE AT BEGINNING OF YEAR       $2,891        $2,705     $2,276

CHARGE-OFFS
  Commercial, Financial and
    Agricultural                      387           632      1,032
  Real Estate Mortgage                 38            30         62
  Installment Loans to Individuals    473           628        760
  Lease Financing Receivables           7            74          6
  Other                                 -             -         53


     Total Charge-offs                905         1,364      1,913


RECOVERIES
  Commercial, Financial and
    Agricultural                       97            37         19
  Real Estate Mortgage                 28             -          -
  Installment Loans to Individuals    123           115        143
  Lease Financing Receivables           6             -          -
  Other                                 -             -          4

     Total Recoveries                 254           152        166


Net Charge-offs                       651         1,212      1,747
Provision charged to expense          550         1,398      2,176

BALANCE AT END OF YEAR             $2,790        $2,891     $2,705

Net charge-offs to average loans    0.27%         0.54%      0.84%
Year-end Allowance to Year-end
  Loans                             1.07%         1.27%      1.26%




Allocation of the Allowance for Loan Losses

                                         % of Loans to           % of Loans to
Alllowance for Loan Losses         2003   Total Loans      2002   Total Loans
  Commercial, Financial and
    Agricultural                $ 1,619           33%   $ 1,490           33%
  Real Estate Construction           58            5%        47            4%
  Real Estate Mortgage              312           48%       364           48%
  Installment Loans to
    Individuals                     309           12%       423           13%
  Lease Financing Receivables        17            2%        61            2%
  Other                             106                     136
  Unallocated                       278                     186

                                $ 2,699          100%   $ 2,707          100%




The allowance is comprised of specific
reserves assigned to each impaired loan
for which probable loss has been
identified as well as general reserves to
maintain the allowance at an acceptable
level for other loans in the portfolio
where historical loss experience is
available that indicates certain probable
losses may exist.   Factors contributing to
the assignment of specific reserves
include an evaluation of the financial
capacity of the borrower, changes in the value of underlying collateral, local and national economic conditions, and overall trends in the loan portfolio and concentrations of credit.

Quarterly evaluations of the allowance
are performed in accordance with
generally accepted accounting principles and the guidelines contained in Banking
Circular 201 of the Office of the
Comptroller of the Currency.  Factors
considered in determining provisions
include estimated losses in significant
credits; known deterioration in
concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management and the results of examinations of the loan portfolio by regulatory agencies and others. The processes by which management determines the appropriate level of the allowance, and the corresponding provision for possible credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Funding Sources

Deposits.  As of December 31, 2003,
total deposits increased $30.9 million to $374.4 million, up from $343.5 million at December 31, 2002. Contributing to the change in total deposits for 2003 was the addition of approximately $27 million in interest-bearing deposits associated with a two-year public funds contract. In addition to the public fund deposits, MidSouth continued to build its core deposits, defined as all deposits other than certificates of deposit ("CD's") of $100,000 or more. Core deposits increased to 88% of total deposits at year-end 2003 as compared to 87% of total deposits at year-end 2002.
Included in core deposits, non-interest
bearing deposits represented 26% of
total deposits in 2003 versus 27% of
total deposits at December 31, 2002.
CD's of $100,000 or more totaled $43.4
million at December 31, 2003, a
decrease of $1.7 million from the $45.1
million reported at year-end 2002.  Total
CD's decreased $8.9 million in 2003
due to renewal rates that were mid-to-
low in MidSouth's markets.
Strategically, to manage the net interest margin, the decrease in certificates of deposit was replaced with low cost borrowings from the Federal Home Loan
Bank ("FHLB") as needed to fund loans
and meet deposit fluctuations. MidSouth has no brokered deposits. Additional information on MidSouth's deposits appears in Note 7 to MidSouth's
Consolidated Financial Statements.

Borrowed Funds.  In September 2003,
the Finance Company paid off the
balance of a note payable to a financial institution. The balance of the note payable at December 31, 2002 was $568,030. As of December 31, 2003,
MidSouth had no notes payable, but did
have a short-term advance of $7.5
million from the FHLB.  Additionally,
overnight funds in the amount of $5.6
million were borrowed through the
FHLB.  The borrowings were used to
fund loan demand late in the fourth
quarter of 2003.

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

The ESOP note held by the Bank totaled
$82,724 at December 31, 2003.  The
ESOP obligation constitutes a reduction
of MidSouth's stockholders' equity
because the primary source of loan
repayment is contributions by the Bank
to the ESOP; however, the loan is not
guaranteed by MidSouth Bank or
MidSouth.  The ESOP note is eliminated
from total loans and long-term debt as an intercompany balance in MidSouth's
December 31, 2003 and 2002
consolidated financial statements.

Capital.  MidSouth and the Bank are
required to maintain certain minimum
capital levels.  Risk-based capital
requirements are intended to make
regulatory capital more sensitive to the risk profile of an institution's assets. At
December 31, 2003, MidSouth and the
Bank were in compliance with statutory
minimum capital requirements.  Minimum
capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of December 31, 2003,
MidSouth's Tier 1 capital to average
adjusted assets (the "leverage ratio") was 8.85% as compared to 8.45% at December 31, 2002. Tier 1 capital to risk weighted assets was 12.82% and 12.57% for 2003 and 2002, respectively.  Total capital to risk
weighted assets was 13.78% and
13.71%, respectively, for the same
periods.  For regulatory purposes, Tier 1
Capital includes $7,000,000 of junior
subordinated debentures issued by
MidSouth in February 2001.  For
financial reporting purposes, these funds are included as a liability under generally accepted accounting principles. The
Bank's leverage ratio was 8.31% at
December 31, 2003 compared to
7.87% at December 31, 2002.

The Federal Deposit Insurance
Corporation Improvement Act of 1991
established a capital-based supervisory
system for all insured depository
institutions that imposes increasing
restrictions on the institution as its capital deteriorates. The Bank continued to be classified as "well capitalized" throughout the three years ended December 31, 2003. No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading "Balance
Sheet Analysis - Securities," $1,363,021 in unrealized gains on securities available-for-sale less a deferred tax liability of $471,647 was recorded as an addition to stockholders' equity as of December
31, 2003.  As of December 31, 2002,
$1,820,250 in unrealized gains on
securities available-for-sale, less a
deferred tax liability of $628,750, was
recorded as an addition to stockholders' equity. While the net unrealized gain or loss on securities available for sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios. The net unrealized gains reported for December
31, 2003 and 2002 did, however, affect
MidSouth's equity to assets ratio for
financial reporting purposes. The ratio of equity to assets was 7.45% at December
31, 2003 and 7.09% at December 31,
2002.

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

During 2003, MidSouth utilized the
Sendero model of asset and liability
management.  The Sendero model uses
basic gap data and additional information regarding rates and prepayment characteristics to construct a gap analysis that factors in repricing characteristics and cash flows from payments received on loans and mortgage-backed securities. The resulting Sendero gap analysis is presented in Table 5. The cumulative gap at one year is approximately $76.5 million, or 17.67% of total assets at December 31, 2003.
Although the 17.67% ratio is above
internal policy guidelines of + or - 15% of total assets, management feels the degree of asset sensitivity does not present undue risk to earnings given the current rate environment.

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



The Sendero model also uses the gap
analysis data in Table 5 and additional
information regarding rates and payment
characteristics to perform three
simulation tests.  The tests use market
data to perform rate shock, rate cycle
and rate forecast simulations to measure the impact of changes in interest rates, the yield curve and interest rate forecasts on MidSouth's net interest income and economic value of equity. Results of the simulations at December 31, 2003 were within policy guidelines. The results of the simulations are reviewed quarterly and discussed at MidSouth's Funds
Management committee meetings.

MidSouth does not invest in derivatives
and has none in its securities portfolio.


Table 5
Interest Rate Sensitivity and Gap Analysis Table
December 31, 2003
(in thousands)
                                                                       Non-interest
                           0-3 MOS  4-6 MOS 7-12 MOS  1-5 YRS   > 5YRS  Bearing    Total
                           _____________________________________________________________
ASSETS
Interest Bearing Deposits       $7 $     -  $     -  $     -  $     -  $     -        $7
Fed Funds Sold                   -                                                     -
Investments
  Mutual Funds                 967                                                   967
  Investment Securities      8,625    4,044   21,644   64,595   13,643           112,551
  Mortgage-backed Securiti   7,641    4,981    3,461   10,998      994            28,075
Loans
  Fixed Rate                53,078   30,953   39,377   64,089      802           188,299
  Variable Rate             73,574                                                73,574
Other Assets                                                             32,014   32,014
Allowance for Loan Losses                                                (2,790)  (2,790)
                          ______________________________________________________________
Total Assets              $143,892  $39,978  $64,482 $139,682  $15,439  $29,224 $432,697
                          ==============================================================
LIABILITIES
NOW                         $7,094   $6,418  $11,061  $39,837  $10,054           $74,464
MMDA                        13,794   11,599   17,956   38,084    2,709            84,142
Savings                      1,792    1,621    2,793   10,061    2,538            18,805
CD'S                        31,253   21,314   27,620   19,842                    100,029
Demand Deposits                                                          96,948   96,948
Other Liabilities           17,567                               7,000    1,514   26,081
Stockholders' Equity                                                     32,228   32,228
                          ______________________________________________________________
Total Liabilities          $71,500  $40,952  $59,430 $107,824  $22,301 $130,690 $432,697
                          ==============================================================
Repricing/maturity gap:
  Period                   $72,392    ($974)  $5,052  $31,858  ($6,862)($101,466)
  Cumulative               $72,392  $71,418  $76,470 $108,328 $101,466
                          ======================================================

Cumualtive Gap/Total Assets 16.73%   16.51%   17.67%   25.04%   23.45%
                          ____________________________________________





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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks. MidSouth's core deposits are its most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity. Cash deposits at other banks, federal funds sold and principal payments received on loans and mortgage-backed securities provide additional primary sources of asset liquidity for the Bank. Approximately
$32 million in projected cash flows from securities during 2004 provides an additional source of liquidity. MidSouth also has significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks.

Parent Company Liquidity.  At the
parent company level, cash is needed
primarily to meet interest payments on
the junior subordinated debentures and
pay dividends on common stock.  The
parent company issued $7,000,000 in
junior subordinated debentures in
February 2001, the terms of which are
described in Note 8 to MidSouth's
Consolidated Financial Statements.  As
of December 31, 2003, MidSouth had
$2.6 million in interest-bearing balances remaining from the proceeds from the issuance of the debentures. Dividends from the Bank totaling $1,500,000 and $1,200,000 provided additional liquidity for the parent company in 2003 and 2002, respectively. As of January 1,
2004, the Bank had the ability to pay
dividends to the parent company of
approximately $8.6 million without prior approval from its primary regulator. As a publicly traded company, MidSouth also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth of the company.



Dividends.  The primary source of cash
dividends on MidSouth's common stock
is cash on hand remaining from the
issuance of the junior subordinated
debentures and dividends from the Bank.
The Bank has the ability to declare
dividends to the parent company without
prior approval of its primary regulator.
However, the Bank's ability to pay
dividends would be prohibited if the
result would cause the Bank's regulatory capital to fall below minimum requirements.

Cash dividends totaling $992,648 and
$725,286 were declared to common
stockholders during 2003 and 2002,
respectively. It is the intention of the Board of Directors of MidSouth to continue to pay quarterly dividends on the common stock at the rate of $.06 per share. A Special Dividend of $.10 per share was paid in addition to the regular
$.06 per share dividend for the fourth
quarter of 2003 to shareholders of
record on December 12, 2003.  On
August 1, 2001, MidSouth completed
the redemption of its Series A Preferred

Stock.  Only 3,527 shares had not been
converted to MidSouth Common Stock
as of the final day for converting. The remaining 3,527 Preferred Shares were redeemed at a Redemption Price of $14.33 per share. Additional information regarding MidSouth's
Preferred Stock is included in Note 13
to MidSouth's Consolidated Financial
Statements.

Impact of Inflation and Changing
Prices

The consolidated financial statements of
MidSouth and notes thereto, presented
herein, have been prepared in
accordance with Generally Accepted
Accounting Principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of MidSouth's operations.
 Unlike most industrial companies, nearly all the assets and liabilities of MidSouth are financial. As a result, interest rates have a greater impact on MidSouth's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.
MidSouth's single most critical
accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, its estimates would be updated and additional provisions for loan losses may be required.

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



MIDSOUTH BANCORP, INC.
LOAN PORTFOLIO
LOAN MATURITIES AND SENSITIVITY TO INTEREST RATES for the Year Ended December 31, 2003

(dollars in thousands)
                                          Fixed and Variable Rate
                                         Loans at Stated Maturities              Amounts Over One Year With
                               _____________________________________________     ___________________________________
                                1 Year       1 Year -      Over                  Predetermined  Floating
                                or Less      5 Years     5 Years       Total        Rates        Rates       Total
                               _____________________________________________     ___________________________________
Commercial, Financial
     Industrial, Commercial
     Real Estate Mortgage
     and Commercial Real
     Estate - Construction     $103,881      $64,097     $43,439     $211,417       $55,035     $52,501     $107,536

Installment Loans to
    Individuals and Real
    Estate Mortgage              24,877       20,512         541      $45,930        18,386       2,667      $21,053

Lease Financing
    Receivables                     237        3,830           -       $4,067         3,830           -       $3,830

Other                               459            -           -         $459             -           -            -
                              _______________________________________________      _________________________________

TOTAL                          $129,454      $88,439     $43,980     $261,873       $77,251     $55,168     $132,419
                              ===============================================      =================================




MIDSOUTH BANCORP, INC.
SECURITIES PORTFOLIO
MATURITIES AND AVERAGE YIELDS
for the Year Ended December 31, 2003
(dollars in thousands)
                                                        After 1 but       After 5 but
                                   Within 1 Year       Within 5 Years    Within 10 Years     After 10 Years
SECURITIES AVAILABLE FOR SALE      Amount  Yield       Amount  Yield     Amount   Yield      Amount  Yield         Total
                                 ________________________________________________________________________________________
U.S. Treasury and U.S.
    Government Agency securities  $22,990    2.75%     $24,136    2.52%        -                $32    2.75%      $47,158

Obligations of State and
    Political Subdivisions          7,601    2.04%      21,034    2.49%    9,479    3.87%         -                38,114

Mortgage Backs and CMOs             8,103    3.20%         398    4.38%    8,974    4.77%    11,321    4.44%       28,796

Corporates and other securities     2,164    2.13%       1,028    4.14%        -                  -                 3,192

Mutual funds                          967    1.89%           -                 -                  -                   967
                                 ________________________________________________________________________________________

Total Fair Value                  $41,825              $46,596           $18,453            $11,353              $118,227
                                 ========================================================================================






                                                After 1 but              After 5 but
                             Within 1 Year     Within 5 Years          Within 10 Years     After 10 Years
HELD TO MATURITY            Amount  Yield      Amount   Yield          Amount    Yield      Amount  Yield          Total
                            _____________________________________________________________________________________________
Obligations of State and
        Political
        Subdivisions         $1,670   5.40%    $17,019   5.64%          $4,678   4.95%                            $23,367
                            _____________________________________________________________________________________________

                             $1,670            $17,019                  $4,678                                    $23,367
                            =============================================================================================







MIDSOUTH BANCORP, INC.
SUMMARY OF
AVERAGE DEPOSITS
(in thousands)
                                2003                     2002

                        AVERAGE       AVERAGE    AVERAGE       AVERAGE
                        AMOUNT         YIELD     AMOUNT         YIELD
                       ________      ________   ________      ________
Non-interest bearing    $89,117         0.00%    $81,625         0.00%
    Demand Deposits

Interest bearing
    Deposits
    Savings, NOW, MMKT  166,605         0.82%    134,502         1.27%

    Time Deposits       104,959         2.40%    114,002         3.66%
                       ________                 ________

Total                  $360,681         1.08%   $330,129         1.78%
                       ========                 ========




MATURITY SCHEDULE
TIME DEPOSITS OF
$100,000 OR MORE
(in thousands)

                                   2003        2002
                                  _______     _______
3 months or less                  $15,663     $15,291

3 months through 6 months           7,322      11,122

7 months through 12 months         12,018       9,048

over 12 months                      8,429       9,656
                                  _______     _______

Total                             $43,432     $45,117
                                  =======     =======





SUMMARY OF RETURN
ON EQUITY AND ASSETS

                                    2003        2002
                                   _______     _______
Return on Average Assets             1.56%       1.20%

Return on Average Common Equity     20.90%      17.59%

Dividend Payout Ratio
    on Common Stock                 15.67%      16.38%

Average Equity to
    Average Assets                   7.47%       6.52%




Item 7 - Financial Statements.


MidSouth Bancorp, Inc.
and Subsidiaries



Consolidated Financial Statements for the
Years Ended December 31, 2003, 2002 and
2001 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
  of MidSouth Bancorp, Inc.
Lafayette, Louisiana


We have audited the accompanying consolidated statements of condition of MidSouth Bancorp, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended
December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.







DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 27, 2004


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 2003 AND 2002
___________________________________________________________________________________________________

ASSETS                                                             2003                    2002

Cash and due from banks                                        $ 13,833,857           $  18,066,035
Federal funds sold                                                                        9,400,000
                                                               ____________           _____________

           Total cash and cash equivalents                       13,833,857              27,466,035

Interest-bearing deposits in banks                                    6,594                   1,694
Securities available-for-sale at fair value (amortized cost
  of $116,863,703 in 2003 and $87,755,455 in 2002)              118,226,724              89,575,706
Securities held-to-maturity (estimated fair value of
  $25,455,609 in 2003 and $25,660,511 in 2002)                   23,366,709              23,398,282
Loans, net of allowance for loan losses of $2,789,761 in 2003
  and $2,891,380 in 2002                                        259,083,015             224,160,846
Accrued interest receivable                                       2,883,376               2,502,684
Premises and equipment-net                                       11,984,276              12,321,510
Other real estate owned-net                                         218,199                 174,800
Goodwill-net                                                        431,987                 431,987
Other assets                                                      2,662,568               2,653,449
                                                               ____________           _____________
                                                                432,697,305             382,686,993
                                                               ============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                         $ 96,948,642            $ 94,452,378
  Interest bearing                                              277,439,840             249,022,468
                                                               ____________           _____________
           Total deposits                                       374,388,482             343,474,846

Securities sold under repurchase agreements                       4,442,503               2,978,860
Federal funds purchased                                           5,625,000
Accrued interest payable                                            558,416                 705,106
Notes payable and FHLB advances                                   7,500,000                 568,030
Junior subordinated debentures                                    7,000,000               7,000,000
Other liabilities                                                   954,997                 841,592
                                                               ____________           _____________
           Total liabilities                                    400,469,398             355,568,434
                                                               ____________           _____________
Commitments and contingencies (Note 9)

Stockholders' equity:
  Common stock, $.10 par value, 10,000,000 shares authorized;
    3,198,879 and 2,901,142 issued and outstanding at
 December 31, 2003 and 2002, respectively                           319,888                 290,114
  Additional paid in capital                                     18,733,991              12,997,762
  Unearned ESOP shares                                              (82,724)               (108,975)
  Unrealized gains on securities available-for-sale-
    net of deferred taxes                                           891,374               1,191,500
  Treasury Stock - 6,318 shares, at cost                           (106,922)
  Retained earnings                                              12,472,300              12,748,158
                                                               ____________           _____________

           Total stockholders' equity                            32,227,907              27,118,559
                                                               ____________           _____________
                                                               $432,697,305           $ 382,686,993
                                                               ============           =============

See notes to consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
__________________________________________________________________________________________________

                                                      2003              2002              2001
INTEREST INCOME:
  Loans-including fees                             $19,827,631       $19,145,655       $20,539,148
  Securities:
    Taxable                                          2,323,537         3,090,212         3,807,820
    Nontaxable                                       2,015,323         1,750,885         1,512,050
  Federal funds sold                                    63,959           139,037           565,009
                                                   ___________       ___________       ___________
      Total interest income                         24,230,450        24,125,789        26,424,027
                                                   ___________       ___________       ___________

INTEREST EXPENSE:
  Deposits                                           3,879,036         5,880,034         9,530,743
  Securities sold under repurchase agreements,
    federal funds purchased and advances                66,382            62,270            73,703
  Long-term debt                                       734,267           766,927           804,480
                                                   ___________       ___________       ___________
      Total interest expense                         4,679,685         6,709,231        10,408,926
                                                   ___________       ___________       ___________

NET INTEREST INCOME                                 19,550,765        17,416,558        16,015,101

PROVISION FOR LOAN LOSSES                              550,000         1,398,250         2,176,224
                                                   ___________       ___________       ___________
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         19,000,765        16,018,308        13,838,877
                                                   ___________       ___________       ___________
NONINTEREST INCOME:
  Service charges on deposit accounts                5,273,461         4,707,468         3,534,113
  Gains on sale of securities-net                       98,025           156,259           188,883
  Credit life insurance                                164,609           270,737           246,046
  Other charges and fees                             2,061,685         1,786,924         1,463,817
                                                   ___________       ___________       ___________

                                                     7,597,780         6,921,388         5,432,859
                                                   ___________       ___________       ___________
NONINTEREST EXPENSES:
  Salaries and employee benefits                     8,649,371         8,103,370         7,300,250
  Occupancy expense                                  3,881,899         3,708,995         3,423,585
  Other                                              5,439,586         5,269,995         4,738,637
                                                   ___________       ___________       ___________

                                                    17,970,856        17,082,360        15,462,472
                                                   ___________       ___________       ___________
INCOME BEFORE INCOME TAXES                           8,627,689         5,857,336         3,809,264

PROVISION FOR INCOME TAXES                           2,294,376         1,428,253           866,105
                                                   ___________       ___________       ___________

NET INCOME                                           6,333,313         4,429,083         2,943,159

PREFERRED DIVIDENDS                                                                         52,751
                                                   ___________       ___________       ___________
NET INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                                     $ 6,333,313       $ 4,429,083       $ 2,890,408
                                                   ===========       ===========       ===========

EARNINGS PER COMMON SHARE:
  Basic                                               $1.99             $1.39              $0.98
                                                      =====             =====              =====
  Diluted                                             $1.91             $1.36              $0.91
                                                      =====             =====              =====


See notes to consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
__________________________________________________________________________________________________________________


                                                            2003                    2002                    2001
Net income                                              $  6,333,313            $  4,429,083           $ 2,943,159
Other comprehensive income (loss):
  Unrealized gain (loss) on securities
    available-for-sale-net:
    Unrealized holding gains (losses) arising
      during the year                                       (235,429)                824,669               509,425
    Less reclassification adjustment for gains
      included in net income                                 (64,697)               (103,131)             (124,663)
                                                        ____________            ____________           ___________

           Total other comprehensive income (loss)          (300,126)                721,538               384,762
                                                        ____________            ____________           ___________

TOTAL COMPREHENSIVE INCOME                              $  6,033,187            $  5,150,621           $ 3,327,921
                                                        ============            ============           ===========

See notes to consolidated financial statements.





MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
___________________________________________________________________________________________________________________________________
                                                                                         Unrealized
                                                                                           Gains
                                                                                          (Losses)
                                                                                            on
                                                                 Additional              Securities
                          Preferred Stock       Common Stock      Paid in       ESOP     Available  Treasury  Retained
                          Shares   Amount     Shares    Amount    Capital    Obligation  for Sale    Stock    Earnings    Total
BALANCE-January 1, 2001  130,620 $1,861,335  2,515,166 $251,517  $11,147,534 $(185,127) $ 85,200  $         $6,701,919 $19,862,378


Issuance of common stock                         5,062      506       33,258                                                33,764
Dividends on common stock
  -$.18 per share                                                                                             (547,966)   (547,966)
Dividends on preferred
  stock                                                                                                        (52,751)    (52,751)
Preferred stock
  conversion            (127,092)(1,811,061)   380,914   38,091    1,772,970
Redemption of preferred
  stock                   (3,528)   (50,274)                                                                               (50,274)
Excess of market value
  over book value of ESOP
  shares released                                                     19,000                                                19,000
Net income                                                                                                   2,943,159   2,943,159
ESOP obligation, repayments                                                     35,489                                      35,489
Net change in unrealized
  gains (losses) on
  securities available-for
  -sale-net of tax                                                                      384,762                            384,762
                        ________  _________  _________  _______   __________  ________  _______   _________  _________  __________

BALANCE-December 31, 2001                    2,901,142  290,114   12,972,762  (149,638) 469,962              9,044,361  22,627,561

Dividends on common stock
  -$.23 per share                                                                                             (725,286)   (725,286)
Excess of market value over
  book value of ESOP shares
  released                                                            25,000                                                25,000
Net income                                                                                                   4,429,083   4,429,083
ESOP obligation, repayments                                                     40,663                                      40,663
Net change in unrealized
  gains (losses) on
  securities available-for
  -sale-net of tax                                                                      721,538                            721,538
                        ________ __________  _________  _______  ___________  ________  _______   _________  _________  __________

BALANCE-December 31, 2002                    2,901,142  290,114   12,997,762  (108,975)1,191,500            12,748,158  27,118,559

Issuance of common stock                         8,000      800       47,680                                                48,480
Dividends on common stock
  -$.32 per share                                                                                             (992,648)   (992,648)
Tax benefit resulting from
  exercise of stock options                                           53,122                                                53,122
Purchase of treasury stock                                                                       (106,922)                (106,922)
Stock dividend - 10%                           289,737   28,974    5,577,427                                (5,616,523)    (10,122)
Excess of market value over
  book value of ESOP shares
  released                                                            58,000                                                58,000
Net income                                                                                                   6,333,313   6,333,313
ESOP obligation, repayments                                                     26,251                                      26,251
Net change in unrealized
  gains (losses) on
  securities available-for
  -sale-net of tax                                                                     (300,126)                          (300,126)
                        ________ __________ _________  ________  ___________  ________ ________ _________  ___________ ___________
BALANCE-December 31, 2003        $          3,198,879  $319,888  $18,733,991  $(82,724)$891,374 $(106,922) $12,472,300 $32,227,907
                        ======== ========== =========  ========  ===========  ======== ======== =========  =========== ===========


See notes to consolidated financial statements.






MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
_____________________________________________________________________________________________________________

                                                              2003               2002               2001
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                                         $     6,333,313    $     4,429,083    $     2,943,159
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization                        1,516,696          1,365,708          1,310,180
        Provision for loan losses                              550,000          1,398,250          2,176,224
        Provision for and losses on other real
          estate owned                                           8,748              8,302             92,687
        Deferred income taxes (benefit)                         20,000             14,000            (70,000)
        Amortization of premiums on securities-net           1,123,917            517,083            204,538
        Gain on sales of securities                            (98,025)          (156,259)          (188,883)
        Change in accrued interest receivable                 (380,692)          (304,890)           167,556
        Change in accrued interest payable                    (146,690)          (351,959)            49,763
        Other-net                                               64,589           (222,446)            61,530
                                                       _______________    _______________    _______________
           Net cash provided by operating
             activities                                      8,991,856          6,696,872          6,746,754
                                                       _______________    _______________    _______________
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Net (increase) decrease in interest-bearing
      deposits in banks                                         (4,900)           107,512            (40,524)
    Proceeds from sales of securities
      available-for-sale                                     6,464,685          3,356,378          9,794,538
    Proceeds from maturities and calls of
      securities available-for-sale                         41,756,029         40,838,882         28,736,270
    Proceeds from maturities of securities
       held-to-maturity                                         30,000            185,000             25,000
    Purchases of securities available-for-sale             (78,353,280)       (57,257,019)       (59,776,682)
    Loan originations, net of repayments                   (35,541,865)        (8,460,365)       (11,675,897)
    Purchases of premises and equipment                     (1,188,342)        (1,744,910)        (1,506,020)
    Proceeds from sales of other real
      estate owned                                              43,800            417,000            117,306
    Net cash received from acquisition                                          5,882,448
    Other-net                                                   75,095              1,509              8,533
                                                        ______________     ______________    _______________

         Net cash used in investing activities             (66,718,778)       (16,673,565)       (34,317,476)
                                                        ______________     ______________    _______________

                                                                                                 (Continued)



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
_____________________________________________________________________________________________________________

                                                                   2003              2002            2001

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Net increase in deposits                                    30,913,636           722,867      11,030,253
    Net increase (decrease) in repurchase agreements             1,463,643         2,315,781        (334,537)
    Net increase in federal funds purchased                      5,625,000
    FHLB advances (repayments)-net                               7,500,000                          (175,968)
    Issuance of notes payable                                                        700,030          20,000
    Proceeds from junior subordinated
      debentures-net                                                                               6,774,297
    Repayments of notes payable                                   (568,030        (1,563,000)     (3,064,000)
 Purchase of treasury stock                                       (106,922)
    Proceeds from issuance of common stock                          48,480                            33,764
    Payment of dividends on common and
      preferred stock                                             (770,941)         (580,228)       (614,073)
    Redemption of preferred stock                                                                    (50,274)
 Cash for fractional shares                                        (10,122)
                                                               ___________        __________      __________

           Net cash provided by financing activities            44,094,744         1,595,450      13,619,462
                                                               ___________        __________      __________
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                             (13,632,178)       (8,381,243)    (13,951,260)

CASH AND CASH EQUIVALENTS-
  Beginning of year                                             27,466,035        35,847,278      49,798,538
                                                               ___________        __________      __________
CASH AND CASH EQUIVALENTS-
  End of year                                                $  13,833,857     $  27,466,035   $  35,847,278
                                                               ===========        ==========      ==========

SUPPLEMENTAL CASH FLOW
  INFORMATION:
  Interest paid                                              $   4,826,375     $   7,061,190   $  10,359,163
                                                               ===========        ==========      ==========
  Income taxes paid                                          $   2,410,000     $   1,550,000   $     800,155

                                                               ===========        ==========      ==========

See notes to consolidated financial statements.


                                                                                               (Concluded)

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
_______________________________________________________

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of MidSouth
Bancorp, Inc. (the Company) and its wholly owned subsidiaries MidSouth Bank, N.A. (the Bank) and
Financial Services of the South, Inc. (the Finance
Company), which is in the process of liquidating its loan portfolio, have been prepared in accordance with accounting principles generally accepted in the United States of America and conform with general practices within the banking industry. A summary of significant accounting policies follows:

Description of Business-The Company is a bank holding company headquartered in Lafayette,
Louisiana operating principally in the community banking business segment by providing banking services to commercial and retail customers through its wholly owned subsidiary, the Bank.
The Bank is community oriented and focuses primarily on offering competitive commercial and consumer loan and deposit services to individuals and small to middle market business. The
Company also provides consumer loan services to individuals through the Finance Company.

Comprehensive Income-Comprehensive income includes net income and other comprehensive income (losses) which, in the case of the Company, includes only unrealized gains and losses on securities available-for-sale.

Consolidation-The consolidated financial statements of the Company include the accounts of the Company, the Bank and the Finance Company.
All significant intercompany transactions and balances have been eliminated.

Use of Estimates-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Securities-Securities are accounted for in accordance with Statement of Financial
Accounting Standards (SFAS) No. 115 Accounting for Certain Investments in Debt and Equity
Securities. SFAS No. 115 requires the
classification of securities into one of three categories: trading, available-for-sale, or held-to-maturity.

Management determines the appropriate
classification of debt securities at the time of purchase and re-evaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. The Company had no trading account securities during the three years ended
December 31, 2003. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders' equity until realized.

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

Derivative Instruments-The Company
recognizes all derivatives as either assets or liabilities in the Company's balance sheet and measures those instruments at fair value. If certain conditions are met, a derivative may be specially designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is not currently engaged in any significant activities with derivatives.

Loans-Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to yield over the life of the related loan. Interest on commercial and real estate mortgage loans is recorded as income based upon the principal amount outstanding. Unearned income on installment loans is credited to operations based on a method which approximates the interest method. Where doubt exists as to collectibility of a loan, the accrual of interest is discontinued and subsequent payments received are applied first to principal. Upon such discontinuances all unpaid accrued interest is reversed. Interest income is recorded after principal has been satisfied and as payments are received.

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

Allowance for Loan Losses-The allowance for loan losses is a valuation account available to absorb probable losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance for loan losses at the time of recovery. Periodically during the year, management estimates the probable level of losses in the existing portfolio based on the Company's past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral and current economic conditions. Based on these estimates, the allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

Premises and Equipment-Premises and
equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which generally range from 3 to 30 years.
Leasehold improvements are amortized over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

Other Real Estate Owned-Real estate properties acquired through, or in lieu of, loan foreclosures are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Income Taxes-Deferred income taxes are
provided for temporary differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes.

The Company computes deferred income taxes based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Goodwill-Prior to 2002, goodwill was amortized on the straight-line basis over a fifteen year period.
Amortization expense amounted to approximately
$60,584 in 2001. Accumulated amortization at December 31, 2003 and 2002 was $421,705.

In June 2001, the Financial Accounting Standards
Board issued Statement of Financial Accounting
Standards No. 141 Business Combinations and
No. 142 Goodwill and Other Intangibles. These
Statements provide that, among other things, (1) all business combinations on or after July 1, 2001 be accounted for as purchases, (2) any related goodwill on those acquisitions does not require amortization, but is subject to a periodic impairment test and that (3) goodwill on any of the Company's acquisitions prior to July 1, 2001 not be amortized after January 1, 2002, but is subject to a periodic impairment test. The Company performed fair value based impairment tests on its goodwill and determined that the fair value exceeded the recorded value at December 31, 2003 and 2002. No impairment loss, therefore, was recorded.

Stock-Based Compensation-The Company
applies APB Opinion No. 25 and related
interpretations in accounting for its stock options.
Since all options are exercisable at the estimated fair value at the date of grant, no compensation cost has been recognized. The pro forma disclosures required by SFAS 123 are included in
Note 12.

Basic and Diluted Earnings Per Common
Share-Basic earnings per common share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. Diluted EPS is computed by dividing net income by the total of the weighted-average number of shares outstanding plus the effect of outstanding options and convertible preferred stock. In 2003, the Company paid a 10% stock dividend. All share and per share information has been adjusted to give retroactive effect to the stock dividend.

Statements of Cash Flows-For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

2.  ACQUISITION OF BANK

During 2002, the Company purchased the Morgan
City, Louisiana branch of another bank. The
Company acquired loans of approximately
$5,400,000, property of approximately $200,000 and assumed deposit liabilities of approximately
$12,200,000. The Company received cash of approximately $5,900,000 after payment of a premium of approximately $500,000 and certain other costs. An intangible asset of approximately
$650,000 resulted from this acquisition. This intangible asset has been classified as core deposit intangible and is being amortized on an accelerated basis over 10 years. The remaining unamortized balance of the core deposit intangible was $558,279 at December 31, 2003 and is included in other assets. The Company did not have sufficient information regarding the operating results of this branch prior to the date of acquisition and, accordingly, pro forma operating results are not being provided.

3.  CASH AND DUE FROM BANKS

The Company is required to maintain average balances relating to its deposit liabilities. This requirement is ordinarily satisfied by cash on hand.

4.  INVESTMENT SECURITIES

The portfolio of securities consisted of the following:



                                                      December 31, 2003
                                ___________________________________________________________
                                                      Gross         Gross
                                     Amortized      Unrealized    Unrealized
Available-for-Sale                     Cost           Gains         Losses       Fair Value
U.S. Government agencies        $    47,330,166   $    210,884   $  382,878    $ 47,158,172
Obligations of states and
  political subdivisions             37,290,406        874,880       51,109      38,114,177
Mortgage-backed securities           23,582,801        764,949       22,706      24,325,044
Collateralized mortgage
  obligations                         4,492,858                      21,877       4,470,981
Corporate securities                  1,003,972         23,878                    1,027,850
Mutual funds                          1,000,000                      33,000         967,000
Other                                 2,163,500                                   2,163,500
                                _______________   ____________   __________    ____________

                                $   116,863,703   $  1,874,591   $  511,570    $118,226,724
                                ===============   ============   ==========    ============






                                                     December 31, 2002
                               _____________________________________________________________
                                                      Gross         Gross
                                   Amortized       Unrealized     Unrealized
Available-for-Sale                    Cost            Gains         Losses        Fair Value
U.S. Government agencies       $     15,664,856  $     288,400   $      -       $ 15,953,256
Obligations of states and
  political subdivisions             22,281,823        746,971        11,495      23,017,299
Mortgage-backed securities           26,766,342        844,831        36,972      27,574,201
Collateralized mortgage
  obligations                        16,465,627         18,081        76,454      16,407,254
Corporate securities                  4,097,807         75,889                     4,173,696
Mutual funds                          1,000,000                       29,000         971,000
Other                                 1,479,000                                    1,479,000
                               ________________  _____________   ___________    ____________

                               $     87,755,455  $   1,974,172   $   153,921    $ 89,575,706
                               ================  =============   ===========    ============




                                                      December 31, 2003
                                _________________________________________________________________
                                                    Gross              Gross
                                  Amortized      Unrealized          Unrealized
Held-to-Maturity                    Cost            Gains              Losses        Fair Value
Obligations of states and
  political subdivisions        $  23,366,709    $   2,088,900      $      -       $  25,455,609
                                =============    =============      ============   =============








                                                     December 31, 2002
                             _________________________________________________________________
                                                   Gross           Gross
                               Amortized         Unrealized      Unrealized
Held-to-Maturity                  Cost             Gains           Losses         Fair Value
Obligations of states and
  political subdivisions     $  23,398,282     $   2,262,229    $       -       $  25,660,511
                             =============     =============    ============    =============




The amortized cost and fair value of securities at December 31, 2003 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.






                                                      Amortized
Available-for-Sale                                      Cost         Fair Value
Due in one year or less                            $  30,481,025   $ 30,591,381
Due after one year through five years                 46,146,868     46,198,208
Due after five years through ten years                 8,964,987      9,478,946
Due after ten years                                       31,664         31,664
Mortgage-backed securities and collaterized
  mortgage obligations                                28,075,659     28,796,025
Mutual funds                                           1,000,000        967,000
Other securities                                       2,163,500      2,163,500
                                                   _____________   ____________

                                                   $ 116,863,703   $118,226,724
                                                   =============   ============






                                                     Amortized
Held-to-Maturity                                        Cost             Fair Value
Due in one year or less                            $   1,669,536      $   1,712,512
Due after one year through five years                 17,018,830         18,537,684
Due after five years through ten years                 4,678,343          5,205,413
                                                   _____________      _____________

                                                   $  23,366,709      $  25,455,609
                                                   =============      =============


Details concerning available-for-sale securities with unrealized losses as of December 31, 2003 are as follows:



                                   Securities               Securities
                               with losses under         with losses over
                                   12 months                12 months                    Total
                          ___________________________  ______________________  __________________________
                                             Gross                    Gross                      Gross
                               Fair        Unrealized    Fair      Unrealized      Fair        Unrealized
                               Value         Loss        Value        Loss         Value          Loss
U.S. Government
  Agencies                $   21,940,290  $   382,878  $            $          $  21,940,290  $   382,878
Obligations of states and
  political subdivisions       8,859,252       50,906      302,601        203      9,161,853       51,109
Mortgage-backed
  securities                                             4,021,291     22,706      4,021,291       22,706
CMO's                          4,328,466       21,608      142,515        269      4,470,981       21,877
Mutual fund                                                967,000     33,000        967,000       33,000
                          ______________  ___________  ___________  _________  _____________  ___________

                          $   35,128,008  $   455,392  $ 5,433,407  $  56,178  $  40,561,415  $   511,570
                          ==============  ===========  ===========  =========  =============  ===========







Most of the securities with unrealized losses were purchased during the year ended December 31, 2003. The Company has 284 investments. There are 42 investments with unrealized losses at December 31, 2003. These unrealized losses result from securities which were purchased at a premium in anticipation of a continuing stable interest rate environment. As interest rates declined in 2003, prepayments of certain securities increased which resulted in the decline in the fair value of the related securities. The Company believes that its premium amortization policies are appropriate and will result in a reasonable return on these investments being recorded in the statements of income.

Proceeds from sales of securities available-for-sale during 2003 and 2002 were $6,464,685 and
$3,356,378, respectively. Gross gains of $103,328
and $156,259 were recognized on sales in 2003
and 2002, respectively. Gross losses of $5,303 were recognized on sales in 2003.

Securities with an aggregate carrying value of approximately $59,058,000 and $27,792,000 at
December 31, 2003 and 2002 were pledged to secure public funds on deposit and for other purposes required or permitted by law.

The Company's collateralized mortgage
obligations (CMO's) consist primarily of first and second tranche sequential pay and/or planned amortization class (PAC) instruments.

5.  LOANS

The loan portfolio consisted of the following:



                                                                December 31,
                                                    __________________________________
                                                        2003                   2002
Commercial, financial and agricultural              $  86,961,427        $  75,890,502
Lease financing receivable                              4,067,118            3,399,240
Real estate-mortgage                                  127,431,070          109,489,813
Real estate-construction                               12,102,577            8,396,166
Installment loans to individuals                       30,851,516           29,773,158
Other                                                     459,068              103,347
                                                    _____________        _____________
                                                      261,872,776          227,052,226

Less allowance for loan losses                         (2,789,761)          (2,891,380)
                                                    _____________        _____________

                                                    $ 259,083,015        $ 224,160,846
                                                    =============        =============



Loans are stated net of unearned income and loan origination fees in the above table. The amount of such items is not significant.

An analysis of the activity in the allowance for loan losses is as follows:



                                                    Year Ended December 31,
                                          _________________________________________
                                              2003           2002          2001
Balance at beginning of year              $ 2,891,380    $ 2,705,058   $ 2,276,187
Provision for loan losses                     550,000      1,398,250     2,176,224
Recoveries                                    253,378        152,207       165,980
Loans charged off                            (904,997)    (1,364,135)   (1,913,333)
                                          ___________    ___________   ___________

Balance at end of year                    $ 2,789,761    $ 2,891,380   $ 2,705,058
                                          ===========    ===========   ===========




During the years ended December 31, 2003, 2002 and 2001, there were approximately $96,000, $66,000 and $123,000, respectively, of net transfers from loans to other real estate owned.

As of December 31, 2003 and 2002, loans
outstanding to directors, executives officers, and their affiliates were $1,065,478 and $1,018,746, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2003 activity with respect to these related party loans is as follows:



                                                               2003
Balance-Beginning of year                                   $1,018,746
New loans                                                      239,046
Repayments                                                    (192,314)
                                                            __________

Balance-End of year                                         $1,065,478
                                                            ==========


Non-accrual and renegotiated loans amounted to approximately $829,000 and $710,000 at
December 31, 2003 and 2002, respectively. The
Company's other individually evaluated impaired loans were not significant at December 31, 2003 and 2002. The related allowance amounts on impaired loans were not significant and there was no significant change in these amounts during the years ended December 31, 2003, 2002 or 2001.
The amount of interest not accrued on these loans did not have a significant effect on net income in 2003, 2002 or 2001.

6.  BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the
following:



                                                                December 31,
                                                      _____________________________
                                                          2003              2002
Buildings and improvements                            $ 10,441,864     $ 10,393,314
Furniture, fixtures, and equipment                       8,750,899        8,159,016
Automobiles                                                312,964          259,655
Leasehold improvements                                   1,067,639          980,236
Construction-in-process                                     50,843           45,063
                                                      ____________     ____________

                                                        20,624,209       19,837,284
Less accumulated depreciation and amortization          (8,639,933)      (7,515,774)
                                                      ____________     ____________

                                                      $ 11,984,276     $ 12,321,510
                                                      ============     ============





7.  DEPOSITS

Deposits consisted of the following:



                                                              December 31,
                                                    _____________________________
                                                         2003             2002
Non-interest bearing                                $  96,948,642   $  94,452,378
Savings and money market                              102,819,461      91,643,637
NOW accounts                                           74,464,134      48,308,894
Time deposits under $100,000                           56,724,089      63,952,648
Time deposits over $100,000                            43,432,156      45,117,289
                                                    _____________   _____________

                                                    $ 374,388,482   $ 343,474,846
                                                    =============   =============




Approximately $85,521,000 of time deposits mature in 2004 and the balance principally in 2005.


8.  NOTES PAYABLE, FHLB ADVANCES AND
    JUNIOR SUBORDINATED DEBENTURES

Notes payable, FHLB advances and Junior
Subordinated Debentures consisted of the following:




                                                              December 31,
                                                      __________________________
                                                          2003           2002
Notes payable to financial institutions               $       -      $   568,030
FHLB advances                                            7,500,000
Junior subordinated debentures                           7,000,000     7,000,000
                                                      ____________   ___________

                                                      $ 14,500,000   $ 7,568,030
                                                      ============   ===========


The Federal Home Loan Bank advance at
December 31, 2003, was for $7,500,000.  The
advance was for 21 days beginning December 17, 2003 at the rate of 1.13%, maturing on January 7, 2004. The advance was used for liquidity purposes and was repaid in 2004.

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

9.  COMMITMENTS AND CONTINGENCIES

At December 31, 2003, future annual minimum rental payments due under noncancellable operating leases, primarily for land, are as follows:




2004                                              $   622,275
2005                                                  619,887
2006                                                  615,404
2007                                                  517,151
2008                                                  517,883
Thereafter                                          5,163,480
                                                  ___________

                                                  $ 8,056,080
                                                  ===========





Rental expense under operating leases for 2003, 2002 and 2001 was approximately $619,000, $635,000, and $540,000, respectively. Sublease income for 2003, 2002 and 2001 amounted to approximately $31,900 each year.

The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

10.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:



                                                          2003              2002
Deferred tax assets:
  Allowance for loan losses                          $    673,000     $    603,000
  Other                                                   167,000          159,000
                                                     ____________     ____________

           Total deferred tax assets                      840,000          762,000
                                                     ____________     ____________
Deferred tax liabilities:
  FHLB stock dividends                                   (102,000)         (96,000)
  Depreciation                                           (331,000)        (335,000)
  Unrealized gains on securities                         (472,000)        (629,000)
  Other                                                  (188,000)         (92,000)
                                                     ____________     ____________

           Total deferred tax liabilities              (1,093,000)      (1,152,000)
                                                     ____________     ____________

           Net deferred tax liability                $   (253,000)    $   (390,000)
                                                     ============     ============




Components of income tax expense are as follows:




                                               2003         2002         2001
Current                                     $2,274,376   $1,414,253    $936,105
Deferred expense (benefit)                      20,000       14,000     (70,000)
                                            __________   __________    ________

                                            $2,294,376   $1,428,253    $866,105
                                            ==========   ==========    ========







The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on income as follows:




                                                  Year Ended December 31,
                                          ______________________________________
                                             2003          2002          2001
Taxes calculated at statutory rate        $2,933,414     $1,991,494   $1,295,150
Increase (decrease) resulting from:
  Tax-exempt interest                       (650,006)      (550,690)    (450,711)
  Other                                       10,968        (12,551)      21,666
                                          __________     __________   __________

                                          $2,294,376     $1,428,253   $  866,105
                                          ==========     ==========   ==========




The deferred income tax expense (benefit) relating to unrealized gains (losses) on securities available-for-sale included in other comprehensive income amounted to $(123,776) in 2003, $424,380 in 2002 and, $262,431 in 2001. Income taxes relating to gains on sales of securities amounted to $33,328 in 2003, $53,128 in 2002 and $64,220 in
2001.

11.  EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The note is payable to the Bank. Because the source of the loan payments are contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders' equity. The balance of the note receivable from the ESOP was $82,724 and $108,975 at December 31,
2003 and 2002, respectively. In accordance with the American Institute of Certified Public
Accountants' Statement of Position 93-6 (SOP), compensation costs relating to shares purchased are based on the market price of the shares on the date released for allocation and the related unreleased shares are not considered outstanding in the computation of earnings per common share.
ESOP compensation expense was $242,000,
$193,000 and $175,000 for the years ended
December 31, 2003, 2002 and 2001, respectively.
The ESOP shares as of December 31, 2003 and
2002 were as follows:



                                                             2003          2002
Allocated shares                                            287,738       281,984
Shares released for allocation                                3,588         5,921
Unreleased shares                                            10,513        14,101
                                                          _________     _________

Total ESOP shares                                           301,839       302,006
                                                          =========     =========

Fair value of unreleased shares at December 31            $ 331,160     $ 221,769
                                                          =========     =========





During 1996 the Company adopted a deferred compensation plan for certain officers which qualifies as a defined contribution plan.
Contributions to the plan are required only if "excess earnings", as defined, are achieved. The participants accrue benefits based only on the contributions made. During 2003, 2002 and 2001, no contributions were required.



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

The following table summarizes activity relating to the Plan:




                                                                             Weighted
                                                            Options          Average
                                                          Outstanding         Price
Balance-January 1, 2001                                     178,613              7.20

  Exercised                                                  (5,568)             6.06
  Issued                                                      5,500             10.09
                                                            _______           _______

Balance-December 31, 2001                                   178,545              7.32

  Exercised                                                  (3,713)             6.06
  Issued                                                     33,000             11.82
                                                            _______           _______

Balance-December 31, 2002                                   207,832              8.06

  Exercised                                                  (8,000)             6.06
  Issued                                                     15,923             15.55
                                                            _______           _______

Balance-December 31, 2003                                   215,755              8.68
                                                            =======           =======




Options on 135,854 shares at $6.06 per share, 25,472 at $14.02 per share, 2,200 at $10.09 per share, and 6,600 at $11.82 per share were exercisable at December 31, 2003. Options on
143,854 shares at $6.06 per share, 20,378 shares at $14.02 per share, and 1,100 shares at $10.09 per share were exercisable at December 31, 2002. The weighted average remaining contractual life of options outstanding on December 31, 2003 was
4.25 years.

The Company has adopted the disclosure-only option under SFAS No. 123, Accounting for Stock
Based Compensation. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company's net income available to common stockholders and income per common share would have been as indicated below:




                                                              Year Ended
                                                 _____________________________________
                                                    2003          2002         2001
Net income available to common stockholders:
  As reported                                    $ 6,333,313  $ 4,429,083  $ 2,890,408
  Pro forma                                        6,281,313    4,399,083    2,855,539

Basic income per common share:
  As reported                                    $      1.99  $      1.39  $       .98
  Pro forma                                             1.98         1.38          .97

Diluted income per common share:
  As reported                                    $      1.91  $      1.36  $       .91
  Pro forma                                             1.90         1.35          .90







The fair value of the options granted under the Company's stock option plan during the years ended December 31, 2003, 2002 and 2001 were estimated using the Black-Scholes Option Pricing
Model with the following assumptions used:
dividend yield of 1.5%, expected volatility of 20%, risk free interest rate of 4.0%, 5.0% and 5.0%, respectively, and expected lives of 8 years for all years.

13.  STOCKHOLDERS' EQUITY

On July 31, 1995, the Company issued 187,286 shares of Series A Cumulative Convertible
Preferred Shares with a stated value of $14.25. The
Convertible Preferred Shares were convertible at any time at the option of the holder into common stock, at the rate of 2.998 shares of Common Stock for each Convertible Preferred Share. During the year ended December 31, 2001, the Company called for redemption of all outstanding shares and upon that notice, substantially all of the remaining outstanding preferred stock of 130,620 shares was converted into common stock by their holders. The
Convertible Preferred Shares were redeemable, in whole or in part, at the option of the Company at the stated value of $14.33.

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2003, the
Bank has approximately $8,600,000 available to pay dividends to the Parent Company without regulatory approval.

14.  NET INCOME PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share.




                                                                 Year Ended December 31,
                                                  __________________________________________________
                                                      2003               2002               2001
Net income                                        $  6,333,313       $  4,429,083       $  2,943,159
Preferred dividend requirement on shares
  excluding shares redeemed                                                                   52,751
                                                  ____________       ____________       ____________

Net income available to common
  stockholders-used in computation of
  basic earnings per common share                 $  6,333,313       $  4,429,083       $  2,890,408
                                                  ============       ============       ============

Weighted average number of common
  shares outstanding-used in computation
  of basic earnings per common share                 3,174,880          3,177,726          2,947,282
Effect of dilutive securities:
  Stock options                                        133,286             72,289             54,537
  Convertible preferred stock                                                                242,679
                                                  ____________       ____________       ____________

Weighted average number of common
  shares outstanding plus effect of dilutive
  securities-used in computation of
  diluted earnings per common share                  3,308,166          3,250,015          3,244,498
                                                  ============       ============       ============





15.  FINANCIAL INSTRUMENTS WITH OFF-
     BALANCE SHEET RISK


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




                                                             Contract or Notional
                                                                    Amount
                                                      _______________________________
                                                          2003                 2002
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit                      $ 66,889,000       $ 57,157,000
    Commercial letters of credit                         1,632,699            782,737






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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers. Approximately 50% of these letters of credit were secured by marketable securities, cash on deposits or other assets at December 31, 2003 and 2002.

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

As of December 31, 2003 and 2002, the most recent notifications from the Federal Deposit
Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are presented in the table below.




                                                                                    To Be Well
                                                          Required For           Capitalized Under
                                                         Minimum Capital         Prompt Corrective
                                    Actual              Adequacy Purposes        Action Provisions
                           ______________________   ______________________  _________________________
                              Amount      Ratio         Amount     Ratio       Amount         Ratio
As of December 31, 2003:
  Total capital to risk
    weighted assets:
      Company              $ 40,104,000   13.78 %   $ 23,290,000   8.00 %        N/A          N/A
      Bank                   37,663,000   12.95 %     23,263,000   8.00 %   $ 29,079,000      10.00 %

  Tier I capital to risk
    weighted assets:
      Company                37,314,000   12.82 %     11,645,000   4.00 %        N/A          N/A
      Bank                   34,994,000   12.03 %     11,631,000   4.00 %     17,447,000       6.00 %

  Tier I capital to
    average assets:
    Company                  37,314,000    8.85 %     16,863,000   4.00 %        N/A          N/A
    Bank                     34,994,000    8.31 %     16,849,000   4.00 %     25,273,000       6.00 %






                                                                                      To Be Well
                                                            Required For           Capitalized Under
                                                           Minimum Capital         Prompt Corrective
                                      Actual              Adequacy Purposes        Action Provisions
                             _______________________   _____________________     _____________________
                                Amount      Ratio         Amount      Ratio       Amount       Ratio
As of December 31, 2002:
  Total capital to risk
    weighted assets:
      Company                $ 34,733,000    13.71 %   $ 20,268,000   8.00 %        N/A         N/A
      Bank                     32,296,000    12.79 %     20,140,000   8.00 %     25,242,000    10.00 %

  Tier I capital to risk
    weighted assets:
      Company                  31,842,000    12.57 %     10,134,000   4.00 %        N/A         N/A
      Bank                     29,589,000    11.72 %     10,097,000   4.00 %     15,145,000     6.00 %

  Tier I capital to
    average assets:
    Company                    31,842,000     8.45 %     15,074,000   4.00 %        N/A         N/A
    Bank                       29,589,000     7.87 %     15,038,000   4.00 %     18,797,000     6.00 %




17.  DISCLOSURES ABOUT FAIR VALUE OF
     FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, Due From Banks and Federal Funds
Sold-For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities-For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans, Net-The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits-The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Notes Payable and Debentures-Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments-The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company's financial instruments are as follows at December 31, 2003 and 2002 (in thousands):



                                                   2003                    2002
                                         _____________________   ______________________
                                         Carrying        Fair     Carrying       Fair
                                          Amount        Value      Amount       Value
Financial assets:
  Cash, due from banks and federal
    fund sold                            $  13,840   $  13,840   $  27,468    $  27,468
  Securities available-for-sale            118,227     118,227      89,576       89,576
  Securities held-to-maturity               23,367      25,455      23,398       25,661
  Loans-net                                259,083     258,900     224,161      224,325

Financial liabilities:
  Non-interest bearing deposits             96,949      96,949      94,452       94,452
  Interest bearing deposits                277,440     277,200     249,023      249,751
  Notes payable                              7,500       7,500         568          568
  Junior subordinated debentures             7,000       7,700       7,000        9,000




18.  OTHER NON-INTEREST EXPENSE

Other non-interest expense consisted of the following for the years ended December 31, 2003, 2002 and 2001:




                                             2003           2002            2001
Professional fees                          $  525,768   $  661,951    $  455,740
FDIC assessments                               54,889       56,277        56,367
Marketing expenses                          1,116,996      887,475       749,808
Data processing                               188,559      173,331       184,371
Postage                                       345,051      307,653       285,066
Education and travel                          232,553      186,140       180,331
Printing and supplies                         341,256      434,437       377,538
Telephone                                     314,007      300,941       275,277
Other                                       2,320,507    2,261,790     2,174,139
                                           __________   __________    __________

                                           $5,439,586   $5,269,995    $4,738,637
                                           ==========   ==========    ==========






19.  CONDENSED FINANCIAL INFORMATION
OF PARENT COMPANY

Summarized financial information for MidSouth
Bancorp, Inc. (parent company only) follows:



                           STATEMENTS OF CONDITION
                                                                December 31,
                                                      ______________________________
  ASSETS                                                  2003               2002
 Cash and interest-bearing deposits in banks          $  2,663,032      $  2,516,961
 Other assets                                              292,283           273,779
 Investment in and advances to subsidiaries             37,133,380        31,993,152
                                                      ____________      ____________

                                                      $ 40,088,695      $ 34,783,892
                                                      ============      ============
  LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
   Dividends payable                                  $    511,821      $    290,114
   Junior subordinated debentures                        7,000,000         7,000,000
   Note payable to Bank                                     82,724           108,975
   Other                                                   266,243           266,244
                                                      ____________      ____________

       Total liabilities                                 7,860,788         7,665,333
                                                      ____________      ____________

 Total stockholders' equity                             32,227,907        27,118,559
                                                      ____________      ____________

                                                      $ 40,088,695      $ 34,783,892
                                                      ============      ============







          STATEMENTS OF INCOME

                                                   Years Ended December 31,
                                          _______________________________________
                                             2003           2002           2001
Revenue:
  Dividends from Bank                     $ 1,500,000   $ 1,200,000   $   200,000
  Equity in undistributed income of
    subsidiaries                            5,382,355     3,685,521     3,165,996
  Rental and other income                     187,178       223,221       190,314
                                          ___________   ___________   ___________

                                            7,069,533     5,108,742     3,556,310
                                          ___________   ___________   ___________
Expenses:
  Interest on short and long-term debt        714,000       714,000       652,656
  Professional fees                           123,260        86,239        73,925
  Other expenses                              180,824       114,083       103,837
                                          ___________   ___________   ___________

                                            1,018,084       914,322       830,418
                                          ___________   ___________   ___________

Income before income taxes                  6,051,449     4,194,420     2,725,892

Income tax benefit                            281,864       234,663       217,267
                                          ___________   ___________   ___________

Net income                                $ 6,333,313   $ 4,429,083   $ 2,943,159
                                          ===========   ===========   ===========







                              STATEMENTS OF CASH FLOWS

                                                           Years Ended December 31,
                                              _______________________________________________
                                                   2003             2002             2001
Cash flows from operating activities:
  Dividends from bank                         $    1,500,000    $   1,200,000   $     200,000
  Other-net                                         (514,424)        (488,268)        (85,001)
                                              ______________    _____________   _____________

           Net cash provided by operating
             activities                              985,576          711,732         114,999
                                              ______________    _____________   _____________

Cash flows from investing activities:
  Investment in and advances to subsidiaries                         (100,000)     (1,500,000)
                                              ______________    _____________   _____________

           Net cash used in investing
             activities                                              (100,000)     (1,500,000)
                                              ______________    _____________   _____________

Cash flows from financing activities:
Issuance of common stock                              48,480
Capital stock transactions                                                             33,764
Purchase of treasury stock                          (106,922)
Redemption of Preferred Stock                                                         (50,274)
Payment of dividends                                (770,941)        (580,228)       (614,073)
Repayment of notes payable                                                         (2,500,000)
Cash for fractional shares                           (10,122)
Proceeds from junior subordinated
debentures-net                                                                      6,774,297
                                              ______________    _____________   _____________

           Net cash (used in) provided by
             financing activities                   (839,505)        (580,228)      3,643,714
                                              ______________    _____________   _____________

Net increase in cash                                 146,071           31,504       2,258,713

Cash-beginning of year                             2,516,961        2,485,457         226,744
                                              ______________    _____________   _____________

Cash-end of year                              $    2,663,032    $   2,516,961   $   2,485,457
                                              ==============    =============   =============





Selected Quarterly Financial Data
(unaudited)

                                                     2003
                                      __________________________________________
(Dollars in thousands, except per
  share data)                            IV         III          II           I
                                      __________________________________________

Interest income                       $6,196      $6,269      $5,912      $5,853
Interest expense                       1,089       1,156       1,169       1,266
                                      __________________________________________

Net interest income                    5,107       5,113       4,743       4,587
Provision for possible credit losses       -         250         100         200

Net interest income after provision
  for possible credit losses           5,107       4,863       4,643       4,387
Noninterest income,
  excluding securities gains           1,866       1,980       1,936       1,718
Net securities gains/(losses)              -          10          93          (5)
Noninterest expense                    4,717       4,504       4,438       4,312
                                      __________________________________________
Income before income tax expense       2,256       2,349       2,234       1,788
Income tax expense                       591         614         610         479
                                      __________________________________________

Net income                            $1,665      $1,735      $1,624      $1,309
                                      ==========================================

Earnings per common share
  Basic                                $0.52       $0.55       $0.51       $0.41
  Diluted                              $0.50       $0.52       $0.49       $0.40
Market price of common stock
  High                                $32.13      $31.90      $20.87      $16.04
  Low                                 $29.80      $20.91      $15.64      $14.55
  Close                               $31.50      $31.70      $20.77      $15.55
Average shares outstanding
  Basic                            3,175,226   3,173,579   3,173,956   3,178,879
  Diluted                          3,330,674   3,325,503   3,293,811   3,268,942

                                                    2002
                                     ___________________________________________
(Dollars in thousands, except
  per share data)                        IV         III          II           I
                                     ___________________________________________

Interest income                       $5,989      $6,255      $6,072      $5,810
Interest expense                       1,541       1,666       1,697       1,805
                                     ___________________________________________

Net interest income                    4,448       4,589       4,375       4,005
Provision for possible credit
 losses                                  275         429         336         358
                                     ___________________________________________

Net interest income after provision
  for possible credit losses           4,173       4,160       4,039       3,647
Noninterest income,
  excluding securities gains           1,777       1,826       1,659       1,502
Net securities gains                     155           1           -           -
Noninterest expense                    4,494       4,313       4,198       4,078
                                     ___________________________________________

Income before income tax expense       1,611       1,674       1,500       1,071
Income tax expense                       329         432         413         253
                                     ___________________________________________

Net income                            $1,282      $1,242      $1,087        $818
                                     ===========================================

Earnings per common share
  Basic                                $0.40       $0.39       $0.35       $0.25
  Diluted                              $0.39       $0.38       $0.34       $0.25
Market price of common stock
  High                                $21.18      $12.32      $12.05      $10.82
  Low                                 $11.73      $10.91      $11.14       $9.95
  Close                               $15.73      $11.73      $11.91      $10.82
Average shares outstanding
  Basic                            3,177,726   3,171,456   3,173,256   3,172,879
  Diluted                          3,265,707   3,241,758   3,243,368   3,229,292



ITEM 8 - Changes in and Disagreements
with Accountants on Accounting and
Financial Disclosure.

     Not applicable.

Item 8A - Controls and Procedures

MidSouth's Chief Executive Officer and
Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules
13a-14(c) and 15d-14(c) under the Securities
Exchange Act of 1934, as amended (the
"Exchange Act"), as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date").  Based on such
evaluation, such officers have concluded that, as of the Evaluation Date, MidSouth's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to MidSouth
(including its consolidated subsidiaries) required to be included in MidSouth's periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in MidSouth's internal controls or in other factors that could significantly affect such controls.


                 PART III

ITEM 9 - Directors, Executive Officers,
Promotors and Control Persons;
Compliance with Section 16(a) of the
Exchange Act

The information contained in Registrant's definitive proxy statement for its 2004 annual meeting of shareholders, is incorporated herein by reference in response to this Item. Information concerning executive officers is provided following
Item 4A.

ITEM 10 - Executive Compensation

The information contained in Registrant's definitive proxy statement for its 2004 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 11 - Security Ownership of Certain
Beneficial Owners and Management and
Related Stockholder Matters

The information contained in Registrant's definitive proxy statement for its 2004 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 12 - Certain Relationships and
Related Transactions

The information contained in Registrant's definitive proxy statement for its 2004 annual meeting of shareholders is incorporated herein by reference in response to this Item.


ITEM 13 - Exhibits and Reports on Form 8-K.


Exhibits


Exhibit No.              Description


   3.1               Amended and Restated
                     Articles of
                     Incorporation of
                     MidSouth Bancorp, Inc.
                     are included as Exhibit
                     3.1 to MidSouth's
                     Annual Report on Form
                     10-K for the Year
                     Ended December 31,
                     1993, and are
                     incorporated herein by
                     reference.

   3.2               Articles of Amendment
                     to Amended and
                     Restated Articles of
                     Incorporation dated
                     July 19,1995 are
                     included as Exhibit 4.2
                     to MidSouth's
                     Registration Statement
                     on Form S-8 filed
                     September 20, 1995
                     and are incorporated
                     herein by reference.

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

  10.5               Employment Agreements with
                     C. R. Cloutier and Karen L.
                     Hail are included as
                     Exhibit 5 to
                     MidSouth's Form 1-A
                     and are incorporated
                     herein by reference.

  10.6               The MidSouth Bancorp,
                     Inc. 1997 Stock
                     Incentive Plan is
                     included as an  exhibit
                     to MidSouth's
                     definitive proxy
                     statement filed April 11,
                     1997 and is incorporated
                     herein by reference.

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

    21               Subsidiaries of the
                     Registrant

    23               Independent Auditors'
                     Consent

  31.1               Certificate pursuant to
                     Exchange Act Rules
                     13(a) - 14(a)

  31.2               Certificate pursuant to
                     Exchange Act Rules
                     13(a) - 14(a)

  32.1               Certification pursuant
                     to Section 906 of the
                     Sarbanes-Oxley Act of
                     2002

  32.2               Certification pursuant
                     to Section 906 of the
                     Sarbanes-Oxley Act of
                     2002



Reports on Form 8-K
     Current Report filed on Form 8-K
October 27, 2003, which included a press release regarding the Company's earnings and financial highlights for the quarter-ended September 30, 2003.
     Current Report filed on Form 8-K
January 26, 2004, which included a press release regarding the Company's earnings and financial highlights for the quarter-ended December 31, 2003.


ITEM 14 - Principal Accountant Fees
and Services.

The information contained in Registrant's definitive proxy statement for its 2004 annual meeting of shareholders is incorporated herein by reference in response to this Item.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     MIDSOUTH BANCORP, INC.


                     By:  /s/ C. R. Cloutier
                         ___________________
                           C. R. Cloutier

                      President and Chief
                      Executive Officer



Dated:  March 30, 2004


     Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signatures                 Title                     Date


 /s/ C. R. Cloutier   President, Chief Executive
   C. R. Cloutier        Officer and Director       March 30, 2004


/s/ Karen L. Hail     Chief Financial Officer,
  Karen L. Hail       Executive Vice President,
                         Secretary/Treasurer
                            And Director            March 30, 2004

/s/ Teri S. Stelly       Chief Accounting
  Teri S. Stelly             Officer                March 30, 2004


/s/ J. B. Hargroder, M.D.    Director               March 30, 2004
  J. B. Hargroder, M.D.


/s/ William M. Simmons       Director               March 30, 2004
  William M. Simmons


/s/ Will G. Charbonnet, Sr.  Director               March 30, 2004
 Will G. Charbonnet, Sr.


/s/ Clayton Paul Hilliard    Director               March 30, 2004
  Clayton Paul Hilliard


  /s/ James R. Davis         Director               March 30, 2004
  James R. Davis, Jr.


/s/ Milton B. Kidd, III      Director               March 30, 2004
Milton B. Kidd, III., O.D.