Form 10QSB
period 2004-03-31
MIDSOUTH BANCORP INC
filed 2004-05-17
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
                          COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10Q


__X___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended......     March 31, 2004


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


Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
       YES  _____                NO __X__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                Outstanding as of April 30, 2004


Common stock, $.10 par value                 3,207,080

                  INDEX TO FORM 10-Q REPORT

PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)          Page

              Consolidated Statements of Condition -
                  March 31, 2004 and
                  December 31, 2003                      3

              Consolidated Statements of Income -
                  Three Months Ended March 31, 2004
                  and 2003                               4

              Consolidated Statement of
                  Stockholders' Equity -
                  Three Months Ended March 31, 2004      5

              Statements of Cash Flows -
                  Three Months Ended
                  March 31, 2004 and 2003                6

              Notes to Consolidated Financial
                  Statements			         7


     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                             8

     Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                     16

     Item 4.  Controls and Procedures                   16


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                         17

     Item 2.  Changes in Securities, Use of
                 Proceeds, and Issuer Purchases
                 of Equity Securities                   17

     Item 3.  Defaults upon Senior Securities           17

     Item 4.  Submission of Matters to a Vote of
                 Security Holders                       17

     Item 5.  Other Information                         17

     Item 6.  Exhibits and Reports on Form 8-K          17

     Signatures                                         19


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)


                                                 March 31,          December 31,
ASSETS                                              2004               2003

Cash and due from banks                         $12,209,321         $13,833,857
Federal funds sold                               21,900,000
                                                ___________         ___________

     Total cash and cash equivalents             34,109,321          13,833,857

Interest bearing deposits in banks                    2,087               6,594
Securities available-for-sale, at fair
     value (cost of $116,665,139 at March 31,
     2004 and $116,863,702 at December 31,
     2003)                                      118,561,783         118,226,723
Securities held-to-maturity (estimated
     market value of $25,477,449
     at March 31, 2004 and $25,455,609
     at December 31, 2003)                       23,368,473          23,366,709
Loans, net of allowance for loan losses
     of $2,906,598 at March 31, 2004 and
     $2,789,761 at December 31, 2003            261,286,653         259,083,015
Bank premises and equipment, net                 11,790,884          11,984,276
Other real estate owned, net                        246,773             218,199
Accrued interest receivable                       2,610,706           2,883,376
Goodwill                                            431,987             431,987
Other assets                                      2,503,287           2,662,568
                                               ____________        ____________

     Total assets                              $454,911,954        $432,697,305
                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                          $95,748,454         $96,948,642
  Interest bearing                              311,777,990         277,439,840
                                               ____________        ____________

     Total deposits                             407,526,444         374,388,482

Securities sold under repurchase
    agreements and federal funds purchased        4,620,553          10,067,503
Accrued interest payable                            394,449             558,416
FHLB Advances                                                         7,500,000
Junior subordinated debenture                     7,000,000           7,000,000
Other liabilities                                 1,213,193             954,997
                                               ____________        ____________

     Total liabilities                          420,754,639         400,469,398
                                               ____________        ____________

Commitments and contingencies                             -                   -

Stockholders' Equity:
   Common stock, $.10 par value- 10,000,000
           shares authorized, 3,212,801 and
           3,198,879 issued and outstanding
           on March 31, 2004 and
           December 31, 2003, respectively          321,280             319,888
   Surplus                                       18,816,966          18,733,991
   Unearned ESOP shares                             (78,434)            (82,724)
   Unrealized gains on securities available-
     for-sale, net of deferred taxes
     of $655,739 on March 31, 2004 and $471,647
     on December 31, 2003                         1,240,905             891,374
   Treasury stock - 5,721 and 6,318 shares,
     at cost                                        (85,728)           (106,922)
   Retained earnings                             13,942,326          12,472,300
                                               ____________        ____________

     Total stockholders' equity                  34,157,315          32,227,907
                                               ____________        ____________

Total liabilities and stockholders' equity     $454,911,954        $432,697,305
                                               ============        ============




  See notes to unaudited consolidated financial statements.



MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                        Three Months Ended
                                             March 31,
                                       2004            2003
                                     ________________________
INTEREST INCOME:
Loans, including fees                $4,943,932    $4,733,805
Securities
     Taxable                            627,543       640,595
     Nontaxable                         538,508       467,911
Federal funds sold                       20,258        10,601
                                     __________    __________

TOTAL                                 6,130,241     5,852,912
                                     __________    __________
INTEREST EXPENSE:
Deposits                                895,199     1,072,949
Securities sold under repurchase
  agreements, federal funds
  purchased and FHLB advances            17,900        13,370
Long term debt                          183,703       179,390
                                     __________    __________

TOTAL                                 1,096,802     1,265,709
                                     __________    __________

NET INTEREST INCOME                   5,033,439     4,587,203

PROVISION FOR LOAN LOSSES               230,000       200,000
                                     __________    __________
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES           4,803,439     4,387,203
                                     __________    __________

OTHER OPERATING INCOME:
Service charges on deposits           1,402,986     1,207,553
Gains (Losses) on securities,
  net                                                  (5,303)
Credit life insurance                    20,173        51,462
Other charges and fees                  438,213       459,387
                                     __________    __________

TOTAL OTHER INCOME                    1,861,372     1,713,099
                                     __________    __________
OTHER EXPENSES
Salaries and employee benefits        2,151,300     2,077,728
Occupancy expense                       980,593       906,345
Other                                 1,265,687     1,327,801
                                     __________    __________

TOTAL OTHER EXPENSES                  4,397,580     4,311,874
                                     __________    __________

INCOME BEFORE INCOME TAXES            2,267,231     1,788,428
PROVISION FOR INCOME TAXES              606,283       478,876
                                     __________    __________

NET INCOME                           $1,660,948    $1,309,552
                                     ==========    ==========


BASIC EARNINGS PER COMMON SHARE           $0.52         $0.41
                                     ==========    ==========

DILUTED EARNINGS PER COMMON SHARE         $0.50         $0.40
                                     ==========    ==========



  See notes to unaudited consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 2004 (UNAUDITED)

                    ____________________________________________________________________________________________
                                                                   UNREALIZED
                                                                     GAINS
                                                                  (LOSSES) ON
                         COMMON STOCK                     ESOP     SECURITIES  TREASURY   RETAINED
                      SHARES     AMOUNT    SURPLUS     OBLIGATION   AFS, NET    STOCK     EARNINGS      TOTAL
                    ____________________  ___________  __________  __________  ________   __________ ___________
BALANCE,
   JANUARY 1, 2004
                    3,198,879   $319,888  $18,733,991    ($82,724)  $891,374  ($106,922) $12,472,300 $32,227,907

Dividends on
  common stock,
  $.06 per share                                                                            (190,922)   (190,922)
Issuance of common
  stock                13,922      1,392       82,975                                                     84,367
Transfer of
  treasury stock
  to ESOP                                                                        21,194                   21,194
Net income                                                                                 1,660,948   1,660,948
ESOP obligation,
  repayments                                               4,290                                           4,290
Net change in
  unrealized gain/loss
  on securities
  available-for-sale,
  net of income taxes                                                349,531                             349,531
                    _________  ________   ___________   ________  __________  ________   ___________ ___________
BALANCE,
   MARCH 31, 2004   3,212,801  $321,280   $18,816,966   ($78,434) $1,240,905  ($85,728)  $13,942,326 $34,157,315
                    =========  ========   ===========   ========  ==========  ========   =========== ===========



See notes to unaudited consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                               March 31, 2004              March 31, 2003
                                                               ______________              ______________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $1,660,948                  $1,309,552
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                     386,126                     371,335
    Provision for loan losses                                         230,000                     200,000
    Provision for deferred taxes                                       69,828                     (80,566)
    Amortization of premiums on securities, net                       232,271                     230,838
    Net loss on sale of securities                                                                  5,303
    (Gain)/loss on sale of premises and equipment                                                 (12,834)
    Change in accrued interest receivable                             272,670                     171,851
    Change in accrued interest payable                               (163,967)                   (211,994)
    Other, net                                                        467,024                     788,555
                                                               ______________              ______________
NET CASH PROVIDED BY OPERATING ACTIVITIES                           3,154,900                   2,772,040
                                                               ______________              ______________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits in banks         4,507                    (163,642)
  Proceeds from sales of securities available-for-sale                                          1,296,875
  Proceeds from maturities and calls of securities available-
    for-sale                                                        6,734,014                   8,187,235
  Purchases of securities available-for-sale                       (6,769,484)                 (9,025,679)
  Loan originations, net of repayments                             (2,457,922)                 (9,740,203)
  Purchases of premises and equipment                                (176,314)                   (233,520)
  Proceeds from sales of premises and equipment                                                    37,610
                                                               ______________              ______________
NET CASH USED IN INVESTING ACTIVITIES                              (2,665,199)                 (9,641,324)
                                                               ______________              ______________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                         33,137,962                   5,792,865
  Net (decrease) increase in securities sold under repurchase
    agreements, federal funds purchased and FHLB advances         (12,946,950)                  1,401,035
  Repayments of notes payable                                                                     (82,030)
  Issuance of common stock                                             84,367
  Transfers to ESOP (purchases) of treasury stock, net                 21,194                     (46,362)
  Payment of dividends                                               (510,810)                   (290,114)
                                                               ______________              ______________
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                19,785,763                   6,775,394
                                                               ______________              ______________

NET INCREASE (DECREASE)  IN CASH & CASH EQUIVALENTS                20,275,464                     (93,890)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                     13,833,857                  27,466,035
                                                               ______________              ______________
CASH & CASH EQUIVALENTS AT END OF PERIOD                          $34,109,321                 $27,372,145
                                                               ==============              ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                    $1,260,769                  $1,477,703
                                                               ==============              ==============

  Income taxes paid                                                  $287,470                    $290,725
                                                               ==============              ==============


    See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED  FINANCIAL STATEMENTS

1.  STATEMENT BY MANAGEMENT CONCERNING THE REVIEW OF UNAUDITED
    FINANCIAL INFORMATION

    The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of March 31, 2004 and the results of their operations and their cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's
    2003 annual report and Form 10KSB.

    The results of operations for the three month period ended
    March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

                                     Three Months Ended
                                           March 31,
                                     2004           2003
                                 __________     __________
Net earnings available to
common stockholders
(in thousands):
As reported                          $1,661         $1,310
Deduct total stock based
compensation determined
under fair value method                 (13)           (14)
                                 __________     __________
Pro forma                            $1,648         $1,296
                                 ==========     ==========
Basic earnings per share:
  As reported                         $0.52          $0.41
  Pro forma                           $0.52          $0.41

Diluted earnings per share:
  As reported                         $0.50          $0.40
  Pro forma                           $0.49          $0.40




2.  ALLOWANCE FOR LOAN AND LOSSES

    An analysis of the activity in the allowance for loan losses is as follows:
                                             Three Months Ended
                                                  March 31,
                                             2004          2003
                                            ______        ______
       (in thousands)
       Balance at beginning of period       $2,790        $2,891
         Provision for loan losses             230           200
         Recoveries                             59            41
         Loans charged off                    (172)         (178)
                                            ______        ______

       Balance at end of period             $2,907        $2,954
                                            ======        ======



3.  COMPREHENSIVE INCOME

    Comprehensive income includes net income and other
    comprehensive income (losses) which, in the case of
    MidSouth, only includes unrealized gains and losses
    on securities available-for-sale.  Following is a
    summary of MidSouth's comprehensive income for the
    three months ended March 31, 2004 and 2003.
                                            Three Months Ended
                                                  March 31,
     (in thousands)                          2004          2003
                                            ______        ______
      Net income                            $1,661        $1,310
      Other comprehensive income
         Unrealized gains (losses) on
           securities available-for-
           sale, net:
          Unrealized holding gains (losses)
           arising during the period           469           (75)
          Less reclassification
           adjustment for losses included
           in net income                                       3
                                            ______        ______
        Total other comprehensive
          gain (loss)                          469           (78)
                                            ______        ______

    Total comprehensive income              $2,130        $1,232
                                            ======        ======


<PAGE

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This review should be read in conjunction with MidSouth
Bancorp Inc.'s ("MidSouth") consolidated financial statements and accompanying notes contained herein, as well as with MidSouth's 2003 annual consolidated financial statements, the notes thereto and the related Management's
Discussion and Analysis contained in MidSouth's Annual
Report on Form 10KSB for the year ended December 31, 2003.

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

MidSouth Bancorp, Inc. ("MidSouth") reported first quarter 2004 net income of $1,660,948, a 27% increase over the $1,309,552 for the first quarter of 2003 and essentially even with fourth quarter 2003 net income of $1,665,053. Basic earnings per share were $.52 for the quarter ended March
31, 2004, a significant increase from the $.41 per share reported for the first quarter of 2003, and the same as the $.52 per share earned in the fourth quarter of 2003. Diluted earnings per share were $.50 for the first quarter of 2004 and the fourth quarter of 2003 compared to $.40 per share for the first quarter of 2003.

Net income increased $351,000 in first quarter comparison primarily due to increased interest income of $277,000 combined with a $169,000 decrease in interest expense.
The increase in interest income resulted primarily from an 18% increase in average earning assets. In addition, non-interest income increased $148,000 due to an increase in fees and service charges resulting from a higher volume of demand deposit accounts. Non-interest expense was held to an $86,000 or 2% increase for the first quarter of 2004 compared to the first quarter of 2003, as increases in salaries and employee benefits and occupancy expenses were partially offset by decreases in other non-interest expenses, primarily VISA Merchant Program expenses.

First quarter 2004 net income was essentially the same as net income reported for the fourth quarter of 2003. In comparing the two quarters, net interest income decreased $75,000 and non-interest income decreased $5,000. The decrease in net interest income resulted primarily from a decrease of $112,000 in loan fee income included in total interest income. Loan fee income was higher in the fourth quarter of 2003 due to a larger volume of loans funded in that quarter. A $320,000 decrease in non-interest expense from fourth quarter 2003 was partially offset by a $230,000 increase in provision for loan losses in the first quarter of 2004. Non-interest expenses for salaries and benefits were higher in the fourth quarter of 2003 primarily due to additional incentive costs of $76,000 as a result of outstanding earnings for the year and from $128,000 in additional costs associated with group health and benefit plans, including the Employee Stock Ownership Plan ("ESOP"). Other non-interest expense decreases in comparing fourth quarter 2003 to first quarter 2004 were recorded primarily in marketing and community investment expenses ($63,000) and occupancy expenses ($54,000).

Highlights for the Quarter Ended March 31, 2004
.. Return on average equity was 20.05% for the first quarter of 2004 compared to 18.76% for the first quarter of 2003.
The leverage capital ratio was 8.96% at March 31, 2004 compared to 8.78% at March 31, 2003.
.. Net interest income totaled $5,033,439 for the first quarter of 2004, up 10% from the $4,587,203 reported for the first quarter 2003. Net interest income increased primarily due to an increase in the average volume of earning assets combined with a decrease in interest expense.
.. Total loans grew $27.6 million or 12%, from $236.6 million at March 31, 2003 to $264.2 million at March 31, 2004, primarily in commercial and real estate loans.
.. Nonperforming assets, including loans 90 days or more past due, as a percentage of total assets decreased slightly from .37% at March 31, 2003 to .35% at March 31, 2004.
Net charge-offs to total loans decreased from .06% to .04% for the same periods, respectively.
.. Total consolidated assets increased $64.0 million or 16%, from $390.9 million at the end of the first quarter of 2003 to $454.9 million at the end of the first quarter of 2004.
.. Total deposits increased $58.2 million or 17%, from $349.3 million at March 31, 2003 to $407.5 million at March 31, 2004. The increase resulted primarily from approximately $30 million in deposits associated with a public fund contract added in July of 2003 and approximately $10 million in deposits resulting from a deposit incentive campaign introduced in March 2004.

Earnings Analysis

Net Interest Income

The primary source of earnings for MidSouth is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. The tables provided below analyze the changes in taxable-equivalent net interest income for the two quarters ended March 31, 2003 and 2004.

Average earning assets increased 18%, or $61.8 million from $346.4 million for the three months ended March 31, 2003 to $408.2 million for the three months ended March
31, 2004. The average yield on earning assets decreased 84 basis points, from 7.08% in the first quarter of 2003 to 6.24% in the first quarter of 2004. The mix of average earning assets changed slightly, as loans represented 64%
of average earning assets in the first quarter of 2004 compared to 67% in the first quarter of 2003. The change in mix resulted primarily from investing the majority of funds received from a public fund contract in the third quarter of 2003 into investments instead of loans. Approximately $30 million in contracted funds were deposited on July 1, 2003 and will be under contract for two years. Average loans increased $29.3 million, from $231.3 million in the first quarter of 2003 to $260.6 million in the first quarter of 2004. The average yield on loans decreased 69 basis points in quarterly comparison, from 8.30% to 7.61% at March 31, 2004. Loan yields declined primarily due to lower rates offered on new fundings combined with rate adjustments on other credits with scheduled repricing dates. The impact of the decline in yield was offset by the $29.3 million average volume increase in the loan portfolio, resulting in a $210,127 increase in interest income on loans.

       >


Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis <FN2>
(in thousands)
                                      Three Months Ended             Three Months Ended
                                        March 31, 2004                 March 31, 2003
                                 ____________________________________________________________
                                  Average            Average     Average            Average
                                  Volume  Interest  Yield/Rate   Volume  Interest  Yield/Rate
                                 ____________________________________________________________
ASSETS
     Investment Securiti    <FN1>
        Taxable                   $79,845     $627    3.15%      $66,134     $640     3.94%
        Tax Exempt          <FN2>  58,414      761    5.22%       45,246      667     5.98%
                                 _________________              _________________
     Total Investments            138,259    1,388    4.03%      111,380    1,307     4.76%
     Federal Funds Sold and
       Securities Purchased
       Under Agreements to
       Resell                       9,365       20    0.87%        3,797       11     1.13%
     Loans                  <FN3>
        Commercial and Real
          Estate                  218,258    3,933    7.23%      186,660    3,663     7.87%
        Installment                42,306    1,011    9.59%       44,603    1,071     9.63%
                                 _________________              _________________
     Total Loans                  260,564    4,944    7.61%      231,263    4,734     8.30%

        Total Earning Assets      408,188    6,352    6.24%      346,440    6,052     7.08%

     Allowance for Loan Losses     (2,768)                        (2,850)
     Nonearning Assets             31,214                         34,984
                                 ________                       ________
        Total Assets             $436,634                       $378,574
                                 ========                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
        NOW, Money Market,
          and Savings            $191,801     $381    0.80%     $141,713     $335     0.96%
        Certificates of Deposits  102,296      514    2.02%      108,601      738     2.76%
                                 _________________              _________________
     Total Interest Bearing
       Deposits                   294,097      895    1.22%      250,314    1,073     1.74%
     Federal Funds Purchased,
       Securities Sold
       Under Agreements to
       Repurchase and
       Federal Home Loan Bank
       Advances                    10,530       29    1.09%        4,127       12     1.22%
     Notes Payable                                                   530        1     0.77%
     Junior Subordinated
       Debenture                    7,000      173   10.20%        7,000      180    10.20%
                                 _________________              _________________
        Total Interest Bearing
          Liabilities             311,627    1,097    1.41%      261,971    1,266     1.96%

     Demand Deposits               90,572                         87,139
     Other Liabilities              1,117                          1,157
     Stockholders' Equity          33,318                         28,307

     Total Liabilites and
       Stockholders' Equity      $436,634                       $378,574
                                 ========                       ========

NET TAXABLE-EQUIVALENT
      INTEREST INCOME AND SPREAD            $5,255    4.83%                $4,786     5.12%
                                            ======                         ======

NET TAXABLE-EQUIVALENT YIELD ON EARNING ASSETS        5.16%                           5.60%



<FN1>Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.
<FN2>Interest income of $222,000 for 2004 and $169,000 for 2003 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
<FN3>Interest income includes loan fees of $452,000 for 2004 and $416,000 for 2003. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.


Changes in Taxable-Equivalent Net Interest Income
(in thousands)


                                 March 31, 2004 compared to March 31, 2003
                                 _______________________________________
                                     Total              Change
                                   Increase        Attributable to
                                  (Decrease)        Volume   Rates
                                 _________________________________


Taxable-equivalent interest earned on:
     Investment Securities
        Taxable                      $(13)            $120 $(133)
        Tax Exempt                     94              156   (62)
     Federal Funds Sold and
       Securities
        Purchased Under Agreement
          to Resell                     9               11    (2)
     Loans, including fees            210              490  (280)
                                  _______          _____________
     TOTAL                            300              777  (477)
                                  _______          _____________
Interest Paid On:
     Interest Bearing Deposits       (178)             278  (456)
     Federal Funds Purchased and
       Securities Sold Under
       Agreement to Repurchase
       and FHBL Advances               17               18    (1)
     Notes Payable                     (1)              (1)
     Junior Subordinated Debenture     (7)                    (7)
                                  _______          _____________
     TOTAL                           (169)             295  (464)
                                  _______          _____________
  Taxable-equivalent net interest    $469             $482  ($13)
                                  =======          =============



 NOTE: Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Average investments increased $26.9 million, from $111.4 million at March 31, 2003 to $138.3 million at March 31,
2004 primarily due to funds deposited under the public fund contract mentioned above. The average taxable-equivalent yield on investments decreased 73 basis points, from 4.76% in the first quarter of 2003 to 4.03% in the first quarter of 2004, primarily due to the low rate environment.
 Additionally, federal funds sold volume increased $5.6 million and yields declined 26 basis points, from 1.13% to ..87%. The volume increases in investments and federal funds sold offset the impact of declining yields and added $90,665 to taxable-equivalent interest income in quarterly comparison.

A 52 basis point decrease in the average rate paid on interest-bearing deposits, mostly offset by an average volume increase of $43.8 million, resulted in a $177,750 decrease in interest expense for the quarter ended March
31, 2004 compared to the quarter ended March 31, 2003.
The average rate paid on interest-bearing deposits decreased from 1.74% at March 31, 2003 to 1.22% at March 31, 2004. The percentage of average noninterest-bearing deposits to average total deposits decreased slightly from 26% to 24% in quarterly comparison due primarily to the high volume of interest-bearing deposits added under a public fund contract in the third quarter of 2003.

The impact of these changes in the yields and volume of earning assets and interest-bearing liabilities contributed $469,699 to the quarterly increase in taxable-equivalent net interest income. The net taxable-equivalent yield on average earning assets decreased 44 basis points, from 5.60% for the quarter ended March 31, 2003 to 5.16% for the quarter ended March 31, 2004.

Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $195,433 or 16% for the three months ended March 31, 2004 as compared to the same period in 2003. The increase resulted primarily from an increase in insufficient funds ("NSF") fees due to an increase in the number of checking accounts from 29,862 at March 31, 2003 to 32,568 at March 31, 2004. The service charge structure and the NSF per item processing fee did not change over the past twelve months and are on the lower end of fees charged by competitors in MidSouth's markets.

Other non-interest income categories recorded decreases in quarterly comparison. Income from the sale of credit life insurance decreased $31,000 in quarterly comparison.
Income from MidSouth's VISA merchant program decreased $64,000 in quarterly comparison, but was partially offset by a $32,000 increase in debit card interchange income and a $12,000 increase in income from a third party investment advisory service. In 2003, MidSouth made the decision to outsource its VISA merchant program. Although income from the program decreased $64,000 in the first quarter of 2003, expenses associated with the program also decreased $58,000, resulting a net decrease in income from the program of only
$6,000 for the quarter.

Non-interest Expense

Non-interest expense increased  $85,706 or 2% for the three
months ended March 31, 2004 compared to the three
months ended March 31, 2003.   Increases of $74,000 in
salaries and employee benefits and $74,000 in occupancy expenses were partially offset by the $58,000 decrease in VISA merchant program expenses.

Salaries increased $123,000 in quarterly comparison, however the increase was partially offset by a significant decrease in expenses associated with group health insurance of $83,000. The cost of other benefits, including workers compensation premiums and taxes, increased
$34,000. The number of full-time equivalent ("FTE") employees increased by 4 from 217 in March 2003 to 221 in March 2004.

Occupancy expenses increased $74,000 primarily due to increased depreciation, maintenance and lease expenses on buildings, equipment and land ($28,000) and increases in depreciation of data processing hardware and the cost of communication lines ($17,000), ad valorem taxes ($15,000) and bank auto expenses ($13,000).

Analysis of Statement of Condition

MidSouth ended the first quarter of 2004 with consolidated assets of $454.9 million, an increase of $22.2 million from the $432.7 million reported at December 31, 2003.
Deposits increased $33.1 million, from $374.4 million at December 31, 2003 to $407.5 million at March 31, 2004.
The increase in deposits resulted primarily from a deposit incentive campaign introduced in March 2004 and from additional public funds deposits.

Total loans increased $2.3 million, from $261.9 million at December 31, 2003 to $264.2 million at March 31, 2004.
Loan demand dropped off in the first quarter of 2004, following a strong fourth quarter of 2003 with loan growth of $15 million. The soft loan demand combined with a lack of attractive investment alternatives resulted in a high volume of federal funds sold as of March 31, 2004.
Securities available-for-sale and held-to-maturity showed little change in the first quarter of 2004 as purchases of $6.8 million in securities available-for-sale were offset by maturities and calls totaling $6.7 million. Unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $1,240,905 at March 31, 2004, compared to a net unrealized gain of $891,374 at December 31, 2003. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Liquidity

Liquidity is the availability of funds to meet contractual obligations as they become due and to fund operations. The Banks's primary liquidity needs involve its ability to accommodate customers' demands for deposit withdrawals as well as their requests for credit. Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Bank.

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowiing lines with correspondent banks. MidSouth's core deposits are its most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity. Cash deposits at other banks, federal funds sold and principal payments received on loans and mortgage-backed securities provide additional primary sources of asset liquidity for the Bank. Cash flows from other investment securities provide an additional source of liquidity. MidSouth also has significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks.

At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and pay dividends on common stock. The parent company issued $7,000,000 in junior subordinated debentures in February 2001. Interest-bearing balances remaining from the proceeds from the issuance of the debentures and dividends from the Bank provide liquidity for the parent company. As a publicly traded company, MidSouth also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth of the company.

Capital

MidSouth's leverage ratio was 8.96% at March 31, 2004 compared to 8.85% at December 31, 2003. Tier 1 capital to risk-weighted assets was 12.96% and total capital to risk-weighted assets was 13.93% at the end of the first quarter of 2004. At year-end 2003, Tier 1 capital to risk-weighted assets was 12.82% and total capital to risk-weighted assets was 13.78%. MidSouth's capital ratios are well above regulatory requirements and management is not aware of any recommendations by any regulatory authority, which, if implemented, would have a material impact on capital. In
November of 2002, MidSouth announced a repurchase program in which the Board of Directors approved the repurchase of up to 5% of the outstanding shares of MidSouth's common stock. No shares were repurchased during the first quarter of 2004.

Asset Quality

Credit Risk Management

MidSouth manages its credit risk by observing written, board approved policies which govern all underwriting activities. The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan. These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.
Bank concentrations are monitored and reported to the Board of Directors quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment. At March 31, 2004, MidSouth had no industry segment concentrations that aggregates more than 10% of the loan portfolio.

Nonperforming Assets

The following table summarizes MidSouth's nonperforming assets for the two quarters ending March 31, 2004 and 2003 and for the year ended December 31, 2003.



                                                            Period
Asset Quality Data              Period Ended      %         Ended
                                  Mar. 31,       Chg       Dec. 31,
                                2004     2003                 2003
                               ____________________________________
Nonaccrual loans                $860     $711    21.0%        $829
Loans past due 90
  days and over                  487      534    -8.8%         503
Total nonperforming loans      1,347    1,245     8.2%       1,332
Other real estate owned          247      212    16.5%         218
                              _______________            _________
Total nonperforming assets    $1,594   $1,457     9.4%      $1,550
                              ===============            =========

Nonperforming assets to
  total assets                 0.35%    0.37%    -6.0%       0.36%

Nonperforming assets to
  total loans + OREO + other
  foreclosed assets            0.60%    0.62%    -2.1%       0.59%
ALL to nonperforming assets  182.37%  202.75%   -10.0%     180.00%
ALL to nonperforming loans   215.81%  237.27%    -9.0%     209.46%
ALL to total loans             1.10%    1.25%   -11.9%       1.07%

Year-to-date charge-offs        $172     $178    -3.4%        $904
Year-to-date recoveries           59       41    43.9%         253
Year-to-date net charge-offs     113      137   -17.5%         651
                             ________________            _________
Net charge-offs to average
  total loans                  0.18%*   0.23%* -21.74%       0.27%
                             ================            =========
* annualized


Nonperforming assets, including loans past due 90 days and over, totaled $1,594,000 as of March 31, 2004, an increase of $137,000 from the $1,457,00 reported for March 31, 2003 and an increase of $44,000 from the $1,550,000 reported for December 31, 2003. Specific reserves have been established in the ALL to cover probable losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time.
Management believes the $2,906,598 in the allowance as of March 31, 2004 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in the table above do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

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

Part I. Item 3.  Qualitative and Quantitative Disclosures
                 About Market Risk

In the normal course of conducting business, MidSouth is exposed to market risk, principally interest rate risk, through operation of its subsidiaries. Interest rate risk arises from market fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Management Committee ("ALCO") is responsible for managing MidSouth's interest rate risk position in compliance with policy approved by the Board of Directors.

Part I. Item 4.  Controls and Procedures

MidSouth's Chief Executive Officer and Chief Financial
Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules
13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation
Date, MidSouth's disclosure controls and procedures are effective.

Since the Evaluation Date, there have not been any significant changes in MidSouth's internal controls or in other factors that could significantly affect such controls.

Part II. Other Information

Item 1.  Legal Proceedings

         None of a material nature.

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.


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

 10.3                Amended and Restated Deferred
                     Compensation Plan and Trust
                     effective October 9, 2002 is included
                     as Exhibit 10.3.1 to MidSouth's Annual
                     Report on Form 10-KSB for the year
                     ended December 31, 2002 and is
                     incorporated herein by reference.

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

 11                  Computation of earnings per share

 31.1                Certification pursuant to Exchange
                     Act Rules 13(a) - 14(a)

 31.2                Certification pursuant to Exchange
                     Act Rules 13(a) - 14(a)

 32.1                Certification pursuant to Section 906
                     of the Sarbanes-Oxley Act of 2002

 32.2                Certification pursuant to Section 906
                     of the Sarbanes-Oxley Act of 2002


    (b) Reports Filed on Form 8-K


        A press release regarding MidSouth's earnings for the quarter ended December 31, 2003 was attached as Exhibit 99.1 to the Form 8-K filed on January 26,
        2004.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     MidSouth Bancorp, Inc.
                                     (Registrant)



Date:  May 14, 2004
       ____________


                                     _______________________
                                     C. R. Cloutier,
                                     President / CEO



                                     _______________________
                                     Karen L. Hail,
                                     Senior Executive
                                     Vice President / CFO


                                     _______________________
                                     Teri S. Stelly,
                                     Senior Vice President &
                                     Controller