Form 10-Q
period 2004-06-30
MIDSOUTH BANCORP INC
filed 2004-08-16
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10Q


__X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended...............  June 30, 2004


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

State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date.             Outstanding as of July 31, 2004

    Common stock, $.10 par value              3,218,933

                   INDEX TO FORM 10-Q REPORT


PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)                 Page

           Consolidated Statements of Condition -
              June 30, 2004 and	December 31, 2003            3

           Consolidated Statements of Income -
              Three and Six Months
              Ended June 30, 2004 and 2003                   4

           Consolidated Statement of Stockholders'
              Equity - Six Months Ended June 30, 2004        5

           Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2004 and 2003        6

           Notes to Consolidated Financial Statements        7

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  9

  Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                             19

  Item 4.  Controls and Procedures                          20


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                20

  Item 2.  Changes in Securities, Use of Proceeds,
             and Issuer Purchases of Equity Securities      20

  Item 3.  Defaults upon Senior Securities                  20

  Item 4.  Submission of Matters to a Vote of Security
             Holders                                        20

  Item 5.  Other Information                                20

  Item 6.  Exhibits and Reports on Form 8-K                 21

  Signatures                                                22




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
____________________________________________________________________________________


                                                    June 30,          December 31,
ASSETS                                                2004                2003

Cash and due from banks                           $13,295,273         $13,833,857
Federal funds sold                                 12,400,000
                                                 ____________        ____________

     Total cash and cash equivalents               25,695,273          13,833,857

Interest bearing deposits in banks                      2,248               6,594
Securities available-for-sale, at fair value
  (cost of $133,445,252 at June 30, 2004 and
  $116,863,702 at December 31, 2003)              132,949,916         118,226,723
Securities held-to-maturity (estimated fair
  value of $24,455,855 at June 30, 2004 and
  $25,455,609 at December 31,2003)                 23,132,909          23,366,709
Loans, net of allowance for loan losses of
  $2,974,175 at June 30, 2004 and $2,789,761
  at December 31, 2003                            276,460,123         259,083,015
Bank premises and equipment, net                   12,038,741          11,984,276
Other real estate owned, net                           76,973             218,199
Accrued interest receivable                         3,165,221           2,883,376
Goodwill                                              431,987             431,987
Other assets                                        3,435,078           2,662,568
                                                 ____________        ____________

     Total assets                                $477,388,469        $432,697,305
                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                           $100,689,280         $96,948,642
  Interest bearing                                330,491,103         277,439,840
                                                 ____________        ____________

     Total deposits                               431,180,383         374,388,482

Securities sold under repurchase
    agreements and federal funds purchased          4,158,670          10,067,503
Accrued interest payable                              604,358             558,416
FHLB Advances                                                           7,500,000
Junior subordinated debenture                       7,000,000           7,000,000
Other liabilities                                     600,371             954,997
                                                 ____________        ____________

     Total liabilities                            443,543,782         400,469,398
                                                 ____________        ____________

Commitments and contingencies                               -                   -

Stockholders' Equity:
   Common stock, $.10 par value- 10,000,000
      shares authorized, 3,215,933 and
      3,198,879 issued and 3,197,624 and
      3,192,561 outstanding at June 30, 2004
      and December 31, 2003, respectively             321,593             319,888
   Surplus                                         18,885,282          18,733,991
   Unearned ESOP shares                               (74,107)            (82,724)
   Unrealized (losses) gains on securities
      available-for-sale, net of deferred taxes
      of ($154,814) at June 30, 2004 and
      $471,647 at December 31, 2003                  (340,522)            891,374
   Treasury stock - 18,309 and 6,318 shares,
      at cost                                        (442,648)           (106,922)
   Retained earnings                               15,495,089          12,472,300
                                                _____________        ____________

     Total stockholders' equity                    33,844,687          32,227,907
                                                _____________        ____________

Total liabilities and stockholders' equity       $477,388,469        $432,697,305
                                                =============        ============

   See notes to unaudited consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
______________________________________________________________________________________________

                                        Three Months Ended               Six Months Ended
                                             June 30,                        June 30,
                                       2004            2003            2004            2003
                                     ________________________       __________________________

INTEREST INCOME:
Loans, including fees                $5,067,144    $4,905,225       $10,011,076     $9,639,030
Securities
     Taxable                            678,330       499,589         1,305,874      1,140,184
     Nontaxable                         572,860       487,213         1,111,367        955,124
Federal funds sold                       31,326        20,419            51,584         31,020
                                     __________    __________       ___________     __________

TOTAL                                 6,349,660     5,912,446        12,479,901     11,765,358
                                     __________    __________       ___________     __________
INTEREST EXPENSE:
Deposits                              1,077,513       962,199         1,972,712      2,035,148
Securities sold under repurchase
  agreements, federal funds
  purchased and advaces                  14,131        17,230            42,767         30,600
Long term debt                          184,033       189,435           357,000        368,825
                                     __________    __________       ___________     __________

TOTAL                                 1,275,677     1,168,864         2,372,479      2,434,573
                                     __________    __________       ___________     __________

NET INTEREST INCOME                   5,073,983     4,743,582        10,107,422      9,330,785

PROVISION FOR LOAN LOSSES               190,000       100,000           420,000        300,000
                                     __________    __________       ___________     __________
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES           4,883,983     4,643,582         9,687,422      9,030,785
                                     __________    __________       ___________     __________
OTHER OPERATING INCOME:
Service charges on deposits           1,523,232     1,335,728         2,926,218      2,543,281
Gains on securities, net                  2,350        92,935             2,350         87,632
Credit life insurance                    24,248        49,525            44,421        100,987
Other charges and fees                  503,931       550,962           942,144      1,010,349
                                     __________    __________       ___________     __________

TOTAL OTHER INCOME                    2,053,761     2,029,150         3,915,133      3,742,249
                                     __________    __________       ___________     __________

OTHER EXPENSES:
Salaries and employee benefits        2,258,612     2,120,394         4,409,912      4,198,122
Occupancy expense                       990,987       965,191         1,971,580      1,871,536
Other                                 1,319,603     1,352,869         2,585,290      2,680,670
                                     __________    __________       ___________     __________

TOTAL OTHER EXPENSES                  4,569,202     4,438,454         8,966,782      8,750,328
                                     __________    __________       ___________     __________

INCOME BEFORE INCOME TAXES            2,368,542     2,234,278         4,635,773      4,022,706
PROVISION FOR INCOME TAXES              623,175       610,137         1,229,458      1,089,013
                                     __________    __________       ___________     __________

NET INCOME                           $1,745,367    $1,624,141        $3,406,315     $2,933,693
                                     ==========    ==========       ===========     ==========


BASIC EARNINGS PER COMMON SHARE           $0.55         $0.51             $1.07          $0.92
                                     ==========    ==========       ===========     ==========

DILUTED EARNINGS PER COMMON SHARE         $0.52         $0.49             $1.02          $0.89
                                     ==========    ==========       ===========     ==========

   See notes to unaudited consolidated financial statements.




MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

                   _____________________________________________________________________________________
                                                            UNREALIZED
                                                           GAINS(LOSSES)
                                                               ON
                      COMMON STOCK                  ESOP    SECURITIES  TREASURY  RETAINED
                    SHARES    AMOUNT    SURPLUS  OBLIGATION AFS, NET     STOCK    EARNINGS     TOTAL
BALANCE,           __________________ ___________ _________ _________ __________ ___________ ___________

JANUARY 1, 2004    3,198,879 $319,888 $18,733,991 ($82,724) $891,374  ($106,922) $12,472,300  $32,227,907

Dividends on
  common stock,
  $.06 per share                                                                    (383,526)   (383,526)
Issuance of
  common stocK        17,054    1,705     102,894                                                 104,599
Tax benefit
  resulting
  from exercise
  of stock options                         28,397                                                  28,397
Purchase of
  treasury stock                                                       (356,920)                 (356,920)
Transfer of
  treasury stock
  to ESOP                                                                21,194                    21,194
Net income                                                                         3,406,315    3,406,315
Excess of market
  value over
  book value of
  ESOP shares
  released                                20,000                                                   20,000
ESOP obligation
  repayments                                        8,617                                           8,617
Net change in
  unrealized
  gain/loss on
  securities
  available-for
  -sale, net of
  income taxes                                            (1,231,896)                          (1,231,896)

                  _________ ________ ___________ ________  _________  _________   ___________ ___________
BALANCE,
   JUNE 30, 2004  3,215,933 $321,593 $18,885,282 ($74,107) ($340,522) ($442,648)  $15,495,089 $33,844,687
                  ========= ======== =========== ========  =========  =========   =========== ===========

See notes to unaudited consolidated financial statements.






MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
_______________________________________________________

                                                           June 30, 2004        June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:                     _______________      _______________
Net income                                                     $3,406,315           $2,933,693

Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                 754,153              751,667
    Provision for loan losses                                     420,000              300,000
    Deferred income taxes                                          57,899              (82,359)
    Amortization of premiums on securities, net                   510,966              543,817
    Gain on sale of securities, net                                (2,350)             (87,632)
    Gain on sale of premises and equipment                         (2,000)             (14,834)
    (Gain)/loss on sale of other assets repossessed/OREO            9,800               (6,152)
    Change in accrued interest receivable                        (281,845)            (207,904)
    Change in accrued interest payable                             45,942              (93,093)
    Other, net                                                   (270,191)             231,365
                                                            _____________         ____________
NET CASH PROVIDED BY OPERATING ACTIVITIES                       4,648,689            4,268,568
                                                            _____________         ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits in banks                4,346              (76,742)
  Proceeds from sales of securities available-for-sale                               5,427,085
  Proceeds from maturities and calls of securities
    available-for-sale                                         14,532,891           20,618,435
  Purchases of securities available-for-sale                  (31,391,606)         (35,208,449)
  Loan originations, net of repayments                        (17,817,065)         (15,034,283)
  Purchases of premises and equipment                            (775,778)            (543,881)
  Proceeds from sales of premises and equipment                     2,000               39,610
  Proceeds from sales of other real estate owned                  160,000               43,800
                                                           ______________         ____________
NET CASH USED IN INVESTING ACTIVITIES                         (35,285,212)         (24,734,425)
                                                           ______________         ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                     56,791,901           14,724,768
  Net (decrease) increase in securities
    sold under repurchase
    agreements and federal funds purchased                     (5,908,833)           2,087,484
  Repayments of notes payable                                  (7,500,000)            (147,030)
  Purchase/transfer of treasury stock                            (335,726)             (91,257)
  Payment of dividends                                           (702,399)            (435,046)
  Issuance of common stock                                        104,599
  Tax benefit resulting from exercise of stock options             28,397
  Excess of market value over book value of ESOP
    shares released                                                20,000
                                                           ______________         ____________
NET CASH PROVIDED BY FINANCING ACTIVITIES                      42,497,939           16,138,919
                                                           ______________         ____________
NET INCREASE (DECREASE)  IN CASH & CASH EQUIVALENTS            11,861,416           (4,326,938)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                 13,833,857           27,466,035
                                                           ______________         ____________

CASH & CASH EQUIVALENTS AT END OF PERIOD                      $25,695,273          $23,139,097
                                                           ==============         ============

    See notes to unaudited consolidated financial statements.


MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED  FINANCIAL STATEMENTS

1.  STATEMENT BY MANAGEMENT CONCERNING UNAUDITED
     FINANCIAL INFORMATION

    The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. ("MidSouth") and its subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth's 2003 annual report and Form 10KSB.

    The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

    MidSouth applies Accounting Practices Board (APB) Opinion
    No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. MidSouth has adopted the disclosure-only option under SFAS
    No. 123. Had compensation costs for MidSouth's stock options been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, MidSouth's net income and earnings per share would have been as indicated below:




                              Three Months Ended           Six Months Ended
                                    June 30,                    June 30,
                              2004           2003          2004          2003
                             ______         ______        ______         _____
(in thousands)
Net earnings available to
common stockholders
As reported                  $1,745         $1,624        $3,406        $2,934
Deduct total stock based
compensation determined
under fair value method         (20)           (14)          (33)          (28)
                             ______         ______        ______        ______
Pro forma                    $1,725         $1,610        $3,373        $2,906
                             ======         ======        ======        ======
Basic earnings per share:
  As reported                 $0.55          $0.51         $1.07         $0.92
  Pro forma                   $0.54          $0.51         $1.06         $0.91

Diluted earnings per share:
  As reported                 $0.52          $0.49         $1.02         $0.89
  Pro forma                   $0.52          $0.49         $1.01         $0.88



2.  ALLOWANCE FOR LOAN AND LOSSES

    An analysis of the activity in the allowance for loan losses is as follows:


                                              Six Months Ended
                                                   June 30,
                                             2004          2003
                                            ______        ______
(in thousands)
Balance at beginning of period              $2,790        $2,891
Provision for loan losses                      420           300
Recoveries                                     100           108
Loans charged off                             (336)         (348)
                                            ______        ______
Balance at end of period                    $2,974        $2,951
                                            ======        ======

3.  COMPREHENSIVE INCOME

    Comprehensive income includes net income and other comprehensive income (losses) which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of MidSouth's comprehensive income for the three and six months ended June 30, 2004 and 2003.




                                              Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
     (in thousands)                           2004          2003          2004          2003
                                            _______       _______       _______       _______
      Net income                             $1,745        $1,624        $3,406        $2,934
      Other comprehensive income (loss)
         Unrealized gains (losses) on
               securities available-
               for-sale, net:
         Unrealized holding gains
              (losses) arising during
              the period                     (1,580)          349        (1,230)          268
         Less reclassification
              adjustment for
              losses included in net
              income                              1            61             1            58
                                            _______       _______       _______       _______
        Total other comprehensive
              gain (loss) income             (1,581)          288        (1,231)          210
                                            _______       _______       _______       _______

Total comprehensive income                     $164        $1,912        $2,175        $3,144
                                            =======       =======       =======       =======


4.  PENDING ACQUISITION

    On May 27, 2004, MidSouth signed a definitive agreement to acquire all of the outstanding common stock of Lamar Bancshares, Inc. in a transaction to be accounted under the purchase accounting method in accordance with accounting principles generally accepted by the United States of America. MidSouth will pay approximately $10,495,000 in cash and issuance of an estimated 370,000 shares (based on an assumed market value of MidSouth stock of $34 per share) of its common stock valued at approximately $12,555,000. MidSouth will also incur acquisition costs presently estimated at approximately $255,000. In connection with this acquisition, MidSouth intends to issue $6,000,000 of junior subordinated preferred stock in order to fund a portion of the acquisition.
    Lamar had total assets of approximately $112 million (unaudited) at March 31, 2004 and income before income taxes of approximately $1,920,000 (unaudited) for the year ended December 31, 2003 and $441,000 (unaudited) for the three months ended March 31, 2004. The closing is contingent upon certain conditions, including the receipt of necessary shareholder and regulatory approvals.

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


Forward Looking Statements

The Private Securities Litigation Act of 1995 provides a safe harbor for disclosure of information about a company's anticipated future financial performance. This act protects a company from unwarranted litigation if actual results differ from management expectations. This management's discussion and analysis reflects management's current views and estimates of future
economic circumstances, industry conditions, MidSouth's performance and financial results based on reasonable
assumptions.   A number of factors and uncertainties could
cause actual results to differ from the anticipated results and expectations expressed in the discussion. These factors and uncertainties include, but are not limited to:

.. changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels;
.. changes in local economic and business conditions that could adversely affect customers and their ability to repay borrowings under agreed upon terms and/or adversely affect the value of the underlying collateral related to the borrowings;
.. increased competition for deposits and loans which could affect rates and terms;
.. changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;
.. a deviation in actual experience from the underlying assumptions used to determine and establish the Allowance for Loan Losses ("ALL");
.. changes in the availability of funds resulting from reduced liquidity or increased costs;
.. the timing and impact of future acquisitions, the success or failure of integrating operations, and the ability to capitalize on growth opportunities upon entering new markets;
.. the ability to acquire, operate and maintain effective and efficient operating systems;
.. increased asset levels and changes in the composition of assets which would impact capital levels and regulatory capital ratios;
.. loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;
.. changes in government regulations applicable to financial holding companies and banking;
..  and acts of terrorism , weather, or other events beyond
MidSouth's control.

Recent Developments

On May 27, 2004, MidSouth signed a definitive agreement with Lamar Bancshares of Beaumont, Texas to merge the two holding companies. The companies' banks, MidSouth
Bank and Lamar Bank will continue to operate as separate subsidiaries under MidSouth Bancorp, Inc. Lafayette-based MidSouth Bank will continue to serve the Louisiana market, with Lamar Bank directing the Texas expansion.
MidSouth plans to build new Lamar Bank offices in Conroe and College Station, Texas, and plans to continue expansion in the north Houston and Woodlands area. The transaction is expected to close in the third or fourth quarter of 2004. The closing is contingent upon certain conditions, including receipt of the necessary shareholder and regulatory approvals.


Overview

Second quarter 2004 net income was $1,745,367, a 7.5% increase over the $1,624,141 for the second quarter of 2003 and up 5% over first quarter 2004 net income of $1,660,948. Basic earnings per share were $.55 for the quarter ended June 30, 2004, up from the $.51 per share for the second quarter of 2003, and the $.52 per share in the first quarter of 2004. Diluted earnings per share were $.52 for the second quarter of 2004 compared to $.49 per share for the second quarter of 2003 and $.50 per share for the first quarter of 2004.

Earnings for the six months ended June 30, 2004 were $3,406,315, which is a $471,622 or 16% increase over the $2,934,693 in earnings for the six months ended June 30, 2003. Basic earnings per share were $1.07 for the first six months of 2004 versus $.92 for the first six months of 2003. Diluted earnings per share were $1.02 and $.89, respectively.

Net income increased $121,226 in the second quarter of 2004 compared to the second quarter of 2003, primarily due to increased interest income of $437,214 resulting from a 21% increase in average earning assets. The improvement in interest income was partially offset by a $106,813 increase in interest expense, a $90,000 increase in the provision for loan losses and a $130,748 increase in non-interest expense. Interest expense increased due to a $61.2 million or 24% increase in the average volume of interest-bearing deposits, resulting primarily from the addition of approximately $29 million in interest-bearing deposits under a public fund contract added in the third quarter 2003 and approximately $45 million in interest-bearing deposits added through a deposit campaign from March 2004 through May 2004. Non-interest income, excluding gains on sales of securities, increased $115,196 due to an increase in fees and service charges resulting from a higher volume of demand deposit accounts. Non-interest expense increased $130,748 for the second quarter of 2004 compared to the second quarter of 2003 primarily in salaries and benefits and occupancy expenses.

Compared to first quarter 2004, second quarter 2004 net income increased $84,419 or 5%. Net interest income increased $40,544 and non-interest income increased
$192,389. The increase in non-interest income resulted from increases in fees and service charges on deposit accounts of $120,000, $35,000 in safe deposit box rental income, and $22,000 in ATM and debit card processing fees.
A decrease in the provision for loan losses of $40,000 also contributed to the increase in earnings, primarily due to a reduction in the Allowance for Loan
Losses ("ALL") at Financial Services of the South ("FSS"),
MidSouth's finance company subsidiary. The ALL was lowered at the finance company due to the minimal amount of loans remaining for liquidation at the subsidiary.
Increased non-interest expenses including $107,000 in salaries and benefits, $27,000 in expenses on other real estate, $25,000 in armored car expenses, and $15,000 in ATM and debit card processing expenses partially offset the quarterly improvement in net interest and non-interest income.

For the six months ended June 30, 2004 compared to 2003, net income increased $472,622 or 16%. Net interest income improved $776,637 or 8% due to increased interest income on earning assets combined with a decrease in interest expense on deposits. An increase of $382,937 in fees and service charges on deposit accounts was partially offset by a $124,771 decrease in other non-interest income, categories, primarily income from the sale of credit life insurance and Visa merchant income. In the third quarter of 2003, MidSouth outsourced its Visa merchant processing to First Data Corporation. The resulting reduction in Visa merchant income is offset by a decrease in Visa merchant processing expenses that resulted from the processing change and is reflected in the $95,380 decrease in other non-interest expense in year-to-date comparison. Salaries and employee benefits increased $211,790 and occupancy expenses increased $100,044, offsetting the $95,380 decrease in other non-interest expense.

Highlights for the Quarter Ended June 30, 2004

.. Return on average equity was 19.78% for the second quarter of 2004 compared to 22.15% for the second quarter of 2003. The leverage capital ratio was 8.65% at June 30, 2004 compared to 8.82% at June 30, 2003.
.. Net income for 2004 is up 7.5% in quarterly comparison and 16% in year-to-date comparison over 2003 net income.
.. Total loans grew $37.6 million or 16%, from $241.8 million at June 30, 2003 to $279.4 million at June 30, 2004, primarily in commercial loans.
.. Nonperforming assets, including loans 90 days or more past due, as a percentage of total assets decreased slightly from .37% at June 30, 2003 to .36% at June 30, 2004.
Year-to-date net charge-offs to total loans decreased from ..10% to .08% for the same periods, respectively.
.. Total consolidated assets increased $75.1 million or 19%, from $402.2 million at the end of the second quarter of 2003 to $477.3 million at the end of the second quarter of 2004. Total deposits increased $73 million or 20%, from $358.2 million at June 30, 2003 to $431.2 million at June 30, 2004. The increase resulted primarily from approximately $29 million in deposits associated with a public fund contract added in July of 2003 and approximately $50 million in deposits resulting from a deposit growth campaign that began in March 2004. The campaign introduced MidSouth's new Platinum Money
Market account for both retail and commercial customers.
Of the $50 million in deposits resulting from the campaign, approximately $34 million was deposited into the Platinum Money Market and other savings accounts at an average rate of 2.05%.
.. MidSouth continues to work on expansion plans for the Louisiana market announced in the first quarter of 2004, with the new facility on Moss Street nearing completion and a closing expected soon on property in Houma.

Earnings Analysis

Net Interest Income

The primary source of earnings for MidSouth is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. The tables provided following management's discussion and analysis of Financial Condition and Results of Operations analyze the changes in taxable-equivalent net interest income for the two quarters and six months ended June 30, 2003 and 2004.

Average earning assets increased 21%, or $74.6 million from $361.3 million for the three months ended June 30, 2003 to $435.9 million for the three months ended June 30, 2004, primarily due to deposits acquired through a public fund contract and through a deposit campaign. The mix of average earning assets shifted in quarterly comparison, as the influx of deposits outpaced loan production. Loans represented 66% of average earning assets in the second quarter of 2003 compared to 62% in the second quarter of 2004. Average loans increased $33.5 million, from $238.8 million in the second quarter of 2003 to $272.3 million in the second quarter of 2004. The average yield on loans decreased 75 basis points in quarterly comparison, from 8.24% to 7.49% at June 30, 2004. Loan yields declined due to lower offering rates and rate adjustments on other credits with scheduled repricing dates.

Approximately 47% of MidSouth's loan portfolio earns a variable rate, with 32% adjusting with changes in the prime rate and another 15% adjusting on a scheduled repricing date. Approximately 53% of the loan portfolio earns a fixed rate of interest, the majority of which matures within three years. The mix of variable and fixed rate loans provides some protection to changes in market rates of interest. The impact of the decline in yield over the twelve months ended June 30, 2004 was offset by the $33.5 million average volume increase in the loan portfolio, resulting in a $161,919 increase in interest income on loans in quarterly comparison.

Average investment securities increased $34.2 million, from $115.2 million at June 30, 2003 to $149.4 million at June 30, 2004. The investment portfolio represented 35%
of average earning assets as of June 30, 2004, up from 32% in 2003. The increase resulted primarily from deposits under a public fund contract acquired in July of 2003 being placed in investment securities due to a lack of loan demand at that time. The average taxable-equivalent yield on investments decreased 15 basis points, from 4.15% in the second quarter of 2003 to 4.00% in the second quarter of 2004, primarily due to the low rate environment. Additionally, federal funds sold volume increased $6.9 million and yields declined 22 basis points, from 1.10% to ..88%. Increased volume offset decreased yields and resulted in an increase in taxable-equivalent interest income on securities and federal funds sold of $275,295 in quarterly comparison.

The average volume of interest-bearing deposits increased $61.2 million and resulted in a $115,314 increase in interest expense for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. The average rate paid on interest-bearing deposits decreased 11 basis points, from 1.48% at June 30, 2003 to 1.37% at June 30, 2004.
Average noninterest-bearing deposits to average total deposits represented 23% of average total deposits at June 30, 2004, down from 26% at June 30, 2003. The decrease resulted primarily from growth in the Platinum Money
Market product introduced during the deposit campaign in March 2004. The average yield on interest-bearing checking and money market accounts increased 23 basis points, from .81% at June 30, 2003 to 1.04% at June 30,
2004. The increase resulted from introductory rates offered on the Platinum Money Market accounts that averaged
2.05%.

The net taxable-equivalent yield on average earning assets decreased 61 basis points, from 5.49% for the quarter ended June 30, 2003 to 4.88% for the quarter ended June
30, 2004. A review of the changes in volume and yields of average earning asset and interest-bearing liabilities between the two six month periods ended June 30, 2003 and 2004 reflected results similar to the quarterly comparison. The net taxable-equivalent yield on average earning assets for the six months ended June 30, 2004 decreased 54 basis points, from 5.55% at June 30, 2003 to 5.01% at June 30, 2004.


Non-interest Income

MidSouth's primary source of non-interest income, service charges on deposit accounts, increased $187,504 or 14% for the three months ended and $382,937 or 15% for the six months ended June 30, 2004 as compared to the same period in 2003. The increase resulted primarily from an increase in insufficient funds ("NSF") fees due to an increase in the number of checking accounts. The NSF per item processing fee did not increase and is on the lower end of fees charged by competitors in MidSouth's markets.

Other non-interest income from charges and fees decreased
$47,031 in quarterly comparison and $68,205 in year-to-date comparison, primarily due to decreases of $62,343 for the quarter and $126,632 for the year in Visa merchant income. In the third quarter of 2003, MidSouth outsourced its Visa merchant processing to First Data Corporation.
The resulting reduction in Visa merchant income was almost entirely offset by decreases of $58,500 for the quarter and $116,862 for the year in Visa merchant processing expenses that resulted from the processing change. Further comparison reflected quarterly and year-to-date decreases in fee income from third party mortgage origination fees and third party investment advisory services that were partially offset by increases in ATM and debit card income, fee income from letters of credit and safe deposit box rental fees. Fee income from third party mortgage originations decreased due to a lower volume of refinancings. In 2003, the third party investment advisory service had offered a new investment product that stimulated sales and increased income for the three and six months ended June 30, 2003.

Net gain on sales of securities totaled $2,350 for the quarter and year-to-date June 30, 2004. The gain resulted from the exercise of a call feature on a municipal security. Net gains on sales of securities were $92,935 for the quarter ended June 30, 2003 and $87,632 for year-to-date June
30,2003. The gains resulted primarily from the sale of a $3 million agency bond and $1 million corporate bond that were scheduled to mature in 2004, offset by a minimal loss recorded on the sale of a CMO during the first quarter of 2003.

Non-interest Expense

Non-interest expense increased  $103,748 or 3% and
$216,454 or 2% for the three months and six months ended
June 30, 2004 compared to the three and six months ended
June 30, 2003, respectively.   Quarterly increases occurred
primarily in the categories of salaries and employee benefits ($138,218) and occupancy expenses ($25,796). In quarterly comparison, decreases primarily in VISA merchant program, telephone and travel expenses exceeded increases in ATM and debit card processing and armored car expenses to net a quarterly decrease in Other expenses of $33,266.

In year-to-date comparison, decreases primarily in Visa merchant program, telephone and travel expenses exceeded increases in ATM and debit card processing expenses, postage, and the cost of printing and supplies. The year-to-date decrease in Other expenses of $95,380 partially offset increases of $211,790 in salaries and benefits and $100,044 in occupancy expenses.

Salaries increased primarily due to an increase in the number of full-time equivalent ("FTE") employees by 14, from 219 in June 2003 to 233 in June 2004. Occupancy expenses increased primarily due to increases in lease expense, ad valorem taxes and bank auto expenses.


Analysis of Statement of Condition

MidSouth ended the second quarter of 2004 with consolidated assets of $477.4 million, an increase of $44.7 million or 10% from the $432.7 million reported for December 31, 2003. Deposits increased $56.8 million or
15%, from $374.4 million at December 31, 2003 to $431.2 million at June 30, 2004. During the months of March, April and May of 2004, MidSouth held a deposit campaign that resulted in approximately $50 million in new deposits.
The campaign introduced MidSouth's new Platinum
Money Market account for both retail and commercial customers, paying an average rate of 2.05%.

Net loans increased $17.5 million from $261.9 million at December 31, 2003 to $279.4 at June 30, 2004. The majority of the $17.5 million growth in net loans was funded during the second quarter of 2004 and was primarily commercial credits. Securities available-for-sale increased $14.7 million in the six months ended June 30, 2004, as purchases of $31.4 million in securities available-for-sale were partially offset by maturities and calls totaling $14.5 million. A shift occurred in the value of the securities available-for-sale portfolio at June 30, 2004, resulting in a net unrealized loss, net of unrealized gains and tax effect, of $340,522, compared to a net unrealized gain of $891,374 at December 31, 2003. A spike in rates that impacted pricing of the portfolio at the quarter-ended June 30, 2004 and purchases made with cash flows from the public fund contract and deposit campaign during the low rate environment contributed to the shift in market value of the available-for-sale portfolio. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

Overnight and short-term borrowings from the Federal
Home Loan Bank ("FHLB") totaling $12.5 million at
December 31, 2003 were paid out during the first quarter of 2004.

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

At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and pay dividends on common stock. The parent company issued $7,000,000 in junior subordinated debentures in February 2001. Interest-bearing balances remaining from the proceeds from the issuance of the debentures and dividends from the Bank provide liquidity for the parent company. As a publicly traded company, MidSouth also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth of the company.
A $6 million issuance of junior subordinated debentures is planned for the third quarter of 2004 to partially fund the Lamar Bancshares, Inc. acquisition.


Capital

MidSouth's leverage ratio was 8.65% at June 30, 2004 compared to 8.85% at December 31, 2003. Tier 1 capital to risk-weighted assets was 12.85% and total capital to risk-weighted assets was 13.80% at the end of the second quarter of 2004. At year-end 2003, Tier 1 capital to risk-weighted assets was 12.82% and total capital to risk-weighted assets was 13.78%. In November of 2002, MidSouth announced a repurchase program in which the Board of Directors approved the repurchase of up to 5% of the outstanding shares of MidSouth's common stock. No shares were repurchased during the first quarter of 2004.
During the second quarter of 2004, MidSouth repurchased
18,309 shares of its common stock at a total cost of $356,920.


Asset Quality

Credit Risk Management

MidSouth manages its credit risk by observing written, board approved policies which govern all underwriting activities. The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan. These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.
Bank concentrations are monitored and reported to the Board of Directors quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment. At June 30, 2004, MidSouth had no industry segment concentrations that aggregated more than 10% of the loan portfolio.

Nonperforming Assets

The following table summarizes MidSouth's nonperforming assets for the quarters ending June 30, 2004 and 2003 and March 31, 2004 and for the year ended December 31, 2003.


                               Period Ended       %         Period Ended
                                 Jun. 30,        Chg      Mar. 31,  Dec. 31,
(in thousands)                 2004    2003                2004      2003
                              ______________________________________________

Nonaccrual loans              $1,003     $852    17.7%     $860      $829
Loans past due 90
  days and over                  662      477    38.8%      487       503
Total nonperforming loans      1,665    1,329    25.3%    1,347     1,332
Other real estate owned           77      175   -56.0%      247       218
                              _______________           _________________
Total nonperforming assets    $1,742   $1,504    15.8%   $1,594    $1,550
                              ===============           =================

Nonperforming assets to
  total assets                 0.36%    0.37%    -3.7%    0.35%     0.36%
Nonperforming assets to
  total loans + OREO + other
  foreclosed assets            0.62%    0.62%    -0.2%    0.60%     0.59%
ALL to nonperforming assets  170.72%  196.21%   -13.0%  182.37%   180.00%
ALL to nonperforming loans   178.62%  222.05%   -19.6%  215.81%   209.46%
ALL to total loans             1.06%    1.22%   -12.8%    1.10%     1.07%

Year-to-date charge-offs        $336     $348    -3.4%     $171      $904
Year-to-date recoveries          100      108    -7.4%       55       253
                             ________________           _________________
Year-to-date net charge-offs    $236     $240    -1.7%     $116      $651
                             ================           =================
Net YTD charge-offs to
  total loans                  0.08%    0.10%   -20.0%    0.04%     0.25%



Nonperforming assets, including loans past due 90 days and over, totaled $1,742,000 as of June 30, 2004, an increase of $238,000 from the $1,504,000 reported for June
30, 2003, $148,000 from March 31, 2004, and an increase
of $192,000 from the $1,550,000 reported for December
31, 2003. Specific reserves have been established in the ALL to cover probable losses on nonperforming assets.
The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $2,974,175 in the allowance as of June 30, 2004 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in the table above do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

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



Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. MidSouth's single most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.
If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, its estimates would be updated and additional provisions for loan losses may be required. Reference is made to Managements' Discussion and Analysis or Plan of Operation included in MidSouth's
Annual Report on Form 10KSB for the year ended
December 31, 2003 ("Annual Report") for a more detailed discussion of its policy with respect to the allowance for loan losses. Other accounting policies integral to understanding the financial results reported are described in detail in Note 1 to the consolidated financial statements included in the Annual Report.




Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)
                                            Three Months Ended                 Three Months Ended
                                                June 30, 2004                     June 30, 2003
                                          _____________________________________________________________
                                            Average            Average     Average            Average
                                            Volume  Interest  Yield/Rate   Volume  Interest  Yield/Rate
                                          _____________________________________________________________
ASSETS
     Investment Securities    <FN1>
        Taxable                             $84,765     $678    3.22%      $66,499     $500     3.02%
        Tax Exempt            <FN2>          64,629      807    5.02%       48,677      692     5.70%
                                          ___________________             __________________
     Total Investments                      149,394    1,485    4.00%      115,176    1,192     4.15%
     Federal Funds Sold and Securities
       Purchased Under Agreements
       to Resell                             14,277       32    0.88%        7,329       20     1.10%
     Loans                    <FN3>
        Commercial and Real Estate          228,548    3,990    7.02%      202,905    3,832     7.60%
        Installment                          43,718    1,077    9.91%       35,858    1,073    12.00%
                                          ___________________             __________________
     Total Loans                            272,266    5,067    7.49%      238,763    4,905     8.24%

        Total Earning Assets                435,937    6,584    6.07%      361,268    6,117     6.79%

     Allowance for Loan Losses               (2,839)                        (2,776)
     Nonearning Assets                       34,285                         34,968
                                          __________                     __________
        Total Assets                       $467,383                       $393,460
                                          ==========                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
        NOW, Money Market, and Savings     $214,162     $552    1.04%     $154,979     $312     0.81%
        Certificates of Deposits            107,846      543    2.03%      105,781      650     2.47%
                                          ___________________            ___________________
     Total Interest Bearing Deposi          322,008    1,095    1.37%      260,760      962     1.48%

     Federal Funds Purchased,
       Securities Sold Under
       Agreements to Repurchase               4,937       14    1.15%        5,277       17     1.26%
     Notes Payable                                                             448        1     0.54%
     Junior Subordinated Debenture            7,000      184   10.20%        7,000      189    10.20%
                                          ___________________            ___________________
        Total Interest Bearing Liabilities  333,945    1,293    1.56%      273,485    1,169     1.96%

     Demand Deposits                         96,727                         89,401
     Other Liabilities                        1,226                          1,171
     Stockholders' Equity                    35,485                         29,403
                                          __________                     __________
     Total Liabilites and Stockholders'
        Equity                             $467,383                       $393,460
                                          ==========                     ==========
NET TAXABLE-EQUIVALENT
      INTEREST INCOME AND SPREAD             $5,291    4.52%                $4,948     5.08%

NET TAXABLE-EQUIVALENT YIELD ON
      EARNING ASSETS                                   4.88%                           5.49%


<FN1>Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.
<FN2>Interest income of $234,000 for 2004 and $205,000 for 2003 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
<FN3>Interest income includes loan fees of $479,000 for 2004 and
     $459,000 for 2003. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.



Changes in Taxable-Equivalent Net Interest Income
(in thousands)


                                                 Three Months Ended
                                        June 30, 2004 compared to June 30, 2003
                                        _______________________________________
                                           Total               Change
                                          Increase         Attributable to
                                         (Decrease)        Volume   Rates
                                        _______________________________________
Taxable-equivalent interest earned on:
     Investment Securities
        Taxable                             $178             $146   $32
        Tax Exempt                           115              181   (66)
     Federal Funds Sold and Securities
        Purchased Under Agreement
        to Resell                             12               15    (3)
     Loans, including fees                   162              461  (299)
                                        _________        ________________
     TOTAL                                   467              803  (336)
                                        _________        ________________
Interest Paid On:
     Interest Bearing Deposits               116              170   (54)
     Federal Funds Purchased and
       Securities Sold Under
       Agreement to Resell                    (3)              (1)   (2)
     Notes Payable                            (1)              (1)
     Junior Subordinated Debenture            (5)                    (5)
                                        _________        ________________
     TOTAL                                   107              168   (61)
                                        _________        ________________

  Taxable-equivalent net interest           $360             $635 ($275)
                                        =========        ================

 NOTE: Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.





Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)
                                         Six Months Ended              Six Months Ended
                                            June 30, 2004                 June 30, 2003
                                 ___________________________________________________________
                                  Average            Average    Average            Average
                                  Volume  Interest  Yield/Rate  Volume  Interest  Yield/Rate
ASSETS
                                 ___________________________________________________________
     Investment Securities  <FN1>
        Taxable                   $82,305   $1,305    3.19%     $66,317   $1,141     3.47%
        Tax Exempt          <FN2>  61,522    1,568    5.13%      46,971    1,359     5.83%
                                 __________________           ___________________
     Total Investments            143,827    2,873    4.02%     113,288    2,500     4.45%
     Federal Funds Sold and
       Securities Purchased
       Under Agreements to
       Resell                      11,821       52    0.88%       5,573       30     1.10%
     Loans                  <FN3>
        Commercial and Real
         Estate                   223,019    7,868    7.09%     198,506    7,489     7.51%
        Installment                43,396    2,143    9.93%      36,453    2,150    11.89%
                                 __________________           ___________________
     Total Loans                  266,415   10,011    7.56%     234,959    9,639     8.27%

        Total Earning Assets      422,063   12,936    6.16%     353,820   12,169     6.94%

     Allowance for Loan Losses     (2,802)                       (2,738)
     Nonearning Assets             34,484                        34,979
                                 ________                     _________
        Total Assets             $453,745                      $386,061
                                 ========                     =========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
        NOW, Money Market,
          and Savings            $202,965     $964    0.96%    $148,358     $646     0.88%
        Certificates of
          Deposits                105,071    1,057    2.02%     107,183    1,389     2.61%
                                 __________________            __________________
     Total Interest Bearing
       Deposits                   308,036    2,021    1.32%     255,541    2,035     1.61%
     Federal Funds Purchased,
       Securities Sold
       Under Agreements to
       Repurchase                   5,755       32    1.12%       4,705       29     1.27%
     Federal Home Loan Bank
       Advances                     1,978       11    1.09%
     Notes Payable                                                  490        1     0.41%
     Junior Subordinated
       Debentures                   7,000      357   10.20%       7,000      369    10.20%
                                 __________________            __________________
        Total Interest Bearing
          Liabilities             322,769    2,421    1.51%     267,736    2,434     1.83%

     Demand Deposits               95,254                        88,277
     Other Liabilities              1,184                         1,175
     Stockholders' Equity          34,538                        28,873
                                 _________                     _________
     Total Liabilites and
       Stockholders' Equity      $453,745                      $386,061
                                 =========                     =========
NET TAXABLE-EQUIVALENT
      INTEREST INCOME AND SPREAD           $10,515    4.65%               $9,735     5.11%
                                           ========                      ========
NET TAXABLE-EQUIVALENT YIELD ON
      EARNING ASSETS                                  5.01%                          5.55%


<FN1> Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.
<FN2> Interest income of $457,000 for 2004 and $404,000 for 2003 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
<FN3> Interest income includes loan fees of $931,000 for 2004 and
      $874,000 for 2003. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.



Changes in Taxable-Equivalent Net Interest Income
(in thousands)

                                                Six Months Ended
                                      June 30, 2004 compared to June 30, 2003
                                      _______________________________________
                                          Total               Change
                                         Increase        Attributable to
                                        (Decrease)        Volume   Rates
                                      _______________________________________
Taxable-equivalent interest earned on:
     Investment Securities
        Taxable                            $164             $246 ($82)
        Tax Exempt                          209              343 (134)
     Federal Funds Sold and Securities
        Purchased Under Agreement            22               26   (4)
     Loans, including fees                  372            1,044 (672)
                                       _________         ______________

     TOTAL                                  767            1,660 (893)
                                       _________         ______________
Interest Paid On:
     Interest Bearing Deposits              (14)            (103)  89
     Federal Funds Purchased and
        Securities Sold Under
        Agreement to Repurchase               3                5   (2)
     Federal Home Loan Bank Advances         11               11
     Notes Payable                           (1)              (1)
     Junior Subordinated Debenture          (12)                  (12)
                                       _________         _______________

     TOTAL                                  (13)             (88)  75
                                       _________         _______________

  Taxable-equivalent net interest income   $780           $1,748 ($968)
                                       =========         ===============

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

Part I. Item 4.  Controls and Procedures

MidSouth's Chief Executive Officer and Chief Financial
Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules
13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, MidSouth's disclosure controls and procedures are effective.

Since the Evaluation Date, there have not been any significant changes in MidSouth's internal controls or in other factors that could significantly affect such controls.

Part II.  Other Information

Item 1.  Legal Proceedings


Item 2.  Changes in Securities, Use of Proceeds and
Issuer Purchases of Equity Securities


2nd Quarter 2004
Treasury Stock Purchases


                   Shares      Average
                  Purchased     Price
                 ______________________

April-04            3,963       $31.59
May-04              5,000       $30.00
June-04             3,625       $34.71

Total Treasury Shares at June 30, 2004:      18,309
Total shares remaining to be purchased:     160,797


Item 3.  Defaults Upon Senior Securities


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of MidSouth Bancorp, Inc.
held May 18, 2004 at 4:00 p.m., the Class II Directors were elected.


The following provides information as to the votes:


Election of Class II Directors		For		Withheld

Will G. Charbonnet, Sr.                2,306,062         12,656

Clayton Paul Hilliard                  2,306,062         12,656

Stephen C. May                         2,312,862          5,856


Item 5.  Other Information

	None

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits

Exihibit Number   Document Description


2.1               Definitive Agreement by and between MidSouth
                  Bancorp, Inc. and Lamar Bancshares, Inc. dated
                  May 27, 2004 is included as Exhibit 2.1 of this filing.

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

31.1              Certification pursuant to Exchange Act
                  Rules 13(a) - 14(a)

31.2              Certification pursuant to Exchange Act
                  Rules 13(a) - 14(a)

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports Filed on Form 8-K

     A press release regarding MidSouth's earnings for the quarter ended March 31, 2004 was attached as Exhibit 99.1 to the Form 8-K filed on April 21, 2004.

A press release regarding the signing of a definitive agreement between MidSouth and Lamar Bancshares, Inc. was attached as
Exhibit 99.1 to the Form 8-K filed on May 28, 2004.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MidSouth Bancorp, Inc.
                                        (Registrant)



Date:  August 12, 2004

                                ___________________________
				C. R. Cloutier, President /CEO




                                ___________________________
                                Karen L. Hail, Senior Executive
                                 Vice President/CFO



                                __________________________
                                Teri S. Stelly, Senior Vice
                                 President & Controller