Form 10-Q
period 2004-09-30
MIDSOUTH BANCORP INC
filed 2004-11-15
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 1-11826

MIDSOUTH BANCORP, INC.

Louisiana	72 -1020809

102 Versailles Boulevard, Lafayette, Louisiana
70501
(337) 237-8343

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES [  ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common stock, $.10 par value	Outstanding as of September 30, 2004
3,218,933

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	September 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$11,615,436	$13,833,857
Federal funds sold	21,600,000

Total cash and cash equivalents	33,215,436	13,833,857
Interest bearing deposits in banks	10,606	6,594
Securities available-for-sale, at fair value (cost of $133,901,302 at September 30, 2004 and $116,863,702 at December 31, 2003)	135,137,090	118,226,723
Securities held-to-maturity, at amortized cost (estimated fair value of $24,718,604 at September 30, 2004 and $25,455,609 at December 31, 2003	23,133,361	23,366,709
Loans, net of allowance for loan losses of $2,948,504 at September 30, 2004 and $2,789,761 at December 31, 2003	291,113,437	259,083,015
Bank premises and equipment, net	12,552,928	11,984,276
Other real estate owned, net	85,783	218,199
Accrued interest receivable	3,224,713	2,883,376
Goodwill	431,987	431,987
Other assets	3,325,162	2,662,568

Total assets	$502,230,504	$432,697,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$100,296,325	$96,948,642
Interest bearing	343,453,548	277,439,840

Total deposits	443,749,873	374,388,482
Securities sold under repurchase agreements and federal funds purchased	5,212,962	10,067,503
Accrued interest payable	405,814	558,416
FHLB Advances		7,500,000
Junior subordinated debentures	15,000,000	7,000,000
Other liabilities	1,304,089	954,997

Total liabilities	465,672,738	400,469,398

Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, $.10 par value- 10,000,000 shares authorized, 3,218,933 and 3,198,879 issued and 3,193,030 and 3,192,561 outstanding at September 30, 2004 and December 31, 2003, respectively	321,893	319,888
Surplus	18,991,967	18,733,991
Unearned ESOP shares	(69,736)	(82,724)
Unrealized gains on securities available-for-sale, net of deferred taxes of $432,408 at September 30, 2004 and $471,647 at December 31, 2003	803,381	891,374
Treasury stock - 25,903 and 6,318 shares, at cost	(746,712)	(106,922)
Retained earnings	17,256,973	12,472,300

Total stockholders’ equity	36,557,766	32,227,907

Total liabilities and stockholders’ equity	$502,230,504	$432,697,305

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Loans, including fees	$5,436,767	$5,167,500	$15,447,843	$14,806,530
Securities
Taxable	701,029	554,542	2,006,903	1,694,726
Nontaxable	630,328	519,750	1,741,696	1,474,874
Federal funds sold	47,034	27,147	98,618	58,167

TOTAL	6,815,158	6,268,939	19,295,059	18,034,297

INTEREST EXPENSE:
Deposits	1,230,361	963,054	3,203,073	2,998,202
Securities sold under repurchase agreements, federal funds purchased and advances	17,015	15,121	59,782	45,721
Long term debt	183,980	177,926	540,980	546,751

TOTAL	1,431,356	1,156,101	3,803,835	3,590,674

NET INTEREST INCOME	5,383,802	5,112,838	15,491,224	14,443,623
PROVISION FOR LOAN LOSSES	250,000	250,000	670,000	550,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,133,802	4,862,838	14,821,224	13,893,623

OTHER OPERATING INCOME:
Service charges on deposits	1,738,591	1,342,592	4,664,809	3,885,873
Gains on securities, net	130,100	10,393	132,450	98,025
Credit life insurance	34,309	33,475	78,730	134,462
Other charges and fees	473,310	603,213	1,415,454	1,613,562

TOTAL OTHER INCOME	2,376,310	1,989,673	6,291,443	5,731,922

OTHER EXPENSES:
Salaries and employee benefits	2,419,190	2,175,214	6,829,102	6,373,336
Occupancy expense	1,030,877	976,038	3,002,457	2,847,574
Other	1,483,944	1,352,516	4,069,234	4,033,186

TOTAL OTHER EXPENSES	4,934,011	4,503,768	13,900,793	13,254,096

INCOME BEFORE INCOME TAXES	2,576,101	2,348,743	7,211,874	6,371,449
PROVISION FOR INCOME TAXES	621,985	614,176	1,851,443	1,703,189

NET INCOME	$1,954,116	$1,734,567	$5,360,431	$4,668,260

BASIC EARNINGS PER COMMON SHARE	$0.61	$0.55	$1.68	$1.47

DILUTED EARNINGS PER COMMON SHARE	$0.59	$0.52	$1.61	$1.41

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

					UNREALIZED
	COMMON STOCK			ESOP	GAINS (LOSSES) ON SECURITIES	TREASURY	RETAINED
	SHARES	AMOUNT	SURPLUS	OBLIGATION	AFS, NET	STOCK	EARNINGS	TOTAL
BALANCE, JANUARY 1, 2004	3,198,879	$319,888	$18,733,991	($82,724)	$891,374	($106,922)	$12,472,300	$32,227,907
Dividends on common stock, $.06 per share							(575,758)	(575,758)
Issuance of common stock	20,054	2,005	120,774					122,779
Tax benefit resulting from exercise of stock options			57,202					57,202
Purchase of treasury stock						(660,984)		(660,984)
Transfer of treasury stock to ESOP						21,194		21,194
Net income							5,360,431	5,360,431
Excess of market value over book value of ESOP shares released			80,000					80,000
ESOP obligation repayments				12,988				12,988
Net change in unrealized gain/loss on securities available-for-sale, net of income taxes					(87,993)			(87,993)

BALANCE, SEPTEMBER 30, 2004	3,218,933	$321,893	$18,991,967	($69,736)	$803,381	($746,712)	$17,256,973	$36,557,766

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,360,431	$4,668,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,132,575	1,128,049
Provision for loan losses	670,000	550,000
Deferred income taxes	55,720	(84,153)
Amortization of premiums on securities, net	774,959	877,778
Gain on sale of securities, net	(132,450)	(98,025)
Gain on sale of premises and equipment	(2,000)	(14,768)
(Gain)/loss on sale of other assets repossessed/OREO	(45,823)	(6,152)
Change in accrued interest receivable	(341,337)	(173,967)
Change in accrued interest payable	(152,602)	(302,484)
Other, net	(60,559)	242,289

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,258,914	6,786,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(4,012)	(2,073)
Proceeds from sales of securities available-for-sale	403,600	6,464,685
Proceeds from maturities and calls of securities available-for-sale	29,618,961	35,179,930
Purchases of securities available-for-sale	(47,469,321)	(69,089,114)
Loan originations, net of repayments	(33,160,442)	(20,297,649)
Purchases of premises and equipment	(1,651,966)	(800,218)
Proceeds from sales of premises and equipment	2,000	39,610
Proceeds from sales of other real estate owned	651,246	43,800

NET CASH USED IN INVESTING ACTIVITIES	(51,609,934)	(48,461,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	69,361,391	30,609,250
Net (decrease) increase in securities sold under repurchase agreements, federal funds purchased, and FHLB borrowings	(12,354,541)	3,353,597
Repayments of notes payable		(568,030)
Issuance of junior subordinated debentures	8,000,000
Purchase/transfer of treasury stock	(639,790)	(91,257)
Payment of dividends	(894,442)	(579,838)
Payment of cash for fractional shares		(10,122)
Issuance of common stock	122,779
Tax benefit resulting from exercise of stock options	57,202
Excess of market value over book value of ESOP shares released	80,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	63,732,599	32,713,600

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	19,381,579	(8,960,602)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,833,857	27,466,035

CASH & CASH EQUIVALENTS AT END OF PERIOD	$33,215,436	$18,505,433

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	STATEMENT BY MANAGEMENT CONCERNING UNAUDITED FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. (“MidSouth”) and its subsidiaries as of September 30, 2004 and the results of their operations and their cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth’s 2003 annual report and Form 10KSB.

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

MidSouth applies Accounting Practices Board (APB) Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. MidSouth has adopted the disclosure-only option under SFAS No. 123. Had compensation costs for MidSouth’s stock options been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, MidSouth’s net income and earnings per share would have been as indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net earnings available to common stockholders (in thousands):
As reported	$1,954	$1,735	$5,360	$4,668
Deduct total stock based compensation determined under fair value method	20	14	53	42

Pro forma	$1,934	$1,721	$5,307	$4,626

Basic earnings per share:
As reported	$0.61	$0.55	$1.68	$1.47
Pro forma	$0.61	$0.54	$1.67	$1.46
Diluted earnings per share:
As reported	$0.59	$0.52	$1.61	$1.41
Pro forma	$0.58	$0.52	$1.59	$1.40

2.	ALLOWANCE FOR LOAN AND LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Nine Months Ended
	September 30,
(in thousands)	2004	2003
Balance at beginning of period	$2,790	$2,891
Provision for loan losses	670	550
Recoveries	133	190
Loans charged off	(644)	(599)

Balance at end of period	$2,949	$3,032

3.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (losses) which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of MidSouth’s comprehensive income for the three and nine month periods ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net income	$1,954	$1,735	$5,360	$4,668
Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale, net of income taxes:
Unrealized holding gains (losses) arising during the period	1,230	(442)	(1)	(174)
Less reclassification adjustment for losses included in net income	86	7	87	65

Total other comprehensive gain (loss) income	1,144	(449)	(88)	(239)

Total comprehensive income	$3,098	$1,286	$5,272	$4,429

4.	ACQUISITION

On October 1, 2004, MidSouth completed a merger with, and acquired all of the outstanding common stock of, Lamar Bancshares, Inc. in a transaction to be accounted under the purchase accounting method in accordance with accounting principles generally accepted by the United States of America. MidSouth paid $10.8 million in cash and issued 369,304 shares (based on a market value of MidSouth stock of $30.91 per share) of its stock valued at $11.4 million. MidSouth also incurred approximately $171,000 in acquisition costs. In connection with the merger, MidSouth issued $8 million of junior subordinated preferred stock on September 20, 2004 in order to fund a portion of the acquisition.

The following table summarizes the estimated fair values, in thousands, of the assets acquired and liabilities assumed on October 1, 2004:

Cash and cash equivalents	$5,417
Securities	21,149
Loans	80,800
Premises and equipment	5,857
Core deposit intangible	2,250
Goodwill	7,945
Other assets	4,296

Total assets acquired	127,714

Deposits	96,731
Other liabilities	8,709

Total liabilities assumed	105,440

Net assets acquired	$22,274

MidSouth is in the process of obtaining third party valuations of the premises and equipment, core deposit intangibles and certain other assets. Therefore, the purchase price and its allocation are subject to adjustment.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review should be read in conjunction with MidSouth Bancorp Inc.’s (“MidSouth”) consolidated financial statements and accompanying notes contained herein, as well as with MidSouth’s 2003 annual consolidated financial statements, the notes thereto and the related Management’s Discussion and Analysis contained in MidSouth’s Annual Report on Form 10KSB for the year ended December 31, 2003.

Forward Looking Statements

The Private Securities Litigation Act of 1995 provides a safe harbor for disclosure of information about a company’s anticipated future financial performance. This act protects a company from unwarranted litigation if actual results differ from management expectations. This management’s discussion and analysis reflects management’s current views and estimates of future economic circumstances, industry conditions, MidSouth’s performance and financial results based on reasonable assumptions. A number of factors and uncertainties could cause actual results to differ from the anticipated results and expectations expressed in the discussion. These factors and uncertainties include, but are not limited to:

• changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels;

• changes in local economic and business conditions that could adversely affect customers and their ability to repay borrowings under agreed upon terms and/or adversely affect the value of the underlying collateral related to the borrowings;

• increased competition for deposits and loans which could affect rates and terms;

• changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;

• a deviation in actual experience from the underlying assumptions used to determine and establish the Allowance for Loan Losses (“ALL”);

• changes in the availability of funds resulting from reduced liquidity or increased costs;

• the timing and impact of future acquisitions, the success or failure of integrating operations, and the ability to capitalize on growth opportunities upon entering new markets;

• the ability to acquire, operate and maintain effective and efficient operating systems;

• increased asset levels and changes in the composition of assets which would impact capital levels and regulatory capital ratios;

• loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;

• changes in government regulations applicable to financial holding companies and banking;

• and acts of terrorism , weather, or other events beyond MidSouth’s control.

Recent Developments

On October 1, 2004, MidSouth completed a merger with Lamar Bancshares of Beaumont, Texas to merge the two holding companies. The Company’s banks, MidSouth Bank and Lamar Bank will continue to operate as separate subsidiaries under MidSouth Bancorp, Inc. At closing, Lamar Bank had assets of approximately $115 million and six banking offices serving southwest Texas. Lafayette-based MidSouth Bank, with assets of approximately $506 million, will continue to serve the Louisiana market.

On October 14, 2004, MidSouth announced a five-for-four (25%) stock split on its common stock to holders of record as of October 29, 2004 payable on November 30, 2004. The Board of Directors also announced that it would continue its quarterly dividend at $.06 per share and awarded an additional $.06 Special Dividend to be paid on its common stock on January 4, 2005 to holders of record as of December 15, 2004. This will result in a total of $.12 per share to be paid to shareholders on January 4, 2005.

Overview

Third quarter 2004 net income totaled $1,954,000, a 12.6% increase over the $1,735,000 for the third quarter of 2003 and up 12% over second quarter 2004 net income of $1,745,000. Basic earnings per share were $.61 for the quarter ended September 30, 2004, up from the $.55 per share for the third quarter of 2003, and the $.55 per share in the second quarter of 2004. Diluted earnings per share were $.59 for the third quarter of 2004 compared to $.52 per share for the third quarter of 2003 and $.52 per share for the second quarter of 2004.

Earnings for the nine months ended September 30, 2004 were $5,360,000, which is a $692,000 or 14.8% increase over the $4,668,000 in earnings for the nine months ended September 30, 2003. Basic earnings per share were $1.68 for the first nine months of 2004 versus $1.47 for the first nine months of 2003. Diluted earnings per share were $1.61 and $1.41, respectively.

Net income increased $219,000 in the third quarter of 2004 compared to the third quarter of 2003, primarily due to increases in both net interest income of $271,000 and non-interest income of $386,000, including $120,000 in gains on sales of securities. These increases were partially offset by a $430,000 increase in non-interest expenses. The increased net interest income resulted from a $546,000 or 9% increase in interest income, partially offset by a $275,000 or 24% increase in interest expense on deposits. The improvement in interest income resulted from a 15% increase in average earning assets for the third quarter of 2004 compared to the third quarter of 2003. Interest expense increased due to a $43.1 million or 15% increase in the average volume of interest-bearing deposits, resulting primarily from the addition of approximately $45 million in interest-bearing deposits added through a deposit campaign from March 2004 through May 2004. Non-interest income, excluding gains on sales of securities, increased primarily due to a $396,000 increase in fees and service charges resulting from a higher volume of demand deposit accounts. Non-interest expense increased in quarterly comparison primarily due to a

$244,000 increase in salaries and benefit costs.

Gains on sales of securities totaled $130,000 for the third quarter of 2004, an increase of $120,000 over the $10,000 in gains reported for the third quarter of 2003. The increase resulted almost entirely from the sale of a correspondent bank’s common stock back to the issuing bank in July of 2004. MidSouth no longer utilized any services with the bank and therefore liquidated its stock position. The $128,000 gain on sale of the common stock brought year-to-date gains on sales of securities to $132,000 at September 30, 2004 compared to $98,000 at September 30, 2003. Sales of $6.5 million in available-for-sale securities in 2003 netted MidSouth the $98,000 gain and allowed improvement of the overall yield on the securities sold as they neared maturity.

Compared to the prior quarter ending June 30, 2004, third quarter 2004 net income increased $209,000 or 12%. In comparing the two quarters, net interest income increased $310,000 and non-interest income increased $323,000. The increase in non-interest income resulted from the $128,000 gain on sale of securities and a $215,000 increase in fees and service charges on deposit accounts. An increase in the provision for loan losses of $60,000 partially offset the increase in earnings over prior quarter and resulted from a reduction in the Allowance for Loan Losses (“ALL”) at Financial Services of the South (“FSS”), MidSouth’s finance company subsidiary during the second quarter of 2004. The ALL was lowered at the finance company due to the minimal amount of loans remaining for liquidation. Increased non-interest expenses in salaries and benefits ($161,000), legal and professional fees ($50,000), and marketing expenses ($63,000) partially offset the quarterly improvement in net interest and non-interest income.

For the nine months ended September 30, 2004 compared to 2003, net income increased $692,000 or 15%. Net interest income improved $1,048,000 or 7% due to increased interest income on a higher volume of earning assets partially offset by an increase in interest expense on deposits. Increases of $779,000 in fees and service charges on deposit accounts and $120,000 in ATM/Debit card income was partially offset by a $254,000 decrease in other non-interest income categories, primarily Visa merchant income ($193,000) and mortgage loan processing fees ($140,000). In the third quarter of 2003, MidSouth outsourced its Visa merchant processing to First Data Corporation. The resulting reduction in Visa merchant income is offset by a $179,000 decrease in Visa merchant processing expenses that resulted from the processing change and is reflected in the change in other non-interest expense in year-to-date comparison. Salaries and employee benefits increased $456,000 and occupancy expenses increased $155,000, offsetting the decrease in Visa merchant processing expenses.

Highlights for the Quarter Ended September 30, 2004

• Return on average equity was 22.46% for the third quarter of 2004 compared to 21.90% for the third quarter of 2003. The leverage capital ratio was 9.66% at September 30, 2004 compared to 8.51% at September 30, 2003 due to the issuance of $8 million in additional junior subordinated debentures in September 2004.

• Net income for 2004 is up 12.6% in quarterly comparison and 14.8% in year-to-date comparison over 2003 net income.

• Total loans grew $47.2 million or 19%, from $246.9 million at September 30, 2003 to $294.1 million at September 30, 2004, primarily in commercial loans.

• Nonperforming assets, including loans 90 days or more past due, as a percentage of total assets decreased from .34% at September 30, 2003 to .17% at September 30, 2004. Year-to-date net charge-offs to total loans remained constant at .17% for both periods.

• Total consolidated assets increased $82.4 million or 19.6%, from $419.9 million at the end of the third quarter of 2003 to $502.2 million at the end of the third quarter of 2004. Total deposits increased $69.7 million or 18.6%, from $374.1 million at September 30, 2003 to $443.8 million at September 30, 2004. The increase resulted primarily from approximately $50 million in deposits resulting from a deposit growth campaign that began in March 2004. The campaign introduced MidSouth’s new Platinum Money Market account for both retail and commercial customers. Of the $50 million in deposits resulting from the campaign, approximately $34 million was deposited into the Platinum Money Market and other savings accounts at an average rate of 2.05%.

• MidSouth continued to work on expansion plans for the Louisiana market during the third quarter of 2004, with the new facility on Moss Street completed and property purchased to build a full service facility in Houma. Additionally, MidSouth announced that it will also open a new location on Johnston Street in the heart of Lafayette and will construct an office in the Town Square of the traditional neighborhood development of River Ranch, bringing the total number of offices in its home base to nine. In the Texas market, MidSouth plans to build new Lamar Bank offices in Conroe and College Station, Texas, and plans to continue expansion in the north Houston and Woodlands area.

Earnings Analysis

Net Interest Income

The primary source of earnings for MidSouth is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. The tables provided following this discussion of net interest income analyze the changes in taxable-equivalent net interest income for the two quarters and nine months ended September 30, 2004 and 2003.

Average earning assets increased 15%, or $59.8 million from $393.9 million for the three months ended September 30, 2003 to $453.7 million for the three months ended September 30, 2004, funded by deposits acquired through a deposit campaign. The mix of average earning assets remained relatively constant in quarterly comparison. Loans represented 62% of average earning assets in the third quarter of 2003 compared to 63% in the third quarter of 2004. Average loans increased $39.8 million, from $245.0 million in the third quarter of 2003 to $284.8 million in the third quarter of 2004. The average yield on loans decreased 78 basis points in quarterly comparison, from 8.37% to 7.59% at September 30, 2004. Loan yields declined due to lower offering rates and rate adjustments on maturing loans and other credits with scheduled repricing.

Approximately 45% of MidSouth’s loan portfolio earns a variable rate, with 29% adjusting with changes in the prime rate and another 16% adjusting on a scheduled repricing date. Approximately 55% of the loan portfolio earns a fixed rate of interest, the majority of which matures within three years. The mix of variable and fixed rate loans provides some protection to changes in market rates of interest. The impact of the decline in yield over the twelve months ended September 30, 2004 was offset by the $39.8 million average volume increase in the loan portfolio, resulting in a $269,267 increase in interest income on loans in quarterly comparison.

Average investment securities increased $18.4 million, from $136.4 million at September 30, 2003 to $154.8 million at September 30, 2004. The investment portfolio represented 37% of average earning assets as of September 30, 2004, down slightly from 38% in 2003. The average taxable-equivalent yield on investments increased 48 basis points, from 3.62% in the third quarter of 2003 to 4.10% in the third quarter of 2004. Yields were lower in the third quarter 2003 primarily due to short-term, lower yielding investment securities purchased during the third quarter of 2003 with funds received through a public fund deposit contract. Federal funds sold volume increased $1.6 million and yields increased 47 basis points, from .86% to 1.33%, primarily due to a 50 basis points increase in the federal funds rate during the third quarter of 2004. Increased volume combined with higher yields resulted in an increase in taxable-equivalent interest income on securities and federal funds sold of $360,875 in quarterly comparison.

The average volume of interest-bearing deposits increased $43.1 million and resulted in a $267,307 increase in interest expense for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. The average rate paid on all interest-bearing deposits increased 15 basis points, from 1.31% at September 30, 2003 to 1.46% at September 30, 2004. The increase resulted primarily from growth in the Platinum Money Market product introduced during the deposit campaign in March 2004 with an introductory rate that averaged 2.05%. The average yield on interest-bearing checking and money market accounts, exclusive of certificates of deposit, increased 44 basis points, from .78% at September 30, 2003 to 1.22% at September 30, 2004. Average noninterest-bearing deposits as a percentage of average total deposits remained constant at 23% for both quarters ending September 30, 2004 and 2003.

The net taxable-equivalent yield on average earning assets decreased 38 basis points, from 5.32% for the quarter ended September 30, 2003 to 4.94% for the quarter ended September 30, 2004. A review of the changes in volume and yields of average earning asset and interest-bearing liabilities between the two nine month periods ended September 30, 2003 and 2004 reflected results similar to the quarterly comparison. The net taxable-equivalent yield on average earning assets for the nine months ended September 30, 2004 decreased 48 basis points, from 5.48% at September 30, 2003 to 5.00% at September 30, 2004.

Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)

		Three Months Ended			Three Months Ended
		September 30, 2004			September 30, 2003
		Average		Average	Average		Average
		Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate
ASSETS
Investment Securities	(1)
Taxable		$82,714	$701	3.39%	$79,957	$555	2.75%
Tax Exempt	(2)	72,134	886	4.92%	56,496	692	4.86%

Total Investments		154,848	1,587	4.10%	136,453	1,247	3.62%
Federal Funds Sold and Securities
Purchased Under Agreements to Resell		14,071	47	1.33%	12,478	27	0.86%
Loans	(3)
Commercial and Real Estate		239,762	4,305	7.14%	209,629	3,986	7.54%
Installment		45,077	1,132	9.96%	35,359	1,181	13.25%

Total Loans		284,839	5,437	7.59%	244,988	5,167	8.37%
Total Earning Assets		453,758	7,071	6.20%	393,919	6,441	6.49%
Allowance for Loan Losses		(2,847)			(2,879)
Nonearning Assets		32,827			34,995

Total Assets		$483,738			$426,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW, Money Market, and Savings		$231,593	$710	1.22%	$187,736	$369	0.78%
Certificates of Deposits		103,494	520	2.00%	104,200	594	2.26%

Total Interest Bearing Deposits		335,087	1,230	1.46%	291,936	963	1.31%
Federal Funds Purchased, Securities Sold
Under Agreements to Repurchase		4,934	17	1.37%	6,019	15	1.05%
Junior Subordinated Debentures		9,000	184	8.13%	7,000	178	9.66%

Total Interest Bearing Liabilities		349,021	1,431	1.63%	304,955	1,156	1.50%
Demand Deposits		98,890			88,389
Other Liabilities		1,214			1,260
Stockholders’ Equity		34,613			31,431

Total Liabilites and Stockholders’ Equity		$483,738			$426,035

NET TAXABLE-EQUIVALENT INTEREST INCOME AND SPREAD			$5,640	4.57%		$5,285	4.99%

NET TAXABLE-EQUIVALENT YIELD ON EARNING ASSETS				4.94%			5.32%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

(2)	Interest income of $256,405 for 2004 and $172,482 for 2003 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

(3)	Interest income includes loan fees of $532,840 for 2004 and $567,778 for 2003. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	Three Months Ended
	Sept 30, 2004 compared to Sept 30, 2003
		Change
	Total Increase	Attributable to
	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment Securities
Taxable	$19	$127	$146
Tax Exempt	186	8	194
Federal Funds Sold and Securities
Purchased Under Agreement to Resell	4	16	20
Loans, including fees	630	(360)	270

TOTAL	839	(209)	630

Interest Paid On:
Interest Bearing Deposits	150	117	267
Federal Funds Purchased and Securities
Sold Under Agreement to Repurchase	(2)	4	2
Junior Subordinated Debentures	21	(15)	6

TOTAL	169	106	275

Taxable-equivalent net interest income	$670	($315)	$355

NOTE:	Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)

		Nine Months Ended			Nine Months Ended
		September 30, 2004			September 30, 2003
		Average		Average	Average		Average
		Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate
ASSETS
Investment Securities	(1)
Taxable		$82,442	$2,007	3.25%	$70,914	$1,695	3.20%
Tax Exempt	(2)	65,085	2,454	5.03%	50,181	2,092	5.58%

Total Investments		147,527	4,461	4.03%	121,095	3,787	4.18%
Federal Funds Sold and Securities
Purchased Under Agreements to Resell		12,577	99	1.05%	7,900	58	0.98%
Loans	(3)
Commercial and Real Estate		228,641	12,173	7.11%	194,782	10,605	7.28%
Installment		43,960	3,275	9.95%	43,651	4,202	12.87%

Total Loans		272,601	15,448	7.57%	238,433	14,807	8.30%
Total Earning Assets		432,705	20,008	6.18%	367,428	18,652	6.79%
Allowance for Loan Losses		(2,817)			(2,885)
Nonearning Assets		33,927			34,982

Total Assets		$463,815			$399,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW, Money Market, and Savings		$212,472	$1,626	1.02%	$161,650	$1,015	0.84%
Certificates of Deposits		104,542	1,577	2.02%	106,178	1,983	2.50%

Total Interest Bearing Deposits		317,014	3,203	1.35%	267,828	2,998	1.50%
Federal Funds Purchased, Securities Sold
Under Agreements to Repurchase		5,480	49	1.20%	5,045	46	1.21%
Federal Home Loan Bank Advances		1,314	11	1.09%
Notes Payable					423	17	5.37%
Junior Subordinated Debentures		7,800	541	9.26%	7,000	530	10.20%

Total Interest Bearing Liabilities		331,608	3,804	1.53%	280,296	3,591	1.71%
Demand Deposits		96,475			88,310
Other Liabilities		1,181			1,194
Stockholders’ Equity		34,551			29,725

Total Liabilites and Stockholders’ Equity		$463,815			$399,525

NET TAXABLE-EQUIVALENT INTEREST INCOME AND SPREAD			$16,204	4.64%		$15,061	5.08%

NET TAXABLE-EQUIVALENT YIELD ON EARNING ASSETS				5.00%			5.48%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

(2)	Interest income of $712,336 for 2004 and $617,614 for 2003 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

(3)	Interest income includes loan fees of $1,466,509 for 2004 and $1,444,424 for 2003. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	Nine Months Ended
	Sept 30, 2004 compared to Sept 30, 2003
		Change
	Total Increase	Attributable to
	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment Securities
Taxable	$277	$35	$312
Tax Exempt	529	(167)	362
Federal Funds Sold and Securities
Purchased Under Agreement to Resell	36	5	41
Loans, including fees	1,567	(926)	641

TOTAL	2,409	(1,053)	1,356

Interest Paid On:
Interest Bearing Deposits	421	(216)	205
Federal Funds Purchased and Securities
Sold Under Agreement to Repurchase	3		3
Federal Home Loan Bank Advances	11		11
Notes Payable	(17)		(17)
Junior Subordinated Debentures	38	(27)	11

TOTAL	456	(243)	213

Taxable-equivalent net interest income	$1,953	($810)	$1,143

NOTE:	Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

MidSouth’s primary source of non-interest income, service charges on deposit accounts, increased $395,999 or 29% for the three months ended and $778,936 or 20% for the nine months ended September 30, 2004 as compared to the same period in 2003. The increase resulted primarily from an increase in insufficient funds (“NSF”) fees due to an increase in the number of checking accounts and a decrease in fees netted against NSF income which were paid to a software provider. The NSF per item processing fee did not increase and is on the lower end of fees charged by competitors in MidSouth’s markets.

Other non-interest income from charges and fees decreased $129,903 in quarterly comparison and $198,108 in year-to-date comparison, primarily due to decreases of $66,024 for the quarter and $192,656 for the year in Visa merchant income. In the third quarter of 2003, MidSouth outsourced its Visa merchant processing to First Data Corporation. The resulting reduction in Visa merchant income was almost entirely offset by decreases of $62,496 for the quarter and $179,357 for the year in Visa merchant processing expenses that resulted from the processing change. Further comparison reflected quarterly and year-to-date decreases in fee income from third party mortgage origination fees and third party investment advisory services that were partially offset by increases in ATM and debit card income. Fee income from third party mortgage originations decreased due to a lower volume of refinancings. In 2003, the third party investment advisory service had offered a new investment product that stimulated sales and increased income for the three and nine months ended September 30, 2003.

Gains on sales of securities totaled $130,000 for the third quarter of 2004, an increase of $120,000 over the $10,000 in gains reported for the third quarter of 2003. The increase resulted almost entirely from the sale of a correspondent bank’s common stock back to the issuing bank in July of 2004. MidSouth no longer utilized any services with the bank and therefore liquidated its stock position. The $128,000 gain on sale of the common stock brought year-to-date gains on sales of securities to $132,000 at September 30, 2004 compared to $98,000 at September 30, 2003. Sales of $6.5 million in available-for-sale securities in 2003 netted MidSouth the $98,000 gain and allowed improvement of the overall yield on the securities sold as they neared maturity.

Non-interest Expense

Non-interest expense increased $430,243 or 10% and $646,697 or 5% for the three months and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, respectively. Quarterly and year-to-date increases occurred primarily in the categories of salaries and employee benefits, occupancy expenses, marketing expenses and legal fees.

Salaries increased primarily due to an increase in the number of full-time equivalent (“FTE”) employees by 15, from 218 in September 2003 to 233 in September 2004. New positions included additional staff in the call center and retail operations to support MidSouth’s retail stores and enhance customer service. Occupancy expenses increased primarily due to increases in lease expense, ad valorem taxes and bank auto expenses. Costs associated with a deposit incentive contest held during the second quarter of 2004 increased marketing expenses.

Analysis of Statement of Condition

MidSouth ended the third quarter of 2004 with consolidated assets of $502.2 million, an increase of $69.5 million or 16% from the $432.7 million reported for December 31, 2003. Deposits increased $69.3 million or 19%, from $374.4 million at December 31, 2003 to $443.7 million at September 30, 2004. During the months of March, April and May of 2004, MidSouth held a deposit campaign that resulted in approximately $50 million in new deposits. The campaign introduced MidSouth’s new Platinum Money Market account for both retail and commercial customers, paying an average rate of 2.05%. Significant commercial deposits received during the third quarter of 2003 also contributed to the increase in total deposits.

Net loans increased $32.0 million from $259.1 million at December 31, 2003 to $291.1 at September 30, 2004. The majority of the $32.0 million growth in net loans was funded during the second and third quarters of 2004 and was primarily commercial and real estate credits. Securities available-for-sale increased $16.9 million in the nine months ended September 30, 2004, as purchases of $47.5 million in securities available-for-sale were partially offset by maturities and calls totaling $29.6 million. Net unrealized gains in the securities available-for-sale portfolio, net of unrealized losses and tax effect, were $803,381 at September 30, 2004 compared to a net unrealized gain of $891,374 at December 31, 2003. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

MidSouth had no overnight or short-term borrowings from the Federal Home Loan Bank (“FHLB”) at September 30, 2004. Overnight and short-term borrowings from the FHLB totaling $12.5 million at December 31, 2003 were paid out during the first quarter of 2004.

Liquidity

Liquidity is the availability of funds to meet contractual obligations as they become due and to fund operations. The Bank’s primary liquidity needs involve its ability to accommodate customers’ demands for deposit withdrawals as well as their requests for credit. Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Bank.

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks. MidSouth’s core deposits are its most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity. Cash deposits at other banks, federal funds sold and principal payments received on loans and mortgage-backed securities provide additional primary sources of asset liquidity for the Bank. Cash flows from other investment securities provide an additional source of liquidity. MidSouth also has significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks.

At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and pay dividends on common stock. An $8 million issuance of junior subordinated debentures was completed on September 20, 2004, the proceeds of which were partially used to fund the Lamar Bancshares merger. The parent company previously issued $7,000,000 in junior subordinated debentures in February 2001. Interest-bearing balances remaining from the proceeds of the issuance of the debentures and dividends from the Bank provide liquidity for the parent company. As a publicly traded company, MidSouth also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth of the company.

Capital

MidSouth’s leverage ratio was 9.66% at September 30, 2004 compared to 8.85% at December 31, 2003, primarily due to the additional trust preferred securities that qualified as Tier 1 capital. Accordingly, risk-weighted capital ratios also increased, resulting in Tier 1 capital to risk-weighted assets of 14.08% and total capital to risk-weighted assets of 15.91% at the end of the third quarter of 2004. At year-end 2003, Tier 1 capital to risk-weighted assets was 12.82% and total capital to risk-weighted assets was 13.78%. In November of 2002, MidSouth announced a repurchase program in which the Board of Directors approved the repurchase of up to 5% of the outstanding shares of MidSouth’s common stock. During the nine months ended September 30, 2004, MidSouth repurchased 20,182 shares of its common stock at a total cost of $660,984.

Asset Quality

Credit Risk Management

MidSouth manages its credit risk by observing written, board approved policies which govern all underwriting activities. The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan. These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department. Bank concentrations are monitored and reported to the Board of Directors quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment. At September 30, 2004, MidSouth had no industry segment concentrations that aggregated more than 10% of the loan portfolio.

Nonperforming Assets

The following table summarizes MidSouth’s nonperforming assets for the quarters ending September 30, 2004 and 2003 and June 30, 2004 and for the year ended December 31, 2003.

	Period Ended			Period Ended
	Sept. 30,		%	Jun. 30,	Dec. 31,
	2004	2003	Chg	2004	2003
Nonaccrual loans	$482	$704	-31.5%	$1,003	$829
Loans past due 90 days and over	283	489	-42.1%	662	503

Total nonperforming loans	765	1,193	-35.9%	1,665	1,332
Other real estate owned	86	233	-63.1%	77	218

Total nonperforming assets	$851	$1,426	-40.3%	$1,742	$1,550

Nonperforming assets to total assets	0.17%	0.34%	-50.2%	0.36%	0.36%
Nonperforming assets to total loans + OREO + other foreclosed assets	0.29%	0.58%	-50.1%	0.62%	0.59%
ALL to nonperforming assets	346.53%	212.54%	63.0%	170.72%	180.00%
ALL to nonperforming loans	385.49%	254.05%	51.7%	178.62%	209.46%
ALL to total loans	1.00%	1.23%	-18.5%	1.06%	1.07%
Year-to-date charge-offs	$644	$599	7.5%	$336	$904
Year-to-date recoveries	133	190	-30.0%	100	253

Year-to-date net charge-offs	$511	$409	24.9%	$236	$651

Net YTD charge-offs to total loans	0.17%	0.17%	2.2%	0.08%	0.25%

Nonperforming assets, including loans past due 90 days and over, totaled $851,000 as of September 30, 2004, a decrease of $575,000 from the $1,426,000 reported for September 30, 2003, a decrease of $891,000 from June 30, 2004, and a decrease of $699,000 from the $1,550,000 reported for December 31, 2003. Specific reserves have been established in the ALL to cover probable losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Management believes the $2,948,504 in the allowance as of September 30, 2004 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio. Loans classified for regulatory purposes but not included in the table above do not represent material credits about which management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

Impact of Inflation and Changing Prices

The consolidated financial statements of MidSouth and notes thereto, presented herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of MidSouth’s operations. Unlike most industrial companies, nearly all the assets and liabilities of MidSouth are financial. As a result, interest rates have a greater impact on MidSouth’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. MidSouth’s single most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, its estimates would be updated and additional provisions for loan losses may be required. Reference is made to Managements’ Discussion and Analysis or Plan of Operation included in MidSouth’s Annual Report on Form 10KSB for the year ended December 31, 2003 (“Annual Report”) for a more detailed discussion of its policy with respect to the allowance for loan losses. Other accounting policies integral to understanding the financial results reported are described in detail in Note 1 to the consolidated financial statements included in the Annual Report.

Part I. Item 3. Qualitative and Quantitative Disclosures About Market Risk

In the normal course of conducting business, MidSouth is exposed to market risk, principally interest rate risk, through operation of its subsidiaries. Interest rate risk arises from market fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Management Committee (“ALCO”) is responsible for managing MidSouth’s interest rate risk position in compliance with policy approved by the Board of Directors.

Part I. Item 4. Controls and Procedures

MidSouth’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, MidSouth’s disclosure controls and procedures are effective.

Since the Evaluation Date, there have not been any significant changes in MidSouth’s internal controls or in other factors that could significantly affect such controls.

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

3rd Quarter 2004
Treasury Stock Purchases

	Shares	Average
	Purchased	Price
July-04	7,594	$34.75
August-04	none
September-04	none

Total Treasury Shares at September 30, 2004:	25,903
Total shares remaining to be purchased:	135,043

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exihibit Number	Document Description
2.1	Definitive Agreement by and between MidSouth Bancorp, Inc. and Lamar Bancshares, Inc. dated May 27, 2004 is included as Exhibit 2.1 to MidSouth Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and is incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. is included as Exhibit 3.1 to the MidSouth’s Report on Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference.

Exihibit Number	Document Description
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated July 19, 1995 are included as Exhibit 4.2 to MidSouth’s Registration Statement on Form S-8 filed September 20, 1995 and is incorporated herein by reference.

3.3	Amended and Restated By-laws adopted by the Board of Directors on April 12, 1995 are included as Exhibit 3.2 to Amendment No. 1 to MidSouth’s Registration Statement on Form S-4/A (Reg. No. 33-58499) filed on June 1, 1995, and is incorporated herein by reference.

4.1	MidSouth agrees to furnish to the Commission on request a copy of the instruments defining the rights of the holder of its long-term debt, which debt does not exceed 10% of the total consolidated assets of MidSouth.

10.1	MidSouth National Bank Lease Agreement with Southwest Bank Building Limited Partnership is included as Exhibit 10.7 to the MidSouth’s annual report on Form 10-K for the Year Ended December 31, 1992, and is incorporated herein by reference.

10.2	First Amendment to Lease between MBL Life Assurance Corporation, successor in interest to Southwest Bank Building Limited Partnership in Commendam, and MidSouth National Bank is included as Exhibit 10.1 to Report on the MidSouth’s annual report on Form 10-KSB for the year ended December 31, 1994, and is incorporated herein by reference.

10.3	Amended and Restated Deferred Compensation Plan and Trust effective October 9, 2002 is included as Exhibit 10.3.1 to MidSouth’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and is incorporated herein by reference.

10.5	Employment Agreements with C. R. Cloutier and Karen L. Hail are included as Exhibit 5(c) to MidSouth’s Form 1-A and are incorporated herein by reference.

10.6	MidSouth Bancorp, Inc.’s 1997 Stock Incentive Plan is included as Exhibit 4.5 to MidSouth’s definitive Proxy Statement filed April 11, 1997, and is incorporated herein by reference.

10.7	The MidSouth Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan is included as Exhibit 4.6 to MidSouth Bancorp, Inc.’s Form S-3D filed on July 25, 1997 and is incorporated herein by reference.

Exihibit Number	Document Description
11	Computation of earnings per share

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports Filed on Form 8-K

A press release regarding MidSouth’s earnings for the quarter ended June 30, 2004 was attached as Exhibit 99.1 to the Form 8-K filed on July 28, 2004.

A press release regarding the finalization of a merger between MidSouth and Lamar Bancshares, Inc. was attached as Exhibit 99.1 to the Form 8-K filed on October 7, 2004.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc.
(Registrant)

Date: November 12, 2004

/s/ C. R. Cloutier

C. R. Cloutier, President /CEO

/s/ Karen L. Hail

Karen L. Hail, Senior Executive Vice President/CFO

/s/ Teri S. Stelly

Teri S. Stelly, Senior Vice President & Controller