Form 10-K
period 2004-12-31
MIDSOUTH BANCORP INC
filed 2005-03-31
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File number 1-11826

MIDSOUTH BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-1020809
(State of Incorporation)	(I.R.S. EIN Number)

102 Versailles Boulevard, Lafayette, LA 70501
(Address of principal executive offices)

Registrant’s telephone number, including area code: (337) 237-8343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes       No   X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $64.5 million. As of February 28, 2005, there were outstanding 4,454,256 shares of MidSouth Bancorp, Inc. common stock, $.10 par value, which stock is the only class of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2004, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MIDSOUTH BANCORP, INC.

2004 Annual Report on Form 10-K

PART I

ITEM 1 — Business.

The Company

     MidSouth Bancorp, Inc. (“MidSouth”) is a Louisiana corporation registered as a bank holding company under the Bank Holding Company Act of 1956. Its operations are conducted primarily through two wholly owned bank subsidiaries (the “Banks”), MidSouth Bank, N.A. (“MidSouth Bank”), chartered in February 1985, and Lamar Bank (“Lamar”), acquired in October 2004. MidSouth had previously offered consumer financing through a third subsidiary, Financial Services of the South, Inc. (the “Finance Company”). The Finance Company completed the liquidation of its loan portfolio in 2004 and is currently inactive.

The Banks

     MidSouth Bank is a national banking association domiciled in Lafayette, Louisiana. Lamar is a state-chartered bank domiciled in Beaumont, Texas. The Banks provide a broad range of commercial and retail community banking services primarily to professional, commercial and industrial customers in their market areas. These services include, but are not limited to, interest bearing and non-interest bearing checking accounts, investment accounts, cash management services, electronic banking services, credit card and secured and unsecured loan products. The Banks are U.S. government depositories and are members of the Pulse network which provides its customers with automatic teller machine services through the Pulse and Cirrus networks. Membership in the Community Cash Network provides MidSouth Bank customers with additional access throughout the Greater New Orleans area with no surcharge. MidSouth Bank operates the twenty locations and Lamar operates the five locations described below under “Item 2 — Properties.”

Employees

     As of December 31, 2004, the Banks employed approximately 300 full-time equivalent employees and the Finance Company had no employees. MidSouth has no employees who are not also employees of the Banks. Through the Banks, employees receive employee benefits, which include an employee stock ownership plan, a 401-K plan and life, health and disability insurance plans. MidSouth’s directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company. MidSouth considers the relationships of the Banks with their employees to be very good.

Competition

     The Banks face keen competition in their market areas from both traditional and non-traditional financial services providers, such as commercial banks, savings banks, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, money market mutual funds, brokerage houses and retail stores that provide credit facilities. Several of the financial services competitors in MidSouth’s market areas are substantially larger and have far greater resources, however, MidSouth has effectively competed by building long term customer relationships and customer loyalty through a continued focus on quality customer service enhanced by current technology and effective delivery systems.

Other factors, including economic, legislative and technological changes, also impact MidSouth’s competitive environment. MidSouth’s management continually evaluates competitive challenges in the financial services industry and develops appropriate responses consistent with its overall market strategy.

Competitive and legislative pressures have recently increased consolidation activity within the financial services industry. Many of MidSouth’s competitors have been actively expanding through acquisition. MidSouth’s acquisition of Lamar in October 2004 afforded the opportunity to realize a long-term strategic goal of expanding along the I-10 corridor into the Texas market. Although its primary focus is to grow in existing markets with new branches, MidSouth remains open to growth opportunities through acquisitions that would build shareholder value.

Supervision and Regulation — Bank Holding Companies

Participants in the financial services industry are subject to varying degrees of regulation and government supervision. The following section summaries contain important aspects of the supervision and regulation of banks and bank holding companies. The current system of laws and regulations can change over time and we cannot predict whether these changes will be favorable or unfavorable to MidSouth or the Banks.

General. As a bank holding company, MidSouth is subject to the Bank Holding Company Act of 1956 (the “Act”) and to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Act requires MidSouth to file periodic reports with the Federal Reserve Board and subjects MidSouth to regulation and examination by the Federal Reserve Board. The Act also requires MidSouth to obtain the prior approval of the Federal Reserve Board for acquisitions of substantially all of the assets of any bank or bank holding company or more than 5% of the voting shares of any bank or bank holding company. The Act prohibits MidSouth from engaging in any business other than banking or bank-related activities specifically allowed by the Federal Reserve Board, including the modifications to the Act brought about by the enactment of the Graham-Leach-Bliley Act (“GLB”) of 1999.

Gramm-Leach-Bliley Act. This financial services reform legislation (1) permits commercial banks to affiliate with investment banks, 2) permits companies that own commercial banks to engage in any type of financial activity, and 3) allows subsidiaries of banks to engage in a broad range of financial activities beyond those permitted for banks themselves. As a result, banks, securities firms, and insurance companies will be able to combine much more readily.

Under provisions of GLB, two new types of regulated entities are authorized to engage in a broad range of financial activities much more extensive that those of standard holding companies. A “financial holding company” can engage in all newly-authorized activities and is simply a bank holding company whose depository institutions are well-capitalized, well-managed, and has a CRA rating of “satisfactory” or better. A “financial subsidiary” is a direct subsidiary of a bank that satisfies the same conditions as a ‘financial holding company”plus several more. The “financial subsidiary” can engage in most of the newly-authorized activities, which are defined as securities, insurance, merchant banking/equity investment, “financial in nature,” and “complementary” activities.

GLB also defines the concept of “functional supervision” meaning similar activities should be regulated by the same regulator, with the Federal Reserve Board serving as an “umbrella” supervisory authority over bank and financial holding companies.

While GLB created new opportunities for MidSouth to offer expanded services to its customer base in the future, MidSouth has not yet determined the nature of the expanded services or when the services will be offered.

Support of Subsidiary Banks by Holding Companies. Under current Federal Reserve Board policy, the Company is expected to act as a source of financial strength for the Banks and to commit resources to support the Banks in circumstances where it might not do so absent such policy. In addition, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority of payment.

Limitations on Acquisitions of Bank Holding Companies. As a general proposition, other companies seeking to acquire control of a bank holding company such as the Company would require the approval of the Federal Reserve Board under the Act. In addition, individuals or groups of individuals seeking to acquire control of a bank holding company would need to file a prior notice with the Federal Reserve Board (which the Federal Reserve Board may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank holding company.

Sarbanes-Oxley Act of 2002. Signed into law on July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) addresses many aspects of corporate governance and financial accounting and disclosure. Primarily, it provides a framework for the oversight of public company auditing and for insuring the independence of auditors and audit committees. Under SOX, audit committees are responsible for the appointment, compensation and oversight of the work of external and internal auditors. SOX also provides for enhanced and accelerated financial disclosures, establishes certification requirements for a company’s chief executive and chief financial officers and imposes new restrictions on and accelerated reporting of certain insider trading activities. Significant penalties for fraud and other violations are included in SOX.

Section 404 of SOX requires a company to include in its annual report a statement of management’s responsibility to establish and maintain adequate internal control over financial reporting and management’s conclusion on the effectiveness of internal controls at year-end. Additionally, independent auditors are required to attest to and report on management’s evaluation of internal controls over financial reporting. Due to a recent extension granted to non-accelerated filers, MidSouth currently would not be required to comply with Section 404 requirements until December 2006, unless the market value of its public float exceeds $75 million at June 30, 2005.

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. MidSouth and the Banks are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide the law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

Capital Adequacy Requirements. The Federal Reserve Board and the Office of the Comptroller of Currency require that the MidSouth and the Banks meet certain minimum ratios of capital to assets in order to conduct their activities. Two measures of regulatory capital are used in calculating these ratios — Tier 1 Capital and Total Capital. Tier 1 Capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total Capital generally consists of Tier 1 Capital plus the allowance for loan losses, preferred stock that did not qualify as Tier 1 Capital, certain types of subordinated debt and a limited amount of other items.

     The Tier 1 Capital ratio and the Total Capital ratio are calculated against an asset total weighted for risk. Certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, often have a 100% risk weighting. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations. The leverage ratio also provides a measure of the adequacy of Tier 1 Capital, but assets are not risk-weighted for this calculation. Assets deducted from regulatory capital, such as goodwill and other intangible assets, are also excluded from the asset base used to calculate capital ratios. The minimum capital ratios for both the Company and the Bank are generally 8% for Total Capital, 4% for Tier

1 Capital and 4% for leverage.

At December 31, 2004, the MidSouth’s ratios of Tier 1 and total capital to risk-weighted assets were 12.08% and 12.96%, respectively. MidSouth’s leverage ratio (Tier 1 capital to total average adjusted assets) was 8.73% at December 31, 2004. All three regulatory capital ratios exceeded regulatory minimums at December 31, 2004.

Supervision and Regulation

General. As a national banking association, MidSouth Bank is supervised and regulated by the Office of the Comptroller of the Currency (its primary regulatory authority), the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”). Under Section 23A of the Federal Reserve Act, the Bank is restricted in its ability to extend credit to or make investments in MidSouth and other affiliates as that term is defined in that act. National banks are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located and are limited as to powers, locations and other matters of applicable federal law.

As a state-chartered bank, Lamar is supervised and regulated by the Texas Department of Banking and the FDIC. The Texas Constitution, as amended in 1986, provides that a Texas-chartered state bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Texas Banking Department and the FDIC.

Capital Adequacy Requirements. National and state banks are subject to regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on a bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

To be eligible to be classified as “well-capitalized,” the Banks must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or more. If an institution fails to remain well-capitalized, it will be subject to a series of restrictions that increase as the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend, or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the Federal Deposit Insurance Corporation (FDIC), are subject to growth limitations, and must submit a capital restoration plan that is guaranteed by the institution’s parent holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

As of December 31, 2004, the most recent notification from the FDIC categorized the

MidSouth Bank and Lamar as “well capitalized” under the regulatory framework for prompt corrective action. All three regulatory capital ratios for the Banks exceeded these minimums at December 31, 2004.

Deposit Insurance. MidSouth Bank is a member of the FDIC, and its deposits are insured by the FDIC up to the amount permitted by law. MidSouth Bank is thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to different premium categories based primarily on each institution’s capital position and its overall risk rating as determined by its primary regulator. Annual premium rates currently range from none for institutions that are judged to pose the least risk to the insurance fund to 27 cents per $100 of assessable deposits for the most risky institutions, but the FDIC is authorized to set the top rate as high as 31 cents. Under the premium structure currently in effect and based on its current capital position and regulatory risk rating, the Bank pays no deposit insurance premium.

Community Reinvestment Act. MidSouth Bank is subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA), and the related regulations issued by federal banking agencies. The CRA states that all banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA also charges a bank’s primary federal regulator, in connection with the examination of the institution or the evaluation of certain regulatory applications filed by the institution, with the responsibility to assess the institution’s record in fulfilling its obligations under the CRA. The regulatory agency’s assessment of the institution’s record is made available to the public. MidSouth Bank received a satisfactory rating following its most recent CRA examination.

Consumer Regulation. Activities of the Banks are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include provisions that:

•	govern the Banks’ disclosures of credit terms to consumer borrowers;

•	limit the interest and other charges collected or contracted for by the Banks;

•	require the Banks to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit the Banks from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;

•	require that the Banks safeguard the personal nonpublic information of its customers, provide annual notices to consumers regarding the usage and sharing of such information, and limit disclosure of such information to third parties except under specific circumstances; and

•	govern the manner in which the Banks may collect consumer debts.

The deposit operations of the Banks are also subject to laws and regulations that:

•	require the Banks to adequately disclose the interest rates and other terms of consumer deposit accounts;

•	impose a duty on the Banks to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	govern automatic deposits to and withdrawals from deposit accounts with the Banks and the rights and liabilities of customers who use automated teller machines and other electronic banking services.

Governmental Policies

The operations of financial institutions may be affected by the policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are open market operations in United States Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits. These policies have significant effects on the overall growth and profitability of the loan, investment and deposit portfolios. The general effects of such policies upon future operations cannot be accurately predicted.

Available Information

MidSouth files annual, quarterly and current reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC Internet site’s address is http://www.sec.gov. The Company maintains a corporate website at www.midsouthbank.com. We provide public access free of charge to our annual reports on Form 10-K for the last five years, and our most recent quarterly report on Form 10-Q under the Corporate Relations section of our corporate website.

ITEM 2 — Properties.

     MidSouth leases its principal executive and administrative offices and principal MidSouth Bank facility in Lafayette, Louisiana under a twenty-year lease expiring December 31, 2011. MidSouth Bank has six other banking offices in Lafayette, Louisiana, three in New Iberia and one banking office in each of Breaux Bridge, Cecilia, Jeanerette, Opelousas, Morgan City, Jennings, Lake Charles, and Sulphur, Louisiana. Thirteen of these offices are owned and five are leased. MidSouth Bank also leases space for two limited service banking offices in Thibodaux and Houma, Louisiana. In 2004, property was purchased in Houma to begin construction of a full service banking office to be completed in 2005. Management continues to review possible sights for a full service banking office in Thibodaux. Additionally in 2004, property was purchased for another Lafayette branch to be located on a major retail thoroughfare. Plans were also made to construct an office in the Town Square of the traditional neighborhood of River Ranch, which will bring the number of offices in MidSouth Bank’s home market to nine.

Lamar operates three full service banking offices in Beaumont, Texas, including its headquarters located at 555 N. Dowlen Road in Beaumont, two of which are owned and one is leased. Additional full service banking offices are located in Vidor and College Station, and a loan production office is located in Conroe. The College Station and Conroe offices are leased facilities. Management is currently reviewing possible sites to add full service banking offices in the College Station, Conroe and north Houston areas.

ITEM 3 — Legal Proceedings.

     The Banks have been named as a defendant in various legal actions arising from normal business activities in which damages of various amounts are claimed. While the amount, if any, of ultimate liability with respect to such matters cannot be currently determined, management believes, after consulting with legal counsel, that any such liability will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 4 — Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of MidSouth’s security holders in the fourth quarter of 2004.

Item 4A — Executive Officers of the Registrant

C. R. Cloutier, 57 — President, Chief Executive Officer and Director of MidSouth and MidSouth Bank since 1984.

Karen L. Hail, 51 – Named Senior Executive Vice President and Chief Operations Officer of MidSouth Bank in 2002 and Director of MidSouth Bank, and Secretary and Treasurer and Director of MidSouth since 1984.

Donald R. Landry, 48 – Senior Vice President and Senior Loan Officer of MidSouth Bank since 1995 and named Executive Vice President in 2002.

Jennifer S. Fontenot, 50 — Senior Vice President since 1995 and named Chief Information Officer of MidSouth Bank in 2002.

Dwight Utz, 51 — Senior Vice President of Retail Banking since 2001; prior to his employment at MidSouth Bank, Mr. Utz was a Corporate Vice President for PNC Bank Corporation in Pittsburgh, Pennsylvania from 1973 to 2000.

Teri S. Stelly, 45 — Senior Vice President and Controller of MidSouth since 1998 and named Chief Financial Officer of MidSouth Bank in 2002.

Christopher J. Levanti, 38 – Joined MidSouth as Senior Vice President of Credit Administration in 2002; prior to his employment at MidSouth Bank, Mr. Levanti was Senior Credit Manager at First Data Merchant Services in Melville, New York from 2000 to 2002.

Gregory King, 49 — Joined MidSouth as Vice President and Loan Review Officer in 2003; promoted to Senior Vice President of Risk Management in 2004; prior to his employment with MidSouth Bank, Mr. King was Executive Vice President and Chief

Operating Officer at LBA Savings Bank in Lafayette, Louisiana from 1997 to 2003. Prior to that position, Mr. King was employed as a national bank examiner.

     All executive officers of the Company are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

PART II

     ITEM 5 — Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     As of February 28, 2005, there were 753 common shareholders of record. MidSouth’s Common Stock trades on the American Stock Exchange under the symbol “MSL.” The high and low sales prices for the past eight quarters are provided in the Selected Quarterly Financial Data tables included with this filing under Item 7 and is incorporated herein by reference.

     Cash dividends totaling $1,112,360 were declared to common stockholders during 2004. The quarterly dividend of $.06 per share was paid for each quarter of 2004 and a special dividend of $.06 per share was paid in addition to the $.06 per share for the fourth quarter of 2004. It is the intention of the Board of Directors of MidSouth to continue paying quarterly dividends on the common stock at a rate of $.06 per share. Cash dividends totaling $992,648 were declared to common stockholders during 2003. The quarterly dividend was increased from $.05 per share to $.06 per share beginning in the third quarter of 2003 and a special dividend of $.10 per share was paid in addition to the $.06 per share for the fourth quarter of 2003. Restrictions on the Company’s ability to pay dividends are described in Item 7 below under the heading “Liquidity — Dividends” and in Note 13 to the Company’s consolidated financial statements.

The following table provides information with respect to purchases made by or on behalf of MidSouth or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the fourth quarter ended December 31, 2004. In addition to the repurchases detailed below, a total of 6,576 shares were added to Treasury Stock through a five-for-four stock split paid on November 30, 2004.

	Total Number	Average Price	Total Number	Maximum
	of Shares	Paid per	of Shares	Number of
	Purchased	Share	Purchase as	Shares That
			Part of a	May Yet be
			Publicly	Purchased
			Announced	Under the
			Plan[1]	Plan[1]
October 2004	400	$26.55	400	191,478
November 2004	-0-	—	—	—
December 2004	-0-	—	—	—

1 — Under a share repurchase program approved by MidSouth’s Board of Directors on November 13, 2002, MidSouth can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions. The repurchase program does not have an expiration date.

ITEM 6

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

		Year Ended December 31,
		2004	2003	2002	2001	2000
Gross interest income		$27,745,570	$24,230,450	$24,125,789	$26,424,027	$24,449,115
Interest expense		(5,693,397)	(4,679,685)	(6,709,231)	(10,408,926)	(9,787,165)

Net interest income		22,052,173	19,550,765	17,416,558	16,015,101	14,661,950
Provision for loan losses		(991,480)	(550,000)	(1,398,250)	(2,176,224)	(897,038)
Other operating income		9,220,928	7,597,780	6,921,388	5,432,859	4,582,995
Other expenses		(20,859,859)	(17,970,856)	(17,082,360)	(15,462,472)	(14,501,566)

Income before income taxes		9,421,762	8,627,689	5,857,336	3,809,264	3,846,341
Provision for income taxes		(2,442,331)	(2,294,376)	(1,428,253)	(866,105)	(951,204)

Net Income		6,979,431	6,333,313	4,429,083	2,943,159	2,895,137
Preferred stock dividend requirement	(1)				(52,751)	(246,024)

Net income available to common shareholders		$6,979,431	$6,333,313	$4,429,083	$2,890,408	$2,649,113

Basic earnings per share	(2)	$1.70	$1.60	$1.11	$0.79	$0.78
Diluted earnings per share	(2)	$1.63	$1.53	$1.09	$0.73	$0.69
Dividends per share	(2)	$0.26	$0.26	$0.18	$0.15	$0.15
Total loans		$386,471,421	$261,872,776	$227,052,226	$214,390,121	$204,584,860
Total assets		610,087,872	432,914,305	382,686,993	363,779,863	346,373,433
Total deposits		530,382,792	374,388,482	343,474,846	330,577,458	319,547,205
Cash dividends on on common stock		1,112,360	992,648	725,286	547,966	501,443
Long-term obligations	(3)	15,465,000	7,217,000	7,785,030	8,648,000	4,650,968
Selected ratios:
Loans to assets		63.35%	60.49%	59.33%	58.93%	59.06%
Loans to deposits		72.87%	69.95%	66.10%	64.85%	64.02%
Deposits to assets		86.94%	86.48%	89.75%	90.87%	92.26%
Return on average assets		1.39%	1.56%	1.20%	0.85%	0.98%
Return on average common equity	(4)	18.73%	20.90%	17.59%	14.04%	17.70%

(1)	A $107,250 charge resulting from the retirement of 11,000 shares of MidSouth Bancorp, Inc. Series A Preferred Stock is included in the amount recorded as preferred dividends for the year ended December 31, 2000. On August 1, 2001, MidSouth completed the redemption of its Series A Preferred Stock. Only 3,527 shares had not been converted to MidSouth Common Stock as of July 26, 2001, the final day for converting. The remaining 3,527 Preferred Shares were redeemed at a Redemption Price of $14.33 per share.

(2)	On November 30, 2004, MidSouth paid a 25% stock dividend on its common stock to holders of record on October 29, 2004. On August 29, 2003, a 10% stock dividend was paid to holders of record on July 31, 2003. Per common share data has been adjusted accordingly.

(3)	On September 20, 2004, MidSouth issued $8,248,000 of junior subordinated debentures to partially fund the acquisition of Lamar Bancshares, Inc. on October 1, 2004. On February 21, 2001, MidSouth completed the issuance of $7,217,000 of junior subordinated debentures. For regulatory puposes, these funds qualify as Tier 1 Capital. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.

(4)	In 2004, the return on average common equity ratio reflected the impact of approximately $9 million in goodwill added as a result of the Lamar Bancshares, Inc. acquisition. For the year ended December 31, 2000, return on average common equity is calculated before the effect of the $107,250 charge related to the retirement of 11,000 shares of preferred stock.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

MidSouth Bancorp, Inc. (“MidSouth”) is a multi-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary banks (the “Banks”), MidSouth Bank, N. A., headquartered in Lafayette, Louisiana and Lamar Bank, headquartered in Beaumont, Texas. A third subsidiary, Financial Services of the South, Inc. (the “Finance Company”) completed the liquidation its loan portfolio in 2004 and is inactive. Following is management’s discussion of factors that management believes are among those necessary for an understanding of MidSouth’s financial statements. The discussion should be read in conjunction with MidSouth’s consolidated financial statements and the notes thereto presented herein.

Forward Looking Statements

The Private Securities Litigation Act of 1995 provides a safe harbor for disclosure of information about a company’s anticipated future financial performance. This act protects a company from unwarranted litigation if actual results differ from management expectations. This management’s discussion and analysis reflects management’s current views and estimates of future economic circumstances, industry conditions, MidSouth’s performance and financial results based on reasonable assumptions. A number of factors and uncertainties could cause actual results to differ materially from the anticipated results and expectations expressed in the discussion. These factors and uncertainties include, but are not limited to:

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

• and acts of terrorism, weather, or other events beyond MidSouth’s control.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. MidSouth’s significant accounting policies are described in the notes to the consolidated financial statements included in this report. MidSouth’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, MidSouth’s estimates would be updated and additional provisions for loan losses may be required. See “ – Asset Quality – Allowance for Loan Losses.” Another of MidSouth’s critical accounting policies relates to its goodwill and intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment annually. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.

Recent Transactions

On October 1, 2004, MidSouth completed a merger with Lamar Bancshares, Inc. of Beaumont, Texas to merge the two holding companies. The banks held by the two holding companies, MidSouth Bank and Lamar Bank, will continue to operate as separate subsidiaries under MidSouth Bancorp, Inc. At December 31, 2004, Lamar Bank had assets of $125 million and six banking offices serving southwest Texas and Lafayette-based MidSouth Bank had assets of $497 million and twenty banking offices serving the southwest Louisiana market.

On November 30, 2004, MidSouth paid a five-for-four (25%) stock split on its common stock to holders of record as of October 29, 2004. On January 4, 2005, MidSouth paid its regular quarterly dividend of $.06 per share and an additional $.06 Special Dividend to its common stockholders of record as of December 15, 2004.

Results of Operations

MidSouth’s net income for the year ended December 31, 2004 totaled $7.0 million compared to $6.3 million for the year ended December 31, 2003. Basic earnings per share were $1.70 and $1.60 for the years ended December 31, 2004 and 2003, respectively. Diluted earnings per share were $1.63 for the year ended December 2004, which is a 7% increase over the $1.53 per share earned for the year ended December 2003. In year-to-date comparison, net income increased primarily due to a $2.5 million or 13% increase in net interest income combined with a $1.6 million or 21% increase in non-interest income, primarily in service charge revenues and insufficient funds fees on deposit accounts. The increases in net interest income and non-interest income were partially offset by increased provisions to the Allowance for Loan Losses (“ALL”) of $441,480 and increased non-interest expenses totaling $2.9 million, primarily in salaries and employee benefits, occupancy expenses and marketing costs.

MidSouth’s total consolidated assets increased $177.2 million or 41% from $432.9 million at December 31, 2003 to $610.1 million at December 31, 2004. Of the $177.2 million in growth, $127.8 million represented the fair value of assets acquired and liabilities assumed through a merger with Lamar Bancshares, Inc. on October 1, 2004. Loans acquired through the Lamar merger totaled $81.4 million and deposits totaled $97.2 million. Net of the growth associated with the Lamar merger, MidSouth added $49.1 million in assets, primarily through deposit growth within existing markets. The deposit growth resulted primarily from a deposit campaign held by MidSouth Bank beginning in the first quarter of 2004. The campaign introduced MidSouth Bank’s new Platinum Money Market account for both retail and commercial customers.

Loans, net of Allowance for Loan Losses (“ALL”), increased $124.6 million or 48%, from $261.9 million at December 31, 2003 to $386.5 million at December 31, 2004, of which $81.4 million was acquired through the Lamar merger. The remaining $43.2 million in loan growth resulted primarily from commercial and real estate credits funded by MidSouth Bank. Nonperforming loans, including loans past due 90 days and over, as a percentage of total loans decreased from .51% or $1.3 million at December of 2003 to .25% or $.9 million at December of 2004. Other nonperforming assets, including other real estate owned and other foreclosed assets, increased $.5 million to $.7 million due to nonperforming assets acquired with the Lamar merger. Net charge-offs for 2004 were $885,000 or .30% of average loans compared to $651,000 or .27% a year earlier. MidSouth provided $991,480 for loan losses in 2004 compared to $550,000 in 2003 to bring the ALL as a percentage of total loans to 1.00% at year-end 2004 compared to 1.07% at year-end 2003. Sustained loan growth throughout 2004 and loan concentrations in the commercial real estate and oil and gas loan portfolios supported the increase in provisions.

MidSouth’s leverage ratio was 8.73% at December 31, 2004, compared to 8.85% at December 31, 2003. Return on average common equity was 18.73% for 2004 compared to 20.90% for 2003. The return on average common equity for 2004 was affected by the issuance of stock in connection with the Lamar merger. Return on average assets was 1.39% compared to 1.56% for the same periods, respectively.

EARNINGS ANALYSIS
Net Interest Income

The primary source of earnings for MidSouth is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. MidSouth’s net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.96%, 5.46%, and 5.38% for the years ended December 31, 2004, 2003, and 2002, respectively. The 50 basis point decline in MidSouth’s net interest margin in 2004 resulted primarily from a 75 basis point decrease in loan yields as explained in the following paragraph. Tables 1 and 2 analyze the changes in net interest income for each of the three year periods ended December 31, 2004.

Table 1
Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)

	Year Ended December 31,
	2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate
ASSETS
Investment Securities and Interest-bearing Deposits (1)
Taxable	$85,786	2,868	3.34%	$73,356	2,324	3.17%	$65,594	3,093	4.72%
Tax Exempt	68,313	3,398	4.97%	52,407	2,856	5.45%	39,379	2,505	6.36%

Total Investments	154,099	6,266	4.07%	125,763	5,180	4.12%	104,973	5,598	5.33%
Federal Funds Sold and Securities
Purchased Under
Agreements to Resell	10,576	117	1.11%	6,509	64	0.98%	8,974	135	1.50%
Loans
Commercial and Real Estate	246,284	17,414	7.07%	198,479	15,441	7.78%	179,499	14,739	8.21%
Installment	53,164	4,933	9.28%	43,044	4,386	10.19%	44,205	4,407	9.97%

Total Loans	299,448	22,347	7.46%	241,523	19,827	8.21%	223,704	19,146	8.56%
Total Earning Assets	464,123	28,730	6.19%	373,795	25,071	6.71%	337,651	24,879	7.37%
Allowance for Loan Losses	(3,061)			(2,905)			(2,714)
Nonearning Assets	40,426			33,017			32,055

Total Assets	$501,488			$403,907			$366,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW, Money Market, and Savings	$229,809	$2,522	1.10%	$166,605	$1,362	0.82%	$134,502	$1,706	1.27%
Certificates of Deposits	111,580	2,251	2.02%	104,959	2,517	2.40%	114,002	4,174	3.66%

Total Interest Bearing Deposits	341,389	4,773	1.40%	271,564	3,879	1.43%	248,504	5,880	2.37%
Federal Funds Purchased and Securities
Sold Under Agreements
to Repurchase	6,364	89	1.41%	5,802	66	1.14%	3,469	56	1.61%
FHLB Advances	1,197	15	1.22%	308	3	0.97%	—	—
Notes Payable				326	17	5.21%	946	59	6.24%
Junior Subordinated Debentures	9,461	816	8.63%	7,000	714	10.20%	7,000	714	10.20%

Total Interest Bearing Liabilities	358,411	5,693	1.59%	285,000	4,679	1.64%	259,919	6,709	2.58%
Demand Deposits	103,651			89,117			81,625
Other Liabilities	2,163			1,286			1,513
Stockholders’ Equity	37,263			28,504			23,935

Total Liabilites and Stockholders’ Equity	$501,488			$403,907			$366,992

NET INTEREST INCOME AND NET INTEREST SPREAD		$23,037	4.60%		$20,392	5.07%		$18,170	4.79%

NET YIELD ON EARNING ASSETS			4.96%			5.46%			5.38%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

(2)	Interest income of $985,000 for 2004, $841,000 for 2003, and $754,000 for 2002 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

(3)	Interest income includes loan fees of $2,025,000 for 2004, $2,005,000 for 2003, and $1,486,000 for 2002. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	2004 Compared to 2003			2003 Compared to 2002
	Total			Total
	Increase	Change Attributable To		Increase	Change Attributable To
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment Securities and Interest Bearing Deposits Taxable	$544	$412	$132	($769)	$436	($1,205)
Tax Exempt	542	763	(221)	351	619	(268)
Federal Funds Sold and Securities Purchased Under Agreement to Resell	53	44	9	(71)	(31)	(40)
Loans, including fees	2,520	4,068	(1,548)	681	1,397	(716)

TOTAL	3,659	5,287	(1,628)	192	2,421	(2,229)

Interest Paid On:
Interest Bearing Deposits	894	969	(75)	(2,001)	612	(2,613)
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	23	7	16	10	18	(8)
FHLB Advances	12	12		3	2	1
Notes Payable	(17)	(17)		(42)	(34)	(8)
Junior Subordinated Debentures	102	181	(79)	—	—	—

TOTAL	1,014	1,152	(138)	(2,030)	598	(2,628)

Taxable-equivalent net interest income	$2,645	$4,135	($1,490)	$2,222	$1,823	$399

NOTE: Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Net interest income (on a taxable-equivalent basis) increased $2.6 million for 2004 over 2003 and $2.2 million for 2003 over 2002. Net interest income improved in 2004 primarily due to a $90.3 million or 24% increase in the average volume of earning assets, of which $26 million was attributed to the Lamar merger. In 2003, the increase in net interest income resulted primarily from a significant decline in interest expense. Volume increases in earning assets significantly offset the impact of declining yields on earning assets in 2004 to net an increase in interest income of $3.7 million. Volume increases in earning assets in 2003 matched the effect of declining rates, resulting in a minimal improvement in interest income of $192,000 for 2003. The average yield on loans in 2004 was 7.46%, down 75 basis points from 8.21% in 2003 and down 110 basis points from 8.56% in 2002. Market competition, a slowing economy, and changes in the New York prime lending (“Prime”) rate impacted MidSouth’s loan yields over the past three years. However, during the third and fourth quarters of 2004, the Prime rate increased 125 basis points to 5.25%, positively impacting loan yields on MidSouth’s $107.2 million in variable rate loans. Average loans as a percentage of average earnings assets remained relatively constant at 65% for 2003 and 2004 after a decrease from 66% in 2002. Improved loan demand and increased loan participations in 2004 resulted in volume increases, which boosted interest income from loans, including loan fees, by $2.5 million from 2003 to 2004 versus $.7 million from 2002 to 2003.

In the investment portfolio over the past three years, MidSouth continually faced the challenge of investing excess cash flows in investment securities that yielded reasonable returns without taking on too much risk. The average volume of investment securities was $154.1 million in 2004, an increase of $28.3 million primarily due to the addition of Lamar Bank’s $21.1 million investment portfolio. Additional purchases were made in the portfolio with cash flows from MidSouth Bank’s deposit campaign. In 2003, the average volume of investment securities increased $20.8 million primarily due to the investment of $26.9 million in average deposits added in the third quarter of 2003 from a public fund contract. The public fund deposits were invested primarily in government agency securities due to soft loan demand during the third quarter of 2003. Average taxable equivalent yields on investment securities decreased to 4.07% in 2004, down 5 basis points from 4.12% in 2003 and down 126 basis points from 5.33% in 2002. The increase in volume during 2004 offset the minimal decline in yield to result in an increase of $1.1 million in interest income on investment securities in 2004. The decrease in yields during 2003 offset the increase in volume and resulted in a decrease in interest income on investment securities of $418,000 in 2003. High prepayment speeds on mortgage-backed securities in 2003 also contributed to the decreased interest income in 2003.

MidSouth maintained its core non-interest bearing deposit base at 23% of average total deposits in 2004. The interest-bearing deposit mix continued to improve in 2004, with 52% in NOW, money market, and savings deposits and 25% in certificates of deposit, primarily due to the introduction of MidSouth’s Platinum Money Market accounts. In 2003, the core non-interest bearing deposit base was 25% of average total deposits and the mix of average total interest-bearing deposits was 46% NOW, money market and savings deposits and 29% certificates of deposit. These two categories of interest-bearing deposits were 40% and 34% of average total deposits, respectively, in 2002, and the core non-interest bearing deposit base was 25% of average total deposits. Increased volume in interest-bearing deposits combined with a higher rate offered on the Platinum Money Market accounts increased interest expense by $.9 million in 2004. The volume increase in interest-bearing deposits in 2003 was offset by a significant rate decrease, resulting in a $2 million decrease in interest expense. The volume increase in 2003 resulted from the approximately $27 million in public funds money deposited in July of 2003. MidSouth will bid on renewal of the deposit contract prior to expiration on June 30, 2005.

On September 20, 2004, MidSouth completed a second issuance of junior subordinated debentures in the amount of $8,248,000. The $8.2 million in debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at December 31, 2004 was 5.01%. The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter. Previously, in February 2001, MidSouth issued $7,217,000 of junior subordinated debentures. The $7.2 million in debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031 and, under certain circumstances, are subject to repayment on February 22, 2011 or thereafter. In September 2003, the note payable at the Finance Company was paid out with cash flows from payments received on existing credits. The note payable averaged $.3 million in 2003 at a rate of 5.21% compared to $.9 million in 2002 at a rate of 6.24%.

Non-Interest Income

Excluding Securities Transactions. Service charges and fees on deposit accounts represent the primary source of non-interest income for MidSouth. Income from service charges and fees on deposit accounts (including insufficient funds fees) increased $1.7 million in 2004 and $.6 million in 2003. Of the $1.7 million increase in 2004, $530,331 represents non-interest income from Lamar Bank for the fourth quarter of 2004. The remaining $1.2 million increase in 2004 and $.6 million increase in 2003 resulted primarily from an increase in the number of transaction accounts and the volume of insufficient funds checks processed by MidSouth. The number of active transaction accounts increased from 28,795 in 2002, to 31,221 in 2003 and to 33,410 in 2004. The service charge structures on transaction accounts have not changed over the past three years and are on the lower end of fees charged by competitors in MidSouth’s markets. The insufficient funds fee was increased on November 1, 2004 from $22.00 to $23.47 per NSF item, still well below competitors NSF charges in MidSouth’s markets.

Non-interest income resulting from other charges and fees decreased $27,287 in 2004 as compared to an increase of $274,761 in 2003. Refinancing activity declined in 2004 and decreased income from a third party mortgage program by $88,868 after increasing $160,188 in 2003. Income from third party investment advisory services decreased $106,408 in 2004 compared to an increase of $79,886 in 2003 due primarily to the introduction of a new investment product and increased transaction volume during 2003. Increased income from MidSouth’s Visa Debit Card and ATM services of $185,522 offset the decreases in income from the mortgage program and investment advisory services in 2004. Income from Visa Debit Card and ATM services also increased $123,594 in 2003. The increases for 2003 and 2004 are due to increased card activity and the elimination of a third party processor. Income from MidSouth’s

Visa Merchant program decreased $242,845 in 2004 due to MidSouth outsourcing the program to First Data Corporation in the third quarter of 2003. Increases in other miscellaneous non-interest income categories offset most of the decrease in Visa Merchant income for 2004.

Securities Transactions. MidSouth had net gains on sales of securities totaling $132,450 in 2004, $98,025 in 2003, and $156,259 in 2002. Gains on sales of securities for 2004 resulted almost entirely from the sale of a correspondent bank’s common stock in July of 2004. MidSouth no longer utilized any services with the bank and therefore liquidated its stock position. Sales of available-for-sale securities totaling $6.5 million in 2003 and $3.4 million in 2002 allowed MidSouth to improve the overall yield on the securities sold as they neared maturity.

Non-interest Expense

Total non-interest expense increased 16% or $2.9 million from 2003 to 2004 and 5% or $.9 million from 2002 to 2003. Of the $2.9 million increase in non-interest expenses in 2004, $1.5 million represents operating expenses of Lamar Bank for the fourth quarter of 2004. MidSouth’s growth and expansion over the past three years resulted in increases primarily in salaries and employee benefits, occupancy expenses and marketing expenses. These increases reflect MidSouth’s long-term investment in staff development, system upgrades, and market development.

Salaries and employee benefits increased $1.6 million or 18% in 2004, primarily due an increase in full-time equivalent (“FTE”) employees from 216 in 2003 to 300, including 67 from the addition of Lamar Bank’s staff on October 1, 2004. Net of the addition of Lamar Bank’s staff, salary expense increases occurred primarily in lending, call center, retail travel team and administrative staffing and in incentive compensation costs based on MidSouth’s strong earnings for 2004. New positions included additional staff in the call center and retail operations to support MidSouth’s retail stores and enhance customer service.

In 2003, MidSouth continued a focus on strengthening risk management and work-flow processes that had begun in 2002. Salaries and employee benefits increased $546,001 or 7% as FTE employees increased from 212 in 2002 to 216 in 2003. The increase was primarily in credit administration and risk management salaries and incentive compensation based on MidSouth’s strong earnings for 2003. A senior level manager position was added late in 2002 and additional loan processor and collections positions during 2003. Additionally, MidSouth upgraded the loan review position to a senior level risk management position in the second quarter of 2003.

Occupancy expenses increased $432,894 or 11% in 2004 and $172,904 or 5% in 2003. Of the $432,894 increase in 2004, $231,537 represented occupancy expenses incurred by Lamar Bank in the fourth quarter of 2004. Of the remaining $201,357, increases were recorded primarily in property taxes, lease expense and auto expense. Lease expense increased primarily due to additional leased space at MidSouth’s headquarters in Lafayette and to minimal increases in rental rates for MidSouth Bank’s Pinhook location and Super One Foods in-store locations. Auto expense increased primarily due to increased gasoline and mileage costs and auto allowances granted during 2004. The 5% increase in 2003 resulted primarily from increases in leasehold depreciation and maintenance expenses, data processing software and hardware depreciation and property taxes. Data processing software and hardware depreciation increased in 2003 due to a $.5 million system upgrade in August 2003. Premises and equipment additions and leasehold improvements totaled approximately $3.7 million, $1.2 million and $1.7 million for the years 2004, 2003 and 2002, respectively. Additions and improvements during 2004 included the purchase of two pieces of property totaling $1.1 million to build new locations in Houma and Lafayette, a new building for the Moss Street location which totaled approximately $1 million, and renovations at MidSouth Bank’s Breaux Bridge location, which houses the data processing center, of approximately $345,000.

Total other non-interest expense increased $885,601 or 16% in 2004 and $169,591 or 3% in 2003. Of the $885,601 increase, $565,796 represented other non-interest expenses incurred by Lamar Bank in the fourth quarter of 2004. Of the remaining $319,805, increases were recorded primarily in legal and professional fees and marketing expenses. The increase in legal and professional fees included additional costs associated with various legal proceedings in the ordinary course of business and increases in accounting and comptroller fees. Marketing expenses increased due to costs associated with a deposit campaign, retail marketing promotions, and the introduction of a new advertising campaign. Additionally, MidSouth Bank continued to sponsor several trade shows within its markets. Other increases were noted in directors’ fees, printing & supplies, and postage. The increase in 2003 resulted primarily from an increase of $229,521 in marketing and community reinvestment expenses. The increase in marketing costs occurred in advertising and sponsorship costs associated with several trade shows within MidSouth’s market areas and from a radio advertising campaign.

Income Taxes

MidSouth’s tax expense increased by $147,955 in 2004 and $866,123 in 2003 and approximated 26% of income before taxes in 2004, compared to 27% in 2003. Increased interest income on non-taxable municipal securities reduced 2004 and 2003 taxes from the expected statutory rate of 34%. Interest income on non-taxable municipal securities also lowered the effective tax rate for 2002 to approximately 24%. Notes 1 and 10 to MidSouth’s Consolidated Financial Statements provide additional information regarding MidSouth’s income tax considerations.

BALANCE SHEET ANALYSIS

Securities

Total investment securities increased $27.1 million, from $141.6 million in 2003 to $168.7 million in 2004. The increase resulted primarily from the addition of Lamar Bank’s investment portfolio, which totaled $21.1 million at the closing of the merger on October 1, 2004. Additional purchases were made to invest cash flows from a deposit campaign held during the first and second quarters of 2004. Average duration of the portfolio was 2.45 years as of December 31, 2004 and the average taxable-equivalent yield was 4.07%. Cash flows from deposits and from maturities and paydowns within the portfolio were reinvested primarily in municipal securities and government agency securities and mortgage-backed securities. A decline in the market value of securities available-for-sale is included in the net change in 2004. Unrealized net gains in the securities available-for-sale portfolio were $372,402 at December 31, 2004, compared to unrealized net gains of $891,374 at December 31, 2003. These amounts result from interest rate fluctuations and do not represent permanent adjustments of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

At December 31, 2004, approximately 23% of MidSouth’s securities available-for-sale portfolio represented mortgage-backed securities and collateralized mortgage obligations (“CMO’s”). MidSouth monitors the risks due to changes in interest rates on mortgage-backed pools by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security. CMO’s totaled $1.9 million and represented pools which each had a book value of less than 10% of stockholders’ equity at December 31, 2004. All CMO’s held by MidSouth are AAA rated and not considered “high-risk” securities under the Federal Financial Institutions Examination Council (“FFIEC”) tests. MidSouth does not own any “high-risk” securities as defined by the FFIEC. An additional 26% of the available-for-sale portfolio consisted of U. S. Agency securities, while municipal and other securities represented 39% and 12% of the portfolio, respectively. A detailed credit analysis on each municipal offering is reviewed prior to purchase by an investment advisory firm. In addition, MidSouth limits the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the non-taxable municipal securities portfolio. The held-to-maturity portfolio consisted of $22.2 million in non-taxable and $.6 million in taxable municipal securities.

Loan Portfolio

Net of $81.4 million acquired through the Lamar merger, loan growth continued to be solid in 2004, with an increase of $43.2 million, following $34.9 million added to the portfolio during 2003. MidSouth’s loan portfolio totaled $386.5 million at December 31, 2004 compared to $261.9 million at December 31, 2003. For the past two years, MidSouth’s lenders met or exceeded aggressive goals with double-digit loan growth. A successful customer development program and an increase in loan participation opportunities, improved by the new Texas market, contributed to the loan growth. Of the $43.2 million growth in 2004 in MidSouth Bank’s portfolio, $16.7 million was in the real estate portfolio, including construction loans. The commercial loan portfolio increased $27.3 million, including lease loans. The real estate loan growth in 2004 and 2003 consisted of both commercial and consumer credits that call for ten to fifteen year amortization terms with rates fixed primarily for three and up to five years. The short-term structure of these credits allows management greater flexibility in controlling interest rate risk. The $81.4 million acquired through the Lamar merger consisted of 45% real estate loans, including construction loans, 42% consumer loans, and 13% in commercial and all other loans. MidSouth’s combined loan portfolio consisted of approximately 59% in fixed rate loans, with the majority maturing within three years. Approximately 41% of the portfolio earns a variable rate of interest, with 28% adjusting to changes in the Prime rate and another 13% adjusting on a scheduled repricing date. The mix of variable and fixed rate loans provides some protection to changes in market rates of interest.

LOAN PORTFOLIO
LOAN MATURITIES AND SENSITIVITY TO INTEREST RATES
for the Year Ended December 31, 2004

(dollars in thousands)

	Fixed and Variable Rate
	Loans at Stated Maturities				Amounts Over One Year With
	1 Year	1 Year -	Over		Fixed	Floating
	or Less	5 Years	5 Years	Total	Rates	Rates	Total

Commercial, Financial Industrial, Commercial Real Estate Mortgage and Commercial Real Estate – Construction	$95,688	$129,804	$70,472	$295,964	$120,786	$79,490	$200,276

Installment Loans to Individuals and Real Estate Mortgage	24,847	38,905	21,974	$85,726	56,175	4,704	$60,879

Lease Financing Receivables	156	3,892		$4,048	3,892		$3,892

Other	733			$733

TOTAL	$121,424	$172,601	$92,446	$386,471	$180,853	$84,194	$265,047

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

Asset Quality

Credit Risk Management. MidSouth manages its credit risk by observing written, board approved policies which govern all underwriting activities. The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan. These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department. Bank concentrations are monitored and reported to the Board of Directors quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment. At December 31, 2004, MidSouth Bank had two industry segment concentrations that aggregate more than 10% of its loan portfolio. Both the oil and gas segment and the commercial real estate segment of the loan portfolio represented approximately $31 million out of MidSouth Bank’s total $307 million portfolio.

Nonperforming Assets. Table 3 contains information about MidSouth’s nonperforming assets, including loans past due 90 days or more and still accruing.

Table 3 — Nonperforming Assets and Loans Past Due 90 Days or More

		December 31,
	2004	2003	2002
Loans on nonaccrual	$472,186	$828,543	$710,546
Loans past due 90 days or more and accruing	488,219	502,669	818,727

Total nonperforming loans	960,405	1,331,212	1,529,273
Other real estate owned, net	444,527	218,199	174,800
Other assets repossessed	283,128		45,062

Total nonperforming assets	$1,688,060	$1,549,411	$1,749,135

Nonperforming loans to total loans	0.25%	0.51%	0.67%

Nonperforming assets to total assets	0.28%	0.36%	0.46%

Allowance as a % of nonperforming loans	401%	209%	189%

Nonperforming assets, including loans past due 90 days or more and still accruing, totaled $1,688,060 at December 31, 2004, $1,549,411 at December 31, 2003 and $1,749,135 at December 31, 2002. Although nonperforming assets increased $138,649 from year-end 2003 to year-end 2004, nonperforming loans and loans past due 90 days or more and still accruing actually decreased $370,807. The increase resulted from the addition of one property held by Lamar Bank as other real estate owned totaling $331,577 and other assets repossessed totaling $236,843. Continued reductions in the volume of loans past due over 90 days and still accruing and the decrease in nonaccrual loans is the result of improved administration efforts and strengthened collection initiatives.

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

Allowance for Loan Losses. Provisions totaling $991,480, $550,000, and $1,398,250 for the years 2004, 2003 and 2002, respectively, were considered necessary by management to bring the allowance to a level sufficient to cover probable losses in the loan portfolio. Table 4 analyzes activity in the allowance for 2004 and 2003.

TABLE 4 — Summary of Loan Loss Experience
(in thousands)

	2004	2003	2002

BALANCE AT BEGINNING OF YEAR	$2,790	$2,891	$2,705

CHARGE-OFFS
Commercial, Financial and Agricultural	508	387	632
Real Estate — Mortgage	59	38	30
Installment Loans to Individuals	435	473	628
Lease Financing Receivables		7	74
Other	65

Total Charge-offs	1,067	905	1,364

RECOVERIES
Commercial, Financial and Agricultural	87	97	37
Real Estate — Mortgage	4	28
Installment Loans to Individuals	87	123	115
Lease Financing Receivables		6
Other	4

Total Recoveries	182	254	152

Net Charge-offs	885	651	1,212
Additions to allowance charged to operating expenses	991	550	1,398
Acquisition	955

BALANCE AT END OF YEAR	$3,851	$2,790	$2,891

	2004	2003	2002
Net charge-offs to average loans	0.30%	0.27%	0.54%
Year-end allowance to year-end loans	1.00%	1.07%	1.27%

Refer to “Balance Sheet Analysis — Asset Quality — Allowance for Loan Losses” for a description of the factors which influence management’s judgment in determining the amount of the provisions to the allowance.

		% of category		% of category
Allowance for Loan Losses	2004	to total loans	2003	to total loans

Commercial, Financial and Agricultural	$1,996	32.00%	$1,619	33.00%
Real Estate — Construction	382	11.00%	58	5.00%
Real Estate — Mortgage	613	39.00%	312	48.00%
Installment Loans to Individuals	789	17.00%	309	12.00%
Lease Financing Receivables	31	1.00%	17	2.00%
Other	40		106
Unallocated			369

	$3,851	100.00%	$2,790	100.00%

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

Funding Sources

Deposits. As of December 31, 2004, total deposits increased $156.0 million to $530.4 million, up from $374.4 million at December 31, 2003. Of the $156 million in deposit growth, $97.2 resulted from the Lamar merger. At December 31, 2004, Lamar Bank’s deposit portfolio had increased to $99.2 million with 20% in non-interest bearing transaction accounts, 45% in interest bearing transaction accounts and 35% in certificates of deposit (“CD’s”). Contributing to the change in total deposits for 2004 was approximately $50 million in deposits resulting from a deposit campaign held by MidSouth Bank during the months of March, April, and May of 2004. The campaign introduced the new Platinum Money Market accounts for retail and commercial customers, which represented approximately $34 million of the $50 million in new deposits resulting from the campaign. The campaign was designed to continue MidSouth’s focus on building core deposits, defined as all deposits other than CD’s of $100,000 or more. Core deposits increased to 90% of total deposits at year-end 2004 as compared to 88% of total deposits at year-end 2003. Included in core deposits, non-interest bearing deposits represented 24% of total deposits at December 31, 2004 versus 26% of total deposits at December 31, 2003. CD’s of $100,000 or more totaled $51.3 million at December 31, 2004, an increase of $7.9 million from the $43.4 million reported at year-end 2003, and total CD’s increased $27.1 million primarily due to the addition of Lamar Bank’s CD portfolio. Strategically, to manage the margin and core deposit balances, MidSouth typically offers low to mid-market rates of CD’s and has no brokered deposits. Additional information on MidSouth’s deposits appears in Note 7 to MidSouth’s Consolidated Financial Statements.

Borrowed Funds. As of December 31, 2004, MidSouth had no notes payable, but did have overnight funds in the amount of $8.5 million borrowed through a correspondent bank. At year-end December 31, 2003, MidSouth had a short-term advance of $7.5 million and overnight funds of $5.6 million borrowed from the FHLB.

On September 20, 2004, MidSouth completed a second issuance of junior subordinated debentures in the amount of $8,248,000. The $8.2 million in debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at December 31, 2004 was 5.01%. The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter. Previously, in February 2001, MidSouth issued $7,217,000 of junior subordinated debentures. The $7.2 million in debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031 and, under certain circumstances, are subject to repayment on February 22, 2011 or thereafter. These debentures qualify as Tier 1 capital and are presented in the Consolidated Statements of Condition as “Junior Subordinated Debentures.” Additional information regarding long-term debt is provided in Note 8 to MidSouth’s Consolidated Financial Statements.

The ESOP note held by the Bank totaled $65,314 at December 31, 2004. The ESOP obligation constitutes a reduction of MidSouth’s stockholders’ equity because the primary source of loan repayment is contributions by the Bank to the ESOP; however, the loan is not guaranteed by MidSouth Bank or MidSouth. The ESOP note is eliminated from total loans and long-term debt as an intercompany balance in MidSouth’s December 31, 2004 and 2003 consolidated financial statements.

Capital. MidSouth and the Banks are required to maintain certain minimum capital levels. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution’s assets. At December 31, 2004, MidSouth and the Banks were in compliance with statutory minimum capital requirements. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of December 31, 2004, MidSouth’s Tier 1 capital to average adjusted assets (the “leverage ratio”) was 8.73% as compared to 8.85% at December 31, 2003. Tier 1 capital to risk weighted assets was 12.08% and 12.82% for 2004 and 2003, respectively. Total capital to risk weighted assets was 12.96% and 13.78%, respectively, for the same periods. For regulatory purposes, Tier 1 Capital includes $15,465,000 of junior subordinated debentures issued by MidSouth. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles. MidSouth Bank’s leverage ratio was 8.01% at December 31, 2004 compared to 8.31% at December 31, 2003, and Lamar Bank’s leverage ratio at December 31, 2004 was 12.24%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates. The Banks are both classified as “well capitalized” as of December 31, 2004. No significant restrictions are placed on the Banks as a result of this classification.

As discussed under the heading “Balance Sheet Analysis — Securities,” $579,302 in unrealized gains on securities available-for-sale less a deferred tax liability of $206,900 was recorded as an addition to stockholders’ equity as of December 31, 2004. As of December 31, 2003, $1,363,021 in unrealized gains on securities available-for-sale, less a deferred tax liability of $471,647, was recorded as an addition to stockholders’ equity. While the net unrealized gain or loss on securities available for sale is required to be reported as a separate component of stockholders’ equity, it does not affect operating results or regulatory capital ratios. The net unrealized gains reported for December 31, 2004 and 2003 did, however, affect MidSouth’s equity to assets ratio for financial reporting purposes. The ratio of equity to assets was 7.97% at December 31, 2004 and 7.45% at December 31, 2003.

Interest Rate Sensitivity. Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest. The initial step in the process of monitoring MidSouth’s interest rate sensitivity involves the preparation of a basic gap analysis of earning assets and interest-bearing liabilities. The analysis presents differences in the repricing and maturity characteristics of earning assets and interest-bearing liabilities for selected time periods.

During 2004, MidSouth Bank utilized the Sendero model of asset and liability management. The Sendero model uses basic gap data and additional information regarding rates and prepayment characteristics to construct a gap analysis that factors in repricing characteristics and cash flows from payments received on loans and mortgage-backed securities. Lamar Bank used a Sheshunoff model to prepare a December 31, 2004 gap analysis. A consolidated gap analysis is presented in Table 5. The cumulative gap at one year is approximately $80.5 million, or 13.20% of total assets at December 31, 2004, which is within internal policy guidelines of + or – 15% of total assets.

Table 5
Interest Rate Sensitivity and Gap Analysis Table
December 31, 2004
(in thousands)

					Non-interest
	0-3 MOS	4-12 MOS	1-5 YRS	>5YRS	Bearing	Total

ASSETS
Interest Bearing Deposits	$3	$—	$—	$—	$—	$3
Fed Funds Sold	—					—
Investments
Mutual Funds	9,077					9,077
Investment Securities	18,107	24,724	74,846	9,089		126,766
Mortgage-backed Securities	1,946	2,827	13,149	14,901		32,823
Loans
Fixed Rate	62,088	89,828	114,844	12,516		279,276
Variable Rate	107,195					107,195
Other Assets					58,799	58,799
Allowance for Loan Losses					(3,851)	(3,851)

Total Assets	$198,416	$117,379	$202,839	$36,506	$54,948	$610,088

LIABILITIES
NOW	$9,305	$22,592	$51,606	$13,150		$96,653
Savings and money market	25,580	59,033	87,901	9,335		181,849
CD’S	44,036	54,058	29,128			127,222
Demand Deposits					124,659	124,659
Other Liabilities	20,660			7,217	3,255	31,132
Stockholders’ Equity					48,573	48,573

Total Liabilities	$99,581	$135,683	$168,635	$29,702	$176,487	$610,088

Repricing/maturity gap:
Period	$98,835	($18,304)	$34,204	$6,804	($121,539)
Cumulative	$98,835	$80,531	$114,735	$121,539

Cumualtive Gap/Total Assets	16.20%	13.20%	18.81%	19.92%

Net Interest Income at Risk

Changes in Interest	Estimated Increase/Decrease in
Rates	NII at December 31, 2004
up 300 basis points	16.71%
up 200 basis points	11.16%
up 100 basis points	5.61%
down 100 basis points	-5.56%

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

The Sendero model also uses the gap analysis data in Table 5 and additional information regarding rates and payment characteristics to perform three simulation tests. The tests use market data to perform rate shock, rate cycle and rate forecast simulations to measure the impact of changes in interest rates, the yield curve and interest rate forecasts on net interest income and economic value of equity. Results of the simulations at December 31, 2004 were within policy guidelines. Table 5 includes a schedule of the estimated percentage changes in net interest income due to changes in interest rates of –100, +100, +200, and +300 basis points as determined through the rate shock analysis. The results of the simulations are reviewed quarterly and discussed at MidSouth’s Funds Management committee meetings.

MidSouth does not invest in derivatives and has none in its securities portfolio.

Liquidity

Bank Liquidity. Liquidity is the availability of funds to meet contractual obligations as they become due and to fund operations. The Banks’ primary liquidity needs involve its ability to accommodate customers’ demands for deposit withdrawals as well as their requests for credit. Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Banks.

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks. MidSouth’s core deposits are its most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity. Cash deposits at other banks, federal funds sold and principal payments received on loans and mortgage-backed securities provide additional primary sources of asset liquidity for the Banks. A minimum of $30 million in projected cash flows from securities during 2005 provides an additional source of liquidity. MidSouth also has significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks.

Parent Company Liquidity. At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and pay dividends on common stock. The parent company issued $8,248,000 in junior subordinated debentures in September 2004 and $7,217,000 in February 2001, the terms of which are described in Note 8 to MidSouth’s Consolidated Financial Statements. Dividends from MidSouth Bank totaling $3,650,000 and $1,500,000 provided additional liquidity for the parent company in 2004 and 2003, respectively. As of January 1, 2005, the Banks had the ability to pay dividends to the parent company of approximately $8 million without prior approval from its primary regulator. As a publicly traded company, MidSouth also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth of the company.

Dividends. The primary source of cash dividends on MidSouth’s common stock is dividends from the Banks. The Banks have the ability to declare dividends to the parent company without prior approval of primary regulators. However, the Banks’ ability to pay dividends would be prohibited if the result would cause the Banks’ regulatory capital to fall below minimum requirements.

Cash dividends totaling $1,112,360 and $992,648 were declared to common stockholders during 2004 and 2003, respectively. It is the intention of the Board of Directors of MidSouth to continue to pay quarterly dividends on the common stock at the rate of $.06 per share. A Special Dividend of $.06 per share was paid in addition to the regular $.06 per share dividend for the fourth quarter of 2004 to shareholders of record on December 15, 2004.

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

Contractural Obligations

The table below shows all significant contractural obligations of the Company at December 31, 2004, according to payments due by period.

CONTRACTUAL OBLIGATIONS

	Payment due by period
(dollars in thousands)		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Certificates of Deposit	$127,222	$98,094	$22,518	$6,610
Long-Term Debt Obligations	15,465				15,465
Operating Lease Obligations	7,654	685	1,199	1,084	4,686

Total	$150,341	$98,779	$23,717	$7,694	$20,151

SUMMARY OF
AVERAGE DEPOSITS
(in thousands)

	2004		2003
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	AMOUNT	YIELD	AMOUNT	YIELD

Non-interest bearing demand deposits	$103,651	0.00%	$89,117	0.00%

Interest bearing deposits savings, NOW, MMKT	229,809	1.10%	166,605	0.82%

Time deposits	111,580	2.02%	104,959	2.40%

Total	$445,040	1.07%	$360,681	1.08%

MATURITY SCHEDULE
TIME DEPOSITS OF
$100,000 OR MORE
(in thousands)

	2004	2003

3 months or less	$21,039	$15,663

3 months through 6 months	9,913	7,322

7 months through 12 months	9,487	12,018

over 12 months	10,897	8,429

Total	$51,336	$43,432

SUMMARY OF RETURN
ON EQUITY AND ASSETS

	2004	2003

Return on average assets	1.39%	1.56%

Return on average common equity	18.73%	20.90%

Dividend payout ratio on common stock	15.94%	15.67%

Average equity to average assets	7.43%	7.47%

COMPOSITION OF LOANS

December 31 (in thousands)	2004	2003	2002	2001	2000

Commercial, financial and agricultural	$123,835	$86,961	$75,891	$68,711	$69,384
Lease financing receivable	4,048	4,067	3,399	4,730	5,026
Real estate — mortgage	150,898	127,431	109,490	97,647	90,953
Real estate — construction	41,464	12,103	8,396	7,090	4,741
Installment loans to individuals	65,493	30,852	29,773	35,921	34,243
Other	733	459	103	291	238

Total Loans	$386,471	$261,873	$227,052	$214,390	$204,585

COMPOSITION OF INVESTMENT SECURITIES

December 31 (in thousands)	2004	2003	2002	2001	2000

Available for sale securities:
U. S. Treasuries	$2,000				$5,654
U. S. Agencies	35,804	47,158	15,954	14,854	9,210
Obligations of states and political subdivisions	56,468	38,114	23,017	13,648	5,481
Mortgage-backed securities	30,962	24,325	27,574	21,097	22,019
Collateralized mortgage obligations	1,861	4,471	16,407	20,225	6,854
Corporate securities	7,089	1,028	4,174	3,651	2,542
Mutual funds	9,077	967	971	970	963
Other	2,553	2,164	1,479	1,335	1,247

Total available for sale securities	$145,814	$118,227	$89,576	$75,780	$53,970

Held to maturity securities:
Obligations of state and political subdivisions	$22,852	$23,367	$23,398	$23,585	$23,611

Total held to maturity securities	$22,852	$23,367	$23,398	$23,585	$23,611

Total Investment Securities	$168,666	$141,594	$112,974	$99,365	$77,581

SECURITIES PORTFOLIO
MATURITIES AND AVERAGE TAXABLE EQUIVALENT YIELDS
for the Year Ended December 31, 2004
(dollars in thousands)

			After 1 but		After 5 but
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
SECURITIES AVAILABLE FOR SALE	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total

U.S. Treasury and U.S. government agency securities	$10,013	2.55%	$24,753	2.67%	$3,038	2.30%			$37,804

Obligations of state and political subdivisions	5,311	4.36%	24,547	4.92%	19,519	5.37%	7,091	4.42%	56,468

Mortgage backs and CMOs	2,016	3.00%	8,561	4.11%	5,318	4.71%	16,928	4.60%	32,823

Corporates and other securities	6,926	4.64%	2,715	5.14%					9,641

Mutual funds	9,078	4.31%							9,078

Total Fair Value	$33,344		$60,576		$27,875		$24,019		$145,814

			After 1 but		After 5 but
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
HELD TO MATURITY	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total

Obligations of state and political subdivisions	$2,450	4.36%	$11,788	4.92%	$8,334	5.37%	280	5.50%	$22,852

	$2,450		$11,788		$8,334				$22,852

SECURITIES PORTFOLIO
MATURITIES AND AVERAGE YIELDS
for the Year Ended December 31, 2003
(dollars in thousands)

			After 1 but		After 5 but
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
SECURITIES AVAILABLE FOR SALE	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total

U.S. Treasury and U.S. government agency securities	$22,990	2.75%	$24,136	2.52%			$32	2.75%	$47,158

Obligations of state and political subdivisions	7,601	2.04%	21,034	2.49%	9,479	3.87%			38,114

Mortgage backs and CMOs	8,103	3.20%	398	4.38%	8,974	4.77%	11,321	4.44%	28,796

Corporates and other securities	2,164	2.13%	1,028	4.14%					3,192

Mutual funds	967	1.89%							967

Total Fair Value	$41,825		$46,596		$18,453		$11,353		$118,227

			After 1 but		After 5 but
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
HELD TO MATURITY	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total

Obligations of state and political subdivisions	$1,670	5.40%	$17,019	5.64%	$4,678	4.95%			$23,367

	$1,670		$17,019		$4,678				$23,367

Selected Quarterly Financial Data
(unaudited)

	2004
(Dollars in thousands, except
per share data)	IV	III	II	I

Interest income	$8,451	$6,815	$6,350	$6,130
Interest expense	1,890	1,431	1,276	1,097

Net interest income	6,561	5,384	5,074	5,033
Provision for loan losses	321	250	190	230

Net interest income after provision for loan losses	6,240	5,134	4,884	4,803
Noninterest income, excluding securities gains	2,929	2,246	2,051	1,861
Net securities gains		130	2
Noninterest expense	6,959	4,934	4,569	4,397

Income before income tax expense	2,210	2,576	2,368	2,267
Income tax expense	591	622	623	606

Net income	$1,619	$1,954	$1,745	$1,661

Earnings per common share
Basic	$0.36	$0.49	$0.44	$0.41
Diluted	$0.35	$0.47	$0.41	$0.40
Market price of common stock
High	$29.52	$28.32	$28.00	$29.34
Low	$25.88	$26.32	$23.52	$25.12
Close	$27.00	$26.40	$28.00	$26.88
Average shares outstanding
Basic	4,439,162	3,978,821	3,988,538	3,980,421
Diluted	4,617,552	4,158,808	4,167,936	4,167,691

	2003
(Dollars in thousands, except
per share data)	IV	III	II	I

Interest income	$6,196	$6,269	$5,912	$5,853
Interest expense	1,089	1,156	1,169	1,266

Net interest income	5,107	5,113	4,743	4,587
Provision for loan losses		250	100	200

Net interest income after provision for loan losses	5,107	4,863	4,643	4,387
Noninterest income, excluding securities gains	1,866	1,980	1,936	1,718
Net securities gains (losses)		10	93	(5)
Noninterest expense	4,717	4,504	4,438	4,312

Income before income tax expense	2,256	2,349	2,234	1,788
Income tax expense	591	614	610	479

Net income	$1,665	$1,735	$1,624	$1,309

Earnings per common share
Basic	$0.42	$0.44	$0.41	$0.33
Diluted	$0.40	$0.42	$0.39	$0.32
Market price of common stock
High	$25.70	$25.52	$16.70	$12.83
Low	$23.84	$16.73	$12.51	$11.64
Close	$25.20	$25.36	$16.62	$12.44
Average shares outstanding
Basic	3,969,033	3,966,974	3,967,445	3,973,599
Diluted	4,163,343	4,156,879	4,117,264	4,086,178

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Information regarding market risk appears under the heading “Interest Rate Sensitivity” under Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations included in this filing.

Selected Quarterly Financial Data

MidSouth Bancorp,
Inc. and Subsidiaries

Consolidated Financial Statements for the
Years Ended December 31, 2004, 2003 and
2002 and Report of Independent Registered
Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
MidSouth Bancorp, Inc.
Lafayette, Louisiana

We have audited the accompanying consolidated statements of condition of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 25, 2005

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 2004 AND 2003

ASSETS	2004	2003

Cash and due from banks	$17,394,278	$13,833,857
Interest-bearing deposits in banks	2,572	6,594
Securities available-for-sale at fair value (amortized cost of $145,234,884 in 2004 and $116,863,703 in 2003)	145,814,186	118,226,724
Securities held-to-maturity (estimated fair value of $24,170,815 in 2004 and $25,455,609 in 2003)	22,851,772	23,366,709
Loans, net of allowance for loan losses of $3,850,636 in 2004 and $2,789,761 in 2003	382,620,785	259,083,015
Accrued interest receivable	3,880,475	2,883,376
Premises and equipment—net	19,338,275	11,984,276
Other real estate owned—net	444,527	218,199
Goodwill—net	9,175,488	431,987
Cash surrender value of life insurance	2,871,366
Other assets	5,694,148	2,879,568

	$610,087,872	$432,914,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$124,659,052	$96,948,642
Interest bearing	405,723,740	277,439,840

Total deposits	530,382,792	374,388,482
Securities sold under repurchase agreements	3,912,224	4,442,503
Federal funds purchased	8,500,000	5,625,000
Accrued interest payable	751,112	558,416
FHLB advances		7,500,000
Junior subordinated debentures	15,465,000	7,217,000
Other liabilities	2,503,843	954,997

Total liabilities	561,514,971	400,686,398

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.10 par value, 10,000,000 shares authorized; 4,487,135 and 3,298,598 issued and 4,454,256 and 3,990,701 outstanding at December 31, 2004 and 2003, respectively	448,713	399,860
Additional paid in capital	30,247,142	18,654,019
Unearned ESOP shares	(65,314)	(82,724)
Unrealized gains on securities available-for-sale—net of deferred taxes	372,402	891,374
Treasury stock - 32,879 and 7,898 shares—at cost	(759,987)	(106,922)
Retained earnings	18,329,945	12,472,300

Total stockholders’ equity	48,572,901	32,227,907

	$610,087,872	$432,914,305

See notes to consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

INTEREST INCOME:
Loans—including fees	$22,347,531	$19,827,631	$19,145,655
Securities:
Taxable	2,867,379	2,323,537	3,090,212
Nontaxable	2,413,688	2,015,323	1,750,885
Federal funds sold	116,972	63,959	139,037

Total interest income	27,745,570	24,230,450	24,125,789

INTEREST EXPENSE:
Deposits	4,773,123	3,879,036	5,880,034
Securities sold under repurchase agreements, federal funds purchased and advances	104,129	66,382	62,270
Junior subordinated debentures	816,145	714,000	714,000
Other		20,267	52,927

Total interest expense	5,693,397	4,679,685	6,709,231

NET INTEREST INCOME	22,052,173	19,550,765	17,416,558
PROVISION FOR LOAN LOSSES	991,480	550,000	1,398,250

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,060,693	19,000,765	16,018,308

NONINTEREST INCOME:
Service charges on deposit accounts	6,948,572	5,273,461	4,707,468
Gains on sale of securities—net	132,450	98,025	156,259
Credit life insurance	105,508	164,609	270,737
Other charges and fees	2,034,398	2,061,685	1,786,924

	9,220,928	7,597,780	6,921,388

NONINTEREST EXPENSES:
Salaries and employee benefits	10,219,879	8,649,371	8,103,370
Occupancy expense	4,314,793	3,881,899	3,708,995
Other	6,325,187	5,439,586	5,269,995

	20,859,859	17,970,856	17,082,360

INCOME BEFORE INCOME TAXES	9,421,762	8,627,689	5,857,336
PROVISION FOR INCOME TAXES	2,442,331	2,294,376	1,428,253

NET INCOME	$6,979,431	$6,333,313	$4,429,083

EARNINGS PER COMMON SHARE:
Basic	$1.70	$1.60	$1.11

Diluted	$1.63	$1.53	$1.09

See notes to consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

Net income	$6,979,431	$6,333,313	$4,429,083
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available-for-sale—net:
Unrealized holding (losses) gains arising during the year	(431,555)	(235,429)	824,669
Less reclassification adjustment for gains included in net income	(87,417)	(64,697)	(103,131)

Total other comprehensive (loss) income	(518,972)	(300,126)	721,538

TOTAL COMPREHENSIVE INCOME	$6,460,459	$6,033,187	$5,150,621

See notes to consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Unrealized
					Gains (Losses)
			Additional		on Securities
	Common Stock		Paid in	ESOP	Available	Treasury	Retained
	Shares	Amount	Capital	Obligation	for Sale	Stock	Earnings	Total
BALANCE—January 1, 2002	3,626,427	$362,643	$12,900,233	$(149,638)	$469,962	$—	$9,044,361	$22,627,561
Dividends on common stock— $.18 per share							(725,286)	(725,286)
Excess of market value over book value of ESOP shares released			25,000					25,000
Net income							4,429,083	4,429,083
ESOP obligation, repayments				40,663				40,663
Net change in unrealized gains (losses) on securities available-for-sale—net of tax					721,538			721,538

BALANCE—December 31, 2002	3,626,427	362,643	12,925,233	(108,975)	1,191,500		12,748,158	27,118,559
Issuance of common stock	10,000	1,000	47,480					48,480
Dividends on common stock— $.26 per share							(992,648)	(992,648)
Tax benefit resulting from exercise of stock options			53,122					53,122
Purchase of treasury stock						(106,922)		(106,922)
Stock dividend - 10% and cash paid for fractional shares	362,171	36,217	5,570,184				(5,616,523)	(10,122)
Excess of market value over book value of ESOP shares released			58,000					58,000
Net income							6,333,313	6,333,313
ESOP obligation, repayments				26,251				26,251
Net change in unrealized gains (losses) on securities available-for-sale—net of tax					(300,126)			(300,126)

BALANCE—December 31, 2003	3,998,598	399,860	18,654,019	(82,724)	891,374	(106,922)	12,472,300	32,227,907
Issuance of common stock	27,208	2,720	132,184					134,904
Dividends on common stock— $.26 per share							(1,112,360)	(1,112,360)
Issuance of common stock in connection with acquisition of Lamar Bancshares	461,329	46,133	11,263,737					11,309,870
Tax benefit resulting from exercise of stock options			57,202					57,202
Purchase of treasury stock						(653,065)		(653,065)
Cash paid for fractional shares in connection with stock split							(9,426)	(9,426)
Excess of market value over book value of ESOP shares released			140,000
Net income							6,979,431	6,979,431
ESOP obligation, repayments				17,410				157,410
Net change in unrealized gains (losses) on securities available-for-sale—net of tax					(518,972)			(518,972)

BALANCE—December 31, 2004	4,487,135	$448,713	$30,247,142	$(65,314)	$372,402	$(759,987)	$18,329,945	$48,572,901

See notes to consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,979,431	$6,333,313	$4,429,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,668,605	1,516,696	1,365,708
Provision for loan losses	991,480	550,000	1,398,250
Deferred income taxes (benefit)	516,895	20,000	14,000
Amortization of premiums on securities—net	1,060,410	1,123,917	517,083
Gain on sales of securities	(132,450)	(98,025)	(156,259)
Change in accrued interest receivable	(482,714)	(380,692)	(304,890)
Change in accrued interest payable	(31,968)	(146,690)	(351,959)
Other—net	(1,214,728)	73,337	(214,144)

Net cash provided by operating activities	9,354,961	8,991,856	6,696,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in banks	4,022	(4,900)	107,512
Proceeds from sales of securities available-for-sale	1,544,850	6,464,685	3,356,378
Proceeds from maturities and calls of securities available-for-sale	42,389,284	41,756,029	40,838,882
Proceeds from maturities of securities held-to-maturity	514,937	30,000	185,000
Purchases of securities available-for-sale	(52,083,983)	(78,353,280)	(57,257,019)
Loan originations, net of repayments	(43,657,489)	(35,541,865)	(8,460,365)
Purchases of premises and equipment	(3,705,200)	(1,188,342)	(1,744,910)
Proceeds from sales of other real estate owned	694,814	43,800	417,000
Net cash (used in) received from acquisitions	(5,563,977)		5,882,448
Other—net		75,095	1,509

Net cash used in investing activities	(59,862,742)	(66,718,778)	(16,673,565)

(Continued)

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	58,837,310	30,913,636	722,867
Net (decrease) increase in repurchase agreements	(530,279)	1,463,643	2,315,781
Net decrease in federal funds purchased	(3,125,218)	5,625,000
FHLB (repayments) advances—net	(7,500,000)	7,500,000
Issuance of notes payable			700,030
Proceeds from junior subordinated debentures—net	8,000,000
Repayments of notes payable		(568,030)	(1,563,000)
Purchase of treasury stock	(653,065)	(106,922)
Proceeds from issuance of common stock	134,904	48,480
Payment of dividends on common and preferred stock	(1,086,024)	(770,941)	(580,228)
Cash paid for fractional shares	(9,426)	(10,122)

Net cash provided by financing activities	54,068,202	44,094,744	1,595,450

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	3,560,421	(13,632,178)	(8,381,243)
CASH AND CASH EQUIVALENTS—
Beginning of year	13,833,857	27,466,035	35,847,278

CASH AND CASH EQUIVALENTS—
End of year	$17,394,278	$13,833,857	$27,466,035

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,661,429	$4,826,375	$7,061,190

Income taxes paid	$2,365,000	$2,410,000	$1,550,000

See notes to consolidated financial statements.

(Concluded)

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of MidSouth Bancorp, Inc. (the Company) and its wholly owned subsidiaries MidSouth Bank, N.A. and Lamar Bank (the Banks) and Financial Services of the South, Inc. (the Finance Company), which is in the process of liquidating its loan portfolio, have been prepared in accordance with accounting principles generally accepted in the United States of America and conform with general practices within the banking industry. A summary of significant accounting policies follows:

Description of Business—The Company is a bank holding company headquartered in Lafayette, Louisiana operating principally in the community banking business segment by providing banking services to commercial and retail customers through its wholly owned subsidiaries, MidSouth Bank and Lamar Bank (the Banks). The Banks are community oriented and focus primarily on offering competitive commercial and consumer loan and deposit services to individuals and small to middle market business.

Comprehensive Income—Comprehensive income includes net income and other comprehensive income (losses) which, in the case of the Company, includes only unrealized gains and losses on securities available-for-sale.

Consolidation—The consolidated financial statements of the Company include the accounts of the Company, the Banks and the Finance Company. All significant intercompany transactions and balances have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities—Securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the classification of securities into one of three categories: trading, available-for-sale, or held-to-maturity.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. The Company had no trading account securities during the three years ended December 31, 2004. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity until realized.

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

Derivative Instruments—The Company recognizes all derivatives as either assets or liabilities in the Company’s balance sheet and measures those instruments at fair value. If certain conditions are met, a derivative may be specially designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is not currently engaged in any significant activities with derivatives.

Loans—Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to yield over the life of the related loan. Interest on commercial and real estate mortgage loans is recorded as income based upon the principal amount outstanding. Unearned income on installment loans is credited to operations based on a method which approximates the interest method. Where doubt exists as to collectibility of a loan, the accrual of interest is discontinued and subsequent payments received are applied first to principal. Upon such discontinuances all unpaid accrued interest is reversed. Interest income is recorded after principal has been satisfied and as payments are received.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructurings, and performing and non-performing major loans in which full payment of principal or interest is not expected. Non-major homogenous loans, which are evaluated on an overall basis, generally include all loans under $250,000. The Company calculates the allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of its collateral.

Generally, loans of all types which become 90 days delinquent are either in the process of collection through repossession or foreclosure or alternatively, are deemed currently uncollectible. Loans deemed currently uncollectible are charged-off against the allowance account. As a matter of policy, loans are placed on a non-accrual status where doubt exists as to collectibility.

Allowance for Loan Losses—The allowance for loan losses is a valuation account available to absorb probable losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance for loan losses at the time of recovery. Periodically during the year, management estimates the probable level of losses in the existing portfolio based on the Company’s past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral and current economic conditions. Based on these estimates, the allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which generally range from 3 to 30 years. Leasehold improvements are amortized over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

Other Real Estate Owned—Real estate properties acquired through, or in lieu of, loan foreclosures are initially recorded at the lower of carrying value or fair value less estimated costs to sell. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Cash Surrender Value of Life Insurance—Life insurance contracts represent single premium life insurance contracts on the lives of certain officers of the Company. The Company is the beneficiary of these policies. These contracts are reported at their cash surrender value and changes in the cash surrender value are included in other non-interest income.

Deferred Compensation—The Company records the expense of deferred compensation agreements over the service periods of the persons covered under these agreements.

Income Taxes—Deferred income taxes are provided for temporary differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes.

The Company computes deferred income taxes based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Goodwill—Prior to 2002, goodwill was amortized on the straight-line basis over a fifteen year period. Accumulated amortization at December 31, 2004 and 2003 was $421,705.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Business Combinations and No. 142 Goodwill and Other Intangibles. These Statements provide that, among other things, (1) all business combinations on or after July 1, 2001 be accounted for as purchases, (2) any related goodwill on those acquisitions does not require amortization, but is subject to a periodic impairment test and that (3) goodwill on any of the Company’s acquisitions prior to July 1, 2001 not be amortized after January 1, 2002, but is subject to a periodic impairment test. The Company performed fair value based impairment tests on its goodwill and determined that the fair value exceeded the recorded value at December 31, 2004 and 2003. No impairment loss, therefore, was recorded.

Stock-Based Compensation—The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Since all options are exercisable at the estimated fair value at the date of grant, no compensation cost has been recognized.

The Company adopted the disclosure-only option under SFAS No. 123, Accounting for Stock Based Compensation. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company’s net income available to common stockholders and income per common share would have been as indicated below:

	Year Ended
	2004	2003	2002

Net income available to common stockholders:
As reported	$6,979,431	$6,333,313	$4,429,083
Pro forma	6,894,438	6,281,313	4,399,083

Basic income per common share:
As reported	$1.70	$1.60	$1.12
Pro forma	1.68	1.58	1.11

Diluted income per common share:
As reported	$1.63	$1.53	$1.09
Pro forma	1.61	1.52	1.08

The fair value of the options granted under the Company’s stock option plan during the years ended December 31, 2004, 2003 and 2002 were $7.70, $3.35 and $2.84, estimated using the Black-Scholes Option Pricing Model with the following assumptions used: dividend yield of 1.5%, expected volatility of 20%, risk free interest rate of 4.0%, 4.0% and 5.0%, respectively, and expected lives of 8 years for all years.

SFAS No. 123, Share-Based Payment (Revised 2004) establishes standards for accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using the intrinsic value-based method of accounting, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to July 1, 2005, the Company expects to recognize additional pre-tax, compensation cost of approximately $30,000 in 2005 as a result of the adoption of SFAS 123R.

Basic and Diluted Earnings Per Common Share—Basic earnings per common share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. Diluted EPS is computed by dividing net income by the total of the weighted-average number of shares outstanding plus the effect of outstanding options and convertible preferred stock. In 2004, the Company declared a 5 for 4 stock split in the form of a 25% stock dividend. In 2003 the Company paid a 10% stock dividend. All share and per share information has been adjusted to give retroactive effect to the stock split and dividends. The amounts of common stock and additional paid-in capital has been adjusted to give retroactive effect to the stock split.

Statements of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

Recent Accounting Standards—In December 2003, Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its financial condition, results of operations or cash flows.

In March 2004, the SEC Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments(“SAB 105”) was issued, which addresses the application of generally accepted accounting principles to loan commitments accounting for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments to be held for sale that are accounted for as derivatives should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounting for as derivatives that are entered into after March 31, 2004. The Company measures the fair value of interest rate lock commitments based on the estimated fair value of the underlying mortgages, including the value of the servicing, when selling the loans with the servicing in the same transaction to the same party. When the loans are sold and the servicing is retained by the Company, the fair value of the interest rate lock commitments is based on the estimated fair value of the underlying mortgages, excluding the value of the servicing. SAB 105 did not have a material impact on the Company’s consolidated financial statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, FASB deferred the effective date of this Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue’s guidance is pending the issuance of a final FASB Staff Position (“FSP”) relating to the draft FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2004.

2. ACQUISITIONS

On October 1, 2004, MidSouth completed a merger with, and acquired all of the outstanding common stock of, Lamar Bancshares, Inc. in a transaction to be accounted under the purchase accounting method in accordance with accounting principles generally accepted by the United States of America. MidSouth paid $10.8 million in cash and issued 461,329 (369,063 pre-split) shares (based on a market value of MidSouth stock of $24.72 ($30.91 pre-split per share) of its stock valued at $11.4 million. MidSouth also incurred approximately $188,000 in acquisition costs. In connection with the merger, MidSouth issued $8 million of junior subordinated debentures in order to fund a portion of the acquisition.

The Company is in the process of obtaining third party valuations of certain assets and liabilities; thus the purchase price and its allocation are subject to refinement.

The following table summarizes the estimated fair values, in thousands, of the assets acquired and liabilities assumed on October 1, 2004:

Cash and cash equivalents	$5,417
Securites	21,149
Loans	81,404
Premises and equipment	5,173
Core deposit intangible	1,093
Goodwill	8,743
Other assets	4,801

Total assets acquired	127,780

Deposits	97,157
Other liabilities	8,332

Total labilities assumed	105,489

Net assets acquired	$22,291

The following unaudited pro forma consolidated results of operations give effect to the acquisition of Lamar Bancshares, Inc. for the year ended December 31, 2004 and the year ended December 31, 2003:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
	(In thousands)

Interest income	$32,031	$30,388
Interest expense	6,664	6,306
Provision for loan losses	1,146	827
Net interest income after provision for loan losses	24,211	23,255
Net income	$7,184	$7,096

Basic earnings per common share	$1.62	$1.60
Diluted earnings per common share	$1.55	$1.54

The Company’s core deposit intangibles total approximately $1,470,000 at December 31, 2004 and have estimated weighted lives of approximately seven years. Amortization of the core deposit intangibles are computed using an accelerated method and amounted to approximately $180,000 in 2004 and $65,000 in 2003. Amortization is estimated to be approximately $480,000 in 2005, $300,000 in 2006, $200,000 in 2007, $155,000 in 2008, $56,000 in 2009 and the remainder of $279,000 thereafter.

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

Changes in goodwill were as follows:

Balance January 1, 2002	$431,988
Change during year

Balance December 31, 2002	431,988
Change during year

Balance December 31, 2003	431,988
Acquisition of Lamar	8,743,500

Balance December 31, 2004	$9,175,488

3. CASH AND DUE FROM BANKS

The Company is required to maintain average balances relating to its deposit liabilities. This requirement is ordinarily satisfied by cash on hand.

4. INVESTMENT SECURITIES

The portfolio of securities consisted of the following:

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-Sale	Cost	Gains	Losses	Fair Value

U.S. Treasury Securities	$1,997,877	$2,123	$—	$2,000,000
U.S. Government agencies and SBA Lns.	35,959,699	12,473	168,107	35,804,065
Obligations of states and political subdivisions	55,976,825	739,522	248,342	56,468,005
Mortgage-backed securities	30,616,545	423,460	77,927	30,962,078
Collateralized mortgage obligations	1,878,192	5	17,492	1,860,705
Corporate securities	7,146,365	8,747	65,933	7,089,179
Corporate Stock	614,331			614,331
Mutual funds	9,106,800	7,773	37,000	9,077,573
Other	1,938,250			1,938,250

	$145,234,884	$1,194,103	$614,801	$145,814,186

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-Sale	Cost	Gains	Losses	Fair Value

U.S. Government agencies	$47,330,166	$210,884	$382,878	$47,158,172
Obligations of states and political subdivisions	37,290,406	874,880	51,109	38,114,177
Mortgage-backed securities	23,582,801	764,949	22,706	24,325,044
Collateralized mortgage obligations	4,492,858		21,877	4,470,981
Corporate securities	1,003,972	23,878		1,027,850
Mutual funds	1,000,000		33,000	967,000
Other	2,163,500			2,163,500

	$116,863,703	$1,874,591	$511,570	$118,226,724

December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
Held-to-Maturity	Cost	Gains	Losses	Fair Value

Obligations of states and political subdivisions	$22,851,772	$1,319,043	$—	$24,170,815

December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized
Held-to-Maturity	Cost	Gains	Losses	Fair Value

Obligations of states and political subdivisions	$23,366,709	$2,088,900	$—	$25,455,609

The amortized cost and fair value of securities at December 31, 2004 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Available-for-Sale	Cost	Fair Value

Due in one year or less	$15,843,804	$15,751,644
Due after one year through five years	50,445,667	50,431,928
Due after five years through ten years	23,147,144	23,509,537
Due after ten years	11,644,151	11,668,140
Mortgage-backed securities and collaterized mortgage obligations	32,494,737	32,822,783
Mutual funds	9,106,800	9,077,573
Other securities	2,552,581	2,552,581

	$145,234,884	$145,814,186

	Amortized
Held-to-Maturity	Cost	Fair Value

Due in one year or less	$2,449,934	$2,494,540
Due after one year through five years	11,788,072	12,434,892
Due after five years through ten years	8,333,766	8,924,593
Due after ten years	280,000	316,790

	$22,851,772	$24,170,815

Details concerning available-for-sale securities with unrealized losses as of December 31, 2004 are as follows:

	Securities		Securities
	with losses under		with losses over
	12 months		12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$29,921,400	$155,671	$2,991,570	$12,436	$32,912,970	$168,107
CMO’s	1,858,190	17,492			1,858,190	17,492
Corporates	6,077,339	65,933			6,077,339	65,933
Mortgage-backed securities	10,419,668	67,981	1,062,506	9,946	11,482,174	77,927
Tax Exempt Municipals	25,214,191	206,959	2,843,560	34,223	28,057,751	241,182
Taxable Municipals	492,840	7,160			492,840	7,160
Mutual fund			963,000	37,000	963,000	37,000

	$73,983,628	$521,196	$7,860,636	$93,605	$81,844,264	$614,801

Details concerning available-for-sale securities with unrealized losses as of December 31, 2003 are as follows:

	Securities		Securities
	with losses under		with losses over
	12 months		12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies	$21,940,290	$382,878	$—	$—	$21,940,290	$382,878
Obligations of states and political subdivisions	8,859,252	50,906	302,601	203	9,161,853	51,109
Mortgage-backed securities			4,021,291	22,706	4,021,291	22,706
CMO’s	4,328,466	21,608	142,515	269	4,470,981	21,877
Mutual fund			967,000	33,000	967,000	33,000

	$35,128,008	$455,392	$5,433,407	$56,178	$40,561,415	$511,570

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

Proceeds from sales of securities available-for-sale during 2004 and 2003 were $1,544,850 and $6,464,685, respectively. Gross gains of $130,100 and $103,328 were recognized on sales in 2004 and 2003, respectively. Gross losses of $-0- were recognized on sales in 2004.

Securities with an aggregate carrying value of approximately $55,471,000 and $59,058,000 at December 31, 2004 and 2003 were pledged to secure public funds on deposit and for other purposes required or permitted by law.

The Company’s collateralized mortgage obligations (CMO’s) consist primarily of first and second tranche sequential pay and/or planned amortization class (PAC) instruments.

5.	LOANS

The loan portfolio consisted of the following:

	December 31,
	2004	2003
Commercial, financial and agricultural	$123,835,136	$86,961,427
Lease financing receivable	4,048,023	4,067,118
Real estate—mortgage	150,898,252	127,431,070
Real estate—construction	41,463,582	12,102,577
Installment loans to individuals	65,493,218	30,851,516
Other	733,210	459,068

	386,471,421	261,872,776

Less allowance for loan losses	(3,850,636)	(2,789,761)

	$382,620,785	$259,083,015

Loans are stated net of unearned income and loan origination fees in the above table. The amount of such items is not significant.

An analysis of the activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2004	2003	2002
Balance at beginning of year	$2,789,761	$2,891,380	$2,705,058
Provision for loan losses	991,480	550,000	1,398,250
Acquisition	954,939
Recoveries	181,941	253,378	152,207
Loans charged off	(1,067,485)	(904,997)	(1,364,135)

Balance at end of year	$3,850,636	$2,789,761	$2,891,380

During the years ended December 31, 2004, 2003 and 2002, there were approximately $549,000, $96,000 and $66,000, respectively, of net transfers from loans to other real estate owned.

As of December 31, 2004 and 2003, loans outstanding to directors, executive officers, and their affiliates were $4,108,772 and $1,065,478, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2004 activity with respect to these related party loans is as follows:

2004
Balance—Beginning of year	$1,065,478
New loans	7,053,979
Repayments	(4,010,685)

Balance—End of year	$4,108,772

Non-accrual and renegotiated loans amounted to approximately $472,000 and $829,000 at December 31, 2004 and 2003, respectively. The Company’s other individually evaluated impaired loans were not significant at December 31, 2004 and 2003. The related allowance amounts on impaired loans were not significant and there was no significant change in these amounts during the years ended December 31, 2004, 2002 or 2001. The amount of interest not accrued on these loans did not have a significant effect on net income in 2004, 2003 or 2002.

6.	BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2004	2003
Land	$4,107,895	$1,976,466
Buildings and improvements	11,547,646	8,465,399
Furniture, fixtures, and equipment	9,293,545	8,750,898
Automobiles	353,132	312,964
Leasehold improvements	1,418,810	1,067,639
Construction-in-process	1,745,933	50,843

	28,466,961	20,624,209
Less accumulated depreciation and amortization	(9,128,686)	(8,639,933)

	$19,338,275	$11,984,276

7.	DEPOSITS

Deposits consisted of the following:

	December 31,
	2004	2003
Non-interest bearing	$124,659,052	$96,948,642
Savings and money market	181,848,649	102,819,461
NOW accounts	96,652,645	74,464,134
Time deposits under $100,000	75,886,639	56,724,089
Time deposits over $100,000	51,335,807	43,432,156

	$530,382,792	$374,388,482

Interest expense on time deposits of over $200,000 were approximately $999,000 in 2004, $1,064,000 in 2003 and $1,693,000 in 2002.

Approximately $98,000,000 of time deposits mature in 2005 and the balance principally in 2006.

8.	FHLB ADVANCES AND JUNIOR SUBORDINATED DEBENTURES

FHLB advances and Junior Subordinated Debentures consisted of the following:

	December 31,
	2004	2003
FHLB advances	$—	7,500,000
Junior subordinated debentures	15,465,000	7,217,000

	$15,465,000	$14,717,000

The Federal Home Loan Bank advance at December 31, 2003, was for $7,500,000. The advance was for 21 days beginning December 17, 2003 at the rate of 1.13%, maturing on January 7, 2004. The advance was used for liquidity purposes and was repaid in 2004.

On September 20, 2004, the Company issued $8,248,000 of junior subordinated debentures at a floating rate equal to the 3-month LIBOR plus 2.5%, adjustable and payable quarterly. The rate at December 31, 2004 was 5.01%. The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

On February 22, 2001, the Company, issued $7,217,000 of junior subordinated debentures. These junior subordinated debentures carry an interest rate of 10.20% with interest paid semi-annually in arrears and mature on February 22, 2031. Under certain circumstances, these debentures are subject to repayment on February 22, 2011 or thereafter.

The $15,465,000 of junior subordinated debentures qualify as Tier 1 capital for regulatory capital purposes but are classified as liabilities under accounting principles generally accepted in the United States of America. These debentures are presented in the consolidated statements of condition as junior subordinated debentures.

9.	COMMITMENTS AND CONTINGENCIES

At December 31, 2004, future annual minimum rental payments due under noncancellable operating leases, primarily for land, are as follows:

2005	$684,635
2006	659,812
2007	539,339
2008	540,071
2009	543,731
Thereafter	4,686,313

$7,653,901

Rental expense under operating leases for 2004, 2003 and 2002 was approximately $688,849, $619,000, and $635,000, respectively. Sublease income for 2004, 2003 and 2002 amounted to $4,862 in 2004, and approximately $31,900 each of the previous years.

The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$1,034,000	$673,000
Other	200,000	167,000

Total deferred tax assets	1,234,000	840,000

Deferred tax liabilities:
FHLB stock dividends	(166,000)	(102,000)
Premises and equipment	(1,300,000)	(331,000)
Unrealized gains on securities	(207,000)	(472,000)
Other	(311,000)	(188,000)

Total deferred tax liabilities	(1,984,000)	(1,093,000)

Net deferred tax liability	$(750,000)	$(253,000)

Components of income tax expense are as follows:

	2004	2003	2002
Current	$1,925,436	$2,274,376	$1,414,253
Deferred expense (benefit)	516,895	20,000	14,000

	$2,442,331	$2,294,376	$1,428,253

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on income as follows:

	Year Ended December 31,
	2004	2003	2002
Taxes calculated at statutory rate	$3,203,399	$2,933,414	$1,991,494
Increase (decrease) resulting from:
Tax-exempt interest	(773,646)	(650,006)	(550,690)
Other	12,578	10,968	(12,551)

	$2,442,331	$2,294,376	$1,428,253

The deferred income tax expense (benefit) relating to unrealized gains (losses) on securities available-for-sale included in other comprehensive income amounted to $219,714 in 2004, $(123,776) in 2003 and, $424,380 in 2002. Income taxes relating to gains on sales of securities amounted to $45,033 in 2004, $33,328 in 2003 and $53,128 in 2002.

11.	EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The note is payable to the Bank. Because the source of the loan payments are contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. The balance of the note receivable from the ESOP was $65,314 and $82,724 at December 31, 2004 and 2003, respectively. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 93-6 (SOP), compensation costs relating to shares purchased are based on the market price of the shares on the date released for allocation and the related unreleased  shares are not considered outstanding in the computation of earnings per common share. ESOP compensation expense was $350,000, $242,000 and $193,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The ESOP shares as of December 31, 2004 and 2003 were as follows:

	2004	2003
Allocated shares	368,025	359,673
Shares released for allocation	2,766	4,485
Unreleased shares	10,375	13,141

Total ESOP shares	381,166	377,299

Fair value of unreleased shares at December 31	$280,125	$331,160

The Company has deferred compensation arrangements with certain officers which will provide them with a fixed benefit after retirement. The Company has recorded a liability of approximately $400,000 at December 31, 2004 in connection with these agreements.

12.	EMPLOYEE STOCK PLANS

In May 1997 the stockholders of the Company approved the 1997 Stock Incentive Plan to provide incentives and awards for employees of the Company and its subsidiaries. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination or tandem basis. A total of 8% of the Company’s common shares outstanding can be granted under the Plan. The exercise price of options is equal to the market price on the date of grant. The Company is applying APB Opinion No. 25 and related interpretations in accounting for stock options. Since all options are exercisable at the estimated fair market value at the date of grant, no compensation expense has been recognized.

The following table summarizes activity relating to the Plan:

		Weighted
	Options	Average
	Outstanding	Price
Balance—January 1, 2002	223,173	5.86

Expired or canceled	(4,641)	4.85
Issued	41,250	9.45

Balance—December 31, 2002	259,782	6.45

Exercised	(10,000)	4.85
Issued	19,903	12.44

Balance—December 31, 2003	269,685	6.95

Exercised	(27,564)	4.85
Issued	13,316	28.40

Balance—December 31, 2004	255,437	8.30

Options on 142,416 shares at $4.85 per share, 31,840 at $11.22 per share, 4,125 at $8.07 per share 16,500 at $9.46 per share and 3,816 at $12.44 per share were exercisable at December 31, 2004. Options on 169,818 shares at $4.85 per share, 31,840 at $11.22 per share, 2,750 at $8.07 per share, and 8,250 at $9.46 per share were exercisable at December 31, 2003. The weighted average remaining contractual life of options outstanding on December 31, 2004 was 4 years.

13.	STOCKHOLDERS’ EQUITY

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2004, the Banks have approximately $8,000,000 available to pay dividends to the Parent Company without regulatory approval.

14.	NET INCOME PER COMMON SHARE

     Following is a summary of the information used in the computation of earnings per common share.

	Year Ended December 31,
	2004	2003	2002
Net income	$6,979,431	$6,333,313	$4,429,083

Weighted average number of common shares outstanding—used in computation of basic earnings per common share	4,095,842	3,968,600	3,972,157
Effect of dilutive securities:
Stock options	177,442	166,574	90,361

Weighted average number of common shares outstanding plus effect of dilutive securities—used in computation of diluted earnings per common share	4,273,284	4,135,174	4,062,518

15.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Banks are parties to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers and to reduce their own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the involvement the Banks have in particular classes of financial instruments.

The Banks’ exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees is represented by the contractual amount of those instruments. The Banks use the same credit policies, including considerations of collateral requirements, in making these commitments and conditional obligations as it does for on-balance sheet instruments.

	Contract or Notional
	Amount
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$111,016,000	$66,889,000
Commercial letters of credit	9,874,766	1,632,699

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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers. Approximately 50% of these letters of credit were secured by marketable securities, cash on deposits or other assets at December 31, 2004 and 2003.

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

As of December 31, 2004 and 2003, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed the Bank’s category.

The Company’s and both of the Banks’ actual capital amounts and ratios are presented in the table below.

					To Be Well
			Required For		Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total capital to risk weighted assets:
Company	$56,379,000	12.96%	$34,796,000	8.00%	N/A	N/A
MidSouth Bank	42,029,000	12.24%	27,471,000	8.00%	$34,339,000	10.00%
Lamar Bank	13,551,000	14.72%	7,365,000	8.00%	9,206,000	10.00%
Tier I capital to risk weighted assets:
Company	52,528,000	12.08%	17,398,000	4.00%	N/A	N/A
MidSouth Bank	39,006,000	11.36%	13,735,000	4.00%	20,603,000	6.00%
Lamar Bank	12,719,000	13.82%	3,682,000	4.00%	5,524,000	6.00%
Tier I capital to average assets:
Company	52,528,000	8.73%	24,065,000	4.00%	N/A	N/A
MidSouth Bank	39,006,000	8.01%	19,491,000	4.00%	29,236,000	6.00%
Lamar Bank	12,719,000	12.24%	4,156,000	4.00%	6,234,000	6.00%

					To Be Well
			Required For		Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total capital to risk weighted assets:
Company	$40,104,000	13.78%	$23,290,000	8.00%	N/A	N/A
MidSouth Bank	37,663,000	12.95%	23,263,000	8.00%	$29,079,000	10.00%
Tier I capital to risk weighted assets:
Company	37,314,000	12.82%	11,645,000	4.00%	N/A	N/A
MidSouth Bank	34,994,000	12.03%	11,631,000	4.00%	17,447,000	6.00%
Tier I capital to average assets:
Company	37,314,000	8.85%	16,863,000	4.00%	N/A	N/A
MidSouth Bank	34,994,000	8.31%	16,849,000	4.00%	25,273,000	6.00%

17.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, Due From Banks and Federal Funds Sold—For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities—For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans, Net—The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits—The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Notes Payable and Debentures—Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments—The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company’s financial instruments are as follows at December 31, 2004 and 2003 (in thousands):

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and federal fund sold	$17,394	$17,394	$13,840	$13,840
Securities available-for-sale	145,814	145,814	118,227	118,227
Securities held-to-maturity	22,852	24,171	23,367	25,456
Loans—net	382,621	382,661	259,083	258,900
Financial liabilities:
Non-interest bearing deposits	124,659	124,659	96,949	96,949
Interest bearing deposits	405,724	405,614	277,440	277,200
Notes payable			7,500	7,500
Junior subordinated debentures	15,465	16,165	7,217	7,917

18.	OTHER NON-INTEREST INCOME AND EXPENSE

Other non-interest income consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
ATM and debit card income	$791,375	$571,098	$442,539
Mortgage processing fees	510,496	602,353	496,522
Other	732,527	888,234	847,863

	$2,034,398	$2,061,685	$1,786,924

Other non-interest expense consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Professional fees	$648,673	$525,768	$661,951
FDIC assessments	61,920	54,889	56,277
Marketing expenses	1,277,151	1,116,996	887,475
Data processing	310,678	188,559	173,331
Postage	407,577	345,051	307,653
Education and travel	208,120	232,553	186,140
Printing and supplies	414,765	341,256	434,437
Telephone	243,754	314,007	300,941
Other	2,752,549	2,320,507	2,261,790

	$6,325,187	$5,439,586	$5,269,995

19.	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

STATEMENTS OF CONDITION

	December 31,
ASSETS	2004	2003
Cash and interest-bearing deposits in banks	$1,448,108	$2,663,032
Other assets	709,262	292,283
Investment in and advances to subsidiaries	63,377,359	37,350,380

	$65,534,729	$40,305,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable	$538,156	$511,821
Junior subordinated debentures	15,465,000	7,217,000
Note payable to Bank	65,314	82,724
Other	893,358	266,243

Total liabilities	16,961,828	8,077,788

Total stockholders’ equity	48,572,901	32,227,907

	$65,534,729	$40,305,695

STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
Revenue:
Dividends from Bank	$3,800,000	$1,500,000	$1,200,000
Equity in undistributed income of subsidiaries	3,866,627	5,382,355	3,685,521
Rental and other income	100,731	187,178	223,221

	7,767,358	7,069,533	5,108,742

Expenses:
Interest on short and long-term debt	816,145	714,000	714,000
Professional fees	145,546	123,260	86,239
Other expenses	179,840	180,824	114,083

	1,141,531	1,018,084	914,322

Income before income taxes	6,625,827	6,051,449	4,194,420
Income tax benefit	353,604	281,864	234,663

Net income	$6,979,431	$6,333,313	$4,429,083

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Dividends from bank	$3,800,000	$1,500,000	$1,200,000
Other—net	(398,665)	(514,424)	(488,268)

Net cash provided by operating activities	3,401,335	985,576	711,732

Cash flows from investing activities:
Net cash used in acquisition	(10,981,454)
Investment in and advances to subsidiaries			(100,000)

Net cash used in investing activities	(10,981,454)		(100,000)

Cash flows from financing activities:
Issuance of common stock	134,904	48,480
Purchase of treasury stock	(674,259)	(106,922)
Payment of dividends	(1,086,024)	(770,941)	(580,228)
Cash for fractional shares	(9,426)	(10,122)
Proceeds from junior subordinated debentures—net	8,000,000

Net cash (used in) provided by financing activities	6,365,195	(839,505)	(580,228)

Net (decrease) increase in cash	(1,214,924)	146,071	31,504
Cash—beginning of year	2,663,032	2,516,961	2,485,457

Cash—end of year	$1,448,108	$2,663,032	$2,516,961

* * * * * *

ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A — Controls and Procedures

(a) MidSouth’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by MidSouth in reports that it submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) During the fourth quarter of 2004, there were no significant changes in MidSouth’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, MidSouth’s internal control over financial reporting.

Item 9B — Other Information

     Not applicable

PART III

ITEM 10 — Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information contained in registrant’s definitive proxy statement for its 2005 annual meeting of shareholders, is incorporated herein by reference in response to this Item. Information concerning executive officers is under Item 4A of this filing.

ITEM 11 — Executive Compensation

The information contained in registrant’s definitive proxy statement for its 2005 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in registrant’s definitive proxy statement for its 2005 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 13 — Certain Relationships and Related Transactions

The information contained in registrant’s definitive proxy statement for its 2005 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 14 — Principal Accountant Fees and Services

The information contained in registrant’s definitive proxy statement for its 2005 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 15 — Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

(a)(2) All schedules have been outlined because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

Exhibits

Exhibit No.	Description
2.1
Agreement and Plan Merger, dated May 27, 2004, between MidSouth Bancorp, Inc. and Lamar Bancshares, Inc. (filed as Exhibit 2.1 to the Registration Statement No. 333-117996 on Form S-4 filed on August 6, 2004 and incorporated herein by reference).

2.2
First Amendment to Agreement and Plan of Merger, dated July 14, 2004, between MidSouth Bancorp, Inc. and Lamar Bancshares, Inc. (filed as Exhibit 2.1 to the Registration Statement No. 333-117996 on Form S-4 filed on August 6, 2004 and incorporated herein by reference).

2.3
Second Amendment to Agreement and Plan of Merger, dated September 15, 2004, between MidSouth Bancorp, Inc. and Lamar Bancshares, Inc. (filed as Exhibit 2.3 to the Current Report on Form 8-K filed on October 7, 2004 and incorporated herein by reference).

3.1
Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (filed as Exhibit 3.1 to MidSouth’s Annual Report on Form 10-K for the Year Ended December 31, 1993, and incorporated herein by reference).

Exhibit No.	Description

3.2
Articles of Amendment to Amended and Restated Articles of Incorporation dated July 19,1995 (filed as Exhibit 4.2 to MidSouth’s Registration Statement on Form S-8 filed September 20, 1995 and incorporated herein by reference).

3.3
Amended and Restated By-laws of MidSouth (filed as Exhibit 3.2 to Amendment No. 1 to MidSouth’s Registration Statement No. 33-58499) on Form S-4 filed on June 1, 1995, and incorporated herein by reference).

10.1
MidSouth National Bank Lease Agreement with Southwest Bank Building Limited Partnership (filed as Exhibit 10.7 to the Company’s annual report on Form 10-K for the Year Ended December 31, 1992, and incorporated herein by reference).

10.2
First Amendment to Lease between MBL Life Assurance Corporation, successor in interest to Southwest Bank Building Limited Partnership in Commendam, and MidSouth National Bank (filed as Exhibit 10.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 1994, and incorporated herein by reference).

10.3+
Amended and Restated Deferred Compensation Plan and Trust effective October 9, 2002 (filed as Exhibit 10.3.1 to MidSouth’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference).

10.5+	Employment Agreements with C. R. Cloutier and Karen L. Hail (filed as Exhibit 5 to MidSouth’s Form 1-A and incorporated herein by reference).

10.6+	The MidSouth Bancorp, Inc. 1997 Stock Incentive Plan (filed as an appendix to MidSouth’s definitive proxy statement filed April 11, 1997 and incorporated herein by reference).

10.7+	The MidSouth Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (filed as Exhibit 4.6 to MidSouth Bancorp, Inc.’s Form S-3D filed on July 25, 1997 and incorporated herein by reference).

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certificate pursuant to Exchange Act Rules 13(a) – 14(a)*

31.2	Certificate pursuant to Exchange Act Rules 13(a) – 14(a)*

Exhibit No.	Description
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

+	Management contract or compensatory plan or arrangement

*	Included herewith

     Agreements with respect to certain of MidSouth’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such agreement does not exceed 10% of MidSouth’s total assets. MidSouth agrees to furnish a copy of each such agreement to the Securities & Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDSOUTH BANCORP, INC.
By:	/s/ C. R. Cloutier
C. R. Cloutier
President and Chief Executive Officer

Dated: March 30, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ C. R. Cloutier C. R. Cloutier	President, Chief Executive Officer and Director	March 30, 2005

/s/ Karen L. Hail Karen L. Hail	Chief Financial Officer, Executive Vice President, Secretary/Treasurer And Director	March 30, 2005

/s/ Teri S. Stelly Teri S. Stelly	Chief Accounting Officer	March 30, 2005

/s/ J. B. Hargroder, M.D. J. B. Hargroder, M.D.	Director	March 30, 2005

Signatures	Title	Date
/s/ William M. Simmons William M. Simmons	Director	March 30, 2005

/s/ Will G. Charbonnet, Sr. Will G. Charbonnet, Sr.	Director	March 30, 2005

/s/ Clayton Paul Hilliard Clayton Paul Hilliard	Director	March 30, 2005

/s/ James R. Davis, Jr. James R. Davis, Jr.	Director	March 30, 2005

/s/ Milton B. Kidd, III Milton B. Kidd, III., O.D	Director	March 30, 2005

Signatures	Title	Date
/s/ Joseph V. Tortorice, Jr. Joseph V. Tortorice, Jr.	Director	March 30, 2005

/s/ Ron D. Reed Ron D. Reed	Director	March 30, 2005

/s/ Lonnie C. Weir Lonnie C. Weir	Director	March 30, 2005