Form 10-Q
period 2005-03-31
MIDSOUTH BANCORP INC
filed 2005-05-16
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 1-11826

MIDSOUTH BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	72 -1020809
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Versailles Boulevard, Lafayette, Louisiana 70501
(Address of principal executive offices, including zip code)

(337) 237-8343
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of April 30, 2005, there were 4,465,931 shares of the registrant’s Common Stock, par value $.10 per share, outstanding.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$16,051,098	$17,394,278
Federal funds sold	21,900,000

Total cash and cash equivalents	37,951,098	17,394,278

Interest bearing deposits in banks	36,430	2,572
Securities available-for-sale, at fair value (cost of $136,258,703 at March 31, 2005 and $145,234,885 at December 31, 2004)	135,209,516	145,814,186
Securities held-to-maturity (estimated fair value of $22,866,430 at March 31, 2005 and $24,170,815 at December 31, 2004)	21,929,818	22,851,772
Loans, net of allowance for loan losses of $4,052,554 at March 31, 2005 and $3,850,636 at December 31, 2004	386,928,117	382,620,785
Bank premises and equipment, net	20,273,418	19,338,275
Other real estate owned, net	245,901	444,527
Accrued interest receivable	3,687,195	3,880,475
Goodwill	9,269,506	9,175,488
Other assets	7,755,715	8,565,514

Total assets	$623,286,714	$610,087,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$132,131,176	$124,659,052
Interest bearing	415,084,179	405,723,740

Total deposits	547,215,355	530,382,792
Securities sold under repurchase agreements and federal funds purchased	3,873,908	12,412,224
Accrued interest payable	610,220	751,112
FHLB Advances	5,000,000
Junior subordinated debenture	15,465,000	15,465,000
Other liabilities	2,027,443	2,503,843

Total liabilities	574,191,926	561,514,971

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, $.10 par value- 10,000,000 shares authorized, 4,487,135 and 4,487,135 issued and 4,450,236 and 4,454,256 outstanding at March 31, 2005 and December 31, 2004, respectively	448,713	448,713
Surplus	30,284,642	30,247,142

	March 31,	December 31,
	2005	2004
Unearned ESOP shares	(60,840)	(65,314)
Unrealized losses/gains on securities available-for-sale, net of deferred taxes (benefit) of ($356,724) at March 31, 2005 and of $206,900 at December 31, 2004	(692,464)	372,402
Treasury stock - 36,899 and 32,879 shares, at cost	(873,166)	(759,987)
Retained earnings	19,987,903	18,329,945

Total stockholders’ equity	49,094,788	48,572,901

Total liabilities and stockholders’ equity	$623,286,714	$610,087,872

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
INTEREST INCOME:
Loans, including fees	$7,167,361	$4,943,932
Securities
Taxable	762,407	627,543
Nontaxable	656,481	538,508
Federal funds sold	51,400	20,258

TOTAL	8,637,649	6,130,241

INTEREST EXPENSE:
Deposits	1,877,238	895,199
Securities sold under repurchase agreements, federal funds purchased and advances	60,651	28,636
Long term debt	274,493	172,967

TOTAL	2,212,382	1,096,802

NET INTEREST INCOME	6,425,267	5,033,439
PROVISION FOR LOAN LOSSES	314,000	230,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,111,267	4,803,439

OTHER OPERATING INCOME:
Service charges on deposits	2,127,714	1,402,986
Gains on securities, net	385
Credit life insurance	50,549	20,173
Other charges and fees	1,253,894	438,213

TOTAL OTHER INCOME	3,432,542	1,861,372

OTHER EXPENSES:
Salaries and employee benefits	3,202,752	2,151,300
Occupancy expense	1,255,492	980,593
Other	2,495,039	1,265,687

TOTAL OTHER EXPENSES	6,953,283	4,397,580

INCOME BEFORE INCOME TAXES	2,590,526	2,267,231
PROVISION FOR INCOME TAXES	657,103	606,283

NET INCOME	$1,933,423	$1,660,948

	Three Months Ended
	March 31,
	2005	2004
EARNINGS PER SHARE
Basic	$0.43	$0.42

Diluted	$0.42	$0.40

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

					UNREALIZED
					GAINS (LOSSES)
	COMMON STOCK			ESOP	ON SECURITIES	TREASURY	RETAINED
	SHARES	AMOUNT	SURPLUS	OBLIGATION	AFS, NET	STOCK	EARNINGS	TOTAL
Balance — January 1, 2005	4,487,135	$448,713	$30,247,142	($65,314)	$372,402	($759,987)	$18,329,945	$48,572,901

Dividends on common stock, $.06 per share							(265,465)	(265,465)
Purchase of treasury stock						(113,179)		(113,179)
Net income							1,923,423	1,923,423
Excess of market value over book value of ESOP shares released			37,500					37,500
ESOP obligation repayments				4,474				4,474
Net change in unrealized gain/loss on securities available-for-sale, net of income taxes					(1,064,866)			(1,064,866)

Balance — March 31, 2005	4,487,135	$448,713	$30,284,642	($60,840)	($692,464)	($873,166)	$19,987,903	$49,094,788

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	March 31,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,923,423	$1,660,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	474,190	386,126
Provision for loan losses	314,000	230,000
Deferred income taxes	140,720	69,828
Amortization of premiums on securities, net	35,734	232,271
Change in accrued interest receivable	193,280	272,670
Change in accrued interest payable	(140,892)	(163,967)
Other, net	1,097,710	467,024

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,038,165	3,154,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in banks	(33,858)	4,507
Proceeds from sales of securities available-for-sale	9,679,015
Proceeds from maturities and calls of securities held-to-maturity	921,954
Proceeds from maturities and calls of securities available-for-sale	9,734,290	6,734,014
Purchases of securities available-for-sale	(10,473,242)	(6,769,484)
Loan originations, net of repayments	(4,778,383)	(2,457,922)
Purchases of premises and equipment	(1,472,179)	(176,314)
Proceeds from sales of other real estate owned	294,201

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,871,798	(2,665,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	16,832,563	33,137,962
Net decrease in securities sold under repurchase agreements, federal funds purchased, and FHLB borrowings	(3,538,316)	(12,946,950)
Purchase/transfer of treasury stock	(113,179)	21,194
Payment of dividends	(534,211)	(510,810)
Issuance of common stock		84,367

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,646,857	19,785,763

NET INCREASE IN CASH & CASH EQUIVALENTS	20,556,820	20,275,464

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,394,278	13,833,857

CASH & CASH EQUIVALENTS AT END OF PERIOD	$37,951,098	$34,109,321

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	STATEMENT BY MANAGEMENT CONCERNING UNAUDITED FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. (“MidSouth”) and its subsidiaries as of March 31, 2005 and the results of their operations and their cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth’s 2004 annual report and Form 10K.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended
	March 31,
	2005	2004
(in thousands):
Net earnings available to common stockholders
(in thousands):
As reported	$1,923	$1,661
Deduct total stock based compensation determined under fair value method	(15)	(13)

Pro forma	$1,908	$1,648

Basic earnings per share:
As reported	$0.43	$0.42
Pro forma	$0.43	$0.41
Diluted earnings per share:
As reported	$0.42	$0.40
Pro forma	$0.41	$0.40

2.	ALLOWANCE FOR LOAN AND LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Three Months Ended
	March 31,
(in thousands)	2005	2004
Balance at beginning of period	$3,851	$2,790
Provision for loan losses	314	230
Recoveries	32	59
Loans charged off	(144)	(172)

Balance at end of period	$4,053	$2,907

3.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (losses) which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of MidSouth’s comprehensive income for the three month periods ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
(in thousands)	2005	2004
Net income	$1,923	$1,661
Other comprehensive (loss) income
Unrealized (losses) gains on securities available-for-sale, net:
Unrealized holding gains (losses) arising during the period	(1,065)	350
Less reclassification adjustment for gains (losses) included in net income

Total other comprehensive (loss) gain income	(1,065)	350

Total comprehensive income	$858	$2,011

Part 1. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

MidSouth Bancorp, Inc. (“MidSouth”) is a multi-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary banks (the “Banks”), MidSouth Bank, N. A., headquartered in Lafayette, Louisiana and Lamar Bank, headquartered in Beaumont, Texas. Following is management’s discussion of factors that management believes are among those necessary for an understanding of MidSouth’s financial statements. The discussion should be read in conjunction with MidSouth’s consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto and related Management’s Discussion & Analysis in MidSouth’s 10-K for the year ended December 31, 2004.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. MidSouth’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, MidSouth’s estimates would be updated and additional provisions for loan losses may be required. See “ - Asset Quality — Nonperforming Assets and Loans Past Due 90 Days and Over.” Another of MidSouth’s critical accounting policies relates to its goodwill and intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment annually. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.

Results of Operations

First quarter 2005 net income totaled $1,923,000, a 15.8% increase over the $1,661,000 for the first quarter of 2004 and 18.8% over fourth quarter 2004 net income of $1,619,000. Basic earnings per share were $.43 for the quarter ended March 31, 2005, compared to $.42 per share reported for the first quarter of 2004, and $.36 per share earned in the fourth quarter of 2004. Diluted earnings per share were $.42 for the first quarter of 2005 compared to $.40 per share for the first quarter of 2004 and $.35 for the fourth quarter of 2004. Return on average equity was 15.79% for the first quarter of 2005 compared to 20.05% for the first quarter of 2004. Earnings per share and return on average common equity for 2005 were affected by the issuance of stock in connection with MidSouth Bancorp, Inc.’s (“MidSouth’s”) merger with Lamar Bancshares, Inc., the parent company of Lamar Bank (“Lamar”) on October 1, 2004. The leverage capital ratio was 8.96% at both March 31, 2005 and March 31, 2004.

Total consolidated assets increased $168.2 million or 36.9%, from $455.1 million at the end of the first quarter of 2004 to $623.3 million at the end of the first quarter of 2005. Total loans grew $126.8 million or 48.0%, from $264.2 million at March 31, 2004 to $391.0 million at March 31, 2005, primarily in commercial and real estate loans. Nonperforming assets, including loans 90 days or more past due, totaled $1.4 million at March 31, 2005. As a percentage of total assets, nonperforming assets decreased from .35% at March 31, 2004 to .22% at March 31, 2005. Net charge-offs to total loans decreased from .04% to .03% for the same periods, respectively. Total deposits increased $139.7 million or 34.3%, from $407.5 million at March 31, 2004 to $547.2 million at March 31, 2005. Other than the Lamar merger, deposit growth has been primarily in MidSouth’s new Platinum money market accounts introduced in March of 2004. Additionally, the core non-interest bearing demand accounts have continued to grow and remain approximately 24% of total deposits at March 31, 2005. Most of the growth reflected in balance sheet comparison of first quarter 2005 with first quarter 2004 resulted from the Lamar merger.

Included in MidSouth’s earnings for the first quarter of 2005 is a $538,000 distribution received by its subsidiary MidSouth Bank, N.A. (“MidSouth Bank”) from PULSE EFT Association. MidSouth Bank was entitled to the distribution as consideration in a merger between PULSE and a subsidiary of Discover Financial Services, Inc. The increased earnings from the distribution were partially offset by a charge to earnings at MidSouth Bank due a $102,000 write-down on a branch facility that was removed and replaced with a new building. The net after-tax effect of these non-recurring income and expense charges to first quarter 2005 earnings was an increase of approximately $288,000.

Also included in first quarter 2005 earnings are the financial results of Lamar, MidSouth’s newest subsidiary acquired on October 1, 2004. Lamar contributed net interest income of approximately $1.1 million, non-interest income of approximately $530,000 and non-interest expenses of approximately $1.6 million to consolidated net income for the first quarter of 2005. Consolidated earnings were impacted by the related amortization of core deposit intangibles of approximately $77,000, net of income taxes.

Net interest income for the first quarter of 2005 increased $1.4 million or 27.7% compared to the first quarter of 2004. Of the $1.4 million, approximately $1.1 million was attributed to the addition of Lamar’s net interest income and the remaining $300,000 attributed to an increase in MidSouth Bank’s net interest income. Although MidSouth Bank’s total interest income increased approximately $1 million in comparing first quarter 2005 to first quarter 2004, the increase was mostly offset by a $700,000 increase in interest expense on deposits. The increase in interest expense resulted from a higher average volume of interest-bearing deposits that began adjusting to market rates weekly on January 1, 2005. The increase in the costs of these market-indexed deposits also contributed to the $136,000 decrease in net interest income in comparing first quarter 2005 with fourth quarter 2004.

Non-interest income for the first quarter 2005 compared to the first quarter 2004, net of the $538,000 distribution from PULSE, increased $1.0 million. Lamar contributed approximately $530,000 to the increase in non-interest income, primarily in service charges on deposit accounts inclusive of insufficient funds fees. Additionally, MidSouth Bank’s service charges on deposit accounts increased $402,000, primarily due to a higher volume of demand deposit accounts.

Non-interest expense increased $2.6 million from first quarter 2004 to first quarter 2005, primarily due to Lamar expenses totaling $1.6 million. Of the remaining $1 million increase in non-interest expenses, approximately $385,000 was attributed to salaries and benefits, $169,000 to occupancy expenses, $149,000 to marketing expenses, and $106,000 to accounting fees accrued for Sarbanes-Oxley internal controls review scheduled in 2005. The $102,000 write-down on a branch facility was also included in the increase.

Earnings Analysis

Net Interest Income

The primary source of earnings for MidSouth is the difference between interest earned on loans and investments (earning assets) and interest paid on deposits and other liabilities

(interest-bearing liabilities). Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.

MidSouth’s net interest margin on a taxable-equivalent basis, which is net income as a percentage of average earning assets, was 4.87% at March 31, 2005, down 29 basis points from 5.16% at March 31, 2004. Tables 1 and 2 analyze the changes in taxable-equivalent net interest income for the two quarters ended March 31, 2005 and 2004.

Average earning assets increased $149.0 million or 36.5%, from $408.2 million in 2004 to $557.2 million in 2005, primarily due to earning assets acquired from Lamar. The average yield on earning assets improved 24 basis points, from 6.24% at March 31, 2004 to 6.48% at March 31, 2005. The mix of average earning assets also improved, as loans represented 70% of average earning assets in the first quarter of 2005 compared to 64% in the first quarter of 2004. Loan yields declined 16 basis points, due to lower yields in the consumer portfolio. Consumer yields dropped primarily due to the addition of approximately $30 million in installment loans from Lamar with an average yield of 6%. The impact of the decline in yield was offset by the $129.5 million increase in the average volume of loans, resulting in a $2.2 million increase in interest income on loans.

Average investment securities increased $20.0 million, from $138.3 million at March 31, 2004 to $158.3 million at March 31, 2005, primarily due to the addition of Lamar’s investment portfolio. The average taxable-equivalent yield on the investment portfolio increased 29 basis points, from 4.03% at March 31, 2004 to 4.32% at March 31, 2005. An average of approximately $6 million in corporate securities yielding 5.50% in Lamar’s portfolio contributed to the 59 basis point increase in yield on taxable securities in comparing first quarter 2005 to first quarter 2004. The volume and rate increases in the investment portfolio added $298,000 to taxable-equivalent interest income in quarterly comparison.

The addition of Lamar’s deposit portfolio complimented MidSouth’s core deposit mix, with average non-interest bearing deposits holding at 23.6% of average total deposits at March 31, 2005, consistent with the 23.5% at March 31, 2004. With Lamar’s interest-bearing deposits and the introduction of MidSouth’s Platinum Money Market accounts in March 2004, average NOW, money market and savings deposits increased $96.4 million in quarterly comparison and represent 53.7% of total deposits at March 31, 2005 compared to 50% at March 31, 2004. The average volume of Certificates of Deposit (“CD’s”) represented 22.7% of total deposits at March 31, 2005 compared to 25.5% at March 31, 2004. Most of MidSouth’s deposit growth, net of the Lamar deposits, was in the Platinum Money Market accounts, which offer consumer and commercial customers a competitive yield that adjusts weekly to market rates. The competitive yield on the Platinum accounts contributed greatly to the 93 basis point increase in the average yield on NOW, money market and savings deposits. The average yield on all interest-bearing deposits increased 64 basis points, from 1.22% at March 31, 2004 to 1.86% at March 31, 2005.

The average volume of junior subordinated debentures increased $8.2 million from first quarter 2004 to first quarter 2005. MidSouth issued $8.2 million of junior subordinated debentures in the third quarter of 2004 to partially fund the Lamar acquisition. The $ 8.2 million in debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at March 31, 2005 was 5.55%. The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter. Previously, in February 2001, MidSouth issued $7,217,000 of junior subordinated debentures. The $7.2 million in debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.

The impact of the changes in yield and volume of the earning assets and interest-bearing liabilities discussed above resulted in an increase of $1.4 million to taxable-equivalent net interest income from March 31, 2004 to March 31, 2005.

Table 1
Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)

		Three Months Ended			Three Months Ended
		March 31, 2005			March 31, 2004
		Average		Average	Average		Average
		Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate

ASSETS
Investment Securities	(1)
Taxable		$82,747	$763	3.74%	$79,845	$627	3.15%
Tax Exempt	(2)	75,549	923	4.96%	58,414	761	5.22%

Total Investments		158,296	1,686	4.32%	138,259	1,388	4.03%
Federal Funds Sold and Securities Purchased Under Agreements to Resell		8,776	51	2.38%	9,365	20	0.87%
Loans	(3)
Commercial and Real Estate		308,079	5,530	7.28%	218,258	3,933	7.23%
Installment		82,019	1,637	8.09%	42,306	1,011	9.59%

Total Loans		390,098	7,167	7.45%	260,564	4,944	7.61%

Total Earning Assets		557,170	8,904	6.48%	408,188	6,352	6.24%
Allowance for Loan Losses		(3,819)			(2,768)
Nonearning Assets		62,258			31,214

Total Assets		$615,609			$436,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW, Money Market, and Savings		$288,208	$1,228	1.73%	$191,801	$381	0.80%
Certificates of Deposits		121,875	649	2.16%	102,296	514	2.02%

Total Interest Bearing Deposits		410,083	1,877	1.86%	294,097	895	1.22%
Federal Funds Purchased, Securities Sold Under Agreements to Repurchase		7,204	42	2.34%	10,530	29	1.09%
Federal Home Loan Bank Advances		2,834	19	2.73%
Junior Subordinated Debentures		15,465	274	7.20%	7,217	173	9.61%

Total Interest Bearing Liabilities		435,586	2,212	2.06%	311,844	1,097	1.41%
Demand Deposits		126,664			90,572
Other Liabilities		3,979			1,117
Stockholders’ Equity		49,380			33,318

Total Liabilites and Stockholders’ Equity		$615,609			$436,851

NET TAXABLE-EQUIVALENT INTEREST INCOME AND SPREAD			$6,692	4.42%		$5,255	4.83%

NET TAXABLE-EQUIVALENT YIELD ON EARNING ASSETS				4.87%			5.16%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

(2)	Interest income of $267,000 for 2005 and $222,000 for 2004 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

(3)	Interest income includes loan fees of $549,000 for 2005 and $452,000 for 2004. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	March 31, 2005
	compared to March 31, 2004
	Total	Change
	Increase	Attributable to
	(Decrease)	Volume	Rates

Taxable-equivalent interest earned on:
Investment Securities
Taxable	$136	$21	$115
Tax Exempt	162	205	(43)
Federal Funds Sold and Securities Purchased Under Agreement to Resell	31	(1)	32
Loans, including fees	2,223	2,377	(154)

TOTAL	2,552	2,602	(50)

Interest Paid On:
Interest Bearing Deposits	982	427	555
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase and Federal Home Loan Bank Advances	32	14	18
Junior Subordinated Debentures	101	131	(30)

TOTAL	1,115	572	543

Taxable-equivalent net interest income	$1,437	$2,030	($593)

Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Excluding Securities Transactions

MidSouth’s primary source of non-interest income is services charges and fees on deposit accounts, which include insufficient funds (“NSF”) fees. Income from service charges on deposit accounts increased $725,000 from March 2004 to March 2005, of which $323,000 was added from service charges on Lamar’s deposit accounts. The remaining $402,000 increase resulted primarily from an increase in the number of transaction accounts and the volume of NSF fees assessed on transaction accounts. The service charge structures on deposit accounts have not changed over the past three years and are on the lower end of fees charged by competitors in MidSouth’s markets. The NSF fee was increased late in 2004 from $22.00 to $23.47 per NSF item, however, the charge is still well below competitors’ NSF charges in MidSouth’s markets.

Income from other charges and fees increased $816,000 for the three months ended March 31, 2005 as compared to March 31, 2004, of which Lamar contributed $204,000. The remaining $612,000 increase was attributed primarily to $538,000 from the PULSE distribution and a $60,000 increase in income from ATM and Debit Card processing.

Securities Transactions

During the first quarter of 2005, both MidSouth Bank and Lamar sold mutual funds held in the securities portfolios. MidSouth sold a $1.0 million mutual fund at a loss of $30,706 and Lamar sold $8.3 million in a GNMA mutual fund for a gain of $31,091.

Non-interest Expense

Non-interest expense increased $2.6 million from first quarter 2004 to first quarter 2005, primarily due to Lamar expenses totaling $1.6 million. Lamar’s expenses of $1.6 million included $667,000 in salaries and benefits for 67 full-time equivalent employees. Occupancy expenses for Lamar’s five locations totaled $196,000 for the first quarter of 2005. Lamar’s non-interest expenses included approximately $117,000 in related amortization of core deposit intangibles resulting from the merger.

Net of Lamar’s non-interest expenses, the remaining $1 million increase in consolidated non-interest expenses consisted of increases of approximately $385,000 in salaries and benefits, $169,000 in occupancy expenses, $149,000 in marketing expenses, and $106,000 in accounting fees accrued for Sarbanes-Oxley internal controls review scheduled in 2005. A $102,000 write-down resulting from the disposal of a branch facility replaced by a new building was also included in the increase.

Analysis of Statement of Condition

Consolidated assets totaled $623.3 million at March 31, 2005, up $13.2 million from $610.1 million at December 31, 2004. The increase resulted primarily from growth in deposits of $16.8 million of which $7.5 million was non-interest bearing balances. Cash flows from the increase in deposits combined with $9.7 million in cash flows from the sale of mutual funds in MidSouth Bank and Lamar’s investment portfolios resulted in a strong federal funds sold position of $21.9 million at March 31, 2005. Loans, net of the allowance for loan losses (“ALL”), increased $4.3 million, from $382.6 million at December 31, 2004 to $386.9 million at March 31, 2005. Loan growth for the first quarter of 2005 was primarily in commercial and agricultural credits.

Liquidity

Liquidity is the availability of funds to meet contractual obligations as they become due and to fund operations. The Banks’ primary liquidity needs involve their ability to accommodate customers’ demands for deposit withdrawals as well as their requests for credit. Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Banks. Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks. The Banks’ core deposits are their most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity. Cash deposits at other banks, federal funds sold, principal payments received on loans and mortgage-backed securities, and maturities of investment securities provide additional primary sources of asset liquidity for the Banks. The Banks also have significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks.

At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and pay dividends on common stock. An $8.2 million issuance of junior subordinated debentures was completed on September 20, 2004, the proceeds of which were partially used to fund the Lamar Bancshares merger. The parent company previously issued $7.2 million in junior subordinated debentures in February 2001. Dividends from MidSouth Bank primarily provide liquidity for the parent company. As a publicly traded company, the parent company also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth.

Capital

MidSouth and the Banks are required to maintain certain minimum capital levels. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution’s assets. At March 31, 2005, MidSouth and the Banks were in compliance with statutory minimum capital requirements. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. MidSouth’s leverage ratio was 8.96%, Tier 1 capital to risk-weighted assets was 12.16% and total capital to risk-weighted assets was 13.06% at the end of the first quarter of 2005.

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

Nonperforming Assets and Loans Past Due 90 Days and Over

The following table summarizes MidSouth’s nonperforming assets and loans past due 90 days and over for the quarters ending March 31, 2005 and 2004 and for the year-ended December 31, 2004.

			Year
	Period Ended		Ended
	Mar. 31,	Mar. 31,	Dec. 31,
	2005	2004	2004

Nonaccrual loans	$596	$860	$472
Loans past due 90 days and over	276	487	488
Total nonperforming loans	872	1,347	960
Other real estate owned	246	247	445
Other foreclosed assets	235		283

Total nonperforming assets	$1,353	$1,594	$1,688

Nonperforming assets to total assets	0.22%	0.35%	0.28%
Nonperforming assets to total loans + OREO + other foreclosed assets	0.35%	0.60%	0.44%
ALL to nonperforming assets	299.56%	182.37%	228.08%

			Year
	Period Ended		Ended
	Mar. 31,	Mar. 31,	Dec. 31,
	2005	2004	2004

ALL to nonperforming loans	464.79%	215.81%	401.04%
ALL to total loans	1.04%	1.10%	1.00%

Year-to-date charge-offs	$144	$171	$1,067
Year-to-date recoveries	32	55	182

Year-to-date net charge-offs	$112	116	$885

Net YTD charge-offs to total loans	0.03%	0.04%	0.23%

Specific reserves have been established in the ALL to cover probable losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management and the results of examinations of the loan portfolio by regulatory agencies and others. The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. Management believes the $4,052,554 in the allowance as of March 31, 2005 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio.

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

There have been no significant changes from the information regarding market risk disclosed under the heading “Interest Rate Sensitivity” in MidSouth’s Annual Report for the year ended December 31, 2004.

Part I. Item 4. Controls and Procedures

MidSouth’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by MidSouth in reports that it submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the first quarter of 2005, there were no significant changes in MidSouth’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, MidSouth’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Banks have been named as a defendant in various legal actions arising from normal business activities in which damages of various amounts are claimed. While the amount, if any, of ultimate liability with respect to such matters cannot be currently determined, management believes, after consulting with legal counsel, that any such liability will not have a material adverse effect on MidSouth’s consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of MidSouth or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the first quarter ended March 31, 2005.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares That May
	of Shares	Average Price Paid	as Part of a Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan[1]	Under the Plan[1]
January 2005	1,900	$28.19	1,900	189,178
February 2005	2,120	$28.12	2,120	187,058
March 2005	-0-	—	—	—

1  -  Under a share repurchase program approved by MidSouth’s Board of Directors on November 13, 2002, MidSouth can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions. The repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Document Description
3.1	Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. is included as Exhibit 3.1 to MidSouth’s Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated July 19, 1995 are included as Exhibit 4.2 to MidSouth’s Registration Statement on Form S-8 filed September 20, 1995 and are incorporated herein by reference.

3.3	Amended and Restated By-laws adopted by the Board of Directors on April 12, 1995 are included as Exhibit 3.2 to Amendment No. 1 to MidSouth’s Registration Statement on Form S-4/A (Reg. No. 33-58499) filed on June 1, 1995 and are incorporated herein by reference.

11	Computation of earnings per share

31.1	Certification pursuant to Exchange Act Rules 13(a) — 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) — 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports Filed on Form 8-K

     A press release regarding MidSouth’s earnings for the quarter ended December 31, 2004 was attached as Exhibit 99.1 to the Form 8-K filed on January 26, 2005.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc.
(Registrant)

Date: May 13, 2005	/s/ C. R. CLOUTIER

C. R. Cloutier, President /CEO

/s/ KAREN L. HAIL
Karen L. Hail, Senior Executive Vice President/CFO

/s/ TERI S. STELLY
Teri S. Stelly, Senior Vice President & Controller