Form 10-Q
period 2005-06-30
MIDSOUTH BANCORP INC
filed 2005-08-15
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
COMMISSION FILE NUMBER 1-11826
MIDSOUTH BANCORP, INC.
(Exact name of registrant as specified in its charter)

Louisiana (State of other jurisdiction of incorporation or organization)	72 -1020809 (I.R.S. Employer Identification No.)
102 Versailles Boulevard, Lafayette, Louisiana 70501
(Address of principal executive offices, including zip code)
(337) 237-8343
(Registrant’s telephone number, including area code)
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2005, there were approximately 4,912,931 shares of the registrant’s Common Stock, par value $.10 per share, outstanding, as adjusted for a 10% stock dividend payable August 19, 2005 to shareholders of record on July 29, 2005.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	June 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$19,634,501	$17,394,278
Federal funds sold	5,900,000

Total cash and cash equivalents	25,534,501	17,394,278

Interest bearing deposits in banks	77,356	2,572
Securities available-for-sale, at fair value (cost of $133,341,288 at June 30, 2005 and $142,682,304 at December 31, 2004)	133,259,190	143,261,605
Securities held-to-maturity (estimated fair value of $22,089,591 at June 30, 2005 and $24,170,815 at December 31, 2004)	21,180,155	22,851,772
Loans, net of allowance for loan losses of $4,039,642 at June 30, 2005 and $3,850,636 at December 31, 2004	405,990,708	382,620,785
Bank premises and equipment, net	21,035,696	19,338,275
Other real estate owned, net	97,846	444,527
Accrued interest receivable	4,180,099	3,880,475
Goodwill	9,269,506	9,175,488
Other assets	11,268,088	11,118,095

Total assets	$631,893,145	$610,087,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$130,525,117	$124,659,052
Interest bearing	428,197,280	405,723,740

Total deposits	558,722,397	530,382,792
Securities sold under repurchase agreements and federal funds purchased	2,353,945	12,412,224
Accrued interest payable	790,936	751,112
Junior subordinated debenture	15,465,000	15,465,000
Other liabilities	3,038,250	2,503,843

Total liabilities	580,370,528	561,514,971

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, $.10 par value- 10,000,000 shares authorized, 4,509,867 and 4,487,135 issued and 4,466,301 and 4,454,256 outstanding at June 30, 2005 and December 31, 2004, respectively	450,987	448,713
Surplus	30,463,184	30,247,142
Unearned ESOP shares	(56,336)	(65,314)
Unrealized (losses)gains on securities available-for-sale, net of deferred taxes (benefit) of ($27,913) at June 30, 2005 and of $206,900 at December 31, 2004	(54,185)	372,402
Treasury stock - 43,566 and 32,879 shares, at cost	(1,040,809)	(759,987)
Retained earnings	21,759,776	18,329,945

Total stockholders’ equity	51,522,617	48,572,901

Total liabilities and stockholders’ equity	$631,893,145	$610,087,872

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST INCOME:
Loans, including fees	$7,822,002	$5,067,144	$14,989,363	$10,011,076
Securities
Taxable	798,944	668,780	1,546,971	1,284,703
Nontaxable	651,690	572,860	1,308,171	1,111,367
Federal funds sold	41,383	31,326	92,783	51,584
Other Interest Income	18,507	9,550	32,887	21,171

TOTAL	9,332,526	6,349,660	17,970,175	12,479,901

INTEREST EXPENSE:
Deposits	2,137,430	1,077,513	4,014,668	1,972,712
Securities sold under repurchase agreements, federal funds purchased and advances	40,880	14,131	101,531	42,767
Long term debt	297,224	184,033	571,717	357,000

TOTAL	2,475,534	1,275,677	4,687,916	2,372,479

NET INTEREST INCOME	6,856,992	5,073,983	13,282,259	10,107,422
PROVISION FOR LOAN LOSSES	65,737	190,000	379,737	420,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,791,255	4,883,983	12,902,522	9,687,422

OTHER OPERATING INCOME:
Service charges on deposits	2,198,366	1,523,232	4,326,080	2,926,218
Gains on securities, net		2,350	385	2,350
Credit life insurance	40,417	24,248	80,966	44,421
Other charges and fees	931,558	503,931	2,185,452	942,144

TOTAL OTHER INCOME	3,170,341	2,053,761	6,592,883	3,915,133

OTHER EXPENSES:
Salaries and employee benefits	3,304,873	2,258,612	6,507,625	4,409,912
Occupancy expense	1,329,118	990,987	2,584,610	1,971,580
Other	2,552,806	1,319,603	5,047,845	2,585,290

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
TOTAL OTHER EXPENSES	7,186,797	4,569,202	14,140,080	8,966,782

INCOME BEFORE INCOME TAXES	2,774,799	2,368,542	5,355,325	4,635,773
PROVISION FOR INCOME TAXES	734,546	623,175	1,391,649	1,229,458

NET INCOME	$2,040,253	$1,745,367	$3,963,676	$3,406,315

EARNINGS PER SHARE
Basic	$0.42	$0.40	$0.81	$0.77

Diluted	$0.40	$0.38	$0.78	$0.74

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

					UNREALIZED
					GAINS (LOSSES)
	COMMON STOCK			ESOP	ON SECURITIES	TREASURY	RETAINED
	SHARES	AMOUNT	SURPLUS	OBLIGATION	AFS, NET	STOCK	EARNINGS	TOTAL
Balance — January 1, 2005	4,487,135	$448,713	$30,247,142	($65,314)	$372,402	($759,987)	$18,329,945	$48,572,901

Dividends on common stock, $.06 per share							(533,845)	(533,845)
Issuance of common stock	22,732	2,274	107,978					110,252
Tax benefit resulting from exercise of stock options			140,564					140,564
Purchase of treasury stock						(280,822)		(280,822)
Net income							3,963,676	3,963,676
Excess of market value over book value of ESOP shares released, net adjustment			(32,500)					(32,500)
ESOP obligation repayments				8,978				8,978
Net change in unrealized gain/loss on securities available-for-sale, net of income taxes					(426,587)			(426,587)

Balance — June 30, 2005	4,509,867	$450,987	$30,463,184	($56,336)	($54,185)	($1,040,809)	$21,759,776	$51,522,617

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	June 30,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,963,676	$3,406,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,089,562	754,153
Provision for loan losses	379,737	420,000
Deferred income taxes	137,868	57,899
Amortization of premiums on securities, net	489,389	510,966
Change in accrued interest receivable	(299,624)	(281,845)
Change in accrued interest payable	39,824	45,942
Other, net	785,096	(214,344)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,585,528	4,699,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in banks	(74,784)	4,346
Proceeds from sales of securities available-for-sale	9,099,585
Proceeds from maturities and calls of securities held-to-maturity	920,000
Proceeds from maturities and calls of securities available-for-sale	18,284,749	14,532,891
Purchases of securities available-for-sale	(17,780,705)	(31,391,606)
Loan originations, net of repayments	(23,915,940)	(17,817,065)
Purchases of premises and equipment	(2,743,467)	(775,778)
Proceeds from sales of other real estate owned	455,726	160,000

NET CASH USED IN INVESTING ACTIVITIES	(15,754,836)	(35,287,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	28,339,605	56,791,901
Net decrease in securities sold under repurchase agreements, federal funds purchased, and FHLB borrowings	(10,058,279)	(13,408,833)
Purchase/transfer of treasury stock	(280,822)	(335,726)
Payment of dividends	(801,225)	(702,399)
Issuance of common stock	110,252	104,599

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,309,531	42,449,542

NET INCREASE IN CASH & CASH EQUIVALENTS	8,140,223	11,861,416

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,394,278	13,833,857

CASH & CASH EQUIVALENTS AT END OF PERIOD	$25,534,501	$25,695,273

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	STATEMENT BY MANAGEMENT CONCERNING UNAUDITED FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. (“MidSouth”) and its subsidiaries as of June 30, 2005 and the results of their operations and their cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in MidSouth’s 2004 annual report and Form 10K.

The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands):	2005	2004	2005	2004
Net earnings available to common stockholders (in thousands):
As reported	$2,040	$1,745	$3,964	$3,406
Deduct total stock based compensation determined under fair value method	(15)	(20)	(30)	(33)

Pro forma	$2,025	$1,725	$3,934	$3,373

Basic earnings per share:
As reported	$0.42	$0.40	$0.81	$0.77
Pro forma	$0.41	$0.39	$0.80	$0.77
Diluted earnings per share:
As reported	$0.40	$0.38	$0.78	$0.74
Pro forma	$0.40	$0.38	$0.77	$0.73

2.	ALLOWANCE FOR LOAN AND LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Six Months Ended
	June 30,
(in thousands)	2005	2004
Balance at beginning of period	$3,851	$2,790
Provision for loan losses	380	420
Recoveries	119	100
Loans charged off	(310)	(336)

Balance at end of period	$4,040	$2,974

3.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (losses) which, in the case of MidSouth, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of MidSouth’s comprehensive income for the three and six month periods ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Net income	$2,040	$1,745	$3,964	$3,406
Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale, net:
Unrealized holding gains (losses) arising during the period	638	(1,580)	(427)	(1,230)
Less reclassification adjustment for gains (losses) included in net income		1		1

Total other comprehensive gain (loss) income	638	(1,581)	(427)	(1,231)

Total comprehensive income	$2,678	$164	$3,537	$2,175

In December 2004, the FASB issued Statement 123R, Share-Based Payment, an Amendment of FASB Statement No. 123, which will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for annual periods beginning after June 15, 2005. This Statement will eliminate the ability to account for stock-based compensation transactions using APB 25 and, generally, will require instead that such transactions be accounted for using a fair-value based method. Had MidSouth adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share as set forth above. MidSouth will be required to begin expensing stock options in the first quarter of the year ended December 31, 2006.

Part 1. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
MidSouth Bancorp, Inc. (“MidSouth”) is a multi-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary banks (the “Banks”), MidSouth Bank, N. A., headquartered in Lafayette, Louisiana and Lamar Bank, headquartered in Beaumont, Texas. The Banks provide a broad line of financial products and services to small and medium-sized businesses and consumers. MidSouth Bank operates 20 full-service banking offices throughout south Louisiana and construction is underway on three additional full service locations. Lamar Bank operates five full-service banking offices in southeast Texas and is converting its Conroe, Texas loan production office into a full service office that will open in September 2005.
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
Forward Looking Statements
The Private Securities Litigation Act of 1995 provides a safe harbor for disclosure of information about a company’s anticipated future financial performance. This act protects a company from unwarranted litigation if actual results differ from management expectations. This management’s discussion and analysis reflects management’s current views and estimates of future economic circumstances, industry conditions, MidSouth’s performance and financial results based on assumptions considered reasonable. A number of factors and uncertainties could cause actual results to differ materially from the anticipated results and expectations expressed in the discussion. These factors and uncertainties include, but are not limited to:
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
Results of Operations
Consolidated net income was $2,040,253 for the second quarter of 2005, a 16.9% increase over the $1,745,367 for the second quarter of 2004. Diluted earnings per share were $.40 for the quarter ended June 30, 2005, compared to $.38 per share for the quarter ended June 30, 2004. MidSouth posted returns on average equity of 16.26% and 19.78% and returns on average assets of 1.31% and 1.50%, for the quarters ended June 30, 2005 and 2004, respectively. The returns on average equity and assets for 2005 were affected by MidSouth’s acquisition of Lamar Bancshares, Inc., the parent company of Lamar Bank on October 1, 2004. The leverage capital ratio was 9.15% at June 30, 2005 compared to 8.65% at June 30, 2004.
Year-to-date earnings as of June 30, 2005 totaled $3,963,676 or a 16.4% increase over the $3,406,315 reported for the six months ended June 30, 2004. Diluted earnings per share were $.78 and $.74, respectively.
Earnings per share data have been adjusted to reflect a 10% stock dividend on common stock to holders of record on July 29, 2005 and payable on August 19, 2005.

Earnings Analysis
Net Interest Income
The primary source of earnings for MidSouth is the difference between interest earned on loans and investments (earning assets) and interest paid on deposits and other liabilities (interest-bearing liabilities), which are used to fund the earning assets. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. MidSouth’s net interest margin (“NIM”) on a taxable-equivalent basis, which is net income as a percentage of average earning assets, was 5.04% for the quarter ended June 30, 2005, up 14 basis points from 4.90% for the quarter ended June 30, 2004. The NIM improved in quarterly comparison primarily because of increased loan volume and a 175 basis point increase in the New York Prime rate (“Prime”) over the past twelve months. The increase in the Prime rate resulted in increased yields in the loan portfolio. In six-month comparison, the net interest margin decreased 7 basis points, from 5.03% at June 30, 2004 to 4.96% at June 30, 2005. The NIM declined in six-month comparison primarily due to the increased volume and cost of interest-bearing deposits. The tables following this discussion reflect the changes in taxable-equivalent net interest income for the quarters ended and six months ended June 30, 2005 and 2004.
Net interest income, on a taxable-equivalent basis, increased $1.8 million in quarterly comparison, from $5.3 million at June 30, 2004 to $7.1 million at June 30, 2005. During the same period, average earning assets increased $130.6 million or 30%, from $435.9 million in 2004 to $566.5 million in 2005, primarily due to earning assets acquired from Lamar. The average yield on earning assets improved 73 basis points, from 6.07% at June 30, 2004 to 6.80% at June 30, 2005. The mix of average earning assets improved significantly, as loans represented 71% of average earning assets in the second quarter of 2005 compared to 62% in the second quarter of 2004. Average loan yields improved 32 basis points, from 7.49% at June 30, 2004 to 7.81% at June 30, 2005. The impact of the increase in yield combined with the increase in the average volume of loans resulted in a $2.8 million increase in interest income on loans in quarterly comparison.
Average investment securities increased $9.8 million in quarterly comparison, from $149.4 million at June 30, 2004 to $159.2 million at June 30, 2005, primarily due to the addition of Lamar’s investment portfolio, net of an $8.3 million GNMA Mutual Fund investment liquidated in the first quarter of 2005. The average taxable-equivalent yield on the investment portfolio increased 37 basis points, from 4.00% at June 30, 2004 to 4.37% at June 30, 2005. An average of approximately $6 million in corporate securities yielding 5.50% in Lamar’s portfolio contributed to the 68 basis point increase in the yield on taxable securities in comparing second quarter 2005 to second quarter 2004. The volume and rate increases in the investment portfolio added $249,000 to taxable-equivalent interest income in quarterly comparison.

The addition of Lamar’s deposit portfolio complimented MidSouth’s core deposit mix, with average non-interest bearing deposits comprising 24.2% of average total deposits at June 30, 2005, an increase from the 23.1% at June 30, 2004 in quarterly comparison. Interest bearing deposits comprised 75.8% of total deposits at June 30, 2005 compared to 76.9% at June 30, 2004. Most of MidSouth’s deposit growth, net of the Lamar deposits, was in the Platinum Money Market accounts, which offer consumer and commercial customers a competitive yield that adjusts weekly to market rates. The competitive yield on the Platinum accounts contributed greatly to the 94 basis point increase in the average yield on NOW, money market and savings deposits in quarterly comparison. The average yield on all interest-bearing deposits increased 72 basis points, from 1.35% at June 30, 2004 to 2.07% at June 30, 2005.
The average volume of junior subordinated debentures and related trust preferred securities increased $8.2 million from second quarter 2004 to second quarter 2005. MidSouth issued $8.2 million of junior subordinated debentures and related trust preferred securities in the third quarter of 2004 to partially fund the Lamar acquisition. The $ 8.2 million in debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at June 30, 2005 was 5.93%. The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter. Previously, in February 2001, MidSouth issued $7,217,000 of junior subordinated debentures and related trust preferred securities. The $7.2 million in debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.
Net interest income, on a taxable-equivalent basis, increased $3.25 million for the six-month period ended June 30, 2005, from $10.6 million at June 30, 2004 to $13.8 million at June 30, 2005. During the same period, average earning assets increased $139.8 million or 33%, from $422.1 million in 2004 to $561.9 million in 2005, primarily due to earning assets acquired from Lamar. The average yield on earning assets improved 48 basis points in six-month comparison, from 6.16% at June 30, 2004 to 6.64% at June 30, 2005. The volume of total interest-bearing liabilities increased $113.0 million or 35%, from $323.0 million for the six months ended June 30, 2004 to $436.0 million for the six months ended June 30, 2005. The average yield on total interest-bearing liabilities increased 69 basis points in the same period, from 1.48% to 2.17%.

Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)

		Three Months Ended			Three Months Ended
		June 30, 2005			June 30, 2004
		Average		Average	Average		Average
		Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate

ASSETS
Investment Securities	(1)
Taxable		$81,813	$798	3.92%	$83,048	$668	3.24%
Tax Exempt	(2)	74,786	917	4.90%	64,629	807	5.01%
Equity Securities		2,592	19	2.86%	1,717	10	2.24%

Total Investments		159,191	1,734	4.37%	149,394	1,485	4.00%
Federal Funds Sold and Securities Purchased Under Agreements to Resell		5,733	41	2.90%	14,277	31	0.88%
Loans	(3)
Commercial and Real Estate		313,102	6,009	7.70%	228,548	3,990	7.02%
Installment		88,479	1,813	8.22%	43,718	1,078	10.03%

Total Loans		401,581	7,822	7.81%	272,266	5,068	7.49%

Total Earning Assets		566,505	9,597	6.80%	435,937	6,584	6.07%

Allowance for Loan Losses		(4,042)			(2,839)
Nonearning Assets		60,632			34,502

Total Assets		$623,095			$467,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW, Money Market, and Savings		$302,249	$1,464	1.94%	$214,162	$535	1.00%
Certificates of Deposits		112,785	673	2.39%	107,846	543	2.03%

Total Interest Bearing Deposits		415,034	2,137	2.07%	322,008	1,078	1.35%

Federal Funds Purchased, Securities Sold Under Agreements to Repurchase		5,040	34	2.73%	4,937	14	1.15%
Junior Subordinated Debentures		15,465	297	7.71%	7,217	184	10.23%
Federal Home Loan Bank Advances		915	7	2.87%	0	0	0.00%

Total Interest Bearing Liabilities		436,454	2,475	2.28%	334,162	1,276	1.53%

Demand Deposits		132,313			96,727
Other Liabilities		4,014			1,226
Stockholders’ Equity		50,314			35,485

Total Liabilities and Stockholders’ Equity		$623,095			$467,600

NET TAXABLE-EQUIVALENT
INTEREST INCOME AND SPREAD			$7,122	4.52%		$5,308	4.54%

NET TAXABLE-EQUIVALENT YIELD ON EARNING ASSETS				5.04%			4.90%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

(2)	Interest income of $264,925 for 2005 and $234,242 for 2004 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

(3)	Interest income includes loan fees of $900,210 for 2005 and $478,905 for 2004. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	Three Months Ended
	June 30, 2005 compared to June 30, 2004
	Total	Change
	Increase	Attributable to
	(Decrease)	Volume	Rates

Taxable-equivalent interest earned on:
Investment Securities Taxable	$130	($10)	$140
Tax Exempt	110	127	(17)
Equity Securities	9	6	3
Federal Funds Sold and Securities Purchased Under Agreement to Resell	10	(4)	14
Loans, including fees	2,754	2,457	297

TOTAL	3,013	2,576	437

Interest Paid On:
Interest Bearing Deposits	1,059	370	689
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	20		20
Federal Home Loan Bank Advances	7	7
Junior Subordinated Debentures	113	144	(31)

TOTAL	1,199	521	678

Taxable-equivalent net interest income	$1,814	$2,055	($241)

NOTE:	Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)

		Six Months Ended			Six Months Ended
		June 30, 2005			June 30, 2004
		Average		Average	Average		Average
		Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate

ASSETS
Investment Securities	(1)
Taxable		$80,990	$1,547	3.85%	$80,388	$1,284	3.21%
Tax Exempt	(2)	75,165	1,840	4.90%	61,522	1,568	5.13%
Equity Securities		2,603	33	2.55%	1,917	21	2.22%

Total Investments		158,758	3,420	4.34%	143,827	2,873	4.02%
Federal Funds Sold and Securities Purchased Under Agreements to Resell		7,235	93	2.59%	11,821	52	0.88%
Loans	(3)
Commercial and Real Estate		310,605	11,539	7.49%	223,019	7,868	7.09%
Installment		85,267	3,450	8.16%	43,396	2,143	9.93%

Total Loans		395,872	14,989	7.64%	266,415	10,011	7.56%

Total Earning Assets		561,865	18,502	6.64%	422,063	12,936	6.16%

Allowance for Loan Losses		(3,931)			(2,802)
Nonearning Assets		61,527			34,701

Total Assets		$619,461			$453,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW, Money Market, and Savings		$295,267	$2,692	1.84%	$202,965	$916	0.91%
Certificates of Deposits		117,311	1,323	2.27%	105,071	1,057	2.02%

Total Interest Bearing Deposits		412,578	4,015	1.96%	308,036	1,973	1.29%
Federal Funds Purchased, Securities Sold Under Agreements to Repurchase		6,105	76	2.51%	5,755	32	1.12%
Federal Home Loan Bank Advances		1,869	26	2.76%	1,978	10	1.09%
Notes Payable Junior Subordinated Debentures		15,465	571	7.45%	7,217	357	9.95%

Total Interest Bearing Liabilities		436,017	4,688	2.17%	322,986	2,372	1.48%

Demand Deposits		129,498			95,254
Other Liabilities		4,077			1,184
Stockholders’ Equity		49,869			34,538

Total Liabilities and Stockholders’ Equity		$619,461			$453,962

NET TAXABLE-EQUIVALENT
INTEREST INCOME AND SPREAD			$13,814	4.47%		$10,564	4.68%

NET TAXABLE-EQUIVALENT YIELD ON EARNING ASSETS				4.96%			5.03%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

(2)	Interest income of $531,574 for 2005 and $456,641 for 2004 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

(3)	Interest income includes loan fees of $1,518,180 for 2005 and $931,314 for 2004. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	Six Months Ended
	June 30, 2005 compared to June 30, 2004
	Total	Change
	Increase	Attributable to
	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment Securities
Taxable	$263	$10	$253
Tax Exempt	272	344	(72)
Equity Securities	12	9	3
Federal Funds Sold and Securities Purchased Under Agreement to Resell	41	(10)	51
Loans, including fees	4,978	4,895	83

TOTAL	5,566	5,248	318

Interest Paid On:
Interest Bearing Deposits	2,042	808	1,234
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	44	2	42
Federal Home Loan Bank Advances	16	(1)	17
Notes Payable Junior Subordinated Debentures	214	275	(61)

TOTAL	2,316	1,084	1,232

Taxable-equivalent net interest income	$3,250	$4,164	($914)

NOTE:	Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income
Excluding Securities Transactions
MidSouth’s primary source of non-interest income is services charges and fees on deposit accounts, which include insufficient funds (“NSF”) fees. Income from service charges on deposit accounts totaled $2.2 million for the second quarter of 2005 compared to $1.5 million for the second quarter of 2004, an increase of $700,000 or 44%. For the six months ended June 30, 2005, service charges on deposit accounts totaled $4.3 million compared to $2.9 million for the six months ended June 30, 2004, an increase of $1.4 million or 48%. The increases during both periods resulted primarily from the addition of approximately 9,700 in deposit accounts acquired from Lamar in October 2004.
Income from other charges and fees, including fees earned on the sale of credit life insurance, increased $443,796 for the three months ended June 30, 2005 and $1.3 million for the six months ended June 30, 2005 as compared to the same periods in 2004. The increase for the six months ended June 30, 2005 included $631,000 received on the PULSE distribution.
Non-interest Expense
Non-interest expense increased $2.6 million in quarterly comparison and $5.2 million in six-month comparison from June 30, 2004 to June 30, 2005, primarily due to the addition of Lamar’s expenses. Lamar contributed $1.8 million to the quarterly increase and $3.4 million to the increase reported for the six months ended June 30, 2005. The increases for both periods are due primarily to the additional salaries and benefit costs for Lamar’s 59 full-time equivalent (“FTE”) employees. Salaries and employee benefit expenses increased $1.0 million for the quarter ended June 30, 2005, a 46% increase over the $2.3 million for the quarter ended June 30, 2004. For the six months ended June 30, 2005, salaries and benefit expenses totaled $6.5 million, up $2.1 million or 48% over the $4.4 million for the six months ended June 30, 2004. The total number of FTE associates employed by MidSouth increased from 233 at June 30, 2004 to 305 at June 30, 2005.
Total occupancy expenses increased $338,131 in quarterly comparison and $613,030 in six month comparison from June 30, 2004 to June 30, 2005 due to the addition of Lamar’s banking locations.
Other non-interest expenses increased $1.2 million, from $1.3 million for the quarter ended June 30, 2004 to $2.5 million for the quarter ended June 30, 2005. For the six months ended June 30, 2005, other non-interest expenses totaled $5.0 million, up $2.4 million over the $2.6 million reported for the six months ended June 30, 2004. The increases for both periods resulted primarily from the addition of Lamar’s expenses that included approximately $128,000 in conversion costs and approximately $155,000 in related amortization of core deposit intangibles, net of taxes. Additionally, MidSouth Bank incurred increases in quarterly and year-to-date comparison of marketing expenses, education and travel expenses, and accounting fees associated with a Sarbanes-Oxley internal controls review performed during the second quarter of 2005. Management expects the impact of accounting fees to decrease during the second half of 2005 due to a deferment of the requirement to certify its internal controls, delaying much of the testing phase until 2006.
Analysis of Statement of Condition
Consolidated assets totaled $631.9 million at June 30, 2005, up $21.8 million from $610.1 million at December 31, 2004. The increase resulted primarily from a 5% growth in deposits of $28.3 million of which $5.9 million was non-interest bearing balances. The growth resulted primarily in MidSouth’s Platinum Money Market accounts, which offer a competitive yield that adjusts weekly to market rates. Cash flows from the increase in deposits funded a 6% or $23.6 million increase in loans over the first half of 2005. Loan growth for the first six months of 2005 was primarily in commercial, real estate and agricultural credits.
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
At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and pay dividends on common stock. An $8.2 million issuance of junior subordinated debentures and related trust preferred securities was completed on September 20, 2004, the proceeds of which were partially used to fund the Lamar Bancshares merger. The parent company previously issued $7.2 million in junior subordinated debentures and related trust preferred securities in February 2001. Dividends from MidSouth Bank primarily provide liquidity for the parent company. As a publicly traded company, the parent company also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth.
Capital
MidSouth and the Banks are required to maintain certain minimum capital levels. Risk-

based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution’s assets. At June 30, 2005, MidSouth and the Banks were in compliance with statutory minimum capital requirements. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. MidSouth’s leverage ratio was 9.15%, Tier 1 capital to risk-weighted assets was 12.12% and total capital to risk-weighted assets was 12.99% at the end of the second quarter of 2005. Both MidSouth Bank and Lamar’s risk-based capital ratios were above the levels required for designation as “well capitalized” by the FDIC. MidSouth Bank had a leverage ratio of 8.42%, a Tier 1 capital to risk-weighted assets ratio of 11.53% and a 12.43% total capital to risk weighted assets ratio at June 30, 2005. Lamar had a leverage ratio of 11.59%, a Tier 1 capital to risk-weighted assets ratio of 13.45% and a 14.20%total capital to risk weighted assets ratio at June 30, 2005.
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
Nonperforming Assets and Loans Past Due 90 Days and Over
The following table summarizes MidSouth’s nonperforming assets and loans past due 90 days and over for the quarters ending June 30, 2005 and 2004 and for the year-ended December 31, 2004.

	Period Ended		Year Ended
	Jun. 30,	Jun. 30,	Dec. 31,
	2005	2004	2004
Nonaccrual loans	$1,892	$1,003	$472
Loans past due 90 days and over	128	662	488
Total nonperforming loans	2,020	1,665	960
Other real estate owned	98	77	445
Other foreclosed assets	156		283

Total nonperforming assets	$2,274	$1,742	$1,688

	Period Ended		Year Ended
	Jun. 30,	Jun. 30,	Dec. 31,
	2005	2004	2004
Nonperforming assets to total assets	0.36%	0.36%	0.28%
Nonperforming assets to total loans + OREO + other foreclosed assets	0.55%	0.62%	0.44%
ALL to nonperforming assets	177.62%	170.72%	228.08%
ALL to nonperforming loans	199.95%	178.62%	401.04%
ALL to total loans	.99%	1.06%	1.00%

Year-to-date charge-offs	$310	$336	$1,067
Year-to-date recoveries	119	100	182

Year-to-date net charge-offs	$191	$236	$885

Net YTD charge-offs to total loans	0.05%	0.08%	0.23%
Nonaccrual loans increased $889,000 from June of 2004 and $1.4 million from December of 2004 due to the placement of a single oil and gas service relationship aggregating $1.3 million on nonaccrual status during the second quarter of 2005. The relationship is well secured and there is currently no expectation of loss should the loan relationship be liquidated.
Specific reserves have been established in the ALL to cover probable losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management and the results of examinations of the loan portfolio by regulatory agencies and others. The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. Management believes the $4,039,642 in the allowance as of June 30, 2005 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio.
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
During the second quarter of 2005, there were no significant changes in MidSouth’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, MidSouth’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of MidSouth or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the second quarter ended June 30, 2005.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares That May
	of Shares	Average Price Paid	as Part of a Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan[1]	Under the Plan[1]
April 2005	3,341	$22.64	3,341	194,384
May 2005	3,718	$23.08	3,718	190,666
June 2005	275	$22.45	275	190,391
1 — Under a share repurchase program approved by MidSouth’s Board of Directors on November 13, 2002, MidSouth can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions. The repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          On May 26, 2005, MidSouth held its Annual Meeting of Shareholders to consider and act upon the election of Class III Directors James R. Davis, Jr., Karen L. Hail, and Milton B. Kidd, III. A total of 3,299,793 shares were voted in favor of the election of both James R. Davis, Jr. and Milton B. Kidd, III, with 58,309 shares withheld from voting. A total of 3,299,704 shares were voted in favor of the election of Karen L. Hail, with 58,398 shares withheld from voting.
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
(b) Reports Filed on Form 8-K
     A press release regarding MidSouth’s earnings for the quarter ended March 31, 2005 was attached as Exhibit 99.1 to the Form 8-K filed on April 21, 2005.

Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc.
(Registrant)

Date: August 15, 2005	/s/ Teri S. Stelly
Teri S. Stelly, SVP/Chief Accounting Officer