Form 10-Q
period 2005-09-30
MIDSOUTH BANCORP INC
filed 2005-11-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 1-11826
MIDSOUTH BANCORP, INC.
(Exact name of registrant as specified in its charter)

Louisiana	72 –1020809
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of October 31, 2005, there were approximately 4,941,614 shares of the registrant’s Common Stock, par value $.10 per share, outstanding.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)

ASSETS

Cash and due from banks	$18,073,145	$17,394,278
Federal funds sold	9,625,000	—

Total cash and cash equivalents	27,698,145	17,394,278

Interest bearing deposits in banks	34,591	2,572
Securities available-for-sale, at fair value (cost of $134,719,280 at September 30, 2005 and $142,682,304 at December 31, 2004)	133,917,557	143,261,605
Securities held-to-maturity (estimated fair value of $20,820,938 at September 30, 2005 and $24,170,815 at December 31, 2004)	20,085,604	22,851,772
Loans, net of allowance for loan losses of $4,211,053 at September 30, 2005 and $3,850,636 at December 31, 2004	430,267,192	382,620,785
Bank premises and equipment, net	21,680,008	19,338,275
Other real estate owned, net	111,079	444,527
Accrued interest receivable	4,777,422	3,880,475
Goodwill	9,386,649	9,175,488
Intangibles	1,067,570	1,468,370
Other assets	10,454,921	9,649,725

Total assets	$659,480,738	$610,087,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$148,895,347	$124,659,052
Interest bearing	437,508,892	405,723,740

Total deposits	586,404,239	530,382,792
Securities sold under repurchase agreements and federal funds purchased	2,190,832	12,412,224
Accrued interest payable	595,287	751,112
Junior subordinated debenture	15,465,000	15,465,000
Other liabilities	2,448,995	2,503,843

Total liabilities	607,104,353	561,514,971

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, $.10 par value— 10,000,000 shares authorized, 4,960,999 and 4,487,135 issued and 4,912,613 and 4,454,256 outstanding at Sept 30, 2005 and December 31, 2004, respectively	496,100	448,713
Surplus	41,512,397	30,247,142
Unearned ESOP shares	(51,797)	(65,314)
Accumulated other comprehensive income	(529,137)	372,402
Treasury stock — 48,386 and 32,879 shares, at cost	(1,055,379)	(759,987)
Retained earnings	12,004,201	18,329,945

Total stockholders’ equity	52,376,385	48,572,901

Total liabilities and stockholders’ equity	$659,480,738	$610,087,872

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

INTEREST INCOME:
Loans, including fees	$8,342,155	$5,436,767	$23,331,518	$15,447,843
Securities
Taxable	759,500	686,611	2,306,471	1,971,314
Nontaxable	706,266	630,328	2,014,437	1,741,695
Federal funds sold	49,057	47,034	141,840	98,618
Other Interest Income	25,433	14,418	58,320	35,589

TOTAL	9,882,411	6,815,158	27,852,586	19,295,059

INTEREST EXPENSE:
Deposits	2,634,764	1,230,361	6,649,432	3,203,073
Securities sold under repurchase agreements, federal funds purchased and advances	27,688	17,015	129,219	59,782
Long term debt	295,362	183,980	867,079	540,980

TOTAL	2,957,814	1,431,356	7,645,730	3,803,835

NET INTEREST INCOME	6,924,597	5,383,802	20,206,856	15,491,224
PROVISION FOR LOAN LOSSES	300,000	250,000	679,737	670,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,624,597	5,133,802	19,527,119	14,821,224

OTHER OPERATING INCOME:
Service charges on deposits	2,088,513	1,738,591	6,414,593	4,664,809
Gains on securities, net	—	130,100	385	132,450
Credit life insurance	40,602	34,309	121,568	78,730
Other charges and fees	711,373	473,310	2,896,825	1,415,454

TOTAL OTHER INCOME	2,840,488	2,376,310	9,433,371	6,291,443

OTHER EXPENSES:
Salaries and employee benefits	3,653,280	2,419,190	10,160,905	6,829,102
Occupancy expense	1,462,505	1,030,877	4,047,115	3,002,457
Other	2,203,097	1,483,944	7,250,942	4,069,234

TOTAL OTHER EXPENSES	7,318,882	4,934,011	21,458,962	13,900,793

INCOME BEFORE INCOME TAXES	2,146,203	2,576,101	7,501,528	7,211,874
PROVISION FOR INCOME TAXES	512,315	621,985	1,903,964	1,851,443

NET INCOME	$1,633,888	$1,954,116	$5,597,564	$5,360,431

EARNINGS PER SHARE
Basic	$0.33	$0.45	$1.14	$1.22

Diluted	$0.32	$0.43	$1.10	$1.17

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

					UNREALIZED
					GAINS (LOSSES)
	COMMON STOCK			ESOP	ON SECURITIES	TREASURY	RETAINED
	SHARES	AMOUNT	SURPLUS	OBLIGATION	AFS, NET	STOCK	EARNINGS	TOTAL

Balance — January 1, 2005	4,487,135	$448,713	$30,247,142	($65,314)	$372,402	($759,987)	$18,329,945	$48,572,901

Dividends on common stock, $.06 per share							(828,722)	(828,722)
Issuance of common stock	23,297	2,330	118,302					120,632
Stock dividend 10%	450,567	45,057	11,038,889				(11,083,946)
Cash in lieu resulting from stock div							(10,640)	(10,640)
Tax benefit resulting from exercise of stock options			140,564					140,564
Purchase of treasury stock						(295,392)		(295,392)
Net income							5,597,564	5,597,564
Excess of market value over book value of ESOP shares released, net adjustment			(32,500)					(32,500)
ESOP obligation repayments				13,517				13,517
Net change in unrealized gain/loss on securities available-for-sale, net of income taxes					(901,539)			(901,539)

Balance — September 30, 2005	4,960,999	$496,100	$41,512,397	($51,797)	($529,137)	($1,055,379)	$12,004,201	$52,376,385

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,597,564	$5,360,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,573,702	1,132,575
Provision for loan losses	679,737	670,000
Deferred income taxes	56,699	55,720
Amortization of premiums on securities, net	669,026	774,959
Gain on sale of securities, net	(385)	(132,450)
Loss/(gain) on sale of other real estate owned	65,950	(45,823)
Change in accrued interest receivable	(896,947)	(341,337)
Change in accrued interest payable	(155,825)	(152,602)
Other, net	287,816	76,643

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,877,337	7,398,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(32,019)	(4,012)
Proceeds from sales of securities available-for-sale	9,099,585	403,600
Proceeds from maturities and calls of securities held-to-maturity	1,973,244	—
Proceeds from maturities and calls of securities available-for-sale	26,958,865	29,618,961
Purchases of securities available-for-sale	(27,971,143)	(47,469,321)
Loan originations, net of repayments	(48,501,118)	(33,160,442)
Purchases of premises and equipment	(4,102,047)	(1,651,966)
Proceeds from sales of other real estate owned	455,726	651,246

NET CASH USED IN INVESTING ACTIVITIES	(42,118,907)	(51,611,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	56,021,447	69,361,391
Net decrease in securities sold under repurchase agreements, federal funds purchased, and FHLB borrowings	(10,221,392)	(12,354,541)
Issuance of junior subordinated debentures	—	8,000,000
Purchase/transfer of treasury stock	(295,392)	(639,790)
Payment of dividends	(1,069,218)	(894,442)
Exercise of stock options	120,632	122,779
Cash for fractional shares	(10,640)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,545,437	63,595,397

NET INCREASE IN CASH & CASH EQUIVALENTS	10,303,867	19,381,579

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,394,278	13,833,857

CASH & CASH EQUIVALENTS AT END OF PERIOD	$27,698,145	$33,215,436

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	STATEMENT BY MANAGEMENT CONCERNING UNAUDITED FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. (“the Company”) and its subsidiaries as of September 30, 2005 and the results of their operations and their cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2004 annual report and Form 10K.

The results of operations for the three and nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

The Company applies Accounting Practices Board (APB) Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. The Company has adopted the disclosure-only option under SFAS No. 123. Had compensation costs for the Company’s stock options been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, the Company’s net income and earnings per share would have been as indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(in thousands):
Net earnings available to common stockholders (in thousands):
As reported	$1,634	$1,954	$5,598	$5,360
Deduct total stock based compensation determined under fair value method	15	20	45	53

Pro forma	$1,619	$1,934	$5,553	$5,307

Basic earnings per share:
As reported	$0.33	$0.45	$1.14	$1.22
Pro forma	$0.33	$0.45	$1.13	$1.21
Diluted earnings per share:
As reported	$0.32	$0.43	$1.10	$1.17
Pro forma	$0.32	$0.42	$1.09	$1.16

2.	ALLOWANCE FOR LOAN AND LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Nine Months Ended
	September 30,
	2005	2004
(in thousands)
Balance at beginning of period	$3,851	$2,790
Provision for loan losses	680	670
Recoveries	162	133
Loans charged off	(482)	(644)

Balance at end of period	$4,211	$2,949

3.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (losses) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company’s comprehensive income for the three and nine month periods ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Net income	$1,634	$1,954	$5,598	$5,360
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period, net of income tax (benefit) of $264, $589, $(465), and $(45), respectively	512	1,230	(902)	(1)
Reclassification adjustment for gains included in net income, net of income tax (benefit) of $0, $45, $0, and $45, respectively		(86)		(87)

Other comprehensive income (loss)	512	1,144	(902)	(88)

Total comprehensive income	$2,146	$3,098	$4,696	$5,272

In December 2004, the FASB issued Statement 123R, Share-Based Payment, an Amendment of FASB Statement No. 123, which will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for annual periods beginning after June 15, 2005. This Statement will eliminate the ability to account for stock-based compensation transactions using APB 25 and, generally, will require instead that such transactions be accounted for using a fair-value based method. Had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share as set forth above. The Company will be required to begin expensing stock options in the first quarter of the year ended December 31, 2006.

4.	STOCK DIVIDEND

During the third quarter of 2005, the Company declared a 10% stock dividend on common stock to holders of record on July 29, 2005 and payable on August 19, 2005.

Part 1. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
MidSouth Bancorp, Inc. (“the Company”) is a multi-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary banks (the “Banks”), MidSouth Bank, N. A. (“MidSouth Bank”), headquartered in Lafayette, Louisiana and Lamar Bank (“Lamar”), headquartered in Beaumont, Texas. The Banks provide a broad line of financial products and services to small and medium-sized businesses and consumers. MidSouth Bank operates 21 full-service banking offices throughout south Louisiana and construction is underway on two additional full service locations. Lamar operates six full-service banking offices in southeast Texas. Lamar’s Conroe, Texas loan production office was moved into new leased space and converted to a full service office in September 2005.
Following is management’s discussion of factors that management believes are among those necessary for an understanding of the Company’s consolidated financial statements. The discussion should be read in conjunction with the consolidated financial statements, the notes thereto and related Management’s Discussion & Analysis in the Company’s 10-K for the year ended December 31, 2004.
Forward Looking Statements
The Private Securities Litigation Act of 1995 provides a safe harbor for disclosure of information about a company’s anticipated future financial performance. This act protects a company from unwarranted litigation if actual results differ from management expectations. This management’s discussion and analysis reflects management’s current views and estimates of future economic circumstances, industry conditions, the Company’s performance and financial results based on assumptions considered reasonable. A number of factors and uncertainties could cause actual results to differ materially from the anticipated results and expectations expressed in the discussion. These factors and uncertainties include, but are not limited to:
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
• and acts of terrorism, weather, or other events beyond the Company’s control.
Critical Accounting Policies
Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required. See “ — Asset Quality — Nonperforming Assets and Loans Past Due 90 Days and Over.” Another of the Company’s critical accounting policies relates to its goodwill and intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment annually. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.
Results of Operations
During the third quarter of 2005, the Company successfully met the challenges presented by two powerful hurricanes, Katrina and Rita. In the aftermath of both storms, the Company’s headquarters and data processing center were unaffected and access to customer accounts was not interrupted. The Company’s team of associates worked diligently to ensure customers’ needs were met.
With Katrina, MidSouth Bank experienced short-term power outages at its newly opened Baton Rouge office and the loan production office in Houma, but no physical property damage. Completion of the new Houma banking office has been delayed due to supply problems resulting from the hurricane. Hurricane Rita brought mandatory evacuations, extended power outages and minor damage to four of the Lamar offices in southeast Texas and three MidSouth Bank offices in southwest Louisiana. Within one week, limited services were available in all of the Company’s affected markets. Customers were also serviced through Lamar offices in College Station and Conroe and through MidSouth Bank’s Customer Care Center, operations departments and branch offices. All offices are currently fully functional and operating under normal conditions.
Although the total impact of the hurricanes affecting the Company’s service area may not be fully known at this time, management estimates service charge income, primarily NSF fees, was negatively impacted by approximately $60,000 in August and September 2005. Despite the negative impact, service charge income increased in both quarterly and year-to-date comparison.
MidSouth Bank and Lamar lenders connected with their customers after the storms to assist in meeting their needs and to assess potential credit issues resulting from the storms. Initial discussions with customers and preliminary analysis of exposure in the affected areas reflected no significant immediate credit losses resulting directly from the hurricanes. Further analysis will be performed to assess credit-related risks resulting from the storms. At this time, management believes the $300,000 added to the provision for loan losses in the third quarter of 2005 is adequate to bring the Allowance for Loan Losses (“ALL”) to a sufficient level to cover probable losses within the loan portfolio.
The Company had third quarter 2005 net income of $1,633,888, a decrease of $320,228 from the $1,954,116 earned in the third quarter of 2004. Start up costs totaling approximately $178,000, including salaries, marketing and occupancy expenses, for four new retail store locations negatively impacted third quarter 2005 earnings. Provision expense increased $50,000 in comparison to the $250,000 expensed to the provision for loan losses in the third quarter of 2004, primarily due to the risk profile of the portfolio relative to growth. Finally, $130,000 in gains on sales of investment securities was recorded in the third quarter of 2004. No nonrecurring income was recorded in the third quarter of 2005.
Basic earnings per share were $.33 for the quarter ended September 30, 2005, compared to $.45 per share reported for the third quarter of 2004, and $.42 per share earned in the second quarter of 2005. Diluted earnings per share were $.32 for the third quarter of 2005 compared to $.43 per share for the third quarter of 2004 and $.40 for the second quarter of 2005. Earnings per share data have been adjusted to reflect a 10% stock dividend on common stock to holders of record on July 29, 2005 and payable on August 19, 2005.
Year-to-date earnings as of September 30, 2005 totaled $5,597,564, a 4.4% increase over the $5,360,431 reported for the nine months ended September 30, 2004. Basic earnings per share were $1.14 at September 30, 2005 versus $1.22 per share at September 30, 2004. Diluted earnings per share were $1.10 versus $1.17, respectively.
Earnings Analysis
Net Interest Income
The primary source of earnings for the Company is the difference between interest earned on loans and investments (earning assets) and interest paid on deposits and other liabilities (interest-bearing liabilities), which are used to fund the earning assets. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. The Company’s net interest margin (“NIM”) on a taxable-equivalent basis, which is net income as a percentage of average earning assets, was 4.87% for the quarter ended September 30, 2005, down 7 basis points from 4.94% for the quarter ended September 30, 2004. In nine-month comparison, the net interest margin also decreased 7 basis points, from 5.00% at September 30, 2004 to 4.93% at

September 30, 2005. Although net interest income increased, the NIM declined in both quarterly and year-to-date comparisons primarily due to narrowing spreads between earning asset yields and interest-bearing liability costs. The tables following this discussion reflect the changes in taxable-equivalent net interest income for the quarters ended and nine months ended September 30, 2005 and 2004.
In quarterly comparison, the impact of a $134.0 million increase in volume and a 66 basis point increase in the taxable equivalent yield on earning assets was partially offset by the $107.5 million increase in average interest-bearing liabilities and a 94 basis point increase in the cost of interest-bearing liabilities. Approximately $103.5 million in earning assets and $75.6 million in interest-bearing liabilities were acquired from Lamar.
Average loan volume increased $137.7 million in quarterly comparison and loan yields improved 24 basis points, from 7.59% in September 2004 to 7.83% in September 2005. Commercial loan yields increased 63 basis points, from 7.14% to 7.77% and reflected the impact of prime rate increases on the Company’s approximately $204 million variable rate loan portfolio. Consumer loan yields decreased 190 basis points in quarterly comparison, from 9.96% to 8.06% due primarily to the addition of Lamar’s approximately $41.7 million consumer portfolio that yields an average rate of 6.04%. Indirect financial for automobiles represented approximately $31.3 million of Lamar’s consumer portfolio.
A deposit promotion held during 2004 resulted in an increase of $50.0 million in average NOW and Money Market Accounts in quarterly comparison, excluding approximately $39.3 million acquired from Lamar. Most of the $50 million net growth in this deposit category was in money market accounts. The yield on the money market accounts reflected changes in market rates, and increased approximately 98 basis points over the past twelve months. The competitive yield on the new money market deposits contributed greatly to the 102 basis point increase in the average yield on NOW and money market deposits in quarterly comparison. Certificates of deposit (“CD”) yields were not impacted to the same degree, reflecting a 79 basis point increase in quarterly comparison. During the deposit promotion in 2004, CD offering rates were kept low to market in order to protect the existing CD base. CD yields have risen in 2005 due to promotional rates offered on specific terms for a limited time.
Additionally, the average volume of junior subordinated debentures and related trust preferred securities increased $6.2 million from third quarter 2004 to third quarter 2005. The Company issued $8.2 million of junior subordinated debentures and related trust preferred securities in the third quarter of 2004 to partially fund the Lamar acquisition. The impact of the higher volume of debentures was partially offset by a lower rate on the new debentures and resulted in increased interest expense of $111,000 in quarterly comparison. The volume and rate changes discussed above resulted in a $1.6 million quarterly increase in net interest income, on a taxable-equivalent basis, from $5.6 million at September 30, 2004 to $7.2 million at September 30, 2005.

Net interest income, on a taxable-equivalent basis, increased $4.8 million for the nine-month period ended September 30, 2005, from $16.2 million at September 30, 2004 to $21.0 million at September 30, 2005. During the same period, the average volume of earning assets increased $137.9 million or 31.9%, from $432.7 million in 2004 to $570.6 million in 2005. The average yield on earning assets improved 54 basis points in nine-month comparison, from 6.18% at September 30, 2004 to 6.72% at September 30, 2005. The volume of total interest-bearing liabilities increased $111.2 million or 33.5%, from $331.8 million for the nine months ended September 30, 2004 to $443.0 million for the nine months ended September 30, 2005. The average yield on total interest-bearing liabilities increased 78 basis points in the same period, from 1.53% to 2.31%. As in quarterly comparison, strong loan growth contributed significantly to increased interest income for the nine months ended September 30, 2005 and more than offset NIM compression.

Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)

		Three Months Ended			Three Months Ended
		September 30, 2005			September 30, 2004
		Average		Average	Average		Average
		Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate

ASSETS
Investment Securities	(1)
Taxable		$77,891	$766	3.93%	$81,118	$687	3.39%
Tax Exempt	(2)	78,697	987	5.02%	72,134	887	4.92%
Equity Securities		2,686	25	3.79%	1,595	14	3.62%

Total Investments		159,274	1,778	4.46%	154,847	1,588	4.10%
Federal Funds Sold and Securities Purchased Under Agreements to Resell		5,926	49	3.28%	14,071	47	1.33%
Loans	(3)
Commercial and Real Estate		327,941	6,418	7.77%	239,762	4,305	7.14%
Installment		94,646	1,924	8.06%	45,078	1,132	9.96%

Total Loans		422,587	8,342	7.83%	284,840	5,437	7.59%

Total Earning Assets		587,787	10,169	6.86%	453,758	7,072	6.20%

Allowance for Loan Losses		(4,073)			(2,847)
Nonearning Assets		66,505			33,106

Total Assets		$650,219			$484,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW, Money Market, and Savings		$320,864	$1,811	2.24%	$231,592	$711	1.22%
Certificates of Deposits		117,194	824	2.79%	103,494	520	2.00%

Total Interest Bearing Deposits		438,058	2,635	2.39%	335,086	1,231	1.46%

Federal Funds Purchased, Securities Sold Under Agreements to Repurchase		2,895	24	3.28%	4,935	17	1.37%
Junior Subordinated Debentures		15,465	295	7.58%	9,279	184	7.89%
Federal Home Loan Bank Advances		389	4	3.83%

Total Interest Bearing Liabilities		456,807	2,958	2.57%	349,300	1,432	1.63%

Demand Deposits		136,696			98,890
Other Liabilities		4,903			1,214
Stockholders’ Equity		51,813			34,613

Total Liabilites and Stockholders’ Equity		$650,219			$484,017

NET TAXABLE-EQUIVALENT INTEREST INCOME AND SPREAD			$7,211	4.29%		$5,640	4.57%

NET TAXABLE-EQUIVALENT YIELD ON EARNING ASSETS				4.87%			4.94%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

(2)	Interest income of $286,350 for 2005 and $256,405 for 2004 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

(3)	Interest income includes loan fees of $752,394 for 2005 and $532,840 for 2004. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	Three Months Ended
	Sept 30, 2005 compared to Sept 30, 2004
	Total	Change
	Increase	Attributable to
	(Decrease)	Volume	Rates

Taxable-equivalent interest earned on:
Investment Securities
Taxable	$79	($28)	$107
Tax Exempt	100	82	18
Equity Securities	11	10	1
Federal Funds Sold and Securities
Purchased Under Agreement to Resell	2	(1)	3
Loans, including fees	2,905	2,714	191

TOTAL	3,097	2,777	320

Interest Paid On:
Interest Bearing Deposits	1,404	456	948
Federal Funds Purchased and Securities
Sold Under Agreement to Repurchase	7	(3)	10
Federal Home Loan Bank Advances	4	4	0
Junior Subordinated Debentures	111	118	(7)

TOTAL	1,526	575	951

Taxable-equivalent net interest income	$1,571	$2,202	($631)

NOTE:	Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)

		Nine Months Ended			Nine Months Ended
		September 30, 2005			September 30, 2004
		Average		Average	Average		Average
		Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate

ASSETS
Investment Securities	(1)
Taxable		$79,718	$2,306	3.86%	$80,633	$1,971	3.26%
Tax Exempt	(2)	76,583	2,835	4.94%	65,085	2,454	5.03%
Equity Securities		2,631	58	2.96%	1,809	36	2.62%

Total Investments		158,932	5,199	4.36%	147,527	4,461	4.03%
Federal Funds Sold and Securities Purchased Under Agreements to Resell		6,801	142	2.79%	12,577	99	1.05%
Loans	(3)
Commercial and Real Estate		316,447	17,958	7.59%	228,641	12,173	7.11%
Installment		88,428	5,374	8.13%	43,960	3,275	9.95%

Total Loans		404,875	23,332	7.70%	272,601	15,448	7.57%

Total Earning Assets		570,608	28,673	6.72%	432,705	20,008	6.18%

Allowance for Loan Losses		(3,979)			(2,818)
Nonearning Assets		63,202			34,170

Total Assets		$629,831			$464,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW, Money Market, and Savings		$303,893	$4,502	1.98%	$212,472	$1,626	1.02%
Certificates of Deposits		117,271	2,147	2.45%	104,542	1,577	2.02%

Total Interest Bearing Deposits		421,164	6,649	2.11%	317,014	3,203	1.35%
Federal Funds Purchased, Securities Sold Under Agreements to Repurchase		5,091	102	2.67%	5,479	49	1.20%
Federal Home Loan Bank Advances		1,310	28	2.81%	1,314	11	1.09%
Notes Payable
Junior Subordinated Debentures		15,465	867	7.50%	8,041	541	8.99%

Total Interest Bearing Liabilities		443,030	7,646	2.31%	331,848	3,804	1.53%

Demand Deposits		131,923			96,476
Other Liabilities		4,354			1,181
Stockholders’ Equity		50,524			34,552

Total Liabilites and Stockholders’ Equity		$629,831			$464,057

NET TAXABLE-EQUIVALENT INTEREST INCOME AND SPREAD			$21,027	4.41%		$16,204	4.65%

NET TAXABLE-EQUIVALENT YIELD ON EARNING ASSETS				4.93%			5.00%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

(2)	Interest income of $820,322 for 2005 and $712,336 for 2004 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

(3)	Interest income includes loan fees of $2,270,575 for 2005 and $1,466,509 for 2004. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	Nine Months Ended
	Sept 30, 2005 compared to Sept 30, 2004
	Total	Change
	Increase	Attributable to
	(Decrease)	Volume	Rates

Taxable-equivalent interest earned on:
Investment Securities
Taxable	$335	($22)	$357
Tax Exempt	381	423	(42)
Equity Securities	22	18	4
Federal Funds Sold and Securities
Purchased Under Agreement to Resell	43	(16)	59
Loans, including fees	7,884	7,627	257

TOTAL	8,665	8,030	635

Interest Paid On:
Interest Bearing Deposits	3,446	1,271	2,175
Federal Funds Purchased and Securities
Sold Under Agreement to Repurchase	53	(3)	56
Federal Home Loan Bank Advances	17		17
Notes Payable Junior Subordinated Debentures	326	398	(72)

TOTAL	3,842	1,666	2,176

Taxable-equivalent net interest income	$4,823	$6,364	($1,541)

NOTE:	Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income
Excluding Securities Transactions
The Company’s primary source of non-interest income is service charges and fees on deposit accounts, which include insufficient funds (“NSF”) fees. Income from service charges on deposit accounts totaled $2.1 million for the third quarter of 2005 compared to $1.7 million for the third quarter of 2004, an increase of $350,000 or 20%. For the nine months ended September 30, 2005, service charges on deposit accounts totaled $6.4 million compared to $4.7 million for the nine months ended September 30, 2004, an increase of $1.7 million or 38%. The increases during both periods resulted primarily from services charges and fees earned on approximately 9,700 deposit accounts acquired from Lamar in October 2004. Management estimates service charge income, primarily NSF fees, was negatively impacted by approximately $60,000 in August and September 2005 because of the two hurricanes that affected the Company’s market in those months. It is anticipated that NSF fee income for the fourth quarter of 2005 will also be negatively impacted.
Income from other charges and fees, including fees earned on the sale of credit life insurance, increased $244,356 for the three months ended September 30, 2005 and $1.5 million for the nine months ended September 30, 2005 as compared to the same periods in 2004. Non-recurring income totaling $130,000 from gains on sales of investment securities was recorded during the third quarter of 2004 and affected the change in total non-interest income in quarterly and year-to-date comparison. The increase for the nine months ended September 30, 2005 included $631,000 received on the PULSE distribution.
Lamar’s contribution to the Company’s total non-interest income was approximately $500,000 for the three months ended and $1.6 million for the nine months ended September 30, 2005.
Non-interest Expense
Non-interest expense increased $2.4 million in quarterly comparison and $7.6 million in nine-month comparison from September 30, 2004 to September 30, 2005, primarily from the addition of Lamar’s expenses. Lamar contributed $1.8 million to the quarterly increase and $5.0 million to the increase reported for the nine months ended September 30, 2005. The increases for both periods are primarily the result of the additional salaries and benefit costs for Lamar’s 68 full-time equivalent (“FTE”) employees and an increase of 22 FTE employees at MidSouth Bank over the past twelve months.
Salaries and employee benefit expenses increased $1.2 million and totaled $3.6 million for the quarter ended September 30, 2005, a 51% increase over the $2.4 million for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, salaries and benefit expenses totaled $10.1 million, up $3.3 million or 49% over the $6.8 million for the nine months ended September 30, 2004. The total number of FTE associates employed by the Company increased from 233 at September 30, 2004 to 323 at September 30, 2005. The

increase in staff reflected the Company’s investment in growing the franchise and investing in people and the infrastructure to support that growth. MidSouth Bank’s new Baton Rouge office opened during the third quarter of 2005 and the River Ranch office in Lafayette opened in October 2005. The Houma full service banking facility was delayed because of supply problems resulting from Hurricane Katrina, but should be opened during the fourth quarter of 2005. Lamar’s full service banking facility in Conroe opened early in October 2005, in the aftermath of Hurricane Rita.
Total occupancy expenses increased $431,628 in quarterly comparison and $1,044,658 in nine month comparison from September 30, 2004 to September 30, 2005 due to the addition of Lamar’s banking locations and the new banking offices added in 2005. Lamar contributed
$298,393 to the quarterly increase and $697,821 to the year-to-date increase in occupancy expenses. Net of Lamar’s occupancy expenses, increases were recorded in lease expense, building depreciation, maintenance expenses and utilities costs, reflecting the Company’s strategic expansion.
Other non-interest expenses increased $.7 million, from $1.5 million for the quarter ended September 30, 2004 to $2.2 million for the quarter ended September 30, 2005. For the nine months ended September 30, 2005, other non-interest expenses totaled $7.3 million, up $3.2 million over the $4.1 million reported for the nine months ended September 30, 2004. The increases for both periods resulted primarily from the addition of Lamar’s other non-interest expenses, which totaled approximately $.6 million for the quarter ended and $2.1 million for the nine months ended September 30, 2005. Other non-interest expenses for the nine month period included approximately $100,000 in conversion costs, $137,000 in amortization of valuations, and $232,000 in amortization of intangibles, net of tax affect.
Additionally, MidSouth Bank incurred other non-interest expense increases in quarterly comparison of primarily marketing and advertising expenses, printing and supplies costs, and postage. Year-to-date increases in MidSouth Bank’s other non-interest expenses occurred primarily in marketing and advertising expenses, education and travel expenses, accounting fees, and data processing costs. ATM/Debit Card processing charges also increased but was offset by increased income from ATM/Debit card processing fees due to a higher volume of debit card transactions processed. The increased non-interest expenses reflect the Company’s recent growth and development of the franchise within its markets.
Analysis of Statement of Condition
Consolidated assets totaled $659.5 million at September 30, 2005, up $49.4 million from $610.1 million at December 31, 2004. The increase resulted primarily from growth in deposits of $56.0 million of which $24.2 million was non-interest bearing balances, primarily in commercial deposit accounts. The growth in interest-bearing deposits resulted primarily in MidSouth’s Platinum Money Market accounts, which offer a competitive yield that adjusts weekly to market rates. Cash flows from the increase in deposits funded a 12% or $48.0 million increase in loans over the nine months ended September 30, 2005, primarily in commercial and real estate credits. The securities available-for sale portfolio decreased $9.3 million over the same period as a result of mutual fund sales totaling $8.3 million for Lamar and $1.0 million for MidSouth Bank during the first quarter of 2005. Held-to-maturity securities decreased $2.8 million for the nine months ended September 30, 2005 because of calls and maturities within the portfolio. Fixed assets increased $2.3 million over the past nine months as the Company continued its expansion plans. Final accounting adjustments on Lamar’s fixed asset portfolio and on other assets acquired resulted in an increase of $211,161 to goodwill associated with the acquisition.
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
Capital
MidSouth and the Banks are required to maintain certain minimum capital levels. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution’s assets. At September 30, 2005, MidSouth and the Banks were in compliance with statutory minimum capital requirements. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. MidSouth’s leverage ratio was 8.97%, Tier 1 capital to risk-weighted assets was 11.67% and total capital to risk-weighted assets was 12.53% at the end of the third quarter of 2005. Both MidSouth Bank and Lamar’s risk-based capital ratios were above the levels required for designation as “well capitalized” by the FDIC. MidSouth Bank had a leverage ratio of 8.26%, a Tier 1 capital to risk-weighted assets ratio of 11.09% and an 11.98% total capital to risk weighted assets ratio at September 30, 2005. Lamar had a leverage ratio of 11.42%, a Tier 1 capital to risk-weighted assets ratio of 13.14% and a 13.83% total capital to risk weighted assets ratio at September 30, 2005.
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
Nonperforming Assets and Loans Past Due 90 Days and Over
The following table summarizes MidSouth’s nonperforming assets and loans past due 90 days and over for the quarters ending September 30, 2005 and 2004 and for the year-ended December 31, 2004.

				Period
Asset Quality Data	Period Ended			Ended
(in thousands)	Sept. 30,		%	Dec. 31,
	2005	2004	Chg	2004

Nonaccrual loans	$2,125	$482	340.9%	$472
Loans past due 90 days and over	561	283	98.2%	488
Total nonperforming loans	2,686	765	251.1%	960
Other real estate owned	111	86	29.1%	445
Other foreclosed assets	154			283

Total nonperforming assets	$2,951	$851	246.8%	$1,688

Nonperforming assets to total assets	0.45%	0.17%	164.7%	0.28%
Nonperforming assets to total loans + OREO + other foreclosed assets	0.68%	0.29%	134.5%	0.44%
ALL to nonperforming assets	142.70%	346.53%	-58.8%	228.08%
ALL to nonperforming loans	156.78%	385.49%	-59.3%	401.04%
ALL to total loans	0.97%	1.00%	-3.0%	1.00%

Year-to-date charge-offs	$482	$644	-25.2%	$1,067
Year-to-date recoveries	162	133	21.8%	182

Year-to-date net charge-offs	$320	$511	-37.4%	$885

Net YTD charge-offs to total loans	0.07%	0.17%	-58.8%	0.23%

Nonperforming assets, including loans 90 days or more past due, totaled $2.95 million at September 30, 2005. As a percentage of total assets, nonperforming assets increased to .45% at September 30, 2005, up from .17% at September 30, 2004 and .28% at December 31, 2004. Nonperforming assets increased primarily as a result of the placement of a single oil and gas service relationship aggregating $1.3 million on nonaccrual status during the second quarter of 2005. The relationship is well secured and there is currently no expectation of loss should the loan relationship be liquidated. Charge-off volume decreased with net charge-offs to total loans at .07% for September 30, 2005 compared to .17% for September 30, 2004 and .23% for December 31, 2004.
Preliminary analysis of exposure in the Company’s markets affected by the Hurricanes Katrina and Rita reflected no significant immediate credit losses resulting directly from the hurricanes. However, approximately 100 commercial customers, primarily in southwest Louisiana, and a few participated commercial credits were provided temporary assistance in the form of payment extensions for a period of 60 to 90 days as recovery efforts continued in the affected markets. The extensions totaled approximately $23 million and were granted to provide customers with short-term cash flow. Lenders in the affected markets have discussed potential credit issues resulting from the hurricanes with their customers and no significant long-term credit issues have been identified.
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
The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. The $300,000 in provisions for loan losses for the third quarter 2005 was deemed necessary to support the risk profile of the loan portfolio relative to growth. Management believes the

$4,211,053 in the allowance as of September 30, 2005 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio.
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
During the third quarter of 2005, there were no significant changes in MidSouth’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, MidSouth’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of MidSouth or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the third quarter ended September 30, 2005.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares That May
	of Shares	Average Price Paid	as Part of a Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan[1]	Under the Plan[1]
July 2005	none			200,100
August 2005	none			200,100
September 2005	464	$31.40	464	199,636

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
(b) Reports Filed on Form 8-K
     A press release regarding MidSouth’s earnings for the quarter ended June 30, 2005 was attached as Exhibit 99.1 to the Form 8-K filed on July 26, 2005.

Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)
Date: November 14, 2005	/s/ Teri S. Stelly
Teri S. Stelly, SVP/Chief Accounting Officer

Exhibit Index

Exhibit Number	Document Description

3.1	Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. is included as Exhibit 3.1 to MidSouth’s Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated July 19, 1995 are included as Exhibit 4.2 to MidSouth’s Registration Statement on Form S-8 filed September 20, 1995 and are incorporated herein by reference.

3.3	Amended and Restated By-laws adopted by the Board of Directors on April 12, 1995 are included as Exhibit 3.2 to Amendment No. 1 to
MidSouth’s Registration Statement on Form S-4/A (Reg. No. 33-58499) filed on June 1, 1995.

11	Computation of earnings per share

31.1	Certification pursuant to Exchange Act Rules 13(a) — 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) — 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002