Form 10-K
period 2005-12-31
MIDSOUTH BANCORP INC
filed 2006-03-31
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File number 1-11826
MIDSOUTH BANCORP, INC.
(Exact name of registrant as specified in its charter)

Louisiana (State of Incorporation)	72-1020809 (I.R.S. EIN Number)
102 Versailles Boulevard, Lafayette, LA 70501
(Address of principal executive offices)
Registrant’s telephone number, including area code: (337) 237-8343
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if this registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $59,485,291. As of March 21, 2006, there were 4,949,693 outstanding shares of MidSouth Bancorp, Inc. common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MIDSOUTH BANCORP, INC.
2005 Annual Report on Form 10-K

PART I
ITEM 1 — Business.
The Company
MidSouth Bancorp, Inc. (the “Company”) is a Louisiana corporation registered as a bank holding company under the Bank Holding Company Act of 1956. Its operations are conducted primarily through two wholly owned bank subsidiaries (the “Banks”), MidSouth Bank, N.A. (“MidSouth Bank”), chartered in February 1985, and Lamar Bank (“Lamar”), acquired in October 2004.
The Banks
MidSouth Bank is a national banking association domiciled in Lafayette, Louisiana. Lamar is a state-chartered bank domiciled in Beaumont, Texas. The Banks provide a broad range of commercial and retail community banking services primarily to professional, commercial and industrial customers in their market areas. These services include, but are not limited to, interest bearing and non-interest bearing checking accounts, investment accounts, cash management services, electronic banking services, credit card and secured and unsecured loan products. The Banks are U.S. government depositories and are members of the Pulse network which provides its customers with automatic teller machine services through the Pulse and Cirrus networks. Membership in the Community Cash Network provides MidSouth Bank’s customers with additional access throughout the Greater New Orleans area with no surcharge. MidSouth Bank operates twenty-two locations and Lamar operates the six locations described below under “Item 2 — Properties.”
Employees
As of December 31, 2005, the Banks employed approximately 337 full-time equivalent employees. The Company has no employees who are not also employees of the Banks. Through the Banks, employees receive employee benefits, which include an employee stock ownership plan, a 401-K plan and life, health and disability insurance plans. The Company’s directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company. The Company considers the relationships of the Banks with their employees to be very good.
Competition
The Banks face keen competition in their market areas from both traditional and non-traditional financial services providers, such as commercial banks, savings banks, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, money market mutual funds, brokerage houses and retail stores that provide credit facilities. Several of the financial services competitors in the Company’s market areas are substantially larger and have far greater resources, but, the Company has effectively competed by building long term customer relationships and customer loyalty through a continued focus on quality customer service enhanced by current technology and effective delivery systems.
Other factors, including economic, legislative and technological changes, also impact the Company’s competitive environment. The Company’s management continually evaluates competitive challenges in the financial services industry and develops appropriate responses consistent with its overall market strategy.
The Company’s acquisition of Lamar in October 2004 afforded the opportunity to realize a long-term strategic goal of expanding along the I-10 corridor into the Texas market. Although its primary focus is to grow in existing markets with new branches, the Company remains open to growth opportunities through acquisitions that would build shareholder value.
Supervision and Regulation
Participants in the financial services industry are subject to varying degrees of regulation and government supervision. The following section summaries contain important aspects of the supervision and regulation of banks and bank holding companies. The current system of laws and regulations can change over time and it cannot be predicted whether these changes will be favorable or unfavorable to the Company or the Banks.
Bank Holding Companies

General. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 (the “Act”) and to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Act requires the Company to file periodic reports with the Federal Reserve Board and subjects the company to regulation and examination by the Federal Reserve Board. The Act also requires the Company to obtain the prior approval of the Federal Reserve Board for acquisitions of substantially all of the assets of any bank or bank holding company or more than 5% of the voting shares of any bank or bank holding company. The Act prohibits the Company from engaging in any business other than banking or bank-related activities specifically allowed by the Federal Reserve Board, including the modifications to the Act brought about by the enactment of the Graham-Leach-Bliley Act (“GLB”) of 1999.
Gramm-Leach-Bliley Act. This financial services reform legislation (1) permits commercial banks to affiliate with investment banks, 2) permits companies that own commercial banks to engage in any type of financial activity, and 3) allows subsidiaries of banks to engage in a broad range of financial activities beyond those permitted for banks themselves. As a result, banks, securities firms, and insurance companies are able to combine much more readily.
Under provisions of GLB, two new types of regulated entities are authorized to engage in a broad range of financial activities much more extensive that those of standard holding companies. A “financial holding company” can engage in all newly-authorized activities and is simply a bank holding company whose depository institutions are well-capitalized, well-managed, and has a Community Reinvestment Act (“CRA”) rating of “satisfactory” or better. The Company is not registered as a financial holding company. A “financial subsidiary” is a direct subsidiary of a bank that satisfies the same conditions as a ‘financial holding company” plus several more. The “financial subsidiary” can engage in most of the newly-authorized activities, which are defined as securities, insurance, merchant banking/equity investment, “financial in nature,” and “complementary” activities.
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
Once applicable, section 404 of SOX will require the Company to include in its annual report a statement of management’s responsibility to establish and maintain adequate internal control over financial reporting and management’s conclusion on the effectiveness of internal controls at year-end. Additionally, independent auditors will be required to attest to and report on management’s evaluation of internal controls over financial reporting. Recent changes to section 404 of SOX have deferred the requirement for the independent auditor attestation for the Company for the year ending December 31, 2006. However, the Company is currently required to include a statement of management’s responsibility to establish and maintain adequate internal control over financial reporting and management’s conclusion on the effectiveness of internal controls for the year ending December 2006, unless further extensions are granted or further changes are made to the regulation.

Costs incurred in 2005 in preparation for compliance with section 404 of SOX totaled approximately $120,000. The cost of SOX compliance in 2006 is estimated to be $200,000, not including the cost of remediation and additional testing. Remediation and additional testing would be required if the results of initial testing of internal controls requires modification of key internal controls. The results of the documentation of internal controls performed in 2005 did not require modification of key internal controls.
Recent changes in the requirements of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) have increased the asset size of banks from $500 million in assets to $1 billion in assets required to mandate an independent auditor’s attestation and report on management’s evaluation of internal controls over financial reporting.
Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Banks are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide the law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.
Capital Adequacy Requirements. The Federal Reserve Board, the Office of the Comptroller of Currency for MidSouth Bank and the FDIC for Lamar require that the Company and the Banks meet certain minimum ratios of capital to assets in order to conduct their activities. Two measures of regulatory capital are used in calculating these ratios — Tier 1 Capital and Total Capital. Tier 1 Capital generally includes common equity, retained earnings and a limited amount of qualifying preferred stock, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total Capital generally consists of Tier 1 Capital plus the allowance for loan losses, preferred stock that did not qualify as Tier 1 Capital, certain types of subordinated debt and a limited amount of other items.
The Tier 1 Capital ratio and the Total Capital ratio are calculated against an asset total weighted for risk. Certain assets, such as cash and U. S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, often have a 100% risk weighting. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.
The leverage ratio also provides a measure of the adequacy of Tier 1 Capital, but assets are not risk-weighted for this calculation. Assets deducted from regulatory capital, such as goodwill and other intangible assets, are also excluded from the asset base used to calculate capital ratios. The minimum capital ratios for both the Company and the Banks are generally 8% for Total Capital, 4% for Tier 1 Capital and 4% for leverage.
At December 31, 2005, the Company’s ratios of Tier 1 and total capital to risk-weighted assets were 11.50% and 12.35%, respectively. The Company’s leverage ratio (Tier 1 capital to total average adjusted assets) was 8.75% at December 31, 2005. All three regulatory capital ratios for the Company and the Banks exceeded regulatory minimums at December 31, 2005.
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

As of December 31, 2005, the most recent notification from the FDIC placed MidSouth Bank and Lamar in the “well capitalized” category under the regulatory framework for prompt corrective action. All three regulatory capital ratios for the Banks exceeded these minimums at December 31, 2005.
National and State Banks
General. As a national banking association, MidSouth Bank is supervised and regulated by the Office of the Comptroller of the Currency (its primary regulatory authority), the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”). Under Section 23A of the Federal Reserve Act, the Bank is restricted in its ability to extend credit to or make investments in the Company and other affiliates as that term is defined in that act. National banks are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located and are limited as to powers, locations and other matters of applicable federal law.
As a state-chartered bank, Lamar is supervised and regulated by the Texas Department of Banking and the FDIC. The Texas Constitution provides that a Texas-chartered state bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Texas Banking Department and the FDIC.
Deposit Insurance. The Banks deposits are insured by the FDIC up to the amount permitted by law. The Banks are thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to different premium categories based primarily on each institution’s capital position and its overall risk rating as determined by its primary regulator. Annual premium rates currently range from none for institutions that are judged to pose the least risk to the insurance fund to 27 cents per $100 of assessable deposits for the most risky institutions, but the FDIC is authorized to set the top rate as high as 31 cents. Under the premium structure currently in effect and based on its current capital position and regulatory risk rating, the Banks pay no deposit insurance premium, but are required to pay a Financing Corporation (“FICO”) assessment authorized by the Deposit Insurance Funds Act of 1996 for payment of interest on FICO bonds.
Community Reinvestment Act. MidSouth Bank is subject to the provisions of the Community Reinvestment Act of 1977, as amended (“CRA”), and the related regulations issued by federal banking agencies. The CRA states that all banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA also charges a bank’s primary federal regulator, in connection with the examination of the institution or the evaluation of certain regulatory applications filed by the institution, with the responsibility to assess the institution’s record in fulfilling its obligations under the CRA. The regulatory agency’s assessment of the institution’s record is made available to the public. MidSouth Bank received a satisfactory rating following its most recent CRA examination.
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
Available Information
The Company files annual, quarterly and current reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC Internet site’s address is http://www.sec.gov. The Company maintains a corporate website at www.midsouthbank.com. We provide public access free of charge to our annual reports on Form 10-K for the last five years, and our most recent quarterly report on Form 10-Q under the Corporate Relations section of our corporate website.
ITEM 1A – Risk Factors.
An investment in the Company’s stock involves a number of risks. Investors should carefully consider the following risks as well as the other information in this Annual Report on Form 10-K and the documents incorporated by reference before making an investment decision. The realization of any of the risks described below could have a material adverse affect on the Company and the price of its common stock.
Risks Relating to The Company’s Business
Decisions regarding credit risk involve a high degree of judgment. If the allowance for loan losses is not sufficient to cover actual losses, then earnings would decrease.
The loan and investment portfolio subject the Company to credit risk. In depth analysis is performed to maintain an appropriate allowance for loan losses to provide for losses inherent in the loan portfolio. During 2005, recorded provisions for loan losses totaled $979,737 based on an overall evaluation of this risk. As of December 31, 2005, the allowance was $4.4 million, which is about .98% of total loans.
There is no precise method of predicting loan losses, and, therefore, the Company faces the risk that additional increases in the allowance for loan losses will be required. Additions to the allowance will result in a decrease in net earnings and capital and could hinder the Company’s ability to grow.
The Company has a concentration of exposure to a number of individual borrowers.
The Company has a concentration of exposure to a number of individual borrowers. The largest exposure to one borrowing relationship as of December 31, 2005, was approximately $6.1 million, which is 11.5% of combined capital and surplus. In addition, as of December 31, 2005, the aggregate exposure to the 10 largest borrowing relationships was approximately $44.7 million, which was 84.1% of capital and surplus. Given the size of these loan relationships relative to capital levels and earnings, a significant loss on any one of these loans could materially and adversely affect the Company.
The Company has a high concentration of loans secured by real estate, and a downturn in the real estate market could materially and adversely affect earnings.
A significant portion of our loan portfolio is dependent on real estate. At December 31, 2005, approximately 47% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in the Company’s primary markets specifically could significantly impair the value of collateral and the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.
The Company may face risks with respect to future expansion and acquisition.
The Company has expanded its business in part through acquisitions and cannot assure the continuance of this trend, or the profitability of future acquisitions. The Company’s ability to implement its strategy for continued growth depends on the ability to continue to identify and integrate profitable acquisition targets, to attract and retain customers in a highly competitive market, the growth of those customers’ businesses and the ability to increase the deposit base. Many of these growth prerequisites may be affected by circumstances that are beyond the control of the Company’s management and could have a material adverse effect on the size and quality of the Company’s assets.
An economic downturn or a natural disaster, especially one affecting the Company’s market areas, could adversely affect the Company.
Because most of the Company’s business is conducted in Louisiana and Texas and most of the credit exposure is in those states, the Company is at risk from adverse economic or business developments, including a downturn in real estate values and agricultural activities, and natural hazards such as hurricanes, floods and tornadoes that affect Louisiana and Texas. If the Louisiana or Texas economies experience an overall decline as a result of these adverse developments or natural hazards, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios would probably increase substantially and the value of real estate or other collateral could be adversely affected.
Competition from other financial intermediaries may adversely affect the Company’s profitability.
The Company faces substantial competition in originating loans and in attracting deposits. The competition in originating loans comes principally from other U.S. banks, mortgage banking companies, consumer finance companies, credit unions, insurance companies and other institutional lenders and purchasers of loans. Many of the Company’s competitors are institutions which have significantly greater assets, capital and other resources. Increased competition could require the Company to increase the rates paid on deposits or lower the rates offered on loans, which could adversely affect and also limit future growth and earnings prospects.
The Company’s profitability is vulnerable to interest rate fluctuations.
The Company’s profitability is dependent to a large extent on net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.
In periods of increasing interest rates, loan originations may decline, depending on the performance of the overall economy, which may adversely affect income from these lending activities. Also, increases in interest rates could adversely affect the market value of fixed income assets. In addition, an increase in the general level of interest rates may affect the ability of certain borrowers to pay the interest and principal on their obligations.
The Company relies heavily on its management team and the unexpected loss of key officers may adversely affect operations.
The Company’s success has been and will continue to be greatly influenced by the ability to retain existing senior management and, with expansion, to attract and retain qualified additional senior and middle management. C.R. Cloutier, President and Chief Executive Officer, has been instrumental in managing the business. Other senior executive officers have had, and will continue to have, a significant role in developing and managing business. The loss of services of Mr. Cloutier or any other executives could have an adverse effect on the Company. While the Company has employment agreements with Mr. Cloutier, Ms. Hail, and Mr. Reed, a formal management succession plan has been established. Accordingly, should the Company lose any member of senior management, there can be no assurance that the Company will be able to locate and hire a qualified replacement on a timely basis.

A favorable assessment of the effectiveness of the Company’s internal controls over financial reporting, and the independent auditors’ unqualified attestation report on that assessment are critical to the value of the Company’s common stock.
Beginning with the Form 10-K for 2006, the Company’s management will be required to report on, and the independent auditors to attest to, the effectiveness of internal controls over financial reporting as of December 31, 2006. The rules governing the standards that must be met for management to assess internal controls are new and complex, and require significant documentation, testing and possible remediation. The Company’s management is currently in the process of reviewing, documenting and testing internal controls, and to date foresees no problems with complying with the report and attesting requirements. In connection with this effort the Company has and will incur increased expenses and diversion of management’s time and other internal resources. In connection with the attestation process by the Company’s independent auditors, management may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If the Company cannot make the required report, or if the Company’s external auditors are unable to provide an unqualified attestation, investor confidence and the Company’s common stock price could be adversely affected.
Monetary policy and other economic factors could affect profitability adversely.
Many factors affect the demand for loans and the ability to attract deposits, including:
•	changes in governmental economic and monetary policies;

•	modifications to tax, banking and credit laws and regulations;

•	national, state, and local economic growth rates;

•	employment rates; and

•	population trends.
The Company’s success will depend in significant part upon the ability to maintain a sufficient interest margin between the rates of interest received on loans and other investments and the rates paid out on deposits and other liabilities. The monetary and economic factors listed above, and the need to pay rates sufficient to attract deposits, may adversely affect the Company’s ability to maintain an interest margin sufficient to result in operating profits.
The Company operates within a highly regulated industry and its business and results are significantly affected by the regulations to which it is subject.
The Company operates within a highly regulated environment. The regulations to which the Company is subject will continue to have a significant impact on its operations and the degree to which it can grow and be profitable. Certain regulators to which the Company is subject have significant power in reviewing the Company’s operations and approving its business practices. Particularly in recent years, in common with other financial institutions, the Company’s banks have experienced increased regulation and regulatory scrutiny, often requiring additional resources. In addition, investigations or proceedings brought by regulatory agencies may result in judgments, settlements, fines, penalties or other results adverse to the Company. There is no assurance that any change to the regulatory requirements to with the Company is subject, or the way in which such regulatory requirements are interpreted or enforced, will not have a negative affect on the Company’s ability to conduct its business and its results of operations.
The Company relies heavily on technology and computer systems, and advances and changes in technology could significantly affect business.
The Company’s ability to compete depends on the ability to continue to adapt technology on a timely and cost-effective basis to meet customers’ demands. In addition, the Company’s operations are susceptible to negative effects from computer system failures, communication and energy disruption, and unethical individuals with the technological ability to cause disruptions or failures of data processing systems.
Risks Relating to an Investment in the Company’s Common Stock

Share ownership may be diluted by the issuance of additional shares of common stock in the future.
The Company’s stock incentive plan provides for the granting of stock incentives to directors, officers and employees. As of December 31, 2005, 207,308 shares are issuable under options granted under that plan. Likewise, a number of shares equal to 8% of outstanding shares are reserved for future issuance to directors, officers and employees. In addition, the Company has adopted a director fee stock plan pursuant to which directors can be compensated in cash or common stock.
It is probable that options will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option. The incentive plan also provides that all issued options automatically and fully vest upon a change in control. If the options are exercised, share ownership will be diluted.
In addition, the Company’s articles of incorporation authorize the issuance of up to 10,000,000 shares of common stock, but do not provide for preemptive rights to the stockholders. Authorized but unissued shares are available for issuance by the Company’s Board. Shareholders will not automatically have the right to subscribe for additional shares. As a result, if the Company issues additional shares to raise capital or for other corporate purposes, shareholders may be unable to maintain a pro rata ownership in the Company.
The holders of the Company’s trust preferred securities have rights that are senior to those of shareholders.
At December 31, 2005, the Company had outstanding $15.5 million of trust preferred securities. Payment of these securities is senior to shares of stock. As a result, the Company must make payments on the trust preferred before any dividends can be paid on common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the trust preferred securities must be satisfied before any distributions can be made to shareholders. The Company has the right to defer distributions on the trust preferred for up to five years, and if such an election is made, no dividends may be paid to stockholders during that time.
The directors of the Company and executive management own a significant number of shares of stock, allowing further control over business and corporate affairs.
The Company’s directors and executive officers beneficially own approximately 1,578,000 shares, or 31.9%, of outstanding stock. As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on the Company’s business as shareholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval.
Provisions of the Company’s articles of incorporation and bylaws, Louisiana Law and state and federal banking regulations, could delay or prevent a takeover by a third party.
The Company’s articles of incorporation and bylaws could delay, defer or prevent a third party takeover, despite possible benefit to the shareholders, or otherwise adversely affect the price of the common stock. The Company’s governing documents
•	Require Board action to be taken by a majority of the entire Board rather than a majority of a quorum

•	Permit shareholders to fill vacant Board seats only if the Board has not filled the vacancy within 90 days

•	Permit directors to be removed by shareholders only for cause and only upon an 80% vote

•	Require an 80% shareholder vote to amend the Bylaws (85% in the case of certain provisions), a 75% vote to approve amendments to the Articles (85% in the case of certain provisions) and a 66-2/3% vote for any other proposal, in each case if the proposed action was not approved by two-thirds of the entire Board

•	Require 80% of the voting power for shareholders to call a special meeting

•	Authorize a class of preferred stock that may be issued in series with terms, including voting rights, established by the Board without shareholder approval

•	Authorize approximately 10 million shares of common stock that may be issued by the Board without shareholder approval

•	classify our Board with staggered three year terms, preventing a change in a majority of the Board at any annual meeting

•	require advance notice of proposed nominations for election to the Board and business to be conducted at a shareholder meeting

•	require supermajority shareholder voting to approve business combinations not approved by the Board
These provisions would preclude a third party from removing incumbent directors and simultaneously gaining control of the board by filling the vacancies thus created with its own nominees. Under the classified Board provisions, it would take at least two elections of directors for any individual or group to gain control of the board. Accordingly, these provisions could discourage a third party from initiating a proxy contest, making a tender offer or otherwise attempting to gain control. These provisions may have the effect of delaying consideration of a stockholder proposal until the next annual meeting unless a special meeting is called by the board or the chairman of the Board. Moreover, even in the absence of an attempted takeover, the provisions make it difficult for shareholders dissatisfied with the Board to effect a change in the Board’s composition, even at annual meetings.
Also, the Company is subject to the provisions of the Louisiana Business Corporation Law (“LBCL”), which provides the Company may not engage in certain business combinations with an “interested shareholder” (generally defined as the holder of 10.0% or more of the voting shares) unless: (1) the transaction was approved by the Board before the interested shareholder became an interested shareholder, or (2) the transaction was approved by at least two-thirds of the outstanding voting shares not beneficially owned by the interested shareholder, and 80% of the total voting power, or (3) certain conditions relating to the price to be paid to the shareholders are met.
The LBCL also addresses certain transactions involving “control shares,” which are shares that would have voting power with respect to us within certain ranges of voting power. Control shares acquired in a control share acquisition have voting rights only to the extent granted by resolution approved by our shareholders. If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of all voting power, shareholders of the issuing public corporation have dissenters’ rights as provided by the LBCL.
The Company’s future ability to pay dividends is subject to restrictions.
Since the Company is a holding company with no significant assets other than the banks, the Company has no material source of income other than dividends received from these banks. Therefore, the ability to pay dividends to the shareholders will depend on the banks’ ability to pay dividends to the Company. Moreover, banks and bank holding companies are both subject to certain federal and state regulatory restrictions on cash dividends. The Company is also restricted from paying dividends if it has deferred payments of the interest on, or an event of default has occurred with respect to, its trust preferred securities.
A shareholder’s investment is not an insured deposit.
An investment in the Company’s common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency. A shareholder’s investment will be subject to investment risk, and the shareholder must be capable of affording the loss of the entire investment.
ITEM 1B – Unresolved Staff Comments.
               None
ITEM 2 — Properties.
The Company leases its principal executive and administrative offices and principal MidSouth Bank facility in Lafayette, Louisiana under a twenty-year lease expiring December 31, 2011. MidSouth Bank has seven other banking offices in Lafayette, Louisiana, three in New Iberia and one banking office in each of Breaux Bridge, Cecilia, Jeanerette, Opelousas, Morgan City, Jennings, Lake Charles, Sulphur, Baton Rouge, Thibodaux, and Houma, Louisiana. Fourteen of these offices are owned and seven are leased. Lamar operates three full service banking offices in Beaumont, Texas, including its headquarters located at 555 N. Dowlen Road in Beaumont, two of which are owned and one is leased. Additional full service banking offices are located in Vidor, College Station, and in Conroe. The College Station and Conroe offices are leased facilities. Management is currently reviewing possible sites to add more banking offices in the College Station, Conroe and north Houston areas.
Over the next twelve months, the Company’s strategic plan to grow the franchise will result in several additional banking offices (“stores”) to service MidSouth Bank and Lamar Bank customers. MidSouth Bank’s ninth Lafayette store opened in March of 2006. Two additional retail stores are planned for the Baton Rouge market and scheduled for September and December 2006. A new retail store in Thibodaux and a second store in Lake Charles are scheduled for October 2006. In the Texas markets, a second Lamar Bank location in Conroe, Texas is scheduled to open in November 2006 and management is working on site selection for a second retail store in College Station. Costs associated with opening the new stores will directly impact earnings throughout 2006 and any substantial contributions to income will not be reflected until 2007.

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
ITEM 4 — Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the Company’s security holders in the fourth quarter of 2005.
Item 4A — Executive Officers of the Registrant
C. R. Cloutier, 58 – President, Chief Executive Officer and Director of the Company and MidSouth Bank since 1984.
Karen L. Hail, 52 – Senior Executive Vice President and Chief Operations Officer of MidSouth Bank since 2002, and Chief Financial Officer, Secretary and Treasurer of the Company since 1984.
Donald R. Landry, 49 – Senior Vice President and Senior Loan Officer of MidSouth Bank since 1995 and Executive Vice President since 2002.
Jennifer S. Fontenot, 51 — Senior Vice President since 1995 and Chief Information Officer of MidSouth Bank since 2002.
Dwight Utz, 52 — Senior Vice President of Retail Banking since 2001; prior to his employment at MidSouth Bank, Mr. Utz was a Corporate Vice President for PNC Bank Corporation in Pittsburgh, Pennsylvania from 1973 to 2000.
Teri S. Stelly, 46 — Senior Vice President and Chief Accounting Officer of the Company since 1998 and named Chief Financial Officer of MidSouth Bank in 2002.
Christopher J. Levanti, 39 – Joined MidSouth Bank as Senior Vice President of Credit Administration in 2002; prior to his employment at MidSouth Bank, Mr. Levanti was Senior Credit Manager at First Data Merchant Services in Melville, New York from 2000 to 2002.
Gregory King, 50 — Joined MidSouth Bank as Vice President and Loan Review Officer in 2003; promoted to Senior Vice President of Risk Management in 2004; prior to his employment with MidSouth Bank, Mr. King was Executive Vice President and Chief Operating Officer at LBA Savings Bank in Lafayette, Louisiana from 1997 to 2003.
All executive officers of the Company are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.
PART II
ITEM 5 — Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of February 28, 2006, there were 790 common shareholders of record. The Company’s Common Stock trades on the American Stock Exchange under the symbol “MSL.” The high and low sales price for the past eight quarters has been provided in the Selected Quarterly Financial Data tables that are included with this filing under Item 7 and is incorporated herein by reference.
Cash dividends totaling $1,425,326 were declared to common stockholders during 2005. A quarterly dividend of $.06 per share was paid for each quarter of 2005 and a special dividend of $.06 per share was paid in addition to the $.06 per share for the fourth quarter of 2005. It is the intention of the Board of Directors of the Company to continue paying quarterly dividends on the common stock at a rate of $.06 per share. Cash dividends totaling $1,112,360 were declared to common stockholders during 2004. The regular quarterly dividend of $.06 per share was paid for each quarter of 2004 and a special dividend of $.06 per share was paid in addition to the $.06 per share for the fourth quarter of 2004. Restrictions on the Company’s ability to pay dividends are described in Item 7 below under the heading “Liquidity — Dividends” and in Note 11 to the Company’s consolidated financial statements.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the fourth quarter ended December 31, 2005. In addition to the repurchases detailed below, a total of 4,356 shares were added to Treasury Stock through a 10% stock dividend paid on August 19, 2005.

				Maximum Number
			Total Number of	of Shares That
	Total Number		Shares Purchase as	May Yet be
	of Shares	Average Price Paid	Part of a Publicly	Purchased Under
	Purchased	per Share	Announced Plan[1]	the Plan[1]
October 2005	830	$27.98	830	246,756
November 2005	-0-	—	—	246,756
December 2005	5,536	$27.21	5,536	241,220

1 — Under a share repurchase program approved by the Company’s Board of Directors on November 13, 2002, the Company can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions. The repurchase program does not have an expiration date.

ITEM 6 — FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
Gross interest income	$38,555,576	$27,745,570	$24,230,450	$24,125,789	$26,424,027
Interest expense	(10,787,142)	(5,693,397)	(4,679,685)	(6,709,231)	(10,408,926)

Net interest income	27,768,434	22,052,173	19,550,765	17,416,558	16,015,101
Provision for loan losses	(979,737)	(991,480)	(550,000)	(1,398,250)	(2,176,224)
Other operating income	12,249,608	9,220,928	7,597,780	6,921,388	5,432,859
Other expenses	(29,326,273)	(20,859,859)	(17,970,856)	(17,082,360)	(15,462,472)

Income before income taxes	9,712,032	9,421,762	8,627,689	5,857,336	3,809,264
Provision for income taxes	(2,438,165)	(2,442,331)	(2,294,376)	(1,428,253)	(866,105)

Net Income	7,273,867	6,979,431	6,333,313	4,429,083	2,943,159
Preferred stock dividend requirement(1)					(52,751)

Net income available to common shareholders	$7,273,867	$6,979,431	$6,333,313	$4,429,083	$2,890,408

Basic earnings per share(2)	$1.48	$1.55	$1.45	$1.01	$0.72
Diluted earnings per share(2)	$1.44	$1.48	$1.39	$0.99	$0.66
Dividends per share(2)	$0.29	$0.24	$0.24	$0.16	$0.14

Total loans	$442,793,749	$386,471,421	$261,872,776	$227,052,226	$214,390,121
Total assets	698,814,421	610,087,872	432,914,305	382,686,993	363,779,863
Total deposits	624,938,100	530,382,792	374,388,482	343,474,846	330,577,458
Cash dividends on on common stock	1,425,326	1,112,360	992,648	725,286	547,966
Long-term obligations(3)	15,465,000	15,465,000	7,217,000	7,785,030	8,648,000

Selected ratios:
Loans to assets	63.36%	63.35%	60.49%	59.33%	58.93%
Loans to deposits	70.85%	72.87%	69.95%	66.10%	64.85%
Deposits to assets	89.43%	86.94%	86.48%	89.75%	90.87%
Return on average assets	1.13%	1.39%	1.56%	1.20%	0.85%
Return on average common equity(4)	14.24%	18.73%	20.90%	17.59%	14.04%

(1)	On August 1, 2001, MidSouth completed the redemption of its Series A Preferred Stock. Only 3,527 shares had not been converted to MidSouth Common Stock as of July 26, 2001, the final day for converting. The remaining 3,527 Preferred Shares were redeemed at a Redemption Price of $14.33 per share.

(2)	On August 19, 2005, MidSouth paid a 10% stock dividend on its common stock to holders of record on July 29, 2005. On November 30, 2004, a 25% stock dividend was paid to holders of record on October 29, 2004. On August 29, 2003, a 10% stock dividend was paid to holders of record on July 31, 2003. Per common share data has been adjusted accordingly.

(3)	On September 20, 2004, MidSouth issued $8,248,000 of junior subordinated debentures to partially fund the acquisition of Lamar Bancshares, Inc. on October 1, 2004. On February 21, 2001, MidSouth completed the issuance of $7,217,000 of junior subordinated debentures. For regulatory purposes, these funds qualify as Tier 1 Capital. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.

(4)	In 2004, the return on average common equity ratio reflected the impact of approximately $9 million in goodwill added as a result of the Lamar Bancshares, Inc. acquisition.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
MidSouth Bancorp, Inc. (the “Company”) is a multi-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary banks (the “Banks”), MidSouth Bank, N. A., headquartered in Lafayette, Louisiana and Lamar Bank, headquartered in Beaumont, Texas. A third subsidiary, Financial Services of the South, Inc. (the “Finance Company”) completed the liquidation of its loan portfolio in 2004 and is inactive. Following is management’s discussion of factors that management believes are among those necessary for an understanding of the Company’s financial statements. The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto presented herein.
Forward Looking Statements
The Private Securities Litigation Act of 1995 provides a safe harbor for disclosure of information about a company’s anticipated future financial performance. This act protects a company from unwarranted litigation if actual results differ from management expectations. This management’s discussion and analysis reflects management’s current views and estimates of future economic circumstances, industry conditions, and the Company’s performance and financial results based on reasonable assumptions. A number of factors and uncertainties could cause actual results to differ materially from the anticipated results and expectations expressed in the discussion. These factors and uncertainties include, but are not limited to:
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
Critical Accounting Policies
Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in this report. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices. The Company’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required. See “ – Asset Quality – Allowance for Loan Losses.” Another of the Company’s critical accounting policies relates to its goodwill and intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment annually. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.

Contractual Obligations
In the normal course of business the Company uses various financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. Additional information regarding contractual obligations appears in the Notes to the Company’s Consolidated Financial Statements. The following table presents the Company’s significant contractual obligations as of December 31, 2005.
Table 1
Contractual Obligations

	Payment due by period
		Less than	1-3	3-5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Certificates of Deposit	$120,006	$72,123	$41,617	$6,266	—
Long-Term Debt Obligations	15,465	—	—	—	$15,465
Operating Lease Obligations	8,162	1,024	1,513	1,456	4,169

Total	$143,633	$73,147	$43,130	$7,722	$19,634

Recent Transactions
On January 3, 2006, the Company paid its regular quarterly dividend of $.06 per share and an additional $.06 Special Dividend to its common stockholders of record as of December 14, 2005. On August 19, 2005, the Company paid a 10% stock dividend on its common stock to holders of record on July 29, 2005 and on November 30, 2004, the Company paid a five-for-four (25%) stock split on its common stock to holders of record as of October 29, 2004.
On October 1, 2004, the Company completed a merger with Lamar Bancshares, Inc. of Beaumont, Texas to merge the two holding companies. Following the merger, Lamar Bancshares, Inc. was dissolved and its subsidiary bank, Lamar Bank, became a separate subsidiary under the Company. At December 31, 2005, Lamar Bank had assets of $146 million and six banking offices serving southeast Texas. Lafayette-based MidSouth Bank had assets of $570 million and twenty-two banking offices serving the south Louisiana market.
Results of Operations
The Company’s net income for the year ended December 31, 2005 totaled $7.3 million compared to $7.0 million for the year ended December 31, 2004. Basic earnings per share were $1.48 and $1.55 for the years ended December 31, 2005 and 2004, respectively. Diluted earnings per share were $1.44 for the year ended December 2005 compared to $1.48 per share earned for the year ended December 2004. The decrease in earnings per share data despite increased earnings in 2005 resulted primarily from the dilutive effect of approximately 507,500 shares issued with the merger and acquisition of Lamar Bancshares, Inc. on October 1, 2004, adjusted for a 25% stock split paid in 2004 and a 10% stock dividend paid in 2005.
In year-to-date comparison, net income increased $294,000, or 4.2%. The 2005 results include the impact of twelve months of income and expenses associated with Lamar Bank compared to three months of Lamar Bank income and expenses included in 2004. Total interest income increased $10.8 million or 39% in 2005, driven by a 38% increase in the average volume of loans combined with a 36 basis point improvement in average loan yields. The improvement in interest income was partially offset by a $5.1 million increase in interest expense, which resulted primarily from a 25% increase in the average volume of interest-bearing deposits and an 81 basis point increase in the average rate paid on interest-bearing deposits in 2005. The resulting $5.7 million increase in net interest income, combined with a $3 million increase in non-interest income, resulted in a total increase of $8.7 million in revenues for the year ended December 31, 2005 compared to the year ended December 31, 2004. The Company invested the increased revenues of the franchise in market development, staff development and system upgrades, which resulted in increased non-interest expenses of $8.4 million for 2005.

The Company’s total consolidated assets increased $88.7 million or 14.5% from $610.1 million at December 31, 2004 to $698.8 million at December 31, 2005. Total loans grew $56.3 million or 14.6%, from $386.5 million at December 31, 2004 to $442.8 million at December 31, 2005, primarily in commercial and real estate credits. Total deposits grew $94.5 million or 17.8%, from $530.4 million at December 31, 2004 to $624.9 million at December 31, 2005. Of the $94.5 million growth in deposits, $53.2 million was in non-interest bearing deposits at December 31, 2005. Interest-bearing deposits increased $41.3 million, primarily in the Company’s Platinum money market accounts. Although some of the deposit growth may be related to insurance proceeds, management believes more of the growth is commerce related and driven by the recovery and rebuilding of areas effected by the hurricanes in 2005.
Nonperforming assets, including loans 90 days or more past due, totaled $3.4 million at December 31, 2005 compared to $1.7 million at December 31, 2004. The increase resulted primarily from a $1.5 million increase in loans past due 90 days or more. Two past due government-guaranteed loans totaling $1.1 million and a commercial loan totaling $420,000 increased the loans past due 90 days or more for the year ended December 31, 2005. One government-guaranteed loan subsequently paid in full in January 2006 and payment on the second loan is expected during the first quarter 2006. Management expects the commercial loan to be returned to a current status during the first quarter of 2006. As a percentage of total assets, nonperforming assets increased from .28% at December of 2004 to .49% at December of 2005.
Net loan charge-offs for 2005 were $476,000 or .12% of average loans compared to $885,000 or .30% of average loans a year earlier. The Company provided $979,737 for loan losses in 2005 compared to $991,480 in 2004 to bring the ALL as a percentage of total loans to .98% at year-end 2005 compared to 1.00% at year-end 2004. Sustained loan growth over the past two years and a loan concentration in the commercial real estate portfolio supported the increase in provisions. Additionally, a provision totaling $300,000 was expensed in the fourth quarter of 2005 primarily to cover probable losses in agricultural credits as a result of the hurricanes.
MidSouth’s leverage ratio was 8.75% at December 31, 2005, compared to 8.73% at December 31, 2004. Return on average common equity was 14.24% for 2005 compared to 18.73% for 2004. The return on average common equity for 2004 and 2005 was affected by the issuance of stock in connection with the Lamar merger. Return on average assets was 1.13% compared to 1.39% for the same periods, respectively.
Table 2
Summary Of Return On Equity And Assets

	2005	2004
Return on average assets	1.13%	1.39%
Return on average common equity	14.24%	18.73%
Dividend payout ratio on common stock	19.60%	15.94%
Average equity to average assets	7.94%	7.43%
EARNINGS ANALYSIS
Net Interest Income
The primary source of earnings for the Company is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest bearing liabilities. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. The Company’s net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.96%, 4.96%, and 5.46% for the years ended December 31, 2005, 2004, and 2003, respectively. The net interest margin remained unchanged from 2004 as volume and rate increases in average earning assets were offset by increases in volume and rate on average interest-bearing liabilities. The 50 basis point decrease in the Company’s net interest margin in 2004 resulted primarily from a 75 basis point decrease in loan yields compared to 2003. Tables 3 and 4 analyze the changes in net interest income for each of the three year periods ended December 31, 2005.

Table 3
Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)

	Year Ended December 31,
	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate

ASSETS
Investment Securities and Interest-bearing Deposits(1)
Taxable	$78,909	3,098	3.93%	$83,614	2,822	3.37%	$71,817	2,276	3.17%
Tax Exempt(2)	77,134	3,809	4.94%	68,313	3,398	4.97%	52,407	2,856	5.45%
Other Investments	2,615	75	2.87%	2,172	46	2.10%	1,539	48	3.12%

Total Investments	158,658	6,982	4.40%	154,099	6,266	4.07%	125,763	5,180	4.12%
Federal Funds Sold and Securities
Purchased Under
Agreements to Resell	10,254	344	3.35%	10,576	117	1.11%	6,509	64	0.98%
Loans
Commercial and Real Estate	322,974	24,996	7.74%	246,284	17,414	7.07%	198,479	15,441	7.78%
Installment	90,251	7,336	8.13%	53,164	4,933	9.28%	43,044	4,386	10.19%

Total Loans(3)	413,225	32,332	7.82%	299,448	22,347	7.46%	241,523	19,827	8.21%

Total Earning Assets	582,137	39,658	6.81%	464,123	28,730	6.19%	373,795	25,071	6.71%

Allowance for Loan Losses	(4,026)			(3,061)			(2,905)
Nonearning Assets	65,168			40,426			33,017

Total Assets	$643,279			$501,488			$403,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW, Money Market, and Savings	$309,364	$6,398	2.07%	$229,809	$2,522	1.10%	$166,605	$1,362	0.82%
Certificates of Deposits	117,635	3,060	2.60%	111,580	2,251	2.02%	104,959	2,517	2.40%

Total Interest Bearing Deposits	426,999	9,458	2.21%	341,389	4,773	1.40%	271,564	3,879	1.43%
Federal Funds Purchased and Securities
Sold Under Agreements to Repurchase	4,307	118	2.74%	6,364	89	1.41%	5,802	66	1.14%
FHLB Advances	980	28	2.86%	1,197	15	1.22%	308	3	0.97%
Notes Payable							326	17	5.21%
Junior Subordinated Debentures	15,465	1,183	7.65%	9,461	816	8.63%	7,000	714	10.20%

Total Interest Bearing Liabilities	447,751	10,787	2.41%	358,411	5,693	1.59%	285,000	4,679	1.64%

Demand Deposits	139,946			103,651			89,117
Other Liabilities	4,511			2,163			1,286
Stockholders’ Equity	51,071			37,263			28,504

Total Liabilities and Stockholders’ Equity	$643,279			$501,488			$403,907

NET INTEREST INCOME AND NET INTEREST SPREAD		$28,871	4.40%		$23,037	4.60%		$20,392	5.07%

NET YIELD ON EARNING ASSETS			4.96%			4.96%			5.46%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

(2)	Interest income of $1,102,000 for 2005, $985,000 for 2004, and $841,000 2003 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

(3)	Interest income includes loan fees of $3,054,000 for 2005, $2,025,000 for 2004, and $2,005,000 for 2003. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 4
Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	2005 Compared to 2004			2004 Compared to 2003
		Change			Change
	Total	Attributable		Total	Attributable
	Increase	To		Increase	To
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment Securities and
Interest Bearing Deposits
Taxable	$276	$(144)	$420	$544	$412	$132
Tax Exempt	411	434	(23)	542	763	(221)
Other Investments	29	10	19	—	—	—
Federal Funds Sold and Securities Purchased Under Agreement to Resell	227	(4)	231	53	44	9
Loans, including fees	9,985	8,867	1,118	2,520	4,068	(1,548)

TOTAL	10,928	9,163	1,765	3,659	5,287	(1,628)

Interest Paid On:
Interest Bearing Deposits	4,685	1,415	3,270	894	969	(75)
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	28	(14)	42	23	7	16
FHLB Advances	13	(2)	15	12	12	—
Notes Payable	—	—	—	(17)	(17)	—
Junior Subordinated Debentures	368	446	(78)	102	181	(79)

TOTAL	5,094	1,845	3,249	1,014	1,152	(138)

Taxable-equivalent net interest income	$5,834	$7,318	$(1,484)	$2,645	$4,135	$(1,490)

NOTE:	Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.
Net interest income (on a taxable-equivalent basis) increased $5.8 million for 2005 over 2004 and $2.6 million for 2004 over 2003. A 38% increase in the average volume of loans combined with a 36 basis point improvement in average loan yields contributed greatly to the $5.8 million increase in net interest income in 2005. The average yield on the loan portfolio increased from 7.46% in 2004 to 7.82% in 2005. Loan yields improved as the Company’s variable rate loans adjusted to increases in New York Prime (“Prime”) throughout the year. Prime increased 200 basis points to 7.25% at year-end 2005. A $10.9 million improvement in interest income was partially offset by a $5.1 million increase in interest expense resulting primarily from a 25% increase in the average volume of interest-bearing deposits and an 81 basis point increase in the average rate paid on interest-bearing deposits in 2005.

Net interest income improved in 2004 primarily due to a $90.3 million or 24% increase in the average volume of earning assets, of which $26 million was attributed to the Lamar merger. Volume increases in earning assets significantly offset the impact of declining yields on earning assets in 2004 to net an increase in interest income of $3.7 million. The average yield on loans in 2004 was 7.46%, down 75 basis points from 8.21% in 2003. Market competition, a slowing economy, and decreases in Prime impacted MidSouth’s loan yields in 2003 and for the first half of 2004. However, during the second half of 2004, Prime increased 125 basis points to 5.25%, positively impacting loan yields on the variable rate loans.
In the investment portfolio the Company continued to conservatively invest excess cash flows in investment securities that yielded reasonable returns without taking on too much interest rate risk in the rising rate environment. The average volume of investment securities increased $4.6 million in 2005, from $154.1 million in 2004 to $158.7 million in 2005. The $28.3 million increase in 2004 resulted primarily from the addition of Lamar Bank’s $21.1 million investment portfolio. Average taxable equivalent yields on investment securities increased to 4.40% in 2005, up 33 basis points from 4.07% in 2004 and up 28 basis points from 4.12% in 2003. Improvement in investment volume and yields increased interest income on investment securities $716,000 for 2005. The increase in volume during 2004 offset the minimal decline in yield to result in an increase of $1.1 million in interest income on investment securities in 2004.
The Company maintained its strong core non-interest bearing deposit base with 25% of average total deposits in 2005 compared to 23% in 2004 and 25% in 2003. The interest-bearing deposit mix consisted of 54% in NOW, money market, and savings deposits and 21% in certificates of deposit, primarily due to growth in the Company’s Platinum money market accounts. The Platinum accounts offer competitive market rates to the Company’s depositors. The Platinum rates increased the average cost of NOW, money market and savings dollars by 97 basis points to 2.07% in 2005, up from 1.10% in 2004. In 2004, the mix of average total interest-bearing deposits was 52% NOW, money market and savings deposits and 25% certificates of deposit. These two categories of interest-bearing deposits were 41% and 34% of average total deposits, respectively, in 2003. The shift from certificates of deposit to interest-bearing transaction accounts reflects the Company’s retail strategy of developing a long term banking relationship with depositors. The Company typically offers certificates of deposit at mid-to-low market rates, however, in 2005 a special promotional rate of 4.00% on a 20 month certificate of deposit was offered in conjunction with the Company’s celebration of MidSouth Bank’s 20 year anniversary. The promotional rate contributed to the 58 basis point increase in yield on average certificates of deposit to 2.60% in 2005, up from 2.02% in 2004.
The yield on the Company’s junior subordinated debentures decreased 98 basis points, as the lower cost of the $8.2 million variable rate debentures partially offset the effect of the higher cost $7.2 million fixed rate debentures. The $8.2 million in debentures, issued on September 20, 2004, carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. Although the 3-month LIBOR increased 197 basis points during 2005, the rate of 7.00% at December 31, 2005 on the $8.2 million in debentures was significantly lower than the 10.2% fixed rate on the $7.2 million in debentures. The $8.2 million in debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter. On February 22, 2001, the Company issued the $7.2 million of junior subordinated debentures. The $7.2 million in debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031 and, under certain circumstances, are subject to repayment on February 22, 2011 or thereafter.
Non-Interest Income
Excluding Securities Transactions Service charges and fees on deposit accounts represent the primary source of non-interest income for the Company. Income from service charges and fees on deposit accounts (including insufficient funds fees) increased $1.3 million in 2005, despite a $300,000 decrease in service charge income in the second half of 2005 resulting from Hurricanes Katrina and Rita. In January 2006, service charge income returned to normal levels and no further declines resulting from the storms are anticipated. Approximately $700,000 of the $1.3 million increase resulted from the impact of twelve months of income associated with Lamar Bank compared to three months of Lamar Bank income included in 2004. Service charges and fees on deposit accounts increased $1.7 million in 2004. Of the $1.7 million increase, $530,331 represents non-interest income from Lamar Bank for the fourth quarter of 2004. The remaining $1.2 million increase in 2004 and the $600,000 increase in 2005 resulted primarily from an increase in the number of transaction accounts and the volume of insufficient funds checks processed by the Company. The service charge structures on transaction accounts have not changed over the past three years and are on the lower end of fees charged by competitors in the Company’s markets. The insufficient funds fee was increased on November 1, 2004 from $22.00 to $23.47 per NSF item, still well below competitors NSF charges in the Company’s markets.
Non-interest income resulting from other charges and fees increased $1.7 million in 2005 and decreased $27,287 in 2004. Included in the $1.7 million increase in 2005 was approximately $650,000 received in a distribution from PULSE in connection with its merger with a subsidiary of Discover Financial Services, Inc. A $320,000 increase was realized in ATM and debit card income due to increased transaction volume. The majority of the remaining $730,000 increase resulted from the twelve months of Lamar income in 2005 versus three months in 2004. Non-interest income decreased in 2004 as mortgage refinancing activity declined and mortgage fee income decreased $89,000 after increasing $160,000 in 2003.
Securities Transactions The Company liquidated two mutual funds held by the Banks in the first quarter of 2005, with a gain on one fund offsetting the loss on the second fund. Net gains on sales of securities totaled $385 in 2005, $132,450 in 2004 and $98,025 in 2003. Gains on sales of securities for 2004 resulted almost entirely from the sale of a correspondent bank’s common stock in July of 2004. The Company no longer utilized any services with the bank and therefore liquidated its stock position. Sales of available-for-sale securities totaling $6.5 million in 2003 allowed the Company to improve the overall yield on the securities sold as they neared maturity.
Non-interest Expense
Total non-interest expense increased 40% or $8.5 million from 2004 to 2005, including an increase of $5.3 million for a full twelve months of Lamar Bank expenses in 2005 versus three months in 2004. Three months of Lamar Bank expenses totaled $1.5 million of the $2.9 million increase in non-interest expenses for 2004. The Company’s growth and expansion over the past three years resulted in increases primarily in salaries and employee benefits, occupancy expenses, marketing expenses and education and travel expenses. These increases reflect the Company’s long-term investment in staff development, system upgrades, and market development.
Salaries and employee benefits increased $3.6 million or 35% in 2005 and the Company ended the year with 337 full-time equivalent (“FTE”) employees, an increase of 37. Salaries and employee benefits increased $1.6 million or 18% in 2004, due to an increase in FTE employees from 216 in 2003 to 300, including 67 from the addition of Lamar Bank’s staff on October 1, 2004. Net of the addition of Lamar Bank’s staff, salary expense increases in 2005 and 2004 resulted primarily from the addition of staff for new offices in Baton Rouge, Lafayette, and Houma. Two former bank presidents were added in 2005 to lead the Company’s entry into the Baton Rouge market. Retail managers were added at all three new offices. Staff additions in lending, call center, retail travel team and administrative staff contributed to the increased salary and benefit costs.
Occupancy expenses increased $1.3 million in 2005 and $432,894 in 2004 and included the cost of three additional MidSouth Bank offices added the second half of 2005 and the addition of Lamar Bank’s six offices in the fourth quarter of 2004. Premises and equipment additions and leasehold improvements totaled approximately $6.6 million, $3.7 million, and $1.2 million for the years 2005, 2004, and 2003, respectively. Additions and improvements during 2004 included a new building for the Moss Street location which totaled approximately $1 million, and renovations at MidSouth Bank’s Breaux Bridge location, which houses the data processing center.
Total other non-interest expense increased $3.6 million in 2005 of which approximately $3.2 million was attributed to twelve months of Lamar Bank expenses in 2005 compared to three months in 2004. Net of the additional nine months of Lamar Bank expenses, increases were recorded primarily in marketing expenses, education and travel expenses and professional fees. Marketing expenses increased $465,000 primarily due to MidSouth Bank’s 20th anniversary celebration during 2005, grand opening events for the new offices, and costs associated with a new advertising campaign. Additionally, Lamar Bank held a deposit promotion during the second half of 2005 that added to the increase in marketing expenses. Education and travel expenses increased $232,928 primarily due to training and travel associated with Lamar Bank’s data processing conversion. Professional fees increased $274,811, primarily as a result of an internal controls documentation in preparation for compliance with Sarbanes-Oxley.
Non-interest expenses increased $885,601 or 16% in 2004 as compared to 2003. Of the $885,601 increase, $565,796 represented other non-interest expenses incurred by Lamar Bank in the fourth quarter of 2004. Of the remaining $319,805, increases were recorded primarily in legal and professional fees and marketing expenses in 2004. The increase in legal and professional fees included additional costs associated with various legal proceedings in the ordinary course of business and increases in accounting and comptroller fees. Marketing expenses increased due to costs associated with a deposit campaign, retail marketing promotions, and the introduction of a new advertising campaign. Additionally, MidSouth Bank continued to sponsor several trade shows within its markets.
Income Taxes
The Company’s tax expense decreased by $4,166 in 2005 and increased $147,955 in 2004 and approximated 25% of income before taxes in 2005 compared to 26% in 2004. Increased interest income on non-taxable municipal securities lowered income tax expense in 2005 and reduced 2005 and 2004 taxes from the expected statutory rate of 34%. Interest income on non-taxable municipal securities also lowered the effective tax rate for 2003 to approximately 26%. The Notes to the Consolidated Financial Statements provide additional information regarding the Company’s income tax considerations.
BALANCE SHEET ANALYSIS
Investment Securities
Total investment securities decreased $7.1 million in 2005, from $166.1 million in 2004 to $159.0 million at December 31, 2005. The decrease results primarily from the sale of two mutual funds totaling $9.1 million held by the Banks. Investment securities increased $26.7 million in 2004, from $139.4 million in 2003 to $166.1 million. The increase resulted primarily from the addition of Lamar Bank’s investment portfolio, which totaled $21.1 million at the closing of the merger on October 1, 2004. Average duration of the portfolio was 3.22 years as of December 31, 2005 and the average taxable-equivalent yield was 4.40%. For the year ended December 31, 2004, average duration of the portfolio was 2.45 years and the average taxable-equivalent yield was 4.07%. Cash flows from deposits and from maturities and paydowns within the portfolio were reinvested primarily in municipal securities, government agency securities and mortgage-backed securities. A decline in the market value of securities available-for-sale of $2.1 million is included in the net change in 2005. Unrealized net losses in the securities available-for-sale portfolio were $1,032,694 at December 31, 2005, compared to unrealized net gains of $372,402 at December 31, 2004. These amounts result from interest rate fluctuations and do not represent permanent impairment of value. Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.
At December 31, 2005, approximately 25% of the Company’s securities available-for-sale portfolio represented mortgage-backed securities and collateralized mortgage obligations (“CMO’s”). The Company monitors the risks due to changes in interest rates on mortgage-backed pools by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security. CMO’s totaled $1.1 million and represented pools which each had a book value of less than 10% of stockholders’ equity at December 31, 2005. All CMO’s held in the portfolio are AAA rated and not considered “high-risk” securities under the Federal Financial Institutions Examination Council (“FFIEC”) tests. The Company does not own any “high-risk” securities as defined by the FFIEC. An additional 29% of the available-for-sale portfolio consisted of U. S. Treasury and Agency securities, while municipal and other securities represented 44% and 2% of the portfolio, respectively. A detailed credit analysis on each municipal offering is reviewed prior to purchase by an investment advisory firm. In addition, the Company limits the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the non-taxable municipal securities portfolio. The held-to-maturity portfolio consisted of $18.0 million in non-taxable and $1.6 million in taxable municipal securities.

Table 5
Composition of Investment Securities
December 31 (in thousands)

	2005	2004	2003	2002	2001

Available for sale securities:
U. S. Treasuries	$1,966	$2,000	—	—	—
U. S. Agencies	38,499	35,804	47,158	15,954	14,854
Obligations of states and political subdivisions	61,534	56,468	38,114	23,017	13,648
Mortgage-backed securities	33,715	30,962	24,325	27,574	21,097
Collateralized mortgage obligations	1,086	1,861	4,471	16,407	20,225
Corporate securities	2,629	7,089	1,028	4,174	3,651
Mutual funds	—	9,077	967	971	970

Total available for sale securities	$139,429	$143,261	$116,063	$88,097	$74,445

Held to maturity securities:
Obligations of state and political subdivisions	$19,611	$22,852	$23,367	$23,398	$23,585

Total held to maturity securities	$19,611	$22,852	$23,367	$23,398	$23,585

Total Investment Securities	$159,040	$166,113	$139,430	$111,495	$98,030

Table 6
Investment Securities Portfolio
Maturities And Average Taxable-Equivalent Yields
for the Year Ended December 31, 2005
(dollars in thousands)

			After 1 but		After 5 but
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total

Securities Available for-sale
U.S. Treasury and U.S. government agency securities	$6,335	3.39%	$32,155	3.72%	$1,975	4.77%	—	—	$40,466
Obligations of state and political subdivisions	8,365	4.58%	32,665	5.23%	16,970	5.39%	3,534	5.28%	61,534

Mortgage backs and CMOs	117	4.73%	30,431	4.68%	4,253	5.48%	—	—	34,801
Corporates	1,642	5.74%	987	4.14%	—	—	—	—	2,629

Total Fair Value	$16,459		$96,238		$23,198		$3,534		$139,429

			After 1 but		After 5 but
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
HELD TO MATURITY
Obligations of state and Political subdivisions	$2,715	4.58%	$11,743	5.23%	$4,873	5.39%	$280	5.28%	$19,611

Loan Portfolio
The Company’s loan portfolio totaled $442.8 million at December 31, 2005, up 15% or $56.3 million from $386.5 million at December 31, 2004. Net of $81.4 million acquired through the Lamar merger, total loans grew $43.2 million in 2004, following an increase of $34.9 million added to the portfolio in 2003.
For the past three years, the Company’s loan officers met or exceeded aggressive goals with double-digit loan growth. Successful recruiting of new lending officers, including two former bank presidents in the Company’s Baton Rouge market in 2005, an effective customer development program and an increase in loan participation activity in new markets contributed to the double-digit growth. Of the $56.3 million growth in 2005, $32.0 million was in the commercial loan portfolio, including lease loans. The real estate portfolio grew $17.7 million, including construction loans. The real estate loan growth consisted of both commercial and consumer credits that have ten to fifteen year amortization terms with rates fixed primarily for three and up to five years. The short-term structure of these credits allows management greater flexibility in controlling interest rate risk. The Company’s installment loan portfolio increased $6.7 million or 10% in 2005 as the result of a well-defined growth strategy supported by retail store promotions and direct mail campaigns.
The $81.4 million acquired through the Lamar merger in 2004 consisted of 45% real estate loans, including construction loans, 42% consumer loans, and 13% in commercial and all other loans. The Company’s combined loan portfolio at December 31, 2005 consisted of approximately 52% in fixed rate loans, with the majority maturing within five years. Approximately 48% of the portfolio earns a variable rate of interest, with 30% adjusting to changes in the Prime rate and another 18% adjusting on a scheduled repricing date. The mix of variable and fixed rate loans provides some protection to changes in market rates of interest.
Table 7
Composition of Loans
December 31 (in thousands)

	2005	2004	2003	2002	2001

Commercial, financial and agricultural	$153,737	$123,835	$86,961	$75,891	$68,711
Lease financing receivable	6,108	4,048	4,067	3,399	4,730
Real estate — mortgage	170,895	150,898	127,431	109,490	97,647
Real estate — construction	39,202	41,464	12,103	8,396	7,090
Installment loans to individuals	72,230	65,493	30,852	29,773	35,921
Other	622	733	459	103	291

Total Loans	$442,794	$386,471	$261,873	$227,052	$214,390

Table 8
Loan Maturities And Sensitivity To Interest Rates
for the Year Ended December 31, 2005
(dollars in thousands)

	Fixed and Variable Rate
	Loans at Stated Maturities				Amounts Over One Year With
	1 Year	1 Year -	Over		Predetermined	Floating
	or Less	5 Years	5 Years	Total	Rates	Rates	Total
Commercial, Financial Industrial, Commercial Real Estate Mortgage and Commercial Real Estate — Construction	$144,165	$177,581	$15,681	$337,427	$111,468	$81,794	$193,262
Installment Loans to Individuals and Real Estate Mortgage	17,168	58,537	22,932	98,637	77,055	4,414	81,469
Lease Financing Receivables	235	5,731	142	6,108	5,873	—	5,873
Other	622	—	—	622	—	—	—

TOTAL	$162,190	$241,849	$38,755	$442,794	$194,396	$86,208	$280,604

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
Asset Quality
Credit Risk Management The Company manages its credit risk by observing written, board approved policies which govern all underwriting activities. The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan. These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department. The results of the reviews are reported directly to the Audit Committee of the Board of Directors. Additionally, bank concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment. At December 31, 2005, the Company identified one industry segment concentration that aggregates more than 10% of its consolidated loan portfolio. The commercial real estate segment of the loan portfolio represented approximately $49.6 million or 11% of the Company’s total $442.8 million portfolio.
Nonperforming Assets Table 9 contains information about the Company’s nonperforming assets, including loans past due 90 days or more and still accruing.

Table 9
Nonperforming Assets and Loans Past Due 90 Days or More

		December 31,
	2005	2004	2003
Loans on nonaccrual	$659,770	$472,186	$828,543
Loans past due 90 days or more and accruing	2,510,793	488,219	502,669

Total nonperforming loans	3,170,563	960,405	1,331,212
Other real estate owned, net	97,609	444,527	218,199
Other assets repossessed	176,102	283,128	—

Total nonperforming assets	$3,444,274	$1,688,060	$1,549,411

Nonperforming loans to total loans	0.72%	0.25%	0.51%

Nonperforming assets to total assets	0.49%	0.28%	0.36%

Allowance as a % of nonperforming loans	137%	401%	209%
Nonperforming assets, including loans past due 90 days or more and still accruing, totaled $3,444,274 at December 31, 2005, $1,688,060 at December 31, 2004 and $1,549,411 at December 31, 2003. Two past due government-guaranteed loans totaling $1.1 million and a commercial loan totaling $420,000 increased the loans past due 90 days or more for the year ended December 31, 2005. One government-guaranteed loan subsequently paid in full in January 2006 and payment on the second loan is expected during the first quarter 2006. Management expects the commercial loan to be returned to a current status during the first quarter of 2006. Although nonperforming assets increased $138,649 in 2004, nonperforming loans and loans past due 90 days or more and still accruing actually decreased $370,807. The increase resulted from the addition of one property held by Lamar Bank as other real estate owned totaling $331,577 and other assets repossessed totaling $236,843. In 2005, the Company committed additional resources to support loan administration efforts and to strengthen collection initiatives.
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
Allowance for Loan Losses Provisions totaling $979,737, $991,480, and $550,000 for the years 2005, 2004 and 2003, respectively, were considered necessary by management to bring the allowance to a level sufficient to cover probable losses in the loan portfolio. Table 10 analyzes activity in the allowance 2005, 2004 and 2003.

Table 10
Summary of Loan Loss Experience
(in thousands)

	2005	2004	2003
BALANCE AT BEGINNING OF YEAR	$3,851	$2,790	$2,891

CHARGE-OFFS
Commercial, Financial and Agricultural	108	508	387
Real Estate – Mortgage	22	59	38
Installment Loans to Individuals	491	435	473
Lease Financing Receivables	—	—	7
Other	81	65	—

Total Charge-offs	702	1,067	905

RECOVERIES
Commercial, Financial and Agricultural	102	87	97
Real Estate – Mortgage	11	4	28
Installment Loans to Individuals	97	87	123
Lease Financing Receivables	—	—	6
Other	16	4	—

Total Recoveries	226	182	254

Net Charge-offs	476	885	651
Additions to allowance charged to operating expenses	980	991	550
Acquisition	—	955	—

BALANCE AT END OF YEAR	$4,355	$3,851	$2,790

Net charge-offs to average loans	0.12%	0.30%	0.27%
Year-end allowance to year-end loans	0.98%	1.00%	1.07%

		% of category		% of category
Allowance for Loan Losses	2005	to total loans	2004	to total loans
Commercial, Financial and Agricultural	$1,545	34.50%	$1,996	32.00%
Real Estate – Construction	367	9.00%	382	11.00%
Real Estate – Mortgage	1,698	38.50%	613	39.00%
Installment Loans to Individuals	645	16.00%	789	17.00%
Lease Financing Receivables	63	1.00%	31	1.00%
Other	37	1.00%	40

	$4,355	100.00%	$3,851	100.00%

Refer to “Balance Sheet Analysis — Asset Quality — Allowance for Loan Losses” for a description of the factors which influence management’s judgments in determining the amount of the provisions to the allowance. The allowance is comprised of specific reserves assigned to each impaired loan for which probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist. Factors contributing to the assignment of specific reserves include an evaluation of the financial capacity of the borrower, changes in the value of underlying collateral, local and national economic conditions, and overall trends in the loan portfolio and concentrations of credit.

Quarterly evaluations of the allowance are performed in accordance with generally accepted accounting principles and regulatory guidelines. Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management and the results of examinations of the loan portfolio by regulatory agencies and others. The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.
Funding Sources
Deposits As of December 31, 2005, total deposits increased $94.6 million, up 18% to $624.9 million following an increase of $156.0 million in 2004 to $530.4 million. Non-interest bearing deposits increased $53.3 million and represented 28% of total deposits at December 31, 2005. Interest-bearing deposits in NOW, money market and savings accounts increased $48.5 million, primarily in the Company’s Platinum money market and Platinum checking accounts. Although some of the deposit growth may be related to insurance proceeds, management believes more of the growth is commerce related and driven by the recovery and rebuilding of areas effected by the hurricanes in 2005. Certificates of deposits decreased $7.2 million in 2005, as the Company continued its focus on building core deposits, defined as all deposits other than CD’s of $100,000 or more. Core deposits increased to 92% of total deposits, compared to 90% at year-end 2004 and 88% at year-end 2003. Strategically, to manage the margin and core deposit balances, the Company typically offers low to mid-market rates of CD’s and has no brokered deposits.
Of the $156 million in deposit growth in 2004, $97.2 resulted from the Lamar merger. Net of the Lamar deposits, approximately $50 million in deposit growth resulted from a deposit campaign held by MidSouth Bank during the months of March, April, and May of 2004. The campaign introduced the new Platinum Money Market accounts for retail and commercial customers, which represented approximately $34 million of the $50 million in new deposits resulting from the campaign. The campaign was designed to focus on building core deposits. Additional information on the Company’s deposits appears in the Notes to the Company’s Consolidated Financial Statements.
Table 11
Summary Of Average Deposits
(in thousands)

	2005		2004
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	AMOUNT	YIELD	AMOUNT	YIELD
Non-interest bearing demand deposits	$139,946	0.00%	$103,651	0.00%
Interest bearing deposits savings, NOW, MMKT	309,364	2.07%	229,809	1.10%
Time deposits	117,635	2.60%	111,580	2.02%

Total	$566,945	2.21%	$445,040	1.07%

Borrowed Funds As of December 31, 2005, the Company had no notes payable and no overnight borrowed funds. At
Table 12
Maturity Schedule Time Deposits Of $100,000 Or More
(in thousands)

	2005	2004
3 months or less	$14,658	$21,039
3 months through 6 months	6,567	9,913
7 months through 12 months	8,499	9,487
over 12 months	21,093	10,897

Total	$50,817	$51,336

December 31, 2004, the Company had overnight funds in the amount of $8.5 million borrowed through a correspondent bank. On September 20, 2004, the Company completed a second issuance of unsecured junior subordinated debentures in the amount of $8,248,000. The $8.2 million in debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at December 31, 2005 was 7.00%. The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.
On February 22, 2001, the Company issued $7,217,000 of unsecured junior subordinated debentures. The $7.2 million in debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031 and, under certain circumstances, are subject to repayment on February 22, 2011 or thereafter. These debentures qualify as Tier 1 capital and are presented in the Consolidated Statements of Condition as “Junior Subordinated Debentures.” Additional information regarding long-term debt is provided in the Notes to the Company’s Consolidated Financial Statements.
The ESOP note held by MidSouth Bank totaled $47,194 at December 31, 2005. The ESOP obligation constitutes a reduction of the Company’s stockholders’ equity because the primary source of loan repayment is contributions by the Bank to the ESOP; however, the loan is not guaranteed by the Company. The ESOP note is eliminated from total loans and long-term debt as an inter-company balance in the Company’s December 31, 2005 and 2004 consolidated financial statements.
Capital The Company and the Banks are required to maintain certain minimum capital levels. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution’s assets. At December 31, 2005, the Company and the Banks were in compliance with statutory minimum capital requirements. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of December 31, 2005, the Company’s Tier 1 capital to average adjusted assets (the “leverage ratio”) was 8.75% as compared to 8.73% at December 31, 2004. Tier 1 capital to risk weighted assets was 11.50% and 12.08% for 2005 and 2004, respectively. Total capital to risk weighted assets was 12.35% and 12.96%, respectively, for the same periods. For regulatory purposes, Tier 1 Capital includes $15,465,000 of junior subordinated debentures issued by the Company. For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles. MidSouth Bank’s leverage ratio was 8.12% at December 31, 2005 compared to 8.01% at December 31, 2004. Lamar Bank’s leverage ratio at December 31, 2005 was 10.43% compared to 12.24% at December 31, 2004.
The Federal Deposit Insurance Corporation Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates. The Banks are both classified as “well capitalized” as of December 31, 2005. No significant restrictions are placed on the Banks as a result of this classification.
As discussed under the heading “Balance Sheet Analysis — Securities,” $1,564,688 in unrealized losses on securities available-for-sale less a deferred tax asset of $531,994 was recorded as a reduction to stockholders’ equity as of December 31, 2005. As of December 31, 2004, $579,302 in unrealized gains on securities available-for-sale, less a deferred tax liability of $206,900, was recorded as an addition to stockholders’ equity. While the net unrealized loss or gain on securities available for sale is required to be reported as a separate component of stockholders’ equity, it does not affect operating results or regulatory capital ratios. The net unrealized loss and gain reported for December 31, 2005 and 2004, respectively, however, did affect the Company’s equity to assets ratio for financial reporting purposes. The ratio of equity to assets was 7.61% at December 31, 2005 and 7.97% at December 31, 2004.
Interest Rate Sensitivity Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest. The initial step in the process of monitoring the Company’s interest rate sensitivity involves the preparation of a basic gap analysis of earning assets and interest-bearing liabilities. The analysis presents differences in the repricing and maturity characteristics of earning assets and interest-bearing liabilities for selected time periods. During 2005, the Company utilized the IPS-Sendero model of asset and liability management. The IPS-Sendero model uses basic gap data and additional information regarding rates and prepayment characteristics to construct an analysis that factors in repricing characteristics and cash flows from payments received on loans and mortgage-backed securities. A consolidated gap analysis is presented in Table 13. The cumulative one year gap position was approximately $130.6 million, or 18.66% of total assets at December 31, 2005. The high volume of federal funds sold of $26.1 million increased the asset sensitivity of the Company at December 31, 2005 and resulted in a one-year cumulative gap ratio outside of internal policy guidelines of + or – 15% of total assets. Although the ratio is outside of policy guidelines, management feels the degree of asset sensitivity within the balance sheet does not present undue risk to net interest earnings at this time based on the current rising rate environment and the Company’s strong non-interest bearing deposit base.

Table 13 – Interest Rate Sensitivity and Gap Analysis Table
December 31, 2005
(in thousands at book value)

					Non-interest
	0-3 MOS	4-12 MOS	1-5 YRS	> 5YRS	Bearing	Total
ASSETS

Interest-bearing deposits	$324	—	—	—		$324
Federal Funds Sold	26,140	—	—	—		26,140
Investments
Investment Securities	4,807	12,030	75,239	33,434		125,510
Mortgage-backed Securities	7,322	5,530	19,452	2,790		35,094
Loans
Home Equity	4,795	632	2,066	1,221		8,714
Fixed Rate	68,396	94,948	130,228	13,876		307,448
Variable Rate	126,632	—	—	—		126,632
Other Assets					74,340	74,340
Net unrealized losses on securities available-for sale					(1,033)	(1,033)
Allowance for Loan Losses					(4,355)	(4,355)

Total Assets	$238,416	$113,140	$226,985	$51,321	$68,952	$698,814

LIABILITIES
NOW	$10,463	$25,778	$58,752	$14,826		$109,819
Savings and money market	32,464	70,568	104,046	10,218		217,296
CD’S	28,246	43,482	48,149	—		119,877
Demand Deposits					177,946	177,946
Other Liabilities	9,980	—	—	7,217	3,494	20,691
Net unrealized losses on securities available for sale					(1,033)	(1,033)
Stockholders’ Equity					54,218	54,218

Total Liabilities	$81,153	$139,828	$210,947	$32,261	$234,625	$698,814

Repricing/maturity gap:
Period	$157,263	($26,688)	$16,038	$19,060	($165,673)
Cumulative	$157,263	$130,575	$146,613	$165,673

Cumulative Gap/Total Assets	22.50%	18.69%	20.98%	23.71%

Net Interest Income at Risk

Changes in Interest	Estimated Increase/Decrease in
Rates	NII at December 31, 2005
up 300 basis points	18.29%
up 200 basis points	12.16%
up 100 basis points	6.07%
down 100 basis points	-5.99%

With the exception of NOW, money market and savings deposits, the table presents interest-bearing liabilities on a contractual basis. While NOW, money market and savings deposits are contractually due on demand, historically, the Company has experienced stability in these deposits despite changes in market rates. Presentation of these deposits in the table, therefore, reflects delayed repricing, or decay rates, throughout the time horizon.
The Sendero model also uses the gap analysis data in Table 5 and additional information regarding rates and payment characteristics to perform three simulation tests. The tests use market data to perform rate shock, rate cycle and rate forecast simulations to measure the impact of changes in interest rates, the yield curve and interest rate forecasts on net interest income and economic value of equity. Results of the simulations at December 31, 2005 were within policy guidelines. Table 13 includes a schedule of the estimated percentage changes in net interest income due to changes in interest rates of –100, +100, +200, and +300 basis points as determined through the rate shock analysis. The results of the simulations are reviewed quarterly and discussed at Funds Management committee meetings of the Company’s Board of Directors.
The Company does not invest in derivatives and has none in its securities portfolio.
Liquidity
Bank Liquidity Liquidity is the availability of funds to meet contractual obligations as they become due and to fund operations. The Banks’ primary liquidity needs involve their ability to accommodate customers’ demands for deposit withdrawals as well as customers’ request for credit. Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Banks.
Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks. The Company’s core deposits are its most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity. Cash deposits at other banks, federal funds sold and principal payments received on loans and mortgage-backed securities provide additional primary sources of asset liquidity for the Banks. A minimum of $30.6 million in projected cash flows from securities during 2006 provides an additional source of liquidity. The Banks also have significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks.
Parent Company Liquidity At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and to pay dividends on common stock. The parent company issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001, the terms of which are described in the Notes to the Company’s Consolidated Financial Statements. Dividends from MidSouth Bank totaling $2,500,000 and $3,650,000 provided additional liquidity for the parent company in 2005 and 2004, respectively, and an additional $150,000 was provided in dividends to the Company in 2004 by the Finance Company. As of January 1, 2006, the Banks had the ability to pay dividends to the parent company of approximately $15 million without prior approval from its primary regulator. As a publicly traded company, the Company also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth of the company.
Dividends The primary source of cash dividends on the Company’s common stock is dividends from the Banks. The Banks have the ability to declare dividends to the parent company without prior approval of primary regulators. However, the Banks’ ability to pay dividends would be prohibited if the result would cause the Banks’ regulatory capital to fall below minimum requirements.
Cash dividends totaling $1,425,326 and $1,112,360 were declared to common stockholders during 2005 and 2004, respectively. It is the intention of the Board of Directors of the Company to continue to pay quarterly dividends on the common stock at the rate of $.06 per share. A Special Dividend of $.06 per share was paid in addition to the regular $.06 per share dividend for the fourth quarter of 2005 to shareholders of record on December 14, 2005.
Impact of Inflation and Changing Prices
The consolidated financial statements of the Company and notes thereto, presented herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk
Information regarding market risk appears under the heading “Interest Rate Sensitivity” under Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations included in this filing.

ITEM 8 –FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 and 2004

	2005	2004
Assets

Cash and due from banks, including required reserves of $2,852,000 and $2,238,000, respectively	$25,973,101	$17,394,278
Interest-bearing deposits in banks	323,901	2,572
Federal funds sold	26,140,000	—
Investment securities available-for-sale at fair value (amortized cost of $140,993,092 and $142,682,303, respectively)	139,428,403	143,261,605
Investment securities held-to-maturity (estimated fair value of $20,151,389 and $24,170,815, respectively)	19,611,230	22,851,772
Loans, net of allowance for loan losses of $4,354,530 and $3,850,636, respectively	438,439,219	382,620,785
Other investments	2,011,403	2,552,581
Accrued interest receivable	4,919,294	3,880,475
Premises and equipment, net	23,606,039	19,338,275
Other real estate owned, net	97,609	444,527
Goodwill, net	9,271,432	9,175,488
Intangibles	985,264	1,468,370
Cash surrender value of life insurance	3,794,510	2,871,366
Other assets	4,213,016	4,225,778

Total assets	$698,814,421	$610,087,872

Liabilities and Stockholders’ Equity

Deposits:
Non-interest bearing	$177,946,159	$124,659,052
Interest bearing	446,991,941	405,723,740

Total deposits	624,938,100	530,382,792
Securities sold under repurchase agreements	1,731,797	3,912,224
Federal funds purchased	—	8,500,000
Accrued interest payable	936,584	751,112
Junior subordinated debentures	15,465,000	15,465,000
Other liabilities	2,557,372	2,503,843

Total liabilities	645,628,853	561,514,971

Commitments	—	—

Stockholders’ equity:
Common stock, $.10 par value, 10,000,000 shares authorized; 5,006,471 and 4,487,135 issued and 4,951,719 and 4,454,256 outstanding at December 31, 2005 and 2004, respectively	500,647	448,713
Additional paid-in capital	41,910,122	30,247,142
Unearned ESOP shares	(47,194)	(65,314)
Accumulated other comprehensive (loss) income	(1,032,694)	372,402
Treasury stock, at cost; 54,752 and 32,879 shares in 2005 and 2004, respectively	(1,229,213)	(759,987)
Retained earnings	13,083,900	18,329,945

Total stockholders’ equity	53,185,568	48,572,901

	$698,814,421	$610,087,872

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
DECEMBER 31, 2005, 2004 and 2003

	2005	2004	2003
Interest Income:
Loans, including fees	$32,332,415	$22,347,531	$19,827,631
Investment securities:
Taxable	3,172,544	2,867,379	2,323,537
Nontaxable	2,706,775	2,413,688	2,015,323
Federal funds sold	343,842	116,972	63,959

Total interest income	38,555,576	27,745,570	24,230,450

Interest expense:
Deposits	9,457,858	4,773,123	3,879,036
Securities sold under repurchase agreements, federal funds purchased and advances	145,811	104,129	66,382
Junior subordinated debentures	1,183,473	816,145	714,000
Other	—	—	20,267

Total interest expense	10,787,142	5,693,397	4,679,685

Net interest income	27,768,434	22,052,173	19,550,765

Provision for loan losses	979,737	991,480	550,000

Net interest income after provision for loan losses	26,788,697	21,060,693	19,000,765

Non-interest income:
Service charges on deposit accounts	8,282,666	6,948,572	5,273,461
Gains on sale or redemption of securities, net	385	132,450	98,025
Credit life insurance	184,241	105,508	164,609
Other charges and fees	3,782,316	2,034,398	2,061,685

Total non-interest income	12,249,608	9,220,928	7,597,780

Non-interest expenses:
Salaries and employee benefits	13,823,367	10,219,879	8,649,371
Occupancy expense	5,615,131	4,314,793	3,881,899
Other	9,887,775	6,325,187	5,439,586

Total non-interest expense	29,326,273	20,859,859	17,970,856

Earnings before income taxes	9,712,032	9,421,762	8,627,689

Income tax expense	2,438,165	2,442,331	2,294,376

Net earnings	$7,273,867	$6,979,431	$6,333,313

Earnings per common share:
Basic	$1.48	$1.55	$1.45

Diluted	$1.44	$1.48	$1.39

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME
DECEMBER 31, 2005, 2004 and 2003

	2005	2004	2003
Net earnings	$7,273,867	$6,979,431	$6,333,313
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during year net of income tax benefit of $723,720, $222,316, and $121,282, respectively	(1,404,875)	(431,555)	(235,429)

Reclassification adjustment for gains included in net earnings, net of income tax of $131, $45,033 and $33,328, respectively	(254)	(87,417)	(64,697)

Total other comprehensive loss	(1,405,129)	(518,972)	(300,126)

Total comprehensive income	$5,868,738	$6,460,459	$6,033,187

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DECEMBER 31, 2005, 2004 and 2003

					Unrealized
					Gains (Losses)
			Additional		on Securities
	Common Stock		Paid-in	ESOP	Available-	Treasury	Retained
	Shares	Amount	Capital	Obligation	For Sale	Stock	Earnings	Total
Balance December 31, 2002	3,626,427	$362,643	12,925,233	(108,975)	1,191,500	—	12,748,158	27,118,559
Exercise of stock options	10,000	1,000	47,480	—	—	—	—	48,480
Dividends on common stock — $.24 per share	—	—	—	—	—	—	(992,648)	(992,648)
Tax benefit resulting from exercise of stock options	—	—	53,122	—	—	—	—	53,122
Purchase of treasury stock	—	—	—	—	—	(106,922)	—	(106,922)
Stock dividend – 10% and cash paid for fractional shares	362,171	36,217	5,570,184	—	—	—	(5,616,523)	(10,122)
Net earnings	—	—	—	—	—	—	6,333,313	6,333,313
ESOP obligation, repayments	—	—	58,000	26,251	—	—	—	84,251
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	—	—	—	—	(300,126)	—	—	(300,126)

Balance December 31, 2003	3,998,598	399,860	18,654,019	(82,724)	891,374	(106,922)	12,472,300	32,227,907
Exercise of stock options	27,208	2,720	132,184	—	—	—	—	134,904
Dividends on common stock — $.24 per share	—	—	—	—	—	—	(1,112,360)	(1,112,360)
Issuance of common stock in connection with acquisition of Lamar Bancshares	461,329	46,133	11,263,737	—	—	—	—	11,309,870
Tax benefit resulting from exercise of stock options	—	—	57,202	—	—	—	—	57,202
Purchase of treasury stock	—	—	—	—	—	(653,065)	—	(653,065)
Cash paid for fractional shares in connection with stock split	—	—	—	—	—	—	(9,426)	(9,426)
Net earnings	—	—	—	—	—	—	6,979,431	6,979,431
ESOP obligation, repayments	—	—	140,000	17,410	—	—	—	157,410
Net change in unrealized gains (losses) on securities available -for-sale, net of tax	—	—	—	—	(518,972)	—	—	(518,972)

Balance December 31, 2004	4,487,135	448,713	30,247,142	(65,314)	372,402	(759,987)	18,329,945	48,572,901
Dividends on common stock — $.29 per share	—	—	—	—	—	—	(1,425,326)	(1,425,326)
Exercise of stock options	68,769	6,877	381,242	—	—	—		388,119
Stock dividend - 10% and cash paid for fractional shares	450,567	45,057	11,038,889	—	—	—	(11,094,586)	(10,640)
Tax benefit resulting from exercise of stock options	—	—	265,849	—	—	—	—	265,849
Purchase of treasury stock	—	—	—	—	—	(469,226)	—	(469,226)
Net earnings	—	—	—	—	—	—	7,273,867	7,273,867
ESOP obligation, repayments	—	—	(23,000)	18,120	—	—	—	(4,880)
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	—	—	—	—	(1,405,096)	—	—	(1,405,096)

Balance December 31, 2005	5,006,471	$500,647	$41,910,122	$(47,194)	$(1,032,694)	$(1,229,213)	$13,083,900	$53,185,568

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$7,273,867	$6,979,431	$6,333,313
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,293,405	1,668,605	1,516,696
Provision for loan losses	979,737	991,480	550,000
Deferred income taxes	418,201	516,895	20,000
Amortization of premiums on securities, net	845,189	1,060,410	1,123,917
Gain on sales of investment securities	(385)	(2,350)	(98,025)
Gain on redemption of other investments	—	(130,100)	—
Change in accrued interest receivable	(1,038,819)	(482,714)	(380,692)
Change in accrued interest payable	185,472	(31,968)	(146,690)
Change in other assets and other liabilities, net	45,156	(1,214,728)	73,337

Net cash provided by operating activities	11,001,823	9,354,961	8,991,856

Cash flows from investing activities, net of effect of acquisitions:
Proceeds from sales of investment securities available-for-sale	9,099,585	367,450	6,464,685
Proceeds from maturities and calls of investment securities available-for-sale	36,786,316	42,389,284	41,756,029
Proceeds from maturities of investment securities held-to-maturity	2,452,643	514,937	30,000
Purchases of investment securities available-for-sale	(44,253,594)	(50,961,677)	(77,668,780)
Proceeds from redemption of other investments	1,162,000	1,177,400	—
Purchases of other investments	(621,350)	(1,122,306)	(684,500)
Net change in loans	(56,968,279)	(43,657,489)	(35,541,865)
Purchases of premises and equipment	(6,550,258)	(3,705,200)	(1,188,342)
Proceeds from sale of premises and equipment	39,300	—	—
Proceeds from sales of other real estate owned	472,835	694,814	43,800
Cash paid in business acquisition	—	(5,563,977)	—
Other, net	—	—	75,095

Net cash used in investing activities	(58,380,802)	(59,866,764)	(66,713,878)

Cash flows from financing activities, net of effect of acquisitions:
Change in deposits	94,555,308	58,837,310	30,913,636
Change in repurchase agreements	(2,180,427)	(530,279)	1,463,643
Change in federal funds purchased	(8,500,000)	(3,125,218)	5,625,000
Proceeds from FHLB advances	—	—	7,500,000
Repayments of FHLB advances	—	(7,500,000)	—
Proceeds from issuance of junior subordinated debentures	—	8,000,000	—
Repayments of notes payable	—	—	(568,030)
Purchase of treasury stock	(469,226)	(653,065)	(106,922)
Proceeds from exercise of stock options	388,119	134,904	48,480
Payment of dividends on common stock	(1,364,003)	(1,086,024)	(770,941)
Cash paid for fractional shares	(10,640)	(9,426)	(10,122)

Net cash provided by financing activities	82,419,131	54,068,202	44,094,744

Net increase (decrease) in cash and cash equivalents	35,040,152	3,556,399	(13,627,278)
Cash and cash equivalents, beginning of year	17,396,850	13,840,451	27,467,729

Cash and cash equivalents, end of year	$52,437,002	$17,396,850	$13,840,451

Supplemental cash flow information:
Interest paid	$10,601,670	$5,661,429	$4,826,375

Income taxes paid	$2,495,000	$2,365,000	$2,410,000

Noncash investing and financing activities:
Change in unrealized gain/loss on securities available-for-sale, net of tax	($1,404,875)	($431,555)	($235,429)

Transfer of loans to other real estate	$188,000	$549,000	$96,000

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of MidSouth Bancorp, Inc. (the Company) and its wholly owned subsidiaries MidSouth Bank, N.A and Lamar Bank (the “Banks”) and Financial Services of the South, Inc. (the “Finance Company”), which has liquidated its loan portfolio. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is subject to regulation under the Bank Holding Company Act of 1956. MidSouth Bank is primarily regulated by the federal Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Lamar Bank is subject to regulation by the Texas Department of Banking and the FDIC.

The Company is a bank holding company headquartered in Lafayette, Louisiana operating principally in the community banking business segment by providing banking services to commercial and retail customers through the Banks. The Banks are community oriented and focus primarily on offering competitive commercial and consumer loan and deposit services to individuals and small to middle market businesses in south Louisiana and southeast Texas.

The accounting principles followed by the Company and its subsidiaries, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with the realization of deferred tax assets which are based on future and taxable income. A summary of significant accounting policies follows:

Investment Securities—Securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the classification of securities into one of three categories: trading, available-for-sale, or held-to-maturity.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. The Company had no trading account securities during the three years ended December 31, 2005. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity until realized.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Amortization, accretion and accrued interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in earnings. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at the principal amount outstanding, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on commercial and real estate mortgage loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding. Unearned income on installment loans is credited to operations based on a method which approximates the interest method. Where doubt exists as to collectibility of a loan, the accrual of interest is discontinued and subsequent payments received are applied first to principal. Upon such discontinuances all unpaid accrued interest is reversed. Interest income is recorded after principal has been satisfied and as payments are received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loans, continued

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructurings and performing and non-performing major loans in which full payment of principal or interest is not expected. Non-major homogenous loans, which are evaluated on an overall basis, generally include all loans under $250,000. The Company calculates the allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of its collateral.

Generally, loans of all types which become 90 days delinquent are either in the process of collection through repossession or foreclosure or alternatively, are deemed currently uncollectible. Loans deemed currently uncollectible are charged-off against the allowance account. As a matter of policy, loans are placed on a non-accrual status where doubt exists as to collectibility.

Allowance for Loan Losses—The allowance for loan losses is a valuation account available to absorb probable losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance for loan losses at the time of recovery. Periodically during the year, management estimates the probable level of losses in the existing portfolio through consideration of such factors including, but not limited to, past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral and current economic conditions. Based on these estimates, the allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

Other Investments—Other investments include Federal Reserve Bank and Federal Home Loan Bank stock in addition to other correspondent bank stocks which have no readily determined market value and are carried at cost.

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to annual review for impairment. Also, in connection with business combinations involving banks and branch locations, the Company generally records core deposit intangibles representing the value of the acquired core deposit base. Core deposit intangibles are amortized over the estimated useful life of the deposit base, generally on either a straight-line basis not exceeding 15 years or an accelerated basis over 10 years. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization.

Cash Surrender Value of Life Insurance—Life insurance contracts represent single premium life insurance contracts on the lives of certain officers of the Company. The Company is the beneficiary of these policies. These contracts are reported at their cash surrender value and changes in the cash surrender value are included in other non-interest income.

Repurchase Agreements—Securities sold under agreements to repurchase are secured borrowings from customers, are treated as financing activities, and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deferred Compensation—The Company records the expense of deferred compensation agreements over the service periods of the persons covered under these agreements.

Income Taxes—Deferred tax assets and liabilities are recorded for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.

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

The Company adopted the disclosure-only option under SFAS No. 123, Accounting for Stock Based Compensation. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant date consistent with the method under SFAS No. 123, the Company’s net income available to common stockholders and income per common share would have been as indicated below:

	2005	2004	2003
Net income available to common stockholders:
As reported	$7,273,867	$6,979,431	$6,333,313
Pro forma	7,198,572	6,894,438	6,281,313

Basic income per common share:
As reported	$1.48	$1.55	$1.45
Pro forma	1.46	1.53	1.44

Diluted income per common share:
As reported	$1.44	$1.48	$1.39
Pro forma	1.42	1.46	1.38
The fair value of the options granted under the Company’s stock option plan during the years ended December 31, 2005, 2004 and 2003 were $7.39, $6.95, and $3.05, estimated using the Black-Scholes Option Pricing Model with the following assumptions used: dividend yield of 1.5%, expected volatility of 20%, risk free interest rate of 4.0% and expected lives of 8 years for all years.

The difference between the net earnings as reported and proforma is the expense associated with the grants which would have been earned in the period. The expense was calculated based on the number of options vested during the period multiplied by the fair values at the time of grant net of the tax effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Earnings Per Common Share—Basic earnings per common share (EPS) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed by dividing net earnings by the total of the weighted-average number of shares outstanding plus the effect of outstanding options. In 2005, the Company paid a 10% stock dividend. In 2004, the Company declared a 5 for 4 stock split in the form of a 25% stock dividend. In 2003 the Company paid a 10% stock dividend. All share and per share information has been adjusted to give retroactive effect to the stock split and dividends. The amounts of common stock and additional paid-in capital have been adjusted to give retroactive effect to the stock split.

Comprehensive Income—GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net earnings, are components of comprehensive income. The Company presents comprehensive income in a separate consolidated statement of comprehensive income.

Statements of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

Recent Accounting Pronouncements— In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and all changes required by an accounting pronouncement when the new pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. SFAS No. 154 is effective for periods beginning after December 31, 2005. This standard is not expected to have a material effect on the Company’s financial position, results of operations, or disclosures.

In December 2004, the FASB issued SFAS No. 153 Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29. SFAS No. 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on the consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123 (R) is effective for periods beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 123 (R) beginning January 1, 2006. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	INVESTMENT SECURITIES

The portfolio of securities consisted of the following:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value
U.S. Treasury Securities	$1,998,754	—	$32,494	$1,966,260
U.S. Government agencies and SBA loans	39,081,128	$20,578	602,657	38,499,049
Obligations of states and political subdivisions	62,068,957	251,978	787,709	61,533,226
Mortgage-backed securities	33,989,776	124,842	399,193	33,715,425
Collateralized mortgage obligations	1,104,119	—	18,553	1,085,566
Corporate securities	2,750,358	1,064	122,545	2,628,877

	$140,993,092	$398,462	$1,963,151	$139,428,403

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value
U.S. Treasury Securities	$1,997,877	$2,123	—	$2,000,000
U.S. Government agencies and SBA loans	35,959,699	12,473	$168,107	35,804,065
Obligations of states and political subdivisions	55,976,825	739,522	248,342	56,468,005
Mortgage-backed securities	30,616,545	423,460	77,927	30,962,078
Collateralized mortgage obligations	1,878,192	5	17,492	1,860,705
Corporate securities	7,146,365	8,747	65,933	7,089,179
Mutual funds	9,106,800	7,773	37,000	9,077,573

	$142,682,303	$1,194,103	$614,801	$143,261,605

December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
Held-to-maturity	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$19,611,230	$540,724	$565	$20,151,389

December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
Held-to-maturity	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$22,851,772	$1,319,043	—	$24,170,815

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	INVESTMENT SECURITIES, continued

The amortized cost and fair value of securities at December 31, 2005 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$16,534,151	$16,342,389
Due after one year through five years	66,652,866	65,805,946
Due after five years through ten years	19,120,412	18,945,158
Due after ten years	3,591,768	3,533,919
Mortgage-backed securities and collateralized mortgage obligations	35,093,895	34,800,991

	$140,993,092	$139,428,403

Held-to-maturity	Amortized Cost	Fair Value
Due in one year or less	$2,715,450	$2,740,299
Due after one year through five years	11,742,992	12,049,870
Due after five years through ten years	4,872,788	5,057,549
Due after ten years	280,000	303,671

	$19,611,230	$20,151,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	INVESTMENT SECURITIES, continued

Details concerning investment securities with unrealized losses as of December 31, 2005 are as follows:

	Securities		Securities
	with losses under		with losses over
	12 months		12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Securities	—	—	$1,966,260	$32,494	$1,966,260	$32,494
U.S. Government Agencies and SBA loans	13,574,228	111,597	21,507,270	491,060	35,081,498	602,657
Obligations of states and political subdivisions	22,172,707	264,195	27,292,652	523,514	49,465,359	787,709
Mortgage-backed securities	15,896,038	188,612	7,215,301	210,581	23,111,339	399,193
Collaterized mortgage obligations	1,713	1	1,083,853	18,552	1,085,566	18,553
Corporate securities	1,536,115	16,023	540,375	106,522	2,076,490	122,545

	$53,180,801	$580,428	$59,605,711	$1,382,723	$112,786,512	$1,963,151

Held-to-Maturity Obligations of states and political subdivisions	$251,540	$565	—	—	$251,540	$565

Details concerning investment securities with unrealized losses as of December 31, 2004 are as follows:

	Securities		Securities
	with losses under		with losses over
	12 months		12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agencies and SBA loans	$29,921,400	$155,671	$2,991,570	$12,436	$32,912,970	$168,107
Obligations of states and political subdivisions	25,707,031	214,119	2,843,560	34,223	28,550,591	248,342
Mortgage-backed securities	10,419,668	67,981	1,062,506	9,946	11,482,174	77,927
Collaterized mortgage obligations	1,858,190	17,492	—	—	1,858,190	17,492
Corporate securities	6,077,339	65,933	—	—	6,077,339	65,933
Mutual funds	—	—	963,000	37,000	963,000	37,000

	$73,983,628	$521,196	$7,860,636	$93,605	$81,844,264	$614,801

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	INVESTMENT SECURITIES, continued

The unrealized losses reported for December 31, 2005 and 2004 arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades. At December 31, 2005, the one U.S. Treasury security held by the Company had an unrealized loss. Of the securities issued by U.S. Government agencies and SBA, 16 out of 19 securities contained unrealized losses, while 119 out of 234 securities issued by state and political subdivisions contained unrealized losses. Of the mortgage-backed securities, 24 out of 59 contained unrealized losses. In the collaterized mortgage obligations, 3 out of 3 contained unrealized losses and 3 out of 4 corporate securities contained unrealized losses at December 31, 2005.

At December 31, 2004, of the securities issued by U.S. Government agencies and SBA, 14 out of 16 securities contained unrealized losses, while 68 out of 243 securities issued by state and political subdivisions contained unrealized losses. Of the mortgage-backed securities, 9 out of 57 contained unrealized losses. In the collaterized mortgage obligations, 3 out of 4 contained unrealized losses and 14 out of 15 corporate securities contained unrealized losses. One of the two mutual funds held by the Company contained an unrealized loss at December 31, 2004.

Proceeds from sales of securities available-for-sale during 2005, 2004 and 2003 were $9,099,585, $1,544,850 and $6,464,685, respectively. Gross gains of $38,691, $132,450, and $103,328 were recognized on sales in 2005, 2004, and 2003, respectively. Gross losses of $38,306, $-0-, and $5,303 were recognized on sales in 2005, 2004, and 2003, respectively.

Securities with an aggregate carrying value of approximately $55,700,000 and $55,471,000 at December 31, 2005 and 2004 were pledged to secure public funds on deposit and for other purposes required or permitted by law.

The Company’s collateralized mortgage obligations (CMO’s) consist primarily of first and second tranche sequential pay and/or planned amortization class (PAC) instruments.

3.	LOANS

The loan portfolio consisted of the following:

	December 31,
	2005	2004
Commercial, financial and agricultural	$153,736,967	$123,835,136
Lease financing receivable	6,107,893	4,048,023
Real estate – mortgage	170,895,307	150,898,252
Real estate – construction	39,201,776	41,463,582
Installment loans to individuals	72,229,669	65,493,218
Other	622,137	733,210

	442,793,749	386,471,421

Less allowance for loan losses	(4,354,530)	(3,850,636)

	$438,439,219	$382,620,785

Loans are stated net of unearned income and loan origination fees in the above table. The amount of such items is not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.	LOANS, continued

An analysis of the activity in the allowance for loan losses is as follows:

	December 31,
	2005	2004	2003
Balance, beginning of year	$3,850,636	$2,789,761	$2,891,380
Provision for loan losses	979,737	991,480	550,000
Recoveries	226,280	181,941	253,378
Loans charged off	(702,123)	(1,067,485)	(904,997)
Allowance for loan losses acquired in business combination	—	954,939	—

Balance, end of year	$4,354,530	$3,850,636	$2,789,761

During the fourth quarter of 2005, further analysis was performed and the Company’s officers consulted with their customers to assess credit-related risks resulting from the two hurricanes that hit the Gulf Coast in late August and September of 2005. After completing the assessment, a provision totaling $300,000 was added to the allowance for loan losses for probable storm-related losses in agricultural credits.

During the years ended December 31, 2005, 2004 and 2003, there were approximately $188,000, $549,000 and $96,000, respectively, of net transfers from loans to other real estate owned.

As of December 31, 2005 and 2004, loans outstanding to directors, executive officers, and their affiliates were $4,686,424 and $4,108,772, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2005 activity with respect to these related party loans is as follows:

2005
Balance, beginning of year	$4,108,772
New loans	1,967,289
Repayments	(1,389,637)

Balance, end of year	$4,686,424

Non-accrual and renegotiated loans amounted to approximately $660,000 and $472,000 at December 31, 2005 and 2004, respectively. The Company’s other individually evaluated impaired loans were not significant at December 31, 2005 and 2004. The related allowance amounts on impaired loans were not significant and there was no significant change in these amounts during the years ended December 31, 2005, 2004 or 2003. The amount of interest not accrued on these loans did not have a significant effect on net income in 2005, 2004 or 2003.

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2005	2004
Land	$4,107,895	$4,107,895
Buildings and improvements	12,940,620	11,547,646
Furniture, fixtures and equipment	11,531,359	9,293,545
Automobiles	456,274	353,132
Leasehold improvements	1,907,113	1,418,810
Construction-in-process	3,532,125	1,745,933

	34,475,386	28,466,961

Less accumulated depreciation and amortization	(10,869,347)	(9,128,686)

	$23,606,039	$19,338,275

Depreciation expenses totaled approximately $1,898,000, $1,498,000 and $1,449,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Beginning balance	$9,175,488	$431,988
Goodwill acquired	—	8,743,500
Purchase adjustments	95,944	—

Ending balance	$9,271,432	$9,175,488

At December 31, 2004, the Company was in the process of obtaining third party evaluations of certain assets and liabilities. As such, adjustments were made during 2005 to the allocation of the purchase price upon receipt of the final evaluations.

A summary of core deposit intangible assets as of December 31, 2005 and 2004:

	2005	2004
Gross carrying amount	$1,749,749	$656,798
Intangible acquired	—	1,092,951
Less accumulated amortization	(764,485)	(281,379)

Net carrying amount	$985,264	$1,468,370

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.	GOODWILL AND OTHER INTANGIBLE ASSETS, continued

Amortization expense on the core deposit intangible assets totaled $483,106 in 2005, $182,860 in 2004, and $65,680 in 2003. Amortization of the core deposit intangible assets is estimated to be approximately $300,000 in 2006, $200,000 in 2007, $155,000 in 2008, $122,000 in 2009 and the remainder of $222,000 to be amortized over the remaining three years.

6.	DEPOSITS

Deposits consisted of the following:

	December 31,
	2005	2004
Non-interest bearing	$177,946,159	$124,659,052
Savings and money market	217,167,029	181,848,649
NOW accounts	109,818,788	96,652,645
Time deposits under $100,000	69,189,527	75,886,639
Time deposits over $100,000	50,816,597	51,335,807

	$624,938,100	$530,382,792

A total of $71,877,869 of time deposits mature in 2006, $35,727,537 in 2007, $6,135,701 in 2008, $3,831,708 in 2009, $2,311,734 in 2010 and the balance of $121,575 mature through 2015.

Deposits from related parties totaled approximately $10,606,000 at December 31, 2005.

7.	JUNIOR SUBORDINATED DEBENTURES

On September 20, 2004, the Company issued, through a wholly-owned statutory business trust, $8,248,000 of unsecured junior subordinated debentures at a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at December 31, 2005 was 7.00%. The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

On February 22, 2001, the Company issued, through a wholly-owned statutory business trust, $7,217,000 of unsecured junior subordinated debentures. These junior subordinated debentures carry an interest rate of 10.20% with interest paid semi-annually in arrears and mature on February 22, 2031. Under certain circumstances, these debentures are subject to repayment on February 22, 2011 or thereafter.

In accordance with FASB Interpretation No. 46, the Trusts are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts, as these are no longer eliminated in the consolidation. The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations qualify for Tier 1 capital for regulatory capital purposes.

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	COMMITMENTS AND CONTINGENCIES

At December 31, 2005, future annual minimum rental payments due under noncancellable operating leases are as follows:

2006	$1,024,485
2007	755,729
2008	757,023
2009	761,246
2010	694,701
Thereafter	4,169,143

$8,162,327

Rental expense under operating leases for 2005, 2004 and 2003 was approximately $830,000, $689,000, and $619,000, respectively. Sublease income for 2005, 2004 and 2003 was approximately $2,000, $5,000, and $32,000 respectively.

The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

At December 31, 2005 the Company had borrowing lines available through the Banks with the FHLB of Dallas and other correspondent banks as follows:

MidSouth Bank had approximately $75,597,000 available, subject to available collateral, under a secured line of credit with the FHLB of Dallas. An additional line of credit available through a primary correspondent bank for overnight borrowing was approximately $14,100,000 at December 31, 2005 and $12,900,000 at December 31, 2004. At December 31, 2005 Lamar Bank had approximately $20,697,000 available, subject to available collateral, under a secured line of credit with the FHLB of Dallas.

9.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. INCOME TAXES, continued

	2005	2004
Deferred tax assets:
Allowance for loan losses	$1,217,000	$1,034,000
Unrealized losses on securities	532,000	—
Other	213,000	200,000

Total deferred tax assets	1,962,000	1,234,000

Deferred tax liabilities:
FHLB stock dividends	(181,000)	(166,000)
Premises and equipment	(1,093,000)	(1,300,000)
Unrealized gains on securities	—	(207,000)
Other	(298,000)	(311,000)

Total deferred tax liabilities	(1,572,000)	(1,984,000)

Net deferred tax asset (liability)	$390,000	$(750,000)

Components of income tax expense are as follows:

	2005	2004	2003
Current	$2,856,366	$1,925,436	$2,274,376
Deferred expense (benefit)	(418,201)	516,895	20,000

	$2,438,165	$2,442,331	$2,294,376

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on income as follows:

	December 31,
	2005	2004	2003
Taxes calculated at statutory rate	$3,294,637	$3,203,399	$2,933,414
Increase (decrease) resulting from:
Tax-exempt interest	(835,546)	(773,646)	(650,006)
Other	(20,926)	12,578	10,968

	$2,438,165	$2,442,331	$2,294,376

The deferred income tax benefit relating to unrealized losses on securities available-for-sale included in other comprehensive income amounted to $723,720 in 2005, $222,316 in 2004 and $121,282 in 2003. Income taxes relating to gains on sales of securities amounted to $131 in 2005, $45,033 in 2004 and $33,328 in 2003.

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The note is payable to MidSouth Bank. Because the source of the loan payments are contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. The balance of the note receivable from the ESOP was $47,194 and $65,314 at December 31, 2005 and 2004, respectively. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 93-6 (SOP), compensation costs relating to shares purchased are based on the market price of the shares on the date released for allocation and the related unreleased shares are not considered outstanding in the computation of earnings per common share. ESOP compensation expense, including contributions made to the Plan, for 2005 was approximately $280,000, net of a ($70,000) adjustment for excess compensation expense recorded in 2004. ESOP compensation expense was approximately $350,000 and $242,000 for the years ended December 31, 2004 and 2003, respectively. The cost basis of the shares released was $5.73 per share for each of the three years ended December 31, 2005, 2004, and 2003. The ESOP shares as of December 31, 2005 and 2004 were as follows:

	2005	2004
Allocated shares	379,511	404,828
Shares released for allocation	3,167	3,042
Unreleased shares	8,247	11,414

Total ESOP shares	390,925	419,284

Fair value of unreleased shares at December 31	$222,587	$280,125

     The Company has deferred compensation arrangements with certain officers which will provide them with a fixed benefit after retirement. The Company has recorded a liability of approximately $367,000 at December 31, 2005 in connection with these agreements.
11. EMPLOYEE STOCK PLANS
In May 1997, the stockholders of the Company approved the 1997 Stock Incentive Plan to provide incentives and awards for directors, officers, and employees of the Company and its subsidiaries. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination or tandem basis. Options constitute both incentive stock options and non-qualified stock options. A total of 8% of the Company’s common shares outstanding can be granted under the Plan. The options have a term of ten years and vest 20% each year on the anniversary date of the grant. The exercise price of options is equal to the market price on the date of grant. The Company is applying APB Opinion No. 25 and related interpretations in accounting for stock options. Since all options are exercisable at the estimated fair market value at the date of grant, no compensation expense has been recognized.

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	EMPLOYEE STOCK PLANS, continued

The following table summarizes activity relating to the Plan:

	Options	Weighted
	Outstanding	Average Price
Balance December 31, 2002	285,761	$5.86

Exercised	(11,000)	4.41
Granted	21,893	11.31

Balance December 31, 2003	296,654	6.32

Exercised	(30,320)	4.41
Granted	14,648	25.82

Balance December 31, 2004	280,982	7.54

Exercised	(71,042)	5.46
Canceled	(2,132)	21.14
Granted	9,500	27.40

Balance December 31, 2005	217,308	$8.95

A summary of options outstanding as of December 31, 2005 is presented below:

	Range of
	Exercise	Weighted Average		Options	Weighted Average
Options	Price per	Exercise Price	Years	Currently	Exercise Price
Outstanding	Share	Per Share	Remaining	Exercisable	Per Share
106,529	$4.41-7.34	$4.62	1.50	105,017	$4.58
88,351	8.60-11.31	9.72	5.28	57,062	9.71
22,428	18.27-27.40	26.49	8.91	1,209	25.82

217,308	$4.41-27.40	$8.95	3.35	163,288	$6.53

12.	STOCKHOLDERS’ EQUITY

The payment of dividends by the Banks to the Company is restricted by various regulatory and statutory limitations. At December 31, 2005, the Banks have approximately $15,025,000 available to pay dividends to the Parent Company without regulatory approval.

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	NET INCOME PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share:

	December 31,
	2005	2004	2003
Net earnings	$7,273,867	$6,979,431	$6,333,313

Weighted average number of common shares outstanding used in computation of basic earnings per common share	4,906,537	4,505,426	4,365,460
Effect of dilutive securities:
Stock options	142,224	195,186	183,231

Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per common share	5,048,761	4,700,612	4,548,691

14.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

	Contract or Notional
	Amount
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$141,515,000	$111,016,000
Commercial letters of credit	15,173,000	9,874,766
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

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, continued

Commercial letters of credit and financial guarantees are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers. Approximately 50% of these letters of credit were secured by marketable securities, cash on deposits or other assets at December 31, 2005 and 2004.

15.	REGULATORY MATTERS

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

As of December 31, 2005, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed the Banks’ category.

					To be Well
			Required for		Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:

Total capital to risk weighted assets:
Company	$63,318	12.35%	$41,001	8.00%	N/A	N/A
MidSouth Bank	$48,197	11.83%	$32,606	8.00%	$40,757	10.00%
Lamar Bank	$14,072	13.34%	$8,440	8.00%	$10,550	10.00%

Tier I capital to risk weighted assets:
Company	$58,963	11.50%	$20,501	4.00%	N/A	N/A
MidSouth Bank	$44,515	10.92%	$16,303	4.00%	$24,454	6.00%
Lamar Bank	$13,399	12.70%	$4,220	4.00%	$6,330	6.00%

Tier I capital to average assets:
Company	$58,963	8.75%	$26,953	4.00%	N/A	N/A
MidSouth Bank	$44,515	8.12%	$21,940	4.00%	$32,911	6.00%
Lamar Bank	$13,399	10.43%	$5,139	4.00%	$7,709	6.00%

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.	REGULATORY MATTERS, continued

The Company’s and both of the Banks’ actual capital amounts and ratios are presented in the table below (in thousands):

					To be Well
			Required for		Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:

Total capital to risk weighted assets:
Company	$56,379	12.96%	$34,796	8.00%	N/A	N/A
MidSouth Bank	$42,029	12.24%	$27,471	8.00%	$34,339	10.00%
Lamar Bank	$13,551	14.72%	$7,365	8.00%	$9,206	10.00%

Tier I capital to risk weighted assets:
Company	$52,528	12.08%	$17,398	4.00%	N/A	N/A
MidSouth Bank	$39,006	11.36%	$13,735	4.00%	$20,603	6.00%
Lamar Bank	$12,719	13.82%	$3,682	4.00%	$5,524	6.00%

Tier I capital to average assets:
Company	$52,528	8.73%	$24,065	4.00%	N/A	N/A
MidSouth Bank	$39,006	8.01%	$19,491	4.00%	$29,236	6.00%
Lamar Bank	$12,719	12.24%	$4,156	4.00%	$6,234	6.00%
16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—For those short-term instruments, with maturities of less than 90 days, the carrying amount is a reasonable estimate of fair value.

Investment Securities—For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans, net—For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans and leases are estimated based upon a discounted

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

cash flow analysis, using interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality.

Other Investments— Other investments include Federal Reserve Bank and Federal Home Loan Bank stock in addition to other correspondent bank stocks which have no readily determined market value and are carried at cost.

Cash Surrender Value of Life Insurance Policies—Fair value for life insurance cash surrender value is based on cash surrender values indicated by the insurance companies.

Deposits—The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on deposits of similar terms of maturity.

Repurchase Agreements—The fair value approximates the carrying value of such liabilities due to their short-term nature.

Federal Funds Purchased—Federal funds purchased have short-term maturities and the carrying amount is a reasonable estimate of the fair value.

Junior Subordinated Debentures—For junior subordinated debentures that bear interest on a floating basis, the carrying amount approximates fair value. For junior subordinated debentures that bear interest on a fixed rate basis, the fair value is estimated using a discounted cash flow analysis that applies interest rates currently being offered on similar types of borrowings.

Commitments to Extend Credit, Standby Letters of Credit—Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable interest rates. Therefore, both the carrying value and estimated fair value associated with these instruments are immaterial.

Limitations—Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The estimated fair values of the Company’s financial instruments are as follows at December 31, 2005 and 2004 (in thousands):

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$52,437	$52,437	$17,397	$17,397
Securities available-for-sale	139,428	139,428	143,262	143,262
Securities held-to-maturity	19,611	20,151	22,852	24,171
Loans, net	438,439	441,100	382,621	382,661
Other investments	2,011	2,011	2,553	2,553
Cash surrender value of life insurance policies	3,795	3,795	2,871	2,871

Financial liabilities:
Non-interest bearing deposits	177,946	177,946	124,659	124,659
Interest bearing deposits	446,992	446,899	405,724	405,614
Repurchase agreements	1,732	1,732	3,912	3,912
Junior subordinated debentures	15,465	15,253	15,465	16,165
17.	OTHER NON-INTEREST INCOME AND EXPENSE

Components of other non-interest income, which are greater than 1% of interest income and non-interest income consisted of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
ATM and debit card income	$1,266,096	$791,375	$571,098
Mortgage and processing fees	620,707	510,496	602,353

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.	OTHER NON-INTEREST INCOME AND EXPENSE, continued

Components of other non-interest expense which are greater than 1% of interest income and non-interest income consisted of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Professional fees	$923,484	$648,673	$525,768
Marketing expenses	2,013,123	1,277,151	1,116,996
Data processing	520,005	310,678	188,559
Postage	546,291	407,577	345,051
Education and travel	441,048	208,120	232,553
Printing and supplies	648,818	414,765	341,256
Telephone	415,831	243,754	314,007
18.	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:
Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets

Cash and interest-bearing deposits in banks	$1,826,664	$1,448,108
Other assets	311,775	709,262
Investment in and advances to subsidiaries	67,762,631	63,377,359

Total assets	$69,901,070	$65,534,729

Liabilities and Stockholders’ Equity

Liabilities:
Dividends payable	$599,480	$538,156
Junior subordinated debentures	15,465,000	15,465,000
ESOP obligation	47,194	65,314
Other	603,828	893,358

Total liabilities	16,715,502	16,961,828

Total stockholders’ equity	53,185,568	48,572,901

	$69,901,070	$65,534,729

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY, continued
Statements of Earnings
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenue:
Dividends from Bank and non-bank subsidiary	$2,500,000	$3,800,000	$1,500,000
Rental and other income	65,016	100,731	187,178

	2,565,016	3,900,731	1,687,178

Expenses:
Interest on short and long-term debt	1,219,991	816,145	714,000
Professional fees	180,723	145,546	123,260
Other expenses	223,365	179,840	180,824

	1,624,079	1,141,531	1,018,084

Earnings before equity in undistributed earnings of subsidiaries	940,937	2,759,200	669,094

Equity in undistributed earnings of subsidiaries	5,808,348	3,866,627	5,382,355

Income tax benefit	524,582	353,604	281,864

Net income	$7,273,867	$6,979,431	$6,333,313

MidSouth Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY, continued
Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Dividends from bank and non-bank subsidiary	$2,500,000	$3,800,000	$1,500,000
Other, net	(660,675)	(398,665)	(514,424)

Net cash used by operating activities	1,839,325	3,401,335	985,576

Cash flows from investing activities consisting of investment in and advances to subsidiaries	(5,019)	(10,981,454)	—

Cash flows from financing activities:
Issuance of common stock	388,119	134,904	48,480
Purchase of treasury stock	(469,226)	(674,259)	(106,922)
Payment of dividends	(1,364,003)	(1,086,024)	(770,941)
Cash for fractional shares	(10,640)	(9,426)	(10,122)
Proceeds from junior subordinated debentures, net	—	8,000,000	—

Net cash (used in) provided by financing activities	(1,455,750)	6,365,195	(839,505)

Net change in cash	378,556	(1,214,924)	146,071

Cash at beginning of year	1,448,108	2,663,032	2,516,961

Cash at end of year	$1,826,664	$1,448,108	$2,663,032

MidSouth Bancorp, Inc. and Subsidiaries
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
MidSouth Bancorp, Inc. and subsidiaries
Lafayette, Louisiana
We have audited the accompanying consolidated balance sheet of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003 were audited by other auditors whose report, dated March 25, 2005, expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Porter Keadle Moore, LLP
Atlanta, Georgia
March 16, 2006

MidSouth Bancorp, Inc. and Subsidiaries
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
MidSouth Bancorp, Inc.
Lafayette, Louisiana
We have audited the accompanying consolidated statement of condition of MidSouth Bancorp, Inc. and its subsidiaries as of December 31, 2004 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries at December 31, 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 25, 2005

MidSouth Bancorp, Inc. and Subsidiaries
Selected Quarterly Financial Data (unaudited)

	2005
(Dollars in thousands, except per share data)	IV	III	II	I

Interest income	$10,703	$9,882	$9,333	$8,637
Interest expense	3,142	2,957	2,476	2,212

Net interest income	7,561	6,925	6,857	6,425
Provision for loan losses	300	300	66	314

Net interest income after provision for loan losses	7,261	6,625	6,791	6,111
Noninterest income, excluding securities gains	2,816	2,840	3,170	3,422
Net securities gains	—	—	—	1
Noninterest expense	7,867	7,319	7,187	6,953

Income before income tax expense	2,210	2,146	2,774	2,581
Income tax expense	534	512	734	657

Net income	$1,676	$1,634	$2,040	$1,924

Earnings per common share
Basic	$0.34	$0.33	$0.42	$0.39
Diluted	$0.33	$0.32	$0.41	$0.38
Market price of common stock
High	$30.30	$34.75	$23.84	$26.36
Low	$26.75	$22.23	$21.77	$24.35
Close	$26.99	$30.40	$22.27	$24.45
Average shares outstanding
Basic	4,925,887	4,905,783	4,897,241	4,885,093
Diluted	5,072,632	5,086,647	5,068,921	5,083,027

	2004
(Dollars in thousands, except per share data)	IV	III	II	I

Interest income	$8,451	$6,815	$6,350	$6,130
Interest expense	1,890	1,431	1,276	1,097

Net interest income	6,561	5,384	5,074	5,033
Provision for loan losses	321	250	190	230

Net interest income after provision for loan losses	6,240	5,134	4,884	4,803
Noninterest income, excluding securities gains	2,929	2,246	2,051	1,861
Net securities gains		130	2
Noninterest expense	6,959	4,934	4,569	4,397

Income before income tax expense	2,210	2,576	2,368	2,267
Income tax expense	591	622	623	606

Net income	$1,619	$1,954	$1,745	$1,661

Earnings per common share
Basic	$0.33	$0.45	$0.40	$0.37
Diluted	$0.32	$0.43	$0.37	$0.36
Market price of common stock
High	$26.84	$25.75	$25.45	$26.67
Low	$23.53	$23.93	$21.38	$22.84
Close	$24.55	$24.00	$25.45	$24.44
Average shares outstanding
Basic	4,883,078	4,376,703	4,387,391	4,378,463
Diluted	5,079,307	4,574,689	4,584,730	4,584,460

ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
On August 18, 2005, the Audit Committee of the Board of Directors of the Company approved the dismissal of Deloitte & Touche LLP as its independent accountants and approved the appointment of Porter Keadle Moore LLP as the Company’s new independent accountants.
In connection with the audits of each of the two fiscal years in the period ended December 31, 2004, and the subsequent interim period through August 18, 2005, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.
The audit reports of Deloitte & Touche LLP on the consolidated financial statements of MidSouth Bancorp, Inc. and subsidiaries as of and for the years ended December 31, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.
Deloitte & Touche LLP provided a letter of concurrence, pursuant to Item 304(a)(3) of Regulation S-K, stating agreement with the above statements as an exhibit to the required Form 8-K filed by the Company on August 24, 2005.
Item 9A – Controls and Procedures
(a) The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
(b) During the fourth quarter of 2005, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
Item 9B – Other Information
Not applicable
PART III
ITEM 10 — Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
The information contained in registrant’s definitive proxy statement for its 2006 annual meeting of shareholders, is incorporated herein by reference in response to this Item. Information concerning executive officers is under Item 4A of this filing.
ITEM 11 — Executive Compensation
The information contained in registrant’s definitive proxy statement for its 2006 annual meeting of shareholders is incorporated herein by reference in response to this Item.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in registrant’s definitive proxy statement for its 2006 annual meeting of shareholders is incorporated herein by reference in response to this Item.

ITEM 13 — Certain Relationships and Related Transactions
The information contained in registrant’s definitive proxy statement for its 2006 annual meeting of shareholders is incorporated herein by reference in response to this Item.
ITEM 14 – Principal Accountant Fees and Services
The information contained in registrant’s definitive proxy statement for its 2006 annual meeting of shareholders is incorporated herein by reference in response to this Item.
ITEM 15 — Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:
(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

Page Number
Selected Quarterly Financial Data	63
Report of Independent Registered Public Accounting Firm	61
Consolidated Statements of Income – Years ended December 31, 2005, 2004 and 2003	35
Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2005, 2004 and 2003	36
Consolidated Statements of Cash Flows – Years ended December 31, 2005, 2004, 2003	37
Notes to Consolidated Financial Statements	38
(a)(2) All schedules have been outlined because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.
Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (filed as Exhibit 3.1 to MidSouth’s Annual Report on Form 10-K for the Year Ended December 31, 1993, and incorporated herein by reference).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated July 19,1995 (filed as Exhibit 4.2 to MidSouth’s Registration Statement on Form S-8 filed September 20, 1995 and incorporated herein by reference).

3.3	Amended and Restated By-laws of MidSouth (filed as Exhibit 3.2 to Amendment No. 1 to MidSouth’s Registration Statement No. 33-58499) on Form S-4 filed on June 1, 1995, and incorporated herein by reference).

10.1	MidSouth National Bank Lease Agreement with Southwest Bank Building Limited Partnership (filed as Exhibit 10.7 to the Company’s annual report on Form 10-K for the Year Ended December 31, 1992, and incorporated herein by reference).

10.2	First Amendment to Lease between MBL Life Assurance Corporation, successor in interest to Southwest Bank Building Limited Partnership in Commendam, and MidSouth National Bank (filed as Exhibit 10.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 1994, and incorporated herein by reference).

Exhibit No.	Description
10.3+	Amended and Restated Deferred Compensation Plan and Trust effective October 9, 2002 (filed as Exhibit 10.3.1 to MidSouth’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference).

10.5+	Employment Agreements with C. R. Cloutier and Karen L. Hail (filed as Exhibit 5 to MidSouth’s Form 1-A and incorporated herein by reference).

10.6+	The MidSouth Bancorp, Inc. 1997 Stock Incentive Plan (filed as an appendix to MidSouth’s definitive proxy statement filed April 11, 1997 and incorporated herein by reference).

10.7+	The MidSouth Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (filed as Exhibit 4.6 to MidSouth Bancorp, Inc.’s Form S-3D filed on July 25, 1997 and incorporated herein by reference).

10.8+	The MidSouth Bancorp Incentive Plan*

21	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm – Porter Keadle Moore, LLP*

23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP*

31.1	Certificate pursuant to Exchange Act Rules 13(a) – 14(a)*

31.2	Certificate pursuant to Exchange Act Rules 13(a) – 14(a)*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

+	Management contract or compensatory plan or arrangement

*	Included herewith

Agreements with respect to certain of the Company’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such agreement does not exceed 10% of the Company’s total assets. The Company agrees to furnish a copy of each such agreement to the Securities & Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MIDSOUTH BANCORP, INC.

By:	/s/ C. R. Cloutier

C. R. Cloutier President and Chief Executive Officer
Dated: March 31, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. R. Cloutier C. R. Cloutier	President, Chief Executive Officer and Director	March 31, 2006
/s/ Karen L. Hail Karen L. Hail	Chief Financial Officer, Executive Vice President, Secretary/Treasurer And Director	March 31, 2006

/s/ Teri S. Stelly Teri S. Stelly	Chief Accounting Officer	March 31, 2006

/s/ J. B. Hargroder, M.D. J. B. Hargroder, M.D.	Director	March 31, 2006

/s/ William M. Simmons William M. Simmons	Director	March 31, 2006

/s/ Will G. Charbonnet, Sr. Will G. Charbonnet, Sr.	Director	March 31, 2006

/s/ Clayton Paul Hilliard Clayton Paul Hilliard	Director	March 31, 2006

/s/ James R. Davis, Jr. James R. Davis, Jr.	Director	March 31, 2006

/s/ Stephen C. May Steven C. May	Director	March 31, 2006

/s/ Joseph V. Tortorice, Jr. Joseph V. Tortorice, Jr	Director	March 31, 2006

Signatures	Title	Date

/s/ Milton B. Kidd, III Milton B. Kidd, III	Director	March 31, 2006

/s/ Ron D. Reed Ron D. Reed	Director	March 31, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (filed as Exhibit 3.1 to MidSouth’s Annual Report on Form 10-K for the Year Ended December 31, 1993, and incorporated herein by reference).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated July 19,1995 (filed as Exhibit 4.2 to MidSouth’s Registration Statement on Form S-8 filed September 20, 1995 and incorporated herein by reference).

3.3	Amended and Restated By-laws of MidSouth (filed as Exhibit 3.2 to Amendment No. 1 to MidSouth’s Registration Statement No. 33-58499) on Form S-4 filed on June 1, 1995, and incorporated herein by reference).

10.1	MidSouth National Bank Lease Agreement with Southwest Bank Building Limited Partnership (filed as Exhibit 10.7 to the Company’s annual report on Form 10-K for the Year Ended December 31, 1992, and incorporated herein by reference).

10.2	First Amendment to Lease between MBL Life Assurance Corporation, successor in interest to Southwest Bank Building Limited Partnership in Commendam, and MidSouth National Bank (filed as Exhibit 10.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 1994, and incorporated herein by reference).

Exhibit No.	Description
10.3+	Amended and Restated Deferred Compensation Plan and Trust effective October 9, 2002 (filed as Exhibit 10.3.1 to MidSouth’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference).

10.5+	Employment Agreements with C. R. Cloutier and Karen L. Hail (filed as Exhibit 5 to MidSouth’s Form 1-A and incorporated herein by reference).

10.6+	The MidSouth Bancorp, Inc. 1997 Stock Incentive Plan (filed as an appendix to MidSouth’s definitive proxy statement filed April 11, 1997 and incorporated herein by reference).

10.7+	The MidSouth Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (filed as Exhibit 4.6 to MidSouth Bancorp, Inc.’s Form S-3D filed on July 25, 1997 and incorporated herein by reference).

10.8+	The MidSouth Bancorp Incentive Plan*

21	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm — Porter Keadle Moore, LLP*

23.2	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP*

31.1	Certificate pursuant to Exchange Act Rules 13(a) — 14(a)*

31.2	Certificate pursuant to Exchange Act Rules 13(a) — 14(a)*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

+	Management contract or compensatory plan or arrangement

*	Included herewith

Agreements with respect to certain of the Company’s long-term debt are not filed as Exhibits hereto inasmuch as the debt authorized under any such agreement does not exceed 10% of the Company’s total assets. The Company agrees to furnish a copy of each such agreement to the Securities & Exchange Commission upon request.