Form 10-Q
period 2006-03-31
MIDSOUTH BANCORP INC
filed 2006-05-12
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
As of April 28, 2006, there were 4,944,693 shares of the registrant’s Common Stock, par value $.10 per share, outstanding.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$25,815,866	$25,973,101
Interest bearing deposits in banks	333,280	323,901
Federal funds sold	40,600,000	26,140,000

Total cash and cash equivalents	66,749,146	52,437,002

Securities available-for-sale, at fair value (cost of $167,783,243 at March 31, 2006 and $140,993,091 at December 31, 2005)	165,411,578	139,428,403
Securities held-to-maturity (estimated fair value of $18,767,953 at March 31, 2006 and $20,151,389 at December 31, 2005)	18,367,918	19,611,230
Loans, net of allowance for loan losses of $4,651,853 at March 31, 2006 and $4,354,530 at December 31, 2005	446,510,046	438,439,219
Other investments	2,342,840	2,011,403
Bank premises and equipment, net	27,002,626	23,606,039
Other real estate owned, net	68,574	97,609
Accrued interest receivable	4,647,239	4,919,294
Goodwill	9,271,432	9,271,432
Intangibles	902,958	985,264
Cash surrender value of life insurance	3,953,840	3,794,510
Other assets	3,331,612	4,213,016

Total assets	$748,559,809	$698,814,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$182,324,320	$177,946,159
Interest bearing	492,054,492	446,991,941

Total deposits	674,378,812	624,938,100
Securities sold under repurchase agreements and federal funds purchased	2,910,823	1,731,797
Accrued interest payable	789,440	936,584
Junior subordinated debenture	15,465,000	15,465,000
Other liabilities	1,369,981	2,557,372

Total liabilities	694,914,056	645,628,853
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, $.10 par value- 10,000,000 shares authorized, 5,016,196 and 5,006,471 issued and 4,949,693 and 4,951,719 outstanding at March 31, 2006 and December 31, 2005, respectively	501,620	500,647
Surplus	41,988,645	41,910,122
Unearned ESOP shares	(335,472)	(47,194)
Accumulated other comprehensive income	(1,565,299)	(1,032,694)
Treasury stock - 66,503 at March 31, 2006 and 54,752 shares at December 31, 2005, at cost	(1,551,094)	(1,229,213)
Retained earnings	14,607,353	13,083,900

Total stockholders’ equity	53,645,753	53,185,568

Total liabilities and stockholders’ equity	$748,559,809	$698,814,421

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
INTEREST INCOME:
Loans, including fees	$8,964,364	$7,167,361
Securities
Taxable	917,341	748,027
Nontaxable	723,714	656,481
Federal funds sold	405,892	51,400
Other interest income	24,002	14,380

TOTAL	11,035,313	8,637,649

INTEREST EXPENSE:
Deposits	3,303,913	1,877,238
Securities sold under repurchase agreements, federal funds purchased and advances	20,032	60,651
Long term debt	314,149	274,493

TOTAL	3,638,094	2,212,382

NET INTEREST INCOME	7,397,219	6,425,267
PROVISION FOR LOAN LOSSES	320,000	314,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,077,219	6,111,267

OTHER OPERATING INCOME:
Service charges on deposits	1,926,598	2,127,714
Gains on securities, net	—	385
Credit life insurance	43,338	40,549
Other charges and fees	872,663	1,253,894

TOTAL OTHER INCOME	2,842,599	3,422,542

OTHER EXPENSES:
Salaries and employee benefits	3,785,751	3,202,752
Occupancy expense	1,486,455	1,255,492
Other	2,223,940	2,495,039

TOTAL OTHER EXPENSES	7,496,146	6,953,283

INCOME BEFORE INCOME TAXES	2,423,672	2,580,526
PROVISION FOR INCOME TAXES	605,152	657,103

NET EARNINGS	$1,818,520	$1,923,423

EARNINGS PER SHARE
Basic	$0.37	$0.39

Diluted	$0.36	$0.38

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For The Three Months Ended March 31, 2006 and 2005

	2006	2005
Net earnings	$1,818,520	$1,923,423
Other comprehensive loss, net of tax unrealized losses on securities available-for-sale:
Unrealized holding losses arising during the year, net of income tax benefit of $274,372 and $548,567, respectively	(532,605)	(1,064,612)

Less reclassification adjustment for gains included in net income net of income tax of $-0- and $131, respectively	—	(254)

Total other comprehensive income	(532,605)	(1,064,866)

Total comprehensive income	$1,285,915	$858,557

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006

					UNREALIZED
					GAINS (LOSSES)
	COMMON STOCK			ESOP	ON SECURITIES	TREASURY	RETAINED
	SHARES	AMOUNT	SURPLUS	OBLIGATION	AFS, NET	STOCK	EARNINGS	TOTAL
Balance — January 1, 2006	5,006,471	$500,647	$41,910,122	($47,194)	($1,032,694)	($1,229,213)	$13,083,900	$53,185,568

Dividends on common stock, $.06 per share							(295,067)	(295,067)
Exercise of stock options	9,725	973	43,784					44,757
Tax benefit resulting from exercise of stock options			34,739					34,739
Purchase of treasury stock						(321,881)		(321,881)
Net earnings							1,818,520	1,818,520
Increase in ESOP obligation, net of repayments				(288,278)				(288,278)
Net change in unrealized gains( losses) on securities available-for-sale, net of taxes					(532,605)			(532,605)

Balance — March 31, 2006	5,016,196	$501,620	$41,988,645	($335,472)	($1,565,299)	($1,551,094)	$14,607,353	$53,645,753

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,818,520	$1,923,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642,697	474,190
Provision for loan losses	320,000	314,000
Deferred income taxes (benefit)	(501)	140,720
Amortization of premiums on securities, net	185,997	35,734
Gain on sale of securities, net	—	345
Change in accrued interest receivable	272,055	193,280
Change in accrued interest payable	(147,144)	(140,892)
Other, net	143,035	1,097,365

Net cash provided by operating activities	3,234,659	4,038,165

Cash flows from investing activities, net of effect of acquisitions:
Proceeds from sales of securities available-for-sale	—	9,679,015
Proceeds from maturities and calls of securities held-to-maturity	1,249,650	921,954
Proceeds from maturities and calls of securities available-for-sale	8,440,298	9,734,290
Purchases of securities available-for-sale	(35,422,672)	(10,473,242)
Purchases of other investments	(331,550)	—
Loan originations, net of repayments	(8,739,380)	(4,778,383)
Purchases of premises and equipment	(3,956,978)	(1,472,179)
Proceeds from sales of other real estate owned	89,077	294,201

Net cash (used in) provided by investing activities	(38,671,555)	3,905,656

Cash flows from financing activities, net of effect of acquisitions:
Change in deposits	49,440,712	16,832,563
Change in repurchase agreements	1,179,026	(38,316)
Change in federal funds purchased	—	(8,500,000)
Proceeds from FHLB advances	—	5,000,000
Purchase of treasury stock	(321,881)	(113,179)
Payment of dividends on common stock	(593,574)	(534,211)
Proceeds from exercise of stock options	44,757	—

Net cash provided by financing activities	49,749,040	12,646,857

Net increase in cash and cash equivalents	14,312,144	20,590,678

Cash and cash equivalents, beginning of quarter	52,437,002	17,396,850

Cash and cash equivalents, end of quarter	$66,749,146	$37,987,528

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of March 31, 2006 and the results of their operations and their cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2005 Annual Report and Form 10K.
The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
Stock Compensation — In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS 123 (R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123 (R) is effective for periods beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 123 (R) on January 1, 2006. For the three month period ended March 31, 2006, the impact of the required compensation expense was immaterial to earnings and had no effect on earnings per share calculations as indicated in the table below:

	Three Months
	Ended
	March 31,
	2006	2005
(in thousands):
Net earnings available to common stockholders (in thousands):
As reported	$1,816	$1,923
Deduct total stock based compensation determined under fair value method	—	(15)

Pro forma	$1,816	$1,908

Basic earnings per share:
As reported	$0.37	$0.39
Pro forma	$0.37	$0.39
Diluted earnings per share:
As reported	$0.36	$0.38
Pro forma	$0.36	$0.37

Recent Accounting Pronouncements — In November 2005, FSP FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addressed the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and provides guidance on proper disclosures regarding unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of the FSP did not have an effect on earnings or stockholders’ equity for the quarter ended March 31, 2006.
2.	Allowance for Loan Losses
A summary of the activity in the allowance for loan losses is as follows (in thousands)

	Three Months Ended
	March 31,
	2006	2005
(in thousands)
Balance at beginning of period	$4,355	$3,851
Provision for loan losses	320	314
Recoveries	109	32
Loans charged off	(132)	(144)

Balance at end of period	$4,652	$4,053

3.	Declaration of Dividends
On February 10, 2006, the Company declared a $.06 per share quarterly dividend for holders of record on March 14, 2006.

Part 1. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF
OPERATIONS
MidSouth Bancorp, Inc. (“the Company”) is a two-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary banks (the “Banks”), MidSouth Bank, N. A., headquartered in Lafayette, Louisiana and Lamar Bank, headquartered in Beaumont, Texas. Following is management’s discussion of factors that management believes are among those necessary for an understanding of the Company’s financial statements. The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto and related Management’s Discussion & Analysis in the Company’s 10-K for the year ended December 31, 2005.
Forward Looking Statements
The Private Securities Litigation Act of 1995 provides a safe harbor for disclosure of information about a company’s anticipated future financial performance. This act protects a company from unwarranted litigation if actual results differ from management expectations. This management’s discussion and analysis reflects management’s current views and estimates of future economic circumstances, industry conditions, the Company’s performance and financial results based on reasonable assumptions. A number of factors and uncertainties could cause actual results to differ materially from the anticipated results and expectations expressed in the discussion. These factors and uncertainties include, but are not limited to:
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

Critical Accounting Policies
Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in Form 10-K for the year ended December 31, 2005. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices. The Company’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required. See “Asset Quality”. Another of the Company’s critical accounting policies relates to its goodwill and intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment annually. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.
Results of Operations
First quarter 2006 earnings totaled $1,818,520, a decrease of $104,903 from the $1,923,423 earned in the first quarter of 2005. Basic earnings per share were $.37 for the quarter ended March 31, 2006, compared to $.39 per share reported for the first quarter of 2005. Diluted earnings per share were $.36 for the first quarter of 2006 compared to $.38 per share for the first quarter of 2005.
Earnings decreased in the first quarter of 2006 in comparison to the first quarter of 2005 primarily due to the net after-tax effect of non-recurring non-interest income from a $538,000 distribution received from PULSE EFT Association in the first quarter of 2005, partially offset by a $102,000 write-down on a branch facility in the same quarter, producing a net after-tax effect of approximately $288,000. Net of the $288,000, first quarter 2006 earnings improved by $183,097 in quarterly comparison despite increased expenses related to five new retail branch offices added in the past eight months.
Return on average equity was 13.74% for the first quarter of 2006 compared to 15.79% for the first quarter of 2005. Net of the $288,000 after-tax effect of non-recurring items, the first quarter 2006 return on average equity of 13.74% reflected improvement over an adjusted return on average equity for the first quarter of 2005 of 13.43%. The leverage capital ratio was 8.48% at March 31, 2006 compared to 8.96% at March 31, 2005.
Net interest income totaled $7,397,219 for the first quarter of 2006, up 15.1% from the $6,425,267 reported for the first quarter of 2005. Net interest income increased primarily due to a $93.1 million or 16.7% increase in the average volume of earning assets in quarterly comparison. The impact of increased interest income earnings from the higher volume of earning assets was partially offset by a $58.7 million or 14.3% increase in the volume of interest-bearing deposits coupled with a 100 basis point increase in the average cost of interest-bearing deposits between the two quarters compared.
Total consolidated assets increased $49.8 million or 7.1%, from $698.8 million at December 31, 2005 to $748.6 million at March 31, 2006. Total loans grew $8.4 million or 1.9%, from $442.8 million at December 31, 2005 to $451.2 million at March 31, 2006, primarily in commercial and real estate credits. Total deposits grew $49.5 million or 7.9%, from $624.9 million at December 31, 2005 to $674.4 million at March 31, 2006. Of the $49.4 million growth in deposits, $45 million was in interest bearing deposits, primarily in Platinum money market and checking accounts. The Platinum money market and checking accounts offer competitive rates of interest that adjust to changes in market rates. Additionally, the core non-interest bearing deposits have continued to grow and approximate 27% of total deposits at March 31, 2006. The strong deposit growth in the first quarter of 2006 is attributed to new retail branch offices and to increased government and corporate spending due to rebuilding efforts in the Company’s markets.
Nonperforming assets, including loans 90 days or more past due, totaled $1.9 million at March 31, 2006 compared to $1.4 million at March 31, 2005 and $3.4 million at December 31, 2005. The increase of $.5 million in the first quarter of 2006 as compared to the first quarter of 2005 resulted primarily from an increase in loans past due 90 days and over, partially offset by decreases in other real estate owned and other foreclosed assets in quarterly comparison.
As a percentage of total assets, nonperforming assets increased to .26% at March 31, 2006, up from         .22% at March 31, 2005 and down from .49% at December 31, 2005. Charge-off volume decreased with net charge-offs to total loans at .01% compared to .03% and .11% for the same periods, respectively. The improvement in nonperforming assets from December 31, 2005 to March 31, 2006 resulted primarily from the repayment of two past due government-guaranteed loans totaling $1.1 million which were past due 90 days or more.
Earnings Analysis
Net Interest Income
The primary source of earnings for the Company is the difference between interest earned on loans and investments (earning assets) and interest paid on deposits and other liabilities (interest-bearing liabilities). Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income. The Company’s net interest margin on a taxable-equivalent basis, which is net income as a percentage of average earning assets, was 4.80% at March 31, 2006, down 7 basis points from 4.87% at March 31, 2005. Tables 1 and 2 analyze the changes in taxable-equivalent net interest income for the two quarters ended March 31, 2006 and 2005.
Average earning assets increased $93.1 million or 16.7%, from $557.2 million in 2005 to $650.3 million in 2006. The average yield on earning assets improved 59 basis points, from 6.48% at March 31, 2005 to 7.07% at March 31, 2006, but the mix of average earning assets shifted from

70% in average loans to total average earning assets in the first quarter of 2005 to 68% in the first quarter of 2006. The shift occurred as strong deposit growth exceeded loan funding and excess deposit dollars were invested in short term investments and federal funds sold.
The impact of the change in asset mix was offset by an increase in loan yields of 75 basis points, from 7.45% in March 2005 to 8.20% in March 2006, and a 31 basis point increase in the average taxable-equivalent yield on investment securities, from 4.32% in March 2005 to 4.63% in March 2006. The average volume of investment securities increased $11.0 million, from $158.3 million at March 31, 2005 to $169.3 million at March 31, 2006. The average volume of federal funds sold increased $28.5 million, from $8.8 million in March 2005 to $37.3 million at March 2006, primarily due to strong deposit growth.
The Company’s strong core deposit mix reflected improvement in the average volume of non-interest bearing deposits from $126.7 million or 23% of average total deposits at March 31, 2005 to $173.7 million or 27% of average total deposits at March 31, 2006. The average volume of NOW and Money Market and Savings deposits increased $59.6 million and remained consistent at 54% of average total deposits between the two quarters compared. The average volume of Certificates of Deposit (“CD’s”) decreased $.9 million, from $121.9 million at March 31, 2005 to $121.0 million at March 31, 2006 and represented 23% of total deposits at March 31, 2005 compared to 19% at March 31, 2006. Most of the Company’s deposit growth was in its Platinum Money Market and Platinum Checking accounts, which offer a competitive yield that adjusts weekly to market rates and support the Company’s retail strategy of developing long-term banking relationships with depositors. The competitive yield on the Platinum accounts contributed greatly to the 100 basis point increase in the average rate paid on total interest-bearing deposits between the two quarters compared. The average yield on all interest-bearing deposits increased from 1.86% at March 31, 2005 to 2.86% at March 31, 2006.
The average rate paid on the Company’s junior subordinated debentures increased 104 basis points from first quarter 2005 to first quarter 2006 due to increases in the floating rate paid on the $8.2 million of such debentures issued in the third quarter of 2004 to partially fund the Lamar acquisition. The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at March 31, 2006 was 7.43%. The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter. In February 2001, the Company issued $7,217,000 of junior subordinated debentures. The debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.
The impact of the changes in yield and volume of the earning assets and interest-bearing liabilities discussed above resulted in an increase of $1.0 million to taxable-equivalent net interest income from March 31, 2005 to March 31, 2006.

Table 1 — Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	Average		Average	Average		Average
	Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate

ASSETS
Investment Securities (1)
Taxable	$85,638	$917	4.28%	$80,133	$730	3.69%
Tax Exempt (2)	81,630	1,020	4.99%	75,549	923	4.96%
Equity Securities	2,025	24	4.74%	2,614	33	5.10%

Total Investments	169,293	1,961	4.63%	158,296	1,686	4.32%
Federal Funds Sold and Securities
Purchased Under Agreements to Resell	37,349	406	4.41%	8,776	51	2.38%
Loans (3)
Commercial and Real Estate	349,123	7,029	8.17%	308,079	5,530	7.28%
Installment	94,487	1,935	8.31%	82,019	1,637	8.09%

Total Loans	443,610	8,964	8.20%	390,098	7,167	7.45%

Total Earning Assets	650,252	11,331	7.07%	557,170	8,904	6.48%

Allowance for Loan Losses	(4,358)			(3,819)
Nonearning Assets	71,265			62,258

Total Assets	$717,159			$615,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW, Money Market, and Savings	$347,759	$2,336	2.72%	$288,208	$1,227	1.73%
Time Deposits	120,998	968	3.25%	121,875	650	2.16%

Total Interest Bearing Deposits	468,757	3,304	2.86%	410,083	1,877	1.86%

Federal Funds Purchased, Securities Sold Under Agreements to Repurchase	2,038	20	3.99%	7,205	42	2.34%
Junior Subordinated Debentures	15,465	314	8.24%	15,465	274	7.20%
Federal Home Loan Bank Advances	—	—	—	2,833	19	2.73%

Total Interest Bearing Liabilities	486,260	3,638	3.03%	435,586	2,212	2.06%

Demand Deposits	173,612			126,664
Other Liabilities	3,581			3,979
Stockholders’ Equity	53,706			49,380

Total Liabilities and Stockholders’ Equity	$717,159			$615,609

NET TAXABLE-EQUIVALENT
INTEREST INCOME AND SPREAD		$7,693	4.03%		$6,692	4.42%

NET TAXABLE-EQUIVALENT YIELD ON EARNING ASSETS			4.80%			4.87%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

(2)	Interest income of $295,521 for 2006 and $266,645 for 2005 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

(3)	Interest income includes loan fees of $661,310 for 2006 and $617,938 for 2005. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 — Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	Three Months Ended
	March 31, 2006 compared to March 31, 2005
	Total	Change
	Increase	Attributable to
	(Decrease)	Volume	Rates

Taxable-equivalent interest earned on:
Investment Securities Taxable	$187	$45	$142
Tax Exempt	97	77	20
Equity Securities	(9)	(7)	(2)
Federal Funds Sold and Securities
Purchased Under Agreement to Resell	355	281	74
Loans, including fees	1,797	1,038	759

TOTAL	2,427	1,434	993

Interest Paid On:
Interest Bearing Deposits	1,427	299	1,128
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	(22)	(660)	638
Federal Home Loan Bank Advances	(19)	(19)	—
Junior Subordinated Debentures	40	—	40

TOTAL	1,426	(380)	1,806

Taxable-equivalent net interest income	$1,001	$1,814	($813)

NOTE:	Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income
Excluding Securities Transactions
The Company’s primary source of non-interest income is services charges and fees on deposit accounts, which include insufficient funds (“NSF”) fees. Income from service charges on deposit accounts decreased $201,116 from March 2005 to March 2006 primarily due a decrease in NSF fees attributed to higher average balances in demand deposit accounts and lower NSF activity. Income from other charges and fees decreased $381,231 for the three months ended March 31, 2006 as compared to March 31, 2005 primarily due to the $538,000 PULSE distribution included in the 2005 income from other charges and fees and partially offset by a $125,890 increase in debit card and ATM fee income.
Securities Transactions
The Company had no securities transactions and recorded no gains or losses on sales of securities for the first quarter of 2006. During the first quarter of 2005, both MidSouth Bank and Lamar Bank sold mutual funds held in the securities portfolios. MidSouth Bank sold a $1.0 million mutual fund at a loss of $30,706 and Lamar Bank sold $8.3 million in a GNMA mutual fund for a gain of $31,091.
Non-interest Expense
Non-interest expense increased $542,863 from first quarter 2005 to first quarter 2006, primarily in salaries and employee benefit costs and occupancy expenses related to the new retail branches added in 2005. Salaries and benefit costs increased $582,999 between the two quarters compared due to increase of 45 in full-time equivalent employees, from 294 at March 31, 2005 to 339 at March 31, 2006. Occupancy expenses increased $230,963 between the two quarters compared due to the added branches. The increases in salaries and benefit costs and occupancy expenses were partially offset by decreases of $59,937 in legal and professional fees, $58,744 in data processing expenses and $51,294 in amortization of intangibles, combined with the added expense in 2005 of the $102,000 write-down on a branch facility.
Analysis of Statement of Condition
Consolidated assets totaled $748.6 million at March 31, 2006, up $49.8 million from $698.8 million at December 31, 2005. The increase resulted primarily from growth in deposits of $49.4 million of which $4.4 million was in non-interest bearing balances. As stated under “Results of Operations,” the growth is attributed to new retail branch offices and to increased government and corporate spending due to rebuilding efforts in the Company’s markets. Additionally, the competitive market rates paid on the Company’s Platinum accounts have contributed to deposit growth.
Cash flows from the increase in deposits funded $8.4 million in loan growth for the first quarter of 2006, which was below projections, but is expected to improve with recent hires, new retail branches and good loan demand in the Company’s markets. Cash flows from the deposit growth also funded a $26.0 million increase in investment securities available-for-sale during the first quarter of 2006. The Company invested primarily in tax-free municipal securities and in short-term agencies that offered some yield improvement over the rate earned on federal funds sold. The Company ended the first quarter of 2006 with a strong federal funds sold position of $40.6 million at March 31, 2006.
Bank premises and equipment increased $3.4 million for the first quarter of 2006 and reflects the Company’s continued branch expansion.
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
At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and pay dividends on common stock. An $8.2 million issuance of junior subordinated debentures was completed on September 20, 2004, the proceeds of which were partially used to fund the Lamar Bancshares merger. The parent company previously issued $7.2 million in junior subordinated debentures in February 2001. Dividends from the Banks primarily provide liquidity for the parent company. As a publicly traded company, the parent company also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth.
Capital
The Company and the Banks are required to maintain certain minimum capital levels. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution’s assets. At March 31, 2006, the Company and the Banks were in compliance with statutory minimum capital requirements and were classified as “well capitalized”. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. The Company’s leverage ratio was 8.48%, Tier 1 capital to risk-weighted assets was 11.29% and total capital to risk-weighted assets was 12.17% at the end of the first quarter of 2006.
Asset Quality
Credit Risk Management
The Company manages its credit risk by observing written, board approved policies which govern all underwriting activities. The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan. These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department. The results of the reviews are reported directly to the Audit Committee of the Board of Directors. Additionally, bank concentrations are monitored and reported to the Board of Directors quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.
Nonperforming Assets and Loans Past Due 90 Days and Over
The following table summarizes the Company’s nonperforming assets and loans past due 90 days and over for the quarters ending March 31, 2006 and 2005 and for the year-ended December 31, 2005.

			Year
	Period Ended		Ended
	Mar. 31,	Mar. 31,	Dec. 31,
	2006	2005	2005

Nonaccrual loans	$672	$596	$660
Loans past due 90 days and over	1,127	276	2,511
Total nonperforming loans	1,799	872	3,171
Other real estate owned	68	246	98
Other foreclosed assets	54	235	176

Total nonperforming assets	$1,921	$1,353	$3,445

Nonperforming assets to total assets	0.26%	0.22%	0.49%
Nonperforming assets to total loans + OREO + other foreclosed assets	0.43%	0.35%	0.78%

			Year
	Period Ended		Ended
	Mar. 31,	Mar. 31,	Dec. 31,
	2006	2005	2005
ALL to nonperforming assets	242.16%	299.56%	126.42%
ALL to nonperforming loans	258.59%	464.79%	137.34%
ALL to total loans	1.03%	1.04%	.98%

Year-to-date charge-offs	$132	$144	$702
Year-to-date recoveries	(109)	(32)	(226)

Year-to-date net charge-offs	$23	112	$476

Net YTD charge-offs to total loans	0.01%	0.03%	0.11%
Specific reserves have been established in the ALL to cover probable losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management and the results of examinations of the loan portfolio by regulatory agencies and others. The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. Management believes the $4,651,853 in the allowance as of March 31, 2006 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio.
Impact of Inflation and Changing Prices
The consolidated financial statements of and notes thereto, presented herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
Part I. Item 3. Qualitative and Quantitative Disclosures About Market Risk
In the normal course of conducting business, the Company is exposed to market risk, principally interest rate risk, through operation of its subsidiaries. Interest rate risk arises from market fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Management Committee (“ALCO”) is responsible for managing the Company’s interest rate risk position in compliance with policy approved by the Board of Directors.

There have been no significant changes from the information regarding market risk disclosed under the heading “Interest Rate Sensitivity” in the Company’s Annual Report for the year ended December 31, 2005.
Part I. Item 4. Controls and Procedures
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
During the first quarter of 2006, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
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
Item 1.A. Risk Factors — None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the first quarter ended March 31, 2006.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares That May
	of Shares	Average Price Paid	as Part of a Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan[1]	Under the Plan[1]
January 2006	6,635	$27.40	6,635	174,347
February 2006	5,116	$27.38	5,116	169,231
March 2006	—	—	—	169,231

1 — Under a share repurchase program approved by the Company’s Board of Directors on November 13, 2002, the Company can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions. The repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit Number	Document Description
3.1	Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. is included as Exhibit 3.1 to MidSouth’s Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated July 19, 1995 are included as Exhibit 4.2 to MidSouth’s Registration Statement on Form S-8 filed September 20, 1995 and are incorporated herein by reference.

3.3	Amended and Restated By-laws adopted by the Board of Directors on April 12, 1995 are included as Exhibit 3.2 to Amendment No. 1 to
MidSouth’s Registration Statement on Form S-4/A (Reg. No. 33-58499) filed on June 1, 1995.

11	Computation of earnings per share

31.1	Certification pursuant to Exchange Act Rules 13(a) — 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) — 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exihibit Number	Document Description
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports Filed on Form 8-K
     A press release regarding MidSouth’s earnings for the quarter ended December 31, 2005 was attached as Exhibit 99.1 to the Form 8-K filed on January 27, 2006.

Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc.
(Registrant)

Date: May 12, 2006
/s/ C. R. Cloutier

C. R. Cloutier, President /CEO

/s/ Karen L. Hail

Karen L. Hail, Senior Executive Vice President/CFO

/s/ Teri S. Stelly

Teri S. Stelly, SVP/Chief Accounting Officer

Exhibit Index

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