Form 10-Q
period 2006-06-30
MIDSOUTH BANCORP INC
filed 2006-08-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
As of July 31, 2006, there were 5,007,509 shares of the registrant’s Common Stock, par value $.10 per share, outstanding.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$24,411,519	$25,973,101
Interest bearing deposits in banks	58,305	323,901
Federal funds sold	9,600,000	26,140,000

Total cash and cash equivalents	34,069,824	52,437,002
Securities available-for-sale, at fair value (cost of $192,780,258 at June 30, 2006 and $140,993,091 at December 31, 2005)	188,344,583	139,428,403
Securities held-to-maturity (estimated fair value of $17,784,402 at June 30, 2006 and $20,151,389 at December 31, 2005)	17,518,755	19,611,230
Loans, net of allowance for loan losses of $4,887,254 at June 30, 2006 and $4,354,530 at December 31, 2005	484,588,434	438,439,219
Other investments	2,351,527	2,011,403
Bank premises and equipment, net	28,572,430	23,606,039
Accrued interest receivable	5,251,136	4,919,294
Goodwill	9,271,432	9,271,432
Intangibles	820,652	985,264
Cash surrender value of life insurance	3,990,628	3,794,510
Other assets	5,068,491	4,310,625

Total assets	$779,847,892	$698,814,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$186,291,862	$177,946,159
Interest bearing	517,812,410	446,991,941

Total deposits	704,104,272	624,938,100
Securities sold under repurchase agreements and federal funds purchased	2,796,538	1,731,797
Accrued interest payable	1,005,647	936,584
Junior subordinated debenture	15,465,000	15,465,000
Other liabilities	1,658,966	2,557,372

Total liabilities	725,030,423	645,628,853
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, $.10 par value- 10,000,000 shares authorized, 5,070,310 and 5,006,471 issued and 4,998,216 and 4,951,719 outstanding at June 30, 2006 and December 31, 2005, respectively	507,031	500,647
Surplus	42,716,910	41,910,122
Unearned ESOP shares	(307,858)	(47,194)
Accumulated other comprehensive income	(2,927,546)	(1,032,694)
Treasury stock - 72,094 at June 30, 2006 and 54,752 shares at December 31, 2005, at cost	(1,713,948)	(1,229,213)
Retained earnings	16,542,880	13,083,900

Total stockholders’ equity	54,817,469	53,185,568

Total liabilities and stockholders’ equity	$779,847,892	$698,814,421

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Loans, including fees	$10,318,152	$7,822,002	$19,282,516	$14,989,363
Securities
Taxable	1,220,104	798,944	2,137,445	1,546,971
Nontaxable	843,063	651,690	1,566,777	1,308,171
Federal funds sold	294,694	41,383	700,586	92,783
Other interest income	15,118	18,507	39,120	32,887

TOTAL	12,691,131	9,332,526	23,726,444	17,970,175

INTEREST EXPENSE:
Deposits	4,031,515	2,137,430	7,335,428	4,014,668
Securities sold under repurchase agreements, federal funds purchased and advances	28,883	40,880	48,915	101,531
Long term debt	335,452	297,224	649,601	571,717

TOTAL	4,395,850	2,475,534	8,033,944	4,687,916

NET INTEREST INCOME	8,295,281	6,856,992	15,692,500	13,282,259
PROVISION FOR LOAN LOSSES	300,000	65,737	620,000	379,737

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,995,281	6,791,255	15,072,500	12,902,522

OTHER OPERATING INCOME:
Service charges on deposits	2,173,817	2,198,366	4,100,415	4,326,080
Gains on securities, net	—	—	—	385
Credit life insurance	45,536	40,417	88,874	80,966
Other charges and fees	852,301	931,558	1,724,964	2,185,452

TOTAL OTHER INCOME	3,071,654	3,170,341	5,914,253	6,592,883

OTHER EXPENSES:
Salaries and employee benefits	3,936,764	3,304,873	7,722,515	6,507,625
Occupancy expense	1,623,753	1,329,118	3,110,208	2,584,610
Other	2,508,582	2,552,806	4,732,522	5,047,845

TOTAL OTHER EXPENSES	8,069,099	7,186,797	15,565,245	14,140,080

INCOME BEFORE INCOME TAXES	2,997,836	2,774,799	5,421,508	5,355,325
PROVISION FOR INCOME TAXES	762,082	734,546	1,367,234	1,391,649

NET EARNINGS	$2,235,754	$2,040,253	$4,054,274	$3,963,676

EARNINGS PER SHARE
Basic	$0.45	$0.42	$0.82	$0.81

Diluted	$0.44	$0.40	$0.80	$0.78

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc.
Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2006 and 2005

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net Income	$2,235,754	$2,040,253	$4,054,274	$3,963,676
Other comprehensive income (loss):
Unrealized gain(loss) on securities available-for-sale, net:
Unrealized holding gains (losses) arising during the year net of income tax (benefit) of ($701,764), $328,810, ($976,136), and ($219,626) respectively	(1,362,247)	638,279	(1,894,852)	(426,333)
Less reclassification adjustment for gains included in net income net of income tax of -0-, -0-, -0-, and $131, respectively	—	—	—	(254)

Total other comprehensive income (loss)	(1,362,247)	638,279	(1,894,852)	(426,587)

Total comprehensive income	$873,507	$2,678,532	$2,159,422	$3,537,089

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006

					UNREALIZED
					GAINS (LOSSES)
	COMMON STOCK			ESOP	ON SECURITIES	TREASURY	RETAINED
	SHARES	AMOUNT	SURPLUS	OBLIGATION	AFS, NET	STOCK	EARNINGS	TOTAL
Balance — January 1, 2006	5,006,471	$500,647	$41,910,122	($47,194)	($1,032,694)	($1,229,213)	$13,083,900	$53,185,568

Dividends on common stock, $.06 per share							(595,294)	(595,294)
Exercise of stock options	63,839	6,384	277,016					283,400
Tax benefit resulting from exercise of stock options			491,439					491,439
Purchase of treasury stock						(484,735)		(484,735)
Net earnings							4,054,274	4,054,274
Increase in ESOP obligation, net of repayments				(260,664)				(260,664)
Excess of market value over book value of ESOP shares released, net adjustment			25,000					25,000
Stock Option expense			13,333					13,333
Net change in unrealized gains( losses) on securities available-for-sale, net of taxes					(1,894,852)			(1,894,852)

Balance — June 30, 2006	5,070,310	$507,031	$42,716,910	($307,858)	($2,927,546)	($1,713,948)	$16,542,880	$54,817,469

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	June 30,	June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$4,054,274	$3,963,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,331,188	1,089,562
Provision for loan losses	620,000	379,737
Deferred income taxes (benefit)	(2,640)	137,868
Amortization of premiums on securities, net	365,067	489,389
Gain on sale of securities, net	—	385
Change in accrued interest receivable	(331,842)	(299,624)
Change in accrued interest payable	69,063	39,824
Other, net	(104,852)	784,711

Net cash provided by operating activities	6,000,258	6,585,528

Cash flows from investing activities, net of effect of acquisitions:
Proceeds from sales of securities available-for-sale	—	9,099,585
Proceeds from maturities and calls of securities held-to-maturity	2,099,650	920,000
Proceeds from maturities and calls of securities available-for-sale	13,802,944	18,284,749
Purchases of securities available-for-sale	(65,962,354)	(17,780,705)
Purchases of other investments	(340,350)	—
Loan originations, net of repayments	(47,120,831)	(23,915,940)
Purchases of premises and equipment	(6,132,967)	(2,743,467)
Proceeds from sales of other real estate owned	147,450	455,726

Net cash used in investing activities	(103,506,458)	(15,680,052)

Cash flows from financing activities, net of effect of acquisitions:
Change in deposits	79,166,172	28,339,605
Change in repurchase agreements	1,064,741	(1,558,279)
Change in federal funds purchased	—	(8,500,000)
Proceeds from FHLB advances	—	5,000,000
Repayment of FHLB advances	—	(5,000,000)
Purchase of treasury stock	(484,735)	(280,822)
Payment of dividends on common stock	(890,556)	(801,225)
Proceeds from exercise of stock options	283,400	110,252

Net cash provided by financing activities	79,139,022	17,309,531

Net (decrease) increase in cash and cash equivalents	(18,367,178)	8,215,007

Cash and cash equivalents, beginning of quarter	52,437,002	17,396,850

Cash and cash equivalents, end of quarter	$34,069,824	$25,611,857

See notes to unaudited consolidated financial statements.

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of June 30, 2006 and the results of their operations and their cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2005 Annual Report and Form 10K.

The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Stock Compensation – In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS 123 (R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123 (R) is effective for periods beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 123 (R) on January 1, 2006. For the three and six month period ended June 30, 2006, the required compensation expense totaled $13,333. Prior period pro forma disclosure if provided in the table below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net earnings available to common stockholders (in thousands):
As reported	$2,040	$3,964
Deduct total stock based compensation determined under fair value method	(15)	(30)

Pro forma	$2,025	$3,934

Basic earnings per share:
As reported	$0.42	$0.81
Pro forma	$0.41	$0.80
Diluted earnings per share:
As reported	$0.40	$0.78
Pro forma	$0.40	$0.77
Recent Accounting Pronouncements - In November 2005, FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addressed the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and provides guidance on proper disclosures regarding unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of the FSP did not have an effect on earnings or stockholders’ equity for the quarter ended June 30, 2006.
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and 140. This statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contact in accordance with the requirements of SFAS 133. The effective date of this standard is for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company currently has no derivatives and therefore, SFAS No. 155 has no impact on the Company’s current financial position or results of operations.

2.	Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands)

	Six Months Ended
	June 30,
(in thousands)	2006	2005
Balance at beginning of period	$4,355	$3,851
Provision for loan losses	620	380
Recoveries	222	119
Loans charged off	(310)	(310)

Balance at end of period	$4,887	$4,040

3.	Declaration of Dividends

On May 17, 2006, the Company declared a $.06 per share quarterly cash dividend for holders of record on June 12, 2006.

Part 1. Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
MidSouth Bancorp, Inc. (“the Company”) is a two-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary banks (the “Banks”), MidSouth Bank, N. A., headquartered in Lafayette, Louisiana and Lamar Bank, headquartered in Beaumont, Texas. The Company recently announced a name change for the Texas subsidiary from Lamar Bank to MidSouth Bank. The name change is expected to be executed during the fourth quarter of 2006. Following is management’s discussion of factors that management believes are among those necessary for an understanding of the Company’s financial statements. The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto and related Management’s Discussion & Analysis in the Company’s 10-K for the year ended December 31, 2005.
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
Results of Operations
Second quarter 2006 earnings totaled $2,235,754, an increase of $195,501 from the $2,040,253 earned in the second quarter of 2006. Basic earnings per share were $.45 for the quarter ended June 30, 2006, compared to $.42 per share reported for the second quarter of 2005. Diluted earnings per share were $.44 for the second quarter of 2006 compared to $.40 per share for the second quarter of 2005.
Earnings increased in the second quarter of 2006 in comparison to the second quarter of 2005 primarily due to the increase in net interest income of $1.4 million which resulted from a 22.3% increase in average earning assets coupled with a 75 basis point improvement in the average yield on earning assets.
Return on average equity was 16.48% for the second quarter of 2006 compared to 16.26% for the second quarter of 2005. The leverage capital ratio was 8.32% at June 30, 2006 compared to 9.15% at June 30, 2005.
Net interest income totaled $8,295,281 for the second quarter of 2006, up 21.0% from the $6,856,992 reported for the second quarter of 2005. Net interest income increased primarily due to a $126.4 million or 22.3% increase in the average volume of earning assets, including a 16.0% increase in average loan volume in quarterly comparison. The impact of increased interest income earnings from the higher volume of earning assets was partially offset by a $94.7 million or 22.8% increase in the volume of interest-bearing deposits coupled with a 110 basis point increase in the average cost of interest-bearing deposits from 2.07% in the second quarter of 2005 to 3.17% in the second quarter of 2006.
For the first six months of 2006, the Company earned $4,054,274, a 2.3% increase over the $3,963,676 reported for the first six months of 2005. Basic earnings per share were $.82 for the first half of 2006 versus $.81 per share for the first half of 2005. Diluted earnings per share were $.80 versus $.78, respectively. The first six months of 2005 included a $631,000 pre-tax special distribution of proceeds to the Company from the merger of Pulse EFT Association and Discover Financial Services, Inc. Additionally, the first six months of 2005 included a $102,000 pre-tax write-down of a branch facility. Excluding the $349,000 after-tax effect of these non-recurring transactions, the Company’s year-to-date earnings for 2006 improved by $439,000, or 12%, over 2005.
Total consolidated assets increased $81.0 million or 11.6%, from $698.8 million at December 31, 2005 to $779.8 million at June 30, 2006. Total loans grew $46.7 million or 10.5%, from $442.8 million at December 31, 2005 to $489.5 million at June 30, 2006, primarily in commercial, construction, and real estate credits. Total deposits grew $79.2 million or 12.7%, from $624.9 million at December 31, 2005 to $704.1 million at June 30, 2006. Of the $79.2 million growth in deposits, $70.8 million was in interest bearing deposits, primarily in Platinum money market and checking accounts. The Platinum money market and checking accounts offer competitive rates of interest that adjust to changes in market rates. Additionally, the core non-interest bearing deposits have continued to grow and approximate 26.5% of total deposits at June 30, 2006. The strong deposit growth in the second quarter of 2006 is attributed to new retail branch offices and to increased government and corporate spending due to rebuilding efforts in the Company’s markets.
Nonperforming assets, including loans 90 days or more past due, totaled $2.7 million at June 30, 2006 compared to $2.3 million at June 30, 2005 and $3.4 million at December 31, 2005. The increase of $.4 million in the second quarter of 2006 as compared to the second quarter of 2005 resulted primarily from an increase in loans past due 90 days and over, partially offset by decreases in nonaccrual loans, other real estate owned and other foreclosed assets in quarterly comparison. Included in the loans past due 90 days and over is approximately $1.6 million in government-guaranteed loans, which are expected to be paid in full or returned to a current status within the next quarter.
As a percentage of total assets, nonperforming assets decreased to .35% at June 30, 2006, down from ..36% at June 30, 2005 and down from .49% at December 31, 2005. Charge-off volume decreased with net charge-offs to total loans at .02% compared to .05% and .11% for the same periods, respectively.
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
The Company’s net interest margin on a taxable-equivalent basis, which is net income as a percentage of average earning assets, was 5.00% at June 30, 2006, down 4 basis points from 5.04% at June 30, 2005. Tables 1 through 4 following this discussion analyze the changes in taxable-equivalent net interest income for the two quarters ended and two six months periods ended June 30, 2006 and 2005.
Average earning assets increased $126.4 million or 22.3%, from $566.5 million in June 2005 to $692.9 million in June 2006. The average yield on earning assets improved 75 basis points, from 6.80% at June 30, 2005 to 7.55% at June 30, 2006, but the mix of average earning assets shifted from 70.9% in average loans to total average earning assets in the second quarter of 2005 to 67.3% in the second quarter of 2006. The shift occurred as strong deposit growth exceeded loan funding and excess deposit dollars were invested in short term investments and federal funds sold.
The impact of the change in asset mix was offset by an increase in loan yields of 107 basis points, from 7.81% for the quarter ended June 30, 2005 to 8.88% for the quarter ended June 30, 2006, and a 42 basis point increase in the average taxable-equivalent yield on investment securities, from 4.36% to 4.78%, respectively. The average volume of investment securities increased $43.5 million, from $159.1 million at June 30, 2005 to $202.6 million at June 30, 2006. The average volume of federal funds sold increased $18.3 million, from $5.7 million in June 2005 to $24.0 million at June 2006, primarily due to strong deposit growth.
The Company’s strong core deposit mix reflected improvement in the average volume of non-interest bearing deposits from $132.3 million or 24.2% of average total deposits at June 30, 2005 to $175.2 million or 25.6% of average total deposits at June 30, 2006. The average volume of NOW, Money Market and Savings deposits increased $86.6 million from $302.2 million, or 55.2% of average total deposits at June 30, 2005 to $388.8 million or 56.8% of average total deposits at June 30, 2006. The average volume of Certificates of Deposit (“CD’s”) increased $8.1 million, from $112.8 million at June 30, 2005 to $120.9 million at June 30, 2006 and represented 20.6% of total deposits at June 30, 2005 compared to 17.6% at June 30, 2006. Most of the Company’s deposit growth was in its Platinum Money Market and Platinum Checking accounts, which offer a competitive yield that adjusts weekly to market rates and support the Company’s retail strategy of developing long-term banking relationships with depositors. The competitive yield on the Platinum accounts contributed greatly to the 110 basis point increase in the average rate paid on total interest-bearing deposits between the two quarters compared. The average yield on all interest-bearing deposits increased from 2.07% at June 30, 2005 to 3.17% at June 30, 2006.

The average rate paid on the Company’s junior subordinated debentures increased 99 basis points from second quarter 2005 to second quarter 2006 due to increases in the floating rate paid on the $8.2 million of such debentures issued in the third quarter of 2004 to partially fund the Lamar acquisition. The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at June 30, 2006 was 7.91%. The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter. In February 2001, the Company issued $7,217,000 of junior subordinated debentures. The debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.
The impact of the changes in yield and volume of the earning assets and interest-bearing liabilities discussed above resulted in an increase of $1.5 million to taxable-equivalent net interest income from June 30, 2005 to June 30, 2006.
Net interest income, on a taxable-equivalent basis, increased $2.5 million for the six-month period ended June 30, 2006, from $13.8 million at June 30, 2005 to $16.3 million at June 30, 2006. During the same period, average earning assets increased $109.8 million or 19.5%, from $561.9 million in 2005 to $671.7 million in 2006. The average yield on earning assets improved 68 basis points in six-month comparison, from 6.64% at June 30, 2005 to 7.32% at June 30, 2006. The volume of total interest-bearing liabilities increased $71.2 million or 16.3%, from $436.0 million for the six months ended June 30, 2005 to $507.2 million for the six months ended June 30, 2006. The average yield on total interest-bearing liabilities increased 102 basis points in the same period, from 2.17% to 3.19%.
The impact of the changes in yield and volume of the earning assets and interest-bearing liabilities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 resulted in an increase of $2.5 million to taxable-equivalent net interest income.

Table 1 — Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Average		Average	Average		Average
	Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate
ASSETS
Interest Bearing Deposits	$338	$4	4.89%	$82	$1	2.51%
Investment Securities (1)
Taxable	107,640	1,216	4.52%	81,732	798	3.92%
Tax Exempt (2)	92,611	1,190	5.14%	74,785	916	4.90%
Equity Securities	2,343	15	2.58%	2,592	19	2.86%

Total Investments	202,594	2,421	4.78%	159,109	1,733	4.36%
Federal Funds Sold and Securities Purchased Under Agreements to Resell	23,983	295	4.93%	5,733	41	2.90%
Loans (3)
Commercial and Real Estate	370,362	8,344	9.04%	313,102	6,009	7.70%
Installment	95,592	1,974	8.28%	88,479	1,813	8.22%

Total Loans	465,954	10,318	8.88%	401,581	7,822	7.81%

Total Earning Assets	692,869	13,038	7.55%	566,505	9,597	6.80%

Allowance for Loan Losses	(4,600)			(4,042)
Nonearning Assets	73,025			60,632

Total Assets	$761,294			$623,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW, Money Market, and Savings	$388,789	$3,004	3.10%	$302,249	$1,464	1.94%
Time Deposits	120,943	1,028	3.41%	112,785	673	2.39%

Total Interest Bearing Deposits	509,732	4,032	3.17%	415,034	2,137	2.07%

Federal Funds Purchased, Securities Sold Under Agreements to Repurchase	2,724	29	4.25%	5,040	34	2.73%
Junior Subordinated Debentures	15,465	335	8.70%	15,465	297	7.71%
Federal Home Loan Bank Advances	—	—	—	915	7	2.87%

Total Interest Bearing Liabilities	527,921	4,396	3.34%	436,454	2,475	2.28%

Demand Deposits	175,163			132,313
Other Liabilities	3,802			4,014
Stockholders’ Equity	54,408			50,314

Total Liabilites and Stockholders’ Equity	$761,294			$623,095

NET TAXABLE-EQUIVALENT INTEREST INCOME AND SPREAD		$8,642	4.21%		$7,122	4.52%

NET TAXABLE-EQUIVALENT YIELD ON EARNING ASSETS			5.00%			5.04%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

(2)	Interest income of $346,605 for 2006 and $264,925 for 2005 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

(3)	Interest income includes loan fees of $1,109,115 for 2006 and $900,242 for 2005. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 — Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	Three Months Ended
	June 30, 2006 compared to June 30, 2005
	Total	Change
	Increase	Attributable to
	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Interest Bearing Deposits	$3	$3	$0
Investment Securities
Taxable	418	329	89
Tax Exempt	274	227	47
Equity Securities	(4)	(2)	(2)
Federal Funds Sold and Securities Purchased Under Agreement to Resell	254	208	46
Loans, including fees	2,496	1,347	1,149

TOTAL	3,441	2,112	1,329

Interest Paid On:
Interest Bearing Deposits	1,895	568	1,327
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	(5)	(20)	15
Federal Home Loan Bank Advances	(7)	(7)	—
Junior Subordinated Debentures	38	—	38

TOTAL	1,921	541	1,380

Taxable-equivalent net interest income	$1,520	$1,571	($51)

NOTE:	Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 3 — Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Average		Average	Average		Average
	Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate
ASSETS
Interest Bearing Deposits	$342	$9	5.34%	$53	$1	3.27%
Investment Securities (1)
Taxable	96,528	2,128	4.41%	80,937	1,546	3.85%
Tax Exempt (2)	87,151	2,209	5.07%	75,165	1,840	4.90%
Equity Securities	2,185	39	3.58%	2,603	33	2.55%

Total Investments	185,864	4,376	4.71%	158,705	3,419	4.31%
Federal Funds Sold and Securities Purchased Under Agreements to Resell	30,629	701	4.61%	7,235	93	2.59%
Loans (3)
Commercial and Real Estate	359,801	15,333	8.59%	310,605	11,539	7.49%
Installment	95,043	3,950	8.38%	85,267	3,450	8.16%

Total Loans	454,844	19,283	8.55%	395,872	14,989	7.64%

Total Earning Assets	671,679	24,369	7.32%	561,865	18,502	6.64%

Allowance for Loan Losses	(4,480)			(3,931)
Nonearning Assets	72,149			61,527

Total Assets	$739,348			$619,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW, Money Market, and Savings	$368,388	$5,339	2.92%	$295,266	$2,692	1.84%
Certificates of Deposits	120,970	1,996	3.33%	117,311	1,323	2.27%

Total Interest Bearing Deposits	489,358	7,335	3.02%	412,577	4,015	1.96%
Federal Funds Purchased, Securities Sold Under Agreements to Repurchase	2,383	49	4.14%	6,106	76	2.51%
Junior Subordinated Debentures	15,465	650	8.47%	15,465	571	7.45%
Federal Home Loan Bank Advances	—	—	—	1,869	26	2.76%

Total Interest Bearing Liabilities	507,206	8,034	3.19%	436,017	4,688	2.17%

Demand Deposits	174,392			129,498
Other Liabilities	3,691			4,077
Stockholders’ Equity	54,059			49,869

Total Liabilites and Stockholders’ Equity	$739,348			$619,461

NET TAXABLE-EQUIVALENT INTEREST INCOME AND SPREAD		$16,335	4.12%		$13,814	4.47%

NET TAXABLE-EQUIVALENT YIELD ON EARNING ASSETS			4.90%			4.96%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

(2)	Interest income of $642,068 for 2006 and $531,574 for 2005 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

(3)	Interest income includes loan fees of $1,770,425 for 2006 and $1,518,180 for 2005. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 4 — Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	Six Months Ended
	June 30, 2006 compared to June 30, 2005
	Total	Change
	Increase	Attributable to
	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Interest Bearing Deposits	$8	$8	$0
Investment Securities
Taxable	582	512	70
Tax Exempt	369	302	67
Equity Securities	6	(3)	9
Federal Funds Sold and Securities Purchased Under Agreement to Resell	608	491	117
Loans, including fees	4,294	2,380	1,914

TOTAL	5,867	3,690	2,177

Interest Paid On:
Interest Bearing Deposits	3,320	851	2,469
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	(27)	(61)	34
Federal Home Loan Bank Advances	(26)	(26)	—
Notes Payable
Junior Subordinated Debentures	79	—	79

TOTAL	3,346	764	2,582

Taxable-equivalent net interest income	$2,521	$2,926	($405)

NOTE:	Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income
Excluding Securities Transactions
The Company’s primary source of non-interest income is services charges and fees on deposit accounts, which include insufficient funds (“NSF”) fees. Income from Service charges on deposit accounts decreased from June 2005 to June 2006 in three and six months comparison by $24,549 and $225,665 respectively. The decrease resulted primarily due a decrease in NSF fees attributed to higher average balances in demand deposit accounts and lower NSF activity.
Income from other charges and fees decreased $79,257 for the three months ended June 30, 2006 as compared to June 30, 2005 primarily due to the $99,000 PULSE distribution included in 2005 and a $65,983 decrease in third-party mortgage origination fees. Quarterly decreases recorded in the other non-interest income categories were partially offset by a $137,430 increase in debit card and ATM fee income. For the six months ended June 30, 2006, income from other charges and fees decreased $460,488 as compared to the six months ended June 30, 2005, primarily due to the $631,000 special distribution from Pulse included in 2005 income. Additionally, income from third-party mortgage originations decreased $82,647. The decreases were partially offset by an increase of $263,320 in debit card and ATM fee income in six months comparison.
Securities Transactions
The Company recorded no gains or losses on sales of securities for the first six months of 2006. During the first six months of 2005, both MidSouth Bank and Lamar Bank sold mutual funds held in the securities portfolios. MidSouth Bank sold a $1.0 million mutual fund at a loss of $30,706 and Lamar Bank sold $8.3 million in a GNMA mutual fund for a gain of $31,091.
Non-interest Expense
Non-interest expense increased $882,302 in quarterly comparison and $1,425,165 in year-to-date comparison, primarily in salaries and employee benefit costs and occupancy expenses related to the new retail branches added in 2006. Salaries and benefit costs increased $631,891 in quarter-to-date comparison and $1,214,890 in year-to-date comparison due to the addition of 44 full-time equivalent employees, from 305 at June 30, 2005 to 349 at June 30, 2006. Occupancy expenses increased $294,635 and $525,598 in quarterly and six months comparison, respectively, due to the added branches. Other expenses decreased $44,224 and $315,323 for the same periods, respectively, primarily due to quarterly and year-to-date decreases of $85,022 and $172,543, respectively, in amortization of intangibles.
Analysis of Statement of Condition
Consolidated assets totaled $779.8 million at June 30, 2006, up $81.0 million from $698.8 million at December 31, 2005. The increase resulted primarily from growth in deposits of $79.2 million of which $8.3 million was in non-interest bearing balances. As stated under “Results of Operations,” the deposit growth is attributed to new retail branch offices and to increased government and corporate spending due to rebuilding efforts in the Company’s markets. Additionally, the competitive market rates paid on the Company’s Platinum accounts have contributed to deposit growth.
Cash flows from the increase in deposits funded $46.7 million in loan growth for the first half of 2006. Loan growth was below projections, but is expected to improve with recent hires, new retail branches and good loan demand in the Company’s markets. The loan growth occurred primarily in the Company’s commercial portfolio, with increases also noted in construction loans and commercial real estate loans. The remaining cash flows from the deposit growth and a $16.5 million decrease in federal funds sold funded a $48.9 million increase in investment securities available-for-sale during the six months ended June 30, 2006. The Company invested primarily in tax-free municipal securities and in short-term agencies that offered some yield improvement over the rate earned on federal funds sold. The Company ended the second quarter of 2006 with a federal funds sold position of $9.6 million at June 30, 2006.
Bank premises and equipment increased $5.0 million for the first six months of 2006 and reflects the Company’s continued branch expansion.
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

Capital
The Company and the Banks are required to maintain certain minimum capital levels. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution’s assets. At June 30, 2006, the Company and the Banks were in compliance with statutory minimum capital requirements and were classified as “well capitalized”. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. The Company’s leverage ratio was 8.32%, Tier 1 capital to risk-weighted assets was 10.92% and total capital to risk-weighted assets was 11.77% at the end of the second quarter of 2006.
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
Nonperforming Assets and Loans Past Due 90 Days and Over
The following table summarizes the Company’s nonperforming assets and loans past due 90 days and over for the quarters ending June 30, 2006 and 2005 and for the year-ended December 31, 2005.

	Period Ended		%	Year Ended
	Jun. 30,		Chg	Dec. 31,
	2006	2005		2005

Nonaccrual loans	$543	$1,892	-71.3%	$660
Loans past due 90 Days and over	2,104	128	1543.8%	2,511
Total nonperforming loans	2,647	2,020	31.0%	3,171
Other real estate owned	32	98	-67.3%	98
Other foreclosed assets	25	156	-84.0%	176

Total nonperforming assets	$2,704	$2,274	18.9%	$3,445

Nonperforming assets to total assets	0.35%	0.36%	-3.7%	0.49%

	Period Ended		%	Year Ended
	Jun. 30,		Chg	Dec. 31,
	2006	2005		2005

Nonperforming assets to total loans + OREO + other foreclosed assets	0.55%	0.55%	-0.3%	0.78%
ALL to nonperforming assets	180.73%	177.62%	1.8%	126.42%
ALL to nonperforming loans	184.62%	199.95%	-7.7%	137.34%
ALL to total loans	1.00%	0.99%	1.4%	0.98%
Year-to-date charge-offs	$310	$310	0.0%	$702
Year-to-date recoveries	223	119	87.4%	226

Year-to-date net charge-offs	$87	$191	-54.5%	$476

Net YTD charge-offs to total loans	0.02%	0.05%	-57.1%	0.11%
Nonperforming assets, including loans 90 days or more past due, totaled $2.7 million at June 30, 2006, compared to $2.3 million at June 30, 2005. As a percentage of total assets, nonperforming assets were .35% and .36% for June 30, 2006 and 2005, respectively. Included in nonperforming assets for June 30, 2006 is approximately $1.6 million in government-guaranteed loans, which are expected to be paid in full or returned to a current status within the next quarter. The past-due status of the $1.6 million in government-guaranteed loans is not related to Hurricanes Katrina or Rita. Net charge-offs to total loans decreased to .02% for the second quarter of 2006 compared to .05% for the second quarter of 2005. Allowance for loan loss provisions totaling $300,000 were taken in the second quarter of 2006 compared to $65,737 in the second quarter of 2005. As a percentage to total loans, the allowance for loan losses for the quarter ended June 30, 2006 and 2005 was 1.00% and .99%, respectively. The Company has not experienced an increase in delinquencies or charge-offs due to Hurricanes Katrina and Rita.
Specific reserves have been established in the ALL to cover probable losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management and the results of examinations of the loan portfolio by regulatory agencies and others. The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. Management believes the $4,887,254 in the allowance as of June 30, 2006 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio.
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
During the second quarter of 2006, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
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

Item 1.A. Risk Factors — None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the quarter ended June 30, 2006.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number	Average Price Paid	Part of a Publicly	Yet be Purchased
	of Shares Purchased	per Share	Announced Plan[1]	Under the Plan[1]
April 2006	5,000	$29.10	5,000	172,817
May 2006	591	$29.36	591	172,226
June 2006	—	—	—	172,226

1	-	Under a share repurchase program approved by the Company’s Board of Directors on November 13, 2002, the Company can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions. The repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
On May 17, 2006, the Company held its Annual Meeting of Shareholders to consider and act upon the election of Class I Directors C.R. Cloutier, J. B. Hargroder, M.D., and William M. Simmons. A total of 3,761,586 shares were voted in favor of the election for C. R. Cloutier, with 9,703 shares withheld from voting. A total of 3,760,201 shares were voted in favor of the election of J. B. Hargroder, M.D. with 11,088 shares withheld from voting. A total of 3,762,798 shares were voted in favor of the election of William M. Simmons with 8,491 shares withheld from voting.
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
(b) Reports Filed on Form 8-K
     A press release regarding the Company’s earnings for the quarter ended March 31, 2006 was attached as Exhibit 99.1 to the Form 8-K filed on April 26, 2006.

Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc.
(Registrant)

Date: August 14, 2006
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO

/s/ J. E. Corrigan, Jr.
J. E. Corrigan, Jr., Executive Vice President/CFO

/s/ Teri S. Stelly
Teri S. Stelly, SVP/Controller

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
(b) Reports Filed on Form 8-K
          A press release regarding the Company’s earnings for the quarter ended March 31, 2006 was attached as Exhibit 99.1 to the Form 8-K Field on April 26, 2006.