Form 10-Q
period 2006-09-30
MIDSOUTH BANCORP INC
filed 2006-11-13
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES   ☒ NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES   ☐   NO   ☒

As of October 31, 2006, there were 6,251,929 shares of the registrant’s Common Stock, par value $.10 per share, outstanding.

Index

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

ASSETS	September 30, 2006 (unaudited)	December 31, 2005 (audited)

Cash and due from banks	$26,168,760	$25,973,101
Interest bearing deposits in banks	34,825	323,901
Federal funds sold	-	26,140,000
Total cash and cash equivalents	26,203,585	52,437,002

Securities available-for-sale, at fair value (cost of $185,905,588 at September 30, 2006 and $140,993,091 at December 31, 2005)	184,536,237	139,428,403
Securities held-to-maturity (estimated fair value of $16,716,938 at September 30, 2006 and $20,151,389 at December 31, 2005)	16,399,477	19,611,230
Loans, net of allowance for loan losses of $4,910,028 at September 30, 2006 and $4,354,530 at December 31, 2005	490,474,700	438,439,219
Other investments	2,922,014	2,011,403
Bank premises and equipment, net	29,112,870	23,606,039
Accrued interest receivable	5,458,811	4,919,294
Goodwill	9,271,432	9,271,432
Intangibles	738,346	985,264
Cash surrender value of life insurance	4,030,022	3,794,510
Other assets	3,945,383	4,310,625
Total assets	$773,092,877	$698,814,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$179,919,828	$177,946,159
Interest bearing	511,426,605	446,991,941
Total deposits	691,346,433	624,938,100

Securities sold under repurchase agreements and federal funds purchased	3,912,669	1,731,797
Accrued interest payable	833,532	936,584
Junior subordinated debenture	15,465,000	15,465,000
Other liabilities	2,499,080	2,557,372
Total liabilities	714,056,714	645,628,853
Commitments and contingencies	-	-
Stockholders' Equity:
Common stock, $.10 par value- 10,000,000 shares authorized, 6,353,446 and 6,258,089 issued and 6,256,131 and 6,189,649 outstanding at September 30, 2006 and December 31, 2005, respectively	635,345	500,647
Surplus	42,809,967	41,910,122
Unearned ESOP shares	(279,798)	(47,194)
Accumulated other comprehensive income	(903,772)	(1,032,694)
Treasury stock - 97,315 at September 30, 2006 and 68,440 shares at December 31, 2005, at cost	(1,884,933)	(1,229,213)
Retained earnings	18,659,354	13,083,900
Total stockholders' equity	59,036,163	53,185,568
Total liabilities and stockholders' equity	$773,092,877	$698,814,421

See notes to unaudited consolidated financial statements.

Index

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

INTEREST INCOME:
Loans, including fees	$10,860,528	$8,342,155	$30,143,044	$23,331,518
Securities
Taxable	1,251,978	759,500	3,389,423	2,306,471
Nontaxable	900,593	706,266	2,467,370	2,014,437
Federal funds sold	68,081	49,057	768,667	141,840
Other interest income	22,518	25,433	61,638	58,320
TOTAL	13,103,698	9,882,411	36,830,901	27,852,586

INTEREST EXPENSE:
Deposits	4,268,473	2,634,764	11,603,901	6,649,432
Securities sold under repurchase agreements, federal funds purchased and advances	58,332	27,688	107,247	129,219
Long term debt	334,699	295,362	984,300	867,079

TOTAL	4,661,504	2,957,814	12,695,448	7,645,730

NET INTEREST INCOME	8,442,194	6,924,597	24,134,694	20,206,856
PROVISION FOR LOAN LOSSES	50,000	300,000	670,000	679,737
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,392,194	6,624,597	23,646,694	19,527,119

OTHER OPERATING INCOME:
Service charges on deposits	2,459,671	2,088,513	6,560,086	6,414,593

Gains (losses)on securities, net	(7,553)	-	(7,553)	385
Credit life insurance	40,887	40,602	129,761	121,568
Other charges and fees	920,797	711,373	1,724,761	2,896,825
TOTAL OTHER INCOME	3,413,802	2,840,488	9,328,055	9,433,371

OTHER EXPENSES:
Salaries and employee benefits	4,249,564	3,653,280	11,972,079	10,160,905
Occupancy expense	1,722,830	1,462,505	4,833,038	4,047,115
Other	2,516,205	2,203,097	7,248,727	7,250,942
TOTAL OTHER EXPENSES	8,488,599	7,318,882	24,053,844	21,458,962

INCOME BEFORE INCOME TAXES	3,317,397	2,146,203	8,738,905	7,501,528
PROVISION FOR INCOME TAXES	900,260	512,315	2,267,494	1,903,964

NET EARNINGS	$2,417,137	$1,633,888	$6,471,411	$5,597,564

EARNINGS PER SHARE
Basic	$0.39	$0.27	$1.04	$0.91
Diluted	$0.38	$0.26	$1.02	$0.88

See notes to unaudited consolidated financial statements.

Index

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Net Income	$2,417,137	$1,633,888	$6,471,411	$5,597,564
Other comprehensive income (loss):
Unrealized gain(loss) on securities available-for-sale, net:
Unrealized holding gains (losses) arising during the year net of income tax (benefit) of $1,042,550, ($244,672), $66,414, and ($464,429) respectively	2,018,789	(474,952)	123,937	(901,285)
Less reclassification adjustment for gains included in net income net of income tax of ($2,568), -0-, ($2,568), and $131, respectively	4,985	-	4,985	(254)

Total other comprehensive income (loss)	2,023,774	(474,952)	128,922	(901,539)

Total comprehensive income	$4,440,911	$1,158,936	$6,600,333	$4,696,025

See notes to unaudited consolidated financial statements.

Index

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
	COMMON STOCK			ESOP	UNREALIZED GAINS (LOSSES) ON SECURITIES	TREASURY	RETAINED
	SHARES	AMOUNT	SURPLUS	OBLIGATION	AFS, NET	STOCK	EARNINGS	TOTAL

Balance - January 1, 2006	6,276,786	$627,679	$41,783,090	($47,194)	($1,032,694)	($1,229,213)	$13,083,900	$53,185,568

Dividends on common stock, $.14 per share							(895,957)	(895,957)
Exercise of stock options	76,660	7,666	334,145					341,811
Tax benefit resulting from exercise of stock options			594,899					594,899
Purchase of treasury stock						(655,720)		(655,720)
Net earnings							6,471,411	6,471,411
Increase in ESOP obligation, net of repayments				(232,604)				(232,604)
Excess of market value over book value of ESOP shares released, net adjustment			52,500					52,500
Stock option expense			45,333					45,333
Net change in unrealized gains( losses) on securities available-for-sale, net of taxes					128,922			128,922

Balance - September 30, 2006	6,353,446	$635,345	$42,809,967	($279,798)	($903,772)	($1,884,933)	$18,659,354	$59,036,163

See notes to unaudited consolidated financial statements.

Index

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
	Sept. 30, 2006	Sept. 30, 2005
Cash flows from operating activities:
Net earnings	$6,471,411	$5,597,564

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,044,232	1,573,702
Provision for loan losses	670,000	679,737
Deferred income taxes (benefit)	(255,005)	56,699
Amortization of premiums on securities, net	538,165	669,026
(Gain) loss on sale of securities, net	7,553	(385)
Change in accrued interest receivable	(539,517)	(896,947)
Change in accrued interest payable	(103,052)	(155,825)
Other, net	1,187,234	353,766
Net cash provided by operating activities	10,021,021	7,877,337

Cash flows from investing activities, net of effect of acquisitions:
Proceeds from sales of securities available-for-sale	2,988,590	9,099,585
Proceeds from maturities and calls of securities held-to-maturity	3,219,900	1,973,244
Proceeds from maturities and calls of securities available-for-sale	26,308,619	26,597,665
Purchases of securities available-for-sale	(74,763,571)	(27,471,843)
Purchases of other investments, net of redemptions	(910,950)	(138,100)
Loan originations, net of repayments	(53,029,037)	(48,501,118)
Purchases of premises and equipment	(7,304,836)	(4,102,047)
Proceeds from sales of other real estate owned	151,450	455,726
Net cash used in investing activities	(103,339,285)	(42,086,888)

Cash flows from financing activities, net of effect of acquisitions:
Change in deposits	66,408,333	56,021,447
Change in repurchase agreements	980,872	(1,721,392)
Change in federal funds purchased	1,200,000	(8,500,000)
Proceeds from FHLB advances	-	5,000,000
Repayment of FHLB advances	-	(5,000,000)
Purchase of treasury stock	(655,720)	(295,392)
Payment of dividends on common stock	(1,190,449)	(1,069,218)
Proceeds from exercise of stock options	341,811	120,632
Cash for fractional shares	-	(10,640)
Net cash provided by financing activities	67,084,847	44,545,437

Net (decrease) increase in cash and cash equivalents	(26,233,417)	10,335,886

Cash and cash equivalents, beginning of year	52,437,002	17,396,850

Cash and cash equivalents, end of quarter	$26,203,585	$27,732,736

See notes to unaudited consolidated financial statements.

Index

MIDSOUTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of September 30, 2006 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2005 Annual Report and Form 10K.

The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

Stock Compensation - In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS 123 (R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123 (R) is effective for periods beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 123 (R) on January 1, 2006. For the three and nine month period ended September 30, 2006, the required compensation expense totaled $32,000 and $45,333, respectively. Prior period pro forma disclosure is provided in the table below:

Index

	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005

Net earnings available to common stockholders (in thousands):
As reported	$1,634	$5,598
Deduct total stock based compensation determined under fair value method	(15)	(45)
Pro forma	$1,619	$5,553
Basic earnings per share:
As reported	$0.27	$0.91
Pro forma	$0.26	$0.90
Diluted earnings per share:
As reported	$0.26	$0.88
Pro forma	$0.26	$0.87

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, which amended FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires the recognition of the funded status of a benefit plan on the balance sheet and recognition of the adjustment necessary to record the funded status as a component of other comprehensive income, net of tax. The Company must implement the funding status and disclosure requirement of SFAS No. 158 in the fourth quarter of 2006. SFAS No. 158 also requires to the Company to measure plan assets and obligations as of the date of the Company’s financial statements in fiscal 2009. The Company believes the implementation of the provisions of SFAS No. 158 will not have a significant impact on its financial statements, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance to provide consistency and comparability in using fair value measurement of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. The Company believes the implementation of the provisions of SFAS No. 157 will not have a significant impact on its financial statements, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. Interpretation No. 48 is effective for accounting changes and corrections of errors made in fiscal years beginning on or after December 15, 2006. The Company believes that the implementation of the provisions of Interpretation No. 48 will not have a significant impact on the Company’s financial position, results of operations or cash flows.

Index

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of SFAS No. 133 and 140. This statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contact in accordance with the requirements of SFAS 133. The effective date of this standard is for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company currently has no derivatives and therefore, SFAS No. 155 has no impact on the Company’s current financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. The Statement was effective for fiscal years beginning after December 15, 2005 and did not have an impact on the Company’s financial condition, results of operations or cash flows.

2.	Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
(in thousands)
Balance at beginning of period	$4,355	$3,851
Provision for loan losses	670	680
Recoveries	266	162
Loans charged off	(381)	(482)

Balance at end of period	$4,910	$4,211

3.	Declaration of Dividends

On September 13, 2006, the Company declared a 25% stock split on the common stock to holders of record on September 29, 2006 payable on October 23, 2006. All per share data has been adjusted accordingly. The Company also paid a $.06 cash dividend for the third quarter 2006 and expects to pay a $.06 cash dividend for the fourth quarter 2006. The Company will consider a special dividend to be paid in conjunction with fourth quarter 2006 dividend at year-end.

Index

Part 1. Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

MidSouth Bancorp, Inc. (“the Company") is a two-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary banks (the “Banks”), MidSouth Bank, N. A., headquartered in Lafayette, Louisiana and Lamar Bank, headquartered in Beaumont, Texas. The Company recently announced a name change for the Texas subsidiary from Lamar Bank to MidSouth Bank. The name change is expected to be executed in December 2006. Following is management's discussion of factors that management believes are among those necessary for an understanding of the Company's financial statements. The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto and related Management’s Discussion & Analysis in the Company’s 10-K for the year ended December 31, 2005.

On October 23, 2006, the Company paid a five-for-four (25%) stock split to common shareholders of record on September 29, 2006. All per share data included in this filing has been adjusted accordingly.

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

•	increased competition for deposits and loans which could affect rates and terms;
•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;
•	a deviation in actual experience from the underlying assumptions used to determine and establish the Allowance for Loan Losses (“ALL”);
•	changes in the availability of funds resulting from reduced liquidity or increased costs;
•	the timing and impact of future acquisitions, the success or failure of integrating operations, and the ability to capitalize on growth opportunities upon entering new markets;
•	the ability to acquire, operate and maintain effective and efficient operating systems;

Index

•	increased asset levels and changes in the composition of assets which would impact capital levels and regulatory capital ratios;
•	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;
•	changes in government regulations and accounting principles, policies and guidelines applicable to financial holding companies and banking; and
•	acts of terrorism, weather, or other events beyond the Company’s control.

Index

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in Form 10-K for the year ended December 31, 2005. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices. The Company’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required. See “Asset Quality”. Another of the Company’s critical accounting policies relates to its goodwill and intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but evaluated for impairment annually. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.

Results of Operations

Third quarter 2006 earnings totaled $2,417,137 for the quarter ended September 30, 2006, a 47.9% increase over earnings of $1,633,888 for the same period in 2005. Diluted earnings per share were $.38 for the third quarter of 2006, compared to $.26 per share for the third quarter of 2005. Earnings per share data have been adjusted to reflect a five-for-four (25%) stock split on the Company’s common stock to holders of record as of September 29, 2006 paid on October 23, 2006.

For the nine months ended September 30, 2006, the Company earned $6,471,411, a 15.6% increase over the $5,597,564 reported for the nine months ended September 30, 2005. Diluted earnings per share were $1.02 for the first nine months of 2006 versus $.88 per share for the first nine months of 2005. The first nine months of 2005 included a $631,000 pre-tax special distribution of proceeds to the Company from the merger of Pulse EFT Association and Discover Financial Services, Inc. Additionally, the first nine months of 2005 included a $102,000 pre-tax write-down of a branch facility. Excluding the $349,000 after-tax effect of these non-recurring transactions, the Company’s earnings for the nine months ended September 30, 2006 improved by $1,222,847, or 23.3%, over 2005.

Return on average equity was 16.98% for the third quarter of 2006 compared to 12.51% for the third quarter of 2005. The leverage capital ratio was 8.50% at September 30, 2006 compared to 8.97% at September 30, 2005.

Index

Net interest income for the third quarter of 2006 increased 21.9% to $8,442,194 compared to $6,924,597 for the third quarter of 2005. Net interest margin, on a fully taxable-equivalent basis, was 4.97% in the third quarter of 2006, an improvement of 10 basis points from 4.87% in the third quarter of 2005. Net interest income for the nine months ended September 30, 2006 increased 19.4% to $24,134,694 compared to $20,206,856 at September 30, 2005. The taxable-equivalent net interest margin remained constant at 4.93% for the two nine month periods compared.

Total consolidated assets increased $113.6 million, or 17.2%, from $659.5 million at the end of the third quarter of 2005 to $773.1 million at the end of the third quarter of 2006. Total loans grew $60.9 million, or 14.0%, from $434.5 million at September 30, 2005 to $495.4 million at September 30, 2006, primarily in commercial and industrial loans, real estate and construction loans. Total deposits increased $104.9 million, or 17.9%, from $586.4 million at September 30, 2005 to $691.3 million at September 30, 2006. Deposit growth has been primarily in the Company’s Platinum money market and checking accounts, which represented 34.8% of total deposits at September 30, 2006. The Platinum money market and checking accounts offer competitive rates of interest that adjust to changes in market rates and are more economically beneficial to the Company.

Nonperforming assets, including loans 90 days or more past due, totaled $2.4 million at September 30, 2006, compared to $3.0 million at September 30, 2005. As a percentage of total assets, nonperforming assets were .31% and .45% for September 30, 2006 and 2005, respectively. Included in nonperforming assets for September 30, 2006 is approximately $1.2 million in government-guaranteed loans past due 90 days or over.

Net charge-offs to total loans decreased to .02% for the third quarter of 2006 compared to .07% for the third quarter of 2005. Allowance for loan loss provisions totaling $50,000 were taken in the third quarter of 2006 compared to $300,000 in the third quarter of 2005. As a percentage to total loans, the allowance for loan losses for the quarter ended September 30, 2006 and 2005 was .99% and .97%, respectively. The Company has not experienced an increase in delinquencies or charge-offs due to Hurricanes Katrina and Rita although management continues to monitor the rebuilding process in the Company’s affected market area.

Index

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

The Company’s net interest margin on a taxable-equivalent basis, which is net income as a percentage of average earning assets, was 4.97% at September 30, 2006, up 10 basis points from 4.87% at September 30, 2005. Tables 1 through 4 following this discussion analyze the changes in taxable-equivalent net interest income for the two quarters ended and the two nine-month periods ended September 30, 2006 and 2005.

Average earning assets increased $116.3 million, or 19.8%, from $587.8 million in September 2005 to $704.1 million in September 2006. The average yield on earning assets improved 73 basis points, from 6.86% at September 30, 2005 to 7.59% at September 30, 2006, but the mix of average earning assets shifted from 71.9% in average loans to total average earning assets in the third quarter of 2005 to 69.5% in the third quarter of 2006. The shift occurred during the first half of 2006 as deposit growth exceeded loan funding and excess deposit dollars were invested in short term investments.

The impact of the change in asset mix was offset by an increase in loan yields of 98 basis points, from 7.83% for the quarter ended September 30, 2005 to 8.81% for the quarter ended September 30, 2006, and a 39 basis point increase in the average taxable-equivalent yield on investment securities, from 4.46% to 4.85%, respectively. The average volume of investment securities increased $50.6 million, from $159.2 million at September 30, 2005 to $209.8 million at September 30, 2006.

The Company’s strong core deposit mix reflected improvement in the average volume of non-interest bearing deposits from $136.7 million, or 23.8% of average total deposits at September 30, 2005, to $176.3 million, or 25.5% of average total deposits at September 30, 2006. The average volume of NOW, Money Market and Savings deposits increased $82.7 million from $320.9 million, or 55.8% of average total deposits at September 30, 2005, to $403.6 million, or 58.4% of average total deposits at September 30, 2006.

The average volume of Certificates of Deposit (“CD’s”) decreased $5.5 million, from $117.2 million at September 30, 2005 to $111.7 million at September 30, 2006 and represented 20.4% of total deposits at September 30, 2005 compared to 16.2% at September 30, 2006. The decrease in CD’s reflects the Company’s retail strategy of developing long-term banking relationships with depositors. The retail strategy targets deposit growth in demand deposit accounts. That strategy, along with competitive market rates, yielded growth in the Company’s Platinum Money Market and Platinum Checking accounts. The competitive rates on the Platinum accounts contributed greatly to the 90 basis point increase in the average rate paid on average interest-bearing deposits between the two quarters compared, from 2.39% at September 30, 2005 to 3.29% at September 30, 2006.

Index

The average rate paid on the Company’s junior subordinated debentures increased 101 basis points from third quarter 2005 to third quarter 2006 due to increases in the floating rate paid on the $8.2 million of such debentures issued in the third quarter of 2004 to partially fund the Lamar acquisition. The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at September 30, 2006 was 7.89%. The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter. In February 2001, the Company issued $7,217,000 of junior subordinated debentures. The debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.

The impact of the changes in yield and volume of the earning assets and interest-bearing liabilities discussed above resulted in an increase of $1.6 million to taxable-equivalent net interest income from September 30, 2005 to September 30, 2006.

Net interest income, on a taxable-equivalent basis, increased $4.1 million for the nine-month period ended September 30, 2006, from $21.0 million at September 30, 2005 to $25.1 million at September 30, 2006. During the same period, average earning assets increased $112.0 million, or 19.6%, from $570.6 million in 2005 to $682.6 million in 2006. The average yield on earning assets improved 69 basis points in nine-month comparison, from 6.72% at September 30, 2005 to 7.41% at September 30, 2006. The volume of total interest-bearing liabilities increased $73.6 million, or 16.6%, from $443.0 million for the nine months ended September 30, 2005 to $516.7 million for the nine months ended September 30, 2006. The average yield on total interest-bearing liabilities increased 98 basis points in the same period, from 2.31% to 3.29%.

Index

Table 1 - Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
	Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate
ASSETS
Interest Bearing Deposits	$100	$1	5.40%	$82	$1	2.92%
Investment Securities (1)
Taxable	108,637	1,250	4.60%	77,809	765	3.93%
Tax Exempt (2)	98,710	1,271	5.15%	78,697	987	5.02%
Equity Securities	2,442	23	3.69%	2,686	25	3.79%
Total Investments	209,789	2,544	4.85%	159,192	1,777	4.46%
Federal Funds Sold and Securities
Purchased Under Agreements to Resell	5,157	68	5.24%	5,926	49	3.28%
Loans (3)
Commercial and Real Estate	390,297	8,742	8.89%	327,941	6,418	7.77%
Installment	98,772	2,119	8.51%	94,646	1,924	8.06%
Total Loans	489,069	10,861	8.81%	422,587	8,342	7.83%

Total Earning Assets	704,115	13,474	7.59%	587,787	10,169	6.86%

Allowance for Loan Losses	(4,882)			(4,073)
Nonearning Assets	72,658			66,505
Total Assets	$771,891			$650,219

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW, Money Market, and Savings	$403,623	$3,286	3.23%	$320,864	$1,811	2.24%
Time Deposits	111,735	982	3.49%	117,194	824	2.79%
Total Interest Bearing Deposits	515,358	4,268	3.29%	438,058	2,635	2.39%

Federal Funds Purchased, Securities Sold Under Agreements to Repurchase	4,686	58	4.94%	2,895	24	3.28%
Junior Subordinated Debentures	15,465	335	8.59%	15,465	295	7.58%
Federal Home Loan Bank Advances	-	-		389	4	3.83%
Total Interest Bearing Liabilities	535,509	4,661	3.45%	456,807	2,958	2.57%

Demand Deposits	176,282			136,696
Other Liabilities	3,615			4,903
Stockholders' Equity	56,485			51,813
Total Liabilities and Stockholders' Equity	$771,891			$650,219

NET TAXABLE-EQUIVALENT INTEREST INCOME AND SPREAD		$8,813	4.14%		$7,211	4.29%
NET TAXABLE-EQUIVALENT YIELD ON EARNING ASSETS			4.97%			4.87%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.
(2)	Interest income of $370,467 for 2006 and $286,350 for 2005 is added to interest earned on tax-exempt obligations to reflect tax-equivalent yields using a 34% tax rate.
(3)	Interest income includes loan fees of $840,842 for 2006 and $752,394 for 2005. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Index

Table 2 - Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	Three Months Ended
	September 30, 2006 compared to September 30, 2005
	Total	Change
	Increase	Attributable to
	(Decrease)	Volume	Rates

Taxable-equivalent interest earned on:
Investment Securities
Taxable	485	394	91
Tax Exempt	284	257	27
Equity Securities	(2)	(2)	-
Federal Funds Sold and Securities Purchased Under Agreement to Resell	19	(5)	24
Loans, including fees	2,519	1,404	1,115

TOTAL	3,305	2,048	1,257

Interest Paid On:
Interest Bearing Deposits	1,633	520	1,113
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	34	19	15
Federal Home Loan Bank Advances	(4)	(4)	-
Junior Subordinated Debentures	40	-	40

TOTAL	1,703	535	1,168

Taxable-equivalent net interest income	$1,602	$1,513	$89

NOTE:	Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Index

Table 3 - Consolidated Average Balances, Interest and Rates
Taxable-equivalent basis (2)
(in thousands)
	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
	Volume	Interest	Yield/Rate	Volume	Interest	Yield/Rate
ASSETS
Interest Bearing Deposits	$260	$10	5.35%	$63	$1	3.11%
Investment Securities (1)
Taxable	100,609	3,379	4.48%	79,655	2,305	3.86%
Tax Exempt (2)	91,047	3,479	5.10%	76,583	2,835	4.94%
Equity Securities	2,271	62	3.62%	2,631	58	2.96%
Total Investments	193,927	6,920	4.76%	158,869	5,198	4.36%
Federal Funds Sold and Securities Purchased Under Agreements to Resell	22,045	769	4.66%	6,801	142	2.79%
Loans (3)
Commercial and Real Estate	370,079	24,074	8.70%	316,447	17,958	7.59%
Installment	96,299	6,069	8.43%	88,428	5,374	8.13%
Total Loans	466,378	30,143	8.64%	404,875	23,332	7.70%

Total Earning Assets	682,610	37,842	7.41%	570,608	28,673	6.72%

Allowance for Loan Losses	(4,615)			(3,979)
Nonearning Assets	71,913			63,202
Total Assets	$749,908			$629,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW, Money Market, and Savings	$380,179	$8,626	3.03%	$303,893	$4,502	1.98%
Time Deposits	117,858	2,978	3.38%	117,271	2,147	2.45%
Total Interest Bearing Deposits	498,037	11,604	3.12%	421,164	6,649	2.11%
Federal Funds Purchased, Securities Sold Under Agreements to Repurchase	3,159	107	4.54%	5,091	102	2.67%
Junior Subordinated Debentures	15,465	984	8.51%	15,465	867	7.50%
Federal Home Loan Bank Advances	-	-		1,310	28	2.81%
Total Interest Bearing Liabilities	516,661	12,695	3.29%	443,030	7,646	2.31%

Demand Deposits	175,137			131,923
Other Liabilities	3,233			4,354
Stockholders’ Equity	54,877			50,524
Total Liabilities and Stockholders’ Equity	$749,908			$629,831

NET TAXABLE-EQUIVALENT INTEREST INCOME AND SPREAD		$25,147	4.12%		$21,027	4.41%
NET TAXABLE-EQUIVALENT YIELD ON EARNING ASSETS			4.93%			4.93%

(1)	Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.
(2)	Interest income of $1,012,414 for 2006 and $820,322 for 2005 is added to interest earned on tax-exempt obligations to reflect tax-equivalent yields using a 34% tax rate.
(3)	Interest income includes loan fees of $2,611,267 for 2006 and $2,270,574 for 2005. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Index

Table 4 - Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	Nine Months Ended
	September 30, 2006 compared to September 30, 2005
	Total	Change
	Increase	Attributable to
	(Decrease)	Volume	Rates

Taxable-equivalent interest earned on:
Interest Bearing Deposits	$9	$6	$3
Investment Securities
Taxable	1,074	854	220
Tax Exempt	644	548	96
Equity Securities	4	(6)	10
Federal Funds Sold and Securities Purchased Under Agreement to Resell	627	483	144
Loans, including fees	6,811	3,787	3,024

TOTAL	9,169	5,672	3,497

Interest Paid On:
Interest Bearing Deposits	4,955	1,368	3,587
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	5	(49)	54
Federal Home Loan Bank Advances	(28)	(28)	-
Junior Subordinated Debentures	117	-	117

TOTAL	5,049	1,291	3,758

Taxable-equivalent net interest income	$4,120	$4,381	($261)

NOTE:	Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Index

Non-Interest Income
Excluding Securities Transactions

Total non-interest income for the third quarter 2006 increased $573,314 to $3,413,802, compared to $2,840,488 for the third quarter of 2005. The Company’s primary source of non-interest income is service charges and fees on deposit accounts, which include insufficient funds (“NSF”) fees. Income from service charges on deposit accounts increased from September 2005 to September 2006 in three and nine-month comparisons by $371,158 and $145,493, respectively. The increase resulted primarily from a higher number of deposit accounts within the Company’s customer base and from increased volume of NSF activity, primarily in the third quarter of 2006. Additionally, the Company increased the NSF processing fee from $23.47 per NSF item processed to $24.47 per item effective July 1, 2006. Despite the increase in the fee, the $24.47 per item charge remains lower than most competitors’ charges within the Company’s markets.

In third quarter 2005, the Company experienced a decrease of approximately $60,000 in service charges on deposit accounts due to a decrease in NSF activity as a result of Hurricanes Katrina and Rita. The Company continued to experience decreased NSF activity throughout the fourth quarter of 2005 and a reduction in service charges on deposit accounts in that quarter of approximately $240,000.

Income from other charges and fees increased $209,424 for the three months ended September 30, 2006 as compared to September 30, 2005. The increase resulted primarily from an increase of $114,299 in ATM and debit card processing fees due to a higher volume of transactions. For the nine months ended September 30, 2006, income from other charges and fees decreased $251,064 as compared to the nine months ended September 30, 2005, primarily due to the $631,000 pre-tax special distribution of proceeds to the Company from Pulse included in 2005 income. An increase of $377,619 in ATM and debit card processing fees for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 partially offset the impact of the special distribution on the net change in other charges and fees in year-to-date comparison.

Securities Transactions

On September 27, 2006, the Company’s Louisiana subsidiary, MidSouth Bank, purchased two agency securities from the investment portfolio of the Texas subsidiary, Lamar Bank, for the purpose of providing additional liquidity at Lamar Bank and to maintain intercompany borrowings within regulatory limits. Minimal losses totaling $7,553 were recorded on the sale of the two securities.

Index

Non-interest Expenses

Non-interest expenses increased $1,169,717 in quarterly comparison and $2,594,882 in year-to-date comparison, primarily in salaries and employee benefit costs and occupancy expenses related to the new retail stores added over the past twelve months. Salaries and benefit costs increased $596,284 in quarter-to-date comparison and $1,811,174 in year-to-date comparison due to the addition of 41 full-time equivalent employees, from 323 at September 30, 2005 to 364 at September 30, 2006. Occupancy expenses increased $260,325 and $785,923 in quarterly and nine months comparison, respectively, due to the added retail stores. Delays in expansion projects lessened the impact of occupancy expenses in third quarter comparison.

Other expenses increased $313,108 and decreased $2,215 for the same periods, respectively. The quarterly increase resulted primarily from increases of $135,360 in marketing costs, $74,603 in ATM and debit card processing expenses, and $52,544 in professional fees, including accounting fees. The minimal decrease in the nine-month comparison resulted primarily from decreases in the amortization of intangibles ($164,974), expenses associated with other real estate and other assets ($124,064), professional fees ($52,706), education and travel expenses ($44,780) and other miscellaneous expenses, which were offset by increases of $214,877 in ATM and debit card processing expense and $212,077 in marketing costs. The increase in marketing costs in three and nine-month comparisons resulted primarily from expenses associated with promotions surrounding the opening of the new retail stores. Additionally, the Company sponsors several trade shows in its various markets. The increases noted in ATM and debit card processing expenses resulted from a higher volume of electronic transactions.

Analysis of Statement of Condition

Consolidated assets totaled $773.1 million at September 30, 2006, up $74.3 million from $698.8 million at December 31, 2005. The increase resulted primarily from growth in deposits of $66.4 million. The deposit growth is attributed to new retail branch offices and to increased corporate and government spending due to rebuilding efforts in the Company’s markets. Fluctuations in large corporate deposits during the third quarter 2006 resulted in a $ 12.8 million decrease in period end deposits compared to June 30, 2006. The fluctuations resulted primarily from corporate spending, business transactions and tax payments.

Total loans grew $52.6 million, from $442.8 million at year-end 2005 to $495.4 million at September 30, 2006. Loan growth was below internal projections primarily due to payoffs, but is expected to improve with recent hires, new retail stores and good loan demand in the Company’s markets. The loan growth occurred primarily in the Company’s commercial and industrial, commercial real estate and construction loan portfolios as reflected in the table below.

Index

	September 30, 2006		December 30, 2005
Loan Portfolio (in thousands)	Amount	Percent	Amount	Percent

Commercial, industrial and agricultural	$171,351	34.59%	$154,359	34.86%
Lease financing receivable	7,467	1.51%	6,108	1.38%
Real estate - commercial	126,369	25.51%	109,905	24.82%
Real estate - mortgage	64,328	12.99%	60,990	13.77%
Real estate - construction	51,431	10.38%	39,202	8.85%
Consumer	74,439	15.03%	72,230	16.31%
Total loans	$495,385	100.00%	$442,794	100.00%

Securities available-for-sale totaled $184.5 million at September 30, 2006, up $45.1 million from $139.4 million at December 31, 2005. Cash flows from deposit growth in the first nine months of 2006, net of loan fundings, were invested in tax-free municipal securities and short-term agency securities that added to the available-for sale portfolio. The purchased securities offered some yield improvement over the rate earned on federal funds sold. The portfolio of securities held-to-maturity decreased $3.2 million, from $19.6 million at December 31, 2005 to $16.4 million at September 30, 2006, due to maturities and calls within that portfolio.

Bank premises and equipment increased $5.5 million for the first nine months of 2006 and reflected the impact of the Company’s continued expansion.

Liquidity

Liquidity is the availability of funds to meet operational cash flow requirements and to meet contractual obligations as they become due. The Banks’ primary liquidity needs involve their ability to accommodate customers’ demands for deposit withdrawals as well as their requests for credit. Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Banks. Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks. The Banks’ core deposits are their most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity. Cash deposits at other banks, federal funds sold, principal payments received on loans and mortgage-backed securities, and maturities of investment securities provide additional primary sources of asset liquidity for the Banks. The Banks also have significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks.

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

Index

Capital

The Company and the Banks are required to maintain certain minimum capital levels. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets. At September 30, 2006, the Company and the Banks were in compliance with statutory minimum capital requirements and were classified as “well capitalized”. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of September 30, 2006, the Company’s leverage ratio was 8.50%, Tier 1 capital to risk-weighted assets was 11.13% and total capital to risk-weighted assets was 11.97%.

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

Nonperforming Assets and Loans Past Due 90 Days and Over

The following table summarizes the Company's nonperforming assets and loans past due 90 days and over for the quarters ending September 30, 2006 and 2005 and for the year-ended December 31, 2005.

	Quarter Ended Sept. 30,		% Chg	Year Ended Dec. 31,
(in thousands)	2006	2005		2005

Nonaccrual loans	$501	$2,125	-76.4%	$660
Loans past due 90 days and over	1,789	561	218.9%	2,511
Total nonperforming loans	2,290	2,686	-14.7%	3,171
Other real estate owned	24	111	-78.4%	98
Other foreclosed assets	58	154	-62.3%	176
Total nonperforming assets	$2,372	$2,951	-19.6%	$3,445

Nonperforming assets to total assets	0.31%	0.45%	-31.1%	0.49%
Nonperforming assets to total loans + OREO + other foreclosed assets	0.48%	0.68%	-29.4%	0.78%
ALL to nonperforming assets	207.00%	142.70%	45.1%	126.42%
ALL to nonperforming loans	214.41%	156.78%	36.8%	137.34%
ALL to total loans	0.99%	0.97%	2.1%	0.98%

Year-to-date charge-offs	$381	$482	-21.0%	$702
Year-to-date recoveries	266	164	62.2%	226
Year-to-date net charge-offs	$115	$318	-63.8%	$476
Net YTD charge-offs to total loans	0.02%	0.07%	-71.4%	0.11%

Index

Nonperforming assets, including loans 90 days or more past due, totaled $2.4 million at September 30, 2006, compared to $3.0 million at September 30, 2005. As a percentage of total assets, nonperforming assets were .31% and .45% for September 30, 2006 and 2005, respectively. Included in nonperforming assets for September 30, 2006 is approximately $1.2 million in government-guaranteed loans, which are expected to be paid in full or returned to a current status. The past-due status of the $1.2 million in government-guaranteed loans is not related to Hurricanes Katrina or Rita.

Net charge-offs to total loans decreased to .02% for the third quarter of 2006 compared to .07% for the third quarter of 2005. Allowance for loan loss provisions totaling $50,000 were taken in the third quarter of 2006 compared to $300,000 in the third quarter of 2005. The decrease in the provision between the two quarters compared resulted primarily from minimal net charge-offs and improved asset quality ratios. As a percentage to total loans, the allowance for loan losses for the quarters ended September 30, 2006 and 2005 was .99% and .97%, respectively. The Company has not experienced an increase in delinquencies or charge-offs due to Hurricanes Katrina and Rita, although management continues to monitor the rebuilding process in the Company’s affected market area.

Specific reserves have been established in the ALL to cover probable losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management and the results of examinations of the loan portfolio by regulatory agencies and others. The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. Management believes the $4,910,028 in the allowance as of September 30, 2006 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio.

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

Index

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

During the third quarter of 2006, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Index

Item 1.A.  Risk Factors - No change

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the quarter ended September 30, 2006.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan[1]	Maximum Number of Shares That May Yet be Purchased Under the Plan[1]

July 2006	3,257	$22.88	3,257	224,522
August 2006	1,593	$24.04	1,593	221,265
September 2006	908	$26.42	908	220,357

1 -Under a share repurchase program approved by the Company’s Board of Directors on November 13, 2002, the Company can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions. The repurchase program does not have an expiration date.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Index

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

(b)  Reports Filed on Form 8-K
A press release regarding the Company’s earnings for the quarter ended June 30, 2006 was attached as Exhibit 99.1 to the Form 8-K filed on July 25, 2006.
A press release regarding the Company’s appointment of a Principal Officer was attached as Exhibit 99.1 to the Form 8-K filed on September 20, 2006. Exhibit 10.1 to the filing detailed the terms of the principal officer’s employment agreement with the Company.

Index

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc.
(Registrant)

Date: November 10, 2006
/s/ C. R. Cloutier

C. R. Cloutier, President /CEO

/s/ J. E. Corrigan, Jr.

J. E. Corrigan, Jr., Executive Vice President/CFO

/s/ Teri S. Stelly

Teri S. Stelly, SVP/Controller