Form 10-K
period 2006-12-31
MIDSOUTH BANCORP INC
filed 2007-03-16
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission File number 1-11826

MIDSOUTH BANCORP, INC.
(Exact name of registrant as specified in its charter)

Louisiana	72-1020809
(State of Incorporation)	(I.R.S. EIN Number)

102 Versailles Boulevard, Lafayette, LA  70501
(Address of principal executive offices)

Registrant's telephone number, including area code:  (337) 237-8343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  none

Indicate by check mark if this registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐        No ☒

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐        Accelerated filer ☒       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $88,783,651.  As of February 28, 2007, there were 6,271,941 outstanding shares of MidSouth Bancorp, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MIDSOUTH BANCORP, INC.
2006 Annual Report on Form 10-K

PART I

Item 1 - Business.

The Company

MidSouth Bancorp, Inc. (the “Company") is a Louisiana corporation registered as a bank holding company under the Bank Holding Company Act of 1956.  Its operations are conducted primarily through two wholly owned bank subsidiaries (the “Banks”), MidSouth Bank, N.A. (“MidSouth LA"), chartered in February 1985, and MidSouth Bank, Texas (“MidSouth TX”), acquired in October 2004.

The Banks

MidSouth LA is a national banking association domiciled in Lafayette, Louisiana.  MidSouth TX is a state-chartered bank domiciled in Beaumont, Texas.  The Banks provide a broad range of commercial and retail community banking services primarily to professional, commercial, and industrial customers in their market areas.  These services include, but are not limited to, interest bearing and non-interest bearing checking accounts, investment accounts, cash management services, electronic banking services, credit card, and secured and unsecured loan products.  The Banks are U.S. government depositories and are members of the Pulse network, which provides its customers with automatic teller machine services through the Pulse and Cirrus networks.  Membership in the Community Cash Network provides the customers of MidSouth LA and MidSouth TX with access to all ATMs operated by the Banks with no surcharge. The MidSouth Franchise operates twenty-nine locations throughout south Louisiana and southeast Texas described below under "Item 2 - Properties."

Employees

As of December 31, 2006, the Banks employed approximately 371 full-time equivalent employees.  The Company has no employees who are not also employees of the Banks.  Through the Banks, employees receive employee benefits, which include an employee stock ownership plan, a 401(K) plan, and life, health and disability insurance plans.  The Company’s directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company.  The Company considers the relationships of the Banks with their employees to be very good.

Competition

The Banks face strong competition in their market areas from both traditional and non-traditional financial services providers, such as commercial banks, savings banks, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, money market mutual funds, brokerage houses, and branches that provide credit facilities.  Several of the financial services competitors in the Company’s market areas are substantially larger and have far greater resources, but the Company has effectively competed by building long-term customer relationships and customer loyalty through a continued focus on quality customer service enhanced by current technology and effective delivery systems.

Other factors, including economic, legislative, and technological changes, also impact the Company’s competitive environment.  The Company’s management continually evaluates competitive challenges in the financial services industry and develops appropriate responses consistent with its overall market strategy.

The Company opened two new branches in 2006, continuing its primary focus of growing in existing markets with new branches. In 2007, the Company plans to continue its expansion in southern Louisiana as well as solidifying and expanding its banking presence and commercial lending base throughout Houston and southeast Texas. The Company is continually receptive to new growth opportunities in both our existing markets and locations that are in accordance with our long-term strategic goal of building shareholder wealth.

Supervision and Regulation

Participants in the financial services industry are subject to varying degrees of regulation and government supervision.  The following contains important aspects of the supervision and regulation of banks and bank holding companies.  The current system of laws and regulations can change over time and it cannot be predicted whether these changes will be favorable or unfavorable to the Company or the Banks.

Bank Holding Companies

General.  As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 (the "Act") and to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").  The Act requires the Company to file periodic reports with the Federal Reserve Board and subjects the Company to regulation and examination by the Federal Reserve Board.  The Act also requires the Company to obtain the prior approval of the Federal Reserve Board for acquisitions of substantially all of the assets of any bank or bank holding company or more than 5% of the voting shares of any bank or bank holding company.  The Act prohibits the Company from engaging in any business other than banking or bank-related activities specifically allowed by the Federal Reserve Board, including the modifications to the Act brought about by the enactment of the Gramm-Leach-Bliley Act (“GLB”) of 1999.

Gramm-Leach-Bliley Act.  This financial services reform legislation (1) permits commercial banks to affiliate with investment banks, (2) permits companies that own commercial banks to engage in any type of financial activity, and (3) allows subsidiaries of banks to engage in a broad range of financial activities beyond those permitted for banks themselves.  As a result, banks, securities firms, and insurance companies are able to combine much more readily.

Under provisions of GLB, two new types of regulated entities are authorized to engage in a broad range of financial activities much more extensive than those of standard holding companies.  A “financial holding company” can engage in all newly-authorized activities and is simply a bank holding company whose depository institutions are well-capitalized, well-managed, and has a Community Reinvestment Act (“CRA”) rating of “satisfactory” or better.  The Company is not registered as a financial holding company.  A “financial subsidiary” is a direct subsidiary of a bank that satisfies the same conditions as a “financial holding company” plus several more.  The “financial subsidiary” can engage in most of the newly-authorized activities, which are defined as securities, insurance, merchant banking/equity investment, “financial in nature,” and “complementary” activities.

GLB also defines the concept of “functional supervision” meaning similar activities should be regulated by the same regulator, with the Federal Reserve Board serving as an “umbrella” supervisory authority over bank and financial holding companies.

Support of Subsidiary Banks by Holding Companies.  Under current Federal Reserve Board policy, the Company is expected to act as a source of financial strength for the Banks and to commit resources to support the Banks in circumstances where it might not do so absent such policy. In addition, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority of payment.

Limitations on Acquisitions of Bank Holding Companies.  As a general proposition, other companies seeking to acquire control of a bank holding company, such as the Company, would require the approval of the Federal Reserve Board under the Act. In addition, individuals or groups of individuals seeking to acquire control of a bank holding company would need to file a prior notice with the Federal Reserve Board (which the Federal Reserve Board may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank holding company.

Sarbanes-Oxley Act of 2002.  Signed into law on July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) addresses many aspects of corporate governance and financial accounting and disclosure.  Primarily, it provides a framework for the oversight of public company auditing and for insuring the independence of auditors and audit committees.  Under SOX, audit committees are responsible for the appointment, compensation, and oversight of the work of external and internal auditors.  SOX also provides for enhanced and accelerated financial disclosures, establishes certification requirements for a company’s chief executive and chief financial officers and imposes new restrictions on and accelerated reporting of certain insider trading activities.  Significant penalties for fraud and other violations are included in SOX.

Under Section 404 of SOX, the Company is required to include in its annual report a statement of management’s responsibility to establish and maintain adequate internal control over financial reporting and management’s conclusion on the effectiveness of internal controls at year-end.  Additionally, independent auditors will be required to attest to and report on management’s evaluation of internal controls over financial reporting.

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Banks are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide the law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found in violation of these obligations.

Capital Adequacy Requirements.  The Federal Reserve Board, the Office of the Comptroller of Currency for MidSouth LA and the FDIC for MidSouth TX require that the Company and the Banks meet certain minimum ratios of capital to assets in order to conduct their activities. Two measures of regulatory capital are used in calculating these ratios: Tier 1 Capital and Total Capital. Tier 1 Capital generally includes common equity, retained earnings and a limited amount of qualifying preferred stock, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total Capital generally consists of Tier 1 Capital plus the allowance for loan losses, preferred stock that did not qualify as Tier 1 Capital, certain types of subordinated debt and a limited amount of other items.

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

At December 31, 2006, the Company's ratios of Tier 1 and total capital to risk-weighted assets were 11.11% and 11.96%, respectively.  The Company's leverage ratio (Tier 1 capital to total average adjusted assets) was 8.34% at December 31, 2006.  All three regulatory capital ratios for the Company and the Banks exceeded regulatory minimums at December 31, 2006.

To be eligible to be classified as "well-capitalized," the Banks must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 6% or more. If an institution fails to remain well-capitalized, it will be subject to a series of restrictions that increase as the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distributions, including the payment of a dividend, or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the Federal Deposit Insurance Corporation (FDIC), and are subject to growth limitations, and must submit a capital restoration plan that is guaranteed by the institution's parent holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

As of December 31, 2006, the most recent notification from the FDIC placed MidSouth LA and MidSouth TX in the "well capitalized" category under the regulatory framework for prompt corrective action.  All three regulatory capital ratios for the Banks exceeded these minimums at December 31, 2006.

National and State Banks

General.  As a national banking association, MidSouth LA is supervised and regulated by the Office of the Comptroller of the Currency (its primary regulatory authority), the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”).  Under Section 23A of the Federal Reserve Act, the Bank is restricted in its ability to extend credit to or make investments in the Company and other affiliates as that term is defined in that act.  National banks are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located and are limited as to powers, locations and other matters of applicable federal law.

As a state-chartered bank, MidSouth TX is supervised and regulated by the Texas Department of Banking and the FDIC.  The Texas Constitution provides that a Texas-chartered state bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas.  Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Texas Department of Banking and the FDIC.

Restrictions on loans to directors, executive officers, principal shareholders, and their related interests (collectively referred to herein as “insiders”) are contained in the Federal Reserve Act and Regulation O and apply to all insured institutions and their subsidiaries and holding companies.  These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made.  There is also an aggregate limitation on all loans to insiders and their related interests.  These loans cannot exceed the institution’s unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate.  Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Deposit Insurance.  The Banks’ deposits are insured by the FDIC up to the amount permitted by law.  The Banks are thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to different premium categories based primarily on each institution's capital position and its overall risk rating as determined by its primary regulator.  In 2006, the Banks paid no deposit insurance premiums, but were required to pay Financing Corporation (“FICO”) assessments authorized by the Deposit Insurance Funds Act of 1996 for payment of interest on FICO bonds.

Beginning in 2007, annual premium rates on deposit insurance will range from five to seven basis points per $100 of assessable deposits for institutions that are judged to pose the least risk to the insurance fund and up to 43 basis points per $100 of assessable deposits for the most risky institutions.  In 2007, the cost of deposit insurance for the Banks will be partially offset by a one-time assessment credit allowed by the Federal Deposit Insurance Reform Act of 2005.  Assessment credits will be applied to reduce deposit insurance assessments payable beginning in June of 2007.

Financial Institutions Reform, Recovery and Enforcement Act.  The Banks are held liable by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) for any losses incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured financial institution or (2) any assistance provided by the FDIC to a commonly controlled financial institution in danger of default.

Community Reinvestment Act.  MidSouth LA is subject to the provisions of the Community Reinvestment Act of 1977, as amended (“CRA”), and the related regulations issued by federal banking agencies. The CRA states that all banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA also charges a bank's primary federal regulator, in connection with the examination of the institution or the evaluation of certain regulatory applications filed by the institution, with the responsibility to assess the institution's record in fulfilling its obligations under the CRA. The regulatory agency's assessment of the institution's record is made available to the public. MidSouth LA received a satisfactory rating following its most recent CRA examination.

Consumer Regulation.  Activities of the Banks are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include provisions that:

•	govern the Banks’ disclosures of credit terms to consumer borrowers;
•	limit the interest and other charges collected or contracted for by the Banks;
•	require the Banks to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;
•	prohibit the Banks from discriminating on the basis of race, creed, or other prohibited factors when it makes decisions to extend credit;
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

Governmental Policies

The operations of financial institutions may be affected by the policies of various regulatory authorities.  In particular, bank holding companies and their subsidiaries are affected by the credit policies of the Federal Reserve Board.  An important function of the Federal Reserve Board is to regulate the national supply of bank credit.  Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements on bank deposits.  These policies have significant effects on the overall growth and profitability of the loan, investment, and deposit portfolios.  The general effects of such policies upon future operations cannot be accurately predicted.

Available Information

The Company files annual, quarterly, and current reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC Internet site’s address is http://www.sec.gov.  The Company maintains a corporate website at www.midsouthbank.com.  We provide public access free of charge to our annual reports on Form 10-K for the last five years, and our most recent quarterly report on Form 10-Q under the Corporate Relations section of our corporate website.

Item 1A – Risk Factors

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

The loan and investment portfolio subjects the Company to credit risk.  In-depth analysis is performed to maintain an appropriate allowance for loan losses inherent in the loan portfolio.  During 2006, recorded provisions for loan losses totaled $850,000 based on an overall evaluation of this risk.  As of December 31, 2006, the allowance was $4.98 million, which is about 1% of total loans.

There is no precise method of predicting loan losses and, therefore, the Company faces the risk that additional increases in the allowance for loan losses will be required.  Additions to the allowance will result in a decrease in net earnings and capital and could hinder the Company’s ability to grow.

The Company has a concentration of exposure to a number of individual borrowers.  Given the size of these loan relationships relative to capital levels and earnings, a significant loss on any one of these loans could materially and adversely affect the Company.

The Company has a concentration of exposure to a number of individual borrowers.  The largest exposure to one borrowing relationship as of December 31, 2006, was approximately $6.1 million, which is 11.5% of combined capital and surplus.  In addition, as of December 31, 2006, the aggregate exposure to the 10 largest borrowing relationships was approximately $44.7 million, which was 84.1% of capital and surplus.

The Company has a high concentration of loans secured by real estate, and a downturn in the real estate market could materially and adversely affect earnings.

A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2006, approximately 51% of the Company’s loans had real estate as a primary or secondary component of collateral.  The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate in the Company’s primary markets could significantly impair the value of collateral and the ability to sell the collateral upon foreclosure.  Furthermore, it is likely that the Company would be required to increase the provision for loan losses.  If the Company were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.

The Company may face risks with respect to future expansion and acquisition.

The Company has expanded its business in part through acquisitions and cannot assure the continuance of this trend or the profitability of future acquisitions.  The Company’s ability to implement its strategy for continued growth depends on the ability to continue to identify and integrate profitable acquisition targets, to attract and retain customers in a highly competitive market, the growth of those customers' businesses, and the ability to increase the deposit base.  Many of these growth prerequisites may be affected by circumstances that are beyond the control of the Company’s management and could have a material adverse effect on the size and quality of the Company’s assets.

An economic downturn or a natural disaster, especially one affecting the Company’s market areas, could adversely affect the Company.

Since most of the Company’s business is conducted in Louisiana and Texas most of the credit exposure is in those states; thus, the Company is at risk from adverse economic or business developments, including a downturn in real estate values and agricultural activities, and natural hazards such as hurricanes, floods, and tornadoes that affect Louisiana and Texas.  If the economies of Louisiana or Texas experience an overall decline as a result of these adverse developments or natural hazards, the rates of delinquencies, foreclosures, bankruptcies, and losses on loan portfolios would probably increase substantially and the value of real estate or other collateral could be adversely affected.

Competition from other financial intermediaries may adversely affect the Company’s profitability.

The Company faces substantial competition in originating loans and in attracting deposits.  The competition in originating loans comes principally from other U.S. banks, mortgage banking companies, consumer finance companies, credit unions, insurance companies, and other institutional lenders and purchasers of loans.  Many of the Company’s competitors are institutions that have significantly greater assets, capital, and other resources.  Increased competition could require the Company to increase the rates paid on deposits or lower the rates offered on loans, which could adversely affect and also limit future growth and earnings prospects.

The Company’s profitability is vulnerable to interest rate fluctuations.

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings.  When interest bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Conversely, when interest-earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could result in a decrease in net interest income.

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

The Company’s success has been and will continue to be greatly influenced by the ability to retain existing senior management and, with expansion, to attract and retain qualified additional senior and middle management.  C.R. Cloutier, President and Chief Executive Officer, and other executive officers have been instrumental in developing and managing the business. The loss of services of Mr. Cloutier or any other executives could have an adverse effect on the Company. While the Company has employment agreements with Mr. Cloutier and other executive officers, a formal management succession plan has been established.  Accordingly, should the Company lose any member of senior management, there can be no assurance that the Company will be able to locate and hire a qualified replacement on a timely basis.

A favorable assessment of the effectiveness of the Company’s internal controls over financial reporting, and the independent auditors’ unqualified attestation report on that assessment are critical to the value of the Company’s common stock.

The Company’s management is required to report on, and the independent auditors to attest to, the effectiveness of internal controls over financial reporting as of December 31, 2006.  The rules governing the standards that must be met for management to assess internal controls are new and complex, and require significant documentation, testing, and possible remediation.  In connection with this effort, the Company has incurred increased expenses and diversion of management's time and other internal resources.  In connection with the attestation process by the Company’s independent auditors, management may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation.  If the Company cannot make the required report, or if the Company’s external auditors are unable to provide an unqualified attestation, investor confidence and the Company’s common stock price could be adversely affected.

Monetary policy and other economic factors could affect profitability adversely.

Many factors affect the demand for loans and the ability to attract deposits, including:
•	changes in governmental economic and monetary policies;
•	modifications to tax, banking, and credit laws and regulations;
•	national, state, and local economic growth rates;
•	employment rates; and
•	population trends.

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

The Company operates within a highly regulated environment.  The regulations to which the Company is subject will continue to have a significant impact on its operations and the degree to which it can grow and be profitable.  Certain regulators, to which the Company is subject, have significant power in reviewing the Company’s operations and approving its business practices.  In recent years the Company’s banks, as well as other financial institutions, have experienced increased regulation and regulatory scrutiny, often requiring additional resources.  In addition, investigations or proceedings brought by regulatory agencies may result in judgments, settlements, fines, penalties, or other results adverse to the Company.  There is no assurance that any change to the regulatory requirements to which the Company is subject, or the way in which such regulatory requirements are interpreted or enforced, will not have a negative effect on the Company’s ability to conduct its business and its results of operations.

The Company relies heavily on technology and computer systems.  The negative effects of computer system failures and unethical individuals with the technological ability to cause disruption of service could significantly affect the Company’s operations.

The Company’s ability to compete depends on the ability to continue to adapt and deliver technology on a timely and cost-effective basis to meet customers’ demands for financial services.

Risks Relating to an Investment in the Company’s Common Stock

Share ownership may be diluted by the issuance of additional shares of common stock in the future.

The Company’s stock incentive plan provides for the granting of stock incentives to directors, officers, and employees.  As of December 31, 2006, there were 192,059 shares issuable under options granted under that plan.  Likewise, a number of shares equal to 8% of outstanding shares, including existing shares issuable under current options, are reserved for future issuance to directors, officers, and employees.

It is probable that options will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option.  The incentive plan also provides that all issued options automatically and fully vest upon a change in control.  If the options are exercised, share ownership will be diluted.

In addition, the Company’s articles of incorporation authorize the issuance of up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock, but do not provide for preemptive rights to the stockholders.  Authorized but unissued shares are available for issuance by the Company’s Board.  Shareholders will not automatically have the right to subscribe for additional shares.  As a result, if the Company issues additional shares to raise capital or for other corporate purposes, shareholders may be unable to maintain a pro rata ownership in the Company.

The holders of the Company’s trust preferred securities have rights that are senior to those of shareholders.

At December 31, 2006, the Company had outstanding $15.5 million of trust preferred securities.  Payment of these securities is senior to shares of common stock.  As a result, the Company must make payments on the trust preferred before any dividends can be paid on common stock; hence, in the event of bankruptcy, dissolution, or liquidation, the holders of the trust preferred securities must be satisfied before any distributions can be made to shareholders.  The Company has the right to defer distributions on the trust preferred for up to five years, and if such an election is made, no dividends may be paid to stockholders during that time.

The directors of the Company and executive management own a significant number of shares of stock, allowing further control over business and corporate affairs.

The Company’s directors and executive officers beneficially own approximately 2,572,950 shares, or 41.2%, of outstanding stock. As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on the Company’s business as shareholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval.

Provisions of the Company’s articles of incorporation and bylaws, Louisiana law, and state and federal banking regulations, could delay or prevent a takeover by a third party.

The Company’s articles of incorporation and bylaws could delay, defer, or prevent a third party takeover, despite possible benefit to the shareholders, or otherwise adversely affect the price of the common stock.  The Company’s governing documents:
•	require Board action to be taken by a majority of the entire Board rather than a majority of a quorum;
•	permit shareholders to fill vacant Board seats only if the Board has not filled the vacancy within 90 days;
•	permit directors to be removed by shareholders only for cause and only upon an 80% vote;
•
require an 80% shareholder vote to amend the Bylaws (85% in the case of certain provisions), a 75% vote to approve amendments to the Articles (85% in the case of certain provisions) and a 66-2/3% vote for any other proposal, in each case if the proposed action was not approved by two-thirds of the entire Board;

•	require 80% of the voting power for shareholders to call a special meeting;
•	authorize a class of preferred stock that may be issued in series with terms, including voting rights, established by the Board without shareholder approval;
•	authorize approximately 10 million shares of common stock that may be issued by the Board without shareholder approval;
•	classify our Board with staggered three year terms, preventing a change in a majority of the Board at any annual meeting;
•	require advance notice of proposed nominations for election to the Board and business to be conducted at a shareholder meeting; and
•	require supermajority shareholder voting to approve business combinations not approved by the Board.

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

Also, the Company is subject to the provisions of the Louisiana Business Corporation Law (“LBCL”), which provides the Company may not engage in certain business combinations with an "interested shareholder" (generally defined as the holder of 10.0% or more of the voting shares) unless (1) the transaction was approved by the Board before the interested shareholder became an interested shareholder or (2) the transaction was approved by at least two-thirds of the outstanding voting shares not beneficially owned by the interested shareholder and 80% of the total voting power or (3) certain conditions relating to the price to be paid to the shareholders are met.

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

Item 1B – Unresolved Staff Comments
None.

Item 2 - Properties

The Company leases its principal executive and administrative offices and principal MidSouth LA facility in Lafayette, Louisiana under a lease expiring March 31, 2017.  The Company is granted two 5-year renewal options thereafter.  MidSouth LA has eight other branches in Lafayette, Louisiana, three in New Iberia, Louisiana, and one banking office in each of the following Louisiana cities: Baton Rouge, Breaux Bridge, Cecilia, Jeanerette, Opelousas, Morgan City, Jennings, Lake Charles, Sulphur, Thibodaux, and Houma.  Seventeen of these offices are owned and six are leased.  MidSouth TX operates three full service branches in Beaumont, Texas, including its headquarters located at 555 N. Dowlen Road in Beaumont, two of which are owned and one leased.  Additional full service branches are located in Vidor, College Station, and Conroe.

Over the next twelve months, the Company’s strategic plan to grow the franchise will result in several additional branches to service the customers of MidSouth LA and MidSouth TX. Two branches are planned to open in the Baton Rouge market in late May 2007 and mid-November of 2007.  A new branch in Cutoff and a second branch in Lake Charles are scheduled to open in June and October 2007, respectively.  In the existing Texas markets, second locations in both Conroe and College Station are scheduled to open in August and November, respectively.  Expansion into the Houston market will begin with a new branch on the Sam Houston Parkway anticipated to open in early April 2007. Costs associated with opening the new branches will directly impact earnings throughout 2007 and any substantial contributions to income will not be reflected until 2008.

Item 3 - Legal Proceedings

The Banks have been named as a defendant in various legal actions arising from normal business activities in which damages of various amounts are claimed.  While the amount, if any, of ultimate liability with respect to such matters cannot be currently determined, management believes, after consulting with legal counsel, that any such liability will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders in the fourth quarter of 2006.

Item 4A - Executive Officers of the Registrant

C. R. Cloutier, 59 – President, Chief Executive Officer and Director of the Company and MidSouth LA since 1984.

Karen L. Hail, 53 – Senior Executive Vice President and Chief Operations Officer of MidSouth LA since 2002, and Secretary and Treasurer of the Company since 1984.

Donald R. Landry, 50 – Senior Vice President and Senior Loan Officer of MidSouth LA since 1995 and Executive Vice President since 2002.

Jennifer S. Fontenot, 52 - Senior Vice President since 1995 and Chief Information Officer of MidSouth LA since 2002.

Dwight Utz, 53  - Senior Vice President of Retail Banking since 2001; prior to his employment at MidSouth LA, Mr. Utz was a Corporate Vice President for PNC Bank Corporation in Pittsburgh, Pennsylvania from 1973 to 2000.

Teri S. Stelly, 47 - Senior Vice President and Controller of the Company since 1998.

Christopher J. Levanti, 40 – Joined MidSouth LA as Senior Vice President of Credit Administration in 2002; prior to his employment at MidSouth LA, Mr. Levanti was Senior Credit Manager at First Data Merchant Services in Melville, New York from 2000 to 2002.

J. Eustis Corrigan, Jr., 42 – Joined the Company in June 2006 as Executive Vice President and Chief Financial Officer for the Company and the Banks; prior to his employment with the Company, Mr. Corrigan was a partner at KPMG, LLP from 1998 to 2006.  Mr. Corrigan began his employment with KPMG in 1991.

All executive officers of the Company are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

PART II

Item 5 - Market for Registrant's Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

As of February 28, 2007, there were 822 common shareholders of record.  The Company’s common stock trades on the American Stock Exchange under the symbol “MSL.”  The high and low sales price for the past eight quarters has been provided in the Selected Quarterly Financial Data tables that are included with this filing under Item 8 and is incorporated herein by reference.

Cash dividends totaling $1,463,373 were declared to common stockholders during 2006.  A quarterly dividend of $.06 per share was paid for the first, second, and third quarters of 2006. As adjusted for a 25% stock dividend paid on October 23, 2006, cash dividends for the first three quarters of 2006 totaled $.14 per share.  A special dividend of $.03 per share was declared in addition to the $.06 per share for the fourth quarter of 2006, bringing the total cash dividends declared in 2006 to $.23 per share.  It is the intention of the Board of Directors of the Company to continue paying quarterly dividends on the common stock at a rate of $.06 per share.  Cash dividends totaling $1,425,326 were declared to common stockholders during 2005.  The regular quarterly dividend of $.06 per share was paid for each quarter of 2005 and a special dividend of $.06 per share was paid in addition to the $.06 per share for the fourth quarter of 2005.  As adjusted for a 10% stock dividend in 2005 and the 25% stock dividend in 2006, cash dividends paid in 2005 totaled $.23 per share.  Restrictions on the Company's ability to pay dividends are described in Item 7 below under the heading "Liquidity - Dividends" and in Note 12 to the Company's consolidated financial statements.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the fourth quarter ended December 31, 2006.  In addition to the repurchases detailed below, a total of 19,462 shares were added to Treasury Stock through a 25% stock dividend paid on October 23, 2006.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan[1]	Maximum Number of Shares That May Yet be Purchased Under the Plan[1]
October 2006	6,703	$28.20	6,703	213,780
November 2006	4,940	$29.45	4,940	208,840
December 2006	10,000	$29.90	10,000	198,840

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006, the Company had outstanding stock options granted under the 1997 Stock Incentive Plan, which was approved by the Company’s shareholders.  Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	192,059	$11.18	306,900
Equity compensation plans not approved by security holders	-	-	-
Total	192,059	$11.18	306,900
________________
1 Under a share repurchase program approved by the Company’s Board of Directors on November 13, 2002, the Company can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions.  The repurchase program does not have an expiration date.

The following graph, which was prepared by SNL Securities LC (“SNL”), compares the cumulative total return on the Company’s common stock over a period beginning December 31, 2001 with (1) the cumulative total return on the stocks included in the Russell 3000 and (2) the cumulative total return on the stocks included in the SNL $250M - $500M and the SNL $500M - $1B Bank Index.  All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
MidSouth Bancorp, Inc.	100.00	151.73	307.64	332.74	369.98	538.90
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35
SNL $250M-$500M Bank Index	100.00	128.95	186.31	211.46	224.51	234.58
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44

The stock price information shown above is not necessarily indicative of future price performance.  Information used was obtained by SNL from sources believed to be reliable.  The Company assumes no responsibility for any errors or omissions in such information.

Item 6 – Five Year Summary of Selected Consolidated Financial Data
	Year Ended December 31,
	2006	2005	2004	2003	2002

Interest income	$50,235,104	$38,555,576	$27,745,570	$24,230,450	$24,125,789
Interest expense	(17,651,128)	(10,787,142)	(5,693,397)	(4,679,685)	(6,709,231)
Net interest income	32,583,976	27,768,434	22,052,173	19,550,765	17,416,558
Provision for loan losses	(850,000)	(979,737)	(991,480)	(550,000)	(1,398,250)
Other operating income	12,337,736	12,249,608	9,220,928	7,597,780	6,921,388
Other expenses	(33,124,139)	(29,326,273)	(20,859,859)	(17,970,856)	(17,082,360)
Income before taxes	10,947,573	9,712,032	9,421,762	8,627,689	5,857,336
Provision for income taxes	(2,727,523)	(2,438,165)	(2,442,331)	(2,294,376)	(1,428,253)
Net Income	8,220,050	7,273,867	6,979,431	6,333,313	4,429,083
Net income available to common shareholders	$8,220,050	$7,273,867	$6,979,431	$6,333,313	$4,429,083

Basic earnings per share[1]	$1.32	$1.19	$1.24	$1.16	$0.81
Diluted earnings per share[1]	$1.30	$1.15	$1.18	$1.11	$0.79
Dividends per share[1]	$0.23	$0.23	$0.19	$0.19	$0.13

Total loans	$499,045,702	$442,793,749	$386,471,421	$261,872,776	$227,052,226
Total assets	805,021,686	698,814,421	610,087,872	432,914,305	382,686,993
Total deposits	716,179,541	624,938,100	530,382,792	374,388,482	343,474,846
Cash dividends on common stock	1,463,373	1,425,326	1,112,360	992,648	725,286
Long-term obligations[2]	15,465,000	15,465,000	15,465,000	7,217,000	7,785,030

Selected ratios:
Loans to assets	61.99%	63.36%	63.35%	60.49%	59.33%
Loans to deposits	69.68%	70.85%	72.87%	69.95%	66.10%
Deposits to assets	88.96%	89.43%	86.94%	86.48%	89.75%
Return on average assets	1.08%	1.13%	1.39%	1.56%	1.20%
Return on average common equity[3]	14.68%	14.24%	18.73%	20.90%	17.59%
_________________
1 On October 23, 2006, the Company paid a 25% stock dividend on its common stock to holders of record on September 29, 2006.  On August 19, 2005, a 10% stock dividend was paid to holders of record on July 29, 2005.  On November 30, 2004, a 25% stock dividend was paid to holders of record on October 29, 2004.  On August 29, 2003, a 10% stock dividend was paid to holders of record on July 31, 2003.  Per common share data has been adjusted accordingly.

2 On September 20, 2004, the Company issued $8,248,000 of junior subordinated debentures to partially fund the acquisition of Lamar Bancshares, Inc. (MidSouth TX) on October 1, 2004.  On February 21, 2001, the Company completed the issuance of $7,217,000 of junior subordinated debentures.  For regulatory purposes, these funds qualify as Tier 1 Capital.  For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.

3 In 2004, the return on average common equity ratio reflected the impact of approximately $9 million in goodwill added as a result of the Lamar Bancshares, Inc. acquisition.

Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations

MidSouth Bancorp, Inc. (the "Company") is a multi-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary banks (the “Banks”), MidSouth Bank, N.A., headquartered in Lafayette, Louisiana (“MidSouth LA”) and MidSouth Bank, headquartered in Beaumont, Texas (“MidSouth TX”).  Following is management's discussion of factors that management believes are among those necessary for an understanding of the Company's financial statements.  The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto presented herein.

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
•
changes in local economic and business conditions that could adversely affect customers and its ability to repay borrowings under agreed upon terms and/or adversely affect the value of the underlying collateral related to the borrowings;

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in this report. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  The Company’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required.  See “– Asset Quality – Allowance for Loan Losses.”  Another of the Company’s critical accounting policies relates to its goodwill and intangible assets.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment annually.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.

The Company adopted the provisions of SFAS No. 123R “Share-Based Payment (Revised 2004),” on January 1, 2006 on a modified prospective basis. The Company had previously adopted SFAS No. 123 on January 1, 2005. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on its fair values on the date of the grant. SFAS No. 123R requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions.

Overview

The Company’s growth strategy is focused on three principal components: internal growth and strategic de novo branching, technological upgrades, and continual staff development.  The Company focuses on internal growth and identification of de novo branch opportunities that enhance franchise value.  Each retail region operates with a regional president accountable for the Company’s performance in their market and is compensated accordingly.  The Company is investing significantly in the infrastructure required to enhance voice and data communications.  Management believes that this infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale.  The Company also intends to continue their focus on attracting new hires key to de novo projects and developing existing staff.

Recent Transactions

On January 2, 2007, the Company paid their regular quarterly dividend of $.06 per share and an additional $.03 special dividend to their common stockholders of record as of December 14, 2006.  On October 23, 2006, the Company paid a five-for-four (25%) stock dividend on their common stock to holders of record on September 29, 2006.

Results of Operations

The Company’s net income for the year ended December 31, 2006 totaled $8.2 million compared to $7.3 million for the year ended December 31, 2005.  Basic earnings per share were $1.32 and $1.19 for the years ended December 31, 2006 and 2005, respectively.  Diluted earnings per share were $1.30 for the year ended December 2006 compared to $1.15 per share earned for the year ended December 2005.  Net income increased $946,000, or 13.0%.  Total interest income increased $11.7 million or 30.3% in 2006, driven by a 14.8% increase in the average volume of loans combined with an 85 basis point improvement in average loan yields.  The improvement in interest income was partially offset by a $6.9 million increase in interest expense, which resulted primarily from an 18.5% increase in the average volume of interest bearing deposits and a 98 basis point increase in the average rate paid on interest bearing deposits in 2006.  Non-interest income increased $88,128 in annual comparison, due primarily to a $631,000 pre-tax special distribution included in non-interest income recorded in 2005.  The special distribution proceeds were remitted to the Company as a result of the merger of Pulse EFT Association and Discover Financial Services, Inc.  The resulting $4.9 million increase in total net interest and non-interest income was invested in franchise growth through market development, staff development, and system upgrades, which resulted in increased non-interest expenses of $3.8 million for 2006.

The Company’s total consolidated assets increased $106.2 million or 15.2% from $698.8 million at December 31, 2005 to $805.0 million at December 31, 2006.  Total loans grew $56.2 million or 12.7%, from $442.8 million at December 31, 2005 to $499.0 million at December 31, 2006, primarily in real estate credits.  Total deposits grew $91.2 million or 14.6%, from $624.9 million at December 31, 2005 to $716.2 million at December 31, 2006.  Of the $91.2 million growth in deposits, $4.6 million was in non-interest bearing deposits at December 31, 2006.  Interest bearing deposits increased $86.6 million, primarily in the Company’s Platinum money market and checking accounts.

Nonperforming assets, including loans 90 days or more past due, totaled $2.3 million at December 31, 2006 compared to $3.4 million at December 31, 2005.  The decrease resulted primarily from a $2.4 million decrease in loans past due 90 days or more and accruing, which included approximately $1.2 million in payoffs received on government-guaranteed loans in the fourth quarter of 2006.  Nonaccrual loans increased $1.1 million in annual comparison, primarily due to the addition of one agricultural loan totaling $684,000 related to sugar cane production and one construction credit totaling $457,000.  As a percentage of total assets, nonperforming assets decreased from .49% at December of 2005 to .29% at December of 2006.

Net loan charge-offs for 2006 were $228,000 or .05% of average loans compared to $476,000 or .12% of average loans a year earlier.  The Company provided $850,000 for loan losses in 2006 compared to $979,737 in 2005 to bring the ALL as a percentage of total loans to 1.0% at year-end 2006 compared to .98% at year-end 2005.  The decrease in provisions was due primarily to an additional provision of $300,000 expensed in the fourth quarter of 2005 to cover probable losses in agricultural credits as a result of the hurricanes.

The Company’s leverage ratio was 8.34% at December 31, 2006, compared to 8.75% at December 31, 2005.  Return on average common equity was 14.68% for 2006 compared to 14.24% for 2005.  Return on average assets was 1.08% compared to 1.13% for the same periods, respectively.

Table 1
Summary of Return on Equity and Assets
	2006	2005	2004
Return on average assets	1.08%	1.13%	1.39%
Return on average common equity	14.68%	14.24%	18.37%
Dividend payout ratio on common stock	18.14%	19.60%	15.94%
Average equity to average assets	7.35%	7.94%	7.43%

Earnings Analysis

Net Interest Income

The primary source of earnings for the Company is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest bearing liabilities.  Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  The Company’s net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.91%, 4.96%, and 4.96% for the years ended December 31, 2006, 2005, and 2004, respectively.  The net interest margin remained unchanged from 2004 to 2005 as volume and rate increases in average earning assets were offset by increases in volume and rate on average interest bearing liabilities. Tables 2 and 3 analyze the changes in net interest income for each of the three year periods ended December 31, 2006.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Year Ended December 31,
	2006			2005			2004
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities and interest bearing deposits[1]
Taxable	$98,378	$4,471	4.54%	$78,909	$3,098	3.93%	$83,614	$2,822	3.37%
Tax exempt[2]	93,918	4,803	5.11%	77,134	3,809	4.94%	68,313	3,398	4.97%
Other investments	2,377	80	3.37%	2,615	75	2.87%	2,172	46	2.10%
Total investments	194,673	9,354	4.80%	158,658	6,982	4.40%	154,099	6,266	4.07%
Federal funds sold and securities purchased under agreements to resell	23,528	1,134	4.82%	10,254	344	3.35%	10,576	117	1.11%
Loans
Commercial and real estate	376,827	32,894	8.73%	322,974	24,996	7.74%	246,284	17,414	7.07%
Installment	97,693	8,251	8.45%	90,251	7,336	8.13%	53,164	4,933	9.28%
Total loans[3]	474,520	41,145	8.67%	413,225	32,332	7.82%	299,448	22,347	7.46%
Total earning assets	692,721	51,633	7.45%	582,137	39,658	6.81%	464,123	28,730	6.19%
Allowance for loan losses	(4,686)			(4,026)			(3,061)
Nonearning assets	73,568			65,168			40,426
Total assets	$761,603			$643,279			$501,488

Liabilities and stockholders’ equity
NOW, money market, and savings	$388,880	$12,085	3.11%	$309,364	$6,398	2.07%	$229,809	$2,522	1.10%
Certificates of deposits	117,149	4,053	3.46%	117,635	3,060	2.60%	111,580	2,251	2.02%
Total interest bearing deposits	506,029	16,138	3.19%	426,999	9,458	2.21%	341,389	4,773	1.40
Federal funds purchased and securities sold under agreements to repurchase	3,365	151	4.49%	4,307	118	2.74%	6,364	89	1.41%
FHLB advances	649	33	5.08%	980	28	2.86%	1,197	15	1.22%
Junior subordinated debentures	15,465	1,329	8.60%	15,465	1,183	7.65%	9,461	816	8.63%
Total interest bearing liabilities	525,508	17,651	3.36%	447,751	10,787	2.41%	358,411	5,693	1.59%

Demand deposits	176,353			139,946			103,651
Other liabilities	3,733			4,511			2,163
Stockholders’ equity	56,009			51,071			37,263
Total liabilities and stockholders’ equity	$761,603			$643,279			$501,488

Net interest income and net interest spread		$33,982	4.09%		$28,871	4.40%		$23,037	4.60%
Net yield on interest earning assets			4.91%			4.96%			4.96%
__________________
1 Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.

2 Interest income of $1,398,000 for 2006, $1,102,000 for 2005, and $985,000 for 2004 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $3,400,000 for 2006, $3,054,000 for 2005, and $2,025,000 for 2004.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3
Changes in Taxable-Equivalent Net Interest Income (in thousands)
	2006 Compared to 2005			2005 Compared to 2004
	Total Increase	Change Attributable To		Total Increase	Change Attributable To
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities and interest bearing deposits
Taxable	$1,373	$1,102	$271	$276	$(144)	$420
Tax exempt	994	857	137	411	434	(23)
Other investments	5	(6)	11	29	10	19
Federal funds sold and securities purchased under agreement to resell	790	591	199	227	(4)	231
Loans, including fees	8,813	5,097	3,716	9,985	8,867	1,118

Total	11,975	7,641	4,334	10,928	9,163	1,765

Interest paid on:
Interest bearing deposits	6,680	1,975	4,705	4,685	1,415	3,270
Federal funds purchased and securities sold under agreement to repurchase	33	(30)	63	28	(14)	42
FHLB advances	5	(3)	8	13	(2)	15
Junior subordinated debentures	146	-	146	368	446	(78)

Total	6,864	1,942	4,922	5,094	1,845	3,249

Taxable-equivalent net interest income	$5,111	$5,699	$(588)	$5,834	$7,318	$(1,484)

NOTE:  Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Net interest income (on a taxable-equivalent basis) increased $5.1 million for 2006 over 2005 and $5.8 million for 2005 over 2004.  Average earning assets increased $110.6 million, or 19.0%, from $582.1 million at December 31, 2005 to $692.7 million at December 31, 2006.  The yield on average earning assets increased 64 basis points, from 6.81% to 7.45% in annual comparison.  Loan yields improved 85 basis points, from 7.82% at December 31, 2005 to 8.67% at December 31, 2006, due primarily to the impact of a 100 basis point increase in New York Prime (“Prime”) in 2006 on the Banks’ large variable priced loan portfolio.  These volume and rate increases on earning assets resulted in an increase of $12.0 million in taxable-equivalent interest income.  The $12.0 million increase was partially offset by a $6.9 million increase in interest paid on interest bearing liabilities.  Competitive pressures and a relatively flat yield curve resulted in a 95 basis point increase in the cost of interest bearing liabilities, from 2.41% at December 31, 2005 to 3.36% at December 31, 2006.

In 2005, a 38% increase in the average volume of loans combined with a 36 basis point improvement in average loan yields contributed greatly to the $5.8 million increase in net interest income.  The average yield on the loan portfolio increased from 7.46% in 2004 to 7.82% in 2005.  Loan yields improved as the Company’s variable rate loans adjusted to increases in Prime throughout the year.  Prime increased 200 basis points to 7.25% at year-end 2005.  A $10.9 million improvement in taxable-equivalent interest income was partially offset by a $5.1 million increase in interest expense resulting primarily from a 25% increase in the average volume of interest bearing deposits and an 81 basis point increase in the average rate paid on interest bearing deposits in 2005.

In the investment portfolio, the Company continued to conservatively invest excess cash flows from deposit growth in investment securities that yielded reasonable returns in the relatively flat yield curve environment experienced in 2006.  The average volume of investment securities increased $36.0 million in 2006, from $158.7 million in 2005 to $194.7 million.  Average taxable-equivalent yields on investment securities increased 40 basis points, from 4.40% in 2005 to 4.80% in 2006.  Additionally, the volume of federal funds sold increased $13.3 million and the average yield on federal funds sold improved 147 basis points to 4.82% in 2006 compared to 2005.  Accordingly, the taxable-equivalent interest income on investment securities increased $3.2 million in 2006 as compared to 2005.  In 2005, the average volume of investment securities increased $4.6 million, from $154.1 million in 2004 to $158.7 million in 2005, while federal funds sold volume remained flat.  Average taxable-equivalent yields on investment securities increased to 4.40% in 2005, up 33 basis points from 4.07% in 2004.  Improvement in investment volume and yields, including federal funds sold, increased interest income on investment securities $943,000 for 2005.

The Company maintained its strong core non-interest bearing deposit base with 26% of average total deposits in 2006 compared to 25% in 2005 and 23% in 2004.  The interest bearing deposit mix consisted of 57% in NOW, money market, and savings deposits, and 17% in certificates of deposit, primarily due to growth in the Company’s Platinum money market and checking accounts.  The Platinum accounts offer competitive market rates to the Company’s depositors.  The Platinum rates increased the average cost of NOW, money market, and savings dollars by 104 basis points to 3.11% in 2006, up from 2.07% in 2005.  In 2005, the mix of average total interest bearing deposits was 54% NOW, money market and savings deposits, and 21% certificates of deposit.  These two categories of interest bearing deposits were 52% and 25% of average total deposits, respectively, in 2004.  The shift from certificates of deposit to interest bearing transaction accounts reflects the Company’s retail strategy of developing a long term banking relationship with depositors.  The Company typically offers certificates of deposit at mid-to-low market rates, but a special promotional rate of 5.13% on a 13 month certificate of deposit was offered in the fourth quarter of 2006.  The promotional rate contributed to an 86 basis point increase in the average yield on certificates of deposit in 2006, from 2.60% in 2005 to 3.46%.  The Company also ran a special promotional rate in 2005 of 4.00% on a 20 month certificate of deposit offered in conjunction with the Company’s celebration of MidSouth LA’s 20 year anniversary. The promotional rate contributed to the 58 basis point increase in the average yield on certificates of deposit to 2.60% in 2005, up from 2.02% in 2004.

Interest expense on the Company’s junior subordinated debentures increased 95 basis points, from 7.65% in 2005 to 8.60% in 2006 due to increases in the variable rate paid on the $8.2 million in debentures. The $8.2 million in debentures, issued on September 20, 2004, carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate on these debentures at December 31, 2006 was 7.865%.  In 2005, the yield on the junior subordinated debentures decreased 98 basis points, as the blended cost of the variable rate $8.2 million debentures partially offset the effect of the higher fixed rate $7.2 million fixed rate debentures.  Although the 3-month LIBOR increased 197 basis points during 2005, the rate of 7.00% at December 31, 2005 on the $8.2 million in debentures was significantly lower than the 10.2% fixed rate on the $7.2 million in debentures. The $8.2 million in debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.  On February 22, 2001, the Company issued the $7.2 million of junior subordinated debentures.  The $7.2 million in debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031 and, under certain circumstances, are subject to repayment on February 22, 2011, or thereafter.

Non-Interest Income

Excluding Securities Transactions.  Service charges and fees on deposit accounts represent the primary source of non-interest income for the Company.  Income from service charges and fees on deposit accounts (including insufficient funds fees) increased $474,271 in 2006 compared to a $1.3 million increase in 2005.  Approximately $700,000 of the $1.3 million increase in 2005 resulted from the impact of twelve months of income associated with MidSouth TX compared to three months in 2004.  The service charge structures on transaction accounts have not changed over the past three years and are on the lower end of fees charged by competitors in the Company’s markets. The insufficient funds fee was increased on July 1, 2006 from $23.47 to $24.47 per NSF item, still well below competitors NSF charges in the Company’s markets.

Non-interest income resulting from other charges and fees decreased $378,205 in 2006 and increased $1.83 million in 2005.  The decrease in 2006 resulted primarily from a $631,000 pre-tax special distribution received from Pulse EFT Association in connection with its merger with a subsidiary of Discover Financial Services, Inc.  Net of the $631,000 distribution, other charges and fees increased approximately $250,000 in 2006.  The increase resulted primarily from a $424,000 increase in ATM and debit card income partially offset by a decrease of $181,000 in mortgage processing fees.  The increase in ATM and debit card income resulted from continued increases in the volume of electronic banking transactions.  In 2005, an increase in the volume of transactions resulted in a $320,000 increase realized in ATM and debit card income. The majority of the remaining $749,000 increase in 2005 resulted from the twelve months of MidSouth TX income in 2005 versus three months in 2004.

Securities Transactions.  In 2006, MidSouth LA purchased two agency securities from the investment portfolio of MidSouth TX to provide additional liquidity and to maintain intercompany borrowings within regulatory limits.  A minimal net loss of $7,553 was recorded on the transaction in 2006.  Net gains on sales of securities totaled $385 in 2005 and $132,450 in 2004.  The Company liquidated two mutual funds held by the Banks in the first quarter of 2005, with a gain on one fund offsetting the loss on the second fund.  Gains on sales of securities for 2004 resulted almost entirely from the sale of a correspondent bank’s common stock in July of 2004.  The Company no longer utilized any services with the correspondent bank and therefore liquidated its stock position.

Non-interest Expense

Total non-interest expense increased 13%, or $3.8 million, from 2005 to 2006, and 40%, or $8.5 million, from 2004 to 2005.  Included in the $8.5 million increase in 2005 was $5.3 million in non-interest expenses contributed to twelve months of MidSouth TX expenses in 2005 versus three months in 2004.  The Company's growth and expansion over the past three years resulted in increases primarily in salaries and employee benefits, occupancy expenses, marketing expenses, and education and travel expenses. These increases reflect the Company’s long-term investment in staff development, system upgrades, and market development.

Salaries and employee benefits increased $2.5 million, or 18%, in 2006 and the Company ended the year with 371 full-time equivalent (“FTE”) employees, an increase of 34 over 2005.  Staff additions for two new branches and new hires in lending, call center, retail support staff, and administrative staff contributed to the increased salary and benefit costs in 2006.  Salaries and employee benefits increased $3.6 million, or 35%, in 2005, due to an increase in FTE employees from 300 in 2004 to 337 in 2005.  Net of the impact of twelve months expenses associated with the MidSouth TX employees, salary expense increases in 2005 resulted primarily from the addition of staff for new offices in Baton Rouge, Lafayette, and Houma.  Two former bank presidents were added in 2005 to lead the Company’s entry into the Baton Rouge market.  Retail managers were added at all three new offices.

Occupancy expenses increased $872,443 in 2006 and $1.3 million in 2005 and included the cost of two additional MidSouth LA offices added in 2006 and three MidSouth LA offices added in 2005.  Also included in occupancy expenses for 2006 is a $248,000 impairment charge incurred in connection with the replacement and upgrade of the Company’s communications network.  Occupancy expenses in 2005 were also impacted by twelve months of expenses associated with the MidSouth TX offices versus three months in 2004.  Premises and equipment additions and leasehold improvements totaled approximately $9.7 million, $6.6 million, and $3.7 million for the years 2006, 2005, and 2004, respectively.

Total other non-interest expense increased $419,533 in 2006 and $3.6 million in 2005, of which approximately $3.2 million was attributed to twelve months of MidSouth TX expenses in 2005 compared to three months in 2004.  The increase in 2006 resulted primarily from increases of $238,120 in ATM and debit card processing expenses due to a higher volume of items processed, $153,073 in accounting and professional fees, $140,675 in marketing costs, and $140,015 in recruiting and applicant expenses.  These increases were partially offset by a $164,430 decrease in expenses on other real estate owned and decreases in other miscellaneous non-interest income expenses.

Net of the additional nine months of MidSouth TX expenses, 2005 other non-interest expense increases were recorded primarily in marketing expenses, education and travel expenses, and professional fees.  Marketing expenses increased $465,000 primarily due to MidSouth LA’s 20th anniversary celebration during 2005, grand opening events for the new offices, and costs associated with a new advertising campaign.  Additionally, MidSouth TX held a deposit promotion during the second half of 2005 that added to the increase in marketing expenses.  Education and travel expenses increased $232,928 primarily due to training and travel associated with MidSouth TX data processing conversion in the second quarter of 2005.  Professional fees increased $274,811, primarily as a result of internal controls documentation in preparation for compliance with the Sarbanes-Oxley Act of 2002.

Income Taxes

The Company's tax expense increased by $289,358 in 2006 and decreased by $4,166 in 2005 and approximated 25% of income before taxes in both 2006 and 2005.  Increased interest income on non-taxable municipal securities lowered income tax expense in 2006 and 2005 and reduced taxes from the expected statutory rate of 34%.  Interest income on non-taxable municipal securities also lowered the effective tax rate for 2004 to approximately 26%.  The Notes to the Consolidated Financial Statements provide additional information regarding the Company's income tax considerations.

Balance Sheet Analysis

Investment Securities

Total investment securities increased $37.5 million in 2006, from $159.0 million in 2005 to $196.6 million at December 31, 2006.  The increase results primarily from excess cash flows from deposit growth, net of cash used to fund loans, invested in short-term agencies and tax-free municipal securities.  The investment in short-term agencies offered some improvement over the rate earned on federal funds sold.  Investment securities decreased $7.1 million in 2005, from $166.1 million in 2004 to $159.0 million.  The decrease resulted primarily from the sale of two mutual funds totaling $9.1 million held by the Banks. Average duration of the portfolio was 3.36 years as of December 31, 2006 and the average taxable-equivalent yield was 4.80%.  For the year ended December 31, 2005, average duration of the portfolio was 3.22 years and the average taxable-equivalent yield was 4.40%.  An increase in the market value of securities available-for-sale of $264,486 is included in the net change in 2006.  Unrealized net losses in the securities available-for-sale portfolio were $1,300,202 at December 31, 2006, compared to unrealized net losses of $1,564,689 at December 31, 2005.  These amounts result from interest rate fluctuations and do not represent permanent impairment of value.  Moreover, classification of securities as available-for-sale does not necessarily indicate that the securities will be sold prior to maturity.

At December 31, 2006, approximately 15.5% of the Company's securities available-for-sale portfolio represented mortgage-backed securities and collateralized mortgage obligations ("CMOs").  The Company monitors the risks due to changes in interest rates on mortgage-backed pools by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security.  CMOs totaled $.9 million and represented pools which each had a book value of less than 10% of stockholders' equity at December 31, 2006.  All CMOs held in the portfolio are AAA rated and not considered "high-risk" securities under the Federal Financial Institutions Examination Council ("FFIEC") tests.  The Company does not own any "high-risk" securities as defined by the FFIEC.  An additional 27% of the available-for-sale portfolio consisted of U. S. Treasury and Agency securities, while municipal and other securities represented 57% and .5% of the portfolio, respectively.  A detailed credit analysis on each municipal offering is reviewed prior to purchase by an investment advisory firm. In addition, the Company limits the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the non-taxable municipal securities portfolio.  The held-to-maturity portfolio consisted of $14.2 million in non-taxable and $1.7 million in taxable municipal securities.

Table 4 Composition of Investment Securities
December 31 (in thousands)
	2006	2005	2004	2003	2002
Available-for-sale securities:
U. S. Treasuries	$1,986	$1,966	$2,000	$-	$-
U. S. Agencies	51,280	38,499	35,804	47,158	15,954
Obligations of states and political subdivisions	95,676	61,534	56,468	38,114	23,017
Mortgage-backed securities	29,888	33,715	30,962	24,325	27,574
Collateralized mortgage obligations	854	1,086	1,861	4,471	16,407
Corporate securities	990	2,629	7,089	1,028	4,174
Mutual funds	-	-	9,077	967	971
Total available for sale securities	$180,674	$139,429	$143,261	$116,063	$88,097

Held-to-maturity securities:
Obligations of state and political subdivisions	$15,901	$19,611	$22,852	$23,367	$23,398
Total held-to-maturity securities	$15,901	$19,611	$22,852	$23,367	$23,398

Total investment securities	$196,575	$159,040	$166,113	$139,430	$111,495

Table 5
Investment Securities Portfolio Maturities and Average Taxable-Equivalent Yields For the Year Ended December 31, 2006 (dollars in thousands)
Securities Available for Sale	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U.S. Treasury and U.S. government agency securities	$12,646	3.42%	$36,633	4.43%	$3,987	5.56%	-	-	$53,266
Obligations of state and political subdivisions	7,853	4.99%	30,512	5.37%	36,602	5.63%	$20,709	5.45%	95,676
Mortgage backs and CMOs	2	8.65%	16,203	4.74%	14,537	5.68%	-	-	30,742
Corporates	990	4.14%	-	-	-	-	-	-	990
Total fair value	$21,491		$83,348		$55,126		$20,709		$180,674

Held-to-Maturity	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Obligations of state and political subdivisions	$4,524	4.99%	$8,355	5.37%	$3,022	5.63%	-	-	$15,901

Loan Portfolio

The Company’s loan portfolio totaled $499.0 million at December 31, 2006, up 13%, or $56.2 million, from $442.8 million at December 31, 2005.  In 2005, loans grew 15%, or $56.3 million.  For the past four years, the Company’s loan officers have achieved double-digit percentage loan growth.  Successful recruiting of new lending officers, including two former bank presidents in the Company’s Baton Rouge market in 2005, an effective customer development program, and an increase in loan participation activity in new markets contributed to the growth.  Of the $56.2 million growth in 2006, $24.9 million was in real estate construction loans.  The construction growth consisted of short-term credits, generally with a six to twelve month maturity and earning a variable rate of interest tied to the Prime rate.  The real estate mortgage portfolio grew $21.7 million.  The real estate loan growth consisted of both commercial and consumer credits that have ten to fifteen year amortization terms with rates fixed primarily for three and up to five years. The short-term structure of the construction and real estate mortgage credits allows management greater flexibility in controlling interest rate risk.  The commercial portfolio, including agricultural, financial, and lease loans, increased $3.2 million.  The commercial portfolio experienced significant payouts in 2006 which held the net growth in the portfolio to 2%. The Company’s installment loan portfolio increased $6.4 million, or 9%, in 2006 as the result of a well-defined growth strategy supported by retail store promotions and direct mail campaigns.

The Company’s combined loan portfolio at December 31, 2006 consisted of approximately 51% in fixed rate loans, with the majority maturing within five years.  Approximately 49% of the portfolio earns a variable rate of interest, with 28% adjusting to changes in the Prime rate and another 21% adjusting on a scheduled repricing date.  The mix of variable and fixed rate loans provides some protection from changes in market rates of interest.

Table 6 Composition of Loans
December 31 (in thousands)
	2006	2005	2004	2003	2002
Commercial, financial, and agricultural	$155,098	$153,737	$123,835	$86,961	$75,891
Lease financing receivable	7,902	6,108	4,048	4,067	3,399
Real estate - mortgage	192,583	170,895	150,898	127,431	109,490
Real estate - construction	64,126	39,202	41,464	12,103	8,396
Installment loans to individuals	78,613	72,230	65,493	30,852	29,773
Other	724	622	733	459	103
Total loans	$499,046	$442,794	$386,471	$261,873	$227,052

Table 7
Loan Maturities and Sensitivity to Interest Rates For the Year Ended December 31, 2006 (in thousands)
	Fixed and Variable Rate Loans at Stated Maturities				Amounts Over One Year With
	1 Year or Less	1 Year – 5 Years	Over 5 years	Total	Predetermined Rates	Floating Rates	Total
Commercial, financial, industrial, commercial real estate – mortgage, and commercial real estate - construction	$92,130	$141,244	$132,974	$366,348	$127,912	$146,306	$274,218
Installment loans to individuals and real estate mortgage	58,927	58,191	6,954	124,072	59,837	5,308	65,145
Lease financing receivables	209	7,450	243	7,902	7,693	-	7,693
Other	724	-	-	724	-	-	-
Total	$151,990	$206,885	$140,171	$499,046	$195,442	$151,614	$347,056

MidSouth has maintained its credit policy and underwriting procedures and has not relaxed these procedures to stimulate loan growth.   Completed loan applications, credit bureau reports, financial statements, and a committee approval process remain a part of credit decisions. Documentation of the loan decision process is required on each credit application, whether approved or denied, to insure thorough and consistent procedures.

Asset Quality

Credit Risk Management.  The Company manages its credit risk by observing written, board approved policies which govern all underwriting activities.  The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer, external loan review services and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, bank concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment. At December 31, 2006, the Company identified one industry segment concentration that aggregates more than 10% of its consolidated loan portfolio. The commercial real estate segment of the loan portfolio represented approximately $77 million, or 15% of the Company’s total $499.0 million portfolio.

Nonperforming Assets.  Table 8 contains information about the Company's nonperforming assets, including loans past due 90 days or more and still accruing.

Table 8 Nonperforming Assets and Loans Past Due 90 Days or More December 31 (in thousands)
	2006	2005	2004	2003	2002
Loans on nonaccrual	$1,793	$660	$472	$829	$711
Loans past due 90 days or more and accruing	98	2,510	488	503	819
Total nonperforming loans	1,891	3,170	960	1,332	1,530
Other real estate owned, net	368	98	445	218	175
Other assets repossessed	55	176	283	-	45
Total nonperforming assets	$2,314	$3,444	$1,688	$1,550	$1,750

Nonperforming loans to total loans	0.38%	0.72%	0.25%	0.51%	0.67%
Nonperforming assets to total assets	0.29%	0.49%	0.28%	0.36%	0.46%
Allowance as a percentage of nonperforming loans	263%	137%	401%	209%	189%

Nonperforming assets, including loans past due 90 days or more and still accruing, totaled $2,314,000 at December 31, 2006, $3,444,000 at December 31, 2005, and $1,688,000 at December 31, 2004. The decrease in 2006 resulted primarily from a $2.4 million decrease in loans past due 90 days or more, which included approximately $1.2 million in payoffs received on government-guaranteed loans in the fourth quarter of 2006.  Nonaccrual loans increased $1.1 million in 2006 as compared to 2005, primarily due to the addition of one agricultural loan totaling $684,000 related to sugar cane production and one construction credit totaling $457,000.  Two past due government-guaranteed loans totaling $1.1 million and a commercial loan totaling $420,000 increased the loans past due 90 days or more for the year ended December 31, 2005 compared to 2004.  In 2005, the Company committed additional resources to support loan administration efforts and to strengthen collection initiatives.

Consumer and commercial loans are placed on nonaccrual when principal or interest is 90 days past due, or sooner if the full collectibility of principal or interest is doubtful except if the underlying collateral fully supports both the principal and accrued interest and the loan is in the process of collection.  Policies provide that retail (consumer) loans that become 120 days delinquent be routinely charged off.  Loans classified for regulatory purposes but not included in Table 8 do not represent material amounts that management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

Allowance for Loan Losses.  Provisions totaling $850,000, $979,737, and $991,480, for the years 2006, 2005, and 2004, respectively, were considered necessary by management to bring the allowance to a level sufficient to cover probable losses in the loan portfolio.  Table 9 analyzes activity in the allowance for the years 2006, 2005, 2004, 2003, and 2002.

Table 9
Summary of Loan Loss Experience (in thousands)
	2006	2005	2004	2003	2002
Balance at beginning of year	$4,355	$3,851	$2,790	$2,891	$2,705

Charge-offs
Commercial, financial, and agricultural	148	108	508	387	632
Real estate – mortgage	-	22	59	38	30
Installment loans to individuals	393	491	435	473	628
Lease financing receivables	-	-	-	7	74
Other	1	81	65	-	-
Total charge-offs	542	702	1,067	905	1,364

Recoveries
Commercial, financial, and agricultural	85	102	87	97	37
Real-estate – mortgage	63	11	4	28	-
Installment loans to individuals	162	97	87	123	115
Lease financing receivables	-	-	-	6	-
Other	4	16	4	-	-
Total recoveries	314	226	182	254	152

Net charge-offs	228	476	885	651	1,212
Additions to allowance charged to operating expenses	850	980	991	550	1,398
Acquisition	-	-	955	-	-

Balance at end of year	$4,977	$4,355	$3,851	$2,790	$2,891

Net charge-offs to average loans	0.05%	0.12%	0.30%	0.27%	0.54%
Year-end allowance to year-end loans	1.00%	0.98%	1.00%	1.07%	1.27%

Refer to "Balance Sheet Analysis - Asset Quality - Allowance for Loan Losses" for a description of the factors which influence management's judgments in determining the amount of the provisions to the allowance.  The allowance is comprised of specific reserves assigned to each impaired loan for which probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.   Factors contributing to the assignment of specific reserves include an evaluation of the financial capacity of the borrower, changes in the value of underlying collateral, local and national economic conditions, and overall trends in the loan portfolio and concentrations of credit.

Table 10 Allocation of Loan Loss by Category (dollars in thousands)
	2006		2005		2004		2003		2002
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and real estate	$1,543	31.00	$1,545	34.50	$1,996	32.00	$1,619	33.00	$1,490	33.00
Real estate - construction	647	13.00	367	9.00	382	11.00	58	5.00	47	4.00
Real estate – mortgage	1,891	38.00	1,698	38.50	613	39.00	312	48.00	364	48.00
Installment loans to individuals	796	16.00	645	16.00	789	17.00	309	12.00	423	13.00
Lease financing receivables	50	1.00	63	1.00	31	1.00	17	2.00	61	2.00
Other	50	1.00	37	1.00	40	-	106	-	136	-
Unallocated	-	-	-	-	-	-	369	-	370	-
	$4,977	100.00	$4,355	100.00	$3,851	100.00	$2,790	100.00	$2,891	100.00

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

Funding Sources

Deposits. As of December 31, 2006, total deposits increased $91.2 million, up 15%, to $716.2 million following an increase of $94.6 million in 2005 to $624.9 million.  Non-interest bearing deposits increased $4.6 million and represented 25% of total deposits at December 31, 2006 as compared to 28% of total deposits at December 31, 2005.  Interest bearing deposits in NOW, money market, and savings accounts increased $84.2 million, primarily in the Company’s Platinum money market and Platinum checking accounts.  Although some of the deposit growth may be related to insurance proceeds, management believes more of the growth is commerce related and driven by the recovery and rebuilding of areas effected by the hurricanes in 2005.  The Company experienced a $156 million deposit growth in 2004.  $97.2 million was attributable to the merger of MidSouth TX, formerly Lamar Bank, and $34 million was the result of a campaign introducing the Platinum Money Market accounts for retail and commercial customers.  Certificates of deposits increased $2.3 million in 2006.  During 2006, the Company continued its focus on building core deposits, defined as all deposits other than CD's of $100,000 or more.  Core deposits remained stable at 92% of total deposits in 2006, compared to 92% at year-end 2005 and 90% at year-end 2004.  Strategically, to manage the margin and core deposit balances, the Company typically offers low to mid-market rates of CDs and has no brokered deposits.  Additional information on the Company's deposits appears in the Notes to the Company's Consolidated Financial Statements.

Table 11
Summary of Average Deposits (in thousands)
	2006		2005		2004
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
Non-interest bearing Demand deposits	$176,353	0.00%	$139,946	0.00%	$103,651	0.00%
Interest bearing deposits Savings, NOW, MMKT	388,880	3.11%	309,364	2.07%	229,809	1.10%
Time deposits	117,149	3.46%	117,635	2.60%	111,580	2.02%
Total	$682,382	2.37%	$566,945	2.21%	$445,040	1.07%

Table 12 Maturity Schedule Time Deposits of $100,000 or More (in thousands)
	2006	2005	2004
3 months or less	$16,836	$14,658	$21,039
3 months through 6 months	8,330	6,567	9,913
7 months through 12 months	18,388	8,499	9,487
Over 12 months	14,215	21,093	10,897
Total	$57,769	$50,817	$51,336

Borrowed Funds.  As of December 31, 2006, the Company had securities sold under repurchase agreements totaling $4.5 million and $5.7 million in short-term Federal Home Loan Bank advances.  At December 31, 2005, the Company had $1.7 million in securities sold under repurchase agreements and no advances with the Federal Home Loan Bank.

On September 20, 2004, the Company completed a second issuance of unsecured junior subordinated debentures in the amount of $8,248,000.  The $8.2 million in debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at December 31, 2006 was 7.865%.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

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

The ESOP notes held by MidSouth LA totaled $251,259 at December 31, 2006.  The ESOP obligations constitute a reduction of the Company's stockholders' equity because the primary source of loan repayment is contributions by the Bank to the ESOP; however, the loans are not guaranteed by the Company.  The ESOP notes are eliminated from total loans and long-term debt as an intercompany balance in the Company's December 31, 2006 and 2005 consolidated financial statements.

Capital. The Company and the Banks are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At December 31, 2006, the Company and the Banks were in compliance with statutory minimum capital requirements.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of December 31, 2006, the Company's Tier 1 capital to average adjusted assets (the "leverage ratio") was 8.34% as compared to 8.75% at December 31, 2005.  Tier 1 capital to risk weighted assets was 11.11% and 11.50% for 2006 and 2005, respectively.  Total capital to risk weighted assets was 11.96% and 12.35%, respectively, for the same periods.  For regulatory purposes, Tier 1 Capital includes $15,000,000 of junior subordinated debentures issued by the Company.  For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.  MidSouth LA's leverage ratio was 7.96% at December 31, 2006 compared to 8.12% at December 31, 2005. MidSouth TX’s leverage ratio at December 31, 2006 was 9.72% compared to 10.43% at December 31, 2005.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates.  The Banks are both classified as "well capitalized" as of December 31, 2006.  No significant restrictions are placed on the Banks as a result of this classification.

As discussed under the heading "Balance Sheet Analysis - Securities," $1,300,202 in unrealized losses on securities available-for-sale less a deferred tax asset of $442,069 was recorded as an addition to stockholders' equity as of December 31, 2006.  As of December 31, 2005, $1,564,688 in unrealized losses on securities available-for-sale, less a deferred tax asset of $531,994, was recorded as a reduction to stockholders' equity.  While the net unrealized loss or gain on securities available-for-sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios.  The net unrealized losses reported for December 31, 2006 and 2005, however, did affect the Company's equity to assets ratio for financial reporting purposes.  The ratio of equity to assets was 7.42% at December 31, 2006 and 7.61% at December 31, 2005.

Interest Rate Sensitivity.  Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest.  The initial step in the process of monitoring the Company’s interest rate sensitivity involves the preparation of a basic gap analysis of earning assets and interest bearing liabilities. The analysis presents differences in the repricing and maturity characteristics of earning assets and interest bearing liabilities for selected time periods.  During 2006, the Company utilized the IPS-Sendero model of asset and liability management.  The IPS-Sendero model uses basic gap data and additional information regarding rates and prepayment characteristics to construct an analysis that factors in repricing characteristics and cash flows from payments received on loans and mortgage-backed securities.  A consolidated gap analysis is presented in Table 13.  The cumulative one year gap position was approximately $2.0 million or .25% of total assets at December 31, 2006.

Table 13
Interest Rate Sensitivity and Gap Analysis Table December 31, 2006 (in thousands at book value)
	0-3 MOS	4-12 MO	1-5 YRS	>5YRS	Non-interest Bearing	Total
Assets
Interest bearing deposits	$40	-	-	-	-	$40
Federal funds sold	26,800	-	-	-	-	26,800
Investments
Investment securities	9,486	$14,027	$74,322	$71,502	-	169,337
Mortgage-backed securities	4,758	7,616	15,469	3,196	-	31,039
Loans
Home equity	3,692	576	1,941	1,036	-	7,245
Fixed rate	81,857	81,606	140,313	8,480	-	312,256
Variable rate	179,546	-	-	-	-	179,546
Other assets	-	-	-	-	$84,594	84,594
Net unrealized losses on securities available for sale	-	-	-	-	(858)	(858)
Allowance for loan losses	-	-	-	-	(4,977)	(4,977)
Total assets	$306,179	$103,825	$232,045	$84,214	$78,759	$805,022

Liabilities
NOW	$12,330	$30,382	$69,238	$17,473	-	$129,423
Savings and money market	232,606	17,220	28,992	4,419	-	283,237
CDs	38,018	59,100	23,604	157	-	120,879
Demand deposits	-	-	-	-	$182,641	182,641
Other liabilities	18,373	-	-	7,217	3,509	29,099
Net unrealized losses on securities available for sale	-	-	-	-	(858)	(858)
Stockholders’ equity	-	-	-	-	60,601	60,601
Total liabilities	$301,327	$106,702	$121,834	$29,266	$245,893	$805,022
Repricing/maturity gap:
Period	$4,852	$(2,877)	$110,211	$54,948	$(167,134)
Cumulative	$4,852	$1,975	$112,186	$167,134	-

Cumulative Gap/Total Assets	0.60%	0.25%	13.94%	20.76%

Net Interest Income at Risk

Changes in Interest Rates	Estimated Increase/Decrease in NII at December 31, 2006
Up 200 basis points	12.23%
Up 100 basis points	6.12%
Down 100 basis points	-6.05%
Down 200 basis points	-12.35%

With the exception of NOW, money market, and savings deposits, Table 13 presents interest bearing liabilities on a contractual basis.  While NOW, money market, and savings deposits are contractually due on demand, historically, the Company has experienced stability in these deposits despite changes in market rates.  Presentation of these deposits in the table, therefore, reflects delayed repricing, or decay rates, throughout the time horizon.  Due to the weekly repricing of a majority of the money market accounts, the decay rate was changed in 2006.  The change resulted in placement of these money market dollars in the 0-3 months maturity timeframe.

The Sendero model also uses the gap analysis data in Table 5 and additional information regarding rates and payment characteristics to perform three simulation tests.  The tests use market data to perform rate shock, rate cycle, and rate forecast simulations to measure the impact of changes in interest rates, the yield curve, and interest rate forecasts on net interest income and economic value of equity.  Results of the simulations at December 31, 2006 were within policy guidelines.  Table 13 includes a schedule of the estimated percentage changes in net interest income due to changes in interest rates of –200, -100, +100, and +200 basis points as determined through the rate shock analysis.  The results of the simulations are reviewed quarterly and discussed at Funds Management committee meetings of the Company’s Board of Directors.

The Company does not invest in derivatives and has none in its securities portfolio.

Liquidity

Bank Liquidity.  Liquidity is the availability of funds to meet contractual obligations as they become due and to fund operations.  The Banks’ primary liquidity needs involve their ability to accommodate customers’ demands for deposit withdrawals as well as customers’ requests for credit.  Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Banks.

Liquidity is provided primarily by three sources:  a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  The Company's core deposits are its most stable and important source of funding.  Further, the low variability of the core deposit base lessens the need for liquidity.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity for the Banks.  A minimum of $32.6 million in projected cash flows from securities during 2007 provides an additional source of liquidity.  The Banks also have significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks.

Parent Company Liquidity.  At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and to pay dividends on common stock.  The parent company issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001, the terms of which are described in the Notes to the Company’s Consolidated Financial Statements.  Dividends from MidSouth LA totaling $2,500,000 provided additional liquidity for the parent company in both 2006 and 2005. As of January 1, 2007, the Banks had the ability to pay dividends to the parent company of approximately $16 million without prior approval from its primary regulator.  As a publicly traded company, the Company also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth of the company.

Dividends.  The primary source of cash dividends on the Company's common stock is dividends from the Banks. The Banks have the ability to declare dividends to the parent company without prior approval of primary regulators.  However, the Banks’ ability to pay dividends would be prohibited if the result would cause the Banks’ regulatory capital to fall below minimum requirements.

Cash dividends totaling $1,463,373 and $1,425,326 were declared to common stockholders during 2006 and 2005, respectively.  It is the intention of the Board of Directors of the Company to continue to pay quarterly dividends on the common stock at the rate of $.06 per share.  A special dividend of $.03 per share was paid in addition to the regular $.06 per share dividend for the fourth quarter of 2006 to shareholders of record on December 14, 2006.

Contractual Obligations

In the normal course of business the Company uses various financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.  Additional information regarding contractual obligations appears in the Notes to the Company’s Consolidated Financial Statements.  The following table presents the Company’s significant contractual obligations as of December 31, 2006.

Table 14
Contractual Obligations (in thousands)
	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Certificates of Deposit	$122,339	$94,300	$24,853	$3,013	$173
Federal Home Loan Bank advances	5,650	5,650	-	-	-
Long-Term Debt Obligations	15,465	-	-	-	15,465
Operating Lease Obligations	11,136	1,011	2,121	1,747	6,257
Total	$154,590	$100,961	$26,974	$4,760	$21,895

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

ITEM 7A– Quantitative and Qualitative Disclosures about Market Risk

Information regarding market risk appears under the heading “Interest Rate Sensitivity” under Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations included in this filing.

Item 8 – Financial Statements and Supplementary Data

Consolidated Balance Sheets
December 31, 2006 and 2005
	2006	2005
Assets
Cash and due from banks, including required reserves of $4,002,000 and $2,852,000, respectively	$30,564,604	$25,973,101
Interest bearing deposits in banks	39,737	323,901
Federal funds sold	26,800,000	26,140,000
Investment securities available-for-sale at fair value (amortized cost of $181,973,949 and $140,993,092, respectively)	180,673,747	139,428,403
Investment securities held-to-maturity (estimated fair value of $16,166,937 and $20,151,389, respectively)	15,900,611	19,611,230
Loans, net of allowance for loan losses of $4,976,857 and $4,354,530, respectively	494,068,845	438,439,219
Other investments	2,501,150	2,011,403
Accrued interest receivable	5,491,730	4,919,294
Premises and equipment, net	30,609,332	23,606,039
Goodwill, net	9,271,432	9,271,432
Intangibles	685,932	985,264
Cash surrender value of life insurance	4,068,116	3,794,510
Other assets	4,346,450	4,310,625

Total assets	$805,021,686	$698,814,421

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$182,595,931	$177,946,159
Interest bearing	533,583,610	446,991,941
Total deposits	716,179,541	624,938,100
Securities sold under repurchase agreements	4,474,786	1,731,797
Federal Home Loan Bank Advances	5,650,000	-
Accrued interest payable	1,196,822	936,584
Junior subordinated debentures	15,465,000	15,465,000
Other liabilities	2,312,061	2,557,372

Total liabilities	745,278,210	645,628,853

Stockholders’ equity:
Common stock, $.10 par value 10,000,000 shares authorized; 6,355,946 and 6,257,621 issued and 6,236,989 and 6,189,181 outstanding at December 31, 2006 and 2005, respectively	635,595	625,762
Additional paid-in capital	42,907,597	41,785,007
Unearned ESOP shares	(251,259)	(47,194)
Accumulated other comprehensive loss	(858,133)	(1,032,694)
Treasury stock, at cost; 118,957 and 68,440 shares in 2006 and 2005, respectively	(2,518,411)	(1,229,213)
Retained earnings	19,828,087	13,083,900
Total stockholders’ equity	59,743,476	53,185,568
	$805,021,686	$698,814,421

See notes to consolidated financial statements

Consolidated Statement of Earnings
December 31, 2006, 2005 and 2004
	2006	2005	2004
Interest Income:
Loans, including fees	$41,144,637	$32,332,415	$22,347,531
Investment securities:
Taxable	4,551,581	3,172,544	2,867,379
Nontaxable	3,405,140	2,706,775	2,413,688
Federal funds sold	1,133,746	343,842	116,972

Total interest income	50,235,104	38,555,576	27,745,570

Interest expense:
Deposits	16,137,839	9,457,858	4,773,123
Securities sold under repurchase agreements, federal funds purchased and advances	183,663	145,811	104,129
Junior subordinated debentures	1,329,626	1,183,473	816,145

Total interest expense	17,651,128	10,787,142	5,693,397

Net interest income	32,583,976	27,768,434	22,052,173

Provision for loan losses	850,000	979,737	991,480

Net interest income after provision for loan losses	31,733,976	26,788,697	21,060,693

Non-interest income:
Service charges on deposit accounts	8,756,937	8,282,666	6,948,572
(Losses) gains on sale of investment securities, net	(7,553)	385	132,450
Other charges and fees	3,588,352	3,966,557	2,139,906

Total non-interest income	12,337,736	12,249,608	9,220,928

Non-interest expenses:
Salaries and employee benefits	16,329,257	13,823,367	10,219,879
Occupancy expense	6,487,574	5,615,131	4,314,793
Other	10,307,308	9,887,775	6,325,187

Total non-interest expense	33,124,139	29,326,273	20,859,859

Earnings before income taxes	10,947,573	9,712,032	9,421,762

Income tax expense	2,727,523	2,438,165	2,442,331

Net earnings	$8,220,050	$7,273,867	$6,979,431

Earnings per common share:
Basic	$1.32	$1.19	$1.24
Diluted	$1.30	$1.15	$1.18

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
December 31, 2006, 2005 and 2004
	2006	2005	2004
Net Earnings	$8,220,050	$7,273,867	$6,979,431
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the year net of income tax (benefit) of $87,357, ($723,706) and ($222,316), respectively	169,576	(1,404,842)	(431,555)
Reclassification adjustment for gains (losses) included in net earnings, net of income tax (benefit) of ($2,568), $131 and $45,033, respectively	4,985	(254)	(87,417)

Total other comprehensive income (loss)	174,561	(1,405,096)	(518,972)

Total comprehensive income	$8,394,611	$5,868,771	$6,460,459

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
December 31, 2006, 2005 and 2004

	Common Stock		Additional		Unrealized Gains(Losses) On Securities
	Shares	Amount	Paid-in Capital	ESOP Obligation	Available- For-Sale	Treasury Stock	Retained Earnings	Total
Balance December 31, 2003	4,936,219	$493,622	$18,560,257	$(82,724)	$891,374	$(106,922)	$12,472,300	$32,227,907
Exercise of stock options	37,905	3,790	131,114	-	-	-	-	134,904
Dividends on common stock- $.19 per share	-	-	-	-	-	-	(1,112,360)	(1,112,360)
Issuance of common stock in connection with acquisition of MidSouth TX Bancshares	634,327	63,433	11,246,437	-	-	-	-	11,309,870
Tax benefit resulting from exercise of stock options	-	-	57,202	-	-	-	-	57,202
Purchase of treasury stock, 37,342 shares	-	-	-	-	-	(653,065)	-	(653,065)
Cash paid for fractional shares in connection with stock dividend	-	-	-	-	-	-	(9,426)	(9,426)
Net earnings	-	-	-	-	-	-	6,979,431	6,979,431
ESOP obligation repayments	-	-	140,000	17,410	-	-	-	157,410
Change in accumulated other comprehensive income	-	-	-	-	(518,972)	-	-	(518,972)
Balance December 31, 2004	5,608,451	560,845	30,135,010	(65,314)	372,402	(759,987)	18,329,945	48,572,901
Dividends on common stock - $.23 per share	-	-	-	-	-	-	(1,425,326)	(1,425,326)
Exercise of stock options	88,803	8,880	379,239	-	-	-	-	388,119
Cash paid for fractional shares in connection with stock dividend	560,367	56,037	11,027,909	-	-	-	(11,094,586)	(10,640)
Tax benefit resulting from exercise of stock options	-	-	265,849	-	-	-	-	265,849
Purchase of treasury stock, 27,341 shares	-	-	-	-	-	(469,226)	-	(469,226)
Net earnings	-	-	-	-	-	-	7,273,867	7,273,867
ESOP obligation, repayments	-	-	(23,000)	18,120	-	-	-	(4,880)
Change in accumulated other comprehensive income	-	-	-	-	(1,405,096)	-	-	(1,405,096)
Balance December 31, 2005	6,257,621	625,762	41,785,007	(47,194)	(1,032,694)	(1,229,213)	13,083,900	53,185,568
Dividends on common stock - $.23 per share	-	-	-	-	-	-	(1,463,373)	(1,463,373)
Cash paid for fractional shares in connection with stock dividend	-	-	-	-	-	-	(12,490)	(12,490)
Exercise of stock options	98,325	9,833	340,803	-	-	-	-	350,636
Tax benefit resulting from exercise of stock options	-	-	614,823	-	-	-	-	614,823
Purchase of treasury stock, 50,517 shares	-	-	-	-	-	(1,289,198)	-	(1,289,198)
Net earnings	-	-	-	-	-	-	8,220,050	8,220,050
Increase in ESOP obligation, net of repayments	-	-	-	(204,065)	-	-	-	(204,065)
Excess of market value over book value of ESOP shares released, net adjustment	-	-	90,000	-	-	-	-	90,000
Stock option expense	-	-	76,964	-	-	-	-	76,964
Change in accumulated other comprehensive income	-	-	-	-	174,561	-	-	174,561
Balance December 31, 2006	6,355,946	$635,595	$42,907,597	$(251,259)	$(858,133)	$(2,518,411)	$19,828,087	$59,743,476

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
December 31, 2006, 2005 and 2004
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$8,220,050	$7,273,867	$6,979,431
Adjustments to reconcile net earnings to net cash providedby operating activities:
Depreciation and amortization	2,713,395	2,293,405	1,668,605
Provision for loan losses	850,000	979,737	991,480
Deferred income taxes	152,200	418,201	(516,895)
Amortization of premiums on securities, net	710,906	845,189	1,060,410
Loss (gain) on sales of investment securities	7,553	(385)	(2,350)
Net loss on sale of OREO	14,185	-	-
Impairment on premises and equipment	247,678	-	-
Stock option compensation expense	76,964	-	-
Gain on redemption of other investments	-	-	(130,100)
Change in accrued interest receivable	(572,436)	(1,038,819)	(482,714)
Change in accrued interest payable	260,238	185,472	(31,968)
Change in other assets and liabilities, net	(409,043)	(220,693)	(180,938)
Net cash provided by operating activities	12,271,690	10,735,974	9,354,961
Cash flows from investing activities, net of effect of acquisitions:
Proceeds from sales of investment securities available-for-sale	2,988,590	9,099,585	367,450
Proceeds from maturities and calls of investment securities available-for-sale	46,081,987	36,786,316	42,389,284
Proceeds from maturities of investment securities held-to-maturity	3,719,900	2,452,643	514,937
Purchases of investment securities available-for-sale	(90,778,722)	(44,253,594)	(50,961,677)
Proceeds from redemption of other investments	598,000	1,162,000	1,177,400
Purchases of other investments	(1,088,200)	(621,350)	(1,122,306)
Net change in loans	(57,127,208)	(56,968,279)	(43,657,489)
Purchases of premises and equipment	(9,665,034)	(6,550,258)	(3,705,200)
Proceeds from sale of premises and equipment	-	39,300	-
Proceeds from sales of other real estate owned	158,950	472,835	694,814
Cash paid in business acquisition	-	-	(5,563,977)
Net cash used in investing activities	(105,111,737)	(58,380,802)	(59,866,764)
Cash flows from financing activities, net of effect of acquisitions:
Change in deposits	91,241,441	94,555,308	58,837,310
Change in repurchase agreements	2,742,989	(2,180,427)	(530,279)
Change in federal funds purchased	-	(8,500,000)	(3,125,218)
Proceeds from FHLB advances	31,450,000	-	-
Repayments of FHLB advances	(25,800,000)	-	(7,500,000)
Proceeds from issuance of junior subordinated debentures	-	-	8,000,000
Purchase of treasury stock	(1,289,198)	(469,226)	(653,065)
Proceeds from exercise of stock options	965,459	653,968	134,904
Payment of dividends on common stock	(1,490,815)	(1,364,003)	(1,086,024)
Cash paid for fractional shares	(12,490)	(10,640)	(9,426)
Net cash provided by financing activities	97,807,386	82,684,980	54,068,202
Net increase in cash and cash equivalents	4,967,339	35,040,152	3,556,399
Cash and cash equivalents, beginning of year	52,437,002	17,396,850	13,840,451
Cash and cash equivalents, end of year	$57,404,341	$52,437,002	$17,396,850
Supplemental cash flow information:
Interest paid	$17,390,890	$10,601,670	$5,661,429
Income taxes paid	$2,463,000	$2,495,000	$2,365,000
Noncash investing and financing activities:
Change in unrealized gains (losses) on securities available-for-sale, net of tax	$169,576	$(1,404,842)	$(431,555)
Transfer of loans to other real estate	$444,000	$188,000	$549,000

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of MidSouth Bancorp, Inc. (the Company) and its wholly owned subsidiaries MidSouth Bank, N.A. (“MidSouth LA”), and MidSouth Bank (“MidSouth TX”) (the “Banks”), and Financial Services of the South, Inc. (the “Finance Company”), which has liquidated its loan portfolio. All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company is subject to regulation under the Bank Holding Company Act of 1956.  MidSouth LA is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  MidSouth TX is subject to regulation by the Texas Department of Banking and the FDIC.

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

The accounting principles followed by the Company and its subsidiaries, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry.  In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements.  Actual results could differ significantly from those estimates.  Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with the realization of deferred tax assets related to goodwill and other intangibles which are based on future and taxable income.  A summary of significant accounting policies follows:

Investment Securities—Securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the classification of securities into one of three categories: trading, available-for-sale, or held-to-maturity.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. The Company had no trading account securities during the three years ended December 31, 2006. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity until realized.

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

Generally, loans of all types which become 90 days delinquent are either in the process of collection through repossession or foreclosure or, alternatively, are deemed currently uncollectible. Loans deemed currently uncollectible are charged-off against the allowance account. As a matter of policy, loans are placed on non-accrual status where doubt exists as to collectibility.

Allowance for Loan Losses—The allowance for loan losses is a valuation account available to absorb probable losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance for loan losses at the time of recovery. Periodically during the year, management estimates the probable level of losses in the existing portfolio through consideration of such factors including, but not limited to, past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Based on these estimates, the allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

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

The Company recognized impairment on the network and telephone system during 2006 as the result of a decision to upgrade the system in the subsequent fiscal year. The equipment is considered held for sale by the Company at December 31, 2006.  In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, a provision of $247,678 for impairment was recorded in 2006 for the loss on the sale of equipment estimated by management.

Other Real Estate Owned—Real estate properties acquired through, or in lieu of, loan foreclosures are initially recorded at the lower of carrying value or fair value less estimated costs to sell. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are charged to earnings.

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

Stock-Based Compensation—The Company adopted SFAS No. 123R, Share-based Payment, (Revised December 2004) in the fiscal year ended December 31, 2006.  SFAS No. 123R eliminates the ability to account for stock-based compensation using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  The provisions of this Statement have been applied on a modified prospective basis and became effective in the current fiscal year for all equity awards granted.

Basic and Diluted Earnings Per Common Share—Basic earnings per common share (EPS) excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed by dividing net earnings by the total of the weighted-average number of shares outstanding plus the effect of outstanding options.  In 2006, the Company declared a 25% stock dividend, a 10% stock dividend in 2005, and a 25% stock dividend in 2004.  All share and per share information has been adjusted to give retroactive effect to the stock dividends. The amounts of common stock and additional paid-in capital have been adjusted to give retroactive effect to the stock dividends.

Comprehensive Income—GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net earnings, are components of comprehensive income.  The Company presents comprehensive income in a separate consolidated statement of comprehensive income.

Statements of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

Recent Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements.  FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination.  If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement.  Any difference between the tax position taken in the tax return and the tax position recognized in the financial statements using the criteria above results in the recognition of a liability in the financial statements for the unrecognized benefit.  Similarly, if a tax position fails to meet the more-likely-than-not recognition threshold, the benefit taken in a tax return will also result in the recognition of a liability in the financial statements for the full amount of the unrecognized benefit.  FIN 48 will be effective for fiscal years beginning after December 15, 2006.  The Company does not anticipate the adoption of this new accounting principle to have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS No. 157 is effective for the fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not anticipate the adoption of this new accounting principle to have a material effect on its financial position, results of operations, or cash flows.

In September 2006, the FASB ratified the consensus the EITF reached regarding EITF No.06-5, Accounting for Purchases of Life Insurance — Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4 (“EITF 06-5”). The EITF concluded that a policy holder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. This interpretation is effective for the Company beginning in fiscal year 2007. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations, or cash flows.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2006.

2.  INVESTMENT SECURITIES

The portfolio of securities consisted of the following:
	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value

U.S. Treasury Securities	$1,999,658	-	$14,038	$1,985,620
U.S. Government agencies and SBA loans	51,687,596	24,158	431,553	51,280,201
Obligations of states and political subdivisions	96,246,384	313,280	884,158	95,675,506
Mortgage-backed securities	30,171,288	64,773	347,694	29,888,367
Collateralized mortgage obligations	867,994	-	13,711	854,283
Corporate securities	1,001,029	-	11,259	989,770

	$181,973,949	$402,211	$1,702,413	$180,673,747

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale	Cost	Gains	Losses	Fair Value

U.S. Treasury Securities	$1,998,754	-	$32,494	$1,966,260
U.S. Government agencies and SBA loans	39,081,128	20,578	602,657	38,499,049
Obligations of states and political subdivisions	62,068,957	251,978	787,709	61,533,226
Mortgage-backed securities	33,989,776	124,842	399,193	33,715,425
Collateralized mortgage obligations	1,104,119	-	18,553	1,085,566
Corporate securities	2,750,358	1,064	122,545	2,628,877

	$140,993,092	$398,462	$1,963,151	$139,428,403

December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
Held-to-maturity	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$15,900,611	$266,326	-	$16,166,937

December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
Held-to-maturity	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$19,611,230	$540,724	$565	$20,151,389

The amortized cost and fair value of securities at December 31, 2006 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-sale	Amortized Cost	Fair Value

Due in one year or less	$21,635,525	$21,488,165
Due after one year through five years	67,757,754	67,144,991
Due after five years through ten years	40,695,218	40,588,630
Due after ten years	20,846,170	20,709,311
Mortgage-backed securities and collateralized mortgage obligations	31,039,282	30,742,650

	$181,973,949	$180,673,747

Held-to-maturity	Amortized Cost	Fair Value

Due in one year or less	$4,524,120	$4,543,526
Due after one year through five years	8,355,103	8,526,147
Due after five years through ten years	3,021,388	3,097,264

	$15,900,611	$16,166,937

Details concerning investment securities with unrealized losses as of December 31, 2006 are as follows:

	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	-	-	$1,985,620	$14,038	$1,985,620	$14,038
U.S. Government agencies and SBA loans	$12,932,160	$56,927	29,347,211	374,626	42,279,371	431,553
Obligations of states and political subdivisions	25,862,996	308,244	41,189,137	575,914	67,052,133	884,158
Mortgage-backed securities	4,318,678	26,913	18,291,817	320,781	22,610,495	347,694
Collateralized mortgage obligations	1,215	1	483,747	13,710	484,962	13,711
Corporate securities	-	-	989,770	11,259	989,770	11,259
	$43,115,049	$392,085	$92,287,302	$1,310,328	$135,402,351	$1,702,413

Details concerning investment securities with unrealized losses as of December 31, 2005 are as follows:

	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Treasury securities	-	-	$1,966,260	$32,494	$1,966,260	$32,494
U.S. Government agencies and SBA loans	$13,574,228	$111,597	21,507,270	491,060	35,081,498	602,657
Obligations of states and political subdivisions	22,172,707	264,195	27,292,652	523,514	49,465,359	787,709
Mortgage-backed securities	15,896,038	188,612	7,215,301	210,581	23,111,339	399,193
Collateralized Mortgage Obligations	1,713	1	1,083,853	18,552	1,085,566	18,553
Corporate securities	1,536,115	16,023	540,375	106,522	2,076,490	122,545
	$53,180,801	$580,428	$59,605,711	$1,382,723	$112,786,512	$1,963,151
Held-to-Maturity:
Obligations of state and political subdivisions	$251,540	$565	-	-	$251,540	$565

Management evaluates whether unrealized losses on securities represent impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to operations. In making this evaluation, management considers changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. Management then assesses the likelihood of a recovery in fair value and the length of time over which a recovery would occur, which could extend the holding period. Finally, management determines whether there is both the ability and intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary.

The unrealized losses at December 31, 2006 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2006, management had both the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary. No impairment losses were recognized during the years ended December 31, 2006, 2005, or 2004.

At December 31, 2006, the one U.S. Treasury security held by the Company had an unrealized loss.  Of the securities issued by U.S. Government agencies and SBA, 18 out of 23 securities contained unrealized losses, while 138 out of 266 securities issued by state and political subdivisions contained unrealized losses.  Of the mortgage-backed securities, 27 out of 59 contained unrealized losses.  In the collateralized mortgage obligations, 2 out of 3 contained unrealized losses and the one corporate security contained unrealized losses at December 31, 2006.

Proceeds from sales of securities available-for-sale during 2006, 2005, and 2004 were $2,988,590, $9,099,585, and $1,544,850, respectively. Gross gains of $-0-, $38,691, and $132,450 were recognized on sales in 2006, 2005, and 2004, respectively.  Gross losses of $7,553, $38,306, and $-0- were recognized on sales in 2006, 2005, and 2004, respectively.

Securities with an aggregate carrying value of approximately $52,552,000 and $55,700,000 at December 31, 2006 and 2005 were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3.  LOANS

The loan portfolio consisted of the following:

	December 31,
	2006	2005
Commercial, financial and agricultural	$155,097,757	$153,736,967
Lease financing receivable	7,902,340	6,107,893
Real estate – mortgage	192,583,037	170,895,307
Real estate – construction	64,126,404	39,201,776
Installment loans to individuals	78,612,660	72,229,669
Other	723,504	622,137
	499,045,702	442,793,749
Less allowance for loan losses	(4,976,857)	(4,354,530)
	$494,068,845	$438,439,219

The amounts reported in other loans at December 31, 2006 and 2005 represented the total DDA overdraft deposits reported for each period.

An analysis of the activity in the allowance for loan losses is as follows:

	December 31,
	2006	2005	2004
Balance, beginning of year	$4,354,530	$3,850,636	$2,789,761
Provision for loan losses	850,000	979,737	991,480
Recoveries	314,140	226,280	181,941
Loans charged-off	(541,813)	(702,123)	(1,067,485)
General allowance for loan losses acquired in business combination	-	-	954,939
Balance, end of year	$4,976,857	$4,354,530	$3,850,636

During the years ended December 31, 2006, 2005 and 2004, there were approximately $444,000, $188,000 and $549,000, respectively, of net transfers from loans to other real estate owned.

During the fourth quarter of 2005, an analysis was performed and the Company’s officers consulted with their customers to assess credit-related risks resulting from the two hurricanes that hit the Gulf Coast in late August and September of 2005.  After completing the assessment, a provision totaling $300,000 was added to the allowance for loan losses for probable storm-related losses in agricultural credits.

As of December 31, 2006 and 2005, loans outstanding to directors, executive officers, and their affiliates were $4,989,752 and $4,686,424, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2006 activity with respect to these related party loans is as follows:

Balance, beginning of year	$4,686,424
New loans	3,305,206
Repayments	(3,001,878)
Balance, end of year	$4,989,752

Non-accrual and renegotiated loans amounted to approximately $1,792,786 and $666,000 at December 31, 2006 and 2005, respectively.  Loans past due ninety days or more and still accruing interest totaled $97,676 and $2,510,793 at December 31, 2006 and 2005, respectively. The Company’s other individually evaluated impaired loans were not significant at December 31, 2006 and 2005. The related allowance amounts on impaired loans were not significant and there was no significant change in these amounts during the years ended December 31, 2006, 2005, or 2004. The amount of interest not accrued on these loans did not have a significant effect on net income in 2006, 2005, or 2004.

4.  PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2006	2005
Land	$7,714,257	$4,107,895
Buildings and improvements	16,931,022	12,940,620
Furniture, fixtures and equipment	13,260,191	11,531,359
Automobiles	520,937	456,274
Leasehold improvements	2,275,840	1,907,113
Construction-in-process	3,134,586	3,532,125
Reserve for impairment	(247,678)	-
	43,589,155	34,475,386
Less accumulated depreciation and amortization	(12,979,823)	(10,869,347)
	$30,609,332	$23,606,039

Depreciation expenses totaled approximately $2,417,000, $1,898,000, and $1,498,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

During the fiscal year ended December 31, 2006, the Company and its Board of Directors approved the purchase and installation of a network and telephone system beginning in January 2007.  Upon complete installation of the new system, the existing equipment will become obsolete to the Company’s operations and retired.  Under the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company anticipates an impairment loss on the sale of the asset.  A provision for impairment in the amount of $247,678 was recorded in the year ended December 31, 2006 to reflect the fair value of the equipment held for sale.  The Company is actively marketing the existing equipment in its current condition.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Beginning balance	$9,271,432	$9,175,488
Purchase adjustments	-	95,944
Ending balance	$9,271,432	$9,271,432

Goodwill is recorded on the acquisition date of each entity.  The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes; therefore, the goodwill amounts recorded at December 31, 2004 were adjusted accordingly in 2005.

A summary of core deposit intangible assets as of December 31, 2006 and 2005:

	2006	2005
Gross carrying amount	$1,749,749	$1,749,749
Less accumulated amortization	(1,063,817)	(764,485)
Net carrying amount	$685,932	$985,264

Amortization expense on the core deposit intangible assets totaled $299,332 in 2006, $483,106 in 2005, and $182,860 in 2004.  Amortization of the core deposit intangible assets is estimated to be approximately $200,000 in 2007, $155,000 in 2008, $122,000 in 2009, $97,000 in 2010, $78,000 in 2011, and the remainder of $34,000 in 2012.

6. DEPOSITS

Deposits consisted of the following:

	December 31,
	2006	2005
Non-interest bearing	$182,595,931	$177,946,159
Savings and money market	281,821,588	217,167,029
NOW accounts	129,422,863	109,818,788
Time deposits under $100,000	64,570,462	69,189,527
Time deposits over $100,000	57,768,697	50,816,597
	$716,179,541	$624,938,100

A total of $94,300,476 of time deposits mature in 2007, $20,944,606 in 2008, $3,908,856 in 2009, $2,049,975 in 2010, and $1,135,246 in 2011 and thereafter.

Deposits from related parties totaled approximately $23,108,000 at December 31, 2006.

7.  FHLB ADVANCES AND JUNIOR SUBORDINATED DEBENTURES

FHLB advances and Junior Subordinated Debentures consisted of the following:

	December 31,
	2006	2005
FHLB advances	$5,650,000	-
Junior Subordinated Debentures	15,465,000	$15,465,000
	$21,115,000	$15,465,000

The FHLB advances totaled $5,650,000 at December 31, 2006 and included five 14-day advances with maturities ranging from January 3, 2007 to January 11, 2007.  The average rate paid on the advances was 5.29%.  The advances were used for liquidity purposes.

On September 20, 2004, the Company issued, through a wholly-owned statutory business trust, $8,248,000 of unsecured junior subordinated debentures at a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at December 31, 2006 was 7.865%. The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

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

In accordance with FASB Interpretation No. 46, the Trusts are not consolidated with the Company.  Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts, as these are not eliminated in the consolidation.  The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations qualify for Tier 1 capital for regulatory capital purposes.

8.  COMMITMENTS AND CONTINGENCIES

At December 31, 2006, future annual minimum rental payments due under noncancellable operating leases are as follows:

2007	$1,011,320
2008	1,069,252
2009	1,052,178
2010	987,883
2011	759,323
Thereafter	6,256,372
$11,136,328

Rental expense under operating leases for 2006, 2005, and 2004 was approximately $996,000, $830,000, and $689,000, respectively. Sublease income for 2006, 2005, and 2004 was approximately $2,400, $2,000, and $5,000, respectively.

The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

At December 31, 2006, the Company had borrowing lines available through the Banks with the FHLB of Dallas and other correspondent banks.  MidSouth LA had approximately $104,810,000 available, subject to available collateral, under a secured line of credit with the FHLB of Dallas.  An additional line of credit available through a primary correspondent bank for overnight borrowing was approximately $15,600,000 at December 31, 2006 and $14,100,000 at December 31, 2005.  There were no purchases of Federal funds against these lines on December 31, 2006 or 2005. At December 31, 2006, MidSouth TX had a $24,079,000 secured line of credit, subject to available collateral, with the FHLB of Dallas.  Advances against this line totaled $5,650,000 at December 31, 2006.

In 2006, the Company purchased land for a future branch location in Baton Rouge, Louisiana for approximately $2,325,000.  The Company engaged a general contractor for construction of the building.  The total commitment is for approximately $1,451,000; the Company paid $386,358 on the contract in 2006.  Completion of the construction is estimated to be in May 2007.

The Company also purchased land in 2006 for a future branch location in Lake Charles, Louisiana for approximately $528,000.  In 2006, the Company entered into a contract for building construction for approximately $1,669,000.  Estimated completion is predicted to be in October 2007.

Land was purchased in Conroe, Texas for another future branch location for approximately $773,000 in 2006.  The Company engaged a general contractor for construction of the building.  The commitment is for approximately $1,375,000. In 2006, the Company paid $101,399 on the commitment.  Completion of the construction is estimated to be in July 2007.

9.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,504,000	$1,217,000
Unrealized losses on securities	442,100	532,000
Other	251,000	213,000
Total deferred tax assets	2,197,100	1,962,000
Deferred tax liabilities:
Premises and equipment	1,600,200	1,093,000
FHLB stock dividends	46,000	181,000
Other	98,600	298,000
Total deferred tax liabilities	1,744,800	1,572,000

Net deferred tax asset	$452,300	$390,000

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2006. Therefore, no valuation allowance is necessary at this time.

Components of income tax expense are as follows:

	2006	2005	2004
Current	$2,879,723	$2,856,366	$1,925,436
Deferred expense (benefit)	(152,200)	(418,201)	516,895
	$2,727,523	$2,438,165	$2,442,331

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on income as follows:

	December 31,
	2006	2005	2004
Taxes calculated at statutory rate	$3,722,174	$3,294,637	$3,203,399
Increase (decrease) resulting from:
Tax-exempt interest, net	(1,020,780)	(835,546)	(773,646)
Other	26,129	(20,926)	12,578
	$2,727,523	$2,438,165	$2,442,331

The deferred income tax expense (benefit) relating to unrealized holding gains (losses) on securities available-for-sale included in other comprehensive income amounted to $87,357 in 2006, ($723,706) in 2005 and ($222,316) in 2004. Income taxes (benefit) relating to gains or losses on sales of securities amounted to ($2,568) in 2006, $131 in 2005 and $45,033 in 2004.

10.  EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.  On February 3, 2006, the ESOP borrowed $300,000 under a second note payable to MidSouth Bank, N.A. for the purpose of purchasing additional shares of MidSouth Bancorp, Inc.’s common stock.  The note payable matures February 15, 2009 and has an interest rate of 6.50%.  A total of 13,710 shares at $21.88 per share were purchased with loan proceeds on February 3, 2006.  The balances of the notes receivable from the ESOP were $251,259 and $47,194 at December 31, 2006 and 2005, respectively.  Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity.  In accordance with the American Institute of Certified Public Accountants’ Statement of Position 93-6 (SOP), compensation costs relating to shares purchased are based on the market price of the shares on the date released for allocation and the related unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  ESOP compensation expense for 2006 was $480,000.  ESOP compensation expense was $280,000 in 2005, net of a $70,000 adjustment for excess compensation expense included in the $350,000 expense recorded in 2004.  The cost basis of the shares released was $12.55 per share for 2006 and $4.58 per share for both 2005 and 2004.  ESOP shares as of December 31, 2006 and 2005 were as follows:

	2006	2005
Allocated shares	484,485	474,389
Shares released for allocation	7,645	3,958
Unreleased shares	16,373	10,309
Total ESOP shares	508,503	488,656

Fair value of unreleased shares at December 31	$510,183	$222,587

The Company has deferred compensation arrangements with certain officers, which will provide them with a fixed benefit after retirement. The Company had recorded a liability of approximately $501,000 at December 31, 2006 and $367,000 at December 31, 2005 in connection with these agreements.

The Company has a 401(k) retirement plan covering substantially all employees who have been employed with the Company for 90 days and meet certain other requirements.  Under this plan, employees can contribute a portion of their salary within the limits provided by the Internal Revenue Code into the plan.  The Company's contributions to this plan were $40,000 in 2006, $-0- in 2005, and $21,000 in 2004.

11.  EMPLOYEE STOCK PLANS

In May 1997, the stockholders of the Company approved the 1997 Stock Incentive Plan to provide incentives and awards for directors, officers, and employees of the Company and its subsidiaries. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination, or tandem basis. Options constitute both incentive stock options and non-qualified stock options.  A total of 8% of the Company’s common shares outstanding can be granted under the Plan.  The options have a term of ten years and vest 20% each year on the anniversary date of the grant.

The following table summarizes activity relating to the Plan:

	Options	Weighted
	Outstanding	Average Price

Balance December 31, 2003	370,826	$5.05

Exercised	(37,905)	3.53
Granted	18,305	20.65

Balance December 31, 2004	351,226	6.03

Exercised	(88,803)	4.37
Canceled	(2,664)	16.91
Granted	11,875	21.92

Balance December 31, 2005	271,634	7.16

Exercised	(98,325)	3.57
Granted	18,750	23.60

Balance December 31, 2006	192,059	$11.18

A summary of options outstanding as of December 31, 2006 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/06	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life	Number Outstanding at 12/31/06	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life

$3.53 - $5.87	35,513	$4.15	1.32	35,513	$4.15	1.32
$6.88 - $9.05	109,761	$7.77	4.26	89,537	$7.73	3.93
$20.66 - $29.50	46,785	$24.52	8.58	8,839	$21.00	7.64

$3.53 - $29.50	192,059	$11.18	4.77	133,889	$7.65	3.48

The aggregate intrinsic value of options exercisable at December 31, 2006, 2005, and 2004 are $3,147,268, $3,341,093, and $4,080,007, respectively.  The aggregate intrinsic value of options outstanding at December 31, 2006, 2005, and 2004, are $4,006,911, $3,924,316, and $4,798,050 respectively.

A summary of changes in unvested options for the periods ended December 31, 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
	Number	Average	Number	Average
	of	Grant Date	of	Grant Date
	Options	Fair Value	Options	Fair Value
Unvested options outstanding, beginning of year	67,525	$3.70	77,836	$3.08

Granted	18,750	6.58	11,875	6.12
Vested	(28,105)	3.17	(19,522)	2.53
Forfeited	-	-	(2,664)	4.72

Unvested options outstanding, end of year	58,170	$4.89	67,525	$3.70

As of December 31, 2006, there was a total of $296,391 in unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 5 years.  The total value of shares vested during the years ended December 31, 2006 and 2005 was $89,176 and $49,410, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Pricing Model. The following assumptions were made in estimating 2006 fair value:

Dividend Yield	1.5%
Expected Volatility	21%
Risk Free Interest Rates	4.0%
Expected Life in Years	8

The Company adopted Statement of SFAS No. 123R for the fiscal year ended December 31, 2006.  The provisions of this statement have been applied on a modified prospective basis and became effective in the current fiscal year for all equity awards granted.  For the year ended December 31, 2006, the compensation expense was recorded as $76,964.

The information for 2005 and 2004 had been disclosed, together with reported and pro forma figures for net income and earnings per share, in accordance with the original SFAS No. 123.  The information previously disclosed is set out below:

	2005	2004
Net income available to stockholders:
As reported	$7,273,867	$6,979,431
Pro forma	$7,198,572	$6,894,438

Basic income per common share:
As reported	$1.19	$1.24
Pro forma	$1.17	$1.22

Diluted income per common share:
As reported	$1.15	$1.18
Pro forma	$1.14	$1.17

The total intrinsic value of the options exercised for the years ended December 31, 2006, 2005 and 2004 were approximately $1,947,000, $1,457,000, and $626,000, respectively.

12.  STOCKHOLDERS’ EQUITY

The payment of dividends by the Banks to the Company is restricted by various regulatory and statutory limitations. At December 31, 2006, the Banks have approximately $16 million available to pay dividends to the Parent Company without regulatory approval.

13.  NET INCOME PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share:

	December 31,
	2006	2005	2004
Net Earnings	$8,220,050	$7,273,867	$6,979,431
Weighted average number of common shares outstanding used in computation of basic earnings per common share	6,210,235	6,133,171	5,631,782
Effect of dilutive securities: Stock options	109,096	177,780	243,983
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per common share	6,319,331	6,310,951	5,875,765

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

The Banks’ exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The Banks use the same credit policies, including considerations of collateral requirements, in making these commitments and conditional obligations as it does for on-balance sheet instruments.

	Contract or Notional
	Amount
	2006	2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$206,340,000	$141,515,000
Commercial letters of credit	24,433,000	9,874,766

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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.  Approximately 24% of these letters of credit were secured by marketable securities, cash on deposits, or other assets at December 31, 2006 and 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and to average assets (as defined).

As of December 31, 2006, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage capital ratios as set forth in the table (in thousands). There are no conditions or events since those notifications that management believes have changed the Banks’ category.

The Company’s and both of the Banks’ actual capital amounts and ratios are presented in the table below (in thousands):

					To be Well
			Required for		Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:

Total capital to risk weighted assets:
Company	$70,621	11.96%	$47,249	8.00%	N/A	N/A
MidSouth LA	$55,478	11.95%	$37,145	8.00%	$46,431	10.00%
MidSouth TX	$15,054	11.81%	$10,201	8.00%	$12,751	10.00%

Teir I capital to risk weighted assets:
Company	$65,644	11.11%	$23,625	4.00%	N/A	N/A
MidSouth LA	$51,419	11.07%	$18,573	4.00%	$27,859	6.00%
MidSouth TX	$14,136	11.09%	$5,100	4.00%	$7,651	6.00%

Tier I capital to average assets:
Company	$65,644	8.34%	$31,495	4.00%	N/A	N/A
MidSouth LA	$51,419	7.96%	$25,837	4.00%	$38,755	6.00%
MidSouth TX	$14,136	9.72%	$5,818	4.00%	$8,728	6.00%

					To be Well
			Required for		Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:

Total capital to risk weighted assets:
Company	$63,318	12.35%	$41,001	8.00%	N/A	N/A
MidSouth LA	$48,197	11.83%	$32,606	8.00%	$40,757	10.00%
MidSouth TX	$14,072	13.34%	$8,440	8.00%	$10,550	10.00%

Teir I capital to risk weighted assets:
Company	$58,963	11.50%	$20,501	4.00%	N/A	N/A
MidSouth LA	$44,515	10.92%	$16,303	4.00%	$24,454	6.00%
MidSouth TX	$13,399	12.70%	$4,220	4.00%	$6,330	6.00%

Tier I capital to average assets:
Company	$58,963	8.75%	$26,953	4.00%	N/A	N/A
MidSouth LA	$44,515	8.12%	$21,940	4.00%	$32,911	6.00%
MidSouth TX	$13,399	10.43%	$5,139	4.00%	$7,709	6.00%

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

Loans, net—For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair values for all other loans and leases are estimated based upon a discounted cash flow analysis, using interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality.

Other Investments— Other investments include Federal Reserve Bank and Federal Home Loan Bank stock and other correspondent bank stocks which have no readily determined market value and are carried at cost.

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

Federal Home Loan Bank Advances— Federal Home Loan Bank advances have short-term maturities and the carrying amount is a reasonable estimate of the fair value.

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

The estimated fair values of the Company’s financial instruments are as follows at December 31, 2006 and 2005 (in thousands):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$57,404	$57,404	$52,437	$52,437
Securities available-for-sale	180,674	180,674	139,428	139,428
Securities held-to-maturity	15,901	16,167	19,611	20,151
Loans, net	494,069	494,031	438,439	441,100
Other investments	2,501	2,501	2,011	2,011
Cash surrender value of life insurance policies	4,068	4,068	3,795	3,795
Financial liabilities:
Non-interest bearing deposits	182,596	182,596	177,946	177,946
Interest bearing deposits	533,584	534,607	446,992	446,899
Repurchase agreements	4,475	4,475	1,732	1,732
Federal Home Loan Bank Advances	5,650	5,650	-	-
Junior subordinated debentures	15,465	15,651	15,465	15,253

17.  OTHER NON-INTEREST INCOME AND EXPENSE

Components of other non-interest income that are greater than 1% of other interest income and non-interest income consisted of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

ATM and debit card income	$1,690,300	$1,266,096	$791,375
Mortgage and processing fees	440,151	620,707	510,496

Components of other non-interest expense that are greater than 1% of interest income and non-interest income consisted of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Professional fees	$1,088,334	$923,484	$648,673
Marketing expenses	2,134,140	2,013,123	1,277,151
Data processing	436,121	520,005	310,678
Postage	527,284	546,291	407,577
Printing and supplies	696,700	648,818	414,765

18.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

Balance Sheets
December 31, 2006 and 2005
	2006	2005
Assets

Cash and interest bearing deposits in banks	$742,214	$1,826,664
Other assets	295,931	311,775
Investment in and advances to subsidiaries	75,283,467	67,762,631

Total assets	$76,321,612	$69,901,070

Liabilities and Stockholders’ Equity

Liabilities:
Dividends payable	$572,035	$599,480
Junior subordinated debentures	15,465,000	15,465,000
ESOP obligation	251,259	47,194
Other	289,842	603,828

Total liabilities	16,578,136	16,715,502

Total stockholders’ equity	59,743,476	53,185,568

	$76,321,612	$69,901,070

Statements of Earnings
For the Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
Revenue:
Dividends from Banks and non-bank subsidiary	$2,500,000	$2,500,000	$3,800,000
Rental and other income	63,238	65,016	100,731

	2,563,238	2,565,016	3,900,731

Expenses:
Interest on short and long-term debt	1,370,771	1,219,991	816,145
Professional fees	252,973	180,723	145,546
Other expenses	225,985	223,365	179,840

	1,849,729	1,624,079	1,141,531

Earnings before equity in undistributed earnings of subsidiaries	713,509	940,937	2,759,200

Equity in undistributed earnings of subsidiaries	6,911,625	5,808,348	3,866,627

Income tax benefit	594,916	524,582	353,604
Net income	$8,220,050	$7,273,867	$6,979,431

Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
Cash flows from operating activities:
Dividends from Banks and non-bank subsidiary	$2,500,000	$2,500,000	$3,800,000
Other, net	(1,757,406)	(926,524)	(398,665)
Net cash provided by operating activities	742,594	1,573,476	3,401,335
Cash flows from investing activities consisting of investment in and advances to subsidiaries	-	(5,019)	(10,981,454)
Cash flows from financing activities:
Proceeds from exercise of stock options	965,459	653,968	134,904
Purchase of treasury stock	(1,289,198)	(469,226)	(674,259)
Payment of dividends	(1,490,815)	(1,364,003)	(1,086,024)
Cash for fractional shares	(12,490)	(10,640)	(9,426)
Proceeds from junior subordinated debentures, net	-	-	8,000,000
Net cash (used in) provided by financing activities	(1,827,044)	(1,189,901)	6,365,195
Net change in cash	(1,084,450)	378,556	(1,214,924)
Cash at beginning of year	1,826,664	1,448,108	2,663,032
Cash at end of year	$742,214	$1,826,664	$1,448,108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2004 was audited by other auditors whose report, dated March 25, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MidSouth Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of MidSouth Bancorp, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of MidSouth Bancorp, Inc.’s  internal control over financial reporting.

/s/ Porter Keadle Moore, LLP
Atlanta, Georgia
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders and Board of Directors
MidSouth Bancorp, Inc.
Lafayette, Louisiana

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that MidSouth Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  MidSouth Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that MidSouth Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO.  Also in our opinion, MidSouth Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and our report dated March 13, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ Porter Keadle Moore, LLP
Atlanta, Georgia
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
MidSouth Bancorp, Inc.
Lafayette, Louisiana

We have audited the accompanying consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of MidSouth Bancorp, Inc. and its subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 25, 2005

Selected Quarterly Financial Data (unaudited)
	2006
(Dollars in thousands, except per share data)	IV	III	II	I

Interest income	$13,405	$13,104	$12,691	$11,035
Interest expense	4,955	4,662	4,396	3,638
Net interest income	8,450	8,442	8,295	7,397
Provision for loan losses	180	50	300	320
Net interest income after provision for loan losses	8,270	8,392	7,995	7,077
Noninterest income, excluding securities gains	3,010	3,422	3,071	2,843
Net securities gains (losses)	-	(8)	-	-
Noninterest expense	9,070	8,489	8,069	7,496
Income before income tax expense	2,210	3,317	2,997	2,424
Income tax expense	461	900	762	605

Net income	$1,749	$2,417	$2,235	$1,819

Earnings per common share
Basic	$0.28	$0.39	$0.36	$0.30
Diluted	$0.28	$0.38	$0.35	$0.29
Market price of common stock
High	$33.50	$33.75	$32.25	$29.30
Low	$26.46	$28.00	$27.60	$26.25
Close	$31.16	$26.78	$24.16	$22.92
Average shares outstanding
Basic	6,230,314	6,235,994	6,198,511	6,176,613
Diluted	6,351,208	6,346,270	6,319,424	6,349,699

	2005
(Dollars in thousands, except per share data)	IV	III	II	I

Interest income	$10,703	$9,882	$9,333	$8,637
Interest expense	3,142	2,957	2,476	2,212
Net interest income	7,561	6,925	6,857	6,425
Provision for loan losses	300	300	66	314

Net interest income after provision for loan losses	7,261	6,625	6,791	6,111
Noninterest income, excluding securities gains	2,816	2,840	3,170	3,422
Net securities gains	-	-	-	1
Noninterest expense	7,867	7,319	7,187	6,953

Income before income tax expense	2,210	2,146	2,774	2,581
Income tax expense	534	512	734	657

Net income	$1,676	$1,634	$2,040	$1,924

Earnings per common share
Basic	$0.27	$0.27	$0.33	$0.32
Diluted	$0.26	$0.26	$0.32	$0.31
Market price of common stock
High	$24.24	$27.80	$19.07	$21.09
Low	$21.40	$17.78	$17.42	$19.48
Close	$21.59	$24.32	$17.82	$19.56
Average shares outstanding
Basic	6,157,359	6,132,229	6,121,551	6,106,367
Diluted	6,340,790	6,358,309	6,336,151	6,353,784

Item 9– Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On August 18, 2005, the Audit Committee of the Board of Directors of the Company approved the dismissal of Deloitte & Touché LLP as its independent accountants and approved the appointment of Porter Keadle Moore LLP as the Company’s new independent accountants.

In connection with the audit of the fiscal year ended December 31, 2004, and the subsequent interim period through August 18, 2005, there were no disagreements with Deloitte & Touché LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit report of Deloitte & Touché LLP on the consolidated financial statements of MidSouth Bancorp, Inc. and subsidiaries as of and for the year ended December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

Deloitte & Touché LLP provided a letter of concurrence, pursuant to Item 304(a)(3) of Regulation S-K, stating agreement with the above statements as an exhibit to the required Form 8-K filed by the Company on August 24, 2005.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MidSouth Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the accounting principals generally accepted in the United States of America.

The Company’s internal control systems are designed to ensure that transactions are properly authorized and recorded in the financial records and to safeguard assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the criteria for effective internal control established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Porter Keadle Moore, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company for the years ended December 31, 2006 and 2005 included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.  The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm”.

/s/ C. R. Cloutier C.R. Cloutier President and Chief Executive Officer	/s/ J. Eustis Corrigan, Jr. J. Eustis Corrigan, Jr. Executive Vice President and Chief Financial Officer

Item 9B – Other Information

Not applicable

PART III

Item 10 - Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information contained in registrant's definitive proxy statement for its 2007 annual meeting of shareholders, is incorporated herein by reference in response to this Item.  Information concerning executive officers is under Item 4A of this filing.

Item 11 - Executive Compensation

The information contained in registrant's definitive proxy statement for its 2007 annual meeting of shareholders is incorporated herein by reference in response to this Item.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in registrant's definitive proxy statement for its 2007 annual meeting of shareholders is incorporated herein by reference in response to this Item.

Item 13 - Certain Relationships and Related Transactions

The information contained in registrant's definitive proxy statement for its 2007 annual meeting of shareholders is incorporated herein by reference in response to this Item.

Item 14 – Principal Accountant Fees and Services

The information contained in registrant's definitive proxy statement for its 2007 annual meeting of shareholders is incorporated herein by reference in response to this Item.

Item 15 - Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

Page Number

Selected Quarterly Financial Data	64
Report of Independent Registered Public Accounting Firm	61
Consolidated Statements of Income – Years ended
December 31, 2006, 2005 and 2004	35
Consolidated Statements of Changes in Shareholders’
Equity – Years ended December 31, 2006, 2005 and 2004	37
Consolidated Statements of Cash Flows – Years ended
December 31, 2006, 2005, 2004	38
Notes to Consolidated Financial Statements	39

(a)(2) All schedules have been outlined because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

Exhibits

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (filed as Exhibit 3.1 to MidSouth's Annual Report on Form 10-K for the Year Ended December 31, 1993, and incorporated herein by reference).

3.2
Articles of Amendment to Amended and Restated Articles of Incorporation dated July 19, 1995 (filed as Exhibit 4.2 to MidSouth's Registration Statement on Form S-8 filed September 20, 1995 and incorporated herein by reference).

3.3
Amended and Restated By-laws of MidSouth (filed as Exhibit 3.2 to Amendment No. 1 to MidSouth's Registration Statement No. 33-58499) on Form S-4 filed on June 1, 1995, and incorporated herein by reference).

10.1
MidSouth National Bank Lease Agreement with Southwest Bank Building Limited Partnership (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the Year Ended December 31, 1992, and incorporated herein by reference).

10.2
First Amendment to Lease between MBL Life Assurance Corporation, successor in interest to Southwest Bank Building Limited Partnership in Commendam, and MidSouth National Bank (filed as Exhibit 10.1 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994, and incorporated herein by reference).

10.3+
Amended and Restated Deferred Compensation Plan and Trust effective October 9, 2002 (filed as Exhibit 10.3.1 to MidSouth's Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference).

10.5+	Employment Agreements with C. R. Cloutier and Karen L. Hail (filed as Exhibit 5 to MidSouth’s Form 1-A and incorporated herein by reference).

10.6+	The MidSouth Bancorp, Inc. 1997 Stock Incentive Plan (filed as an appendix to MidSouth’s definitive proxy statement filed April 11, 1997 and incorporated herein by reference).

10.7+	The MidSouth Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (filed as Exhibit 4.6 to MidSouth Bancorp, Inc.’s Form S-3D filed on July 25, 1997 and incorporated herein by reference).

10.8+	The MidSouth Bancorp Incentive Plan (filed as Exhibit 10.8 to MidSouth Bancorp, Inc.’s Form 10-K filed on March 30, 2006 and incorporated herein by reference).

21	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certificate pursuant to Exchange Act Rules 13(a) – 14(a)*

31.2	Certificate pursuant to Exchange Act Rules 13(a) – 14(a)*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

+	Management contract or compensatory plan or arrangement
*	Included herewith
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

Dated:  March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C.R. Cloutier C.R. Cloutier	President, Chief Executive Officer, and Director	March 16, 2007

/s/ Karen L. Hail Karen L. Hail	Chief Operations Officer, Executive Vice President, Secretary/Treasurer, and Director	March 16, 2007

/s/ J. Eustis Corrigan, Jr. J. Eustis Corrigan, Jr.	Chief Financial Officer and Executive Vice President	March 16, 2007

/s/ Teri S. Stelly Teri S. Stelly	Controller	March 16, 2007

/s/ J.B. Hargroder, M.D. J.B. Hargroder, M.D.	Director	March 16, 2007

/s/ William M. Simmons William M. Simmons	Director	March 16, 2007

/s/ Will G. Charbonnet, Sr. Will G. Charbonnet, Sr.	Director	March 16, 2007

/s/ Clayton Paul Hillard Clayton Paul Hillard	Director	March 16, 2007

/s/ James R. Davis, Jr. James R. Davis, Jr.	Director	March 16, 2007

/s/ Stephen C. May Stephen C. May	Director	March 16, 2007

/s/ Joseph V. Tortorice, Jr. Joseph V. Tortorice, Jr.	Director	March 16, 2007

/s/ Milton B. Kidd, III Milton B. Kidd, III	Director	March 16, 2007

/s/ Ron D. Reed Ron D. Reed	Director	March 16, 2007