Form 10-Q
period 2007-03-31
MIDSOUTH BANCORP INC
filed 2007-05-10
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                 SECURITIES EXCHANGE ACT OF 1934
                                                 For the quarterly period ended March 31, 2007
                                                                                               OR
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

As of May 1, 2007, there were 6,271,390 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I - Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
	March 31, 2007 (unaudited)	December 31, 2006 (audited)
Assets
Cash and due from banks	$24,501,529	$30,564,604
Federal funds sold and interest bearing deposits in banks	30,525,775	26,839,737
Total cash and cash equivalents	55,027,304	57,404,341
Securities available-for-sale, at fair value (cost of $183,478,372 at March 31, 2007 and $181,973,949 at December 31, 2006)	182,285,279	180,673,747
Securities held-to-maturity (estimated fair value of $13,622,099 at March 31, 2007 and $16,166,937 at December 31, 2006)	13,403,631	15,900,611
Loans, net of allowance for loan losses of $4,899,937 at March 31, 2007 and $4,976,857 at December 31, 2006	505,660,633	494,068,845
Other investments	2,525,075	2,501,150
Accrued interest receivable	5,237,049	5,491,730
Bank premises and equipment, net	31,487,509	30,609,332
Goodwill and intangibles	9,904,950	9,957,364
Cash surrender value of life insurance	4,101,662	4,068,116
Other assets	5,026,942	4,346,450
Total assets	$814,660,034	$805,021,686

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$180,435,459	$182,595,931
Interest bearing	548,403,814	533,583,610
Total deposits	728,839,273	716,179,541
Securities sold under repurchase agreements	4,791,194	4,474,786
Federal Home Loan Banks advances	-	5,650,000
Accrued interest payable	971,119	1,196,822
Junior subordinated debentures	15,465,000	15,465,000
Other liabilities	2,917,073	2,312,061
Total liabilities	752,983,659	745,278,210
Stockholders’ Equity:
Common stock, $0.10 par value- 10,000,000 shares authorized, 6,393,580 and 6,355,946 issued and 6,271,390 and 6,236,989 outstanding at March 31, 2007 and December 31, 2006, respectively	639,358	635,595
Surplus	43,256,120	42,907,597
Unearned ESOP shares	(222,246)	(251,259)
Accumulated other comprehensive income	(787,441)	(858,133)
Treasury stock- 122,190 shares at March 31, 2007 and 118,957 shares at December 31, 2006, at cost	(2,610,838)	(2,518,411)
Retained earnings	21,401,422	19,828,087
Total stockholders’ equity	61,676,375	59,743,476
Total liabilities and stockholders’ equity	$814,660,034	$805,021,686

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)
	Three Months Ended March 31,
	2007	2006
Interest income:
Loans, including fees	$10,993,865	$8,964,364
Securities:
Taxable	980,536	917,341
Nontaxable	1,016,138	723,714
Federal funds sold	429,928	405,892
Other interest income	21,544	24,002
Total interest income	13,442,011	11,035,313

Interest expense:
Deposits	4,682,230	3,303,913
Securities sold under repurchase agreements	75,721	20,032
Junior subordinated debentures	330,226	314,149
Total interest expense	5,088,177	3,638,094

Net interest income	8,353,834	7,397,219
Provision for loan losses	-	320,000
Net interest income after provision for loan losses	8,353,834	7,077,219

Non-interest income:
Service charges on deposits	2,306,183	1,926,598
Other charges and fees	940,953	916,001
Total non-interest income	3,247,136	2,842,599

Non-interest expenses:
Salaries and employee benefits	4,786,564	3,785,751
Occupancy expense	1,715,252	1,486,455
Other	2,577,234	2,223,940
Total non-interest expense	9,079,050	7,496,146

Income before income taxes	2,521,920	2,423,672
Provision for income taxes	575,677	605,152

Net earnings	$1,946,243	$1,818,520

Earnings per share:
Basic	$0.31	$0.30
Diluted	$0.31	$0.29

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
	Three Months Ended March 31,
	2007	2006
Net earnings	$1,946,243	$1,818,520
Other comprehensive income (loss), net of tax
Unrealized losses on securities available-for-sale:
Unrealized holding gains (losses) arising during the year, net of income tax (benefit) of $23,511 and ($259,408), respectively	70,692	(532,605)
Total other comprehensive income (loss)	70,692	(532,605)
Total comprehensive income	$2,016,935	$1,285,915

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Three Months Ended March 31, 2007
	Common Stock Shares Amount		Surplus	ESOP obligation	Unrealized gains (losses) on securities AFS, net	Treasury Stock	Retained Earnings	Total
Balance- January 1, 2007	6,355,946	$635,595	$42,907,597	$(251,259)	$(858,133)	$(2,518,411)	$19,828,087	$59,743,476
Dividends on common stock, $0.06 per share	-	-	-	-	-	-	(372,908)	(372,908)
Exercise of stock options	37,634	3,763	183,503	-	-	-	-	187,266
Tax benefit resulting from exercise of stock options	-	-	109,221	-	-	-	-	109,221
Purchase of treasury stock	-	-	-	-	-	(92,427)	-	(92,427)
Net earnings	-	-	-	-	-	-	1,946,243	1,946,243
ESOP obligation, net of repayments	-	-	-	29,013	-	-	-	29,013
Excess of market value over book value of ESOP shares released, net adjustment	-	-	31,250	-	-	-	-	31,250
Net change in unrealized gains on securities AFS, net of taxes	-	-	-	-	70,692	-	-	70,692
Stock option expense	-	-	24,549	-	-	-	-	24,549
Balance- March 31, 2007	6,393,580	$639,358	$43,256,120	$(222,246)	$(787,441)	$(2,610,838)	$21,401,422	$61,676,375

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,946,243	$1,818,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	688,140	642,697
Provision for loan losses	-	320,000
Deferred income tax benefit	(83,896)	(501)
Amortization of premiums on securities, net	159,230	185,997
Net gain on sale of premises and equipment	(4,807)	-
Net loss on sale of other real estate owned	17,849	-
Impairment on premises and equipment	13,637	-
Stock option compensation expense	24,549	-
Change in accrued interest receivable	254,681	272,055
Change in accrued interest payable	(225,703)	(147,144)
Other, net	(51,628)	143,035
Net cash provided by operating activities	$2,738,295	$3,234,659

Cash flows from investing activities:
Proceeds from maturities and calls of securities held-to-maturity	$2,500,000	$1,249,650
Proceeds from maturities and calls of securities available-for-sale	8,245,043	8,440,298
Purchases of securities available-for-sale	(9,911,640)	(35,422,672)
Purchases of other investments	(24,000)	(331,550)
Loan originations, net of repayments	(11,705,589)	(8,739,380)
Purchase of premises and equipment	(1,577,793)	(3,956,978)
Proceeds from sale of premises and equipment	55,060	-
Proceeds from sales of other real estate owned	334,716	89,077
Net cash used in investing activities	$(12,084,203)	$(38,671,555)

Cash flows from financing activities:
Change in deposits	$12,659,732	$49,440,712
Change in repurchase agreements	316,408	1,179,026
Repayments of FHLB advances	(13,013,000)	-
Proceeds from FHLB advances	7,363,000	-
Purchase of treasury stock	(92,427)	(321,881)
Payment of dividends on common stock	(561,329)	(593,574)
Proceeds from exercise of stock options	296,487	44,757
Net cash provided by financing activities	$6,968,871	$49,749,040

Net (decrease) increase in cash and cash equivalents	$(2,377,037)	$14,312,144

Cash and cash equivalents, beginning of quarter	57,404,341	52,437,002

Cash and cash equivalents, end of quarter	$55,027,304	$66,749,146

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
March 31, 2007
(Unaudited)
1. Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of March 31, 2007 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report and Form 10K.

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies— The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. With the exception of the adoption of FASB Interpretation No. 48 discussed herein, there have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 provides detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in the financial statements. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. Any difference between the tax position taken in the tax return and the tax position recognized in the financial statements using the criteria above results in the recognition of a liability in the financial statements for the unrecognized benefit. Similarly, if a tax position fails to meet the more-likely-than-not recognition threshold, the benefit taken in a tax return will also result in the recognition of a liability in the financial statements for the full amount of the unrecognized benefit. The new interpretation was effective for the Company for the three months ended March 31, 2007. The adoption of this new accounting principle did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet made a determination if it will elect to apply the options available in FAS 159.

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

2. Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$4,977	$4,355
Provision for loan losses	-	320
Recoveries	18	109
Loans charged-off	(95)	(132)
Balance, end of period	$4,900	$4,652

3. Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended March 31,
	2007	2006
Net earnings	$1,946	$1,818
Weighted average number of common shares outstanding used in computation of basic earnings per common share	6,240	6,177
Effect of dilutive securities: Stock options	90	173
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted earnings per share	6,330	6,350

4. Declaration of Dividends

On February 14, 2007, the Company declared a $.06 per share quarterly dividend for holders of record on March 14, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (“the Company") is a two-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary banks (the “Banks”), MidSouth Bank, N.A. (“MidSouth LA”), headquartered in Lafayette, Louisiana and MidSouth Bank (“MidSouth TX”), headquartered in Beaumont, Texas. Following is management's discussion of factors that management believes are among those necessary for an understanding of the Company's financial statements. The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto and related Management’s Discussion & Analysis in the Company’s 10-K for the year ended December 31, 2006.

Forward Looking Statements

The Private Securities Litigation Act of 1995 provides a safe harbor for disclosure of information about a company’s anticipated future financial performance. This act protects a company from unwarranted litigation if actual results differ from management expectations. This management’s discussion and analysis reflects management’s current views and estimates of future economic circumstances, industry conditions, the Company’s performance, and financial results based on reasonable assumptions. A number of factors and uncertainties could cause actual results to differ materially from the anticipated results and expectations expressed in the discussion. These factors and uncertainties include, but are not limited to:

•	changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels;
•
changes in local economic and business conditions that could adversely affect customers and their ability to repay borrowings under agreed upon terms and/or adversely affect the value of the underlying collateral related to the borrowings;

•	increased competition for deposits and loans which could affect rates and terms;
•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;
•	a deviation in actual experience from the underlying assumptions used to determine and establish the Allowance for Loan Losses (“ALL”);
•	changes in the availability of funds resulting from reduced liquidity or increased costs;
•	the timing and impact of future acquisitions, the success or failure of integrating operations, and the ability to capitalize on growth opportunities upon entering new markets;
•	the ability to acquire, operate, and maintain effective and efficient operating systems;
•	increased asset levels and changes in the composition of assets which would impact capital levels and regulatory capital ratios;
•	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;
•	changes in government regulations and accounting principles, policies, and guidelines applicable to financial holding companies and banking; and
•	acts of terrorism, weather, or other events beyond the Company’s control.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in Form 10-K for the year ended December 31, 2006. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices. The Company’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required, see “Asset Quality”.

Another of the Company’s critical accounting policies relates to its goodwill and intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but evaluated for impairment annually. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.

A third critical accounting policy relates to stock-based compensation and the Company’s adoption of the provisions of SFAS No. 123R Share-Based Payment (Revised 2004), on a modified basis, on January 1, 2006. The Company had previously adopted SFAS No. 123R on January 1, 2005. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on the fair market value on the date of the grant. SFAS No. 123R further requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions. The Company recognized stock option expense of $24,549 for the grant date fair value of stock options vested in the quarter ended March 31, 2007.  As of March 31, 2007, options granted to acquire 154,425 shares were outstanding under the 1997 Stock Incentive Plan and no new options were granted during the first quarter of 2007 under that expiring plan. A new incentive plan, the 2007 Omnibus Incentive Compensation Plan, was included as an exhibit to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 23, 2007. The new plan, pending shareholder approval, provides for grants of equity-based incentive awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, stock awards, and cash awards.

Results of Operations

First quarter 2007 earnings totaled $1,946,243, a 7.02% increase over earnings of $1,818,520 for the same period in 2006. A decrease in the provision for loan losses of $320,000 was the principal reason for the positive change in earnings in quarterly comparison. Revenues for the Company, defined as net interest income and non-interest income, increased $1,361,152 for the first quarter of 2007 compared to the first quarter of 2006. A $1,582,904 increase in non-interest expenses attributed to franchise expansion offset the improvement in revenues. Diluted earnings per share were $0.31 for the first quarter of 2007, compared to $0.29 per share for the first quarter of 2006. Return on average equity was 13.07% for the first quarter of 2007 compared to 13.74% for the first quarter of 2006. The leverage capital ratio was 8.50% at March 31, 2007 compared to 8.48% at March 31, 2006. Earnings per share data have been adjusted to reflect a five-for-four (25%) stock dividend distributed on October 23, 2006.

Net interest income before provision for loan losses for the first quarter of 2007 increased 12.9% to $8,353,834 compared to $7,397,219 for the first quarter of 2006. Net interest margin, on a fully taxable-equivalent basis, was 4.86% in the first quarter of 2007, an improvement of 6 basis points from 4.80% in the first quarter of 2006.

Total consolidated assets increased $9.7 million, or 1.2%, from $805.0 million at the year end 2006 to $814.7 million at the end of the first quarter of 2007. Total loans grew $11.6 million, or 2.3%, from $499.0 million at December 31, 2006 to $510.6 million at March 31, 2007, primarily in real estate construction loans. Total deposits increased $12.6 million, or 1.8%, from $716.2 million at December 31, 2006 to $728.8 million at March 31, 2007. Deposit growth has been primarily in the Company’s Platinum money market and checking accounts, which represented 35.8% of total deposits at March 31, 2007. The Platinum money market and checking accounts offer competitive rates of interest that adjust to changes in market rates and are more economically beneficial to the Company.

Nonperforming assets, including loans 90 days or more past due, remained stable, totaling $2.3 million at March 31, 2007 and December 31, 2006. As a percentage of total assets, nonperforming assets were 0.28% and 0.29% for March 31, 2007 and December 31, 2006, respectively. Net charge-offs to total loans were 0.02% for the first quarter of 2007 as compared to .01% for the first quarter of 2006.

Continued strong credit quality ratios, supported by management’s most recent analysis of the ALL, indicated that the ALL to total loans ratio of 0.96% was appropriate at March 31, 2007. Accordingly, no provision expense for loan losses was recorded in the first quarter 2007, compared to $320,000 in provision expense recorded for the first quarter of 2006 and $180,000 recorded for the fourth quarter of 2006. As a percentage of total loans, the allowance for loan losses for the quarters ended March 31, 2007 and 2006 was 0.96% and 1.03%, respectively.

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

The Company’s net interest margin on a taxable-equivalent basis, which is net income as a percentage of average earning assets, was 4.86% at March 31, 2007, up 6 basis points from 4.80% at March 31, 2006. Tables 1 and 2 following this discussion analyze the changes in taxable-equivalent net interest income for the two quarters ended March 31, 2007 and 2006.

Average earning assets increased $81.3 million, or 12.5%, from $650.3 million in March 2006 to $731.6 million in March 2007. The average yield on earning assets improved 61 basis points, from 7.07% at March 31, 2006 to 7.68% at March 31, 2007. The average volume of loans increased $56.7 million, or 12.8%, and loan yields increased 71 basis points, from 8.20% for the quarter ended March 31, 2006 to 8.91% for the quarter ended March 31, 2007. The average taxable-equivalent yield on investment securities increased 30 basis points, from 4.63% to 4.93%, respectively. The average volume of investment securities increased $28.4 million, from $169.3 million at March 31, 2006 to $197.7 million at March 31, 2007. The mix of average earning assets remained constant, with average loans at 68% of average earning assets for both quarters reviewed. Improvement in the yield on average earning assets, from 7.07% at March 31, 2006 to 7.68% at March 31, 2007, resulted primarily from a 50 basis point increase in the Prime rate during the period reviewed.

The Company’s strong demand deposit mix, defined as all deposits except Certificates of Deposit (“CDs”), reflected improvement in average volume from $521.4 million, or 81.2%, of average total deposits at March 31, 2006, to $595.6 million, or 83.0%, of average total deposits at March 31, 2007. The average volume of CDs increased $1.2 million, from $121.0 million at March 31, 2006 to $122.2 million at March 31, 2007 and represented 18.8% of total deposits at March 31, 2006 compared to 17.0% at March 31, 2007. The higher volume of demand deposits reflects the Company’s retail strategy of developing long-term banking relationships with depositors. That strategy, along with competitive market rates, yielded growth in the Company’s Platinum Money Market and Platinum Checking accounts. The competitive rates on the Platinum accounts contributed greatly to the 64 basis point increase in the average rate paid on average interest-bearing deposits between the two quarters compared, from 2.86% at March 31, 2006 to 3.50% at March 31, 2007.

The average rate paid on the Company’s junior subordinated debentures increased 42 basis points from first quarter of 2006 to first quarter of 2007 due to increases in the floating rate paid on the $8.2 million of adjustable debentures. The rate at March 31, 2007 was 7.85%. The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter. In February 2001, the Company issued $7,217,000 of junior subordinated debentures. The debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.

The impact of the changes in yield and volume of the earning assets and interest-bearing liabilities discussed above resulted in an increase of $1.1 million to taxable-equivalent net interest income from March 31, 2006 to March 31, 2007.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended March 31,
	2007			2006
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities and interest bearing deposits:[1]
Taxable	$85,373	$981	4.60%	$85,638	$917	4.28%
Tax exempt[2]	109,859	1,435	5.22%	81,630	1,020	5.00%
Other investments	2,511	22	3.50%	2,025	24	4.74%
Total investments	197,743	2,438	4.93%	169,293	1,961	4.63%
Federal funds sold	33,550	430	5.20%	37,349	406	4.41%
Loans:
Commercial and real estate	395,224	8,721	8.95%	349,123	7,029	8.17%
Installment	105,047	2,272	8.77%	94,487	1,935	8.31%
Total loans[3]	500,271	10,993	8.91%	443,610	8,964	8.20%
Total earning assets	731,564	13,861	7.68%	650,252	11,331	7.07%
Allowance for loan losses	(4,949)			(4,358)
Nonearning assets	76,843			71,265
Total assets	$803,458			$717,159

Liabilities and stockholders’ equity
NOW, money market, and savings	$419,573	$3,469	3.35%	$347,759	$2,336	2.72%
Certificates of deposits	122,235	1,213	4.02%	120,998	968	3.24%
Total interest bearing deposits	541,808	4,682	3.50%	468,757	3,304	2.86%
Securities sold under agreements to repurchase	4,346	49	4.57%	2,038	20	3.98%
FHLB advances	1,593	27	6.87%	-	-	-
Junior subordinated debentures	15,465	330	8.65%	15,465	314	8.23%
Total interest bearing liabilities	563,212	5,088	3.66%	486,260	3,638	3.03%

Demand deposits	176,000			173,612
Other liabilities	3,874			3,581
Stockholders’ equity	60,372			53,706
Total liabilities and stockholders’ equity	$803,458			$717,159

Net interest income and net interest spread		$8,773	4.02%		$7,693	4.03%
Net yield on interest earning assets			4.86%			4.80%

1 Securities classified as available-for-sale are included in average balances and interest income figures reflect interest earned on such securities.
2 Interest income of $419,433 for 2007 and $295,521 for 2006 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
3 Interest income includes loan fees of $778,475 for 2007 and $661,310 for 2006. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended March 31, 2007 Compared to March 31, 2006
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities and interest bearing deposits:
Taxable	$64	$(3)	$67
Tax exempt	415	367	48
Other investments	(2)	5	(7)
Federal funds sold	24	(44)	68
Loans, including fees	2,029	1,204	825

T Total	$2,530	$1,529	$1,001

Interest paid on:
Interest bearing deposits	$1,378	$563	$815
Securities sold under agreement to repurchase	29	26	3
FHLB advances	27	27	-
Junior subordinated debentures	16	16	-

Total	$1,450	$632	$818

Taxable-equivalent net interest income	$1,080	$897	$183

Non-Interest Income

Excluding Securities Transactions. Total non-interest income for the first quarter of 2007 increased $404,537, or 14.2%, to $3.2 million, compared to $2.8 million for the first quarter of 2006. The Company’s primary source of non-interest income is service charges and fees on deposit accounts, which include insufficient funds (“NSF”) fees. Income from service charges on deposit accounts increased from March 2006 to March 2007 in three-month comparison by $379,585. The increase resulted primarily from a higher number of deposit accounts within the Company’s customer base and from increased volume of NSF activity. Additionally, the Company increased the NSF processing fee from $23.47 per NSF item processed to $24.47 per item effective July 1, 2006. Despite the increase in the fee, the $24.47 per item charge remains lower than most competitors’ charges within the Company’s markets.

Income from other charges and fees increased $24,952 for the three months ended March 31, 2007 as compared to March 31, 2006, primarily due to a $60,406 increase in ATM and debit card processing fees. The increased fees were partially offset by a decrease of $34,822 in income realized from the accretion of a deposit valuation associated with the 2004 merger with MidSouth TX.

Non-Interest Expenses

Non-interest expenses increased $1.6 million in the first quarter 2007 compared to the first quarter 2006 primarily due to increased salaries and benefits costs. The number of full-time equivalent employees increased from 339 at March 31, 2006 to 387 at March 31, 2007 as a result of franchise expansion and recruitment of talented leaders to support the expansion. Additional increases were recorded in occupancy and data processing expenses, professional fees, marketing costs, and other growth-related expenses.

Other expenses increased $353,294 in quarterly comparison. The increase resulted primarily from increases of $135,765 in professional fees, including accounting fees, $107,361 in data processing fees, $56,484 in marketing costs and $37,044 in ATM/debit card processing fees.

Analysis of Statement of Condition

Consolidated assets totaled $814.7 million at March 31, 2007, up $9.7 million from $805.0 million at December 31, 2006. The increase resulted primarily from loan growth of $11.6 million, which was funded by deposit growth of $12.6 million. The deposit growth is attributed to new branches and to increased corporate and government spending due to rebuilding efforts in the Company’s markets.

Total loans grew $11.6 million, from $499.0 million at year-end 2006 to $510.6 million at March 31, 2007. Most of the loan growth was added late in the first quarter. Loan growth had slowed in the fourth quarter of 2006 and early in the first quarter of 2007 as a result of higher levels of prepayments due to sales of customers’ businesses, higher levels of liquidity reported by customers, and highly competitive pricing. Loan growth is expected to improve with recent hires, new branches, and positive economic and demographic data recently reported in the Company’s markets. The loan growth occurred primarily in the Company’s real estate construction loan portfolio as reflected in Table 6.

Table 6 Composition of Loans
(in thousands)
	March 31, 2007	December 31, 2006
Commercial, financial, and agricultural	$155,094	$155,098
Lease financing receivable	8,694	7,902
Real estate - mortgage	191,381	192,583
Real estate - construction	74,379	64,126
Installment loans to individuals	80,371	78,613
Other	642	724
Total loans	$510,561	$499,046

Securities available-for-sale totaled $182.3 million at March 31, 2007, up $1.6 million from $180.7 million at December 31, 2006. Cash flows in the first three months of 2007, net of loan fundings, were invested in tax-free municipal securities and collateralized mortgage obligations that were added to the available-for-sale portfolio. Excess cash flows increased federal funds sold by $3.7 million. The portfolio of securities held-to-maturity decreased $2.5 million, from $15.9 million at December 31, 2006 to $13.4 million at March 31, 2007, due to maturities and calls within that portfolio.

Bank premises, net of accumulated depreciation, and equipment increased $878,177 for the first three months of 2007 and reflected the impact of the Company’s continued expansion.

Liquidity

Liquidity is the availability of funds to meet operational cash flow requirements and to meet contractual obligations as they become due. The Banks’ primary liquidity needs involve their ability to accommodate customers’ demands for deposit withdrawals as well as their requests for credit. Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Banks. Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks. The Banks’ core deposits are their most stable and important source of funding. Further, the low variability of the core deposit base lessens the need for liquidity. Cash deposits at other banks, federal funds sold, principal payments received on loans and mortgage-backed securities, and maturities of investment securities provide additional primary sources of asset liquidity for the Banks. The Banks also have significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks. At March 31, 2007, the Banks had no net borrowings with the FHLB or with any other correspondent banks.

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

Capital

The Company and the Banks are required to maintain certain minimum capital levels. Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets. At March 31, 2007, the Company and the Banks were in compliance with statutory minimum capital requirements and were classified as “well capitalized”. Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of March 31, 2007, the Company’s leverage ratio was 8.50%, Tier 1 capital to risk-weighted assets was 11.34% and total capital to risk-weighted assets was 12.16%. MidSouth LA and MidSouth TX had leverage capital ratios of 8.18% and 9.67%, respectively, at March 31, 2007.

Asset Quality

Credit Risk Management

The Company manages its credit risk by observing written, board approved policies that govern all underwriting activities. The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan. These efforts are supplemented by external and internal independent reviews and other validations performed by the internal audit department. The results of the reviews are reported directly to the Audit Committee of the Board of Directors. Additionally, bank concentrations are monitored and reported to the Board of Directors quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.

Nonperforming Assets and Loans Past Due 90 Days and Over

Table 7 summarizes the Company's nonperforming assets and loans past due 90 days and over for the quarters ending March 31, 2007 and 2006 and for the year-ended December 31, 2006.

Table 7 Nonperforming Assets and Loans Past Due 90 Days or More (in thousands)
	March 31, 2007	March 31, 2006	December 31, 2006

Nonaccrual loans	$1,574	$672	$1,793
Loans past due 90 days and over	481	1,127	98
Total nonperforming loans	2,055	1,799	1,891
Other real estate owned	158	68	368
Other foreclosed assets	58	54	55
Total nonperforming assets	$2,271	$1,921	$2,314

Nonperforming assets to total assets	0.28%	0.26%	0.29%
Nonperforming assets to total loans + OREO + other foreclosed assets	0.44%	0.43%	0.46%
ALL to nonperforming assets	215.76%	242.16%	215.08%
ALL to nonperforming loans	238.44%	285.59%	263.19%
ALL to total loans	0.96%	1.03%	1.00%

Year-to-date charge-offs	$95	$132	$542
Year-to-date recoveries	18	109	314
Year-to-date net charge-offs	$77	$23	$228
Net YTD charge-offs to total loans	0.02%	0.01%	0.05%

Nonperforming assets, including loans 90 days or more past due, totaled $2.3 million at March 31, 2007, relatively unchanged from December 31, 2006 and an increase of approximately $400,000 compared to $1.9 million at March 31, 2006. Net charge-offs were 0.02% of total loans for the first quarter of 2007 compared to 0.01% for the first quarter of 2006 and 0.05% for the year-ended December 31, 2006. The stable credit quality ratios, supported by management’s recent analysis of the ALL, resulted in no provision expense in the first quarter 2007. Provision expense totaled $320,000 for the first quarter of 2006 and $180,000 for the fourth quarter of 2006. As a percentage of total loans, the ALL for the quarters ended March 31, 2007 and 2006 was 0.96% and 1.03%, respectively, compared to 1.00% at December 31, 2006.

Specific reserves have been established in the ALL to cover probable losses on nonperforming assets. The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time. Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity, and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others. The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. Management believes the $4,899,937 in the allowance as of March 31, 2007 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio.

Impact of Inflation and Changing Prices

The consolidated financial statements of and notes thereto, presented herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

There have been no significant changes from the information regarding market risk disclosed under the heading “Interest Rate Sensitivity” in the Company’s Annual Report for the year ended December 31, 2006.

Item 4. Controls and Procedures.

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

During the first quarter of 2007, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

No change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the quarter ended March 31, 2007.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan[1]	Maximum Number of Shares That May Yet be Purchased Under the Plan[1]
January 2007	-	-	-	194,613
February 2007	2,500	$28.90	2,500	192,113
March 2007	733	$27.53	733	191,380

1 Under a share repurchase program approved by the Company’s Board of Directors on November 13, 2002, the Company can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions. The repurchase program does not have an expiration date

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Document Description

31.1	Certification pursuant to Exchange Act Rules 13(a) - 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) - 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports Filed on Form 8-K
A press release regarding the Company’s earnings for the quarter ended March 31, 2007 was attached as Exhibit 99.1 to the Form 8-K filed on April 26, 2007.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)
Date: May 10, 2007
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO

/s/ J. E. Corrigan, Jr.
J. E. Corrigan, Jr., Executive Vice President/CFO

/s/ Teri S. Stelly
Teri S. Stelly, SVP/Controller