Form 10-Q
period 2007-08-03
MIDSOUTH BANCORP INC
filed 2007-08-09
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

As of August 3, 2007, there were 6,269,675 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information
    Item 1. Financial Statements.
Consolidated Statements of Condition
Consolidated Statements of Earnings (unaudited)
Consolidated Statement of Stockholders’ Equity June 30, 2007 (unaudited)
Consolidated Statement of Stockholders’ Equity June 30, 2006 (unaudited)
Consolidated Statements of Cash Flows (unaudited)
Notes to Interim Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Forward Looking Statements
Critical Accounting Policies
Results of Operations
Analysis of Statement of Condition
Liquidity
Asset Quality
Impact of Inflation and Changing Prices
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
Part II – Other Information
Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits.
Signatures

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
	June 30, 2007 (unaudited)	December 31, 2006 (audited)
Assets
Cash and due from banks	$25,169,137	$30,564,604
Interest bearing deposits in banks and federal funds sold	71,592	26,839,737
Total cash and cash equivalents	25,240,729	57,404,341
Securities available-for-sale, at fair value (cost of $188,468,197 at June 30, 2007 and $181,973,949 at December 31, 2006)	185,625,793	180,673,747
Securities held-to-maturity (estimated fair value of $12,307,081 at June 30, 2007 and $16,166,937 at December 31, 2006)	12,132,033	15,900,611
Loans, net of allowance for loan losses of $5,181,861 at June 30, 2007 and $4,976,857 at December 31, 2006	540,265,492	494,068,845
Other investments	3,026,749	2,501,150
Accrued interest receivable	5,676,944	5,491,730
Bank premises and equipment, net	33,476,690	30,609,332
Goodwill and intangibles	9,852,536	9,957,364
Cash surrender value of life insurance	4,143,945	4,068,116
Other assets	4,585,264	4,346,450
Total assets	$824,026,175	$805,021,686

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$176,525,599	$182,595,931
Interest bearing	540,366,691	533,583,610
Total deposits	716,892,290	716,179,541
Securities sold under repurchase agreements	5,511,649	4,474,786
Federal funds purchased	15,300,000	-
Federal Home Loan Bank advances	4,925,000	5,650,000
Accrued interest payable	1,101,711	1,196,822
Junior subordinated debentures	15,465,000	15,465,000
Other liabilities	2,133,197	2,312,061
Total liabilities	761,328,847	745,278,210
Stockholders’ Equity:
Common stock, $0.10 par value- 10,000,000 shares authorized; 6,713,259 and 6,673,743 issued and 6,580,789 and 6,548,838 outstanding at June 30, 2007 and December 31, 2006, respectively	671,326	667,374
Capital surplus	50,904,295	50,500,162
Unearned ESOP shares	(192,853)	(251,259)
Accumulated other comprehensive income	(1,875,986)	(858,133)
Treasury stock-132,470 shares at June 30, 2007 and 124,905 shares at December 31, 2006, at cost	(2,705,147)	(2,518,411)
Retained earnings	15,895,693	12,203,743
Total stockholders’ equity	62,697,328	59,743,476
Total liabilities and stockholders’ equity	$824,026,175	$805,021,686

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$11,984,285	$10,318,152	$22,978,150	$19,282,516
Securities and other investments
Taxable	1,078,540	1,235,222	2,080,620	2,176,565
Nontaxable	1,044,546	843,063	2,060,684	1,566,777
Federal funds sold	195,219	294,694	625,147	700,586
Total interest income	14,302,590	12,691,131	27,744,601	23,726,444

Interest expense:
Deposits	4,600,338	4,031,515	9,282,568	7,335,428
Securities sold under repurchase agreements, federal funds purchased and advances	116,982	28,883	192,703	48,915
Junior subordinated debentures	342,749	335,452	672,975	649,601
Total interest expense	5,060,069	4,395,850	10,148,246	8,033,944

Net interest income	9,242,521	8,295,281	17,596,355	15,692,500
Provision for loan losses	350,000	300,000	350,000	620,000
Net interest income after provision for loan losses	8,892,521	7,995,281	17,246,355	15,072,500

Non-interest income:
Service charges on deposits	2,489,392	2,173,817	4,795,575	4,100,415
Credit life insurance	59,361	45,536	95,872	88,874
Other charges and fees	1,136,325	852,301	2,040,767	1,724,964
Total non-interest income	3,685,078	3,071,654	6,932,214	5,914,253

Non-interest expenses:
Salaries and employee benefits	4,714,570	3,936,764	9,501,134	7,722,515
Occupancy expense	1,615,685	1,498,753	3,187,187	2,860,208
Other	2,915,161	2,633,582	5,636,145	4,982,522
Total non-interest expenses	9,245,416	8,069,099	18,324,466	15,565,245

Income before income taxes	3,332,183	2,997,836	5,854,103	5,421,508
Provision for income taxes	837,284	762,082	1,412,961	1,367,234

Net earnings	$2,494,899	$2,235,754	$4,441,142	$4,054,274

Earnings per share:
Basic	$0.38	$0.34	$0.68	$0.62
Diluted	$0.38	$0.34	$0.67	$0.61

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Six Months Ended June 30, 2007
	Common Stock				Unrealized Losses on
	Shares	Amount	Capital Surplus	ESOP Obligation	Securities AFS, net	Treasury Stock	Retained Earnings	Total
Balance- January 1, 2007	6,673,743	$667,374	$50,500,162	$(251,259)	$(858,133)	$(2,518,411)	$12,203,743	$59,743,476
Net earnings	-	-	-	-	-	-	4,441,142	4,441,142
Comprehensive income:
Net change in unrealized losses on securities available-for-sale, net of taxes	-	-	-	-	(1,017,853)	-	-	(1,017,853)
Comprehensive income								3,423,289
Dividends on common stock, $0.12 per share	-	-	-	-	-	-	(749,192)	(749,192)
Exercise of stock options	39,516	3,952	183,314	-	-	-	-	187,266
Tax benefit resulting from exercise of stock options	-	-	109,221	-	-	-	-	109,221
Purchase of treasury stock	-	-	-	-	-	(186,736)	-	(186,736)
ESOP obligation, net of repayments	-	-	-	58,406	-	-	-	58,406
Excess of market value over book value of ESOP shares released, net adjustment	-	-	62,500	-	-	-	-	62,500
Stock option expense	-	-	49,098	-	-	-	-	49,098
Balance- June 30, 2007	6,713,259	$671,326	$50,904,295	$(192,853)	$(1,875,986)	$(2,705,147)	$15,895,693	$62,697,328

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Six Months Ended June 30, 2006
	Common Stock				Unrealized Losses on
	Shares	Amount	Capital Surplus	ESOP Obligation	Securities AFS, net	Treasury Stock	Retained Earnings	Total
Balance- January 1, 2006	6,258,089	$625,809	$41,784,960	$(47,194)	$(1,032,694)	$(1,229,213)	$13,083,900	$53,185,568
Net earnings	-	-	-	-	-	-	4,054,274	4,054,274
Comprehensive income:
Net change in unrealized losses on securities available-for-sale, net of taxes	-	-	-	-	(1,894,852)	-	-	(1,894,852)
Comprehensive income								2,159,422
Dividends on common stock, $0.06 per share	-	-	-	-	-	-	(595,294)	(595,294)
Exercise of stock options	79,799	7,980	275,420	-	-	-	-	283,400
Tax benefit resulting from exercise of stock options	-	-	491,439	-	-	-	-	491,439
Purchase of treasury stock	-	-	-	-	-	(484,735)	-	(484,735)
ESOP obligation, net of repayments	-	-	-	(260,664)	-	-	-	(260,664)
Excess of market value over book value of ESOP shares released, net adjustment	-	-	25,000	-	-	-	-	25,000
Stock option expense	-	-	13,333	-	-	-	-	13,333
Balance- June 30, 2006	6,337,888	$633,789	$42,590,152	$(307,858)	$(2,927,546)	$(1,713,948)	$16,542,880	$54,817,469

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$4,441,142	$4,054,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,366,041	1,331,188
Provision for loan losses	350,000	620,000
Deferred income tax benefit	(206,973)	(2,640)
Amortization of premiums on securities, net	309,072	365,293
Net gain on sale of premises and equipment	(4,833)	-
Net loss on sale of other real estate owned	20,274	8,911
Impairment on premises and equipment	13,637	-
Stock option compensation expense	49,098	13,333
Change in accrued interest receivable	(185,214)	(331,842)
Change in accrued interest payable	(95,111)	69,063
Other, net	371,623	(618,761)
Net cash provided by operating activities	6,428,756	5,508,819

Cash flows from investing activities:
Proceeds from maturities and calls of securities held-to-maturity	3,777,200	2,099,650
Proceeds from maturities and calls of securities available-for-sale	15,788,135	13,802,944
Purchases of securities available-for-sale	(22,600,250)	(65,962,354)
Purchases of other investments	(525,425)	(340,350)
Loan originations, net of repayments	(46,739,120)	(47,120,831)
Purchase of premises and equipment	(4,192,460)	(6,132,967)
Proceeds from sale of premises and equipment	55,085	-
Proceeds from sales of other real estate owned	347,716	147,450
Net cash used in investing activities	(54,089,119)	(103,506,458)

Cash flows from financing activities:
Change in deposits	712,749	79,166,172
Change in repurchase agreements	1,036,863	1,064,741
Change in federal funds purchased	15,300,000	-
Proceeds from FHLB advances	12,288,000	-
Repayments of FHLB advances	(13,013,000)	-
Purchase of treasury stock	(186,736)	(484,735)
Payment of dividends on common stock	(937,612)	(890,556)
Proceeds from exercise of stock options	187,266	283,400
Excess tax benefit from stock option exercises	109,221	491,439
Net cash provided by financing activities	15,496,751	79,630,461

Net decrease in cash and cash equivalents	(32,163,612)	(18,367,178)

Cash and cash equivalents, beginning of period	57,404,341	52,437,002

Cash and cash equivalents, end of period	$25,240,729	$34,069,824

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
June 30, 2007
(Unaudited)

1.   Basis of Presentation
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of June 30, 2007 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report and Form 10-K.

The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

Use of Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  FIN 48 provides detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in the financial statements.  FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination.  If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement.  Any difference between the tax position taken in the tax return and the tax position recognized in the financial statements using the criteria above results in the recognition of a liability in the financial statements for the unrecognized benefit.  Similarly, if a tax position fails to meet the more-likely-than-not recognition threshold, the benefit taken in a tax return will also result in the recognition of a liability in the financial statements for the full amount of the unrecognized benefit.  The new interpretation was effective for the Company for the six months ended June 30, 2007.  The adoption of this new accounting principle did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for the fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company has not yet made a determination if it will elect to apply the options available in SFAS No. 159.

In September 2006, the FASB ratified the consensus the EITF reached regarding EITF No.06-5, Accounting for Purchases of Life Insurance — Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4 (“EITF 06-5”). The EITF concluded that a policy holder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. This interpretation is effective for the Company beginning in fiscal year 2007.  The adoption of ETIF 06-5 has not nor does the Company believe it will have a material impact on its financial position, results of operations, or cash flows.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2007.

2.  Employee Stock Compensation Plan
In May of 2007, the stockholders of the Company approved the 2007 Omnibus Incentive Compensation Plan to provide incentives and awards for directors, officers, and employees of the Company and its subsidiaries. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination, or tandem basis. Options constitute both incentive stock options and non-qualified stock options. A total of 8% of the Company’s common shares outstanding can be granted under the Plan. The options have a term of ten years and vest 20% each year on the anniversary date of the grant.  The 2007 Omnibus Incentive Plan replaces the 1997 Stock Incentive Plan, which expired in February of 2007.

3.  Allowance for Loan Losses
A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$4,900	$4,652	$4,977	$4,355
Provision for loan losses	350	300	350	620
Recoveries	24	113	42	222
Loans charged-off	(92)	(178)	(187)	(310)
Balance, end of period	$5,182	$4,887	$5,182	$4,887

4.  Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$2,495	$2,236	$4,441	$4,054
Weighted average number of common shares outstanding used in computation of basic earnings per common share	6,571	6,508	6,563	6,491
Effect of dilutive securities: Stock options	76	127	81	125
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	6,647	6,635	6,644	6,616

5.  Declaration of Dividends

On February 14, 2007, the Company declared a $.06 per share quarterly dividend for holders of record on March 14, 2007.  The second quarter $.06 per share dividend was declared on May 9, 2007 for shareholders of record on June 13, 2007.  On July 18, 2007, the Company declared a 5% stock dividend and an increase in the quarterly dividend from $0.06 to $0.07 effective for the following quarter.  The share data and equity accounts for the periods presented on the consolidated balance sheet and consolidated statement of equity reflect proforma adjustment for the effect of the 5% stock dividend payable on October 23, 2007 to shareholders of record on September 21, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (“the Company") is a two-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary banks (the “Banks”), MidSouth Bank, N.A. (“MidSouth LA”), headquartered in Lafayette, Louisiana and MidSouth Bank (“MidSouth TX”), headquartered in Beaumont, Texas.  Following is management's discussion of factors that management believes are among those necessary for an understanding of the Company's financial statements.  The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis in the Company’s 10-K for the year ended December 31, 2006.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in Form 10-K for the year ended December 31, 2006.  The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  The Company’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required.  See Asset Quality.

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

A third critical accounting policy relates to stock-based compensation and the Company’s adoption of the provisions of SFAS No. 123R, Share-Based Payment (Revised 2004), on a modified basis, on January 1, 2006.  The Company had previously adopted SFAS No. 123 on January 1, 2005.  Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on the fair market value on the date of the grant.  SFAS No. 123R further requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.  The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions.  The Company recognized stock option expense of $49,048 for the grant-date fair value of stock options vested in the quarter ended June 30, 2007.  In the second quarter of 2007, the Company did not grant any new stock options.

Results of Operations

Second quarter 2007 earnings totaled $2,494,899, an 11.6% increase over earnings of $2,235,754 for the same period in 2006.  Revenues for the Company, defined as net interest income and non-interest income, increased $1,560,664 for the second quarter of 2007 compared to the second quarter of 2006.  A $1,176,317 increase in non-interest expenses attributed primarily to franchise expansion offset the improvement in revenues.  Diluted earnings per share were $0.38 for the second quarter of 2007, compared to $0.34 per share for the second quarter of 2006.  Earnings per share data have been adjusted to reflect a five-for-four (25%) stock dividend distributed on October 23, 2006 and a one-for-twenty (5%) stock dividend declared on July 18, 2007 for all shareholders of record as of September 21, 2007.

Return on average equity was 16.21% for the second quarter of 2007 compared to 16.48% for the second quarter of 2006.  The leverage capital ratio was 8.63% at June 30, 2007 compared to 8.32% at June 30, 2006.

Net interest income before provision for loan losses for the second quarter of 2007 increased 11.4% to $9,242,521 compared to $8,295,281 for the second quarter of 2006.  The improvement in net interest income was driven by strong loan growth in both the Louisiana and Texas markets.  Net interest margin, on a fully taxable-equivalent basis, was 5.21% in the second quarter of 2007, an improvement of 21 basis points from 5.00% in the second quarter of 2006.

Earnings for the first six months of 2007 totaled $4,441,142, an increase of 9.5% from the $4,054,274 reported earnings for the first six months of 2006.   Basic earnings per share were $0.68 for the first half of 2007 as compared to the $0.62 per share for the first half of 2006.  Diluted earnings per share were $0.67 and $0.61, respectively.

For the six months ended June 30, 2007, total consolidated assets increased $19.0 million, or 2.4%, from $805.0 million at the year end 2006 to $824.0 million at the end of the second quarter of 2007.  Total loans grew $46.4 million, or 9.3%, from $499.0 million at December 31, 2006 to $545.4 million at June 30, 2007, primarily in construction and commercial loans. Total deposits remained relatively constant at $716.9 million at June 30, 2007 compared to $716.2 million at December 31, 2006.

Nonperforming assets, including loans 90 days or more past due, decreased $550,000, from $2.3 million at December 31, 2006 to $1.8 million at June 30, 2007.  As a percentage of total assets, nonperforming assets were 0.21% and 0.29% for June 30, 2007 and December 31, 2006, respectively.  Net charge-offs to total loans were 0.03% for the second quarter of 2007.

Continued strong credit quality ratios, supported by management’s most recent analysis of the ALL, indicated that the ALL-to-total loans ratio of 0.95% was appropriate at June 30, 2007.  Second quarter 2007 provision expense for loan losses totaled $350,000 compared to $300,000 in provision expense recorded for the second quarter of 2006.

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

The Company’s net interest margin on a taxable-equivalent basis, which is net income as a percentage of average earning assets, was 5.21% for the three months ended June 30, 2007, up 21 basis points from 5.00% for the three months ended June 30, 2006.  For the six months ended June 30, 2007, the taxable-equivalent net interest margin increased 14 basis points, from 4.90% at June 30, 2006 to 5.04% at June 30, 2007.  Tables 1 through 4 following this discussion analyze the changes in taxable-equivalent net interest income for the three and six months ended June 30, 2007 and 2006.

In quarterly comparison, average earning assets increased $51.6 million, or 7.4%, from $692.9 million in June 2006 to $744.5 million in June 2007.  The average yield on earning assets improved 39 basis points, from 7.55% at June 30, 2006 to 7.94% at June 30, 2007.  The average volume of loans increased $60.9 million, or 13.1%, and loan yields increased 24 basis points, from 8.88% for the quarter ended June 30, 2006 to 9.12% for the quarter ended June 30, 2007.  Yields on loans improved as Prime rate loans adjusted to a 25 basis point increase at the end of the second quarter of 2006, adjusting rates earned on the portion of MidSouth Bancorp’s loan portfolio that floats with changes in Prime.  The average taxable-equivalent yield on investment securities increased 27 basis points, from 4.78% to 5.05%, respectively.  The average volume of investment securities remained relatively constant and the average volume of federal funds sold decreased $8.9 million in quarterly comparison.  The mix of average earning assets improved, with average loans at 71% of average earning assets at June 30, 2007, compared to 67% at June 30, 2006.

The Company’s strong demand deposit mix, defined as all deposits except Certificates of Deposit (“CDs”), reflected improvement in average volume from $564.0 million, or 82.3%, of average total deposits at June 30, 2006, to $606.3 million, or 83.6%, of average total deposits at June 30, 2007.   The average volume of Certificates of Deposit (“CDs”) decreased $2.2 million, from $120.9 million at June 30, 2006 to $118.8 million at June 30, 2007 and represented 17.2% of total deposits at June 30, 2006 compared to 16.4% at June 30, 2007.  The higher volume of demand deposits reflects the Company’s retail strategy of developing long-term banking relationships with depositors. That strategy, along with competitive market rates, yielded growth in the Company’s Platinum Money Market and Platinum Checking accounts.  The competitive rates on the Platinum accounts contributed to the 21 basis point increase in the average rate paid on average interest-bearing deposits between the two quarters compared, from 3.17% at June 30, 2006 to 3.38% at June 30, 2007.

The average rate paid on the Company’s junior subordinated debentures increased 20 basis points from second quarter of 2006 to second quarter of 2007 due to increases in the floating rate paid on the $8.2 million of such debentures issued in the third quarter of 2004 to partially fund the Lamar Bancshares (now MidSouth TX) acquisition.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at June 30, 2007 was 7.86%.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.  In February 2001, the Company issued $7.2 million of junior subordinated debentures.  The debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.

The impact of the quarterly changes in yield and volume of the earning assets and interest-bearing liabilities discussed above resulted in an increase of $1.0 million to taxable-equivalent net interest income from June 30, 2006 to June 30, 2007.

In year-to-date comparison, taxable-equivalent net interest income increased $2.1 million, driven by a $58.8 million increase in average loan volume and a 47 basis point increase in the average yield on loans.  The impact of the loan volume and yield increases was partially offset by a $59.4 million increase in the average volume of interest-bearing liabilities and a 42 basis point increase in the average rate paid on interest-bearing liabilities.  Non interest-bearing deposits remained strong at 24.7% of average total deposits for the six months ended June 30, 2007.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended June 30,
	2007			2006
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities and interest bearing deposits[1]
Taxable	$88,485	$1,056	4.77%	$107,978	$1,220	4.52%
Tax exempt[2]	111,606	1,478	5.29%	92,611	1,190	5.14%
Other investments	2,544	23	3.62%	2,343	15	2.58%
Total investments	202,635	2,557	5.05%	202,932	2,425	4.78%
Federal funds sold and securities purchased under agreements to resell	15,088	195	5.18%	23,983	295	4.93%
Loans
Commercial and real estate	419,343	9,623	9.21%	370,362	8,344	9.04%
Installment	107,471	2,361	8.81%	95,592	1,974	8.28%
Total loans[3]	526,814	11,984	9.12%	465,954	10,318	8.88%
Total earning assets	744,537	14,736	7.94%	692,869	13,038	7.55%
Allowance for loan losses	(4,908)			(4,600)
Nonearning assets	76,913			73,025
Total assets	$816,542			$761,294

Liabilities and stockholders’ equity
NOW, money market, and savings	$426,320	$3,370	3.17%	$388,789	$3,004	3.10%
Certificates of deposits	118,764	1,230	4.15%	120,943	1,028	3.41%
Total interest bearing deposits	545,084	4,600	3.38%	509,732	4,032	3.17%
Federal funds purchased and securities sold under repurchase agreements	9,228	116	5.04%	2,724	29	4.25%
FHLB advances	108	1	5.13%	-	-	-
Junior subordinated debentures	15,465	343	8.90%	15,465	335	8.70%
Total interest bearing liabilities	569,885	5,060	3.56%	527,921	4,396	3.34%

Demand deposits	179,991			175,163
Other liabilities	4,228			3,802
Stockholders’ equity	62,438			54,408
Total liabilities and stockholders’ equity	$816,542			$761,294

Net interest income and net interest spread		$9,676	4.38%		$8,642	4.21%
Net yield on interest earning assets			5.21%			5.00%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $423,413for 2007 and $346,605 for 2006 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $940,729 for 2007 and $1,109,115 for 2006.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Six Months Ended June 30,
	2007			2006
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities and interest bearing deposits[4]
Taxable	$86,938	$2,036	4.68%	$96,870	$2,137	4.41%
Tax exempt[5]	110,736	2,913	5.26%	87,151	2,209	5.07%
Other investments	2,528	44	3.48%	2,185	39	3.57%
Total investments	200,202	4,993	4.99%	186,206	4,385	4.71%
Federal funds sold and securities purchased under agreements to resell	24,268	625	5.19%	30,629	701	4.61%
Loans
Commercial and real estate	407,350	18,319	9.07%	359,801	15,333	8.59%
Installment	106,266	4,659	8.84%	95,043	3,950	8.38%
Total loans[6]	513,616	22,978	9.02%	454,844	19,283	8.55%
Total earning assets	738,086	28,596	7.81%	671,679	24,369	7.32%
Allowance for loan losses	(4,929)			(4,480)
Nonearning assets	76,904			72,149
Total assets	$810,061			$739,348

Liabilities and stockholders’ equity
NOW, money market, and savings	$422,965	$6,839	3.26%	$368,388	$5,339	2.92%
Certificates of deposits	120,490	2,444	4.09%	120,970	1,996	3.33%
Total interest bearing deposits	543,455	9,283	3.44%	489,358	7,335	3.02%
Securities sold under repurchase agreements and federal funds purchased	6,800	165	4.89%	2,383	49	4.14%
FHLB advances	847	28	6.67%	-	-	-
Junior subordinated debentures	15,465	672	8.76%	15,465	650	8.47%
Total interest bearing liabilities	566,567	10,148	3.61%	507,206	8,034	3.19%

Demand deposits	178,038			174,392
Other liabilities	4,045			3,691
Stockholders’ equity	61,411			54,059
Total liabilities and stockholders’ equity	$810,061			$739,348

Net interest income and net interest spread		$18,448	4.20%		$16,335	4.13%
Net yield on interest earning assets			5.04%			4.90%

4 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

5 Interest income of $851,837 for 2007 and $642,068 for 2006 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

6 Interest income includes loan fees of $1,719,204 for 2007 and $1,770,425 for 2006.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended June 30, 2007 Compared to June 30, 2006
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities and interest bearing deposits
Taxable	$(164)	$(230)	$66
Tax exempt	287	250	37
Other investments	8	1	7
Federal funds sold and securities purchased under agreement to resell	(100)	(114)	14
Loans, including fees	1,667	1,379	288
Total	$1,698	$1,286	$412

Interest paid on:
Interest bearing deposits	$568	$289	$279
Federal funds purchased and securities sold under repurchase agreements	87	81	6
FHLB advances	1	1	-
Junior subordinated debentures	8	-	8
Total	$664	$371	$293

Taxable-equivalent net interest income	$1,034	$915	$119

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Six Months Ended June 30, 2007 Compared to June 30, 2006
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities and interest bearing deposits
Taxable	$(101)	$(228)	$127
Tax exempt	704	617	87
Other investments	5	6	(1)
Federal funds sold and securities purchased under agreement to resell	(76)	(157)	81
Loans, including fees	3,695	2,588	1,107
Total	$4,227	$2,826	$1,401

Interest paid on:
Interest bearing deposits	$1,948	$861	$1,087
Federal funds purchased and securities sold under repurchase agreements	116	106	10
FHLB advances	28	28	-
Junior subordinated debentures	22	-	22
Total	$2,114	$995	$1,119

Taxable-equivalent net interest income	$2,113	$1,831	$282

Non-Interest Income

Excluding Securities Transactions

Non-interest income for the second quarter of 2007 totaled $3,685,078, an increase of $613,424, or 20.0%, to $3,071,654 for the second quarter of 2006.  In year-to-date comparison, non-interest income totaled $6,932,214 for the six months ended June 30, 2007, a $1,017,961 increase or 17.2% over non-interest income of $5,914,253 reported for the first half of 2006.  The increases in quarterly and year-to-date comparison resulted primarily from increases in fee income from service charges on deposit accounts, which include non-sufficient funds (“NSF”) fees.  Income from service charges on deposit accounts increased from June 2006 to June 2007 in three-month comparison by $315,575. The total number of demand deposit accounts increased approximately 2,150, or 4.7%, from 45,400 accounts at June 30, 2006 to 47,550 at June 30, 2007, with the majority of the increase in consumer checking accounts.  Additionally, the Company increased the NSF processing fee from $23.47 per NSF item processed to $24.47 per item effective July 1, 2006.  Despite the increase in the fee, the $24.47 per item charge remains lower than most competitors’ charges within the Company’s markets.

Income from other charges and fees increased $284,024 for the three months ended June 30, 2007 as compared to June 30, 2006, primarily due to a $106,134 increase in ATM and debit card processing fees.  The increase resulted from a higher volume of ATM and debit card transactions processed.  Additionally, mortgage loan processing fees increased $79,569 and income from a third party investment advisory firm increased $51,447 in quarterly comparison.

Non-interest Expenses

Non-interest expenses increased $1,176,317 in quarterly comparison and $2,759,221 in year-to-date comparison, primarily due to increased salaries and employee benefits costs.  The number of full-time equivalent employees increased from 349 at June 30, 2006 to 398 at June 30, 2007 as a result of franchise expansion and recruitment of talented leaders to support corporate growth initiatives.  Additional increases were recorded in occupancy expense, professional fees; education and travel costs; and other growth-related expenses.

Included in professional fees recorded for the Company are premiums associated with FDIC insurance assessments.  For several years, as a well-capitalized financial institution, the Company has not been required to pay FDIC insurance premiums, but has been required to pay FICO (the Financing Corporation) assessments that currently total approximately $21,000 a quarter, or $84,000 annually.  FICO has assessment authority to collect funds from FDIC-insured institutions sufficient to pay interest on non-callable thrift bonds issued between 1987 and 1989, which expire with the bonds in 2019.  Beginning this year, the FDIC resumed deposit insurance assessments and also issued one-time credits against the assessments to qualifying institutions.  The Company qualified for a one-time credit totaling approximately $240,000, which offsets the new FDIC assessment through the third quarter of 2007.  Beginning in the fourth quarter of 2007, the Company expects to record approximately $86,000 in FDIC assessments, in addition to the $21,000 in FICO assessments.  Based on current deposit growth projections, FDIC and FICO assessments for 2008 will average approximately $127,000 per quarter, or $508,000 for the year.

Analysis of Statement of Condition

Consolidated assets totaled $824.0 million at June 30, 2007, up $19.0 million from $805.0 million at December 31, 2006.  The increase resulted primarily from loan growth of $46.4 million.   A $32.2 million reduction in cash and cash equivalents necessitated a $14.6 million increase in overnight and short-term borrowings to fund the loan growth.   Deposits totaled $716.9 million at the end of the second quarter of 2007 and were held to a $0.7 million increase from December 31, 2006, primarily due to deposit fluctuations in commercial accounts related to tax payments remitted during the second quarter of 2007.

Total loans grew 9.3%, from $499.0 million at year-end 2006 to $545.4 million at June 30, 2007, with most of the growth added in the second quarter.  The loan growth occurred primarily in the Company’s commercial  and construction loan portfolios as reflected in Table 5.

Table 5 Composition of Loans (in thousands)
	June 30, 2007	December 31, 2006
Commercial, financial, and agricultural	$176,093	$155,098
Lease financing receivable	9,362	7,902
Real estate - mortgage	200,966	192,583
Real estate - construction	75,809	64,126
Installment loans to individuals	82,514	78,613
Other	703	724
Total loans	$545,447	$499,046

Securities available-for-sale totaled $185.6 million at June 30, 2007, up $4.9 million from $180.7 million at December 31, 2006. The portfolio of securities held-to-maturity decreased $3.8 million, from $15.9 million at December 31, 2006 to $12.1 million at June 30, 2007, due to maturities and calls within that portfolio.  Investment purchases slowed in the second quarter of 2007, as cash flows from these calls and maturities were used to fund loans.

Bank premises and equipment, net of accumulated depreciation, increased $2.9 million for the first six months of 2007 and reflected the impact of the Company’s continued expansion.

Liquidity

Liquidity is the availability of funds to meet operational cash flow requirements and to meet contractual obligations as they become due.  The Banks’ primary liquidity needs involve their ability to accommodate customers’ demands for deposit withdrawals as well as their requests for credit.  Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Banks.  Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  The Banks’ core deposits are their most stable and important source of funding.  Further, the low variability of the core deposit base lessens the need for liquidity.  Cash deposits at other banks, federal funds sold, principal payments received on loans and mortgage-backed securities, and maturities of investment securities provide additional primary sources of asset liquidity for the Banks.  The Banks also have significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks.  At June 30, 2007, the Banks had $20.2 million in net borrowings with the FHLB and a correspondent bank.

At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and pay dividends on common stock.  An $8.2 million issuance of junior subordinated debentures was completed on September 20, 2004, the proceeds of which were used to partially fund the MidSouth TX merger.  The parent company previously issued $7.2 million in junior subordinated debentures in February 2001.  Dividends from the Banks primarily provide liquidity for the parent company.  As a publicly traded company, the parent company also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth.

Capital

The Company and the Banks are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At June 30, 2007, the Company and the Banks were in compliance with statutory minimum capital requirements and were classified as “well capitalized”.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of June 30, 2007, the Company’s leverage ratio was 8.63%, Tier 1 capital to risk-weighted assets was 11.10% and total capital to risk-weighted assets was 11.93%.  MidSouth LA and MidSouth TX had leverage capital ratios of 8.34% and 9.48%, respectively, at June 30, 2007.

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

Nonperforming Assets and Loans Past Due 90 Days and Over

Table 6 summarizes the Company's nonperforming assets and loans past due 90 days and over for the quarters ending June 30, 2007 and 2006 and for the year-ended December 31, 2006.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More (in thousands)
	June 30, 2007	June 30, 2006	December 31, 2006
Nonaccrual loans	$840	$543	$1,793
Loans past due 90 days and over	596	2,104	98
Total nonperforming loans	1,436	2,647	1,891
Other real estate owned	251	32	368
Other foreclosed assets	76	25	55
Total nonperforming assets	$1,763	$2,704	$2,314

Nonperforming assets to total assets	0.21%	0.35%	0.29%
Nonperforming assets to total loans + OREO + other foreclosed assets	0.32%	0.55%	0.46%
ALL to nonperforming assets	293.93%	180.73%	215.08%
ALL to nonperforming loans	360.86%	184.62%	263.19%
ALL to total loans	0.95%	1.00%	1.00%

Year-to-date charge-offs	$187	$310	$542
Year-to-date recoveries	42	223	314
Year-to-date net charge-offs	$145	$87	$228
Net YTD charge-offs to total loans	0.03%	0.02%	0.05%

Nonperforming assets, including loans 90 days or more past due, totaled $1.8 million at June 30, 2007 compared to $2.7 million at June 30, 2006 and $2.3 million at December 31, 2006.  Net year-to-date charge-offs were 0.03% of total loans as of June 30, 2007 compared to 0.02% at June 30, 2006 and 0.05% at December 31, 2006.  Due to the increase in loans, a provision expense for loan losses of $350,000 was recorded in the second quarter 2007 as compared to a $300,000 provision for the second quarter of 2006 and an $180,000 provision for the fourth quarter of 2006.  As a percentage of total loans, the ALL for the quarter ended June 30, 2007 was 0.95%, compared to 1.00% at June 30, 2006 and at December 31, 2006.

Specific reserves have been established in the ALL to cover probable losses on nonperforming assets.  The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.  Management believes the $5,181,861 in the allowance as of June 30, 2007 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio.

Impact of Inflation and Changing Prices

The consolidated financial statements of and notes thereto, presented herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial.  As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of conducting business, the Company is exposed to market risk, principally interest rate risk, through operation of its subsidiaries.  Interest rate risk arises from market fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments.  The Asset/Liability Management Committee (“ALCO”) is responsible for managing the Company’s interest rate risk position in compliance with the policy approved by the Board of Directors.

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

During the second quarter of 2007, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

Part II – Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the quarter ended June 30, 2007.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan[7]	Maximum Number of Shares That May Yet be Purchased Under the Plan[7]
April 2007	-	-	-	200,739
May 2007	1,665	$23.98	1,665	199,074
June 2007	2,505	$23.65	2,505	196,569

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 30, 2007, the Company held its annual shareholders meeting where shareholders voted upon the election of Directors and MidSouth Bancorp's 2007 Omnibus Incentive Compensation Plan.  The matters voted on and the results of the vote are presented below.

Will Charbonnet Sr., Clayton Paul Hilliard, Stephen C. May, and Joseph V. Tortorice, Jr.  were re-elected to the Company’s Board of Directors for 3-year terms to expire at the annual shareholders’ meeting in 2010.

Timothy J. Lemoine and R. Glenn Pumpelly were elected as members to the Company’s Board.  Mr. Lemoine was elected for a two-year term to expire at the Company’s annual shareholders’ meeting in 2009; Mr. Pumpelly was elected to serve until the annual shareholders’ meeting in 2008.

7 Under a share repurchase program approved by the Company’s Board of Directors on November 13, 2002, the Company can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions.  The repurchase program does not have an expiration date.

The results of the election were as follows:

	Votes Cast
Name of Nominee	For	Abstained	Broker Non-votes

Will Charbonnet Sr.	3,224,859	3,655	1,135,548
Clayton Paul Hilliard	3,223,511	5,003	1,135,548
Stephen C. May	3,085,679	142,835	1,135,548
Joseph V. Tortorice, Jr.	3,224,859	3,655	1,135,548
Timothy J. Lemoine	3,224,759	3,755	1,135,548
R. Glenn Pumpelly	3,224,648	3,866	1,135,548

The shareholders approved of the MidSouth Bancorp 2007 Omnibus Incentive Compensation Plan that replaces the 1997 Incentive Stock Option Plan which expired in February 2007. The results of the vote were as follows:

Votes Cast
For	Against	Abstained	Broker Non-votes

2,868,322	338,463	21,719	1,135,548

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits

Exihibit Number                                                      Document Description

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports Filed on Form 8-K
A press release regarding the Company’s earnings for the quarter ended June 30, 2007 was attached as Exhibit 99.1 to the Form 8-K filed on July 26, 2007.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: August 9, 2007
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO

/s/ J. E. Corrigan, Jr.
J. E. Corrigan, Jr., Executive Vice President/CFO

/s/ Teri S. Stelly
Teri S. Stelly, SVP/Controller