Form 10-Q
period 2007-11-07
MIDSOUTH BANCORP INC
filed 2007-11-07
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                                                                       SECURITIES EXCHANGE ACT OF 1934
                                                                                                       For the quarterly period ended September 30, 2007
OR
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

As of November 1, 2007, there were 6,582,004 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information
Item 1. Financial Statements.
Consolidated Statements of Condition
Consolidated Statements of Earnings (unaudited)
Consolidated Statement of Stockholders’ Equity (unaudited)
Consolidated Statement of Stockholders’ Equity (unaudited)
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
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits.
Signatures

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
	September 30, 2007 (unaudited)	December 31, 2006 (audited)
Assets
Cash and due from banks	$27,885,071	$30,564,604
Interest bearing deposits in banks and federal funds sold	3,088,574	26,839,737
Total cash and cash equivalents	30,973,645	57,404,341
Securities available-for-sale, at fair value (cost of $182,146,375 at September 30, 2007 and $181,973,949 at December 31, 2006)	181,719,338	180,673,747
Securities held-to-maturity (estimated fair value of $11,709,372 at September 30, 2007 and $16,166,937 at December 31, 2006)	11,514,732	15,900,611
Loans, net of allowance for loan losses of $5,297,280 at September 30, 2007 and $4,976,857 at December 31, 2006	547,750,783	494,068,845
Other investments	5,157,740	2,501,150
Accrued interest receivable	5,815,119	5,491,730
Bank premises and equipment, net	36,450,478	30,609,332
Goodwill and intangibles	9,800,122	9,957,364
Cash surrender value of life insurance	4,181,378	4,068,116
Other assets	3,523,848	4,346,450
Total assets	$836,887,183	$805,021,686

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$179,859,508	$182,595,931
Interest bearing	534,494,458	533,583,610
Total deposits	714,353,966	716,179,541
Securities sold under repurchase agreements	19,015,860	4,474,786
Federal funds purchased	5,000,000	-
Federal Home Loan Bank advances	12,330,000	5,650,000
Accrued interest payable	1,090,551	1,196,822
Junior subordinated debentures	15,465,000	15,465,000
Other liabilities	3,344,968	2,312,061
Total liabilities	770,600,345	745,278,210
Stockholders’ Equity:
Common stock, $0.10 par value- 10,000,000 shares authorized; 6,723,523 and 6,355,946 issued and 6,582,577 and 6,236,989 outstanding at September 30, 2007 and December 31, 2006, respectively	672,353	635,595
Capital surplus	51,292,909	42,907,597
Unearned ESOP shares	(163,057)	(251,259)
Accumulated other comprehensive income	(281,844)	(858,133)
Treasury stock- 140,946 shares at September 30, 2007 and 118,957 shares at December 31, 2006, at cost	(2,899,662)	(2,518,411)
Retained earnings	17,666,139	19,828,087
Total stockholders’ equity	66,286,838	59,743,476
Total liabilities and stockholders’ equity	$836,887,183	$805,021,686

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$12,460,906	$10,860,528	$35,439,056	$30,143,044
Securities and other investments
Taxable	1,105,589	1,274,496	3,186,209	3,451,061
Nontaxable	1,036,780	900,593	3,097,464	2,467,370
Federal funds sold	47,230	68,081	672,377	768,667
Total interest income	14,650,505	13,103,698	42,395,106	36,830,142

Interest expense:
Deposits	4,430,762	4,268,473	13,713,330	11,603,901
Securities sold under repurchase agreements, federal funds purchased and advances	452,492	58,332	645,195	107,247
Junior subordinated debentures	350,281	350,782	1,044,174	1,020,499
Total interest expense	5,233,535	4,677,587	15,402,699	12,731,647

Net interest income	9,416,970	8,426,111	26,992,407	24,098,495
Provision for loan losses	300,000	50,000	650,000	670,000
Net interest income after provision for loan losses	9,116,970	8,376,111	26,342,407	23,428,495

Non-interest income:
Service charges on deposits	2,449,769	2,459,671	7,245,344	6,560,086
Gains (losses) on securities, net	-	(7,553)	-	(7,553)
Credit life insurance	42,402	40,887	138,274	129,761
Other charges and fees	1,081,725	936,880	3,143,410	2,681,960
Total non-interest income	3,573,896	3,429,885	10,527,028	9,364,254

Non-interest expenses:
Salaries and employee benefits	5,215,368	4,249,564	14,716,502	11,972,079
Occupancy expense	1,760,542	1,597,830	4,947,729	4,458,038
Other	2,765,900	2,641,205	8,402,045	7,623,727
Total non-interest expenses	9,741,810	8,488,599	28,066,276	24,053,844

Income before income taxes	2,949,056	3,317,397	8,803,159	8,738,905
Provision for income taxes	508,445	900,260	1,921,406	2,267,494

Net earnings	$2,440,611	$2,417,137	$6,881,753	$6,471,411

Earnings per share:
Basic	$0.37	$0.37	$1.05	$0.99
Diluted	$0.37	$0.36	$1.04	$0.97

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2007

	Common Stock				Unrealized Losses on
	Shares	Amount	Capital Surplus	ESOP Obligation	Securities AFS, net	Treasury Stock	Retained Earnings	Total
Balance- January 1, 2007	6,355,946	$635,595	$42,907,597	$(251,259)	$(858,133)	$(2,518,411)	$19,828,087	$59,743,476
Net earnings	-	-	-	-	-	-	6,881,753	6,881,753
Comprehensive income:
Net change in unrealized losses on securities available-for-sale, net of taxes	-	-	-	-	576,289	-	-	576,289
Comprehensive income								7,458,042
Cash dividends on common stock, $0.18 per share	-	-	-	-	-	-	(1,189,986)	(1,189,986)
Common stock dividend, 5% per common share	320,168	32,017	7,821,698	-	-	-	(7,853,715)	-
Exercise of stock options	47,409	4,741	266,001	-	-	-	-	270,742
Tax benefit resulting from exercise of stock options	-	-	137,716	-	-	-	-	137,716
Purchase of treasury stock	-	-	-	-	-	(381,251)	-	(381,251)
ESOP obligation, net of repayments	-	-	-	88,202	-	-	-	88,202
Excess of market value over book value of ESOP shares released, net adjustment	-	-	86,250	-	-	-	-	86,250
Stock option expense	-	-	73,647	-	-	-	-	73,647
Balance- September 30, 2007	6,723,523	$672,353	$51,292,909	$(163,057)	$(281,844)	$(2,899,662)	$17,666,139	$66,286,838

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2006
	Common Stock				Unrealized Losses
	Shares	Amount	Capital Surplus	ESOP Obligation	on Securities AFS, net	Treasury Stock	Retained Earnings	Total
Balance- January 1, 2006	6,570,993	$657,099	$41,753,670	$(47,194)	$(1,032,694)	$(1,229,213)	$13,083,900	$53,185,568
Net earnings	-	-	-	-	-	-	6,471,411	6,471,411
Comprehensive income:
Net change in unrealized losses on securities available-for-sale, net of taxes	-	-	-	-	128,922	-	-	128,922
Comprehensive income								6,600,333
Cash dividends on common stock, $0.13 per share	-	-	-	-	-	-	(895,957)	(895,957)
Exercise of stock options	83,789	8,379	333,432	-	-	-	-	341,811
Tax benefit resulting from exercise of stock options	-	-	594,899	-	-	-	-	594,899
Purchase of treasury stock	-	-	-	-	-	(655,720)	-	(655,720)
ESOP obligation, net of repayments	-	-	-	(232,604)	-	-	-	(232,604)
Excess of market value over book value of ESOP shares released, net adjustment	-	-	52,500	-	-	-	-	52,500
Stock option expense	-	-	45,333	-	-	-	-	45,333
Balance- September 30, 2006	6,654,782	$665,478	$42,779,834	$(279,798)	$(903,772)	$(1,884,933)	$18,659,354	$59,036,163

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$6,881,753	$6,471,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,070,223	2,044,232
Provision for loan losses	650,000	670,000
Deferred income tax expense (benefit)	497,784	(255,005)
Amortization of premiums on securities, net	449,973	538,504
Net loss on sale of securities	-	7,553
Net loss on sale of premises and equipment	27,510	416
Net loss on sale of other real estate owned	27,533	13,210
Impairment on premises and equipment	(20,706)	-
Stock option compensation expense	73,647	45,333
Change in accrued interest receivable	(323,389)	(539,517)
Change in accrued interest payable	(106,271)	(103,052)
Other, net	932,460	533,312
Net cash provided by operating activities	11,160,517	9,426,397

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	21,966,866	26,308,619
Proceeds from maturities and calls of securities held-to-maturity	4,395,500	3,219,900
Proceeds from sales of securities available-for-sale	-	2,988,590
Purchases of securities available-for-sale	(22,600,250)	(74,763,571)
Purchases of other investments	(2,655,225)	(910,950)
Loan originations, net of repayments	(54,494,614)	(53,029,037)
Purchase of premises and equipment	(7,818,016)	(7,304,836)
Proceeds from sale of premises and equipment	57,085	275
Proceeds from sales of other real estate owned	448,522	151,450
Net cash used in investing activities	(60,700,132)	(103,339,560)

Cash flows from financing activities:
Change in deposits	(1,825,575)	66,408,333
Change in repurchase agreements	14,541,074	980,872
Change in federal funds purchased	5,000,000	1,200,000
Proceeds from FHLB advances	260,508,500	-
Repayments of FHLB advances	(253,828,500)	-
Purchase of treasury stock	(381,251)	(655,720)
Payment of dividends on common stock	(1,313,787)	(1,190,449)
Proceeds from exercise of stock options	270,742	341,811
Excess tax benefit from stock option exercises	137,716	594,899
Net cash provided by financing activities	23,108,919	67,679,746

Net decrease in cash and cash equivalents	(26,430,696)	(26,233,417)

Cash and cash equivalents, beginning of period	57,404,341	52,437,002

Cash and cash equivalents, end of period	$30,973,645	$26,203,585

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)

1.           Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of September 30, 2007 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report and Form 10-K.

The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

Recent Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  FIN 48 provides detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in the financial statements.  FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination.  If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement.  Any difference between the tax position taken in the tax return and the tax position recognized in the financial statements using the criteria above results in the recognition of a liability in the financial statements for the unrecognized benefit.  Similarly, if a tax position fails to meet the more-likely-than-not recognition threshold, the benefit taken in a tax return will also result in the recognition of a liability in the financial statements for the full amount of the unrecognized benefit.  The new interpretation was effective for the Company for the nine months ended September 30, 2007.  The adoption of this new accounting principle did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

In September 2006, the FASB ratified the consensus the EITF reached regarding EITF No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4 (“EITF 06-5”). The EITF concluded that a policy holder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. This interpretation is effective for the Company beginning in fiscal year 2007.  The adoption of ETIF 06-5 has not had, nor does the Company believe it will have, a material impact on its financial position, results of operations, or cash flows.

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

3.           Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$5,182	$4,887	$4,977	$4,355
Provision for loan losses	300	50	650	670
Recoveries	36	44	78	266
Loans charged-off	(221)	(71)	(408)	(381)
Balance, end of period	$5,297	$4,910	$5,297	$4,910

4.           Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$2,441	$2,417	$6,882	$6,471
Weighted average number of common shares outstanding used in computation of basic earnings per common share	6,573	6,548	6,568	6,512
Effect of dilutive securities: Stock options	65	116	71	112
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	6,638	6,664	6,639	6,624

5.           Declaration of Dividends

On February 14, 2007, the Company declared a $0.06 per share quarterly dividend for holders of record on March 14, 2007.  The second quarter $0.06 per share dividend was declared on May 9, 2007 for shareholders of record on June 13, 2007.  On July 18, 2007, the Company declared a 5% stock dividend for shareholders of record on September 21, 2007, paid on October 23, 2007.  On the same date, the Company declared an increase in the quarterly dividend to $0.07 per share effective in the third quarter 2007 for shareholders of record on September 14, 2007.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in Form 10-K for the year ended December 31, 2006.  The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  The Company’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required (see Asset Quality).

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

A third critical accounting policy relates to stock-based compensation and the Company’s adoption of the provisions of SFAS No. 123R, Share-Based Payment (Revised 2004), on a modified basis, on January 1, 2006.  The Company had previously adopted SFAS No. 123 on January 1, 2005.  Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on the fair market value on the date of the grant.  SFAS No. 123R further requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.  The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions.  The Company recognized stock option expense of $73,647, for the grant-date fair value of stock options vested in the nine months ended September 30, 2007.  The Company did not grant any new stock options in 2007.

Results of Operations

Third quarter 2007 earnings totaled $2,440,611, a 1.0% increase over earnings of $2,417,137 for the same period in 2006.  Revenues for the Company, defined as net interest income and non-interest income, increased $1,134,870 for the third quarter of 2007 compared to the third quarter of 2006.  A $1,253,211 increase in non-interest expenses attributed primarily to franchise expansion offset the improvement in revenues.  Diluted earnings per share were $0.37 for the third quarter of 2007, compared to $0.36 per share for the third quarter of 2006.  Earnings per share data have been adjusted to reflect a one-for-twenty (5%) stock dividend declared on July 18, 2007 for all shareholders of record as of September 21, 2007.

Third quarter 2007 earnings were positively impacted by approximately $0.03 per share due to a lower effective tax rate.  The effective tax rate during the third quarter was approximately 17.2%, as compared to 27.1% for the same period of 2006.  The provision for income taxes reflects an effective tax rate of 21.8% for the first nine months of fiscal year 2007 as compared to 25.9% in the same period of 2006.  The lower rate for the third quarter and nine-month period resulted from the Company’s recognition of the Work Opportunity Tax Credit under the Katrina Emergency Tax Relief Act of 2005.  As a result, income tax expense for the quarter was reduced by approximately $193,000.  For the fourth quarter of 2007, the effective tax rate is expected to be in the range of 20% to 22%.

Offsetting the favorable impact of the third quarter 2007 tax reduction was a $250,000 increase in the provision for loan losses in quarterly comparison.  Due to an increase in loan volume, provisions totaling $300,000 were recorded in the third quarter of 2007, compared to $50,000 recorded in provisions for the third quarter of 2006.

Return on average equity was 15.19% for the third quarter of 2007 compared to 16.98% for the third quarter of 2006.  The leverage capital ratio was 8.72% at September 30, 2007 compared to 8.50% at September 30, 2006.

Net interest income before provision for loan losses for the third quarter of 2007 increased 11.8% to $9,416,970 compared to $8,426,111 for the third quarter of 2006.  The improvement in net interest income was driven by loan growth in both the Louisiana and Texas markets.  Net interest margin, on a fully taxable-equivalent basis, was 5.16% in the third quarter of 2007, an improvement of 20 basis points from 4.96% in the third quarter of 2006.

Earnings for the first nine months of 2007 totaled $6,881,753, an increase of 6.3% from the $6,471,411 reported earnings for the first nine months of 2006.   Basic earnings per share were $1.05 for the nine months ended September 30, 2007 as compared to the $0.99 per share for the nine months ended September 30, 2006.  Diluted earnings per share were $1.04 and $0.97, respectively.

Earnings increased in year-to-date comparison primarily due to a $2,893,912 increase in net interest income driven by an improvement in loan volume and loan yields.  Non-interest income also increased by $1,162,774 largely due to a higher volume of insufficient funds transactions which added $685,258 to service charges on deposit accounts.  Additionally, the provision for income taxes decreased $346,088 in nine-month comparison as a result of a lower effective tax rate applied in the third quarter of 2007.  The year-to-date improvement in earnings was offset by a $4,012,432 increase in non-interest expenses that was attributable primarily to increased salaries and benefit costs.

For the nine months ended September 30, 2007, total consolidated assets increased $31.9 million, or 4.0%, from $805.0 million at the year end 2006 to $836.9 million at the end of the third quarter of 2007.  Total loans grew $54.0 million, or 10.8%, from $499.0 million at December 31, 2006 to $553.0 million at September 30, 2007, primarily in commercial and real estate loans. Total deposits remained relatively constant at $714.4 million at September 30, 2007 compared to $716.2 million at December 31, 2006.

Nonperforming assets, including loans 90 days or more past due, decreased $400,000, from $2.3 million at December 31, 2006 to $1.9 million at September 30, 2007.  As a percentage of total assets, nonperforming assets were 0.22% and 0.29% for September 30, 2007 and December 31, 2006, respectively.  Net charge-offs to total loans were 0.06% for the third quarter of 2007.

Continued credit quality ratios, supported by management’s most recent analysis of the ALL, indicated that the ALL-to-total loans ratio of 0.96% was appropriate at September 30, 2007.  Due to an increase in loan growth, third quarter 2007 provision expense for loan losses totaled $300,000 compared to $50,000 in provision expense recorded for the third quarter of 2006.

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

The Company’s net interest margin on a taxable-equivalent basis, which is net interest income as a percentage of average earning assets, was 5.16% for the three months ended September 30, 2007, up 20 basis points from 4.96% for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, the taxable-equivalent net interest margin increased 16 basis points, from 4.92% at September 30, 2006 to 5.08% at September 30, 2007.  Tables 1 through 4 following this discussion analyze the changes in taxable-equivalent net interest income for the three and nine months ended September 30, 2007 and 2006.

In quarterly comparison, average earning assets increased $52.9 million, or 7.5%, from $704.1 million in September 2006 to $757.0 million in September 2007.  The average yield on earning assets improved 31 basis points, from 7.59% at September 30, 2006 to 7.90% at September 30, 2007.  The average volume of loans increased $62.3 million, or 12.7%, and loan yields increased 16 basis points, from 8.81% for the quarter ended September 30, 2006 to 8.97% for the quarter ended September 30, 2007.  The average taxable-equivalent yield on investment securities increased 24 basis points, from 4.74% to 4.98%, respectively.  The average volume of investment securities decreased $7.9 million and the average volume of federal funds sold decreased $1.5 million in quarterly comparison.  The mix of average earning assets improved, with average loans at 72.8% of average earning assets at September 30, 2007, compared to 69.5% at September 30, 2006.  The improvement in the mix resulted in an increase to taxable-equivalent interest income of $1.6 million in quarterly comparison.

The Company’s strong demand deposit mix, defined as all deposits except Certificates of Deposit (“CDs”), reflected improvement in average volume from $579.9 million, or 83.8%, of average total deposits at September 30, 2006, to $593.9 million, or 83.5%, of average total deposits at September 30, 2007.   The average volume of CDs increased $5.9 million, from $111.7 million at September 30, 2006 to $117.6 million at September 30, 2007 and represented 16.2% of total deposits at September 30, 2006 compared to 16.5% at September 30, 2007.  The higher volume of demand deposits reflects the Company’s retail strategy of developing long-term banking relationships with depositors.

The average volume of NOW, money market and savings deposits increased $13.4 million in quarterly comparison, while the average rate paid on these deposits dropped 22 basis points, from 3.23% at September 30, 2006, to 3.01% at September 30, 2007.  The decrease in the rate resulted primarily from rate reductions on the Platinum NOW and Money Market deposits that have historically repriced weekly with variances to the 90 day Treasury bill yield, which decreased 110 basis points over the past twelve months. The decrease in interest expense on NOW, money market and savings deposits was offset by average volume and rate increases on CDs.  The average volume of CDs increased $5.9 million in quarterly comparison and the average rate paid on CDs increased 77 basis points, from 3.49% at September 30, 2006 to 4.26% at September 30, 2007.  The volume and rate increases resulted primarily from higher cost CDs offered in the Texas markets and in the newer markets in Louisiana to compete with rate offerings in those markets.  The rate and volume changes in interest-bearing deposits resulted in an increase in interest expense of $162,000 in quarterly comparison and the average rate paid on interest-bearing deposits remained constant at 3.29%.

The average volume of federal funds purchased and securities sold under repurchase agreements increased $12.4 million in quarterly comparison primarily due to a $12.5 million reverse repurchase agreement entered into in July of 2007 with Citigroup Global Markets, Inc. (“CGMI”).  The reverse repurchase agreement provided low cost funding to meet liquidity demands.  Under the terms of the reverse repurchase agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI on August 9, 2008, or every quarterly period thereafter.  Federal Home Loan Bank (“FHLB”) advances also increased as deposit growth slowed and additional borrowed funds were necessary to meet loan demand.  The average volume of FHLB advances increased $19.6 million at an average rate of 5.17%.  The increased borrowings resulted in increased interest expense of $395,000 in quarterly comparison.

The average rate paid on the Company’s junior subordinated debentures decreased 2 basis points from third quarter of 2006 to third quarter of 2007 on the $8.2 million of such debentures issued in the third quarter of 2004 to partially fund the Lamar Bancshares (now MidSouth TX) acquisition.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at September 30, 2007 was 8.09%.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.  In February 2001, the Company issued $7.2 million of junior subordinated debentures.  The debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.

The impact of the quarterly changes in yield and volume of the earning assets and interest-bearing liabilities discussed above resulted in an increase of $1.1 million to taxable-equivalent net interest income from September 30, 2006 to September 30, 2007.

In year-to-date comparison, taxable-equivalent net interest income increased $3.2 million, driven by a $60.0 million increase in average loan volume and a 36 basis point increase in the average yield on loans.  The impact of the loan volume and yield increases was partially offset by a $56.7 million increase in the average volume of interest-bearing liabilities and a 30 basis point increase in the average rate paid on interest-bearing liabilities.  Non interest-bearing deposits remained strong at 24.7% of average total deposits for the nine months ended September 30, 2007.

Although the Company’s net interest margin and net interest spread improved in both quarterly and year-to-date comparisons, management believes that the recent rate reductions announced by the Federal Reserve Bank and the highly competitive deposit environment could place downward pressure on the margin and spread for the fourth quarter of 2007 and into 2008.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended September 30,
	2007			2006
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities and interest bearing deposits[1]
Taxable	$87,063	$1,046	4.70%	$108,737	$1,251	4.50%
Tax exempt[2]	110,262	1,467	5.21%	98,710	1,271	5.15%
Other investments	4,667	59	4.95%	2,442	23	3.69%
Total investments	201,992	2,572	4.98%	209,889	2,545	4.47%
Federal funds sold and securities purchased under agreements to resell	3,705	47	5.03%	5,157	68	5.24%
Loans
Commercial and real estate	439,089	10,079	9.11%	390,297	8,742	8.89%
Installment	112,251	2,382	8.42%	98,772	2,119	8.51%
Total loans[3]	551,340	12,461	8.97%	489,069	10,861	8.81%
Total earning assets	757,037	15,080	7.90%	704,115	13,474	7.59%
Allowance for loan losses	(5,138)			(4,882)
Nonearning assets	79,479			72,658
Total assets	$831,378			$771,891

Liabilities and stockholders’ equity
NOW, money market, and savings	$417,022	$3,169	3.01%	$403,623	$3,286	3.23%
Certificates of deposits	117,588	1,262	4.26%	111,735	982	3.49%
Total interest bearing deposits	534,610	4,431	3.29%	515,358	4,268	3.29%
Federal funds purchased and securities sold under repurchase agreements	17,041	198	4.61%	4,686	58	4.94%
FHLB advances	19,583	255	5.17%	-	-	-
Junior subordinated debentures	15,465	350	8.98%	15,465	351	9.00%
Total interest bearing liabilities	586,699	5,234	3.54%	535,509	4,677	3.47%

Demand deposits	176,893			176,282
Other liabilities	4,023			3,615
Stockholders’ equity	63,763			56,485
Total liabilities and stockholders’ equity	$831,378			$771,891

Net interest income and net interest spread		$9,846	4.36%		$8,797	4.12%
Net yield on interest earning assets			5.16%			4.96%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $429,683 for 2007 and $370,467 for 2006 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $793,873 for 2007 and $840,842 for 2006.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Nine Months Ended September 30,
	2007			2006
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities and interest bearing deposits[4]
Taxable	$86,980	$3,083	4.73%	$100,869	$3,389	4.48%
Tax exempt[5]	110,577	4,379	5.28%	91,047	3,479	5.10%
Other investments	3,249	103	4.23%	2,271	62	3.62%
Total investments	200,806	7,565	5.02%	194,187	6,930	4.76%
Federal funds sold and securities purchased under agreements to resell	17,338	672	5.18%	22,045	769	4.66%
Loans
Commercial and real estate	418,046	28,280	9.04%	370,079	24,074	8.70%
Installment	108,283	7,159	8.84%	96,299	6,069	8.43%
Total loans[6]	526,329	35,439	9.00%	466,378	30,143	8.64%
Total earning assets	744,473	43,676	7.84%	682,610	37,842	7.41%
Allowance for loan losses	(4,999)			(4,615)
Nonearning assets	77,754			71,913
Total assets	$817,228			$749,908

Liabilities and stockholders’ equity
NOW, money market, and savings	$420,962	$10,008	3.18%	$380,179	$8,626	3.03%
Certificates of deposits	119,512	3,705	4.14%	117,858	2,978	3.38%
Total interest bearing deposits	540,474	13,713	3.39%	498,037	11,604	3.12%
Securities sold under repurchase agreements and federal funds purchased	10,252	362	4.72%	3,159	107	4.54%
FHLB advances	7,161	283	5.28%	-	-	-
Junior subordinated debentures	15,465	1,044	9.03%	15,465	1,020	8.82%
Total interest bearing liabilities	573,352	15,402	3.59%	516,661	12,731	3.29%

Demand deposits	177,635			175,137
Other liabilities	4,038			3,233
Stockholders’ equity	62,203			54,877
Total liabilities and stockholders’ equity	$817,228			$749,908

Net interest income and net interest spread		$28,274	4.25%		$25,111	4.12%
Net yield on interest earning assets			5.08%			4.92%

4 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

5 Interest income of $1,281,525 for 2007 and $1,012,414 for 2006 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

6 Interest income includes loan fees of $2,513,077 for 2007 and $2,611,267 for 2006.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended September 30, 2007 Compared to September 30, 2006
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities and interest bearing deposits
Taxable	$(205)	$(258)	$53
Tax exempt	196	153	43
Other investments	36	26	10
Federal funds sold and securities purchased under agreement to resell	(21)	(18)	(3)
Loans, including fees	1,600	1,404	196
Total	$1,606	$1,307	$299

Interest paid on:
Interest bearing deposits	$163	$160	$3
Federal funds purchased and securities sold under repurchase agreements	140	144	(4)
FHLB advances	255	255	-
Junior subordinated debentures	(1)	-	(1)
Total	$557	$559	$(2)

Taxable-equivalent net interest income	$1,049	$748	$301

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Nine Months Ended September 30, 2007 Compared to September 30, 2006
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities and interest bearing deposits
Taxable	$(306)	$(513)	$207
Tax exempt	900	737	163
Other investments	41	29	12
Federal funds sold and securities purchased under agreement to resell	(97)	(177)	80
Loans, including fees	5,296	4,011	1,285
Total	$5,834	$4,087	$1,747

Interest paid on:
Interest bearing deposits	$2,109	$1,032	$1,077
Federal funds purchased and securities sold under repurchase agreements	255	250	5
FHLB advances	283	283	-
Junior subordinated debentures	24	-	24
Total	$2,671	$1,565	$1,106

Taxable-equivalent net interest income	$3,163	$2,522	$641

Non-Interest Income

Excluding Securities Transactions

Non-interest income for the third quarter of 2007 totaled $3,573,896, an increase of $144,011, or 4.2%, from $3,429,885 for the third quarter of 2006.  In year-to-date comparison, non-interest income totaled $10,527,028 for the nine months ended September 30, 2007, a $1,162,774 increase, or 12.4%, over non-interest income of $9,364,254 reported for the first nine months of 2006.  Prior year quarter and linked-quarter comparisons of non-interest income were impacted by a decrease in service charge income on deposit accounts due to the elimination of a $1.00 monthly charge on all accounts with an ATM or debit card.  Elimination of the monthly charge reduced service charge income by approximately $14,000 per month, or $42,000 per quarter.  The Company had charged ATM and debit card customers the $1.00 monthly fee in lieu of charging customers a fee for using competitors’ ATM machines.

Income from other charges and fees increased $144,845 for the three months ended September 30, 2007 as compared to September 30, 2006, primarily due to increased ATM and debit card fees resulting from a higher volume of electronic transactions processed. A higher volume of insufficient funds (“NSF”) transactions increased NSF fee income $685,258 in nine month comparison.  The total number of demand deposit accounts increased approximately 1,490, or 3.2%, from 46,089 accounts at September 30, 2006, to 47,579 at September 30, 2007, with the majority of the increase in consumer checking accounts.  Increases in other charges and fees were recorded in ATM and debit card fees ($288,124), mortgage processing fees ($105,364), and lease income from third party investment advisory services ($84,040) in nine-month comparison.

Non-interest Expenses

Non-interest expenses increased $1,253,211 in quarterly comparison and $4,012,432 in year-to-date comparison, primarily due to increased salaries and employee benefits costs of $965,804 and $2,744,423, respectively.  The number of full-time equivalent employees increased from 364 at September 30, 2006, to 418 at September 30, 2007, as a result of franchise expansion and recruitment of talented leaders to support corporate growth initiatives.  Additional increases were recorded in occupancy expense, data processing expense, professional fees, education and travel costs, and other growth-related expenses.

Included in professional fees recorded for the Company are premiums associated with FDIC insurance assessments.  For several years, as a well-capitalized financial institution, the Company has not been required to pay FDIC insurance premiums, but has been required to pay FICO (the Financing Corporation) assessments that currently total approximately $21,000 a quarter, or $84,000 annually.  FICO has assessment authority to collect funds from FDIC-insured institutions sufficient to pay interest on non-callable thrift bonds issued between 1987 and 1989, which expire with the bonds in 2019.  Beginning this year, the FDIC resumed deposit insurance assessments and also issued one-time credits against the assessments to qualifying institutions.  The Company qualified for a one-time credit totaling approximately $240,000, which offset the new FDIC assessment through the third quarter of 2007.  Beginning in the fourth quarter of 2007, the Company expects to record approximately $86,000 in FDIC assessments, in addition to the $21,000 in FICO assessments.  Based on current deposit growth projections, FDIC and FICO assessments for 2008 will average approximately $127,000 per quarter, or $508,000 for the year.

Analysis of Statement of Condition

Consolidated assets totaled $836.9 million at September 30, 2007, up $31.9 million from $805.0 million at December 31, 2006.  The increase resulted primarily from loan growth of $54.0 million.  A $26.4 million reduction in cash and cash equivalents combined with an $11.7 million increase in overnight and short-term borrowings and a $14.5 million increase in securities sold under repurchase agreements were utilized to fund loan growth.  Deposits totaled $714.4 million at the end of the third quarter of 2007, a decrease of $1.8 million from December 31, 2006.  Deposits have remained flat in the second and third quarters of 2007 primarily due to fluctuations in large commercial deposit balances, in part due to tax payments remitted during these quarters, as well as increased competition for deposit dollars within the Company’s markets.

Total loans grew 10.8%, from $499.0 million at year-end 2006 to $553.0 million at September 30, 2007, with most of the growth added in the second and third quarters.  The loan growth occurred primarily in the Company’s commercial and real estate loan portfolios, complemented by solid increases in construction loans, lease financings, and installment loans as reflected in Table 5.

Table 5 Composition of Loans (in thousands)
	September 30, 2007	December 31, 2006
Commercial, financial, and agricultural	$175,150	$155,098
Lease financing receivable	10,017	7,902
Real estate – mortgage	205,200	192,583
Real estate – construction	73,787	64,126
Installment loans to individuals	88,166	78,613
Other	728	724
Total loans	$553,048	$499,046

Within the $205.2 million real estate mortgage portfolio at September 30, 2007, $135.4 million represented loans secured by commercial real estate, 72% of which was owner-occupied.  Of the $61.7 million in real estate mortgage loans secured by 1-4 family residential properties, 83% represented loans secured by first liens.  Within the $73.8 million real estate construction portfolio, 83% represented commercial construction and land development and 17% represented residential construction and consumer property.  Management believes the Company’s risk within the real estate and construction portfolios is well diversified throughout its markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at September 30, 2007.

Securities available-for-sale totaled $181.7 million at September 30, 2007, up $1.0 million from $180.7 million at December 31, 2006. The portfolio of securities held-to-maturity decreased $4.4 million, from $15.9 million at December 31, 2006 to $11.5 million at September 30, 2007, due to maturities and calls within that portfolio.  Investment purchases slowed in the second and third quarters of 2007, as cash flows from calls and maturities were used to fund loans.  Other investments increased $2.7 million from year-end 2006 due to purchases of FHLB stock required with the increase in borrowings under FHLB advances.

Bank premises and equipment, net of accumulated depreciation, increased $5.8 million for the first nine months of 2007 and reflected the impact of the Company’s continued expansion.

Liquidity

Liquidity is the availability of funds to meet operational cash flow requirements and to meet contractual obligations as they become due.  The Banks’ primary liquidity needs involve their ability to accommodate customers’ demands for deposit withdrawals as well as their requests for credit.  Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Banks.  Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  The Banks’ core deposits are their most stable and important source of funding.  Further, the low variability of the core deposit base lessens the need for liquidity.  Cash deposits at other banks, federal funds sold, principal payments received on loans and mortgage-backed securities, and maturities of investment securities provide additional primary sources of asset liquidity for the Banks.  The Banks also have significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks.  At September 30, 2007, the Banks had $17.3 million in net borrowings with the FHLB and a correspondent bank.

At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and pay dividends on common stock.  An $8.2 million issuance of junior subordinated debentures was completed on September 20, 2004, the proceeds of which were used to partially fund the MidSouth TX acquisition.  The parent company previously issued $7.2 million in junior subordinated debentures in February 2001.  Dividends from the Banks primarily provide liquidity for the parent company.  As a publicly traded company, the parent company also has the ability to issue other securities instruments to provide funds as needed for operations and future growth.

Capital

The Company and the Banks are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At September 30, 2007, the Company and the Banks were in compliance with statutory minimum capital requirements and were classified as “well capitalized”.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of September 30, 2007, the Company’s leverage ratio was 8.72%, Tier 1 capital to risk-weighted assets was 11.29% and total capital to risk-weighted assets was 12.13%.  MidSouth LA and MidSouth TX had leverage capital ratios of 8.50% and 9.08%, respectively, at September 30, 2007.

Asset Quality

Credit Risk Management

The Company manages its credit risk by observing written, board approved policies that govern all underwriting activities.  The credit risk management program requires that each individual loan officer review his or her portfolio on a scheduled basis and assign recommended credit ratings on each loan.  These efforts are supplemented by external and internal independent reviews and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, bank concentrations are monitored and reported to the Board of Directors quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.

Nonperforming Assets and Allowance for Loan Losses

Table 6 summarizes the Company's nonperforming assets for the quarters ending September 30, 2007 and 2006 and for the year-ended December 31, 2006.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More (in thousands)
	September 30, 2007	September 30, 2006	December 31, 2006
Nonaccrual loans	$1,084	$501	$1,793
Loans past due 90 days and over	510	1,789	98
Total nonperforming loans	1,594	2,290	1,891
Other real estate owned	143	24	368
Other foreclosed assets	134	58	55
Total nonperforming assets	$1,871	$2,372	$2,314

Nonperforming assets to total assets	0.22%	0.31%	0.29%
Nonperforming assets to total loans + OREO + other foreclosed assets	0.34%	0.48%	0.46%
ALL to nonperforming assets	283.11%	207.00%	215.08%
ALL to nonperforming loans	332.31%	214.41%	263.19%
ALL to total loans	0.96%	0.99%	1.00%

Year-to-date charge-offs	$408	$381	$542
Year-to-date recoveries	78	266	314
Year-to-date net charge-offs	$330	$115	$228
Net YTD charge-offs to total loans	0.06%	0.02%	0.05%

At September 30, 2007, nonperforming assets, including loans past due 90 days and over, totaled $1,871,000 or 0.22% of total assets, as compared to the $2,372,000, or 0.31%  of total assets recorded at September 30, 2006.  The decrease in non-performing assets in prior year comparison resulted primarily from a $1,279,000 reduction in loans past due 90 days and over.  The improvement in past due loans was partially offset by an increase of $583,000 in nonaccrual loans, from $501,000 at September 30, 2006 to $1,084,000 at September 30, 2007.  Nonaccrual loans increased in prior year comparison due to the addition of two large fully secured credit relationships totaling $1,136,000 during the fourth quarter of 2006.  Over the nine months ended September 30, 2007, payments received on the two credit relationships reduced nonaccrual loans by $915,000, leaving balances remaining of $221,000.  Additionally, two fully secured real estate credits totaling $305,000 were added to nonaccrual loans during the third quarter of 2007.

Allowance coverage for nonperforming assets was 283.11% at September 30, 2007, compared to 207.00% at September 30, 2006.  Net year-to-date charge-offs were 0.06% of total loans for the third quarter 2007 compared to 0.02% for the same period ended September 30, 2006.  The increase resulted primarily from two commercial loan charged-off during the third quarter 2007 totaling $100,000 and a decrease of $188,000 in recoveries of charged-off loans in 2007.

Specific reserves have been established in the ALL to cover probable losses on nonperforming assets.  The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.  Management believes the $5,297,280 in the allowance as of September 30, 2007 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio.

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

During the third quarter of 2007, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the quarter ended September 30, 2007.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan[7]	Maximum Number of Shares That May Yet be Purchased Under the Plan[7]
July 2007	3,662	$22.90	3,662	192,996
August 2007	3,841	$22.03	3,841	189,155
September 2007	972	$21.77	972	188,183

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

(b)  Reports Filed on Form 8-K
A press release regarding the Company’s earnings for the quarter ended September 30, 2007 was attached as Exhibit 99.1 to the Form 8-K filed on October 26, 2007.

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

Date: November 7, 2007
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO

/s/ J. E. Corrigan, Jr.
J. E. Corrigan, Jr., Executive Vice President/CFO