Form 10-K
period 2007-12-31
MIDSOUTH BANCORP INC
filed 2008-03-17
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
Yes ___ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ___ No _X_

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.       Large accelerated filer ___    Accelerated filer _X__   Non-accelerated filer __   Small reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes No _X_

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $89,084,578.  As of February 29, 2008, there were 6,603,844 outstanding shares of MidSouth Bancorp, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MIDSOUTH BANCORP, INC.
2007 Annual Report on Form 10-K
TABLE OF CONTENTS

Item 1 - Business

Item 1A – Risk Factors

Item 1B – Unresolved Staff Comments

Item 2 - Properties

Item 3 - Legal Proceedings

Item 4 - Submission of Matters to a Vote of Security Holders

Item 4A - Executive Officers of the Registrant

Item 5 - Market for Registrant's Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Item 6 – Five Year Summary of Selected Consolidated Financial Data

Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Item 8 – Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A – Controls and Procedures

Item 9B – Other Information

Item 10 - Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 - Certain Relationships and Related Transactions

Item 14 – Principal Accountant Fees and Services

Item 15 - Exhibits and Financial Statement Schedules

Part I

Item 1 - Business

The Company
MidSouth Bancorp, Inc. (the “Company”) is a Louisiana corporation registered as a bank holding company under the Bank Holding Company Act of 1956.  Its operations are conducted primarily through two wholly owned bank subsidiaries (the “Banks”), MidSouth Bank, N.A. (“MidSouth LA”), chartered in February 1985, and MidSouth Bank-Texas, N.A. (“MidSouth TX”), acquired in October 2004.  The Company plans to combine the two banks late in the first quarter of 2008.

The Banks
MidSouth LA is a national banking association domiciled in Lafayette, Louisiana.  MidSouth TX is domiciled in Beaumont, Texas and converted to a national charter in September 2007.  The Banks provide a broad range of commercial and retail community banking services primarily to professional, commercial, and industrial customers in their market areas.  These services include, but are not limited to, interest bearing and non-interest bearing checking accounts, investment accounts, cash management services, electronic banking services, credit cards, and secured and unsecured loan products.  The Banks are U.S. government depositories and are members of the Pulse network, which provides its customers with automatic teller machine services through the Pulse and Cirrus networks.  Membership in the Community Cash Network provides the customers of MidSouth LA and MidSouth TX with access to all ATMs operated by the Banks with no surcharge. The MidSouth Franchise operates locations throughout south Louisiana and southeast Texas described below under Item 2 - Properties.

Employees
As of December 31, 2007, the Banks employed approximately 410 full-time equivalent employees.  The Company has no employees who are not also employees of the Banks.  Through the Banks, employees receive employee benefits, which include an employee stock ownership plan, a 401(K) plan, and life, health and disability insurance plans.  The Company’s directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company.  The Company considers the relationships of the Banks with their employees to be excellent.

Competition
The Banks face strong competition in their market areas from both traditional and non-traditional financial services providers, such as commercial banks, savings banks, credit unions, finance companies, mortgage, leasing, and insurance companies, money market mutual funds, brokerage houses, and branches that provide credit facilities.  Several of the financial services competitors in the Company’s market areas are substantially larger and have far greater resources, but the Company has effectively competed by building long-term customer relationships and customer loyalty through a continued focus on quality customer service enhanced by current technology and effective delivery systems.

Other factors, including economic, legislative, and technological changes, also impact the Company’s competitive environment.  The Company’s management continually evaluates competitive challenges in the financial services industry and develops appropriate responses consistent with its overall market strategy.

The Company opened four new branches and three replacement branches in 2007, continuing its primary focus of growing in existing markets with new branches. In 2008, the Company plans to continue its expansion into southeastern Louisiana as well as solidifying and expanding its banking presence and commercial lending base throughout Houston and southeast Texas. The Company is continually receptive to new growth opportunities in both our existing markets and locations that are in accordance with our long-term strategic goal of building shareholder wealth.

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

Bank Holding Companies
General
As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 (the “Act”) and to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Act requires the Company to file periodic reports with the Federal Reserve Board and subjects the Company to regulation and examination by the Federal Reserve Board.  The Act also requires the Company to obtain the prior approval of the Federal Reserve Board for acquisitions of substantially all of the assets of any bank or bank holding company or more than 5% of the voting shares of any bank or bank holding company.  The Act prohibits the Company from engaging in any business other than banking or bank-related activities specifically allowed by the Federal Reserve Board, including modifications to the Act brought about by the enactment of the Gramm-Leach-Bliley Act (“GLB”) of 1999.

Gramm-Leach-Bliley Act
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

Under provisions of GLB, two types of regulated entities are authorized to engage in a broad range of financial activities much more extensive than those of standard holding companies.  A “financial holding company” can engage in all authorized activities and is simply a bank holding company whose depository institutions are well-capitalized, well-managed, and has a Community Reinvestment Act (“CRA”) rating of “satisfactory” or better.  The Company is not registered as a financial holding company.  A “financial subsidiary” is a direct subsidiary of a bank that satisfies the same conditions as a “financial holding company” plus several more.  The “financial subsidiary” can engage in most of the authorized activities, which are defined as securities, insurance, merchant banking/equity investment, “financial in nature,” and “complementary” activities.

GLB also defines the concept of “functional supervision” meaning similar activities should be regulated by the same regulator, with the Federal Reserve Board serving as an “umbrella” supervisory authority over bank and financial holding companies.

Support of Subsidiary Banks by Holding Companies
Under current Federal Reserve Board policy, the Company is expected to act as a source of financial strength for the Banks and to commit resources to support the Banks in circumstances where it might not do so absent such policy. In addition, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority of payment.

Limitations on Acquisitions of Bank Holding Companies
As a general proposition, other companies seeking to acquire control of a bank holding company, such as the Company, would require the approval of the Federal Reserve Board under the Act. In addition, individuals or groups of individuals seeking to acquire control of a bank holding company would need to file a prior notice with the Federal Reserve Board (which the Federal Reserve Board may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Act or the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank holding company.

Sarbanes-Oxley Act of 2002
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

Anti-Money Laundering
Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Banks are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide the law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering regulations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found in violation of these obligations.

Capital Adequacy Requirements
The Federal Reserve Board and the Office of the Comptroller of Currency require that the Company and the Banks meet certain minimum ratios of capital to assets in order to conduct their activities. Two measures of regulatory capital are used in calculating these ratios: Tier 1 Capital and Total Capital. Tier 1 Capital generally includes common equity, retained earnings and a limited amount of qualifying preferred stock, reduced by goodwill and specific intangible assets, such as core deposit intangibles, and certain other assets. Total Capital generally consists of Tier 1 Capital plus the allowance for loan losses, preferred stock that did not qualify as Tier 1 Capital, particular types of subordinated debt, and a limited amount of other items.

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

The leverage ratio also provides a measure of the adequacy of Tier 1 Capital, but assets are not risk-weighted for this calculation. Assets deducted from regulatory capital, such as goodwill and other intangible assets, are excluded from the asset base used to calculate capital ratios. The minimum capital ratios for both the Company and the Banks are generally 8% for Total Capital, 4% for Tier 1 Capital and 4% for leverage.

At December 31, 2007, the Company's ratios of Tier 1 and total capital to risk-weighted assets were 11.21% and 12.08%, respectively.  The Company's leverage ratio (Tier 1 capital to total average adjusted assets) was 8.67% at December 31, 2007.  All three regulatory capital ratios for the Company and the Banks exceeded regulatory minimums at December 31, 2007.

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

As of December 31, 2007, the most recent notification from the FDIC placed MidSouth LA and MidSouth TX in the “well capitalized” category under the regulatory framework for prompt corrective action.  All three regulatory capital ratios for the Banks exceeded these minimums at December 31, 2007.

National Banks
General
As national banking associations, MidSouth LA and MidSouth TX are supervised and regulated by the Office of the Comptroller of the Currency (“OCC”) (its primary regulatory authority), the Federal Reserve Board, and the FDIC.  Under Section 23A of the Federal Reserve Act, the Banks are restricted in their ability to extend credit to or make investments in the Company and other affiliates as that term is defined in that act.  National banks are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located and are limited as to powers, locations and other matters of applicable federal law.

Restrictions on loans to directors, executive officers, principal shareholders, and their related interests (collectively referred to herein as “insiders”) are contained in the Federal Reserve Act and Regulation O and apply to all insured institutions and their subsidiaries and holding companies.  These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made.  There is also an aggregate limitation on all loans to insiders and their related interests.  These loans cannot exceed the institution’s unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate.  Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Deposit Insurance
The Banks’ deposits are insured by the FDIC up to the amount permitted by law.  The Banks are thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to different premium categories based primarily on each institution's capital position and its overall risk rating as determined by its primary regulator.  For several years, as a well-capitalized financial institution, the Company has not been required to pay FDIC insurance premiums, but has been required to pay FICO (the Financing Corporation) assessments that currently total approximately $21,000 a quarter, or $84,000 annually.  FICO has assessment authority to collect funds from FDIC-insured institutions sufficient to pay interest on non-callable thrift bonds issued between 1987 and 1989, which expire with the bonds in 2019.  In 2007, the FDIC resumed deposit insurance assessments and also issued one-time credits against the assessments to qualifying institutions.  The Company qualified for a one-time credit totaling approximately $240,000, which offset the new FDIC assessment through the third quarter of 2007.  In the fourth quarter of 2007, the Company recorded approximately $74,000 in FDIC assessments, in addition to the $21,000 in FICO assessments.

Annual premium rates on deposit insurance ranges from five to seven basis points per $100 of assessable deposits for institutions that are judged to pose the least risk to the insurance fund and up to 43 basis points per $100 of assessable deposits for the most risky institutions.  Based on current deposit growth projections, FDIC and FICO assessments for 2008 will average approximately $127,000 per quarter, or $508,000 for the year.

Financial Institutions Reform, Recovery and Enforcement Act
The Banks are held liable by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) for any losses incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured financial institution or (2) any assistance provided by the FDIC to a commonly controlled financial institution in danger of default.

Community Reinvestment Act
The Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (“CRA”), and the related regulations issued by federal banking agencies. The CRA states that all banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA also charges a bank's primary federal regulator, in connection with the examination of the institution or the evaluation of certain regulatory applications filed by the institution, with the responsibility to assess the institution's record in fulfilling its obligations under the CRA. The regulatory agency's assessment of the institution's record is made available to the public.  The Banks received a satisfactory rating following their most recent CRA examination.

Consumer Regulation
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

Available Information
The Company files annual, quarterly, and current reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website is www.sec.gov.  The Company maintains a corporate website at www.midsouthbank.com.  It provides public access free of charge to its annual reports on Form 10-K for the last five years, and its most recent quarterly report on Form 10-Q under the Corporate Relations section of the corporate website.

Item 1A – Risk Factors

An investment in the Company’s stock involves a number of risks.  Investors should carefully consider the following risks as well as the other information in this Annual Report on Form 10-K and the documents incorporated by reference before making an investment decision.  The realization of any of the risks described below could have a material adverse effect on the Company and the price of its common stock.

Risks Relating to the Company’s Business
Decisions regarding credit risk involve a high degree of judgment.  If the allowance for loan losses is not sufficient to cover actual losses, then earnings would decrease.

The loan and investment portfolio subjects the Company to credit risk.  In-depth analysis is performed to maintain an appropriate allowance for loan losses inherent in the loan portfolio.  During 2007, recorded provisions for loan losses totaled $1.2 million based on an overall evaluation of this risk.  As of December 31, 2007, the allowance was $5.6 million, which is about 0.99% of total loans.

There is no precise method of predicting loan losses; therefore, the Company faces the risk that additional increases in the allowance for loan losses will be required.  Additions to the allowance will result in a decrease in net earnings and capital and could hinder the Company’s ability to grow.

The Company has a concentration of exposure to a number of individual borrowers.  Given the size of these loan relationships relative to capital levels and earnings, a significant loss on any one of these loans could materially and adversely affect the Company.

The Company has a concentration of exposure to a number of individual borrowers.  The largest exposure to one borrowing relationship as of December 31, 2007, was approximately $11.0 million, which is 21.1% of combined capital and surplus.  In addition, as of December 31, 2007, the aggregate exposure to the 10 largest borrowing relationships was approximately $83.0 million, which was 161.5% of capital and surplus.

The Company has a high concentration of loans secured by real estate, and a downturn in the real estate market could materially and adversely affect earnings.

A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2007, approximately 50% of the Company’s loans had real estate as a primary or secondary component of collateral.  The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate in the Company’s primary markets could significantly impair the value of collateral and the ability to sell the collateral upon foreclosure.  Furthermore, it is likely that the Company would be required to increase the provision for loan losses.  If the Company were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.

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

Since most of the Company’s business is conducted in Louisiana and Texas, most of the credit exposure is in those states; thus, the Company is at risk from adverse economic or business developments, including a downturn in real estate values and agricultural activities, and natural hazards such as hurricanes, floods, and tornadoes that affect Louisiana and Texas.  If the economies of Louisiana or Texas experience an overall decline as a result of these adverse developments or natural hazards, the rates of delinquencies, foreclosures, bankruptcies, and losses on loan portfolios would probably increase substantially and the value of real estate or other collateral could be adversely affected.

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

A favorable assessment of the effectiveness of the Company’s internal controls over financial reporting and the independent auditors’ unqualified attestation report on that assessment are critical to the value of the Company’s common stock.

The Company’s management is required to report on, and the independent auditors to attest to, the effectiveness of internal controls over financial reporting as of December 31, 2007.  The rules governing the standards that must be met for management to assess internal controls are complex, and require significant documentation, testing, and possible remediation.  In connection with this effort, the Company has incurred increased expenses and diversion of management's time and other internal resources.  In connection with the attestation process by the Company’s independent auditors, management may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation.  If the Company cannot make the required report, or if the Company’s external auditors are unable to provide an unqualified attestation, investor confidence and the Company’s common stock price could be adversely affected.

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

The Company’s stock incentive plan provides for the granting of stock incentives to directors, officers, and employees.  As of December 31, 2007, there were 150,433 shares issued under options granted under that plan.  Likewise, a number of shares equal to 8% of outstanding shares, including existing shares issuable under current options, are reserved for future issuance to directors, officers, and employees.

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

At December 31, 2007, the Company had outstanding $15.5 million of trust preferred securities.  Payment of these securities is senior to shares of common stock.  As a result, the Company must make payments on the trust preferred before any dividends can be paid on common stock; moreover, in the event of bankruptcy, dissolution, or liquidation, the holders of the trust preferred securities must be satisfied before any distributions can be made to shareholders.  The Company has the right to defer distributions on the trust preferred for up to five years, and if such an election is made, no dividends may be paid to stockholders during that time.

The directors of the Company and executive management own a significant number of shares of stock, allowing further control over business and corporate affairs.

The Company’s directors and executive officers beneficially own approximately 2,647,600 shares, or 40.3%, of outstanding common stock. As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on the Company’s business as shareholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval.

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

Also, the Company is subject to the provisions of the Louisiana Business Corporation Law (“LBCL”), which provides that the Company may not engage in certain business combinations with an “interested shareholder” (generally defined as the holder of 10.0% or more of the voting shares) unless (1) the transaction was approved by the Board before the interested shareholder became an interested shareholder or (2) the transaction was approved by at least two-thirds of the outstanding voting shares not beneficially owned by the interested shareholder and 80% of the total voting power or (3) certain conditions relating to the price to be paid to the shareholders are met.

The LBCL also addresses certain transactions involving “control shares,” which are shares that would have voting power with respect to the Company within certain ranges of voting power.  Control shares acquired in a control share acquisition have voting rights only to the extent granted by resolution approved by the Company’s shareholders.  If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of all voting power, shareholders of the issuing public corporation have dissenters’ rights as provided by the LBCL.

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

An investment in the Company’s common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency.  A shareholder’s investment will be subject to investment risk and the shareholder must be capable of affording the loss of the entire investment.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

The Company leases its principal executive and administrative offices and principal MidSouth LA facility in Lafayette, Louisiana under a lease expiring March 31, 2017.  The Company is granted two 5-year renewal options thereafter.  MidSouth LA has eight other branches in Lafayette, Louisiana, three in New Iberia, Louisiana, two in Baton Rouge, Louisiana, two in Lake Charles Louisiana, and one banking office in each of the following Louisiana cities: Breaux Bridge, Cecilia, Cut Off, Jeanerette, Opelousas, Morgan City, Jennings, Sulphur, Thibodaux, and Houma.  Seventeen of these offices are owned and six are leased.  MidSouth TX operates three full service branches in Beaumont, Texas, including its headquarters located at 555 N. Dowlen Road in Beaumont, two of which are owned and one leased.  Additional full service branches are located in Vidor, College Station, and Conroe.

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

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders in the fourth quarter of 2007.

Item 4A - Executive Officers of the Registrant

C. R. Cloutier, 60 – President, Chief Executive Officer and Director of the Company and MidSouth LA since 1984.

Karen L. Hail, 54 – Senior Executive Vice President and Chief Operations Officer of MidSouth LA since 2002, and Secretary and Treasurer of the Company since 1984.

Donald R. Landry, 51 – Senior Vice President and Senior Loan Officer of MidSouth LA since 1995 and Executive Vice President since 2002.

Dwight Utz, 54  - Senior Vice President of Retail Banking since 2001.

Teri S. Stelly, 48 - Senior Vice President and Controller of the Company since 1998.

Christopher J. Levanti, 41 – Joined MidSouth LA as Senior Vice President of Credit Administration in 2002.

J. Eustis Corrigan, Jr., 43 – Joined the Company in 2006 as Executive Vice President and Chief Financial Officer for the Company and the Banks; prior to his employment with the Company, Mr. Corrigan was a partner at KPMG, LLP from 1998 to 2006.  Mr. Corrigan began his employment with KPMG in 1991.

Alexander Calicchia, 44 – Joined the Company in 2007 as Senior Vice President and Chief Marketing Officer for the Company and the Banks after 23 years in advertising and marketing, primarily within the banking field.  Prior to employment with the Company, Mr. Calicchia served as Vice President, Brand and Product Manager for Capital One Financial Corporation.

All executive officers of the Company are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

PART II

Item 5 - Market for Registrant's Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

As of February 29, 2008, there were 838 common shareholders of record.  The Company’s common stock trades on the American Stock Exchange under the symbol “MSL.”  The high and low sales price for the past eight quarters has been provided in the Selected Quarterly Financial Data tables that are included with this filing under Item 8 and is incorporated herein by reference.

Cash dividends totaling $1,920,161 were declared to common stockholders during 2007.  The regular quarterly dividend of $0.06 per share was paid for the first two quarters of 2007.  On July 18, 2007, the Company declared a 5% stock dividend and increased the quarterly dividend from $0.06 to $0.07 effective for the third and fourth quarters of 2007.  A special dividend of $0.04 per share was declared in addition to the $0.07 per share for the fourth quarter of 2007.  As adjusted for a 5% stock dividend in 2007, cash dividends paid in 2007 totaled $0.29 per share.  It is the intention of the Board of Directors of the Company to continue paying quarterly dividends on the common stock at a rate of $0.07 per share.  Cash dividends totaling $1,463,373 were declared to common stockholders during 2006.  A quarterly dividend of $0.06 per share was paid for the first, second, and third quarters of 2006. As adjusted for a 25% stock dividend paid on October 23, 2006, cash dividends for the first three quarters of 2006 totaled $0.13 per share.  A special dividend of $0.03 per share was declared in addition to the $0.06 per share for the fourth quarter of 2006, bringing the total cash dividends declared in 2006 to $0.22 per share   Restrictions on the Company's ability to pay dividends are described in Item 7 below under the heading “Liquidity - Dividends” and in Note 12 to the Company's consolidated financial statements.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the fourth quarter ended December 31, 2007.  In addition to the repurchases detailed below, a total of 6,667 shares were added to Treasury Stock through a 5% stock dividend paid on October 23, 2007.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan[1]	Maximum Number of Shares That May Yet be Purchased Under the Plan[1]
October 2007	88	$25.65	88	187,819
November 2007	5,787	$23.74	5,787	182,032
December 2007	52	$23.20	52	181,980

Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2007, the Company had outstanding stock options granted under the 2007 Omnibus Incentive Compensation Plan, which was approved by the Company’s shareholders.  Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	150,433	$11.57	375,660
Equity compensation plans not approved by security holders	-	-	-
Total	150,433	$11.57	375,660

1 Under a share repurchase program approved by the Company’s Board of Directors on November 13, 2002, the Company can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions.  The repurchase program does not have an expiration date.

Item 6 – Five Year Summary of Selected Consolidated Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003

Interest income	$57,139,108	$50,235,104	$38,555,576	$27,745,570	$24,230,450
Interest expense	(20,533,885)	(17,692,273)	(10,823,660)	(5,718,271)	(4,701,819)
Net interest income	36,605,223	32,542,831	27,731,916	22,027,299	19,528,631
Provision for loan losses	(1,175,000)	(850,000)	(979,737)	(991,480)	(550,000)
Non-interest income	14,259,407	12,378,881	12,286,126	9,245,802	7,619,914
Non-interest expenses	(38,635,238)	(33,124,139)	(29,326,273)	(20,859,859)	(17,970,856)
Earnings before income taxes	11,054,392	10,947,573	9,712,032	9,421,762	8,627,689
Income tax expense	(2,278,751)	(2,727,523)	(2,438,165)	(2,442,331)	(2,294,376)
Net income	$8,775,641	$8,220,050	$7,273,867	$6,979,431	$6,333,313

Basic earnings per share[1]	$1.34	$1.26	$1.13	$1.18	$1.10
Diluted earnings per share[1]	$1.32	$1.24	$1.10	$1.12	$1.06
Dividends per share[1]	$0.29	$0.22	$0.22	$0.18	$0.18

Total loans	$569,505,238	$499,045,702	$442,793,749	$386,471,421	$261,872,776
Total assets	854,056,054	805,021,686	698,814,421	610,087,872	432,914,305
Total deposits	733,516,997	716,179,541	624,938,100	530,382,792	374,388,482
Cash dividends on common stock	1,920,161	1,463,373	1,425,326	1,112,360	992,648
Long-term obligations[2]	15,465,000	15,465,000	15,465,000	15,465,000	7,217,000

Selected ratios:
Loans to assets	66.68%	61.99%	63.36%	63.35%	60.49%
Loans to deposits	77.64%	69.68%	70.85%	72.87%	69.95%
Deposits to assets	85.89%	88.96%	89.43%	86.94%	86.48%
Return on average assets	1.06%	1.08%	1.13%	1.39%	1.56%
Return on average common equity[3]	13.83%	14.68%	14.24%	18.73%	20.90%

1On October 23, 2007, the Company paid a 5% stock dividend to shareholders of record on September 21, 2007.  On October 23, 2006, the Company paid a 25% stock dividend on its common stock to holders of record on September 29, 2006.  On August 19, 2005, a 10% stock dividend was paid to holders of record on July 29, 2005.  On November 30, 2004, a 25% stock dividend was paid to holders of record on October 29, 2004.  On August 29, 2003, a 10% stock dividend was paid to holders of record on July 31, 2003.  Per common share data has been adjusted accordingly.

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

Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations

MidSouth Bancorp, Inc. (the “Company”) is a multi-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary banks (the “Banks”), MidSouth Bank, N. A., headquartered in Lafayette, Louisiana (“MidSouth LA”) and MidSouth Bank-Texas, N.A., headquartered in Beaumont, Texas (“MidSouth TX”).  The Company plans to combine the two banks late in the first quarter of 2008.   Following is management's discussion of factors that management believes are among those necessary for an understanding of the Company's financial statements.  The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto presented herein.

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

Critical Accounting Policies
Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in this report. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  The Company’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required.  See Asset Quality – Allowance for Loan Losses.  Another of the Company’s critical accounting policies relates to its goodwill and intangible assets.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is evaluated for impairment annually.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.

The Company adopted the provisions of SFAS No. 123R, Share-Based Payment (Revised 2004), on January 1, 2006 on a modified prospective basis. The Company had previously adopted SFAS No. 123 on January 1, 2005. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on its fair values on the date of the grant. SFAS No. 123R requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions.

Overview
The Company’s growth strategy is focused on three principal components: internal growth and strategic de novo branching, technological upgrades, and continual staff development.  The Company focuses on internal growth and identification of de novo branch opportunities that enhance franchise value.  Each retail region operates with a regional president accountable for the Company’s performance in their market and is compensated accordingly.  The Company invested significantly in the infrastructure required to enhance voice and data communications by completing the installation of a new system late in the fourth quarter of 2007.  Management believes that this infrastructure can accommodate substantial growth while enabling the Company to minimize operational costs through certain economies of scale.  The Company will also continue their focus on attracting new hires key to de novo projects and on on-going development of existing staff.

Recent Transactions
On January 2, 2008, the Company paid its regular quarterly dividend of $0.07 per share and an additional $0.04 special dividend to their common stockholders of record as of December 14, 2007.  On October 23, 2007, the Company paid a five percent (5%) stock dividend on their common stock to holders of record on September 21, 2007.

Results of Operations
The Company’s net income for the year ended December 31, 2007 totaled $8.8 million compared to $8.2 million for the year ended December 31, 2006 an increase of $556,000, or 6.8%.  Basic earnings per share were $1.34 and $1.26 for the years ended December 31, 2007 and 2006, respectively.  Diluted earnings per share were $1.32 for the year ended December 2007 compared to $1.24 per share earned for the year ended December 2006.  Total interest income increased $6.9 million, or 13.7%, in 2007, driven by a 12.9% increase in the average volume of loans combined with a 28 basis point improvement in average loan yields.  The improvement in interest income was partially offset by a $2.8 million increase in interest expense, which resulted primarily from a 10.2% increase in the average volume of interest bearing liabilities and a 19 basis point increase in the average rate paid on interest bearing liabilities in 2007.  Non-interest income increased $1.9 million, or 15.2%, in annual comparison due primarily to a $1.1 million increase in service charges on deposit accounts driven by a higher volume of insufficient funds (“NSF”) transactions processed.  The resulting $5.9 million increase in total net interest and non-interest income was invested in franchise growth through market development, staff development, and system upgrades, which resulted in increased non-interest expenses of $5.5 million for 2007.

The Company’s total consolidated assets increased $49.0 million, or 6.1%, from $805.0 million at December 31, 2006, to $854.0 million at December 31, 2007.  Total loans grew $70.5 million, or 14.1%, from $499.0 million at December 31, 2006 to $569.5 million at December 31, 2007, primarily in commercial credits and construction loans.  Total deposits grew $17.3 million, or 2.4%, from $716.2 million at December 31, 2006, to $733.5 million at December 31, 2007.  The Company maintained a strong non-interest bearing deposit portfolio of $182.6 million, or 24.9% of total deposits, and grew interest bearing deposits primarily in consumer Platinum checking and Platinum money market accounts.

Nonperforming assets, including loans 90 days or more past due and still accruing (“loans past due”), totaled $3.0 million at December 31, 2007 compared to $2.3 million at December 31, 2006.  The increase resulted from an $882,000 increase in loans past due, primarily attributable to four commercial loans.  Of the $980,000 in loans past due at December 31, 2007, two commercial loans totaling $355,000 were paid off in January 2008.   Nonaccrual loans decreased $191,000 in annual comparison, from $1,793,000 at December 31, 2006 to $1,602,000 at December 31, 2007.  As a percentage of total assets, nonperforming assets increased from 0.29% at December of 2006 to 0.35% at December of 2007.

Net loan charge-offs for 2007 were $540,000, or 0.10% of average loans, compared to $228,000, or 0.05% of average loans, recorded a year earlier.  The Company provided $1,175,000 for loan losses in 2007 compared to $850,000 in 2006 to bring the ALL as a percentage of total loans to 0.99% at year-end 2007 compared to 1.00% at year-end 2006.  The increase in provision expense resulted primarily from probable losses identified in the Company’s indirect auto financing portfolio as a result of fraudulent activity by one auto dealership in Texas.  Provisions totaling $525,000 were expensed in the fourth quarter of 2007, $300,000 of which was necessary to cover probable losses in the indirect auto financing portfolio.  The remaining $225,000 of the $525,000 fourth quarter provision expense was primarily related to the overall risk assessed in the Company’s residential real estate development credits based on current economic conditions.

The Company’s leverage ratio was 8.67% at December 31, 2007, compared to 8.34% at December 31, 2006.  Return on average common equity was 13.83% for 2007 compared to 14.68% for 2006.  Return on average assets was 1.06% compared to 1.08% for the same periods, respectively.

Table 1
Summary of Return on Equity and Assets
	2007	2006	2005
Return on average assets	1.06%	1.08%	1.13%
Return on average common equity	13.83%	14.68%	14.24%
Dividend payout ratio on common stock	19.97%	18.14%	18.75%
Average equity to average assets	7.69%	7.35%	7.94%

Earnings Analysis
Net Interest Income
The primary source of earnings for the Company is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest bearing liabilities.  Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  The Company’s net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 5.10%, 4.90%, and 4.95% for the years ended December 31, 2007, 2006, and 2005, respectively.  Tables 2 and 3 analyze the changes in net interest income for each of the three year periods ended December 31, 2007, 2006, and 2005.

Table 2
Consolidated Average Balances, Interest, and Rates (in thousands)
	Year Ended December 31,
	2007			2006			2005
	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate
Assets
Investment securities and interest bearing deposits[1]:
Taxable	$86,117	$4,096	4.76%	$98,378	$4,471	4.54%	$78,909	$3,098	3.93%
Tax exempt[2]	110,256	5,846	5.30%	93,918	4,803	5.11%	77,134	3,809	4.94%
Other investments	3,533	156	4.42%	2,377	80	3.37%	2,615	75	2.87%
Total investments	199,906	10,098	5.05%	194,673	9,354	4.80%	158,658	6,982	4.40%
Federal funds sold and securities purchased under agreements to resell	15,554	788	5.00%	23,528	1,134	4.75%	10,254	344	3.31%
Loans
Commercial and real estate	426,038	38,314	8.99%	376,827	32,894	8.73%	322,974	24,996	7.74%
Installment	109,688	9,651	8.80%	97,693	8,251	8.45%	90,251	7,336	8.13%
Total loans[3]	535,726	47,965	8.95%	474,520	41,145	8.67%	413,225	32,332	7.82%
Total earning assets	751,186	58,851	7.83%	692,721	51,633	7.45%	582,137	39,658	6.81%
Allowance for loan losses	(5,079)			(4,686)			(4,026)
Nonearning assets	79,327			73,568			65,168
Total assets	$825,434			$761,603			$643,279

Liabilities and stockholders’ equity
NOW, money market, and savings	$419,983	$13,017	3.10%	$388,880	$12,085	3.11%	$309,364	$6,398	2.07%
Time deposits	121,238	5,089	4.20%	117,149	4,053	3.46%	117,635	3,060	2.60%
Total interest bearing deposits	541,221	18,106	3.35%	506,029	16,138	3.19%	426,999	9,458	2.21%
Federal funds purchased and securities sold under agreements to repurchase	13,880	610	4.33%	3,365	151	4.43%	4,307	118	2.70%
FHLB advances	8,309	421	5.00%	649	33	5.02%	980	28	2.82%
Junior subordinated debentures	15,465	1,397	8.91%	15,465	1,371	8.74%	15,465	1,220	7.78%
Total interest bearing liabilities	578,875	20,534	3.55%	525,508	17,693	3.37%	447,751	10,824	2.42%
Demand deposits	178,933			176,353			139,946
Other liabilities	4,158			3,733			4,511
Stockholders’ equity	63,468			56,009			51,071
Total liabilities and stockholders’ equity	$825,434			$761,603			$643,279

Net interest income and net interest spread		$38,317	4.28%		$33,940	4.08%		$28,834	4.39%
Net yield on interest earning assets			5.10%			4.90%			4.95%

1 Securities classified as available-for-sale are included in average balances and interest income figures and reflect interest earned on such securities.

2Interest income of $1,712,000 for 2007, $1,398,000 for 2006, and $1,102,000 for 2005 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $3,352,000 for 2007, $3,400,000 for 2006, and $3,054,000 for 2005.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3
Changes in Taxable-Equivalent Net Interest Income (in thousands)
	2007 Compared to 2006			2006 Compared to 2005
	Total Increase	Change Attributable To		Total Increase	Change Attributable To
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities and interest bearing deposits:
Taxable	$(375)	$(576)	$201	$1,373	$838	$535
Tax exempt	1,043	861	182	994	854	140
Other investments	76	46	30	5	(7)	12
Federal funds sold and securities purchased under agreement to resell	(346)	(372)	26	790	600	190
Loans, including fees	6,820	5,445	1,375	8,813	5,097	3,716
Total	7,218	5,404	1,814	11,975	7,382	4,593

Interest paid on:
Interest bearing deposits	1,968	1,154	814	6,680	1,982	4,698
Federal funds purchased and securities sold under agreement to repurchase	459	466	(7)	33	(28)	61
FHLB advances	388	389	(1)	5	(11)	16
Junior subordinated debentures	26	-	26	151	-	151
Total	2,841	2,009	832	6,869	1,943	4,926
Taxable-equivalent net interest income	$4,377	$3,395	$982	$5,106	$5,439	$(333)

NOTE:  Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Net interest income (on a taxable-equivalent basis) increased $4.4 million for 2007 over 2006 and $5.1 million for 2006 over 2005.  Average earning assets increased $58.5 million, or 8.4%, from $692.7 million at December 31, 2006 to $751.2 million at December 31, 2007.  The yield on average earning assets increased 38 basis points, from 7.45% to 7.83% in annual comparison.  Loan yields improved 28 basis points, from 8.67% at December 31, 2006 to 8.95% at December 31, 2007, primarily due to a rate environment with Prime at 8.25% through late-September 2007.  Prime was lowered 50 basis points late in September 2007 and another 50 basis points in the fourth quarter of 2007, to end the year at 7.25%.  Average loan volume increased $61.2 million, or 12.9%.  These volume and rate increases on earning assets resulted in an increase of $7.2 million in taxable-equivalent interest income.  The $7.2 million increase was partially offset by a $2.8 million increase in interest paid on interest bearing liabilities.  Competitive pressures and a relatively flat yield curve throughout 2007 resulted in an 18 basis point increase in the cost of interest bearing liabilities, from 3.37% at December 31, 2006 to 3.55% at December 31, 2007.

In 2006, a 14.8% increase in the average volume of loans combined with an 85 basis point improvement in average loan yields contributed greatly to the $5.1 million increase in taxable-equivalent net interest income.  The average yield on the loan portfolio increased from 7.82% in 2005 to 8.67% in 2006.  Loan yields improved as the Company’s variable rate loans adjusted to increases in Prime throughout the year.  Prime increased 100 basis points to 8.25% by mid-year 2006.  A $12.0 million improvement in taxable-equivalent interest income was partially offset by a $6.9 million increase in interest expense resulting primarily from an 18.5% increase in the average volume of interest bearing deposits and a 98 basis point increase in the average rate paid on interest bearing deposits in 2006.

In the investment portfolio, the Company reinvested cash flows from the portfolio into quality tax exempt municipal bonds and agency-backed Collateralized Mortgage Obligations (“CMOs”) in 2007.  The average volume of investment securities increased $5.2 million in 2007, from $194.7 million in 2006 to $199.9 million.  Average taxable-equivalent yields on investment securities increased 25 basis points, from 4.80% in 2006 to 5.05% in 2007.  Additionally, the average volume of federal funds sold decreased $8.0 million and the average yield on federal funds sold improved 25 basis points to 5.00% in 2007 compared to 4.75% in 2006.  Accordingly, the taxable-equivalent interest income on investment securities increased $744,000 in 2007 as compared to 2006.  In 2006, the average volume of investment securities increased $36.0 million, from $158.7 million in 2005 to $194.7 million in 2006, while federal funds sold volume increased $13.3 million.  Average taxable-equivalent yields on investment securities increased to 4.80% in 2006, up 40 basis points from 4.40% in 2005.  Improvement in investment volume and yields, including federal funds sold, increased taxable-equivalent interest income on investment securities $3.2 million for 2006.

The Company maintained its strong core non-interest bearing deposit base with 24.8% of average total deposits in 2007 compared to 25.8% in 2006 and 24.7% in 2005.  The interest bearing deposit mix consisted of 58.3% in NOW, money market, and savings deposits, and 16.8% in time deposits, primarily due to growth in the Company’s Platinum money market and checking accounts.  The Platinum accounts offer competitive market rates to the Company’s depositors.  The average rate paid on NOW, money market, and savings dollars decreased 1 basis point to 3.10% in 2007, down from 3.11% in 2006.  In 2006, the mix of average total interest bearing deposits was 57.0% NOW, money market and savings deposits, and 17.2% certificates of deposit.  These two categories of interest bearing deposits were 54.6% and 20.7% of average total deposits, respectively, in 2005.  The shift from time deposits, which are mainly certificates of deposits, to interest bearing transaction accounts reflects the Company’s retail strategy of developing a long-term banking relationship with depositors.  The Company typically offers certificates of deposit at mid-to-low market rates, but a special promotional rate of 5.13% on a 13 month certificate of deposit was offered in the fourth quarter of 2006.  The 13 month promotional CD was offered in all markets during the fourth quarter of 2006 and was continued in selected Louisiana markets and the Texas market for part of 2007.  The promotional rate contributed to a 74 basis point increase in the average yield on certificates of deposit in 2007, from 3.46% in 2006 to 4.20%.  The Company also offered a special promotional rate in 2005 of 4.00% on a 20 month certificate of deposit in conjunction with the Company’s celebration of MidSouth LA’s 20 year anniversary. The promotional rate contributed to the 86 basis point increase in the average yield on time deposits to 3.46% in 2006, up from 2.60% in 2005.

Interest expense on the Company’s junior subordinated debentures increased 17 basis points, from 8.74% in 2006 to 8.91% in 2007 due to increases in the variable rate paid on the $8.2 million in debentures. The $8.2 million in debentures, issued on September 20, 2004, carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate on these debentures at December 31, 2007 was 7.43%.  In 2006, the yield on the junior subordinated debentures increased 96 basis points, from 7.78% at December 31, 2005 to 8.74% at December 31, 2006.  The $8.2 million in debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.  On February 22, 2001, the Company issued the $7.2 million of junior subordinated debentures.  The $7.2 million in debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031 and, under certain circumstances, are subject to repayment on February 22, 2011, or thereafter.

Non-Interest Income
Excluding Securities Transactions
Service charges and fees on deposit accounts represent the primary source of non-interest income for the Company.  Income from service charges and fees on deposit accounts, including insufficient funds fees (“NSF” fees), increased $1.1 million in 2007 compared to a $474,000 increase in 2006.  The increase resulted primarily from a higher volume of NSF transactions processed combined with a $1.00 increase in the NSF fee.

The fee was increased on July 1, 2006 from $23.47 to $24.47 per NSF item, still well below competitors’ NSF charges in the Company’s markets.

Non-interest income resulting from other charges and fees increased $748,000 in 2007 and decreased $374,000 in 2006.  The increase in 2007 resulted primarily from a $414,000 increase in income on ATM and debit card transactions.  Additionally, mortgage processing fees increased $152,000 annual comparison.  The decrease in 2006 resulted primarily from a $631,000 pre-tax special distribution received from Pulse EFT Association in connection with its merger with a subsidiary of Discover Financial Services, Inc.  Net of the $631,000 distribution, other charges and fees increased approximately $250,000 in 2006.

Securities Transactions
The Company reported no gains or losses on securities transactions in 2007.  In 2006, MidSouth LA purchased two agency securities from the investment portfolio of MidSouth TX to provide additional liquidity and to maintain intercompany borrowings within regulatory limits.  A minimal net loss of $7,553 was recorded on the transaction in 2006.  Net gains on sales of securities totaled $385 in 2005.  The Company liquidated two mutual funds held by the Banks in the first quarter of 2005, with a gain on one fund offsetting the loss on the second fund.

Non-interest Expense
Total non-interest expense increased 16.6%, or $5.5 million, from 2006 to 2007, and 13.0%, or $3.8 million, from 2005 to 2006.  The Company's growth and expansion over the past three years resulted in increases primarily in salaries and employee benefits, occupancy expenses, marketing expenses, and education and travel expenses. These increases reflect the Company’s long-term investment in staff development, system upgrades, and market development.

Salaries and employee benefits increased $3.6 million, or 22.2%, in 2007 and the Company ended the year with 410 full-time equivalent (“FTE”) employees, an increase of 39 employees over 2006.  Recruitment of talented leaders to support growth initiatives contributed to the increased salary and benefits costs in 2007.  Salaries and employee benefits increased $2.5 million, or 18.1%, in 2006, due to an increase in FTE employees from 337 in 2005 to 371 in 2006.  Salary expense increases in 2006 resulted primarily from the addition of staff for new branches.

Occupancy expenses increased $889,000 in 2007 and $913,000 in 2006 and included the cost of seven new facilities added in 2007, three of which replaced existing facilities, and two branches added in 2006.  Impairment charges of $14,000 in 2007 and $248,000 in 2006 were incurred in connection with the replacement and upgrade of the Company’s communications network and included in occupancy expenses.  Premises and equipment additions and leasehold improvements totaled approximately $11.3 million, $9.7 million, and $6.6 million for the years 2007, 2006, and 2005, respectively.

Total other non-interest expense increased $1.0 million in 2007 and $379,000 in 2006.  The increase in 2007 resulted primarily from increases in professional fees of $339,000, education and training expenses of $235,000 ATM and debit card processing fees of $186,000, and data processing expenses of $160,000, primarily related to data communication lines.  The increase in education and training expenses in 2007 reflected the Company’s commitment to employee development.  ATM and debit card processing fees increased due to a higher volume of electronic transactions processed.

The increase in professional fees resulted primarily from consulting fees related to external assistance with the formulation and execution of corporate strategic initiatives and certain finance and operations related projects.  Additional legal and accounting fees included in professional fees increased $60,000 and $56,000 for the years 2007 and 2006, respectively.

FDIC fees also increased $77,000 in annual comparison due to deposit insurance assessments resumed in January 2007.  The Company qualified for a one-time credit totaling approximately $240,000, which offset the new FDIC assessment through the third quarter of 2007.  FDIC assessments for 2008, based on current deposit growth projections, will average approximately $127,000 per quarter, or $508,000 for the year.

The increase in 2006 other non-interest expense resulted primarily from increases of $238,000 in ATM and debit card processing expenses due to a higher volume of items processed, $165,000 in accounting and professional fees, $121,000 in marketing costs, and $140,000 in recruiting and applicant expenses.  These increases were partially offset by a $164,000 decrease in expenses on other real estate owned and decreases in other miscellaneous non-interest income expenses.

Income Taxes
The Company's tax expense decreased by $449,000 in 2007 and increased by $289,000 in 2006 and approximated 21% and 25% of income before taxes in 2007 and 2006, respectively.  The lower tax rate for 2007 resulted from the Company’s recognition of the Work Opportunity Tax Credit under the Katrina Emergency Tax Relief Act of 2005.  Additionally, interest income on non-taxable municipal securities lowered income tax expense in 2007 and 2006 and reduced taxes from the expected statutory rate of 34%.  Interest income on non-taxable municipal securities also lowered the effective tax rate for 2005 to approximately 25%.  The Notes to the Consolidated Financial Statements provide additional information regarding the Company's income tax considerations.

Balance Sheet Analysis
Investment Securities
Total investment securities decreased $4.4 million in 2007, from $196.6 million in 2006 to $192.2 million at December 31, 2007.  The decrease resulted primarily from utilizing some cash flows from investments to fund loans during 2007.  Average duration of the portfolio was 3.57 years as of December 31, 2007 and the average taxable-equivalent yield was 5.05%.  For the year ended December 31, 2006, average duration of the portfolio was 3.36 years and the average taxable-equivalent yield was 4.80%.  Unrealized net gains before tax effect in the securities available-for-sale portfolio were $1.2 million at December 31, 2007, compared to unrealized net losses before tax effect of $1,300,202 at December 31, 2006.  These amounts result from interest rate fluctuations.

At December 31, 2007, approximately $35.0 million, or 19.3%, of the Company's securities available-for-sale portfolio represented mortgage-backed securities and CMOs.  All of the mortgage-backed securities and CMOs are government agency-sponsored with the exception of one privately issued CMO with a current market value of $350,913. The Company monitors the risks due to changes in interest rates on mortgage-backed pools by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security.  CMOs totaled $10.8 million and represented pools which each had a book value of less than 10% of stockholders' equity at December 31, 2007.  All CMOs held in the portfolio are AAA rated and not considered “high-risk” securities under the Federal Financial Institutions Examination Council (“FFIEC”) tests.  The Company does not own any “high-risk” securities as defined by the FFIEC.  An additional 24.9% of the available-for-sale portfolio consisted of U. S. Agency securities, while municipal and other securities represented 55.6% and 0.1% of the portfolio, respectively.  A detailed credit analysis on each municipal offering is reviewed prior to purchase by an investment advisory firm. In addition, the Company limits the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the non-taxable municipal securities portfolio.  The held-to-maturity portfolio consisted of $10.1 million in non-taxable and $0.6 million in taxable municipal securities.

Table 4 Composition of Investment Securities December 31 (in thousands)
	2007	2006	2005	2004	2003
Available-for-sale securities:
U. S. Treasuries	$-	$1,986	$1,966	$2,000	$-
U. S. Agencies	45,229	51,280	38,499	35,804	47,158
Obligations of states and political subdivisions	100,966	95,676	61,534	56,468	38,114
Mortgage-backed securities	24,250	29,888	33,715	30,962	24,325
Collateralized mortgage obligations	10,797	854	1,086	1,861	4,471
Corporate securities	-	990	2,629	7,089	1,028
Equity securities with readily determinable fair values	210	-	-	-	-
Mutual funds	-	-	-	9,077	967
Total available-for-sale securities	$181,452	$180,674	$139,429	$143,261	$116,063

Held-to-maturity securities:
Obligations of state and political subdivisions	$10,746	$15,901	$19,611	$22,852	$23,367
Total held-to-maturity securities	$10,746	$15,901	$19,611	$22,852	$23,367

Total investment securities	$192,198	$196,575	$159,040	$166,113	$139,430

Table 5 Investment Securities Portfolio Maturities and Average Taxable-Equivalent Yields For the Year Ended December 31, 2007 (dollars in thousands)
	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Securities available-for-sale:
U.S. Treasury and U.S. government agency securities	$20,937	3.78%	$20,282	5.05%	$4,010	5.56%	$-	-	$45,229
Obligations of state and political subdivisions	4,151	5.70%	33,575	5.56%	42,332	5.68%	20,908	5.80%	100,966
Mortgage backs and CMOs	801	4.54%	25,779	5.37%	4,307	5.46%	4,160	5.67%	35,047
Equity securities with readily determinable fair values	-	-	-	-	-	-	210	-	210
Total fair value	$25,889		$79,636		$50,649		$25,278		$181,452

	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Obligations of state and political subdivisions	$2,620	5.60%	$6,985	5.57%	$1,141	5.68%	$-	-	$10,746

Loan Portfolio
The Company’s loan portfolio totaled $569.5 million at December 31, 2007, up 14.1%, or $70.5 million, from $499.0 million at December 31, 2006.  In 2006, loans grew 12.7%, or $56.2 million.  For the past six years, the Company’s loan officers have achieved double-digit percentage loan growth.  Successful recruiting of new lending officers, including two former bank presidents in the Company’s Baton Rouge market in 2005, an effective business development program, and an increase in loan participation activity in new markets contributed to the growth.  Of the $70.5 million growth in 2007, $16.7 million was in real estate construction loans.  The construction growth consisted of short-term credits, generally with a six to twelve month maturity and earning a variable rate of interest tied to the Prime rate.  The real estate mortgage portfolio grew $11.7 million.  The real estate loan growth consisted of both commercial and consumer credits that have ten to fifteen year amortization terms with rates fixed primarily for three and up to five years. The short-term structure of the construction and real estate mortgage credits allows management greater flexibility in controlling interest rate risk.  The commercial portfolio, including agricultural, financial, and lease loans, increased $32.9 million.  The Company’s installment loan portfolio increased $9.2 million, or 11.7%, in 2007, primarily in the indirect auto financing and insurance premium financing portfolios.

The Company’s combined loan portfolio at December 31, 2007 consisted of approximately 55% in fixed rate loans, with the majority maturing within five years.  Approximately 45% of the portfolio earns a variable rate of interest, with 35% adjusting to changes in the Prime rate and another 10% adjusting on a scheduled repricing date.  The mix of variable and fixed rate loans provides some protection from changes in market rates of interest.

Table 6 Composition of Loans
December 31 (in thousands)
	2007	2006	2005	2004	2003
Commercial, financial, and agricultural	$187,544	$155,098	$153,737	$123,835	$86,961
Lease financing receivable	8,089	7,902	6,108	4,048	4,067
Real estate - mortgage	204,291	192,583	170,895	150,898	127,431
Real estate - construction	80,864	64,126	39,202	41,464	12,103
Installment loans to individuals	87,775	78,613	72,230	65,493	30,852
Other	942	724	622	733	459
Total loans	$569,505	$499,046	$442,794	$386,471	$261,873

Table 7
Loan Maturities and Sensitivity to Interest Rates For the Year Ended December 31, 2007 (in thousands)
	Fixed and Variable Rate Loans at Stated Maturities				Amounts Over One Year With
	1 Year or Less	1 Year – 5 Years	Over 5 years	Total	Predetermined Rates	Floating Rates	Total
Commercial, financial, industrial, commercial real estate – mortgage, and commercial real estate - construction	$161,311	$146,080	$121,064	$428,455	$113,858	$153,285	$267,143
Installment loans to individuals and real estate mortgage	22,228	68,283	41,508	132,019	102,402	7,390	109,792
Lease financing receivables	609	7,332	148	8,089	7,480	-	7,480
Other	942	-	-	942	-	-	-
Total	$185,090	$221,695	$162,720	$569,505	$223,740	$160,675	$384,415

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

Asset Quality
Credit Risk Management
The Company manages its credit risk by observing written, board approved policies which govern all underwriting activities.  The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer, external loan review services and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, bank concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment. At December 31, 2007, the Company identified one industry segment concentration that aggregates more than 10% of its consolidated loan portfolio.  The commercial real estate segment of the loan portfolio, the majority of which is owner-occupied real estate, represented approximately $80.5 million, or 14%, of the total loan portfolio.  A related industry segment, the construction industry, represented approximately $46.6 million, or 8%, of the total loan portfolio.

Nonperforming Assets
Table 8 contains information about the Company's nonperforming assets, including loans past due 90 days or more and still accruing.

Table 8 Asset Quality Information December 31 (in thousands)
	2007	2006	2005	2004	2003
Loans on nonaccrual	$1,602	$1,793	$660	$472	$829
Loans past due 90 days or more and accruing	980	98	2,510	488	503
Total nonperforming loans	2,582	1,891	3,170	960	1,332
Other real estate owned, net	143	368	98	445	218
Other assets repossessed	280	55	176	283	-
Total nonperforming assets	$3,005	$2,314	$3,444	$1,688	$1,550

Nonperforming loans to total loans	0.45%	0.38%	0.72%	0.25%	0.51%
Nonperforming assets to total assets	0.35%	0.29%	0.49%	0.28%	0.36%
Allowance as a percentage of nonperforming loans	217%	263%	137%	401%	209%

Nonperforming assets, including loans past due 90 days or more and still accruing, totaled $3,005,000 at December 31, 2007, $2,314,000 at December 31, 2006, $3,444,000 at December 31, 2005.  The increase in nonperforming assets in 2007 compared to 2006 resulted primarily from an increase of $882,000 in loans past due 90 days or more.  Four commercial loans contributed to the increase in loans past due 90 days or more in 2007, two of which totaled $355,000 and were paid off in January 2008.  The increase in past due loans 90 days or more was partially offset by a decrease of $191,000 in nonaccrual loans, from $1,793,000 at December 31, 2006 to $1,602,000 at December 31, 2007. The decrease in nonperforming assets in 2006 compared to 2005 resulted primarily from a $2.4 million decrease in loans past due 90 days or more, which included approximately $1.2 million in payoffs received on government-guaranteed loans in the fourth quarter of 2006.  Nonaccrual loans increased $1.1 million in 2006 as compared to 2005, primarily due to the addition of one agricultural loan totaling $684,000 related to sugar cane production and one construction credit totaling $457,000.

Consumer and commercial loans are placed on nonaccrual when principal or interest is 90 days past due, sooner if the full collectibility of principal or interest is doubtful, except if the underlying collateral fully supports both the principal and accrued interest and the loan is in the process of collection.  Policies provide that retail (consumer) loans that become 120 days delinquent be routinely charged off.  Loans classified for regulatory purposes but not included in Table 8 do not represent material amounts that management has serious doubts as to the ability of the borrower to comply with loan repayment terms.

Allowance for Loan Losses
Provisions totaling $1,175,000, $850,000, and $979,737, for the years 2007, 2006, and 2005, respectively, were considered necessary by management to bring the allowance to a level sufficient to cover probable losses in the loan portfolio.  Table 9 analyzes activity in the allowance for 2007, 2006, 2005, 2004, and 2003.

Table 9
Summary of Loan Loss Experience (in thousands)
	2007	2006	2005	2004	2003
Balance at beginning of year	$4,977	$4,355	$3,851	$2,790	$2,891

Charge-offs:
Commercial, financial, and agricultural	150	148	108	508	387
Real estate – mortgage	1	-	22	59	38
Installment loans to individuals	474	393	491	435	473
Lease financing receivables	1	-	-	-	7
Other	-	1	81	65	-
Total charge-offs	626	542	702	1,067	905

Recoveries:
Commercial, financial, and agricultural	18	85	102	87	97
Real-estate – mortgage	6	63	11	4	28
Installment loans to individuals	55	162	97	87	123
Lease financing receivables	6	-	-	-	6
Other	1	4	16	4	-
Total recoveries	86	314	226	182	254

Net charge-offs	540	228	476	885	651
Additions to allowance charged to operating expenses	1,175	850	980	991	550
Acquisition	-	-	-	955	-

Balance at end of year	$5,612	$4,977	$4,355	$3,851	$2,790

Net charge-offs to average loans	0.10%	0.05%	0.12%	0.30%	0.27%
Year-end allowance to year-end loans	0.99%	1.00%	0.98%	1.00%	1.07%

Table 10 Allocation of Loan Loss by Category (dollars in thousands)
	2007		2006		2005		2004		2003
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and real estate	$2,111	32.9	$1,543	31.1	$1,545	34.7	$1,996	32.0	$1,619	33.2
Real estate - construction	659	1.4	647	1.6	367	1.4	382	1.0	58	1.6
Real estate – mortgage	1,893	35.9	1,891	38.6	1,698	38.6	613	39.2	312	48.6
Installment loans to individuals	805	14.2	796	12.8	645	8.9	789	10.7	309	4.6
Lease financing receivables	80	15.4	50	15.8	63	16.3	31	16.9	17	11.8
Other	64	0.2	50	0.1	37	0.1	40	0.2	106	0.2
Unallocated	-	-	-	-	-	-	-	-	369	-
	$5,612	100.0	$4,977	100.0	$4,355	100.0	$3,851	100.0	$2,790	100.0

Quarterly evaluations of the allowance are performed in accordance with generally accepted accounting principles and regulatory guidelines.  The allowance is comprised of specific reserves assigned to each impaired loan for which probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Funding Sources
Deposits
As of December 31, 2007, total deposits increased $17.3 million, up 2.4%, to $733.5 million following an increase of $91.2 million in 2006 to $716.2 million.  Deposit growth in 2007 was impacted by fluctuations in large commercial deposit balances and tough competition for deposit dollars within the Company’s markets.  Non-interest bearing deposits remained constant at $182.6 million and represented 25% of total deposits at December 31, 2007 and 2006, as compared to 28% of total deposits at December 31, 2005.  Interest bearing deposits in money market and savings accounts decreased $7.9 million, primarily in the Company’s commercial Platinum money market deposits.  NOW account deposits increased $14.9 million, primarily in consumer Platinum checking accounts.  Time deposits, which are comprised primarily of certificates of deposits, increased $10.4 million in 2007 due to promotional offers primarily in the Texas markets.  Core deposits, defined as all deposits other than time deposits of $100,000 or more, remained strong at 90% of total deposits in 2007, compared to 92% at year-end 2006 and 92% at year-end 2005.  Strategically, to manage the margin and core deposit balances, the Company typically offers low to mid-market rates of CDs and has no brokered deposits.  Additional information on the Company's deposits appears in the Notes to the Company's Consolidated Financial Statements.

Table 11
Summary of Average Deposits (in thousands)
	2007		2006		2005
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
Non-interest bearing demand deposits	$178,933	0.00%	$176,353	0.00%	$139,946	0.00%
Interest bearing deposits:
Savings, NOW, and money market	419,983	3.10%	388,880	3.11%	309,364	2.07%
Time deposits	121,238	4.20%	117,149	3.46%	117,635	2.60%
Total	$720,154	2.51%	$682,382	2.37%	$566,945	2.21%

Table 12 Maturity Schedule Time Deposits of $100,000 or More (in thousands)
	2007	2006	2005
3 months or less	$25,026	$16,836	$14,658
3 months through 6 months	10,162	8,330	6,567
7 months through 12 months	19,881	18,388	8,499
Over 12 months	16,486	14,215	21,093
Total	$71,555	$57,769	$50,817

Borrowed Funds
As of December 31, 2007, the Company had securities sold under repurchase agreements totaling $26.3 million and $4.4 million in short-term Federal Home Loan Bank advances.  At December 31, 2006, the Company had $4.5 million in securities sold under repurchase agreements and $5.7 million in short-term advances with the Federal Home Loan Bank.  The increase in securities sold under repurchase agreements resulted from sales efforts to address cash management needs for the Company’s small business and commercial customers.

On September 20, 2004, the Company completed a second issuance of unsecured junior subordinated debentures in the amount of $8,248,000.  The $8.2 million in debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at December 31, 2007 was 7.43%.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

On February 22, 2001, the Company issued $7,217,000 of unsecured junior subordinated debentures.  The $7.2 million in debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031 and, under certain circumstances, are subject to repayment on February 22, 2011 or thereafter.  These debentures qualify as Tier 1 capital and are presented in the Consolidated Statements of Condition as Junior Subordinated Debentures.  Additional information regarding long-term debt is provided in the Notes to the Company’s Consolidated Financial Statements.

In July of 2007, the Company entered into a $12.5 million reverse repurchase agreement with Citigroup Markets, Inc. (“CGMI”).  The reverse repurchase agreement provided low cost funding to meet liquidity demands.  Under the terms of the agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2007 was 3.90%.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI on August 9, 2008, or quarterly thereafter.

The ESOP notes held by MidSouth LA totaled $132,708 at December 31, 2007.  The ESOP obligations constitute a reduction of the Company's stockholders' equity because the primary source of loan repayment is contributions by the Bank to the ESOP; however, the loans are not guaranteed by the Company.  The ESOP notes are eliminated from total loans and long-term debt as an intercompany balance in the Company's December 31, 2007 and 2006 consolidated financial statements.

Capital
The Company and the Banks are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At December 31, 2007, the Company and the Banks were in compliance with statutory minimum capital requirements.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of December 31, 2007, the Company's Tier 1 capital to average adjusted assets (the “leverage ratio”) was 8.67% as compared to 8.34% at December 31, 2006.  Tier 1 capital to risk weighted assets was 11.21% and 11.11% for 2007 and 2006, respectively.  Total capital to risk weighted assets was 12.08% and 11.96%, respectively, for the same periods.  For regulatory purposes, Tier 1 Capital includes $15,000,000 of junior subordinated debentures issued by the Company.  For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.  MidSouth LA's leverage ratio was 8.59% at December 31, 2007 compared to 7.96% at December 31, 2006. MidSouth TX’s leverage ratio at December 31, 2007 was 8.65% compared to 9.72% at December 31, 2006.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates.  The Banks are both classified as “well capitalized” as of December 31, 2007.  No significant restrictions are placed on the Banks as a result of this classification.

As discussed under the heading Balance Sheet Analysis - Securities, $1,231,728 in unrealized gains on securities available-for-sale less a deferred tax liability of $418,787 was recorded as an addition to stockholders' equity as of December 31, 2007.  As of December 31, 2006, $1,300,202 in unrealized losses on securities available-for-sale, less a deferred tax asset of $442,069, was recorded as a reduction to stockholders' equity.  While the net unrealized loss or gain on securities available-for-sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios.  The net unrealized gains and losses reported for December 31, 2007 and 2006, however, did affect the Company's equity-to-assets ratio for financial reporting purposes.  The ratio of equity-to-assets was 8.02% at December 31, 2007 and 7.42% at December 31, 2006.

Interest Rate Sensitivity
Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest.  The initial step in the process of monitoring the Company’s interest rate sensitivity involves the preparation of a basic gap analysis of earning assets and interest bearing liabilities. The analysis presents differences in the repricing and maturity characteristics of earning assets and interest bearing liabilities for selected time periods.  During 2007, the Company utilized the IPS-Sendero model of asset and liability management.  The IPS-Sendero model uses basic gap data and additional information regarding rates and prepayment characteristics to construct an analysis that factors in repricing characteristics and cash flows from payments received on loans and mortgage-backed securities.  A consolidated gap analysis is presented in Table 13.  The cumulative one year gap position was approximately negative $7.8 million, or 0.92% of total assets, at December 31, 2007.

Table 13
Interest Rate Sensitivity and Gap Analysis Table December 31, 2007 (in thousands at book value)
	0-3 MOS	4-12 MO	1-5 YRS	>5YRS	Non-interest Bearing	Total
Assets:
Interest bearing deposits	$53	$-	$-	$-	$-	$53
Federal funds sold	5,400	-	-	-	-	5,400
Investments
Investment securities	26,367	16,342	57,224	59,841	-	159,774
Mortgage-backed securities	6,000	10,477	18,019	717	-	35,213
Loans:
Home equity	3,897	-	-	-	-	3,897
Fixed rate	58,329	113,622	180,256	15,048	-	367,255
Variable rate	198,353	-	-	-	-	198,353
Other assets	-	-	-	-	88,491	88,491
Net unrealized gains on securities available for sale	-	-	-	-	1,232	1,232
Allowance for loan losses	-	-	-	-	(5,612)	(5,612)
Total assets	$298,399	$140,441	$255,499	$75,606	$84,111	$854,056

Liabilities:
NOW	$13,750	$33,880	$77,218	$19,487	$-	$144,335
Savings and money market	255,195	4,850	11,052	2,790	-	273,887
Time deposits	38,790	61,256	32,591	70	-	132,707
Demand deposits	-	-	-	-	$182,588	182,588
Other liabilities	38,965	-	-	7,217	5,888	52,070
Stockholders’ equity	-	-	-	-	68,469	68,469
Total liabilities and stockholders equity	$346,700	$99,986	$120,861	$29,564	$256,945	$854,056

Repricing/maturity gap:
Period	$(48,301)	$40,455	$134,638	$46,042	$(172,834)
Cumulative	$(48,301)	$(7,846)	$126,792	$172,834	$-

Cumulative Gap/Total Assets	(5.66)%	(0.92)%	14.85%	20.24%

Net Interest Income At Risk
Changes in Interest Rates	Estimated Increase/Decrease in NII at December 31, 2007
Up 300 basis points	12.44%
Up 200 basis points	8.29%
Up 100 basis points	4.15%
Down 100 basis points	(4.40)%
Down 200 basis points	(8.89)%
Down 300 basis points	(13.95)%

With the exception of NOW, money market, and savings deposits, the table presents interest bearing liabilities on a contractual basis.  While NOW, money market, and savings deposits are contractually due on demand, historically, the Company has experienced stability in these deposits despite changes in market rates.  Presentation of these deposits in the table, therefore, reflects delayed repricing, or decay rates, throughout the time horizon.  Due to the weekly repricing of a majority of the money market accounts, the decay rate was changed in 2006.  The change resulted in placement of these money market dollars in the 0-3 months maturity timeframe.

The Sendero model also uses the gap analysis data in Table 5 and additional information regarding rates and payment characteristics to perform three simulation tests.  The tests use market data to perform rate shock, rate cycle, and rate forecast simulations to measure the impact of changes in interest rates, the yield curve, and interest rate forecasts on net interest income and economic value of equity.  Results of the simulations at December 31, 2007 were within policy guidelines.  Table 13 includes a schedule of the estimated percentage changes in net interest income due to changes in interest rates of –100, +100, -200, +200, -300 and +300 basis points as determined through the rate shock analysis.  The results of the simulations are reviewed quarterly and discussed at Funds Management committee meetings of the Company’s Board of Directors.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  The Company's core deposits are its most stable and important source of funding.  Further, the low variability of the core deposit base lessens the need for liquidity.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity for the Banks.  A minimum of $41.4 million in projected cash flows from securities during 2008 provides an additional source of liquidity.  The Banks also have significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks.

Parent Company Liquidity
At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and to pay dividends on common stock.  The parent company issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001, the terms of which are described in the Notes to the Company’s Consolidated Financial Statements.  Dividends from MidSouth LA totaling $3,500,000 and $2,500,000 provided additional liquidity for the parent company in 2007 and 2006, respectively. As of January 1, 2007, the Banks had the ability to pay dividends to the parent company of approximately $19 million without prior approval from its primary regulator.  As a publicly traded company, the Company also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth of the company.

Dividends
The primary source of cash dividends on the Company's common stock is dividends from the Banks. The Banks have the ability to declare dividends to the parent company without prior approval of primary regulators.  However, the Banks’ ability to pay dividends would be prohibited if the result would cause the Banks’ regulatory capital to fall below minimum requirements.

Cash dividends totaling $1,920,161 and $1,463,373 were declared to common stockholders during 2007 and 2006, respectively.  It is the intention of the Board of Directors of the Company to continue to pay quarterly dividends on the common stock at the rate of $0.07 per share.  A special dividend of $0.04 per share was paid in addition to the regular $0.07 per share dividend for the fourth quarter of 2007 to shareholders of record on December 14, 2007.

Contractual Obligations
In the normal course of business the Company uses various financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.  Additional information regarding contractual obligations appears in the Notes to the Company’s Consolidated Financial Statements.  The following table presents the Company’s significant contractual obligations as of December 31, 2007.

Table 14
Contractual Obligations (in thousands)
	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Time deposits	$132,707	$99,724	$28,390	$4,523	$70
Federal Home Loan Bank advances	4,400	4,400	-	-	-
Long-term debt obligations	15,465	-	-	-	15,465
Repurchase investment	26,317	13,817	-	-	12,500
Operating lease obligations	17,237	1,417	2,703	2,083	11,034
Total	$196,126	$119,358	$31,093	$6,606	$39,069

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

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Information regarding market risk appears under the heading Interest Rate Sensitivity under Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations included in this filing.

Item 8 – Financial Statements and Supplementary Data

Consolidated Balance Sheets
December 31, 2007 and 2006
	2007	2006
Assets
Cash and due from banks, including required reserves of $4,186,000 and $4,002,000, respectively	$25,419,029	$30,564,604
Interest bearing deposits in banks	53,499	39,737
Federal funds sold	5,400,000	26,800,000
Securities available-for-sale, at fair value (cost of $180,220,461 at December 31, 2007 and $181,973,949 at December 31, 2006)	181,452,189	180,673,747
Securities held-to-maturity (estimated fair value of $10,974,266 at December 31, 2007 and $16,166,937 at December 31, 2006)	10,745,947	15,900,611
Loans, net of allowance for loan losses of $5,611,582 at December 31, 2007 and $4,976,857 at December 31, 2006	563,893,656	494,068,845
Other investments	4,020,537	2,501,150
Bank premises and equipment, net	39,229,018	30,609,332
Accrued interest receivable	5,748,784	5,491,730
Goodwill	9,271,432	9,271,432
Intangibles	487,863	685,932
Cash surrender value of life insurance	4,219,117	4,068,116
Other assets	4,114,983	4,346,450
Total assets	$854,056,054	$805,021,686

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$182,588,179	$182,595,931
Interest bearing	550,928,818	533,583,610
Total deposits	733,516,997	716,179,541
Securities sold under repurchase agreements	26,316,572	4,474,786
Accrued interest payable	1,314,110	1,196,822
Federal Home Loan Bank advances	4,400,000	5,650,000
Junior subordinated debentures	15,465,000	15,465,000
Other liabilities	4,574,495	2,312,061
Total liabilities	785,587,174	745,278,210

Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.10 par value; 10,000,000 shares authorized, 6,722,993 and 6,355,946 issued and 6,576,165 and 6,236,989 outstanding at December 31, 2007 and December 31, 2006, respectively	672,299	635,595
Additional paid-in capital	51,326,349	42,907,597
Unearned ESOP shares	(132,708)	(251,259)
Accumulated other comprehensive income (loss)	812,941	(858,133)
Treasury stock- 146,828 at December 31, 2007 and 118,957 at December 31, 2006, at cost	(3,040,489)	(2,518,411)
Retained earnings	18,830,488	19,828,087
Total stockholders’ equity	68,468,880	59,743,476
Total liabilities and stockholders’ equity	$854,056,054	$805,021,686

See notes to consolidated financial statements.

Consolidated Statement of Earnings
December 31, 2007, 2006 and 2005
	Twelve Months Ended December 31,
	2007	2006	2005
Interest income:
Loans, including fees	$47,965,520	$41,144,637	$32,332,415
Investment securities:
Taxable	4,251,320	4,551,581	3,172,544
Nontaxable	4,134,052	3,405,140	2,706,775
Federal funds sold	788,216	1,133,746	343,842
Total interest income	57,139,108	50,235,104	38,555,576

Interest expense:
Deposits	18,105,922	16,137,839	9,457,858
Securities sold under repurchase agreements, federal funds purchased and advances	1,031,103	183,663	145,811
Junior subordinated debentures	1,396,860	1,370,771	1,219,991
Total interest expense	20,533,885	17,692,273	10,823,660

Net interest income	36,605,223	32,542,831	27,731,916
Provision for loan losses	1,175,000	850,000	979,737
Net interest income after provision for loan losses	35,430,223	31,692,831	26,752,179

Non-interest income:
Service charges on deposit accounts	9,881,422	8,756,937	8,282,666
(Losses) gains on sale of investment securities, net	-	(7,553)	385
Other charges and fees	4,377,985	3,629,497	4,003,075
Total non-interest income	14,259,407	12,378,881	12,286,126

Non-interest expenses:
Salaries and employee benefits	19,947,081	16,329,257	13,823,367
Occupancy expense	6,876,788	5,987,574	5,074,639
Other	11,811,369	10,807,308	10,428,267
Total non-interest expense	38,635,238	33,124,139	29,326,273

Earnings before income taxes	11,054,392	10,947,573	9,712,032
Income tax expense	2,278,751	2,727,523	2,438,165
Net earnings	$8,775,641	$8,220,050	$7,273,867

Earnings per common share:
Basic	$1.34	$1.26	$1.13
Diluted	$1.32	$1.24	$1.10

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
December 31, 2007, 2006 and 2005
	2007	2006	2005
Net earnings	$8,775,641	$8,220,050	$7,273,867
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the year net of income tax expense (benefit) of $860,856, $87,357, and ($723,706), respectively	1,671,074	169,576	(1,404,842)
Reclassification adjustment for losses (gains) included in net earnings, net of income tax expense (benefit) of $0, ($2,568), and $131, respectively	-	4,985	(254)
Total other comprehensive income (loss)	1,671,074	174,561	(1,405,096)
Total comprehensive income	$10,446,715	$8,394,611	$5,868,771

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
December 31, 2007, 2006 and 2005
	Common Stock		Additional Paid-in Capital	ESOP Obligation	Unrealized Gains (Losses) On Securities Available- For-Sale	Treasury Stock	Retained Earnings	Total

	Shares	Amount
Balance December 31, 2004	5,608,451	$560,845	$30,135,010	$(65,314)	$372,402	$(759,987)	$18,329,945	$48,572,901
Dividends on common stock - $0.22 per share	-	-	-	-	-	-	(1,425,326)	(1,425,326)
Exercise of stock options	88,803	8,880	379,239	-	-	-	-	388,119
Stock dividend of 10% per common share, including cash paid for fractional shares	560,367	56,037	11,027,909	-	-	-	(11,094,586)	(10,640)
Tax benefit resulting from exercise of stock options	-	-	265,849	-	-	-	-	265,849
Purchase of treasury stock, 27,341 shares	-	-	-	-	-	(469,226)	-	(469,226)
Net earnings	-	-	-	-	-	-	7,273,867	7,273,867
ESOP obligation, repayments	-	-	(23,000)	18,120	-	-	-	(4,880)
Change in accumulated other comprehensive income	-	-	-	-	(1,405,096)	-	-	(1,405,096)
Balance December 31, 2005	6,257,621	625,762	41,785,007	(47,194)	(1,032,694)	(1,229,213)	13,083,900	53,185,568
Dividends on common stock - $0.22 per share	-	-	-	-	-	-	(1,463,373)	(1,463,373)
Stock dividend of 25% per common share, including, cash paid for fractional shares	-	-	-	-	-	-	(12,490)	(12,490)
Exercise of stock options	98,325	9,833	340,803	-	-	-	-	350,636
Tax benefit resulting from exercise of stock options	-	-	614,823	-	-	-	-	614,823
Purchase of treasury stock, 50,517 shares	-	-	-	-	-	(1,289,198)	-	(1,289,198)
Net earnings	-	-	-	-	-	-	8,220,050	8,220,050
Increase in ESOP obligation, net of repayments	-	-	-	(204,065)	-	-	-	(204,065)
Excess of market value over book value of ESOP shares released, net adjustment	-	-	90,000	-	-	-	-	90,000
Stock option expense	-	-	76,964	-	-	-	-	76,964
Change in accumulated other comprehensive income	-	-	-	-	174,561	-	-	174,561
Balance December 31, 2006	6,355,946	635,595	42,907,597	(251,259)	(858,133)	(2,518,411)	19,828,087	59,743,476
Dividends on common stock- $0.29 per share	-	-	-	-	-	-	(1,920,161)	(1,920,161)
Stock dividend of 5% per common share, including cash paid for fractional shares	317,266	31,726	7,808,982	-	-	-	(7,853,079)	(12,371)
Exercise of stock options	49,781	4,978	265,764	-	-	-	-	270,742
Tax benefit resulting from exercise of stock options	-	-	137,717	-	-	-	-	137,717
Purchase of treasury stock, 27,871 shares	-	-	-	-	-	(522,078)	-	(522,078)
Net earnings	-	-	-	-	-	-	8,775,641	8,775,641
ESOP obligation, repayments	-	-	-	118,551	-	-	-	118,551
Excess of market value over book value of ESOP shares released, net adjustment	-	-	110,000	-	-	-	-	110,000
Stock option expense	-	-	96,289	-	-	-	-	96,289
Change in accumulated other comprehensive income	-	-	-	-	1,671,074	-	-	1,671,074
Balance December 31, 2007	6,722,993	$672,299	$51,326,349	$(132,708)	$812,941	$(3,040,489)	$18,830,488	$68,468,880

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
December 31, 2007, 2006 and 2005
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$8,775,641	$8,220,050	$7,273,867
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,808,401	2,713,395	2,293,405
Provision for loan losses	1,175,000	850,000	979,737
Deferred income taxes	1,231,800	(152,200)	(418,201)
Amortization of premiums on securities, net	554,695	710,906	845,189
Loss (gain) on sales of investment securities	-	7,553	(385)
Net loss on sale of OREO	27,533	14,185	-
Impairment on premises and equipment	-	247,678	-
Loss on sale of equipment	26,432	416	104,954
Stock option compensation expense	96,289	76,964	-
Change in accrued interest receivable	(257,054)	(572,436)	(1,038,819)
Change in accrued interest payable	117,288	260,238	185,472
Change in other assets and liabilities, net	(32,426)	(105,059)	510,755
Net cash provided by operating activities	14,523,599	12,271,690	10,735,974
Cash flows from investing activities, net of effect of acquisitions:
Proceeds from sales of investment securities available-for-sale	-	2,988,590	9,099,585
Proceeds from maturities and calls of investment securities available-for-sale	28,978,616	46,081,987	36,786,316
Proceeds from maturities of investment securities held-to-maturity	5,165,500	3,719,900	2,452,643
Purchases of investment securities available-for-sale	(27,792,720)	(90,778,722)	(44,253,594)
Proceeds from redemption of other investments	1,167,900	598,000	1,162,000
Purchases of other investments	(2,685,226)	(1,088,200)	(621,350)
Net change in loans	(71,132,138)	(57,127,208)	(56,968,279)
Purchases of premises and equipment	(11,325,023)	(9,665,034)	(6,550,258)
Proceeds from sale of premises and equipment	68,573	-	39,300
Proceeds from sales of other real estate owned	448,522	158,950	472,835
Net cash used in investing activities	(77,105,996)	(105,111,737)	(58,380,802)
Cash flows from financing activities, net of effect of acquisitions:
Change in deposits	17,337,456	91,241,441	94,555,308
Change in repurchase agreements	21,841,786	2,742,989	(2,180,427)
Change in federal funds purchased	-	-	(8,500,000)
Proceeds from FHLB advances	412,868,500	31,450,000	-
Repayments of FHLB advances	(414,118,500)	(25,800,000)	-
Purchase of treasury stock	(522,078)	(1,289,198)	(469,226)
Proceeds from exercise of stock options	270,742	614,823	265,849
Tax benefit due to exercise of stock options	137,717	350,636	388,119
Payment of dividends on common stock	(1,752,668)	(1,490,815)	(1,364,003)
Cash paid for fractional shares	(12,371)	(12,490)	(10,640)
Net cash provided by financing activities	36,050,584	97,807,386	82,684,980
Net (decrease) increase in cash and cash equivalents	(26,531,813)	4,967,339	35,040,152
Cash and cash equivalents, beginning of year	57,404,341	52,437,002	17,396,850
Cash and cash equivalents, end of year	$30,872,528	$57,404,341	$52,437,002

Supplemental cash flow information:
Interest paid	$20,416,597	$17,432,035	$10,638,188
Income taxes paid	$850,000	$2,463,000	$2,495,000
Noncash investing and financing activities:
Change in unrealized gains/losses on securities available-for-sale, net of tax	$1,671,074	$169,576	$(1,404,842)
Transfer of loans to other real estate	$251,000	$444,000	$188,000

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The consolidated financial statements include the accounts of MidSouth Bancorp, Inc. (the Company) and its wholly owned subsidiaries MidSouth Bank, N.A. (“MidSouth LA”), and MidSouth Bank-Texas, N.A. (“MidSouth TX”) (the “Banks”), and Financial Services of the South, Inc. (the “Finance Company”), which has liquidated its loan portfolio. All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company is subject to regulation under the Bank Holding Company Act of 1956.  MidSouth LA and MidSouth TX are primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  MidSouth TX was previously subject to regulation by the Texas Department of Banking and the FDIC until it became nationally chartered on September 17, 2007.

The Company is a bank holding company headquartered in Lafayette, Louisiana operating principally in the community banking business by providing banking services to commercial and retail customers through the Banks. The Banks are community oriented and focus primarily on offering competitive commercial and consumer loan and deposit services to individuals and small to middle market businesses in south Louisiana and southeast Texas.

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

Cash and cash equivalents—Cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits, and federal funds sold.

Investment Securities—Securities are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires the classification of securities into one of three categories: trading, available-for-sale, or held-to-maturity.

Management determines the appropriate classification of debt securities at the time of purchase and reassesses this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. The Company had no trading account securities during the three years ended December 31, 2007. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Amortization, accretion, and accrued interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in earnings. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at the principal amount outstanding, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on commercial and real estate mortgage loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding. Unearned income on installment loans is credited to operations based on a method which approximates the interest method. Where doubt exists as to the collectibility of a loan, the accrual of interest is discontinued and subsequent payments received are applied first to principal. Upon such discontinuances, all unpaid accrued interest is reversed. Interest income is recorded after principal has been satisfied and as payments are received.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructurings and performing and non-performing major loans in which full payment of principal or interest is not expected. Non-major homogenous loans, which are evaluated on an overall basis, generally include all loans under $250,000. The Company calculates the allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Generally, loans of all types which become 90 days delinquent are either in the process of collection through repossession or foreclosure or, alternatively, are deemed currently uncollectible. Loans deemed currently uncollectible are charged-off against the allowance account. As a matter of policy, loans are placed on non-accrual status where doubt exists as to collectibility.  Some loans may continue accruing after 90 days if the loan is in the process of renewing or being paid off.

Allowance for Loan Losses—The allowance for loan losses is a valuation account available to absorb probable losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance for loan losses at the time of recovery. Periodically during the year, management estimates the probable level of losses in the existing portfolio through consideration of such factors including, but not limited to, past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Based on these estimates, the allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

Other Investments—Other investments include Federal Reserve Bank and Federal Home Loan Bank stock, as well as other correspondent bank stocks which have no readily determined market value and are carried at cost.  Due to the redemption provisions of the investments, the fair value equals cost and no impairment exists.

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives used to compute depreciation are:

Buildings and improvements	10 - 40 years
Furniture, fixtures, and equipment	3 - 10 years
Automobiles	5 years

Leasehold improvements are amortized over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

The Company recognized impairment on the network and telephone system during 2006 as the result of a decision to upgrade the system in the subsequent fiscal year. The equipment is considered held for sale by the Company at December 31, 2007.  An impairment charge was recorded in 2006 for $247,678 with no remaining net book value.

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

Repurchase Agreements—Securities sold under agreements to repurchase are secured borrowings treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in the balance sheet. On January 1, 2007, the Company adopted FIN 48. The Company has determined that the adoption of FIN 48 did not have any impact on its financial condition or results of operations. It is the Company's policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the consolidated statements of earnings.

    Stock-Based Compensation—The Company adopted SFAS No. 123R, Share-based Payment (Revised December 2004) in the fiscal year ended December 31, 2006.  SFAS No. 123R eliminates the ability toaccount for stock-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  The provisions of this Statement were applied on a modified prospective basis in the fiscal year ended December 31, 2006 for all equity awards granted and unvested as of January 1, 2006.

Basic and Diluted Earnings Per Common Share—Basic earnings per common share (EPS) excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed by dividing net earnings by the total of the weighted-average number of shares outstanding plus the effect of outstanding options.  The Company declared a 5% stock dividend in 2007, a 25% stock dividend in 2006, and a 10% stock dividend in 2005.  All share and per share information has been adjusted to give retroactive effect to the stock dividends. The amounts of common stock and additional paid-in capital have been adjusted to give retroactive effect to the large stock dividends.  Small stock dividends, or dividends less than 25% of issued shares at the declaration date, are reflected as an increase in common stock and additional paid-in capital and a decrease in retained earnings for the market value of the shares on the date the dividend is declared.

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

Statements of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold. Generally, federal funds are sold for one-day periods.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS No. 157 is effective for the fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not anticipate the adoption of this new accounting principle to have a material effect on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits an entity to choose to measure certain financial instruments and certain other items at fair value, on an instrument-by-instrument basis.  Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings.  This statement is effective for fiscal years beginning after November 15, 2007.  At the effective date, an entity may elect the fair value option for eligible items that exist at the date with the effect of the first remeasurement to fair value reported as a cumulative-effect adjustment to the opening balance of retained earnings.  The Company is currently in the process of evaluating the impact of adopting this Statement on the Company’s financial position, results of operation, and cash flows.

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on the issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Lift Insurance Arrangements (“EITF 06-4”).  The issue was ratified by FASB on March 28, 2007.  Entities affected by this issue purchase life insurance on “key” employees, which extend into the individual’s retirement period.  The issue requires affected entities to recognize a liability for future benefits based on the substantive agreement with the employee.  EITF 06-4 is effective for all financial statements issued for fiscal years beginning after December 15, 2007.  This issue will be applied through a cumulative-effect adjustment to retained earnings as of beginning of the year adoption.  The Company expects the adoption of this EITF issue to decrease retained earnings by $114,954 and will have no material effect on the results of operations or cash flows.

In December 2007, FASB revised Statement No. 141R, Business Combinations (“SFAS No. 141R”).  Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141R will have a significant impact on the accounting for transaction and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination.  Under SFAS No. 141R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until a transaction occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. The Company does not expect the adoption of SFAS No. 160 to have any impact on its financial position, results of operation, and cash flows.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2007.

2. INVESTMENT SECURITIES
The portfolio of securities consisted of the following:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
U.S. Government agencies and SBA loans	$44,914,952	$339,192	$25,253	$45,228,891
Obligations of states and political subdivisions	99,842,135	1,218,917	94,558	100,966,494
Mortgage-backed securities	24,375,076	73,335	198,451	24,249,960
Collateralized mortgage obligations	10,838,298	24,501	66,205	10,796,594
Equity securities with readily determinable fair values	250,000	-	39,750	210,250
	$180,220,461	$1,655,945	$424,217	$181,452,189

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
U.S. Treasury Securities	$1,999,658	$-	$14,038	$1,985,620
U.S. Government agencies and SBA loans	51,687,596	24,158	431,553	51,280,201
Obligations of states and political subdivisions	96,246,384	313,280	884,158	95,675,506
Mortgage-backed securities	30,171,288	64,773	347,694	29,888,367
Collateralized mortgage obligations	867,994	-	13,711	854,283
Corporate securities	1,001,029	-	11,259	989,770
	$181,973,949	$402,211	$1,702,413	$180,673,747

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held-to-maturity:
Obligations of states and political subdivisions	$10,745,947	$228,319	$-	$10,974,266

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held-to-maturity:
Obligations of states and political subdivisions	$15,900,611	$266,326	$-	$16,166,937

The amortized cost and fair value of debt securities at December 31, 2007 by contractual maturity are shown below.  Except for mortgage-backed securities, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$25,106,594	$25,088,751
Due after one year through five years	53,250,569	53,856,575
Due after five years through ten years	45,639,736	46,341,975
Due after ten years	20,760,188	20,908,084
Mortgage-backed securities and collateralized mortgage obligations	35,213,374	35,046,554
	$179,970,461	$181,241,939

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$2,619,501	$2,642,895
Due after one year through five years	6,985,326	7,144,912
Due after five years through ten years	1,141,120	1,186,459
	$10,745,947	$10,974,266

Details concerning investment securities with unrealized losses as of December 31, 2007 are as follows:

	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government agencies and SBA loans	$-	$-	$16,974,050	$25,253	$16,974,050	$25,253
Obligations of states and political subdivisions	1,598,966	12,348	11,416,524	82,210	13,015,490	94,558
Mortgage-backed securities	6,698,358	17,256	10,910,430	181,195	17,608,788	198,451
Collateralized mortgage obligations	5,731,826	34,034	350,913	32,171	6,082,739	66,205
Equity securities with readily determinable fair values	210,250	39,750	-	-	210,250	39,750
	$14,239,400	$103,388	$39,651,917	$320,829	$53,891,317	$424,217

Details concerning investment securities with unrealized losses as of December 31, 2006 are as follows:

	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Treasury securities	$-	$-	$1,985,620	$14,038	$1,985,620	$14,038
U.S. Government agencies and SBA loans	12,932,160	56,927	29,347,211	374,626	42,279,371	431,553
Obligations of states and political subdivisions	25,862,996	308,244	41,189,137	575,914	67,052,133	884,158
Mortgage-backed securities	4,318,678	26,913	18,291,817	320,781	22,610,495	347,694
Collateralized mortgage obligations	1,215	1	483,747	13,710	484,962	13,711
Corporate Securities	-	-	989,770	11,259	989,770	11,259
	$43,115,049	$392,085	$92,287,302	$1,310,328	$135,402,351	$1,702,413

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

The unrealized losses at December 31, 2007 and 2006 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2007 and 2006, management had both the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary. No impairment losses were recognized during the years ended December 31, 2007, 2006, or 2005.

Of the securities issued by U.S. Government agencies and SBA held by the Company at December 31, 2007, 7 out of 20 securities contained unrealized losses, while 30 out of 242 securities issued by state and political subdivisions contained unrealized losses.  Of the mortgage-backed securities, 24 out of 56 contained unrealized losses.  Of the collateralized mortgage obligations, 4 out of 7 contained unrealized losses.  The only equity security held by the Company at December 31, 2007 and with a readily determinable market value contained an unrealized loss.

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

During the year ended December 31, 2007, the Company did not sell any securities.  Proceeds from sales of securities available-for-sale during 2006 and 2005 were $2,988,590 and $9,099,585, respectively. Gross gains of $38,691 were recognized on sales in 2005.  No gains were recognized on sales in 2006.  Gross losses of $7,553 and $38,306 were recognized on sales in 2006 and 2005, respectively.

Securities with an aggregate carrying value of approximately $63,286,000 and $52,552,000 at December 31, 2007 and 2006, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. LOANS
The loan portfolio consisted of the following:

	December 31,
	2007	2006
Commercial, financial and agricultural	$187,543,611	$155,097,757
Lease financing receivable	8,089,209	7,902,340
Real estate – mortgage	204,291,055	192,583,037
Real estate – construction	80,863,986	64,126,404
Installment loans to individuals	87,775,296	78,612,660
Other	942,081	723,504
	569,505,238	499,045,702
Less allowance for loan losses	(5,611,582)	(4,976,857)
	$563,893,656	$494,068,845

The amounts reported in other loans at December 31, 2007 and 2006 represented the total DDA overdraft deposits reported for each period.

An analysis of the activity in the allowance for loan losses is as follows:

	December 31,
	2007	2006	2005
Balance, beginning of year	$4,976,857	$4,354,530	$3,850,636
Provision for loan losses	1,175,000	850,000	979,737
Recoveries	86,049	314,140	226,280
Loans charged-off	(626,324)	(541,813)	(702,123)
Balance, end of year	$5,611,582	$4,976,857	$4,354,530

During the years ended December 31, 2007, 2006, and 2005, there were approximately $251,000, $444,000, and $188,000, respectively, of net transfers from loans to other real estate owned.

The Company discovered fraudulent activity in its indirect auto financing loan portfolio in the fourth quarter of 2007.  Probable losses were identified in the portfolio, which resulted in an increase in loan loss provisions totaling $300,000 in the fourth quarter 2007.  An additional $225,000 in provision expense was recorded in the same quarter related to the overall risk assessed in the Company’s residential real estate development credits based on current economic conditions.

As of December 31, 2007 and 2006, loans outstanding to directors, executive officers, and their affiliates were $4,359,485 and $4,989,752, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2007 activity with respect to these related party loans is as follows:

Balance, beginning of year	$4,989,752
New loans	388,646
Repayments	(1,018,913)
Balance, end of year	$4,359,485

Non-accrual loans amounted to approximately $1,602,000 and $1,793,000 at December 31, 2007 and 2006, respectively.  Loans past due ninety days or more and still accruing interest totaled $980,000 and $98,000 at December 31, 2007 and 2006, respectively. The Company’s other individually evaluated impaired loans were not significant at December 31, 2007 and 2006.

4. PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

	December 31,
	2007	2006
Land	$7,893,243	$7,714,257
Buildings and improvements	18,848,504	16,931,022
Furniture, fixtures, and equipment	16,120,784	13,260,191
Automobiles	435,871	520,937
Leasehold improvements	3,623,451	2,275,840
Construction-in-process	7,805,407	3,134,586
Reserve for impairment	(222,153)	(247,678)
	54,505,107	43,589,155
Less accumulated depreciation and amortization	(15,276,089)	(12,979,823)
	$39,229,018	$30,609,332

Depreciation expense totaled approximately $2,610,000, $2,417,000, and $1,898,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

During the year ended December 31, 2006, the Company and its Board of Directors approved the purchase and installation of a network and telephone system.  Upon complete installation of the new system, the existing equipment became obsolete to the Company’s operations and was retired.  Under the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company anticipates an impairment loss on the sale of the asset.  A provision for impairment in the amount of $247,678 was recorded during 2006 to reflect the fair value of the equipment held for sale.  During 2007, certain related equipment was disposed of, which created a reduction in the related asset and impairment reserve.  The asset has no remaining net book value.  The Company is actively marketing the existing equipment in its current condition.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for the years ended of December 31, 2007 and 2006 was $9,271,432.  Goodwill is recorded on the acquisition date of each entity.  The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date.  No adjustments were made to the carrying value during the years 2007 or 2006.

A summary of core deposit intangible assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Gross carrying amount	$1,749,749	$1,749,749
Less accumulated amortization	(1,261,886)	(1,063,817)
Net carrying amount	$487,863	$685,932

Amortization expense on the core deposit intangible assets totaled $198,069 in 2007, $299,332 in 2006, and $483,106 in 2005.  Amortization of the core deposit intangible assets is estimated to be approximately $155,000 in 2008, $122,000 in 2009, $97,000 in 2010, $78,000 in 2011, and the remainder of $36,000 in 2012.

6. DEPOSITS
Deposits consisted of the following:

	December 31,
	2007	2006
Non-interest bearing	$182,588,179	$182,595,931
Savings and money market	273,887,033	281,821,588
NOW accounts	144,334,692	129,422,863
Time deposits under $100,000	61,151,430	64,570,462
Time deposits over $100,000	71,555,663	57,768,697
	$733,516,997	$716,179,541

Time deposits held by the Company consist primarily of certificates of deposits.  The maturities for these deposits at December 31, 2007 are as follows:

2008	$99,723,613
2009	25,066,731
2010	3,323,502
2011	778,808
2012 and thereafter	3,814,439
$132,707,093

Deposits from related parties totaled approximately $17,304,000 at December 31, 2007.

7. FHLB ADVANCES, JUNIOR SUBORDINATED DEBENTURES, AND REPURCHASE AGREEMENTS
FHLB advances, junior subordinated debentures, and repurchase agreements consisted of the following:

	December 31,
	2007	2006
FHLB advances	$4,400,000	$5,650,000
Junior subordinated debentures	15,465,000	15,465,000
Repurchase agreements	26,316,572	4,474,786
	$46,181,572	$25,589,786

The FHLB advances totaled $4,400,000 at December 31, 2007 and included one 7-day advance which matures on January 4, 2008.  The average rate paid on the advances was 5.00%.  The advances were used for liquidity purposes.

On September 20, 2004, the Company issued, through a wholly-owned statutory business trust, $8,248,000 of unsecured junior subordinated debentures bearing interest at a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at December 31, 2007 was 7.426%.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

On February 22, 2001, the Company issued, through a wholly-owned statutory business trust, $7,217,000 of unsecured junior subordinated debentures. These junior subordinated debentures bear interest at a fixed rate of 10.20% with interest paid semi-annually in arrears and mature on February 22, 2031. Under certain circumstances, these debentures are subject to repayment on February 22, 2011 or thereafter.

In accordance with FASB Interpretation No. 46R, the Trusts are not consolidated with the Company.  Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts, as these are not eliminated in the consolidation.  The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations qualify for Tier 1 capital for regulatory capital purposes.

The Company entered into a $12,500,000 repurchase agreement with CitiGroup Global Markets, Inc. (“CGMI”) effective August 9, 2007.  Under the terms of the repurchase agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2007 was 3.90%.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI on August 9, 2008, or every quarterly period thereafter.

At December 31, 2007, securities sold under agreements to repurchase totaled $13,816,572.  These agreements to repurchase are secured short term borrowings from customers, which may be drawn on demand.  The agreements bear interest at a rate determined by the Company.  The average rate of the outstanding agreements at December 31, 2007 was 3.80%.

8. COMMITMENTS AND CONTINGENCIES
At December 31, 2007, future annual minimum rental payments due under noncancellable operating leases are as follows:

2008	$1,417,290
2009	1,383,422
2010	1,319,219
2011	1,097,235
2012	985,740
Thereafter	11,034,053
$17,236,959

Rental expense under operating leases for 2007, 2006, and 2005 was approximately $1,322,000, $996,000, and $830,000, respectively. Sublease income for 2007, 2006, and 2005 was approximately $3,600, $2,400, and $2,000, respectively.

The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

At December 31, 2007, the Company had borrowing lines available through the Banks with the FHLB of Dallas and other correspondent banks.  MidSouth LA had approximately $117,062,000 available, subject to available collateral, under a secured line of credit with the FHLB of Dallas.  Advance commitments of approximately $7,870,000 were also available with the FHLB of Dallas.  An additional federal funds line of credit available through a primary correspondent bank for overnight borrowing was approximately $20,600,000 at December 31, 2007.  There were no purchases of Federal funds against these lines as of December 31, 2007.  At December 31, 2007, MidSouth TX had a $29,450,000 secured line of credit, subject to available collateral, with the FHLB of Dallas.  Advances against this line totaled $4,400,000 at December 31, 2007.

In 2007, the Company engaged a general contractor to construct a new branch on leased property in Baton Rouge, Louisiana.  The total commitment was for approximately $2,190,000; the Company paid approximately $1,185,000 on the contract through December 31, 2007.  Estimated completion is predicted to be in late March of 2008.

The Company purchased land in 2006 for a future branch location in Lake Charles, Louisiana for approximately $528,000.  In 2006, the Company entered into a contract for building construction for approximately $1,669,000.  Costs incurred on the contract totaled approximately $1,554,000 at December 31, 2007.  The branch opened in December 2007; however, the project was not completed until February 2008.

Land was purchased in Conroe, Texas for another future branch location for approximately $773,000 in 2006.  The Company engaged a general contractor for construction of the building.  The commitment was for approximately $1,375,000.  The Company has incurred approximately $1,148,000 of costs through December 31, 2007 on this project.  Completion of the construction is estimated to be in March 2008.  The branch was operational in November 2007 even though the contract was not completed.

9. INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,778,115	$1,503,935
Unrealized losses on securities	-	442,069
Other	313,961	250,719
Total deferred tax assets	2,092,076	2,196,723
Deferred tax liabilities:
Premises and equipment	3,040,746	1,600,159
FHLB stock dividends	42,285	45,916
Unrealized gains on securities	418,787	-
Other	216,410	98,574
Total deferred tax liabilities	3,718,228	1,744,649
Net deferred tax (liability) asset	$(1,626,152)	$452,074

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2007. Therefore, no valuation allowance is necessary at this time.

Components of income tax expense are as follows:

	2007	2006	2005
Current	$1,046,951	$2,879,723	$2,856,366
Deferred expense (benefit)	1,231,800	(152,200)	(418,201)
	$2,278,751	$2,727,523	$2,438,165

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on income as follows:

	December 31
	2007	2006	2005
Taxes calculated at statutory rate	$3,758,097	$3,722,174	$3,294,637
Increase (decrease) resulting from:
Tax-exempt interest, net	(1,237,207)	(1,020,780)	(835,546)
Tax credits	(315,043)	-	-
Other	72,904	26,129	(20,926)
	$2,278,751	$2,727,523	$2,438,165

The deferred income tax expense (benefit) relating to unrealized holding gains (losses) on securities available-for-sale included in other comprehensive income amounted to $860,856 in 2007, $87,357 in 2006, and ($723,706) in 2005.  There was no income tax expense or benefit relating to sales of securities in 2007 since no securities were sold during the year.  Income tax expense (benefit) relating to gains or losses on sales of securities amounted to ($2,568) in 2006, and $131 in 2005

On January 1, 2007, the Company adopted the provisions of FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, the Company must review all of its tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue.  The initial adoption of this Interpretation had no impact on the Company’s financial statements.

The total amount of unrecognized tax benefits that, if recognized, would affect the tax provision and the effective income tax rate is negligible.

The Company’s policy is to report interest and penalties, if any, related to tax liabilities in income tax expense in the Consolidated Statements of Earnings.

The Company’s federal income tax returns are open and subject to examination from the 2004 tax return year and forward. The Company’s various state income and franchise tax returns are generally open from the 2004 and later tax return years based on individual state statutes of limitation. The Company is not currently under examination by federal or state tax authorities.

10. EMPLOYEE BENEFITS
The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.  On February 3, 2006, the ESOP borrowed $300,000 under a second note payable to MidSouth Bank, N.A. for the purpose of purchasing additional shares of MidSouth Bancorp, Inc.’s common stock.  The note payable matures February 15, 2009 and has an interest rate of 6.50%.  A total of 13,710 shares at $21.88 per share were purchased with loan proceeds on February 3, 2006.  The balances of the notes receivable from the ESOP were $132,708 and $251,259 at December 31, 2007 and 2006, respectively.  Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity.  In accordance with the American Institute of Certified Public Accountants’ Statement of Position 93-6, compensation costs relating to shares purchased are based on the fair value of shares committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  ESOP compensation expense for 2007 and 2006 was $527,000 and $480,000, respectively.  The cost basis of the shares released was $12.77 per share for 2007, $11.95 per share for 2006, and $4.36 per share for 2005.  ESOP shares as of December 31, 2007 and 2006 were as follows:

	2007	2006
Allocated shares	507,090	508,709
Shares released for allocation	9,250	8,027
Unreleased shares	7,941	17,192
Total ESOP shares	524,281	533,928

Fair value of unreleased shares at December 31	$185,025	$510,183

The Company has deferred compensation arrangements with certain officers, which will provide them with a fixed benefit after retirement. The Company had recorded a liability of approximately $519,000 at December 31, 2007 and $501,000 at December 31, 2006 in connection with these agreements.  Deferred compensation expense recognized in 2007, 2006, and 2005 was $66,816, $79,817, and $89,853, respectively.

The Company has a 401(k) retirement plan covering substantially all employees who have been employed with the Company for 90 days and meet certain other requirements.  Under this plan, employees can contribute a portion of their salary within the limits provided by the Internal Revenue Code into the plan.  The Company's contributions to this plan were $49,500 in 2007, $40,000 in 2006, and $-0- in 2005.

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

In May of 2007, the stockholders of the Company approved the 2007 Omnibus Incentive Compensation Plan to provide incentives and awards for directors, officers, and employees of the Company and its subsidiaries. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination, or tandem basis. Options constitute both incentive stock options and non-qualified stock options. A total of 8% of the Company’s common shares outstanding can be granted under the Plan.  The 2007 Omnibus Incentive Compensation Plan replaces the 1997 Stock Incentive Plan, which expired in February of 2007.

The following tables summarize activity relating to the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	201,662	$10.65
Exercised	(49,781)	5.44
Forfeited	(1,448)	17.51
Outstanding at December 31, 2007	150,433	$11.57	4.76	$1,764,430
Exercisable at December 31, 2007	115,757	$9.21	3.96	$1,630,790

A summary of changes in unvested options for the periods ended December 31, 2007 and 2006 is as follows:

	2007		2006
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value

Unvested options outstanding, beginning of year	63,044	$4.58	68,585	$3.48
Granted	-	-	19,688	6.26
Vested	(26,920)	3.47	(25,229)	2.92
Forfeited	(1,448)	4.89	-	-
Unvested options outstanding, end of year	34,676	$5.42	63,044	$3.70

As of December 31, 2007, there was a total of $187,945 in unrecognized compensation cost related to non-vested share-based compensation arrangements.  The total value of shares vested during the years ended December 31, 2007 and 2006 was $96,289 and $76,964, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Pricing Model.  This model requires management to make certain assumptions, including the expected life of the option, the risk free rate of interest, the expected volatility, and the expected dividend yield.  The risk free rate of interest is based on the yield of a U.S. Treasury security with a similar term.  The expected volatility is based on the Company’s historic volatility over a term similar to the expected life of the options.  The dividend yield is base on the current yield at the date of grant.  The following assumptions were made in estimating 2006 fair values:

Dividend Yield	1.5%
Expected Volatility	21.0%
Risk Free Interest Rates	4.0%
Expected Life in Years	8

The information for 2005 was disclosed with reported and pro forma figures for net income and earnings per share, in accordance with the original SFAS No. 123.  The information previously disclosed is set out below:

2005
Net income available to stockholders:
As reported	$7,273,867
Pro forma	$7,198,572

Basic income per common share:
As reported	$1.13
Pro forma	$1.11

Diluted income per common share:
As reported	$1.10
Pro forma	$1.09

The total intrinsic value of the options exercised for the years ended December 31, 2007, 2006, and 2005 were approximately $889,000, $1,947,000, and $1,457,000, respectively.

As a result of adopting SFAS No. 123R, pre-tax earnings and net earnings for the years ended December 31, 2007 and 2006 is approximately $96,289 and $76,964, respectively, lower than accounting for options under the intrinsic value method.

12. STOCKHOLDERS’ EQUITY
The payment of dividends by the Banks to the Company is restricted by various regulatory and statutory limitations. At December 31, 2007, the Banks have approximately $19 million available to pay dividends to the Parent Company without regulatory approval.

13. NET INCOME PER COMMON SHARE
Following is a summary of the information used in the computation of earnings per common share:

	December 31,
	2007	2006	2005
Net Earnings	$8,775,641	$8,220,050	$7,273,867
Weighted average number of common shares outstanding used in computation of basic earnings per common share	6,570,073	6,520,747	6,439,830
Effect of dilutive securities
Stock options	71,322	114,551	186,669
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per common share	6,641,395	6,635,298	6,626,499

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

	Contract or Notional Amount
	2007	2006
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$163,392,000	$206,340,000
Commercial letters of credit	17,470,000	24,433,000

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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.  Approximately 20% of these letters of credit were secured by marketable securities, cash on deposits, or other assets at December 31, 2007 and 2006.

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

As of December 31, 2007, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage capital ratios as set forth in the table (in thousands). There are no conditions or events since those notifications that management believes have changed the Banks’ category.

The Company’s and both of the Banks’ actual capital amounts and ratios are presented in the table below (in thousands):

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total capital to risk weighted assets:
Company	$78,483	12.08%	$51,983	8.00%	N/A	N/A
MidSouth LA	$62,643	12.34%	$40,604	8.00%	$50,756	10.00%
MidSouth TX	$15,475	10.84%	$11,425	8.00%	$14,281	10.00%
Tier I capital to risk weighted assets:
Company	$72,871	11.21%	$25,992	4.00%	N/A	N/A
MidSouth LA	$58,539	11.53%	$20,302	4.00%	$30,453	6.00%
MidSouth TX	$13,967	9.78%	$5,712	4.00%	$8,569	6.00%
Tier I capital to average assets:
Company	$72,871	8.67%	$33,603	4.00%	N/A	N/A
MidSouth LA	$58,539	8.59%	$27,245	4.00%	$40,867	6.00%
MidSouth TX	$13,967	8.65%	$6,461	4.00%	$9,692	6.00%

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total capital to risk weighted assets:
Company	$70,621	11.96%	$47,249	8.00%	N/A	N/A
MidSouth LA	$55,478	11.95%	$37,145	8.00%	$46,431	10.00%
MidSouth TX	$15,054	11.81%	$10,201	8.00%	$12,751	10.00%
Tier I capital to risk weighted assets:
Company	$65,644	11.11%	$23,625	4.00%	N/A	N/A
MidSouth LA	$51,419	11.07%	$18,573	4.00%	$27,859	6.00%
MidSouth TX	$14,136	11.09%	$5,100	4.00%	$7,651	6.00%
Tier I capital to average assets:
Company	$65,644	8.34%	$31,495	4.00%	N/A	N/A
MidSouth LA	$51,419	7.96%	$25,937	4.00%	$38,755	6.00%
MidSouth TX	$14,136	9.72%	$5,818	4.00%	$8,728	6.00%

16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—For cash on hand, amounts due from banks, interest bearing deposits, and federal funds sold the carrying amount is a reasonable estimate of fair value.

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

Federal Home Loan Bank Advances— Federal Home Loan Bank advances have short-term maturities with fixed rates as determined by Federal Home Loan Bank at the date of issuance and the carrying amount is a reasonable estimate of the fair value.

Junior Subordinated Debentures—For junior subordinated debentures that bear interest on a floating basis, the carrying amount approximates fair value.  For junior subordinated debentures that bear interest on a fixed rate basis, the fair value is estimated using a discounted cash flow analysis that applies interest rates currently being offered on similar types of borrowings.

Commitments to Extend Credit, Commercial Letters of Credit—Off-balance sheet instruments (commitments to extend credit and commercial letters of credit) are generally short-term and at variable interest rates.  Therefore, both the carrying value and estimated fair value associated with these instruments are immaterial.

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

The estimated fair values of the Company’s financial instruments are as follows at December 31, 2007 and 2006 (in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$30,872	$30,872	$57,404	$57,404
Securities available-for-sale	181,452	181,452	180,674	180,674
Securities held-to-maturity	10,746	10,974	15,901	16,167
Loans, net	563,894	563,089	494,069	494,031
Other investments	4,021	4,021	2,501	2,501
Cash surrender value of life insurance policies	4,219	4,219	4,068	4,068
Financial liabilities:
Non-interest bearing deposits	182,588	182,588	182,596	182,596
Interest bearing deposits	550,929	551,405	533,584	534,607
Repurchase agreements	26,317	26,317	4,475	4,475
Federal Home Loan Bank Advances	4,400	4,400	5,650	5,650
Junior subordinated debentures	15,465	15,868	15,465	15,651

17. OTHER NON-INTEREST INCOME AND EXPENSE
Components of other charges and fees that are greater than 1% of interest income and non-interest income consisted of the following for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
ATM and debit card income	$2,103,976	$1,690,300	$1,266,096
Mortgage and processing fees	591,817	440,151	620,707

Components of other non-interest expense greater than 1% of interest income and non-interest income consisted of the following for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Professional fees	$1,427,830	$1,088,334	$923,484
Marketing expenses	1,998,480	2,134,140	2,013,123
Data processing	596,555	436,121	520,005
Postage	552,729	527,284	546,291
ATM and debit card expense	1,083,382	897,325	659,205
Printing and supplies	765,901	696,700	648,818

18. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

Balance Sheets
December 31, 2007 and 2006
	2007	2006
Assets
Cash and interest bearing deposits in banks	$853,555	$742,214
Equity securities with readily determinable fair value (cost of $250,000 at December 31, 2007)	210,250	-
Other assets	296,953	295,931
Investment in and advances to subsidiaries	83,734,111	75,283,467
Total assets	$85,094,869	$76,321,612

Liabilities and Stockholders’ Equity
Liabilities
Dividends payable	$739,529	$572,035
Junior subordinated debentures	15,465,000	15,465,000
ESOP obligation	132,708	251,259
Other	288,752	289,842
Total liabilities	16,625,989	16,578,136
Stockholders’ equity	68,468,880	59,743,476
	$85,094,869	$76,321,612

Statements of Earnings
For the Years Ended December 31, 2007, 2006 and 2005
	2007	2006	2005
Revenue:
Dividends from Banks and non-bank subsidiary	$3,500,000	$2,500,000	$2,500,000
Rental and other income	61,414	63,238	65,016
	3,561,414	2,563,238	2,565,016

Expenses:
Interest on short and long-term debt	1,396,860	1,370,771	1,219,991
Professional fees	188,852	252,973	180,723
Other expenses	230,300	225,985	223,365
	1,816,012	1,849,729	1,624,079
Earnings before equity in undistributed earnings of subsidiaries	1,745,402	713,509	940,937

Equity in undistributed earnings of subsidiaries	6,443,226	6,911,625	5,808,348

Income tax benefit	587,013	594,916	524,582

Net earnings	$8,775,641	$8,220,050	$7,273,867

Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
	2007	2006	2005
Cash flows from operating activities
Net earnings	$8,775,641	$8,220,050	$7,273,867
Adjustments to reconcile net earnings to net cash provided by operating activities
Undistributed earnings of subsidiaries	(6,443,226)	(6,911,625)	(5,808,348)
Other, net	(92,416)	(565,831)	107,957
Net cash provided by operating activities	2,239,999	742,594	1,573,476

Cash flows from investing activities
Investment in and advances to subsidiaries	-	-	(5,019)
Purchase of equity securities	(250,000)	-	-
Net cash used in investing activities	(250,000)	-	(5,019)

Cash flows from financing activities
Proceeds from exercise of stock options	408,459	965,459	653,968
Purchase of treasury stock	(522,078)	(1,289,198)	(469,226)
Payment of dividends	(1,752,668)	(1,490,815)	(1,364,003)
Cash for fractional shares	(12,371)	(12,490)	(10,640)
Net cash used in financing activities	(1,878,658)	(1,827,044)	(1,189,901)

Net change in cash and cash equivalents	111,341	(1,084,450)	378,556
Cash and cash equivalents at beginning of year	742,214	1,826,664	1,448,108
Cash and cash equivalents at end of year	$853,555	$742,214	$1,826,664

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MidSouth Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008, expressed an unqualified opinion on the effectiveness of MidSouth Bancorp, Inc.’s internal control over financial reporting.

/s/ Porter Keadle Moore, L.L.P.

Atlanta, Georgia
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited MidSouth Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  MidSouth Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MidSouth Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2007, and our report dated March 10, 2008, expressed an unqualified opinion.

/s/ Porter Keadle Moore, L.L.P.

Atlanta, Georgia
March 10, 2008

Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share data)
	2007
	IV	III	II	I
Interest income	$14,744	$14,651	$14,302	$13,442
Interest expense	5,131	5,234	5,065	5,104
Net interest income	9,613	9,417	9,237	8,338
Provision for loan losses	525	300	350	-
Net interest income after provision for loan losses	9,088	9,117	8,887	8,338
Noninterest income, excluding securities gains	3,732	3,574	3,690	3,263
Noninterest expense	10,569	9,742	9,245	9,079
Income before income tax expense	2,251	2,949	3,332	2,522
Income tax expense	357	508	837	576
Net income	$1,894	$2,441	$2,495	$1,946

Earnings per common share
Basic	$0.29	$0.37	$0.38	$0.30
Diluted	$0.28	$0.37	$0.38	$0.29
Market price of common stock
High	$25.53	$24.77	$25.70	$28.23
Low	$21.06	$20.04	$22.25	$25.38
Close	$23.30	$22.80	$22.54	$25.48
Average shares outstanding
Basic	6,570,644	6,572,740	6,570,975	6,552,272
Diluted	6,638,199	6,637,362	6,647,155	6,646,304

	2006
	IV	III	II	I
Interest income	$13,405	$13,104	$12,691	$11,035
Interest expense	4,960	4,678	4,401	3,653
Net interest income	8,445	8,426	8,290	7,382
Provision for loan losses	180	50	300	320
Net interest income after provision for loan losses	8,265	8,376	7,990	7,062
Noninterest income, excluding securities gains	3,015	3,438	3,076	2,858
Net securities gains	-	(8)	-	-
Noninterest expense	9,070	8,489	8,069	7,496
Income before income tax expense	2,210	3,317	2,997	2,424
Income tax expense	461	900	762	605
Net income	$1,749	$2,417	$2,235	$1,819

Earnings per common share
Basic	$0.27	$0.37	$0.34	$0.28
Diluted	$0.27	$0.36	$0.34	$0.27
Market price of common stock
High	$30.34	$25.33	$23.69	$21.41
Low	$23.57	$21.05	$20.94	$19.84
Close	$29.32	$25.13	$22.62	$21.41
Average shares outstanding
Basic	6,541,830	6,547,794	6,508,437	6,485,444
Diluted	6,668,768	6,663,584	6,635,395	6,667,184

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A – Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of the end of the period covered by this Annual Report on Form 10-K, the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the fourth quarter of 2007, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of MidSouth Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the accounting principals generally accepted in the United States of America.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

The Company’s internal control systems are designed to ensure that transactions are properly authorized and recorded in the financial records and to safeguard assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007.

/s/ C. R. Cloutier C.R. Cloutier President and Chief Executive Officer	/s/ J. Eustis Corrigan, Jr. J. Eustis Corrigan, Jr. Executive Vice President and Chief Financial Officer

Item 9B – Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information contained in registrant's definitive proxy statement for its 2008 annual meeting of shareholders, is incorporated herein by reference in response to this Item.  Information concerning executive officers is under Item 4A of this filing.

Item 11 - Executive Compensation

The information contained in registrant's definitive proxy statement for its 2008 annual meeting of shareholders is incorporated herein by reference in response to this Item.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in registrant's definitive proxy statement for its 2008 annual meeting of shareholders is incorporated herein by reference in response to this Item.

Item 13 - Certain Relationships and Related Transactions

The information contained in registrant's definitive proxy statement for its 2008 annual meeting of shareholders is incorporated herein by reference in response to this Item.

Item 14 – Principal Accountant Fees and Services

The information contained in registrant's definitive proxy statement for its 2008 annual meeting of shareholders is incorporated herein by reference in response to this Item.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

Selected Quarterly Financial Data
Report of Independent Registered Public Accounting Firm
Consoldiated Balance Sheets – December 31, 2007 and 2006
Consolidated Statements of Income – Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

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

10.5+	Employment Agreements with C. R. Cloutier and Karen L. Hail (filed as Exhibit 5 to MidSouth’s Form 1-A and incorporated herein by reference).

10.6+	The MidSouth Bancorp, Inc. 1997 Stock Incentive Plan (filed as an appendix to MidSouth’s definitive proxy statement filed April 11, 1997 and incorporated herein by reference).

10.7+	The MidSouth Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (filed as Exhibit 4.6 to MidSouth Bancorp, Inc.’s Form S-3D filed on July 25, 1997 and incorporated herein by reference).

10.8+	The MidSouth Bancorp Incentive Plan (filed as Exhibit 10.8 to MidSouth Bancorp, Inc.’s Form 10-K filed on March 30, 2006 and incorporated herein by reference).

10.9+	The MidSouth Bancorp, Inc. 2007 Omnibus Incentive Plan (filed as an appendix to MidSouth’s definitive proxy statement filed April 23, 2007 and incorporated herein by reference).

21	Subsidiaries of the Registrant*
23.1	Independent Auditors’ Consent*
31.1	Certificate pursuant to Exchange Act Rules 13(a) – 14(a)*
31.2	Certificate pursuant to Exchange Act Rules 13(a) – 14(a)*
32.1 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

MIDSOUTH BANCORP, INC.
Registrant
By:	/s/ C. R. Cloutier
C. R. Cloutier
President and CEO

Date:	March 14, 2008

Signatures	Title	Date

/s/ C.R. Cloutier C.R. Cloutier	President, Chief Executive Officer, and Director	March 14, 2008

/s/ Karen L. Hail Karen L. Hail	Chief Operations Officer, Executive Vice President, Secretary/Treasurer, and Director	March 14, 2008

/s/ J. Eustis Corrigan, Jr. J. Eustis Corrigan, Jr.	Chief Financial Officer and Executive Vice President	March 14, 2008

/s/ Teri S. Stelly Teri S. Stelly	Controller	March 14, 2008

/s/ J.B. Hargroder, M.D. J.B. Hargroder, M.D.	Director	March 14, 2008

/s/ William M. Simmons William M. Simmons	Director	March 14, 2008

/s/ Will G. Charbonnet, Sr. Will G. Charbonnet, Sr.	Director	March 14, 2008

/s/ Clayton Paul Hillard Clayton Paul Hillard	Director	March 14, 2008

/s/ James R. Davis, Jr. James R. Davis, Jr.	Director	March 14, 2008

/s/ Joseph V. Tortorice, Jr. Joseph V. Tortorice, Jr.	Director	March 14, 2008

/s/ Milton B. Kidd, III Milton B. Kidd, III	Director	March 14, 2008

/s/ Ron D. Reed Ron D. Reed	Director	March 14, 2008