Form 10-Q
period 2008-03-31
MIDSOUTH BANCORP INC
filed 2008-05-09
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
                                           OR
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
YES   ☒   NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.
Large accelerated filer ☐                                                                Accelerated filer ☒                                           Non-accelerated filer ☐       Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☒

As of April 30, 2008, there were 6,615,942 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

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
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits.
Signatures

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
	March 31, 2008 (unaudited)	December 31, 2007 (audited)
Assets
Cash and due from banks	$26,303,790	$25,419,029
Interest bearing deposits in banks and federal funds sold	89,346,832	5,453,499
Total cash and cash equivalents	115,650,622	30,872,528
Securities available-for-sale, at fair value (cost of $178,747,679 at March 31, 2008 and $180,220,461 at December 31, 2007)	181,617,999	181,452,189
Securities held-to-maturity (estimated fair value of $10,002,956 at March 31, 2008 and $10,974,266 at December 31, 2007)	9,747,090	10,745,947
Loans, net of allowance for loan losses of $6,130,139 at March 31, 2008 and $5,611,582 at December 31, 2007	563,614,828	563,893,656
Other investments	3,553,334	4,020,537
Accrued interest receivable	5,246,276	5,748,784
Bank premises and equipment, net	39,967,219	39,229,018
Goodwill and intangibles	9,718,468	9,759,295
Cash surrender value of life insurance	4,257,432	4,219,117
Other assets	3,657,104	4,114,983
Total assets	$937,030,372	$854,056,054

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$184,109,401	$182,588,179
Interest bearing	633,894,399	550,928,818
Total deposits	818,003,800	733,516,997
Securities sold under repurchase agreements	26,517,828	26,316,572
Federal Home Loan Bank advances	-	4,400,000
Accrued interest payable	1,143,887	1,314,110
Junior subordinated debentures	15,465,000	15,465,000
Other liabilities	5,568,340	4,574,495
Total liabilities	866,698,855	785,587,174
Stockholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.10 par value; 10,000,000 shares authorized; 6,762,532 and 6,722,993 issued and 6,602,610 and 6,576,165 outstanding at March 31, 2008 and December 31, 2007, respectively	676,253	672,299
Capital surplus	51,732,461	51,326,349
Unearned ESOP shares	(101,893)	(132,708)
Accumulated other comprehensive income	1,894,411	812,941
Treasury stock- 159,922 shares at March 31, 2008 and 146,828 shares at December 31, 2007, at cost	(3,327,523)	(3,040,489)
Retained earnings	19,457,808	18,830,488
Total stockholders’ equity	70,331,517	68,468,880
Total liabilities and stockholders’ equity	$937,030,372	$854,056,054

See notes to unaudited consolidated financial statements.

MidSouth Bancorp Inc. and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
	Three Months Ended March 31,
	2008	2007
Interest income:
Loans, including fees	$12,006,053	$10,993,865
Investment securities:
Taxable	960,297	980,536
Nontaxable	1,040,674	1,016,138
Federal funds sold	305,009	451,472
Total interest income	14,312,033	13,442,011

Interest expense:
Deposits	4,477,601	4,682,230
Securities sold under repurchase agreements, federal funds purchased and advances	228,248	75,721
Junior subordinated debentures	332,309	346,169
Total interest expense	5,038,158	5,104,120

Net interest income	9,273,875	8,337,891
Provision for loan losses	1,200,000	-
Net interest income after provision for loan losses	8,073,875	8,337,891

Non-interest income:
Service charges on deposits	2,369,861	2,306,183
Credit life insurance	37,216	36,511
Other charges and fees	1,180,563	920,385
Total non-interest income	3,587,640	3,263,079

Non-interest expenses:
Salaries and employee benefits	5,177,942	4,786,564
Occupancy expense	1,949,983	1,571,502
Other	3,165,504	2,720,984
Total non-interest expenses	10,293,429	9,079,050

Income before income taxes	1,368,086	2,521,920
Provision for income taxes	168,738	575,677

Net earnings	$1,199,348	$1,946,243

Earnings per share:
Basic	$0.18	$0.30
Diluted	$0.18	$0.29

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Three Months Ended March 31, 2008

	Common Stock
	Shares	Amount	Capital Surplus	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total
Balance- January 1, 2008	6,722,993	$672,299	$51,326,349	$(132,708)	$812,941	$(3,040,489)	$18,830,488	$68,468,880
Cumulative-effect adjustment resulting from the adoption of EITF 06-04	-	-	-	-	-	-	(114,954)	(114,954)

Net earnings	-	-	-	-	-	-	1,199,348	1,199,348
Comprehensive income:
Net change in unrealized gain on securities available-for-sale, net of taxes	-	-	-	-	1,081,470	-	-	1,081,470
Comprehensive income								2,280,818

Cash dividends on common stock, $0.07 per share	-	-	-	-	-	-	(457,074)	(457,074)
Exercise of stock options	39,539	3,954	301,639	-	-	-	-	305,593
Tax benefit resulting from exercise of stock options	-	-	76,633	-	-	-	-	76,633
Purchase of treasury stock	-	-	-	-	-	(287,034)	-	(287,034)
ESOP obligation, net of repayments	-	-	-	30,815	-	-	-	30,815
Excess of market value over book value of ESOP shares released, net adjustment	-	-	10,500	-	-	-	-	10,500
Stock option expense	-	-	17,340	-	-	-	-	17,340
Balance- March 31, 2008	6,762,532	$676,253	$51,732,461	$(101,893)	$1,894,411	$(3,327,523)	$19,457,808	$70,331,517

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Three Months Ended March 31, 2007
	Common Stock
	Shares	Amount	Capital Surplus	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total
Balance- January 1, 2007	6,355,946	$635,595	$42,907,597	$(251,259)	$(858,133)	$(2,518,411)	$19,828,087	$59,743,476
Net earnings	-	-	-	-	-	-	1,946,243	1,946,243
Comprehensive income:
Net change in unrealized losses on securities available-for-sale, net of taxes	-	-	-	-	70,692	-	-	70,692
Comprehensive income								2,016,935

Cash dividends on common stock, $0.06 per share	-	-	-	-	-	-	(372,908)	(372,908)
Exercise of stock options	37,634	3,763	183,503	-	-	-	-	187,266
Tax benefit resulting from exercise of stock options	-	-	109,221	-	-	-	-	109,221
Purchase of treasury stock	-	-	-	-	-	(92,427)	-	(92,427)
ESOP obligation, net of repayments	-	-	-	29,013	-	-	-	29,013
Excess of market value over book value of ESOP shares released, net adjustment	-	-	31,250	-	-	-	-	31,250
Stock option expense	-	-	24,549	-	-	-	-	24,549
Balance- March 31, 2007	6,393,580	$639,358	$43,256,120	$(222,246)	$(787,441)	$(2,610,838)	$21,401,422	$61,676,375

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$1,199,348	$1,946,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	786,889	688,140
Provision for loan losses	1,200,000	-
Deferred income tax benefit	(363,230)	(83,896)
Amortization of premiums on securities, net	107,102	159,230
Net loss (gain) on sale of premises and equipment	2,835	(4,807)
Net loss on sale of other real estate owned	-	17,849
Impairment on premises and equipment	-	13,637
Stock option compensation expense	17,340	24,549
Change in accrued interest receivable	502,508	254,681
Change in accrued interest payable	(170,223)	(225,703)
Other, net	1,381,252	(51,628)
Net cash provided by operating activities	4,663,821	2,738,295

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	24,418,752	8,245,043
Proceeds from maturities and calls of securities held-to-maturity	1,000,000	2,500,000
Proceeds from maturities and calls of other investments	1,158,900	-
Purchases of securities available-for-sale	(23,054,912)	(9,911,640)
Purchases of other investments	(691,000)	(24,000)
Loan originations, net of repayments	(890,357)	(11,705,589)
Purchase of premises and equipment	(1,492,604)	(1,577,793)
Proceeds from sale of premises and equipment	5,507	55,060
Proceeds from sales of other real estate owned	-	334,716
Net cash provided by (used in) investing activities	454,286	(12,084,203)

Cash flows from financing activities:
Change in deposits	84,486,803	12,659,732
Change in repurchase agreements	201,256	316,408
Proceeds from FHLB advances	19,100,000	7,363,000
Repayments of FHLB advances	(23,500,000)	(13,013,000)
Purchase of treasury stock	(287,034)	(92,427)
Payment of dividends on common stock	(723,264)	(561,329)
Proceeds from exercise of stock options	305,593	187,266
Excess tax benefit from stock option exercises	76,633	109,221
Net cash provided by financing activities	79,659,987	6,968,871

Net increase (decrease) in cash and cash equivalents	84,778,094	(2,377,037)

Cash and cash equivalents, beginning of period	30,872,528	57,404,341

Cash and cash equivalents, end of period	$115,650,622	$55,027,304

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
March 31, 2008
(Unaudited)

1.           Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of March 31, 2008 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report and Form 10-K.

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry.  There have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements—In December 2007, FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”).  Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141R will have a significant impact on the accounting for transaction and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination.  Under SFAS No. 141R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until a transaction occurs.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of derivative instruments and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The statement provides only for enhanced disclosures. Therefore, adoption will have no impact on our financial position, results of operations, and cash flows.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2008.  The reclassifications had no impact on stockholders equity or net income.

2.           Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$5,612	$4,977
Provision for loan losses	1,200	-
Recoveries	9	18
Loans charged-off	(691)	(95)
Balance, end of period	$6,130	$4,900

3.           Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share as adjusted for a 5% stock dividend declared on July 18, 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net earnings	$1,199	$1,946
Weighted average number of common shares outstanding used in computation of basic earnings per common share	6,586	6,552
Effect of dilutive securities: Stock options	36	95
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	6,622	6,647

4.           Declaration of Dividends
On January 28, 2008, the Company declared a $0.07 per share quarterly dividend for holders of record on March 12, 2008.

5.           Deferred Compensation and Postretirement Benefits

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on the issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Lift Insurance Arrangements (“EITF 06-4”).  The issue was ratified by FASB on March 28, 2007.  Entities affected by this issue purchase life insurance on “key” employees, which extend into the individual’s retirement period.  The issue requires affected entities to recognize a liability for future benefits based on the substantive agreement with the employee.  EITF 06-4 is effective for all financial statements issued for fiscal years beginning after December 15, 2007.  This issue was applied through a cumulative-effect adjustment to retained earnings as of January 1, 2008 in the amount of $114,954.

6.           Fair Value Measurement

Effective January 1, 2008, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) and SFAS No. 159 The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company did not elect to apply the fair value measurement option

In accordance with SFAS No. 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. For example, municipal securities valuations are based on markets that are currently offering similar financial products. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections and projections in determining the fair value assigned to such assets or liabilities.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

			Fair Value Measurements at March 31, 2008 using:
Description	Total Carrying Amount in Statement of Financial Position at March 31, 2008	Assets / Liabilities Measured at Fair Value at March 31, 2008	Level 1	Level 2	Level 3
Available-for-sale securities	$181,618	$181,618	$189	$181,429	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (“the Company") is a bank holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly-owned subsidiary bank MidSouth Bank, N.A (“the Bank”).  MidSouth Bank, N.A. offers complete banking services to commercial and retail customers in south Louisiana and southeast Texas with 34 locations and more than 120 ATMs.  The Company is community oriented and focuses primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

Following is management's discussion of factors that management believes are among those necessary for an understanding of the Company's financial statements.  The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis in the Company’s 10-K for the year ended December 31, 2007.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in Form 10-K for the year ended December 31, 2007.  The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  The Company’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required (see Asset Quality).

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

A third critical accounting policy relates to stock-based compensation.  SFAS No. 123R requires that stock based compensation transactions be recognized as compensation expense in the statement of earnings based on the fair market value on the date of the grant.  SFAS No. 123R further requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.  The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions.  The Company recognized stock option expense of $17,340, for the grant-date fair value of stock options vested in the three months ended March 31, 2008.  The Company did not grant any new stock options in the first quarter of 2008.

Results of Operations

First quarter 2008 earnings totaled $1.2 million, a 38.4% decrease from earnings of $1.9 million for the same period in 2007.  Diluted earnings per share were $0.18 for the first quarter of 2008, compared to $0.29 per share for the first quarter of 2007.  Earnings per share data for the first quarter of 2007 have been adjusted to reflect a 5% stock dividend declared on July 18, 2007.

First quarter 2008 earnings were impacted by a $1.2 million provision for loan losses prompted by credit downgrades related to borrower liquidity concerns and softness in the real estate market as a result of the ongoing housing crisis throughout the country.  General market conditions and concern for borrower deterioration was reflected in an increase of $1.8 million in loans past due 90 days and over and an increase of $325,000 in nonaccrual loans for the first quarter of 2008 compared to the first quarter of 2007.  Additionally, $189,000 of the provision expense was necessary to cover probable losses resulting from fraudulent activity in the indirect auto loan portfolio during the first quarter of 2008.  No loan loss provisions were expensed in the first quarter of 2007.

Revenues for the Company, defined as net interest income and non-interest income, increased $1.3 million for the first quarter of 2008 compared to the first quarter of 2007.  Net interest income for the first quarter of 2008 increased $936,000, or 11.2% compared to the first quarter of 2007, primarily due to an increase in average loan volume.  Net interest margin, on a fully taxable-equivalent basis, was 4.88% in the first quarter of 2008, an improvement of 3 basis points from 4.85% in the first quarter of 2007.  A $1.2 million increase in non-interest expenses attributed to franchise expansion offset the improvement in revenues.

First quarter 2008 results were positively impacted by a lower effective tax rate of approximately 12.35% that reduced income tax expense by $407,000 compared to the first quarter of 2007.  The effective tax rate for first quarter 2007 was 22.84%.  The lower effective tax rate resulted from decreased earnings due to the $1,200,000 expensed in provisions for loan losses combined with sustained nontaxable interest income from municipal securities within the investment portfolio.

Return on average equity was 6.90% for the first quarter of 2008 compared to 13.07% for the first quarter of 2007.  The leverage capital ratio was 8.44% at March 31, 2008 compared to 8.50% at March 31, 2007.

Total consolidated assets increased $82.9 million, or 9.7%, from $854.1 million at the year end 2007 to $937.0 million at the end of the first quarter of 2008.  Total loans were flat, increasing $240,000, from $569.5 million at December 31, 2007 to $569.7 million at March 31, 2008 due to a decline in loan demand and a higher volume of loans paid out in the first quarter of 2008.  Total deposits increased $84.5 million, or 11.5%, from $733.5 million at December 31, 2007 to $818.0 million at March 31, 2008.  Deposits grew primarily in the Company’s commercial and consumer Platinum money market accounts, consumer certificates of deposit, and in public funds deposits.

Nonperforming assets, including loans 90 days or more past due, totaled $4.6 million at March 31, 2008, as compared to the $3.0 million at December 31, 2007.  As a percentage of total assets, nonperforming assets were 0.49% and 0.35% for March 31, 2008 and December 31, 2007, respectively.  Net charge-offs to total loans were 0.12% for the first quarter of 2008.  As a percentage of total loans, the allowance for loan losses for the quarters ended March 31, 2008 and 2007 was 1.08% and 0.96%, respectively.

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

The Company’s net interest margin on a taxable-equivalent basis, which is net interest income as a percentage of average earning assets, was 4.88% for the three months ended March 31, 2008, up 3 basis points from 4.85% for the three months ended March 31, 2007.  Tables 1 and 2 following this discussion analyze the changes in taxable-equivalent net interest income for the three months ended March 31, 2008 and 2007.

Taxable-equivalent net interest income totaled $9,707,000 for the first quarter of 2008, an increase of 10.8%, or $950,000, from the $8,757,000 reported for the first quarter of 2007.  The improvement in net interest income resulted primarily from an increase of $68.4 million in average earning assets.  Total taxable-equivalent interest income from earning assets increased $884,000 for the first quarter of 2008 compared to 2007.  The increase in taxable-equivalent interest income was primarily due to a $68.9 million increase in average loan volume, partially offset by a 43 basis point decrease in the average yield on loans, from 8.91% to 8.48%.

The taxable-equivalent yield on investment securities increased 21 basis points, from 4.93% to 5.14% in quarterly comparison, while the average volume decreased $5.9 million from the first quarter of 2008 to the same period in 2007.  A 235 basis point decrease in the yield on federal funds sold reduced interest income by $156,000 in quarterly comparison, despite a $5.4 million average volume increase in federal funds sold for the same period.  The yields on loans and overnight federal funds sold declined during the first quarter of 2008 as New York Prime (“Prime”) fell 200 basis points, from 7.25% at year-end 2007 to 5.25% at March 31, 2008, and the Federal Reserve Bank Target (“FRB Target”) rate was lowered to 2.25%.

Interest expense for the first quarter of 2008 decreased $66,000 in comparison to the first quarter of 2007.   A 49 basis point decrease in the average rate paid on interest-bearing liabilities lessened the impact of a $71.8 million increase in the average volume of interest-bearing liabilities in quarterly comparison.  The 49 basis point rate decrease reflects rate adjustments made in the first quarter of 2008 in response to the
200 basis point decreases in Prime and the 225 basis point decrease in FRB Target rates.  The increase in interest-bearing liabilities was primarily in commercial and consumer Platinum money market deposits, consumer certificates of deposit and public funds deposits.

The average volume of federal funds purchased and securities sold under repurchase agreements increased $21.8 million in quarterly comparison primarily due to a $12.5 million repurchase agreement entered into in July of 2007 with Citigroup Global Markets, Inc. (“CGMI”).  The repurchase agreement provided low cost funding to meet liquidity demands in the third quarter of 2007.  Under the terms of the repurchase agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI on August 9, 2008, or every quarterly period thereafter.

The average rate paid on the Company’s junior subordinated debentures decreased 46 basis points from first quarter of 2007 to first quarter of 2008 on the $8.2 million of such debentures issued in the fourth quarter of 2004.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at March 31, 2008 was 5.04%.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.  In February 2001, the Company issued $7.2 million of junior subordinated debentures.  The debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended March 31,
	2008			2007
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities and interest bearing deposits[1]
Taxable	$79,211	$960	4.85%	$85,373	$981	4.60%
Tax exempt[2]	108,933	1,474	5.41%	109,859	1,435	5.22%
Other investments	3,693	31	3.36%	2,511	22	3.50%
Total investments	191,837	2,465	5.14%	197,743	2,438	4.93%
Federal funds sold and securities purchased under agreements to resell	38,970	274	2.78%	33,550	430	5.13%
Loans
Commercial and real estate	456,435	9,419	8.30%	395,224	8,721	8.95%
Installment	112,719	2,587	9.23%	105,047	2,272	8.77%
Total loans[3]	569,154	12,006	8.48%	500,271	10,993	8.91%
Total earning assets	799,961	14,745	7.41%	731,564	13,861	7.68%
Allowance for loan losses	(5,531)			(4,949)
Nonearning assets	89,728			76,843
Total assets	$884,158			$803,458

Liabilities and stockholders’ equity
NOW, money market, and savings	$450,702	$2,929	2.61%	$419,573	$3,469	3.35%
Certificates of deposits	141,073	1,549	4.42%	122,235	1,213	4.02%
Total interest bearing deposits	591,775	4,478	3.04%	541,808	4,682	3.50%
Federal funds purchased and securities sold under repurchase agreements	26,150	212	3.21%	4,346	49	4.51%
FHLB advances	1,663	16	3.81%	1,593	27	6.78%
Junior subordinated debentures	15,465	332	8.49%	15,465	346	8.95%
Total interest bearing liabilities	635,053	5,038	3.19%	563,212	5,104	3.68%

Demand deposits	174,109			176,000
Other liabilities	5,095			3,874
Stockholders’ equity	69,901			60,372
Total liabilities and stockholders’ equity	$884,158			$803,458

Net interest income and net interest spread		$9,707	4.22%		$8,757	4.01%
Net yield on interest earning assets			4.88%			4.85%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $433,000 for 2008 and $419,000 for 2007 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $929,000 for 2008 and $778,000 for 2007.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended March 31, 2008 compared to March 31, 2007
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities and interest bearing deposits
Taxable	$(21)	$(73)	$52
Tax exempt	39	(12)	51
Other investments	9	10	(1)
Federal funds sold and securities purchased under agreement to resell	(156)	61	(217)
Loans, including fees	1,013	1,469	(456)
Total	$884	$1,455	$(571)

Interest paid on:
Interest bearing deposits	$(204)	$410	$(614)
Federal funds purchased and securities sold under repurchase agreements	163	181	(18)
FHLB advances	(11)	1	(12)
Junior subordinated debentures	(14)	-	(14)
Total	$(66)	$592	$(658)

Taxable-equivalent net interest income	$950	$863	$87

Non-Interest Income

Non-interest income for the first quarter of 2008 totaled $3.6 million an increase of $320,000, or 9.9%, from $3.3 million for the first quarter of 2007.  The increase resulted primarily from a $115,000 increase in debit card and ATM transaction fee income due to a higher volume of transactions processed.  Additionally, a one-time payment totaling $131,000 was received from VISA during the first quarter 2008.  The one-time payment was related to VISA’s redemption of a portion of its Class B shares outstanding in connection with its initial public offering.

Non-interest Expenses

Non-interest expenses increased $1.2 million in quarterly comparison, primarily due to increased salaries and benefits costs and occupancy expenses.  Salaries and benefits costs increased $391,000 as the number of full-time equivalent employees increased from 387 at March 31, 2007, to 423 at March 31, 2008, due to franchise expansion and recruitment of talented leaders to support corporate growth initiatives.  Occupancy expenses increased $378,000, primarily in lease expense and depreciation expenses on fixed assets.  Additional increases were recorded in marketing expense, data processing expense, education and travel costs and other growth-related expenses.

Analysis of Statement of Condition

Consolidated assets totaled $937.0 million at March 31, 2008, up $83.0 million from $854.0 million at December 31, 2007 due to growth in federal funds sold, which was the direct result of an increase in deposits.  Deposits totaled $818.0 million at the end of the first quarter of 2008, an increase of $84.5 million from $733.5 million at December 31, 2007.  Deposit growth occurred primarily in commercial Platinum money market accounts, reflecting significant liquidity held by oil-related companies within the Company’s markets.  Additionally, increases were noted in public funds deposits, consumer Platinum money market deposits and consumer Certificates of Deposits (“CDs”).  The growth in CDs resulted from special promotions held in conjunction with grand opening events for newly constructed retail offices.  The special promotions offered short-term CDs at competitive rates within the selected markets for a limited time.

Loans totaled $569.7 million at March 31, 2008 compared to $569.5 million at December 31, 2007.  Decreased loan demand combined with an increased volume of loans paid off during the quarter, held the loan portfolio flat over the first three months of 2008, as reflected in Table 3 below.

Table 3 Composition of Loans (in thousands)
	March 31, 2008	December 31, 2007
Commercial, financial, and agricultural	$181,540	$187,544
Lease financing receivable	7,115	8,089
Real estate – mortgage	205,875	204,291
Real estate – construction	86,998	80,864
Installment loans to individuals	87,347	87,775
Other	870	942
Total loans	$569,745	$569,505

Within the $205.9 million real estate mortgage portfolio at March 31, 2008, $128.5 million represented loans secured by commercial real estate, 79% of which was owner-occupied.  Of the $77.4 million in real estate mortgage loans secured by 1-4 family residential properties, 76% represented loans secured by first liens. Within the $87.0 million real estate construction portfolio, 83% represented commercial construction and land development and 17% represented residential construction and consumer property.  Management believes the Company’s risk within the real estate and construction portfolios is diversified throughout its markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at March 31, 2008.

Securities available-for-sale totaled $181.6 million at March 31, 2008, up $166,000 from $181.5 million at December 31, 2007. The portfolio of securities held-to-maturity decreased $1.0 million, from $10.7 million at December 31, 2007 to $9.7 million at March 31, 2008, due to maturities and calls within that portfolio.  Other investments decreased $467,000 from year-end 2007 due to the redemption of FHLB stock required with the decrease in borrowings under FHLB advances.

Liquidity

Liquidity is the availability of funds to meet operational cash flow requirements and to meet contractual obligations as they become due.  The Bank’s primary liquidity needs involve its ability to accommodate customers’ demands for deposit withdrawals as well as their requests for credit.  Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Bank.  Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  The Bank’s core deposits are its most stable and important source of funding.  Further, the low variability of the core deposit base lessens the need for liquidity.  Cash deposits at other banks, federal funds sold, principal payments received on loans and mortgage-backed securities, and maturities of investment securities provide additional primary sources of asset liquidity for the Bank.  The Bank also has significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks.  At March 31, 2008, the Bank did not have any borrowings with the FHLB or a correspondent bank.

At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and to pay dividends on common stock.  An $8.2 million issuance of junior subordinated debentures was completed on September 20, 2004, the proceeds of which were used to partially fund the Lamar Bancshares acquisition.  The parent company previously issued $7.2 million in junior subordinated debentures in February 2001.  Dividends from the Bank primarily provide liquidity for the parent company.  As a publicly traded company, the parent company also has the ability to issue other securities instruments to provide funds as needed for operations and future growth.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At March 31, 2008, the Company and the Bank were in compliance with statutory minimum capital requirements and was classified as “well capitalized”.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of March 31, 2008, the Company’s leverage ratio was 8.44%, Tier 1 capital to risk-weighted assets was 11.07% and total capital to risk-weighted assets was 11.99%.  The Bank had a leverage capital ratio of 8.32% at March 31, 2008.

Asset Quality

Credit Risk Management

The Company manages its credit risk by observing written, board approved policies that govern all underwriting activities.  The credit risk management program requires that each individual loan officer review his or her portfolio on a scheduled basis and assign recommended credit ratings on each loan.  These efforts are supplemented by internal ireviews and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, bank concentrations are monitored and reported to the Board of Directors quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.

Nonperforming Assets and Allowance for Loan Losses

Table 4 summarizes the Company's nonperforming assets for the quarters ending March 31, 2008 and 2007, and December 31, 2007.

Table 4 Nonperforming Assets and Loans Past Due 90 Days or More (in thousands)
	March 31, 2008	March 31, 2007	December 31, 2007
Nonaccrual loans	$1,899	$1,574	$1,602
Loans past due 90 days and over	2,275	481	980
Total nonperforming loans	4,174	2,055	2,582
Other real estate owned	143	158	143
Other foreclosed assets	315	58	280
Total nonperforming assets	$4,632	$2,271	$3,005

Nonperforming assets to total assets	0.49%	0.28%	0.35%
Nonperforming assets to total loans + OREO + other foreclosed assets	0.81%	0.44%	0.53%
ALL to nonperforming assets	132.34%	215.76%	186.76%
ALL to nonperforming loans	146.86%	238.44%	217.35%
ALL to total loans	1.08%	0.96%	0.99%

Quarter-to-date charge-offs	$691	$95	$218
Quarter-to-date recoveries	9	18	8
Quarter-to-date net charge-offs	$682	$77	$210
Net QTD charge-offs to total loans	0.12%	0.02%	0.04%

At March 31, 2008, nonperforming assets, including loans past due 90 days and over, totaled $4.6 million, or 0.49% of total assets, as compared to the $2.3 million, or 0.28% of total assets, recorded at March 31, 2007.  The increase in non-performing assets in prior year comparison resulted primarily from an increase of $1.8 million in loans past due 90 days and over and an increase in nonaccrual loans of $325,000.

Of the $2.3 million in loans past due 90 days and over at March 31, 2008, one loan totaling $674,000 has been renewed and one loan totaling $87,000 has been paid off.  Of the remaining $1.5 million in loans past due 90 days or more, approximately $1.0 million represents two commercial credits.  Of the $1.9 million in nonaccrual loans, approximately $800,000 is expected to be returned to accrual status or to be paid off in the second quarter of 2008.

Allowance coverage for nonperforming loans was 146.86% at March 31, 2008, compared to 238.44% at March 31, 2007.  Net quarter-to-date charge-offs were 0.12% of total loans for the first quarter 2008 compared to 0.02 % the first quarter of 2007.  The increase resulted primarily from $353,000 in indirect auto loans charged-off due to fraudulent activity and a $232,000 commercial loan charged-off in the first quarter of 2008.  Management’s most recent analysis of the ALL indicated that the ALL to total loans ratio of 1.08% was appropriate at March 31, 2008.

Specific reserves have been established in the ALL to cover probable losses on nonperforming assets.  The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.  Management believes the $6.1 million in the allowance as of March 31, 2008 is sufficient to cover probable losses in nonperforming assets and in the loan portfolio.

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

There have been no significant changes from the information regarding market risk disclosed under the heading “Interest Rate Sensitivity” in the Company’s Annual Report for the year ended December 31, 2007.

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

During the first quarter of 2008, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the quarter ended March 31, 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan[4]	Maximum Number of Shares That May Yet be Purchased Under the Plan[4]
January 2008	2,958	$22.19	2,958	188,342
February 2008	8,355	$22.50	8,355	179,987
March 2008	1,782	$18.75	1,782	178,205

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits

Exhibit Number                                                      Document Description

31.1	Certification pursuant to Exchange Act Rules 13(a) – 15(e)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 15(e)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports Filed on Form 8-K
A press release regarding the Company’s earnings for the quarter ended March 31, 2008 was attached as Exhibit 99.1 to the Form 8-K filed on April 24, 2008.

4 Under a share repurchase program approved by the Company’s Board of Directors on November 13, 2002, the Company can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions.  The repurchase program does not have an expiration date.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: May 8, 2008
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO

/s/ J. E. Corrigan, Jr.
J. E. Corrigan, Jr., Executive Vice President/CFO