Form 10-Q
period 2008-07-31
MIDSOUTH BANCORP INC
filed 2008-08-08
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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
YES   ☒   NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐                                                      Accelerated filer ☒                                           Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☒

As of July 31, 2008, there were 6,620,361 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

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
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits.
Signatures

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
	June 30, 2008 (unaudited)	December 31, 2007 (audited)
Assets
Cash and due from banks	$30,296,998	$25,419,029
Interest-bearing deposits in other banks	19,051,926	53,499
Federal funds sold	25,212,184	5,400,000
Securities available-for-sale, at fair value (cost of $210,776,513 at June 30, 2008 and $180,220,461 at December 31, 2007)	211,092,978	181,452,189
Securities held-to-maturity (estimated fair value of $7,994,749 at June 30, 2008 and $10,974,266 at December 31, 2007)	7,783,116	10,745,947
Other investments	4,613,263	4,020,537
Time deposits in other banks	15,000,000	-
Loans, net of allowance for loan losses of $6,285,830 at June 30, 2008 and $5,611,582 at December 31, 2007	560,800,993	563,893,656
Accrued interest receivable	5,215,382	5,748,784
Bank premises and equipment, net	40,374,780	39,229,018
Goodwill and intangibles	9,677,640	9,759,295
Cash surrender value of life insurance	4,298,860	4,219,117
Other assets	4,438,901	4,114,983
Total assets	$937,857,021	$854,056,054

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$182,219,707	$182,588,179
Interest bearing	627,863,420	550,928,818
Total deposits	810,083,127	733,516,997
Securities sold under repurchase agreements	37,163,173	26,316,572
Federal Home Loan Bank advances	-	4,400,000
Accrued interest payable	1,172,609	1,314,110
Junior subordinated debentures	15,465,000	15,465,000
Other liabilities	4,200,426	4,574,495
Total liabilities	868,084,335	785,587,174
Stockholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.10 par value- 10,000,000 shares authorized; 6,788,884 and 6,722,993 issued and 6,620,361 and 6,576,165 outstanding at June 30, 2008 and December 31, 2007, respectively	678,888	672,299
Capital surplus	52,050,334	51,326,349
Unearned ESOP shares	(72,042)	(132,708)
Accumulated other comprehensive income	208,867	812,941
Treasury stock- 168,523 shares at June 30, 2008 and 146,828 shares at December 31, 2007, at cost	(3,504,626)	(3,040,489)
Retained earnings	20,411,265	18,830,488
Total stockholders’ equity	69,772,686	68,468,880
Total liabilities and stockholders’ equity	$937,857,021	$854,056,054

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$11,202,165	$11,984,285	$23,208,218	$22,978,150
Securities and other investments
Taxable	1,229,491	1,055,836	2,189,788	2,036,372
Nontaxable	1,029,067	1,044,546	2,069,741	2,060,684
Federal funds sold	366,140	217,923	671,149	669,395
Total interest income	13,826,863	14,302,590	28,138,896	27,744,601

Interest expense:
Deposits	3,530,437	4,600,338	8,008,038	9,282,568
Securities sold under repurchase agreements, federal funds purchased and advances	167,415	116,982	395,663	192,703
Junior subordinated debentures	289,809	347,724	622,118	693,893
Total interest expense	3,987,661	5,065,044	9,025,819	10,169,164

Net interest income	9,839,202	9,237,546	19,113,077	17,575,437
Provision for loan losses	855,000	350,000	2,055,000	350,000
Net interest income after provision for loan losses	8,984,202	8,887,546	17,058,077	17,225,437

Non-interest income:
Service charges on deposits	2,562,577	2,489,392	4,932,438	4,795,575
Credit life insurance	32,654	59,361	69,870	95,872
Other charges and fees	1,208,959	1,141,300	2,389,522	2,061,685
Total non-interest income	3,804,190	3,690,053	7,391,830	6,953,132

Non-interest expenses:
Salaries and employee benefits	5,199,308	4,714,570	10,377,250	9,501,134
Occupancy expense	2,047,975	1,615,685	3,997,958	3,187,187
Other	3,846,160	2,915,161	7,011,664	5,636,145
Total non-interest expenses	11,093,443	9,245,416	21,386,872	18,324,466

Income before income taxes	1,694,949	3,332,183	3,063,035	5,854,103
Provision for income taxes	277,340	837,284	446,078	1,412,961

Net earnings	$1,417,609	$2,494,899	$2,616,957	$4,441,142

Earnings per share:
Basic	$0.22	$0.38	$0.40	$0.68
Diluted	$0.21	$0.38	$0.39	$0.67

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Six Months Ended June 30, 2008
	Common Stock				Accumulated Other
	Shares	Amount	Capital Surplus	Unearned ESOP Shares	Comprehensive Income	Treasury Stock	Retained Earnings	Total
Balance- January 1, 2008	6,722,993	$672,299	$51,326,349	$(132,708)	$812,941	$(3,040,489)	$18,830,488	$68,468,880
Cumulative-effect adjustment for the adoption of EITF 06-4	-	-	-	-	-	-	(114,954)	(114,954)
Net earnings	-	-	-	-	-	-	2,616,957	2,616,957
Comprehensive income:
Net change in unrealized losses on securities available-for-sale, net of taxes	-	-	-	-	(604,074)	-	-	(604,074)
Comprehensive income								2,012,883
Cash dividends on common stock, $0.14 per share	-	-	-	-	-	-	(921,226)	(921,226)
Exercise of stock options	65,891	6,589	469,383	-	-	-	-	475,972
Tax benefit resulting from exercise of stock options	-	-	202,120	-	-	-	-	202,120
Purchase of treasury stock	-	-	-	-	-	(464,137)	-	(464,137)
ESOP compensation expense	-	-	18,000	60,666	-	-	-	78,666
Stock option expense	-	-	34,482	-	-	-	-	34,482
Balance- June 30, 2008	6,788,884	$678,888	$52,050,334	$(72,042)	$208,867	$(3,504,626)	$20,411,265	$69,772,686

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Six Months Ended June 30, 2007
	Common Stock				Accumulated Other
	Shares	Amount	Capital Surplus	Unearned ESOP Shares	Comprehensive Income	Treasury Stock	Retained Earnings	Total
Balance- January 1, 2007	6,673,743	$667,374	$50,500,162	$(251,259)	$(858,133)	$(2,518,411)	$12,203,743	$59,743,476
Net earnings	-	-	-	-	-	-	4,441,142	4,441,142
Comprehensive income:
Net change in unrealized losses on securities available-for-sale, net of taxes	-	-	-	-	(1,017,853)	-	-	(1,017,853)
Comprehensive income								3,423,289
Cash dividends on common stock, $0.12 per share	-	-	-	-	-	-	(749,192)	(749,192)
Exercise of stock options	39,516	3,952	183,314	-	-	-	-	187,266
Tax benefit resulting from exercise of stock options	-	-	109,221	-	-	-	-	109,221
Purchase of treasury stock	-	-	-	-	-	(186,736)	-	(186,736)
ESOP compensation expense	-	-	62,500	58,406	-	-	-	120,906
Stock option expense	-	-	49,098	-	-	-	-	49,098
Balance- June 30, 2007	6,713,259	$671,326	$50,904,295	$(192,853)	$(1,875,986)	$(2,705,147)	$15,895,693	$62,697,328

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$2,616,957	$4,441,142
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,580,784	1,366,041
Provision for loan losses	2,055,000	350,000
Deferred income tax benefit	(282,100)	(206,973)
Amortization of premiums on securities, net	176,638	309,072
Net loss (gain) on sale of premises and equipment	193,071	(4,833)
Net loss on sale of other real estate owned	-	20,274
Impairment on premises and equipment	-	13,637
Stock option compensation expense	34,482	49,098
Change in accrued interest receivable	533,402	(185,214)
Change in accrued interest payable	(141,501)	(95,111)
Other, net	(17,088)	371,623
Net cash provided by operating activities	6,749,645	6,428,756

Cash flows from investing activities:
Net increase in interest earning deposits in other banks	(15,000,000)	-
Proceeds from maturities and calls of securities available-for-sale	35,880,940	15,788,135
Proceeds from maturities and calls of securities held-to-maturity	2,968,725	3,777,200
Proceeds from other investments	1,158,900	-
Purchases of securities available-for-sale	(66,619,110)	(22,600,250)
Purchases of other investments	(1,752,040)	(525,425)
Loan originations, net of repayments	1,098,329	(46,739,120)
Purchase of premises and equipment	(2,844,103)	(4,192,460)
Proceeds from sale of premises and equipment	6,141	55,085
Proceeds from sales of other real estate owned	-	347,716
Net cash used in investing activities	(45,102,218)	(54,089,119)

Cash flows from financing activities:
Change in deposits	76,566,130	712,749
Change in repurchase agreements	10,846,601	1,036,863
Change in federal funds purchased	-	15,300,000
Proceeds from FHLB advances	19,100,000	12,288,000
Repayments of FHLB advances	(23,500,000)	(13,013,000)
Purchase of treasury stock	(464,137)	(186,736)
Payment of dividends on common stock	(1,185,533)	(937,612)
Proceeds from exercise of stock options	475,972	187,266
Excess tax benefit from stock option exercises	202,120	109,221
Net cash provided by financing activities	82,041,153	15,496,751

Net increase (decrease) in cash and cash equivalents	43,688,580	(32,163,612)

Cash and cash equivalents, beginning of period	30,872,528	57,404,341

Cash and cash equivalents, end of period	$74,561,108	$25,240,729

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
June 30, 2008
(Unaudited)

1.           Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of June 30, 2008 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report and Form 10-K.

The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net earnings and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. The Company does not expect the adoption of SFAS No. 160 to have any impact on its financial position, results of operation, and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of derivative instruments and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The statement provides only for enhanced disclosures.  The Company does not participant in derivative instruments or hedging activities. Therefore, adoption will have no impact on our financial position, results of operations, and cash flows.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2008.  The reclassifications had no impact on stockholders’ equity or net earnings.

2.           Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$6,130	$4,900	$5,612	$4,977
Provision for loan losses	855	350	2,055	350
Recoveries	76	24	85	42
Loans charged-off	(626)	(92)	(1,317)	(187)
Reclassifications	(149)	-	(149)	-
Balance, end of period	$6,286	$5,182	$6,286	$5,182

In the second quarter of 2008, approximately $149,000 of the allowance for loan loss was identified as a reserve for unfunded loan commitments.  The reserve was classified as a liability in accordance with SFAS No. 5, Accounting for Contingencies, in the same period.

3.           Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings	$1,418	$2,495	$2,617	$4,441
Weighted average number of common shares outstanding used in computation of basic earnings per common share	6,607	6,571	6,597	6,563
Effect of dilutive securities: Stock options	53	76	54	81
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	6,660	6,647	6,651	6,644

Options on 30,844 shares of common stock were not included in computing diluted EPS because the effect of these shares was anti-dilutive.

4.           Declaration of Dividends

On January 28, 2008, the Company declared a $0.07 per share quarterly dividend for holders of record on March 12, 2008.  The second quarter $0.07 per share dividend was declared on April 17, 2008 for shareholders of record on June 16, 2008.

5.           Deferred Compensation and Postretirement Benefits

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on the issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”).  The issue was ratified by FASB on March 28, 2007.  Entities affected by this issue purchase life insurance on “key” employees, which extend into the individual’s retirement period.  The issue requires affected entities to recognize a liability for future benefits based on the substantive agreement with the employee.  EITF 06-4 is effective for all financial statements issued for fiscal years beginning after December 15, 2007.  This issue was applied through a cumulative-effect adjustment to retained earnings as of January 1, 2008 in the amount of $114,954.

6.           Fair Value Measurement

Effective January 1, 2008, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) and SFAS No. 159 The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company did not elect to apply the fair value measurement option for any of its financial instruments.

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

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

			Fair Value Measurements at June 30, 2008 using:
Description	Total Carrying Amount in Statement of Financial Position at June 30, 2008	Assets / Liabilities Measured at Fair Value at June 30, 2008	Level 1	Level 2	Level 3
Available-for-sale securities	$211,093	$211,093	$132	$210,961	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (“the Company") is a bank holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly-owned subsidiary bank MidSouth Bank, N.A (“the Bank”).  MidSouth Bank, N.A. offers complete banking services to commercial and retail customers in south Louisiana and southeast Texas with 35 locations and more than 170 ATMs.  The Company is community oriented and focuses primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

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

•	increased competition for deposits and loans which could affect rates and terms;
•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;
•	a deviation in actual experience from the underlying assumptions used to determine and establish the Allowance for Loan Losses (“ALL”);
•	changes in the availability of funds resulting from reduced liquidity or increased costs;
•	the timing and impact of future acquisitions, the success or failure of integrating operations, and the ability to capitalize on growth opportunities upon entering new markets;
•	the ability to acquire, operate, and maintain effective and efficient operating systems;
•	increased asset levels and changes in the composition of assets that would impact capital levels and regulatory capital ratios;
•	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;
•	changes in government regulations and accounting principles, policies, and guidelines applicable to financial holding companies and banking; and
•	acts of terrorism, weather, or other events beyond the Company’s control.

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

A third critical accounting policy relates to stock-based compensation.  SFAS No. 123R requires that stock based compensation transactions be recognized as compensation expense in the statement of earnings based on the fair market value on the date of the grant.  SFAS No. 123R further requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.  The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions.  The Company recognized stock option expense of $34,482, for the grant-date fair value of stock options vested in the six months ended June 30, 2008.  The Company did not grant any new stock options in the second quarter of 2008.

Results of Operations

The Company reported earnings of $1,418,000 for the second quarter ended June 30, 2008, a decrease of 43.2% over earnings of $2,495,000 reported for the second quarter of 2007.  Diluted earnings per share for the second quarter of 2008 were $0.21 per share, a decrease of 44.7% over the $0.38 per share for the second quarter of 2007.

For the six months ended June 30, 2008, earnings totaled $2,617,000, a 41.1% decrease from earnings of $4,441,000 for the first six months of 2007.  Diluted earnings per share were $0.39 for the first six months of 2008, compared to $0.67 for the first six months of 2007.

Second quarter 2008 earnings were impacted by an $855,000 provision for loan losses, compared to $350,000 in the second quarter of 2007.  Continued liquidity concerns for real estate related credits and uncertainty in the real estate market prompted the increase in the allowance for loan losses.  General market conditions and concern for borrower deterioration was reflected in an increase of $1.5 million in nonaccrual loans for the second quarter of 2008 compared to the second quarter of 2007.  Total non-performing assets to total assets were 0.37% for the second quarter of 2008, compared to 0.21% for the second quarter of 2007.

Second quarter 2008 results were positively impacted by a lower effective tax rate of approximately 16.34% that reduced income tax expense by $560,000 compared to the second quarter of 2007, which had an effective tax rate of 25.12%.  The lower effective tax rate resulted from decreased earnings due to the $855,000 provision for loan losses combined with sustained interest income from tax exempt municipal securities within the investment portfolio.

Quarterly revenues for the Company, defined as net interest income and non-interest income, increased $716,000, or 5.5%, for the second quarter of 2008 compared to the second quarter of 2007.   The improvement in revenues resulted primarily from an increase of $602,000 in net interest income, driven by a lower cost of interest-bearing liabilities.  Interest expense decreased $1,077,000 for the three months ended June 30, 2008, as compared to the same period ended June 30, 2007, as the Company adjusted deposit rates in response to the 225 basis point drop in the Federal Reserve target rate by the Federal Open Market Committee (“FOMC”) over the first six months of 2008.  Non-interest income increased $114,000 due to an increase in service charges on deposit accounts, including non-sufficient funds fees.  A $1,848,000 increase in non-interest expense attributed primarily to the investment in franchise expansion offset the improvement in revenues and the reduction in taxes.

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

Net interest income totaled $9,839,000 for the second quarter of 2008, an increase of 6.5%, or $602,000, from the $9,237,000 reported for the second quarter of 2007.   The improvement in net interest income was due primarily to a lower cost of average interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 122 basis points, from 3.56% for the second quarter of 2007 to 2.34% for the second quarter of 2008.  The rate decrease was primarily attributable to a 115 basis point decrease in the cost of interest-bearing deposits, from 3.38% to 2.23%, as rates were lowered in response to FOMC cuts.

Interest income on earning assets decreased $475,000 in quarterly comparison as the average earning asset taxable equivalent yield dropped 130 basis points, from 7.94% at June 30, 2007 to 6.64% at June 30, 2008.  Interest income on loans decreased $783,000 in quarterly comparison, as loan rates adjusted to reductions in the Prime rate and dropped 113 basis points to 7.99% at June 30, 2008, offsetting the impact of a $36.8 million increase in the average loan volume.  Additionally, the influx of deposits combined with weak loan volume resulted in a $49.4 million increase in the average volume of federal funds sold and a $29.1 million increase in other interest-earning assets with yields of 2.05% and 2.55%, respectively.

Interest expense for the second quarter of 2008 decreased $1,077,000 in comparison to the first quarter of 2007.  Lower average rates paid on interest-bearing liabilities lessened the impact of a $116.6 million increase in the average volume of interest-bearing liabilities in quarterly comparison.  The increase in interest-bearing liabilities was primarily in commercial Platinum money market deposits and in certificates of deposit.   The combination of the higher volume of overnight and short-term earning assets, combined with the decreased loan yields and increased volume of interest-bearing liabilities, resulted in a 43 basis point decline in the taxable equivalent net interest margin.  The margin fell to 4.78% for the second quarter of 2008, from 5.21% for the second quarter of 2007.

The average volume of federal funds purchased and securities sold under repurchase agreements increased $24.7 million in quarterly comparison primarily due to a $12.5 million repurchase agreement entered into in July of 2007 with Citigroup Global Markets, Inc. (“CGMI”).  The repurchase agreement provided low cost funding to meet liquidity demands in the third quarter of 2007.  Under the terms of the repurchase agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI on August 9, 2008, or every quarterly period thereafter.

The average rate paid on the Company’s junior subordinated debentures decreased 148 basis points from second quarter of 2007 to second quarter of 2008 on the $8.2 million of such debentures issued in the fourth quarter of 2004.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate was 5.30% and 7.86% at June 30, 2008 and 2007, respectively.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.  In February 2001, the Company issued $7.2 million of junior subordinated debentures.  The debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.

Net interest income increased $1,538,000, or 8.8%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The increase resulted primarily from a $1,275,000 decrease in interest paid on interest-bearing deposits in six months comparison.  The average rate paid on interest-bearing deposits decreased 82 basis points, from 3.44% at June 30, 2007 to 2.62% at June 30, 2008.  Additionally, a $52.8 million increase in the average volume of loans in six months comparison offset a 78 basis point reduction in the average yield on loans to improve interest income by $230,000.  Despite improved net interest income, the Company’s taxable equivalent net interest margin declined 21 basis points, from 5.03% at June 30, 2007 to 4.82% at June 30, 2008, primarily due to changes in the mix of earning assets.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended June 30,
	2008			2007
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities and interest-bearing deposits[1]
Taxable	$95,039	$1,044	4.39%	$88,436	$1,055	4.77%
Tax exempt[2]	106,791	1,458	5.46%	111,606	1,477	5.29%
Other investments	4,283	32	2.99%	2,544	23	3.62%
Total investments	206,113	2,534	4.92%	202,586	2,555	5.04%
Federal funds sold and securities purchased under agreements to resell	64,536	334	2.05%	15,088	195	5.11%
Loans
Commercial and real estate	451,181	8,753	7.80%	419,343	9,624	9.21%
Installment	112,462	2,449	8.76%	107,471	2,361	8.81%
Total loans[3]	563,643	11,202	7.99%	526,814	11,985	9.12%
Other earning assets	29,174	185	2.55%	49	1	5.25%
Total earning assets	863,466	14,255	6.64%	744,537	14,736	7.94%
Allowance for loan losses	(5,767)			(4,908)
Nonearning assets	88,306			76,913
Total assets	$946,005			$816,542

Liabilities and stockholders’ equity
NOW, money market, and savings	$493,266	$2,026	1.65%	$426,320	$3,370	3.17%
Certificates of deposits	143,845	1,505	4.21%	118,764	1,230	4.15%
Total interest-bearing deposits	637,111	3,531	2.23%	545,084	4,600	3.38%
Federal funds purchased and securities sold under repurchase agreements	33,907	167	1.95%	9,228	116	4.97%
FHLB advances	-	-	-	108	1	3.66%
Junior subordinated debentures	15,465	290	7.42%	15,465	348	8.90%
Total interest-bearing liabilities	686,483	3,988	2.34%	569,885	5,065	3.56%

Demand deposits	183,674			179,991
Other liabilities	5,027			4,228
Stockholders’ equity	70,821			62,438
Total liabilities and stockholders’ equity	$946,005			$816,542

Net interest income and net interest spread		$10,267	4.30%		$9,671	4.38%
Net yield on interest earning assets			4.78%			5.21%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $428,000 for 2008 and $434,000 for 2007 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $975,000 for 2008 and $941,000 for 2007.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Six Months Ended June 30,
	2008			2007
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities and interest-bearing deposits[4]
Taxable	$86,932	$2,002	4.61%	$86,878	$2,034	4.68%
Tax exempt[5]	107,862	2,932	5.44%	110,736	2,913	5.26%
Other investments	3,988	63	3.16%	2,528	44	3.48%
Total investments	198,782	4,997	5.03%	200,142	4,991	4.99%
Federal funds sold and securities purchased under agreements to resell	54,216	608	2.22%	24,268	625	5.12%
Loans
Commercial and real estate	453,808	18,172	8.05%	407,350	18,319	9.07%
Installment	112,591	5,036	8.99%	106,266	4,659	8.84%
Total loans[6]	566,399	23,208	8.24%	513,616	22,978	9.02%
Other earning assets	14,780	187	2.54%	60	2	5.02%
Total earning assets	834,177	29,000	6.99%	738,086	28,596	7.81%
Allowance for loan losses	(5,649)			(4,929)
Nonearning assets	89,017			76,904
Total assets	$917,545			$810,061

Liabilities and stockholders’ equity
NOW, money market, and savings	$471,984	$4,955	2.11%	$422,965	$6,839	3.26%
Certificates of deposits	142,459	3,053	4.31%	120,490	2,444	4.09%
Total interest-bearing deposits	614,443	8,008	2.62%	543,455	9,283	3.44%
Securities sold under repurchase agreements and federal funds purchased	32,491	379	2.31%	6,800	165	4.83%
FHLB advances	831	16	3.81%	847	28	6.58%
Junior subordinated debentures	15,465	623	7.97%	15,465	693	8.91%
Total interest-bearing liabilities	663,230	9,026	2.74%	566,567	10,169	3.62%

Demand deposits	178,891			178,038
Other liabilities	5,063			4,045
Stockholders’ equity	70,361			61,411
Total liabilities and stockholders’ equity	$917,545			$810,061

Net interest income and net interest spread		$19,974	4.25%		$18,427	4.19%
Net yield on interest earning assets			4.82%			5.03%

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended June 30, 2008 Compared to June 30, 2007
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities and interest-bearing deposits
Taxable	$(11)	$76	$(87)
Tax exempt	(19)	(65)	46
Other investments	9	14	(5)
Federal funds sold and securities purchased under agreement to resell	139	313	(174)
Loans, including fees	(783)	799	(1,582)
Other earning assets	184	185	(1)
Total	$(481)	$1,322	$(1,803)

Interest paid on:
Interest-bearing deposits	$(1,069)	$688	$(1,757)
Federal funds purchased and securities sold under repurchase agreements	51	158	(107)
FHLB advances	(1)	-	(1)
Junior subordinated debentures	(58)	-	(58)
Total	$(1,077)	$846	$(1,923)

Taxable-equivalent net interest income	$596	$476	$120

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Six Months Ended June 30, 2008 Compared to June 30, 2007
	Total Increase	Change Atrributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities and interest-bearing deposits
Taxable	$(32)	$1	$(33)
Tax exempt	19	(77)	96
Other investments	19	23	(4)
Federal funds sold and securities purchased under agreement to resell	(17)	475	(492)
Loans, including fees	230	2,255	(2,025)
Other earning assets	185	186	(1)
Total	$404	$2,863	$(2,459)

Interest paid on:
Interest-bearing deposits	$(1,275)	$1,111	$(2,386)
Federal funds purchased and securities sold under repurchase agreements	214	342	(128)
FHLB advances	(12)	(1)	(11)
Junior subordinated debentures	(70)	-	(70)
Total	$(1,143)	$1,452	$(2,595)

Taxable-equivalent net interest income	$1,547	$1,411	$136

4 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

5 Interest income of $862,000 for 2008 and $852,000 for 2007 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

6 Interest income includes loan fees of $1,903,000 for 2008 and $1,719,000 for 2007.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Non-Interest Income

Non-interest income for the second quarter of 2008 totaled $3.8 million, or 3.1% above the $3.7 million earned in the second quarter of 2007.  The increase in prior-year quarterly comparison resulted primarily from a $116,000 increase in debit card and ATM transaction fee income and a $71,000 increase in service charges on deposit accounts, primarily insufficient funds (“NSF”) income.  These increases were partially offset by a $69,000 decrease in mortgage processing fee income.

For the six months ended June 30, 2008, non-interest income increased $439,000, or 6.3%, above non-interest income earned for the six months ended June 30, 2007, primarily due to increases of $137,000 in service charges on deposit accounts, $232,000 in debit card and ATM transaction fee income, and the $131,000 one-time payment recorded from VISA.  The one-time payment received in the first quarter of 2008 was related to VISA’s redemption of a portion of its Class B shares outstanding in connection with its initial public offering.  These increases were partially offset by a $66,000 decrease in mortgage processing fee income.

Non-Interest Expenses

Non-interest expense increased $1.8 million in prior-year quarterly comparison and $3.0 million in year-to-date comparison, primarily due to increased salaries and benefits costs and occupancy expenses.  The number of full-time equivalent employees increased from 398 at June 30, 2007 to 425 at June 30, 2008 as a result of franchise expansion.  Additional increases were recorded in data processing expenses, professional fees, education and travel costs and other growth-related expenses.  Second quarter and year-to-date 2008 non-interest expenses also included $389,000 in conversion expenses related to the merger of the two banks held by the Company, which was incurred in the second quarter of 2008.  Additionally, the Company recorded $102,000 in additional losses on other assets repossessed and $90,000 in debit card fraud losses for the second quarter of 2008 in comparison to the same period of 2007.  Regulatory fees, primarily FDIC deposit insurance fees, increased $92,000 in quarterly comparison and $171,000 for the six months ended June 30, 2008 compared to the same period in 2007.

 Analysis of Statement of Condition

Consolidated assets totaled $937.9 million at June 30, 2008, up $83.9 million from $854.0 million at December 31, 2007 due to growth in investments, other interest-bearing deposits in banks and federal funds sold, which was the direct result of an increase in deposits.  Deposits totaled $810.1 million at the end of the second quarter of 2008, an increase of $76.6 million from $733.5 million at December 31, 2007.  Deposit growth occurred primarily in commercial Platinum money market accounts, reflecting significant liquidity held by oil-related companies within the Company’s markets.  Additionally, increases were noted in interest-bearing public funds deposits and consumer Certificates of Deposits (“CDs”).  The growth in CDs resulted from special promotions held in conjunction with grand opening events for newly constructed retail offices.  The special promotions offered short-term CDs at competitive rates within the selected markets for a limited time.

Loans totaled $567.1 million at June 30, 2008 compared to $569.5 million at December 31, 2007.  Decreased loan demand combined with an increased volume of loans paid off during the quarter, held the loan portfolio flat over the first six months of 2008, as reflected in Table 5 below.

Table 5 Composition of Loans (in thousands)
	June 30, 2008	December 31, 2007[7]
Commercial, financial, and agricultural	$184,930	$190,946
Lease financing receivable	5,883	8,089
Real estate – mortgage	220,556	216,305
Real estate – construction	65,985	65,448
Installment loans to individuals	88,737	87,775
Other	996	942
Total loans	$567,087	$569,505

Within the $220.6 million real estate mortgage portfolio at June 30, 2008, $148.4 million represented loans secured by commercial real estate, 74% of which was owner-occupied.  Real estate mortgage loans secured by 1-4 family residential properties represented $68.9 million, 77% represented loans secured by first liens. Another $3.3 million represented loans secured by farmland.  Within the $66.0 million real estate construction portfolio, 87% represented commercial construction and land development and 13% represented residential construction and consumer property.  Management believes the Company’s risk within the real estate and construction portfolios is diversified throughout its markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at June 30, 2008.

With deposit growth outpacing loan growth in the first six months of 2008, excess cash flows were invested in federal funds sold, investments, and deposits in other banks.  Securities available-for-sale totaled $211.1 million at June 30, 2008, up $29.6 million from $181.5 million at December 31, 2007. The portfolio of securities held-to-maturity decreased $2.9 million, from $10.7 million at December 31, 2007 to $7.8 million at June 30, 2008, due to maturities and calls within that portfolio.  Other investments increased $593,000 from year-end 2007 due to the purchase of a $1.1 million investment in the Senior Housing Crime Prevention Foundation.  The investment was offset by the redemption of FHLB stock required with the decrease in borrowings under FHLB advances.

Liquidity

Liquidity is the availability of funds to meet operational cash flow requirements and to meet contractual obligations as they become due.  The Bank’s primary liquidity needs involve its ability to accommodate customers’ demands for deposit withdrawals as well as their requests for credit.  Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Bank.  Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  The Bank’s core deposits are its most stable and important source of funding.  Further, the low variability of the core deposit base lessens the need for liquidity.  Cash deposits at other banks, federal funds sold, principal payments received on loans and mortgage-backed securities, and maturities of investment securities provide additional primary sources of asset liquidity for the Bank.  The Bank also has significant borrowing capacity with the FHLB of Dallas, Texas and borrowing lines with other correspondent banks.  At June 30, 2008, the Bank did not have any borrowings with the FHLB or a correspondent bank.

At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and to pay dividends on common stock.  An $8.2 million issuance of junior subordinated debentures was completed on September 20, 2004.  The parent company previously issued $7.2 million in junior subordinated debentures in February 2001.  Dividends from the Bank primarily provide liquidity for the parent company.  For the first six months of 2008, $2,250,000 in dividends were paid from the Bank to the parent company.  As a publicly traded company, the parent company also has the ability to issue other securities instruments to provide funds as needed for operations and future growth.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At June 30, 2008, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized”.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of June 30, 2008, the Company’s leverage ratio was 8.01%. Tier 1 capital to risk-weighted assets was 11.27% and total capital to risk-weighted assets was 12.22%.  The Bank had a leverage capital ratio of 7.88% as of June 30, 2008.  Tier 1 capital to risk-weighted assets was 11.10% and total capital to risk-weighted assets was 12.04%.

7 The December 31, 2007 loan composition reflects a reclassification in real estate – construction, real estate – mortgage, and commercial, financial, and agricultural loans.

Asset Quality

Credit Risk Management

The Company manages its credit risk by observing written, board approved policies that govern all underwriting activities.  The credit risk management program requires that each individual loan officer review his or her portfolio on a scheduled basis and assign recommended credit ratings on each loan.  These efforts are supplemented by internal reviews and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, bank concentrations are monitored and reported to the Board of Directors quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.
Non-performing Assets and Allowance for Loan Losses

Table 6 summarizes the Company's non-performing assets for the six months ending June 30, 2008 and 2007 and for the year-ended December 31, 2007.

Table 6 Non-performing Assets and Loans Past Due 90 Days or More (in thousands)
	June 30, 2008	June 30, 2007	December 31, 2007
Nonaccrual loans	$2,368	$840	$1,602
Loans past due 90 days and over	563	596	980
Total non-performing loans	2,931	1,436	2,582
Other real estate owned	143	251	143
Other foreclosed assets	384	76	280
Total non-performing assets	$3,458	$1,763	$3,005

Non-performing assets to total assets	0.37%	0.21%	0.35%
Non-performing assets to total loans + OREO + other foreclosed assets	0.61%	0.32%	0.53%
ALL to non-performing loans	215.20%	360.86%	217.35%
ALL to total loans	1.11%	0.95%	0.99%

Year-to-date charge-offs	$1,317	$187	$626
Year-to-date recoveries	85	42	86
Year-to-date net charge-offs	$1,232	$145	$540
Annualized net YTD charge-offs to total loans	0.44%	0.05%	0.09%

At June 30, 2008, non-performing assets, including loans past due 90 days and over, totaled $3.5 million, or 0.37% of total assets, as compared to the $1.8 million, or 0.21% of total assets, recorded at June 30, 2007.  The increase in non-performing assets in prior-year comparison resulted primarily from an increase of $1.5 million in non-performing loans.  Of the $2.4 million in nonaccrual loans at June 30, 2008, $685,000 is related to residential construction, $676,000 is owner-occupied commercial real estate credits, $652,000 is commercial and industrial credits, $221,000 is 1 to 4 family residential credits, and the remainder is consumer, agriculture and junior lien credits.

Allowance coverage for non-performing loans was 215.20% at June 30, 2008, compared to 360.86% at June 30, 2007.  Annualized net year-to-date charge-offs were 0.44% of total loans for the second quarter 2008 compared to 0.05% the second quarter of 2007.  The increase resulted primarily from approximately $478,000 in indirect auto loans due to fraudulent activity, $545,000 in commercial, industrial and agricultural loans, and $240,000 in residential construction loans charged-off in the first six months of 2008.  Management’s most recent analysis of the Allowance for Loan Losses (“ALL”) indicated that the ALL to total loans ratio of 1.11% was appropriate at June 30, 2008.

Reserves have been established in the ALL to cover probable losses on non-performing loans.  The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in non-performing assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.  Management believes the $6.3 million in the allowance as of June 30, 2008 is sufficient to cover probable losses in the loan portfolio.

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

During the second quarter of 2008, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the quarter ended June 30, 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan[8]	Maximum Number of Shares That May Yet be Purchased Under the Plan[8]
April 2008	118	$21.23	118	179,404
May 2008	7,800	$20.82	7,800	171,604
June 2008	683	$17.80	683	170,921

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 28, 2008, the Company held its annual shareholders meeting where shareholders voted upon the election of Directors and the results of the vote are presented below.

James R. Davis, Jr., Karen L. Hail, Milton B. Kidd, III, O.D., and R. Glenn Pumpelly were re-elected to the Company’s Board of Directors for 3-year terms to expire at the annual shareholders’ meeting in 2011.

The results of the election were as follows:

	Votes Cast
Name of Nominee	For	Authority Withheld

James R. Davis, Jr.	5,145,024	1,617,507
Karen L. Hail	5,149,292	1,613,239
Milton B. Kidd, III, O.D.	5,149,893	1,612,638
R. Glenn Pumpelly	5,143,889	1,618,642

8 Under a share repurchase program approved by the Company’s Board of Directors on November 13, 2002, the Company can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions.  The repurchase program does not have an expiration date.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits

Exihibit Number                                                      Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports Filed on Form 8-K
A press release regarding the Company’s earnings for the quarter ended June 30, 2008 was attached as Exhibit 99.1 to the Form 8-K filed on July 28, 2008.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: August 7, 2008
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO

/s/ J. E. Corrigan, Jr.
J. E. Corrigan, Jr., Senior Executive Vice President/CFO