Form 10-Q
period 2008-10-31
MIDSOUTH BANCORP INC
filed 2008-11-10
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                                                                             SECURITIES EXCHANGE ACT OF 1934
                                                                                                             For the quarterly period ended September 30, 2008
OR
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
Large accelerated filer ☐                                                      Accelerated filer ☑                                           Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑

As of October 31, 2008, there were 6,788,884 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

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
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits.
Signatures

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
	September 30, 2008 (unaudited)	December 31, 2007 (audited)
Assets
Cash and due from banks	$28,838,897	$25,419,029
Interest-bearing deposits in other banks	13,877	53,499
Federal funds sold	159	5,400,000
Time deposits in other banks	15,000,000	-
Securities available-for-sale, at fair value (cost of $223,192,965 at September 30, 2008 and $180,220,461 at December 31, 2007)	222,478,129	181,452,189
Securities held-to-maturity (estimated fair value of $7,670,347 at September 30, 2008 and $10,974,266 at December 31, 2007)	7,533,922	10,745,947
Other investments	4,305,135	4,020,537
Loans	579,454,333	569,505,238
Allowance for loan losses	(6,269,988)	(5,611,582)
Loans, net of allowance	573,184,345	563,893,656
Bank premises and equipment, net	40,348,665	39,229,018
Accrued interest receivable	5,672,808	5,748,784
Goodwill and intangibles	9,636,812	9,759,295
Cash surrender value of life insurance	4,339,616	4,219,117
Other assets	5,149,740	4,114,983
Total assets	$916,502,105	$854,056,054

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$190,769,539	$182,588,179
Interest bearing	580,341,492	550,928,818
Total deposits	771,111,031	733,516,997
Borrowings	54,041,628	30,716,572
Accrued interest payable	1,009,595	1,314,110
Junior subordinated debentures	15,465,000	15,465,000
Other liabilities	4,371,280	4,574,495
Total liabilities	845,998,534	785,587,174
Stockholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.10 par value- 10,000,000 shares authorized; 6,788,884 and 6,722,993 issued and 6,618,558 and 6,576,165 outstanding at September 30, 2008 and December 31, 2007, respectively	678,888	672,299
Capital surplus	52,075,839	51,326,349
Unearned ESOP shares	(45,401)	(132,708)
Accumulated other comprehensive income	(471,792)	812,941
Treasury stock- 170,326 shares at September 30, 2008 and 146,828 shares at December 31, 2007, at cost	(3,538,267)	(3,040,489)
Retained earnings	21,804,304	18,830,488
Total stockholders’ equity	70,503,571	68,468,880
Total liabilities and stockholders’ equity	$916,502,105	$854,056,054

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$11,101,597	$12,460,906	$34,309,815	$35,439,056
Securities and other investments
Taxable	1,346,749	1,046,379	3,536,537	3,082,751
Nontaxable	1,095,755	1,036,780	3,165,496	3,097,464
Federal funds sold	90,690	106,440	761,839	775,835
Total interest income	13,634,791	14,650,505	41,773,687	42,395,106

Interest expense:
Deposits	3,016,349	4,430,762	11,024,387	13,713,330
Borrowings	265,700	452,492	661,363	645,195
Junior subordinated debentures	296,628	350,281	918,746	1,044,174
Total interest expense	3,578,677	5,233,535	12,604,496	15,402,699

Net interest income	10,056,114	9,416,970	29,169,191	26,992,407
Provision for loan losses	500,000	300,000	2,555,000	650,000
Net interest income after provision for loan losses	9,556,114	9,116,970	26,614,191	26,342,407

Non-interest income:
Service charges on deposits	2,760,878	2,449,769	7,693,315	7,245,344
ATM and debit card income	727,057	773,914	1,962,262	1,510,802
Other charges and fees	493,381	350,213	1,717,568	1,770,882
Total non-interest income	3,981,316	3,573,896	11,373,145	10,527,028

Non-interest expenses:
Salaries and employee benefits	5,394,706	5,215,368	15,771,956	14,716,502
Occupancy expense	2,282,969	1,760,542	6,280,926	4,947,729
Other	3,557,888	2,765,900	10,569,552	8,402,045
Total non-interest expenses	11,235,563	9,741,810	32,622,434	28,066,276

Income before income taxes	2,301,867	2,949,056	5,364,902	8,803,159
Provision for income taxes	445,356	508,445	891,434	1,921,406

Net earnings	$1,856,511	$2,440,611	$4,473,468	$6,881,753

Earnings per share:
Basic	$0.28	$0.37	$0.68	$1.05
Diluted	$0.28	$0.37	$0.67	$1.04

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2008
	Common Stock		Capital	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Surplus	Shares	Income	Stock	Earnings	Total
Balance- January 1, 2008	6,722,993	$672,299	$51,326,349	$(132,708)	$812,941	$(3,040,489)	$18,830,488	$68,468,880
Cumulative-effect adjustment for the adoption of EITF 06-4	-	-	-	-	-	-	(114,954)	(114,954)
Net earnings	-	-	-	-	-	-	4,473,468	4,473,468
Comprehensive income:
Net change in unrealized losses on securities available-for-sale, net of taxes	-	-	-	-	(1,284,733)	-	-	(1,284,733)
Comprehensive income								3,188,735
Cash dividends on common stock, $0.21 per share	-	-	-	-	-	-	(1,384,698)	(1,384,698)
Exercise of stock options	65,891	6,589	469,383	-	-	-	-	475,972
Tax benefit resulting from exercise of stock options	-	-	204,032	-	-	-	-	204,032
Purchase of treasury stock	-	-	-	-	-	(497,778)	-	(497,778)
ESOP compensation expense	-	-	24,500	87,307	-	-	-	111,807
Stock option expense	-	-	51,575	-	-	-	-	51,575
Balance- September 30, 2008	6,788,884	$678,888	$52,075,839	$(45,401)	$(471,792)	$(3,538,267)	$21,804,304	$70,503,571

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2007
	Common Stock		Capital	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Surplus	Shares	Income	Stock	Earnings	Total
Balance- January 1, 2007	6,355,946	$635,595	$42,907,597	$(251,259)	$(858,133)	$(2,518,411)	$19,828,087	$59,743,476
Net earnings	-	-	-	-	-	-	6,881,753	6,881,753
Comprehensive income:
Net change in unrealized losses on securities available-for-sale, net of taxes	-	-	-	-	576,289	-	-	576,289
Comprehensive income								7,458,042
Cash dividends on common stock, $0.18 per share	-	-	-	-	-	-	(1,189,986)	(1,189,986)
Stock dividend of 5% per common share	320,168	32,017	7,821,698	-		-	(7,853,715)	-
Exercise of stock options	47,409	4,741	266,001	-	-	-	-	270,742
Tax benefit resulting from exercise of stock options	-	-	137,716	-	-	-	-	137,716
Purchase of treasury stock	-	-	-	-	-	(381,251)	-	(381,251)
ESOP compensation expense	-	-	86,250	88,202	-	-	-	174,452
Stock option expense	-	-	73,647	-	-	-	-	73,647
Balance- September 30, 2007	6,723,523	$672,353	$51,292,909	$(163,057)	$(281,844)	$(2,899,662)	$17,666,139	$66,286,838

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$4,473,468	$6,881,753
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,461,255	2,070,223
Provision for loan losses	2,555,000	650,000
Deferred income tax benefit	472,707	497,784
Amortization of premiums on securities, net	270,955	449,973
Net loss on sale of premises and equipment	189,571	27,510
Net loss on sale of other real estate owned	-	27,533
Impairment on premises and equipment	-	(20,706)
Stock option compensation expense	51,575	73,647
Change in accrued interest receivable	75,976	(323,389)
Change in accrued interest payable	(304,515)	(106,271)
Other, net	(495,976)	932,460
Net cash provided by operating activities	9,750,016	11,160,517

Cash flows from investing activities:
Net increase in interest earning deposits in other banks	(15,000,000)	-
Proceeds from maturities and calls of securities available-for-sale	43,961,177	21,966,866
Proceeds from maturities and calls of securities held-to-maturity	3,218,725	4,395,500
Proceeds from other investments	1,468,900	-
Purchases of securities available-for-sale	(87,208,994)	(22,600,250)
Purchases of other investments	(1,755,840)	(2,655,225)
Loan originations, net of repayments	(12,257,899)	(54,494,614)
Purchase of premises and equipment	(3,657,631)	(7,818,016)
Proceeds from sale of premises and equipment	9,641	57,085
Proceeds from sales of other real estate owned	-	448,522
Net cash used in investing activities	(71,221,921)	(60,700,132)

Cash flows from financing activities:
Change in deposits	37,594,034	(1,825,575)
Change in repurchase agreements	10,343,056	14,541,074
Change in federal funds purchased	500,000	5,000,000
Proceeds from FHLB advances	19,100,000	260,508,500
Repayments of FHLB advances	(23,500,000)	(253,828,500)
Proceeds from Federal Reserve Bank discount window	50,672,000	-
Repayments of Federal Reserve Bank discount window	(33,790,000)	-
Purchase of treasury stock	(497,778)	(381,251)
Payment of dividends on common stock	(1,649,006)	(1,313,787)
Proceeds from exercise of stock options	475,972	270,742
Excess tax benefit from stock option exercises	204,032	137,716
Net cash provided by financing activities	59,452,310	23,108,919

Net decrease in cash and cash equivalents	(2,019,595)	(26,430,696)

Cash and cash equivalents, beginning of period	30,872,528	57,404,341

Cash and cash equivalents, end of period	$28,852,933	$30,973,645

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
September 30, 2008
(Unaudited)

1.           Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of September 30, 2008 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report and Form 10-K.

The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of derivative instruments and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The statement provides only for enhanced disclosures.  The Company does not participate in derivative instruments or hedging activities. Therefore, adoption will have no impact on our financial position, results of operations, and cash flows.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2008.  The reclassifications had no impact on stockholders’ equity or net earnings.

2.           Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$6,286	$5,182	$5,612	$4,977
Provision for loan losses	500	300	2,555	650
Recoveries	39	36	125	78
Loans charged-off	(555)	(221)	(1,873)	(408)
Reclassifications	-	-	(149)	-
Balance, end of period	$6,270	$5,297	$6,270	$5,297

In the second quarter of 2008, approximately $149,000 of the allowance for loan loss was identified as a reserve for unfunded loan commitments.  The reserve was classified as a liability in accordance with SFAS No. 5, Accounting for Contingencies, in the same period.

3.           Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings	$1,857	$2,441	$4,473	$6,881
Weighted average number of common shares outstanding used in computation of basic earnings per common share	6,614	6,573	6,604	6,568
Effect of dilutive securities:
Stock options	22	65	23	71
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	6,636	6,638	6,627	6,639

Options on 46,365 shares of common stock were not included in computing diluted EPS for the three month and nine months ended September 30, 2008 because the effect of these shares was anti-dilutive.

4.           Declaration of Dividends

On January 28, 2008, the Company declared a $0.07 per share quarterly dividend for holders of record on March 12, 2008.  The second quarter $0.07 per share dividend was declared on April 17, 2008 for shareholders of record on June 16, 2008.  The third quarter $0.07 per share dividend was declared on July 16, 2008 for shareholders of record on September 17, 2008.

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total Carrying Amount in Statement of Condition at September 30,	Assets / Liabilities Measured at Fair Value at September 30,	Fair Value Measurements at September 30, 2008 using:
Description	2008	2008	Level 1	Level 2	Level 3
Available-for-sale securities	$222,478	$222,478	$135	$222,343	$-

7. Borrowings

Borrowings consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Securities sold under agreements to repurchase	$36,660	$26,317
Federal funds purchased	500	-
Federal Reserve Bank Discount Window	16,882	-
FHLB Advances	-	4,400
	$54,042	$30,717

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

•	increased competition for deposits and loans that could affect rates and terms;
•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;
•	a deviation in actual experience from the underlying assumptions used to determine and establish the Allowance for Loan Losses (“ALL”);
•	changes in the availability of funds resulting from reduced liquidity or increased costs;
•	the timing and impact of future acquisitions, the success or failure of integrating operations, and the ability to capitalize on growth opportunities upon entering new markets;
•	the ability to acquire, operate, and maintain effective and efficient operating systems;
•	increased asset levels and changes in the composition of assets that would impact capital levels and regulatory capital ratios;
•	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;
•	changes in government regulations and accounting principles, policies, and guidelines applicable to financial holding companies and banking; and
•	acts of terrorism, weather, or other events beyond the Company’s control.

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

A third critical accounting policy relates to stock-based compensation.  SFAS No. 123R requires that stock based compensation transactions be recognized as compensation expense in the statement of earnings based on the fair market value on the date of the grant.  SFAS No. 123R further requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.  The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions.  The Company recognized stock option expense of $51,575, for the grant-date fair value of stock options vested in the nine months ended September 30, 2008.  The Company has not granted any new stock options during 2008.

Results of Operations

The Company reported earnings of $1,857,000 for the third quarter ended September 30, 2008, a decrease of 23.9% over earnings of $2,441,000 reported for the third quarter of 2007.  Diluted earnings per share for the third quarter of 2008 were $0.28 per share, a decrease of 24.3% over the $0.37 per share for the third quarter of 2007.

For the nine months ended September 30, 2008, earnings totaled $4,473,000, a 35.0% decrease from earnings of $6,882,000 for the first nine months of 2007.  Diluted earnings per share were $0.67 for the first nine months of 2008, compared to $1.04 for the first nine months of 2007.

The decrease in earnings for the third quarter of 2008 compared to the third quarter of 2007 is primarily attributable to a $1,493,000 increase in non-interest expenses related to franchise growth and a $200,000 increase in provisions for loan losses, partially offset by an increase in revenues.  The decrease in earnings in year-to-date comparison is primarily attributable to a $4,557,000 increase in non-interest expenses related to franchise growth and a $1,905,000 increase in provisions for loan losses.  A $1.0 million decrease in provisions for income taxes and improvement in revenues reduced the impact of the increased expenses in year-to-date comparisons.

During the third quarter of 2008, a different type of challenge was presented in the form of Hurricanes Gustav and Ike.  In response, the Company successfully implemented business continuity plans in preparation for and response to these storms.  Minimal damages were incurred at impacted facilities and total costs to be incurred from the hurricanes are estimated to total $200,000.  Approximately half of the costs were incurred in the third quarter.  The damages were below the Company’s insurance deductible applicable for a named storm.

Third quarter 2008 earnings were impacted by a $500,000 provision for loan losses, compared to $300,000 in the third quarter of 2007.  The increase in the provision for loan loss was due primarily to a $26.4 million increase in total loans and $516,000 in net-charge offs reported for the third quarter of 2008.  Nonperforming loans for the third quarter of 2008 increased $7.7 million compared to the third quarter of 2007 and $6.4 million compared to the second quarter of 2008. The increase was primarily due to one large loan relationship in the Baton Rouge market placed on nonaccrual status during the third quarter that had been recognized as a potential problem loan relationship in the second quarter of 2008.  The lost revenue on this loan also had a negative impact on the quarterly net interest margin. Total nonperforming assets to total assets were 1.13% for the third quarter of 2008, compared to 0.22% for the third quarter of 2007.

Quarterly revenues for the Company, defined as net interest income and non-interest income, increased $1.0 million, or 8.1%, for the third quarter of 2008 compared to the third quarter of 2007.   The improvement in revenues resulted in part from an increase of $639,000 in net interest income, driven by a lower cost of interest-bearing liabilities.  Interest expense decreased $1,655,000 for the three months ended September 30, 2008, as compared to the same period ended September 30, 2007, as the Company adjusted deposit rates in response to the 225 basis point drop in interest rates by the Federal Open Market Committee (“FOMC”) over the first nine months of 2008.  Non-interest income increased $407,000 due to an increase in service charges on deposit accounts, including non-sufficient funds fees.  The improvement in revenues was offset by a $1,493,000 increase in non-interest expense attributed primarily to increased occupancy, marketing, salaries and benefits, regulatory and consulting costs.

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

Net interest income totaled $10,056,000 for the third quarter of 2008, an increase of 6.8%, or $639,000, from the $9,417,000 reported for the third quarter of 2007.   The improvement in net interest income was due primarily to a lower cost of average interest-bearing liabilities.  The cost of average interest-bearing liabilities decreased 135 basis points, from 3.54% for the third quarter of 2007, to 2.19% for the third quarter of 2008.  The rate decrease was primarily attributable to a 125 basis point decrease in the cost of interest-bearing deposits, from 3.29% to 2.04%, as rates were lowered in response to FOMC rate cuts.

Interest income on earning assets decreased $1.0 million in quarterly comparison as the average earning asset yield dropped 118 basis points, from 7.90% at September 30, 2007 to 6.72% at September 30, 2008.  Interest income on loans decreased $1.4 million in quarterly comparison, as loan yields dropped 126 basis points to 7.71% at September 30, 2008, offsetting the impact of a $21.3 million increase in the average loan volume.  Due to the single loan relationship in the Baton Rouge market placed on nonaccrual status during the third quarter 2008, interest income on loans was negatively impacted by approximately $100,000, which resulted in a 7 basis point decrease in average loan yield for the third quarter of 2008 and a 2 basis point decrease for the first nine months of 2008.  The lost revenue related to the loan relationship drove down the net interest margin 5 basis points for the third quarter 2008 and 2 basis points for the first nine months of 2008.  Interest income on investments and other interest-earning assets increased $345,000 as a result of a $26.5 million increase in the average volume of investments and a $22.8 million increase in average other interest-earning assets with yields of 4.85% and 2.93%, respectively.

Interest expense for the third quarter of 2008 decreased $1,655,000 in comparison to the third quarter of 2007.   Lower average rates paid on interest-bearing liabilities lessened the impact of a $63.0 million increase in the average volume of interest-bearing liabilities in quarterly comparison.  The increase in interest-bearing liabilities was primarily in commercial Platinum money market deposits, certificates of deposit, securities sold under agreements to repurchase, and federal funds purchased.   The combination of the higher volume of overnight and short-term earning assets, combined with the decreased loan yields and increased volume of interest-bearing liabilities, resulted in a 15 basis point decline in the taxable equivalent net interest margin.  The margin fell to 5.01% for the third quarter of 2008, from 5.16% for the third quarter of 2007.

The average rate paid on the Company’s junior subordinated debentures decreased 135 basis points from third quarter of 2007 to third quarter of 2008, primarily due to the adjustable rate on the $8.2 million of such debentures issued in the fourth quarter of 2004.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate was 5.70% and 8.09% at September 30, 2008 and 2007, respectively.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.  In February 2001, the Company issued $7.2 million of junior subordinated debentures.  The debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.

Net interest income increased $2,177,000, or 8.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Despite the increase in net interest income, the Company’s taxable equivalent net interest margin declined 19 basis points, from 5.08% at September 30, 2007 to 4.89% at September 30, 2008 in nine month comparison.  The average rate paid on interest-bearing liabilities decreased 103 basis points, from 3.59% at September 30, 2007 to 2.56% at September 30, 2008, and lowered interest expense by $2,798,000 in nine month comparison.  A 94 basis point reduction in the average yield on loans offset a $42.2 million increase in the average volume of loans to reduce interest income by $1,129,000.  The decrease in interest income from loans was partially offset by a $508,000 increase in interest income from investment securities and other earning assets.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended September 30,
	2008			2007
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$108,346	$1,182	4.36%	$86,972	$1,044	4.80%
Tax exempt[2]	115,660	1,551	5.36%	110,262	1,467	5.32%
Other investments	4,403	39	3.54%	4,667	59	5.06%
Total investments	228,409	2,772	4.85%	201,901	2,570	5.09%
Federal funds sold	9,882	49	1.94%	3,705	47	4.96%
Loans
Commercial and real estate	457,841	8,557	7.44%	439,089	10,079	9.11%
Installment	114,834	2,544	8.81%	112,251	2,382	8.42%
Total loans[3]	572,675	11,101	7.71%	551,340	12,461	8.97%
Other earning assets	22,844	168	2.93%	91	2	8.72%
Total earning assets	833,810	14,090	6.72%	757,037	15,080	7.90%
Allowance for loan losses	(6,220)			(5,138)
Nonearning assets	89,038			79,479
Total assets	$916,628			$831,378

Liabilities and stockholders’ equity
NOW, money market, and savings	$445,431	$1,580	1.41%	$417,022	$3,169	3.01%
Certificates of deposits	141,622	1,436	4.03%	117,588	1,262	4.26%
Total interest-bearing deposits	587,053	3,016	2.04%	534,610	4,431	3.29%
Securities sold under repurchase agreements	38,712	210	2.12%	13,403	149	4.35%
Federal funds purchased	5,738	40	2.73%	501	7	5.47%
Federal Home Loan Bank advances[4]	5	-	2.52%	22,720	297	5.12%
Federal Reserve Discount window	2,753	16	2.27%	-	-	-
Total borrowings	47,208	266	2.20%	36,624	453	4.84%
Junior subordinated debentures	15,465	297	7.51%	15,465	350	8.86%
Total interest-bearing liabilities	649,726	3,579	2.19%	586,699	5,234	3.54%
Demand deposits	189,904			176,893
Other liabilities	5,231			4,023
Stockholders’ equity	71,767			63,763
Total liabilities and stockholders’ equity	$916,628			$831,378

Net interest income and net interest spread		$10,511	4.53%		$9,846	4.36%
Net yield on interest earning assets			5.01%			5.16%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $455,000 for 2008 and $430,000 for 2007 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $961,000 for 2008 and $794,000 for 2007.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

4 The amount of interest accrued on this liability was immaterial for the purpose of this table.  The zero interest reflected is the result of rounding.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Nine Months Ended September 30,
	2008			2007
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[5]
Taxable	$94,162	$3,182	4.51%	$86,910	$3,079	4.72%
Tax exempt[6]	110,480	4,482	5.41%	110,577	4,379	5.28%
Other investments	4,128	105	3.39%	3,249	103	4.23%
Total investments	208,770	7,769	4.96%	200,736	7,561	5.02%
Federal funds sold	37,709	657	2.29%	17,338	672	5.11%
Loans
Commercial and real estate	455,165	26,729	7.84%	418,046	28,280	9.04%
Installment	113,345	7,581	8.93%	108,283	7,159	8.84%
Total loans[7]	568,510	34,310	8.06%	526,329	35,439	9.00%
Other earning assets	17,489	355	2.71%	70	4	7.64%
Total earning assets	832,478	43,091	6.91%	744,473	43,676	7.84%
Allowance for loan losses	(5,841)			(4,999)
Nonearning assets	89,723			77,754
Total assets	$916,360			$817,228

Liabilities and stockholders’ equity
NOW, money market, and savings	$462,974	$6,535	1.89%	$420,962	$10,008	3.18%
Certificates of deposits	142,178	4,489	4.22%	119,512	3,705	4.14%
Total interest-bearing deposits	605,152	11,024	2.43%	540,474	13,713	3.39%
Securities sold under repurchase agreements	32,896	587	2.34%	7,690	257	4.41%
Federal funds purchased	1,941	41	2.78%	1,086	46	5.59%
Federal Home Loan Bank advances	604	18	3.92%	8,637	342	5.22%
Federal Reserve Discount Window	924	16	2.28%	-	-	-
Total borrowings	36,365	662	2.39%	17,413	645	4.88%
Junior subordinated debentures	15,465	919	7.81%	15,465	1,045	8.91%
Total interest-bearing liabilities	656,982	12,605	2.56%	573,352	15,403	3.59%
Demand deposits	182,546			177,635
Other liabilities	5,304			4,038
Stockholders’ equity	71,528			62,203
Total liabilities and stockholders’ equity	$916,360			$817,228

Net interest income and net interest spread		$30,486	4.35%		$28,273	4.25%
Net yield on interest earning assets			4.89%			5.08%

5 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

6 Interest income of $1,317,000 for 2008 and $1,282,000 for 2007 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

7 Interest income includes loan fees of $2,865,000 for 2008 and $2,513,000 for 2007.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended September 30, 2008 Compared to September 30, 2007
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$138	$239	$(101)
Tax exempt	84	72	12
Other investments	(20)	(3)	(17)
Federal funds sold	2	44	(42)
Loans, including fees	(1,360)	467	(1,827)
Other earning assets	166	167	(1)
Total	$(990)	$986	$(1,976)

Interest paid on:
Interest-bearing deposits	$(1,415)	$400	$(1,815)
Borrowings	(187)	25	(212)
Junior subordinated debentures	(53)	-	(53)
Total	$(1,655)	$425	$(2,080)

Taxable-equivalent net interest income	$665	$561	$104

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Nine Months Ended September 30, 2008 Compared to September 30, 2007
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$103	$249	$(146)
Tax exempt	103	(4)	107
Other investments	2	25	(23)
Federal funds sold	(15)	497	(512)
Loans, including fees	(1,129)	2,712	(3,841)
Other earning assets	351	354	(3)
Total	$(585)	$3,833	$(4,418)

Interest paid on:
Interest-bearing deposits	$(2,689)	$1,503	$(4,192)
Borrowings	17	282	(265)
Junior subordinated debentures	(126)	-	(126)
Total	$(2,798)	$1,785	$(4,583)

Taxable-equivalent net interest income	$2,213	$2,048	$165

Non-Interest Income

Non-interest income for the third quarter of 2008 totaled $4.0 million, 11.4% above the $3.6 million earned in the third quarter of 2007.  The increase in quarterly comparison resulted primarily from a $193,000 increase in debit card and ATM transaction fee income and a $311,000 increase in service charges on deposit accounts, primarily insufficient funds (“NSF”) income.  These increases were partially offset by a $46,000 decrease in mortgage processing fee income and a $69,000 decrease in letter of credit income.

For the nine months ended September 30, 2008, non-interest income increased $846,000, or 8.0%, above non-interest income earned for the nine months ended September 30, 2007, primarily due to increases of $448,000 in service charge income on deposit accounts, $424,000 in debit card and ATM transaction fee income, and a $131,000 one-time payment recorded in other non-interest income in the first quarter of 2008 related to VISA’s mandatory redemption of a portion of its Class B shares outstanding in connection with an initial public offering.  These increases were partially offset by a decrease of $112,000 in mortgage processing fee income.

Non-Interest Expenses

Non-interest expense increased $1.5 million in prior-year quarterly comparison and $4.6 million in year-to-date comparison.  In quarterly comparison, occupancy expenses increased $522,000 due to an increase in lease expense and depreciation expenses on buildings, improvements, furniture and equipment, combined with increased maintenance and utility costs, which was primarily attributable to the addition of three locations.  Other increases were recorded in marketing expenses ($277,000), FDIC insurance premiums ($153,000), and consulting and outsourcing costs ($214,000).  Salaries and benefits increased $180,000 for the same period, as the number of full-time equivalent employees increased from 398 at September 30, 2007 to 419 at September 30, 2008.

Year-to-date 2008 comparison of non-interest expenses included increases in salaries and benefits costs ($1,055,000), occupancy expenses ($1,333,000), consulting and outsourcing costs ($519,000), marketing expenses ($391,000), FDIC insurance premiums ($301,000), data processing expenses ($276,000), and ATM and debit card processing fees ($233,000).  The increased non-interest expenses resulted primarily from franchise growth.

Analysis of Statement of Condition

At the end of the third quarter of 2008, the Company’s balance sheet remained strong, liquid, and well-capitalized.  Consolidated assets totaled $916.5 million, a 7.3% increase over the $854.1 million in total assets recorded at December 31, 2007.  Deposits were $771.1 million as of September 30, 2008, compared to $733.5 million on December 31, 2007, an increase of $37.6 million, or 5.1%.  The Company’s strong non-interest bearing deposit base represented $190.8 million, or 24.7% of total deposits at the end of the third quarter of 2008.  Total loans were $579.5 million, an increase of $10.0 million, or 1.7%, over the $569.5 million reported as of December 31, 2007.  The Company has sufficient liquidity sources to fund loans and manage deposit fluctuations.  These sources include the Federal Reserve Bank Discount Window, active correspondent bank borrowing lines, and borrowing capacity with the Federal Home Loan Bank of Dallas.

Table 5 Composition of Loans (in thousands)
	September 30, 2008	December 31, 2007[8]
Commercial, financial, and agricultural	$185,842	$190,946
Lease financing receivable	5,239	8,089
Real estate – mortgage	226,321	216,305
Real estate – construction	69,570	65,448
Installment loans to individuals	91,356	87,775
Other	1,126	942
Total loans	$579,454	$569,505
8 The December 31, 2007 loan composition reflects a reclassification in real estate – construction, real estate – mortgage, and commercial, financial, and agricultural loans.

Within the $226.3 million real estate mortgage portfolio at September 30, 2008, $148.7 million represented loans secured by commercial real estate, 69% of which was owner-occupied.  Real estate mortgage loans secured by 1-4 family residential properties represented $67.3 million, 77% represented loans secured by first liens. Another $3.3 million represented loans secured by farmland.  Within the $69.6 million real estate construction portfolio, 88% represented commercial construction and land development and 12% represented residential construction and consumer property.  Management believes the Company’s risk within the real estate and construction portfolios is diversified throughout its markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at September 30, 2008.

With deposit growth outpacing loan growth in the first three quarters of 2008, excess cash flows were invested in investment securities and time deposits in other banks.  Securities available-for-sale totaled $222.5 million at September 30, 2008, up $41.0 million from $181.5 million at December 31, 2007. The portfolio of securities held-to-maturity decreased $3.2 million, from $10.7 million at December 31, 2007 to $7.5 million at September 30, 2008, due to maturities and calls within that portfolio.  Time deposits invested with other banks totaled $15.0 million at September 30, 2008.  These time deposits were not invested at December 31, 2008.

In the third quarter of 2008, loans increased $12.4 million and were partially funded by the Company’s more liquid assets. Additional cash was necessary to fund the loans and a $39.0 million decrease in deposits during the third quarter of 2008. The decrease in deposits resulted primarily from fluctuations in commercial deposit accounts.  Low cost borrowed funds were obtained through the Federal Reserve Bank Discount Window (“Discount Window”).  Borrowings from the Discount Window totaled $16.9 million, at September 30, 2008.

Liquidity

Liquidity is the availability of funds to meet operational cash flow requirements and to meet contractual obligations as they become due.  The Bank’s primary liquidity needs involve its ability to accommodate customers’ demands for deposit withdrawals as well as their requests for credit.  Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Bank.  Liquidity is provided primarily by three sources: deposits, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  The Bank’s core deposits are its most stable and important source of funding.  Further, the low variability of the core deposit base lessens the need for liquidity.  Cash deposits at other banks, federal funds sold, principal payments received on loans and mortgage-backed securities, and maturities of investment securities provide additional primary sources of asset liquidity for the Bank.  The Bank also has significant borrowing capacity with the Discount Window, the FHLB of Dallas, Texas, and through active borrowing lines with other correspondent banks.

At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and to pay dividends on common stock.  An $8.2 million issuance of junior subordinated debentures was completed on September 20, 2004.  The parent company previously issued $7.2 million in junior subordinated debentures in February 2001.  Dividends from the Bank primarily provide liquidity for the parent company.  For the first nine months of 2008, $3,000,000 in dividends was paid from the Bank to the parent company.  As a publicly traded company, the parent company also has the ability to issue other securities instruments to provide funds as needed for operations and future growth.

On October 3, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. The EESA included a provision for an increase in the amount of deposits insured by the FDIC from $100,000 to $250,000 until December 2009.  In addition, the FDIC announced a new program called the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  Unlimited deposit insurance was provided on funds in non-interest bearing transaction deposit accounts.  Coverage under the program is available for a limited period of time without charge and, thereafter, at a cost of 10 basis points per annum for non-interest bearing transaction accounts with balances above $250,000.

Also included pursuant to the EESA, the Troubled Asset Relief Program provides for a voluntary Capital Purchase Program (“CPP”) under which the Treasury will purchase up to $250.0 billion of senior preferred shares from qualifying financial institutions.  The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares.  The Company is eligible to request the Treasury to purchase preferred shares ranging from $3.0 million to approximately $20.0 million.  The preferred shares issued to the Treasury will bear a dividend rate for the first five years of 5.0% per year and 9.0% thereafter unless the shares are redeemed at the end of the five year period.  In conjunction with the purchase of senior preferred shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15.0% of the senior preferred shares.  The Company currently has until November 14, 2008 to submit its application to participate in the program.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At September 30, 2008, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized”.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of September 30, 2008, the Company’s leverage ratio was 8.42%. Tier 1 capital to risk-weighted assets was 11.43% and total capital to risk-weighted assets was 12.39%.  The Bank had a leverage capital ratio of 8.29% as of September 30, 2008.  Tier 1 capital to risk-weighted assets was 11.25% and total capital to risk-weighted assets was 12.21%.

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

Non-performing Assets and Allowance for Loan Losses

Table 6 summarizes the Company's non-performing assets for the nine months ending September 30, 2008 and 2007 and for the year-ended December 31, 2007.

Table 6 Non-performing Assets and Loans Past Due 90 Days or More (in thousands)
	September 30, 2008	September 30, 2007	December 31, 2007
Nonaccrual loans	$8,112	$1,084	$1,602
Loans past due 90 days and over	1,189	510	980
Total non-performing loans	9,301	1,594	2,582
Other real estate owned	643	143	143
Other foreclosed assets	453	134	280
Total non-performing assets	$10,397	$1,871	$3,005

Non-performing assets to total assets	1.13%	0.22%	0.35%
Non-performing assets to total loans + OREO + other foreclosed assets	1.79%	0.34%	0.53%
ALL to non-performing loans	67.41%	332.31%	217.35%
ALL to total loans	1.08%	0.96%	0.99%

Year-to-date charge-offs	$1,872	$408	$626
Year-to-date recoveries	125	78	86
Year-to-date net charge-offs	$1,747	$330	$540
Annualized net YTD charge-offs to total loans	0.61%	0.08%	0.09%

At September 30, 2008, nonperforming assets, including loans past due 90 days and over, totaled $10.4 million, or 1.13% of total assets, as compared to the $1.9 million, or 0.22% of total assets, recorded at September 30, 2007.  The increase in non-performing assets in prior-year comparison resulted primarily from an increase of $7.0 million in nonaccrual loans.  The majority of the increase in nonaccrual loans represents one large credit in the Baton Rouge market secured by real estate.  Annualized net year-to-date charge-offs were 0.61% of total loans at September 30, 2008 compared to 0.08 % at September 30, 2007.  The increase resulted from charge-offs totaling approximately $478,000 in indirect auto loans due to fraudulent activity, $545,000 in commercial, industrial and agricultural loans, and $240,000 in residential construction loans.  Management’s most recent analysis of the ALL indicated that the ALL to total loans ratio of 1.08% was appropriate at September 30, 2008.

Reserves have been established in the ALL to cover probable losses on non-performing loans.  The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in non-performing assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.  Management believes the $6.3 million in the allowance as of September 30, 2008 is sufficient to cover probable losses in the loan portfolio.

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

During the third quarter of 2008, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the quarter ended September 30, 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan[9]	Maximum Number of Shares That May Yet be Purchased Under the Plan[9]
July 2008	-	-	-	170,921
August 2008	1,603	$18.75	1,603	169,318
September 2008	200	$17.90	200	169,118

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

9 Under a share repurchase program approved by the Company’s Board of Directors on November 13, 2002, the Company can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions.  The repurchase program does not have an expiration date.

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

(b)  Reports Filed on Form 8-K
A press release regarding the Company’s earnings for the quarter ended September 30, 2008 was attached as Exhibit 99.1 to the Form 8-K filed on October 20, 2008.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: November 7, 2008
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO

/s/ J. E. Corrigan, Jr.
J. E. Corrigan, Jr., Senior Executive Vice President/CFO