Form 10-K
period 2008-12-31
MIDSOUTH BANCORP INC
filed 2009-03-16
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission File number 1-11826

MIDSOUTH BANCORP, INC.
(Exact name of registrant as specified in its charter)

Louisiana	72-1020809
(State of Incorporation)	(I.R.S. EIN Number)

102 Versailles Boulevard, Lafayette, LA 70501
(Address of principal executive offices)

Registrant's telephone number, including area code: (337) 237-8343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange Alternext

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if this registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.        A large accelerated filer  ☐An accelerated filer  ☑A non-accelerated filer  ☐
A smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2008 was approximately $68,042,660 based upon the closing market price on NYSE Alternext as of such date.   As of February 27, 2009, there were 6,618,220 outstanding shares of MidSouth Bancorp, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MIDSOUTH BANCORP, INC.
2008 Annual Report on Form 10-K
TABLE OF CONTENTS
]

Item 1 - Business

Item 1A – Risk Factors

Item 1B – Unresolved Staff Comments

Item 2 - Properties

Item 3 - Legal Proceedings

Item 4 - Submission of Matters to a Vote of Security Holders

Item 4A - Executive Officers of the Registrant

Item 5 - Market for Registrant's Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities

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

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A – Controls and Procedures

Item 9B – Other Information

Item 10 - Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13 - Certain Relationships and Related Transactions

Item 14 – Principal Accountant Fees and Services

Item 15 - Exhibits and Financial Statement Schedules

Part I

Item 1 - Business

The Company
MidSouth Bancorp, Inc. (the “Company”) is a Louisiana corporation registered as a bank holding company under the Bank Holding Company Act of 1956.  Its operations are conducted primarily through a wholly-owned bank subsidiary, MidSouth Bank, N.A. (the “Bank”), chartered in February 1985. The Company merged its two wholly-owned banking subsidiaries, MidSouth Bank, N.A. (Louisiana) and MidSouth Bank Texas, N.A. into MidSouth Bank, N.A., at the end of the first quarter of 2008.

The Bank
MidSouth Bank, N.A. is a national banking association domiciled in Lafayette, Louisiana.  The Bank provides a broad range of commercial and retail community banking services primarily to professional, commercial, and industrial customers in their market areas.  These services include, but are not limited to, interest-bearing and noninterest-bearing checking accounts, investment accounts, cash management services, electronic banking services, credit cards, and secured and unsecured loan products.  The Bank is a U.S. government depository and a member of the Pulse network, which provides its customers with automatic teller machine services through the Pulse and Cirrus networks.  Membership in the Community Cash Network provides the customers of the Bank with access to all ATMs operated by the Bank with no surcharge. The MidSouth franchise operates locations throughout south Louisiana and southeast Texas described below under Item 2 - Properties.

Employees
As of December 31, 2008, the Bank employed approximately 419 full-time equivalent employees.  The Company has no employees who are not also employees of the Bank.  Through the Bank, employees receive employee benefits, which include an employee stock ownership plan; a 401(K) plan; and life, health and disability insurance plans.  The Company’s directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company.  The Company considers the relationship of the Bank with its employees to be excellent.

Competition
The Bank faces strong competition in its market areas from both traditional and nontraditional financial services providers, such as commercial banks; savings banks; credit unions; finance companies; mortgage, leasing, and insurance companies; money market mutual funds; brokerage houses; and branches that provide credit facilities.  Several of the financial services competitors in the Company’s market areas are substantially larger and have far greater resources, but the Company has effectively competed by building long-term customer relationships. Customer loyalty has been built through a continued focus on quality customer service enhanced by current technology and effective delivery systems.

Other factors, including economic, legislative, and technological changes, also impact the Company’s competitive environment.  The Company’s management continually evaluates competitive challenges in the financial services industry and develops appropriate responses consistent with its overall market strategy.

The Company opened a third branch in the Baton Rouge market in 2008, following the addition of four new branches and three replacement branches throughout the existing corporate footprint in 2007.  In 2009, the Company plans to continue its focus in existing markets, solidifying and expanding its banking presence and commercial lending base throughout Houston and southeast Texas. The Company is continually receptive to new growth opportunities in both our existing markets and locations that are in accordance with our long-term strategic goal of building shareholder wealth.

Supervision and Regulation
Participants in the financial services industry are subject to varying degrees of regulation and government supervision.  The following contains important aspects of the supervision and regulation of bank and bank holding companies.  The current system of laws and regulations can change over time and it cannot be predicted whether these changes will be favorable or unfavorable to the Company or the Bank.

Current unfavorable economic conditions prompted government to pass the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Under the EESA, the Company issued $20.0 million in preferred stock to the United States Department of the Treasury (the “Treasury”) under the Capital Purchase Plan (“CPP”) in an effort to help stimulate the economy through increased lending efforts.  Under the CPP, the Company is required to pay cumulative dividends on the senior preferred shares at an annual rate of 5% for the first five years and 9% thereafter, unless the Company redeems the shares earlier.  Redemptions will be at 100% of issue price plus accrued dividends and are subject to prior regulatory approval.  The Company may not declare or pay dividends on its common stock or repurchase common stock without first having paid all accrued cumulative preferred dividends that are due.  For three years after Treasury’s investment in the senior preferred shares, the Company also may not increase its per share common stock dividend rate or repurchase its common shares without the Treasury’s consent, unless the Treasury has transferred all the senior preferred shares to third parties.

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

Under provisions of GLB, two types of regulated entities are authorized to engage in a broad range of financial activities much more extensive than those of standard holding companies.  A “financial holding company” can engage in all authorized activities and is simply a bank holding company whose depository institutions are well-capitalized, well-managed, and has a Community Reinvestment Act (“CRA”) rating of “satisfactory” or better.  The Company is not registered as a financial holding company.  A “financial subsidiary” is a direct subsidiary of a bank that satisfies the same conditions as a “financial holding company,” plus several more.  The “financial subsidiary” can engage in most of the authorized activities, which are defined as securities, insurance, merchant banking/equity investment, “financial in nature,” and “complementary” activities that do not pose a substantial risk to the safety and soundness of an institution or to the financial system generally.

GLB also defines the concept of “functional supervision” meaning similar activities should be regulated by the same regulator, with the Federal Reserve Board serving as an “umbrella” supervisory authority over bank and financial holding companies.

Support of Subsidiary Banks by Holding Companies
Under current Federal Reserve Board policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank in circumstances where it might not do so absent such policy. In addition, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Sarbanes-Oxley Act of 2002
Signed into law on July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) addresses many aspects of corporate governance and financial accounting and disclosure.  Primarily, it provides a framework for the oversight of public company auditing and for insuring the independence of auditors and audit committees.  Under SOX, audit committees are responsible for the appointment, compensation, and oversight of the work of external and internal auditors.  SOX also provides for enhanced and accelerated financial disclosures, establishes certification requirements for a company’s chief executive and chief financial officers, and imposes new restrictions on and accelerated reporting of certain insider trading activities.  Significant penalties for fraud and other violations are included in SOX.

Under Section 404 of SOX, the Company is required to include in its annual report a statement of management’s responsibility to establish and maintain adequate internal control over financial reporting and management’s conclusion on the effectiveness of internal controls at year-end.

Anti-Money Laundering
Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide the law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering regulations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found in violation of these obligations.

Capital Adequacy Requirements
The Federal Reserve Board and the Office of the Comptroller of Currency (the “OCC”) require that the Company and the Bank meet certain minimum ratios of capital to assets in order to conduct its activities. Two measures of regulatory capital are used in calculating these ratios: Tier 1 Capital and Total Capital. Tier 1 Capital generally includes common equity, retained earnings and a limited amount of qualifying preferred stock, reduced by goodwill and specific intangible assets, such as core deposit intangibles, and certain other assets. Total Capital generally consists of Tier 1 Capital plus the allowance for loan losses, preferred stock that did not qualify as Tier 1 Capital, particular types of subordinated debt, and a limited amount of other items.

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

At December 31, 2008, the Company's ratios of Tier 1 and total capital to risk-weighted assets were 11.04% and 12.16%, respectively.  The Company's leverage ratio (Tier 1 capital to total average adjusted assets) was 8.38% at December 31, 2008.  All three regulatory capital ratios for the Company exceeded regulatory minimums at December 31, 2008.

To be eligible to be classified as “well-capitalized,” the Bank must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 6% or greater. If an institution fails to remain well-capitalized, it will be subject to a series of restrictions that increase as the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distributions, including the payment of a dividend, or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the Federal Deposit Insurance Corporation (the “FDIC”), are subject to growth limitations, and must submit a capital restoration plan that is guaranteed by the institution's parent holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

As of December 31, 2008, the most recent notification from the FDIC placed the Bank in the “well capitalized” category under the regulatory framework for prompt corrective action.  All three regulatory capital ratios for the Bank exceeded these minimums at December 31, 2008.

National Banks
General
As a national banking association, the Bank is supervised and regulated by the OCC (its primary regulatory authority), the Federal Reserve Board, and the FDIC.  Under Section 23A of the Federal Reserve Act, the Bank is restricted in its ability to extend credit to or make investments in the Company and other affiliates as that term is defined in that act.  National banks are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located and are limited as to powers, locations and other matters of applicable federal law.

Restrictions on loans to directors, executive officers, principal shareholders, and their related interests (collectively referred to herein as “insiders”) are contained in the Federal Reserve Act and Regulation O and apply to all insured institutions and its subsidiaries and holding companies.  These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made.  There is also an aggregate limitation on all loans to insiders and their related interests.  These loans cannot exceed the institution’s unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate.  Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Deposit Insurance
The Bank’s deposits are insured by the FDIC up to the amount permitted by law.  The Bank is thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to different premium categories based primarily on each institution's capital position and its overall risk rating as determined by its primary regulator.  For several years, as a well-capitalized financial institution, the Company had not been required to pay FDIC insurance premiums, but had been required to pay the Financing Corporation (“FICO”) assessments that currently total approximately $21,000 a quarter, or $84,000 annually.  FICO has assessment authority to collect funds from FDIC-insured institutions sufficient to pay interest on noncallable thrift bonds issued between 1987 and 1989, which expire with the bonds in 2019.  In 2007, the FDIC resumed deposit insurance assessments and issued one-time credits against the assessments to qualifying institutions.  The Company qualified for a one-time credit totaling approximately $240,000, which partially offset the new FDIC assessment and resulted in $157,000 in total assessments in 2007.  FDIC assessments totaled $506,000 in 2008 and are expected to increase significantly in 2009 due to provisions of the EESA.

Emergency Economic Stabilization Act of 2008
On October 3, 2008, the EESA was signed into law by the President of the United States in response to a national economic and financial crisis. The EESA included a provision for an increase in the amount of deposits insured by the FDIC from $100,000 to $250,000 until December 2009.  In addition, the FDIC announced a new program called the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP provided for a debt guarantee and increased deposit insurance coverage for certain noninterest-bearing accounts.  The Bank opted into both programs.   Neither the Bank nor the Company has issued debt under the TLGP.  Under the new program, unlimited deposit insurance was provided on funds in noninterest-bearing transaction deposit accounts.  Coverage under the program is available for a limited period of time without charge and, thereafter, at a cost of 10 basis points per annum for noninterest-bearing transaction accounts with balances above $250,000.  Annual premium rates on deposit insurance ranges from 8 to 21 basis points per $100 of assessable deposits for institutions that are judged to pose the least risk to the insurance fund and up to 78 basis points per $100 of assessable deposits for the most risky institutions.  The Company’s FDIC assessments for 2009, based on premium increases and current deposit growth projections, are expected to total approximately $306,000 per quarter, or $1,224,000 for the year.

On February 27, 2009, the FDIC approved an interim rule that would raise second quarter 2009 deposit insurance premiums for Risk Category I banks from 10 to 14 basis points to 12 to 16 basis points.  Under the interim rule, the FDIC would also impose a 10 to 20 basis point special assessment as of June 30, 2009, payable on September 30, 2009 and provide the authorization to implement an additional 10 basis point premium increase in any quarter.

Financial Institutions Reform, Recovery and Enforcement Act
The Bank is held liable by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) for any losses incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured financial institution or (2) any assistance provided by the FDIC to a commonly controlled financial institution in danger of default.

Community Reinvestment Act
The Bank is subject to the provisions of the Community Reinvestment Act (“CRA”), as amended, and the related regulations issued by federal banking agencies. The CRA states that all banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for its entire communities, including low- and moderate-income neighborhoods. The CRA also charges a bank's primary federal regulator, in connection with the examination of the institution or the evaluation of certain regulatory applications filed by the institution, with the responsibility to assess the institution's record in fulfilling its obligations under the CRA. The regulatory agency's assessment of the institution's record is made available to the public.  The Bank received a satisfactory rating following its most recent CRA examination.

Consumer Regulation
Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include provisions that:
•	govern the Bank’s disclosures of credit terms to consumer borrowers;
•	limit the interest and other charges collected or contracted for by the Bank;
•	require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;
•	prohibit the Bank from discriminating on the basis of race, creed, or other prohibited factors when it makes decisions to extend credit;
•
require that the Bank safeguard the personal nonpublic information of its customers, provide annual notices to consumers regarding the usage and sharing of such information, and limit disclosure of such information to third parties except under specific circumstances; and

•	govern the manner in which the Bank may collect consumer debts.

The deposit operations of the Bank are also subject to laws and regulations that:
•	require the Bank to adequately disclose the interest rates and other terms of consumer deposit accounts;
•	impose a duty on the Bank to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and
•	govern automatic deposits to and withdrawals from deposit accounts with the Bank and the rights and liabilities of customers who use automated teller machines and other electronic banking services.

Governmental Policies
The operations of financial institutions may be affected by the policies of various regulatory authorities.  In particular, bank holding companies and its subsidiaries are affected by the credit policies of the Federal Reserve Board.  An important function of the Federal Reserve Board is to regulate the national supply of bank credit.  Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are open market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements on bank deposits.  These policies have significant effects on the overall growth and profitability of the loan, investment, and deposit portfolios.  The general effects of such policies upon future operations cannot be accurately predicted.

Available Information
The Company files annual, quarterly, and current reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website is www.sec.gov.  The Company maintains a corporate website at www.midsouthbank.com.  It provides public access free of charge to its annual reports on Form 10-K for the last two years, and its most recent quarterly report on Form 10-Q under the Corporate Relations section of the corporate website.

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

Risks Relating to the Company’s Business
The current economic environment poses significant challenges and could adversely affect the Company’s financial condition and results of operations.

Although the Company remains well capitalized and liquid, the current economic environment is challenging and uncertain.  Recessionary conditions in the broader economy could adversely affect the financial capacity of businesses and individuals in the Company’s market area.  This could increase the credit risk inherent in the loan portfolio, reduce loan demand from creditworthy borrowers, and prompt tightened underwriting criteria.  The impact on the Company’s financial results could include continued high levels of nonperforming loans, provisions for loan losses, and expenses associated with loan collection efforts.  Additionally, decreased demand for deposit products and services combined with a highly competitive rate environment could adversely affect the Company’s liquidity position.  Decisions regarding credit risk involve a high degree of judgment.  If the allowance for loan losses is not sufficient to cover actual losses, then earnings would decrease.

The loan and investment portfolio subjects the Company to credit risk.  In-depth analysis is performed to maintain an appropriate allowance for probable loan losses inherent in the loan portfolio.  During 2008, recorded provisions for loan losses totaled $4.6 million based on an overall evaluation of this risk.  As of December 31, 2008, the allowance was $7.6 million, which is approximately 1.25% of total loans.

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

The Company has a concentration of exposure to a number of individual borrowers.  The largest exposure to one borrowing relationship as of December 31, 2008, was approximately $10.6 million, which is 20.0% of combined capital and surplus.  In addition, as of December 31, 2008, the aggregate exposure to the 10 largest borrowing relationships was approximately $82.4 million, which was 156.2% of capital and surplus.

The Company has a high concentration of loans secured by real estate, and the current downturn in the real estate market could materially and adversely affect earnings.

A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2008, approximately 50% of the Company’s loans had real estate as a primary or secondary component of collateral.  The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate in the Company’s primary markets could significantly impair the value of collateral and the ability to sell the collateral upon foreclosure.  Furthermore, it is likely that the Company would be required to increase the provision for loan losses.  If the Company were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.

The Company may face risks with respect to future expansion and acquisition.

The Company has expanded its business in part through acquisitions and cannot assure the continuance of this trend or the profitability of future acquisitions.  The Company’s ability to implement its strategy for continued growth depends on the ability to continue to identify and integrate profitable acquisition targets, to attract and retain customers in a highly competitive market, to increase the deposit base, and the growth of its customers’ businesses.  Many of these growth prerequisites may be affected by circumstances that are beyond the control of the Company’s management and could have a material adverse effect on the size and quality of the Company’s assets.  Current levels of market disruption and volatility have pressured stock prices and limited credit availability for issuers, seemingly without regard to the issuers’ financial stability, limiting issuers’ access to the capital markets.

The Company cannot predict the effect of recent legislative and regulatory initiatives.

Congress recently enacted the EESA in an effort to stabilize the financial markets.  The initiative provided funding of up to $700 billion to purchase troubled assets and loans from financial institutions pursuant to the Troubled Asset Relief Program (“TARP”) and created the CPP directed by the Treasury.  On January 9, 2009, the Company completed a CPP transaction and received $20 million in capital from the Treasury.  Pursuant to terms and conditions of the CPP transaction, which is described in the Company’s 8-K filing dated January 14, 2009, the Company faces certain restrictions and limitations that could adversely affect its ability to support the value of the common stock.

A natural disaster, especially one affecting the Company’s market areas, could adversely affect the Company.

Since most of the Company’s business is conducted in Louisiana and Texas, most of its credit exposure is in those states; thus, the Company is at risk from natural hazards such as hurricanes, floods, and tornadoes that affect Louisiana and Texas.  If the economies of Louisiana or Texas experience an overall decline as a result of these natural hazards, the rates of delinquencies, foreclosures, bankruptcies, and losses on loan portfolios would probably increase substantially and the value of real estate or other collateral could be adversely affected.

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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

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

The Company’s success has been and will continue to be greatly influenced by the ability to retain existing senior management and, with expansion, to attract and retain qualified additional senior and middle management.  C.R. Cloutier, President and Chief Executive Officer, and other executive officers have been instrumental in developing and managing the business. The loss of services of Mr. Cloutier or any other executive could have an adverse effect on the Company. While the Company has employment agreements with some of its executive officers, a formal management succession plan has been established.  Accordingly, should the Company lose any member of senior management, there can be no assurance that the Company will be able to locate and hire a qualified replacement on a timely basis.

A favorable assessment of the effectiveness of the Company’s internal controls over financial reporting and the independent auditors’ unqualified attestation report on that assessment are critical to the value of the Company’s common stock.

The Company’s management is required to report on, and the independent auditors to attest to, the effectiveness of internal controls over financial reporting as of December 31, 2008.  The rules governing the standards that must be met for management to assess internal controls are complex, and require significant documentation, testing, and possible remediation.  In connection with this effort, the Company has incurred increased expenses and diversion of management's time and other internal resources.  In connection with the attestation process by the Company’s independent auditors, management may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation.  If the Company cannot make the required report, or if the Company’s external auditors are unable to provide an unqualified attestation, investor confidence and the Company’s common stock price could be adversely affected.

Monetary policy and other economic factors could affect profitability adversely.

Many factors affect the demand for loans and the ability to attract deposits, including:
•	changes in governmental economic and monetary policies;
•	modifications to tax, banking, and credit laws and regulations;
•	national, state, and local economic growth rates;
•	employment rates; and
•	population trends.

The Company’s success will depend in significant part upon the ability to maintain a sufficient interest margin between the rates of interest received on loans and other investments and the rates paid out on deposits and other liabilities.  The monetary and economic factors listed above and the need to pay rates sufficient to attract deposits may adversely affect the Company’s ability to maintain a sufficient interest margin that results in operating profits.

The Company operates within a highly regulated industry and its business and results are significantly affected by the regulations to which it is subject.

The Company operates within a highly regulated environment.  The regulations to which the Company is subject will continue to have a significant impact on its operations and the degree to which it can grow and be profitable.  Certain regulators, to which the Company is subject, have significant power in reviewing the Company’s operations and approving its business practices.  In recent years the Company’s bank, as well as other financial institutions, has experienced increased regulation and regulatory scrutiny, often requiring additional resources.  In addition, investigations or proceedings brought by regulatory agencies may result in judgments, settlements, fines, penalties, or other results adverse to the Company.  There is no assurance that any change to the regulatory requirements to which the Company is subject, or the way in which such regulatory requirements are interpreted or enforced, will not have a negative effect on the Company’s ability to conduct its business and its results of operations.

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

The Company’s stock incentive plan provides for the granting of stock incentives to directors, officers, and employees.  As of December 31, 2008, there were 83,996 shares issued under options granted under that plan.  Likewise, a number of shares equal to 8% of outstanding shares, including existing shares issuable under current options, are reserved for future issuance to directors, officers, and employees.

It is probable that options will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option.  The incentive plan also provides that all issued options automatically and fully vest upon a change in control.  If the options are exercised, share ownership will be diluted.

In addition, the Company’s articles of incorporation authorize the issuance of up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock, but do not provide for preemptive rights to the shareholders.  Authorized but unissued shares are available for issuance by the Company’s Board.  Shareholders will not automatically have the right to subscribe for additional shares.  As a result, if the Company issues additional shares to raise capital or for other corporate purposes, shareholders may be unable to maintain a pro rata ownership in the Company.

On January 9, 2009, the Company issued $20.0 million in preferred stock to the Treasury under the CPP.  As part of the CPP transaction, the Company also issued the Treasury a 10-year warrant for the purchase of 208,768 shares of its common stock.  The warrant has an aggregate market price equal to 15% of the amount of Treasury’s investment in the senior preferred stock and an initial exercise price of $14.37 per share.

The holders of the Company’s preferred stock and  trust preferred securities have rights that are senior to those of shareholders.

At December 31, 2008, the Company had outstanding $15.5 million of trust preferred securities.  Payment of these securities is senior to shares of common stock.  As a result, the Company must make payments on the trust preferred before any dividends can be paid on common stock; moreover, in the event of bankruptcy, dissolution, or liquidation, the holders of the trust preferred securities must be satisfied before any distributions can be made to shareholders.  The Company has the right to defer distributions on the trust preferred for up to five years, and if such an election is made, no dividends may be paid to shareholders during that time.

On January 9, 2009, the Company issued $20.0 million in preferred stock to the Treasury under the CPP.  Under the CPP, the Company is required to pay cumulative dividends on the senior preferred shares at an annual rate of 5% for the first five years and 9% thereafter, unless the Company redeems the shares earlier.  Redemptions will be at 100% of issue price plus accrued dividends and are subject to prior regulatory approval.  The Company may not declare or pay dividends on its common stock or repurchase common stock without first having paid all accrued cumulative preferred dividends that are due.  For three years after the Treasury’s investment in the senior preferred shares, the Company also may not increase its per share common stock dividend rate or repurchase its common shares without the Treasury’s consent, unless the Treasury has transferred all the senior preferred shares to third parties.

The directors of the Company and executive management own a significant number of shares of stock, allowing further control over business and corporate affairs.

The Company’s directors and executive officers beneficially own approximately 2,519,403 shares, or 38.1%, of outstanding common stock. As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on the Company’s business as shareholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval.

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

•	require 80% of the voting power for shareholders to call a special meeting;
•	authorize a class of preferred stock that may be issued in series with terms, including voting rights, established by the Board without shareholder approval;
•	authorize approximately 10 million shares of common stock that may be issued by the Board without shareholder approval;
•	classify its Board with staggered three year terms, preventing a change in a majority of the Board at any annual meeting;
•	require advance notice of proposed nominations for election to the Board and business to be conducted at a shareholder meeting; and
•	require supermajority shareholder voting to approve business combinations not approved by the Board.

These provisions would preclude a third party from removing incumbent directors and simultaneously gaining control of the board by filling the vacancies thus created with its own nominees.  Under the classified Board provisions, it would take at least two elections of directors for any individual or group to gain control of the board.  Accordingly, these provisions could discourage a third party from initiating a proxy contest, making a tender offer or otherwise attempting to gain control.  These provisions may have the effect of delaying consideration of a shareholder proposal until the next annual meeting unless a special meeting is called by the Board or the chairman of the Board.  Moreover, even in the absence of an attempted takeover, the provisions make it difficult for shareholders dissatisfied with the Board to effect a change in the Board’s composition, even at annual meetings.

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

The LBCL also addresses certain transactions involving “control shares,” which are shares that would have voting power with respect to the Company within certain ranges of voting power.  Control shares acquired in a control share acquisition have voting rights only to the extent granted by a resolution approved by the Company’s shareholders.  If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of all voting power, shareholders of the issuing public corporation have dissenters’ rights as provided by the LBCL.

The Company’s future ability to pay dividends and repurchase stock is subject to restrictions.

Since the Company is a holding company with no significant assets other than the Bank, the Company has no material source of income other than dividends received from the Bank.  Therefore, the ability to pay dividends to the shareholders will depend on the Bank’s ability to pay dividends to the Company.  Moreover, banks and bank holding companies are both subject to certain federal and state regulatory restrictions on cash dividends.  The Company is also restricted from paying dividends under the terms of its Series A Preferred Stock and if it has deferred payments of the interest on, or an event of default has occurred with respect to, its trust preferred securities.  Additionally, terms and conditions of the CPP transaction place certain restrictions and limitations on common stock dividends and common stock repurchases.

A shareholder’s investment is not an insured deposit.

An investment in the Company’s common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency.  A shareholder’s investment will be subject to investment risk and the shareholder must be capable of affording the loss of the entire investment.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

The Company leases its principal executive and administrative offices and principal facility in Lafayette, Louisiana under a lease expiring March 31, 2017.  The Company is granted two 5-year renewal options thereafter.  Eight other branches are located in Lafayette, Louisiana, three in New Iberia, Louisiana, three in Baton Rouge, Louisiana, two in Lake Charles, Louisiana, and one banking office in each of the following Louisiana cities: Breaux Bridge, Cecilia, Larose, Jeanerette, Opelousas, Morgan City, Jennings, Sulphur, Thibodaux, and Houma.  Seventeen of these offices are owned and nine are leased.

In the Company’s Texas region, three full service branches are located in Beaumont, Texas, two of which are owned and one leased.  Additional full service branches are located in Vidor, College Station, Houston, and Conroe.  The Company also operates a loan production office located in Conroe.  Of these offices, three are owned and two are leased.

Item 3 - Legal Proceedings

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

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders in the fourth quarter of 2008.

Item 4A - Executive Officers of the Registrant

C. R. Cloutier, 61 – President, Chief Executive Officer and Director of the Company and the Bank since 1984.
J. Eustis Corrigan, Jr., 44 –Senior Executive Vice President and Chief Financial Officer for the Company and the Bank since 2006.   Mr. Corrigan announced his resignation effective January 15, 2009 in an 8-K filed by the Company on December 4, 2008.
Karen L. Hail, 55 – Senior Executive Vice President and Chief Operations Officer of the Bank since 2002; Secretary and Treasurer of the Company since 1984; and Director of the Bank since 1988.
Donald R. Landry, 52 – Senior Executive Vice President and Chief Lending Officer of the Bank since 1995 and Executive Vice President since 2002.
Dwight Utz, 55 – Executive Vice President and Chief Retail Officer since 2001.
Teri S. Stelly, 49 – Senior Vice President and Controller of the Company since 1998; Interim Chief Financial Officer and Principal Accounting Officer since January 15, 2009.

All executive officers of the Company are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of February 27, 2009, there were 864 common shareholders of record.  The Company’s common stock trades on the NYSE Alternext under the symbol “MSL.”  The high and low sales price for the past eight quarters has been provided in the Selected Quarterly Financial Data tables that are included with this filing under Item 8 and is incorporated herein by reference.

Cash dividends totaling $2.1 million were declared to common shareholders during 2008.  The regular quarterly dividend of $0.07 per share was paid for each quarter of 2008.  A special dividend of $0.04 per share was declared in addition to the $0.07 per share for the fourth quarter of 2008.  Cash dividends paid in 2008 totaled $0.32 per share.  It is the intention of the Board of Directors of the Company to continue paying quarterly dividends on the common stock at a rate of $0.07 per share.  Cash dividends totaling $1.9 million were declared to common shareholders during 2007.  A quarterly dividend of $0.06 per share was paid for the first two quarters of 2007 and $0.07 per share was paid for the last two quarters of 2007. A special dividend of $0.04 per share was declared in addition to the $0.07 per share for the fourth quarter of 2007.  As adjusted for a 5% stock dividend in 2007, cash dividends paid in 2007 totaled $0.29 per share.  Restrictions on the Company's ability to pay dividends are described in Item 7 below under the heading “Liquidity - Dividends” and in Note 15 to the Company's consolidated financial statements.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the fourth quarter ended December 31, 2008.  The CPP contains limitations on the payment of dividends on the common stock, including cash dividends in excess of $0.32 per share and on the Company’s ability to repurchase its common stock.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan[1]	Maximum Number of Shares That May Yet be Purchased Under the Plan[1]
October 2008	197	$16.02	197	168,941
November 2008	142	$16.30	142	168,799
December 2008	-	-	-	168,799

1 Under a share repurchase program approved by the Company’s Board of Directors on November 13, 2002, the Company can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions.  The repurchase program does not have an expiration date.

Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2008, the Company had outstanding stock options granted under the 2007 Omnibus Incentive Compensation Plan, which was approved by the Company’s shareholders.  Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	83,996	$14.93	445,462
Equity compensation plans not approved by security holders	-	-	-
Total	83,996	$14.93	445,462

The following graph, which was prepared by SNL Securities, LC (“SNL”), compares the cumulative total return on the Company’s common stock over a period beginning December 31, 2003 with (1) the cumulative total return on the stocks included in the Russell 3000 and (2) the cumulative total return on the stocks included in the SNL $250M - $500M and the SNL $500M - $1B Bank Index.  All of these cumulative returns are computed assuming the quarterly reinvestment of dividends paid during the applicable period.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
MidSouth Bancorp, Inc.	100.00	108.16	120.26	175.17	139.20	77.68
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61
SNL Bank $250M-$500M	100.00	113.50	120.50	125.91	102.33	58.44
SNL Bank $500M-$1B	100.00	113.32	118.18	134.41	107.71	69.02

The stock price information shown above is not necessarily indicative of future price performance.  Information used was obtained from SNL from sources believed to be reliable.  The Company assumes no responsibility for any errors or omissions in such information.

Item 6 – Five Year Summary of Selected Financial Data

	At and For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)

Interest income	$55,472	$57,139	$50,235	$38,556	$27,745
Interest expense	(16,085)	(20,534)	(17,692)	(10,824)	(5,718)
Net interest income	39,387	36,605	32,543	27,732	22,027
Provision for loan losses	(4,555)	(1,175)	(850)	(980)	(991)
Noninterest income	15,128	14,259	12,379	12,286	9,246
Noninterest expenses	(43,974)	(38,634)	(33,124)	(29,326)	(20,861)
Earnings before income taxes	5,986	11,055	10,948	9,712	9,421
Income tax expense	(449)	(2,279)	(2,728)	(2,438)	(2,442)
Net income	$5,537	$8,776	$8,220	$7,274	$6,979

Basic earnings per share1	$0.84	$1.34	$1.26	$1.13	$1.18
Diluted earnings per share[1]	$0.83	$1.32	$1.24	$1.10	$1.12
Dividends per share[1]	$0.32	$0.29	$0.22	$0.22	$0.18

Total loans	$608,955	$569,505	$499,046	$442,794	$386,471
Total assets	936,815	854,056	805,022	698,814	610,088
Total deposits	766,704	733,517	716,180	624,938	530,383
Cash dividends on common stock	2,120	1,920	1,463	1,425	1,112
Long-term obligations2	15,465	15,465	15,465	15,465	15,465

Selected ratios:
Loans to assets	65.00%	66.68%	61.99%	63.36%	63.35%
Loans to deposits	79.43%	77.64%	69.68%	70.85%	72.87%
Deposits to assets	81.84%	85.89%	88.96%	89.43%	86.94%
Return on average assets	0.60%	1.06%	1.08%	1.13%	1.39%
Return on average common equity3	7.79%	13.83%	14.68%	14.24%	18.73%

1 On October 23, 2007, the Company paid a 5% stock dividend to shareholders of record on September 21, 2007.  On October 23, 2006, the Company paid a 25% stock dividend on its common stock to holders of record on September 29, 2006.  On August 19, 2005, a 10% stock dividend was paid to holders of record on July 29, 2005.  On November 30, 2004, a 25% stock dividend was paid to holders of record on October 29, 2004.  Per common share data has been adjusted accordingly.

2On September 20, 2004, the Company issued $8,248,000 of junior subordinated debentures to partially fund the acquisition of Lamar Bancshares, Inc. (MidSouth TX) on October 1, 2004.  On February 21, 2001, the Company completed the issuance of $7,217,000 of junior subordinated debentures.  For regulatory purposes, these funds qualify as Tier 1 Capital.  For financial reporting purposes, these funds are included as a liability under generally accepted accounting principles.

3 In 2004, the return on average common equity ratio reflected the impact of approximately $9 million in goodwill added as a result of the Lamar Bancshares, Inc. acquisition.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

MidSouth Bancorp, Inc. (the “Company”) is a single-bank holding company that conducts substantially all of its business through its wholly-owned subsidiary bank, MidSouth Bank, N. A. (the “Bank”), headquartered in Lafayette, Louisiana.  The Company merged its two wholly-owned banking subsidiaries, MidSouth Bank, N.A. (Louisiana) and MidSouth Bank Texas, N.A. into MidSouth Bank, N.A., at the end of the first quarter of 2008.  The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and on its results of operations during 2008, 2007, and 2006.   This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

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

Compliance with accounting for stock-based compensation requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions.

Given the current instability of the economic environment, it is reasonably possible that the methodology of the assessment of potential loan losses, goodwill impairment, and other fair value measurements could change in the near-term or could result in impairment going forward.

Overview
The Company’s growth strategy is focused on three principal components: internal growth through strategic de novo branching, technological upgrades, and continual staff development.  The Company focuses on internal growth and identification of de novo branch opportunities that enhance franchise value.  Each retail region operates with a regional president accountable for the Company’s performance in their market.  The Company will also continue its focus on attracting key new hires and on ongoing development of existing staff.

Recent Transactions
On January 2, 2009, the Company paid its regular quarterly dividend of $0.07 per share and an additional $0.04 special dividend to its common shareholders of record as of December 14, 2008.

On January 9, 2009, the Company’s participation in the CPP of the Treasury offered under the EESA added $20.0 million in liquidity and capital for the purpose of funding loans.

Results of Operations
The Company’s net income for the year ended December 31, 2008 totaled $5.5 million compared to $8.8 million for the year ended December 31, 2007, a decrease of $3.3 million, or 36.9%.  Basic earnings per share were $0.84 and $1.34 for the years ended December 31, 2008 and 2007, respectively.  Diluted earnings per share were $0.83 for the year ended December 31, 2008 compared to $1.32 per share earned for the year ended December 31, 2007.  Total provision for loan loss increased $3.4 million in year-to-date comparison.  The increase in provision expense was primarily driven by an increase of $1.9 million in net charge-offs, credit downgrades identified in the loan portfolio during the year, and an increase in average loan volume of $39.6 million (see Asset Quality).  Net interest income increased $2.8 million, or 7.6%, in 2008, primarily attributable to the lower cost of interest-bearing liabilities.  Interest expense decreased $4.4 million for the year ended December 31, 2008, as compared to the same period ended December 31, 2007, as the Company adjusted deposit rates in response to the 400 basis point drop in interest rates by the Federal Open Market Committee (“FOMC”) during 2008.  Total interest income decreased $1.7 million, despite an $83.8 million increase in average earning assets, primarily due to a 104 basis points decrease in the average loan yield.

Other noninterest income increased $869,000, or 6.1%, primarily due to increases of $384,000 in service charges on deposit accounts, $635,000 in debit card and ATM transaction fee income, and a $131,000 one-time payment recorded in other noninterest income in the first quarter of 2008 related to VISA’s mandatory redemption of a portion of its Class B shares outstanding in connection with an initial public offering.  These increases were partially offset by a decrease of $205,000 in mortgage processing fee income.  Noninterest expense increased $5,340,000 due to increases in salaries and benefits costs ($1,005,000), occupancy expenses ($1,810,000), professional fees ($410,000), marketing expenses ($414,000), FDIC insurance premiums ($349,000), data processing expenses ($287,000), ATM and debit card processing fees ($268,000), corporate development expenses ($283,000), and losses on other assets repossessed ($299,000).

The results for the year ended December 31, 2008 were positively impacted by a lower effective tax rate of 7.50% for 2008 as compared to 20.62% in 2007 that reduced income tax expense by $1.8 million.  The lower effective tax rate resulted from decreased pretax earnings due to the $3.4 million increase in the provision for loan losses combined with sustained interest income from tax exempt municipal securities within the investment portfolio.  Additionally, the Work Opportunity Tax Credit was applied to the tax expense for the years ended December 31, 2008 and 2007, which reduced the expense by $149,000 and $99,000, respectively.

The Company’s total consolidated assets increased $82.8 million, or 9.7%, from $854.0 million at December 31, 2007, to $936.8 million at December 31, 2008.  Total loans grew $39.5 million, or 6.9%, from $569.5 million at December 31, 2007 to $609.0 million at December 31, 2008, primarily in commercial credits and real estate mortgage loans.  Total deposits grew $33.2 million, or 4.5%, from $733.5 million at December 31, 2007, to $766.7 million at December 31, 2008.  The Company maintained a strong noninterest-bearing deposit portfolio of $199.9 million, or 26.1% of total deposits, and grew interest-bearing deposits primarily in consumer Platinum checking and business checking accounts.

Nonperforming assets, including loans 90 days or more past due and still accruing (“loans past due”), totaled $11.0 million at December 31, 2008 compared to $3.0 million at December 31, 2007.  Nonaccrual loans increased $7.8 million from 2007 to 2008, primarily attributable to one loan relationship totaling $7.4 million in the Baton Rouge market secured by commercial real estate.  Loans past due increased $25,000 in annual comparison, from $980,000 at December 31, 2007 to $1,005,000 at December 31, 2008.  As a percentage of total assets, nonperforming assets increased from 0.35% at December of 2007 to 1.17% at December of 2008.

Net loan charge-offs for 2008 were $2.4 million, or 0.40% of average loans, compared to $540,000, or 0.10% of average loans, recorded a year earlier.  The Company provided $4.6 million for loan losses in 2008 compared to $1.2 million in 2007 to bring the ALL as a percentage of total loans to 1.25% at year-end 2008 compared to 0.99% at year-end 2007.  The increase in provision expense was primarily driven by an increase of $1.9 million in net charge-offs, credit downgrades identified in the loan portfolio, and an increase in average loan volume of $39.6 million during the year ending December 31, 2008.

The Company’s leverage ratio was 8.38% at December 31, 2008, compared to 8.67% at December 31, 2007.  Return on average common equity was 7.79% for 2008 compared to 13.83% for 2007.  Return on average assets was 0.60% compared to 1.06% for the same periods, respectively.

Table 1
Summary of Return on Equity and Assets
	2008	2007	2006
Return on average assets	0.60%	1.06%	1.08%
Return on average common equity	7.79%	13.83%	14.68%
Dividend payout ratio on common stock	38.14%	19.97%	18.14%
Average equity to average assets	7.75%	7.69%	7.35%

Earnings Analysis
Net Interest Income
The primary source of earnings for the Company is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  The Company’s net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.93%, 5.10%, and 4.90% for the years ended December 31, 2008, 2007, and 2006, respectively.  Tables 2 and 3 analyze the changes in net interest income for each of the three year periods ended December 31, 2008, 2007, and 2006.

Table 2
Consolidated Average Balances, Interest, and Rates (in thousands)
	Year Ended December 31,
	2008			2007			2006
	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate
Assets
Investment securities[1]
Taxable	$97,363	$4,381	4.50%	$85,999	$4,089	4.75%	$98,173	$4,459	4.54%
Tax-exempt[2]	112,801	6,100	5.41%	110,256	5,846	5.30%	93,918	4,803	5.11%
Other investments	4,172	136	3.26%	3,533	156	4.42%	2,377	80	3.37%
Total investments	214,336	10,617	4.95%	199,788	10,091	5.05%	194,468	9,342	4.80%
Federal funds sold	29,406	669	2.24%	15,554	788	5.00%	23,528	1,134	4.75%
Loans
Commercial and real estate	461,382	35,404	7.67%	426,038	38,314	8.99%	376,827	32,894	8.73%
Installment	113,973	10,128	8.89%	109,688	9,651	8.80%	97,693	8,251	8.45%
Total loans[3]	575,355	45,532	7.91%	535,726	47,965	8.95%	474,520	41,145	8.67%
Other earning assets	15,892	447	2.81%	118	7	5.93%	205	12	5.85%
Total earning assets	834,989	57,265	6.86%	751,186	58,851	7.83%	692,721	51,633	7.45%
Allowance for loan losses	(5,910)			(5,079)			(4,686)
Nonearning assets	88,808			79,327			73,568
Total assets	$917,887			$825,434			$761,603

Liabilities and shareholders’ equity
NOW, money market, and savings	$453,531	$7,958	1.75%	$419,983	$13,017	3.10%	$388,880	$12,084	3.11%
Time deposits	146,272	5,952	4.07%	121,238	5,089	4.20%	117,149	4,053	3.46%
Total interest-bearing deposits	599,803	13,910	2.32%	541,221	18,106	3.35%	506,029	16,137	3.19%
Borrowings:
Securities sold under agreements to repurchase and federal funds purchased	35,999	875	2.39%	13,880	531	3.77%	4,014	184	4.52%
FHLB advances	452	16	3.48%	8,309	500	5.94%	-	-	-
FRB Discount Window	4,491	65	1.45%	-	-	-	-	-	-
Total borrowings	40,942	956	2.30%	22,189	1,031	4.58%	4,014	184	4.52%
Junior subordinated debentures	15,465	1,219	7.75%	15,465	1,397	8.91%	15,465	1,371	8.74%
Total interest-bearing liabilities	656,210	16,085	2.45%	578,875	20,534	3.55%	525,508	17,692	3.37%
Demand deposits	185,113			178,933			176,353
Other liabilities	5,466			4,158			3,733
Shareholders’ equity	71,098			63,468			56,009
Total liabilities and shareholders’ equity	$917,887			$825,434			$761,603

Net interest income and net interest spread		$41,180	4.41%		$38,317	4.28%		$33,941	4.08%
Net yield on interest earning assets			4.93%			5.10%			4.90%

1Securities classified as available-for-sale are included in average balances and interest income figures and reflect interest earned on such securities.
2 Interest income of $1,792,000 for 2008, $1,712,000 for 2007, and $1,398,000 for 2006 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
3Interest income includes loan fees of $3,801,000 for 2008, $3,352,000 for 2007, and $3,400,000 for 2006.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3
Changes in Taxable-Equivalent Net Interest Income (in thousands)
	2008 Compared to 2007			2007 Compared to 2006
	Total Increase	Change Attributable To		Total Increase	Change Attributable To
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities and interest-bearing deposits
Taxable	$292	$519	$(227)	$(370)	$(571)	$201
Tax-exempt	254	137	117	1,043	861	182
Other investments	(20)	25	(45)	76	46	30
Federal funds sold	(119)	468	(587)	(346)	(372)	26
Loans, including fees	(2,433)	3,387	(5,820)	6,820	5,445	1,375
Other earning assets	440	444	(4)	(5)	(5)	-
Total	(1,586)	4,980	(6,566)	7,218	5,404	1,814

Interest paid on:
Interest-bearing deposits	(4,196)	1,804	(6,000)	1,969	1,155	814
Securities sold under agreements to repurchase and federal funds purchased	344	657	(313)	347	355	(8)
FHLB Advances	(484)	(366)	(118)	500	500	-
FRB Discount Window	65	33	32	-	-	-
Junior subordinated debentures	(178)	-	(178)	26	-	26
Total	(4,449)	2,128	(6,577)	2,842	2,010	832
Taxable-equivalent net interest income	$2,863	$2,852	$11	$4,376	$3,394	$982

NOTE:  Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Net interest income on a taxable-equivalent basis increased $2.9 million for 2008 over 2007 and $4.4 million for 2007 over 2006.  Average earning assets increased $83.8 million, or 11.2%, from $751.2 million at December 31, 2007, to $835.0 million at December 31, 2008.  The yield on average earning assets decreased 97 basis points, from 7.83% to 6.86% in annual comparison.  Average loan yields decreased 104 basis points, from 8.95% at December 31, 2007, to 7.91% at December 31, 2008, primarily due to the Company’s variable rate loans that adjusted with Prime.  The Prime rate decreased 400 basis points during the course of the year, from 7.25% to 3.25% at year end.  An increase in loan volume of $39.6 million, or 7.4%, partially offset the decrease in rates and resulted in a $2.4 million decrease in interest earned on loans for 2008.  Rate decreases on earning assets offset volume increases and resulted in a decrease of $1.6 million in taxable-equivalent interest income.  The $1.6 million decrease was offset by a $4.4 million decrease in interest paid on interest-bearing liabilities.  Interest paid on average interest-bearing deposits decreased $4.2 million due to a 103 basis point decrease in the average rate from 3.35% at December 31, 2007 to 2.32% at December 31, 2008.  The decrease in average cost of deposits was partially offset by a $58.6 million increase in average interest-bearing deposit volume.  The cost of total interest-bearing liabilities decreased 110 basis points from 3.55% at December 31, 2007 to 2.45% at December 31, 2008.

In 2007, a 12.9% increase in the average volume of loans combined with 28 basis points of improvement in average loan yields contributed greatly to the $4.4 million increase in taxable-equivalent net interest income.  The average yield on the loan portfolio increased from 8.67% in 2006 to 8.95% in 2007.  Loan yields improved as the Company’s variable-rate loans remained stable with a flat Prime rate for most of the year.  Prime increased 100 basis points to 8.25% by mid-year 2006 and held steady until mid-September 2007, when it began its descent to 7.25% at year-end.  A $7.2 million improvement in taxable-equivalent interest income was partially offset by a $2.8 million increase in interest expense resulting primarily from a 7.0% increase in the average volume of interest-bearing deposits and an increase of 16 basis points in the average rate paid on interest-bearing deposits in 2007.

In the investment portfolio, the Company reinvested cash flows from the portfolio into quality tax-exempt municipal bonds and agency-backed Collateralized Mortgage Obligations (“CMOs”) in 2008.  The average volume of investment securities increased $14.5 million in 2008, from $199.8 million in 2007 to $214.3 million.  Average taxable-equivalent yields on investment securities decreased 10 basis points, from 5.05% in 2007 to 4.95% in 2008.  Accordingly, the taxable-equivalent interest income on investment securities increased $526,000 in 2008 as compared to 2007.  In 2007, the average volume of investment securities increased $5.3 million, from $194.5 million in 2006 to $199.8 million in 2007, while federal funds sold volume decreased $8.0 million.  Average taxable-equivalent yields on investment securities increased to 5.05% in 2007, up 25 basis points from 4.80% in 2006.  Improvement in investment volume and yields increased taxable-equivalent interest income on investment securities $749,000 for 2007.

From 2007 to 2008, the average volume of federal funds sold and other earning assets increased $13.9 million and $15.8 million, respectively.  In comparing average volume of assets and liabilities, the $64.8 million increase in deposits exceeded the $39.6 million increase in loans resulting in $25.2 million of excess funds.  These funds were invested in federal funds overnight and other interest-earning assets, the majority of which were time deposits held with other banks.  The increase in average volume of federal funds sold was offset by a 276 basis points decrease in the average yield from 5.00% to 2.24%, which reduced interest earned by $119,000 in yearly comparison.  Interest earned on other interest-earning assets increased $440,000 as the volume increase was partially offset by a 312 basis points reduction in average yield.

The Company maintained its strong core noninterest-bearing deposit base with 23.6% of average total deposits in 2008 compared to 24.8% in 2007 and 25.8% in 2006.  The interest-bearing deposit mix consisted of 57.8% in NOW, money market, and savings deposits, and 18.6% in time deposits, primarily due to growth in the Company’s Platinum checking accounts.  The Platinum accounts offer competitive market rates to the Company’s depositors.  The average rate paid on NOW, money market, and savings dollars decreased 135 basis points to 1.75% in 2008, down from 3.10% in 2007.  Of total average deposits in 2007, the mix of average total interest-bearing deposits was 58.4% NOW, money market and savings deposits, and 16.8% certificates of deposit.  These two categories of interest-bearing deposits were 57.0% and 17.2% of average total deposits, respectively, in 2006.  The Company typically offers certificates of deposit at mid-to-low market rates, but a special promotional rate of 5.13% on a 13 month certificate of deposit was offered in the fourth quarter of 2006 in all markets.  The promotional rate was continued in selected Louisiana markets and the Texas market for part of 2007 and contributed to a 74 basis points increase in the average yield on certificates of deposit in 2007, from 3.46% in 2006 to 4.20%.

Interest expense on the Company’s junior subordinated debentures decreased 116 basis points, from 8.91% in 2007 to 7.75% in 2008 due to decreases in the variable rate paid on the $8.2 million in debentures. The $8.2 million in debentures, issued on September 20, 2004, carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate on these debentures at December 31, 2008 was 4.03%.  In 2007, the yield on the junior subordinated debentures increased 17 basis points, from 8.74% at December 31, 2006 to 8.91% at December 31, 2007.  The $8.2 million in debentures mature on September 20, 2034 and,  under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.  On February 22, 2001, the Company issued the $7.2 million of junior subordinated debentures.  The $7.2 million in debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031 and, under certain circumstances, are subject to repayment on February 22, 2011, or thereafter.

NonInterest Income
Service charges and fees on deposit accounts represent the primary source of noninterest income for the Company.  Income from service charges and fees on deposit accounts, including insufficient funds fees (“NSF” fees), increased $384,000 in 2008 compared to a $1.1 million increase in 2007.  Income on ATM and debit card transactions increased $635,000 in 2008 and $414,000 in 2007 as the result of an increase in transactions processed.  Other noninterest income decreased $150,000 in 2008 and increased $335,000 in 2007.  The decrease in 2008 was the result of a reduction in mortgage processing fee income of $205,000, which was partially offset by a $131,000 one-time payment recorded in other noninterest income in the first quarter of 2008 related to VISA’s mandatory redemption of a portion of its Class B shares outstanding in connection with an initial public offering.

Noninterest Expense
Total noninterest expense increased 13.8%, or $5.3 million, from 2007 to 2008, and 16.6%, or $5.5 million, from 2006 to 2007.  The Company's growth and expansion over the past three years resulted in increased salaries and employee benefits costs, occupancy expenses, marketing expenses, and education and travel expenses. These increases reflect the Company’s long-term investment in staff development, system upgrades, and market development.

Salaries and employee benefits increased $1.0 million, or 5.0% in 2008 and the Company ended the year with 419 full-time equivalent (“FTE”) employees, an increase of 9 employees over 2007.  Salary and benefit costs increased in 2008 primarily due to the addition of staff for new branches, annual salary adjustments and higher group health insurance costs.  Salaries and employee benefits increased $3.6 million, or 22.2%, in 2007 and the Company ended the year with 410 full-time equivalent (“FTE”) employees, an increase of 39 employees over 2006.  Recruitment of talented leaders to support growth initiatives contributed to the increased salary and benefits costs in 2007.

Occupancy expenses increased $1,810,000 in 2008 and $889,000 in 2007 and included the cost of a new facility and renovations of the Company’s headquarters in 2008.  Four new facilities and three replacement facilities were completed during the year in 2007, which resulted in an increase over 2006.  Occupancy expense in 2008 captured a full year of depreciation on those seven facilities.  Premises and equipment additions and leasehold improvements totaled approximately $4.8 million, $11.3 million, and $9.7 million for the years 2008, 2007, and 2006, respectively.

Total other noninterest expense increased $2.5 million in 2008 and $1.0 million in 2007.  Data processing expenses increased $287,000, primarily due to the merger of the two banks in the first quarter of 2008.  ATM and debit card processing fees experienced a higher volume of electronic transactions processed, which increased fees by $268,000.  Professional fees increased $410,000 and resulted primarily from consulting fees related to external assistance with the formulation and execution of corporate strategic initiatives and certain finance and operations related projects.  Additionally, marketing and corporate development expenses increased $697,000 in 2008 to promote franchise growth.

FDIC insurance premiums increased $349,000 in 2008 and $77,000 in 2007.  In 2007, the Company qualified for a one-time credit totaling approximately $240,000, which offset the new FDIC assessment through the third quarter of 2007.  On October 3, 2008, the President of the United States signed the EESA into law. The EESA included a provision for an increase in the amount of deposits insured by the FDIC from $100,000 to $250,000 until December 2009.  In addition, the FDIC announced the TLGP on October 14, 2008.  Unlimited deposit insurance was provided on funds in noninterest-bearing transaction deposit accounts.  Coverage under the program is available for a limited period of time without charge and, thereafter, at a cost of 10 basis points per annum for noninterest-bearing transaction accounts with balances above $250,000.  FDIC assessments for 2009, based on increased premiums and current deposit growth projections, will total approximately $306,000 per quarter, or $1,224,000 for the year. On February 27, 2009, the FDIC approved an interim rule that would raise second quarter 2009 deposit insurance premiums for Risk Category I and impose a 10 to 20 basis points special assessment as of June 30, 2009, payable on September 30, 2009.  If the interim rule is adopted as final, the Company’s FDIC premiums would increase significantly in 2009.

The increase in noninterest expenses for 2007 resulted primarily from increases in professional fees of $339,000, education and training expenses of $235,000, ATM and debit card processing fees of $186,000, and data processing expenses of $160,000, primarily related to data communication lines.  The increase in education and training expenses in 2007 reflected the Company’s commitment to employee development.

Income Taxes
The Company's tax expense decreased by $1,830,000 in 2008 and $449,000 in 2007 and approximated 8% and 21% of income before taxes in 2008 and 2007, respectively.  For 2008, the lower effective tax rate was due to the lower pretax income which resulted in a larger impact by the nontaxable municipal interest on the statutory tax rate than in 2007. Additionally, the lower tax rates for 2008 and 2007 resulted from the Company’s recognition of the Work Opportunity Tax Credit under the Katrina Emergency Tax Relief Act of 2005, which reduced income tax expense by $149,000 in 2008 and $99,000 in 2007.   Interest income on nontaxable municipal securities also lowered the effective tax rate for 2006 to approximately 25%.  The notes to the consolidated financial statements provide additional information regarding the Company's income tax considerations.

Balance Sheet Analysis
Investment Securities
Total investment securities increased $40.2 million in 2008, from $192.2 million in 2007 to $232.4 million at December 31, 2008.  The increase resulted primarily from deposit growth outpacing loan growth during 2008.  Average duration of the portfolio was 3.92 years as of December 31, 2008 and the average taxable-equivalent yield was 4.95%.  For the year ended December 31, 2007, average duration of the portfolio was 3.57 years and the average taxable-equivalent yield was 5.05%.  Unrealized net gains before tax effect in the securities available-for-sale portfolio were $2.6 million at December 31, 2008, compared to unrealized net gain before tax effect of $1.2 million at December 31, 2007.  These amounts result from interest rate fluctuations.

At December 31, 2008, approximately $67.5 million, or 29.9%, of the Company's securities available-for-sale portfolio represented mortgage-backed securities and CMOs.  All of the mortgage-backed securities and CMOs are government agency sponsored with the exception of two privately issued CMOs with a current market value of $262,000. The Company monitors the risks due to changes in interest rates on mortgage-backed pools by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security.  CMOs totaled $47.8 million and represented pools that each had a book value of less than 10% of shareholders' equity at December 31, 2008.  All CMOs held in the portfolio are bank-qualified and not considered “high-risk” securities under the Federal Financial Institutions Examination Council (“FFIEC”) tests.  The Company does not own any “high-risk” securities as defined by the FFIEC.  An additional 17.6% of the available-for-sale portfolio consisted of U. S. Agency securities, while municipal and other securities represented 52.4% and 0.1% of the portfolio, respectively.  A detailed credit analysis on each municipal offering is reviewed prior to purchase by an investment advisory firm. In addition, the Company limits the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the nontaxable municipal securities portfolio.  The held-to-maturity portfolio consisted of $6.0 million in nontaxable and $0.5 million in taxable municipal securities.  The Company utilizes a qualified investment advisory firm that manages the securities portfolio and monitors the assigned ratings and credit quality of bonds.

Table 4 Composition of Investment Securities December 31 (in thousands)
	2008	2007	2006	2005	2004
Available-for-sale securities:
U. S. Treasuries	$-	$-	$1,986	$1,966	$2,000
U. S. Agencies	39,747	45,229	51,280	38,499	35,804
Obligations of state and political subdivisions	118,613	100,966	95,676	61,534	56,468
Mortgage-backed securities	19,661	24,250	29,888	33,715	30,962
Collateralized mortgage obligations	47,829	10,797	854	1,086	1,861
Corporate securities	-	-	990	2,629	7,089
Equity securities with readily determinable fair values	94	210	-	-	-
Mutual funds	-	-	-	-	9,077
Total available-for-sale securities	$225,944	$181,452	$180,674	$139,429	$143,261

Held-to-maturity securities:
Obligations of state and political subdivisions	$6,490	$10,746	$15,901	$19,611	$22,852
Total held-to-maturity securities	$6,490	$10,746	$15,901	$19,611	$22,852

Total investment securities	$232,434	$192,198	$196,575	$159,040	$166,113

Table 5 Investment Securities Portfolio Maturities and Average Taxable-Equivalent Yields For the Year Ended December 31, 2008 (dollars in thousands)
	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Securities available-for-sale:
U.S. Treasury and U.S. Agency securities	$18,145	2.72%	$21,602	4.20%	$-	-	$-	-	$39,747
Obligations of state and political subdivisions	11,541	4.95%	32,278	5.57%	53,330	5.53%	21,464	5.69%	118,613
Mortgage-backs and CMOs	19,433	5.27%	34,818	4.67%	12,670	5.72%	569	4.70%	67,490
Equity securities with readily determinable fair values	-	-	-	-	-	-	94	-	94
Total fair value	$49,119		$88,698		$66,000		$22,127		$225,944

	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Obligations of state and political subdivisions	$2,204	7.37%	$3,938	7.07%	$348	7.64%	$-	-	$6,490

Loan Portfolio
The Company’s loan portfolio totaled $609.0 million at December 31, 2008, up 6.9%, or $39.5 million, from $569.5 million at December 31, 2007.  In 2007, loans grew 14.1%, or $70.5 million.  Of the $39.5 million growth in 2008, $18.3 million was in real estate loans secured by mortgages.  The real estate loan growth consisted primarily of commercial credits that have ten to fifteen year amortization terms with rates fixed primarily for three and up to five years. The short-term structure of the real estate mortgage credits allows management greater flexibility in controlling interest rate risk.  The commercial portfolio, including agricultural, financial, and lease loans, increased $19.1 million.  The Company’s installment loan portfolio increased $2.1 million, or 8.6%, in 2008, primarily in the indirect auto financing and credit card portfolios.

The Company’s combined loan portfolio at December 31, 2008 consisted of approximately 52% in fixed rate loans, with the majority maturing within five years.  Approximately 48% of the portfolio earns a variable rate of interest, the greater majority of which adjusts to changes in the Prime rate and a smaller portion that adjusts on a scheduled repricing date.  The mix of variable and fixed rate loans provides some protection from changes in market rates of interest.

Table 6 Composition of Loans
December 31 (in thousands)
	2008	2007	2006	2005	2004
Commercial, financial, and agricultural	$210,058	$190,946	$155,098	$153,737	$123,835
Lease financing receivable	8,058	8,089	7,902	6,108	4,048
Real estate - mortgage	234,588	216,305	192,583	170,895	150,898
Real estate - construction	65,327	65,448	64,126	39,202	41,464
Installment loans to individuals	89,901	87,775	78,613	72,230	65,493
Other	1,023	942	724	622	733
Total loans	$608,955	$569,505	$499,046	$442,794	$386,471

NOTE:  The December 31, 2007 loan composition reflects a reclassification in real estate – construction, real estate – mortgage, and commercial, financial, and agricultural loans.

Table 7
Loan Maturities and Sensitivity to Interest Rates For the Year Ended December 31, 2008 (in thousands)
	Fixed and Variable Rate Loans at Stated Maturities				Amounts Over One Year With
	1 Year or Less	1 Year – 5 Years	Over 5 years	Total	Predetermined Rates	Floating Rates	Total
Commercial, financial, and agricultural	$96,789	$92,012	$21,257	$210,058	$74,234	$39,035	$113,269
Lease financing receivables	242	7,493	323	8,058	7,816	-	7,816
Real estate – mortgage	27,741	68,265	138,582	234,588	87,448	119,399	206,847
Real estate – construction	47,166	11,336	6,825	65,327	6,074	12,087	18,161
Installment loans to individuals	17,869	70,239	1,793	89,901	68,755	3,277	72,032
Other	1,023	-	-	1,023	-	-	-
Total	$190,830	$249,345	$168,780	$608,955	$244,327	$173,798	$418,125

The Bank has maintained its credit policy and underwriting procedures and has not relaxed these procedures to stimulate loan growth.  Completed loan applications, credit bureau reports, financial statements, and a committee approval process remain a part of credit decisions.  Documentation of the loan decision process is required on each credit application, whether approved or denied, to insure thorough and consistent procedures.

Asset Quality
Credit Risk Management
The Company manages its credit risk by observing written, board approved policies that govern all underwriting activities.  The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, bank concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At December 31, 2008, the Company identified one industry segment concentration that aggregates more than 10% of its consolidated loan portfolio.  The commercial real estate segment of the loan portfolio, the majority of which is owner-occupied real estate, represented approximately $85.4 million, or 14.0%, of the total loan portfolio.

Nonperforming Assets
Table 8 contains information about the Company's nonperforming assets, including loans past due.

Table 8 Asset Quality Information December 31 (in thousands)
	2008	2007	2006	2005	2004
Loans on nonaccrual	$9,355	$1,602	$1,793	$660	$472
Loans past due	1,005	980	98	2,510	488
Total nonperforming loans	10,360	2,582	1,891	3,170	960
Other real estate owned, net	329	143	368	98	445
Other assets repossessed	306	280	55	176	283
Total nonperforming assets	$10,995	$3,005	$2,314	$3,444	$1,688

Nonperforming loans to total loans	1.70%	0.45%	0.38%	0.72%	0.25%
Nonperforming assets to total assets	1.17%	0.35%	0.29%	0.49%	0.28%
Allowance as a percentage of nonperforming loans	73%	217%	263%	137%	401%

Nonperforming assets, including loans past due, totaled $11.0 million at December 31, 2008, $3.0 million at December 31, 2007, $2.3 million at December 31, 2006.  The increase in nonperforming assets in 2008 compared to 2007 resulted primarily from an increase of $7.8 million in nonaccrual loans.  The majority of the increase in nonaccrual loans represents one large credit in the Baton Rouge market secured by real estate.  Net charge-offs were 0.40% of total loans at December 31, 2008, compared to 0.10 % at December 31, 2007.  The increase resulted from charge-offs totaling approximately $550,000 in indirect auto loans due to fraudulent activity; $707,000 in consumer loans; $775,000 in commercial, industrial and agricultural loans; and $592,000 in real estate and construction loans.  The increased charge-off activity in the loan portfolio is reflective of the current economic environment.

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

Allowance for Loan Losses
Provisions totaling $4,555,000, $1,175,000, and $850,000, for the years 2008, 2007, and 2006, respectively, were considered necessary by management to bring the allowance to a level sufficient to cover probable losses in the loan portfolio.  Table 9 analyzes activity in the allowance for 2008, 2007, 2006, 2005, and 2004.

Table 9
Summary of Loan Loss Experience (in thousands)
	2008	2007	2006	2005	2004
Balance at beginning of year	$5,612	$4,977	$4,355	$3,851	$2,790

Charge-offs:
Commercial, financial, and agricultural	775	150	148	108	508
Real estate – construction	428	-	-	-	-
Real estate – mortgage	164	1	-	22	59
Installment loans to individuals	1,257	474	393	491	435
Lease financing receivables	-	1	-	-	-
Other	-	-	1	81	65
Total charge-offs	2,624	626	542	702	1,067

Recoveries:
Commercial, financial, and agricultural	35	18	85	102	87
Real-estate – mortgage	-	6	63	11	4
Installment loans to individuals	157	55	162	97	87
Lease financing receivables	-	6	-	-	-
Other	-	1	4	16	4
Total recoveries	192	86	314	226	182

Net charge-offs	2,432	540	228	476	885
Additions to allowance charged to operating expenses	4,555	1,175	850	980	991
Reclassification[1]	(149)	-	-	-	-
Acquisition	-	-	-	-	955

Balance at end of year	$7,586	$5,612	$4,977	$4,355	$3,851

Net charge-offs to average loans	0.40%	0.10%	0.05%	0.12%	0.30%
Year-end allowance to year-end loans	1.25%	0.99%	1.00%	0.98%	1.00%

1In the second quarter of 2008, approximately $149,000 of the allowance for loan loss was identified as a reserve for unfunded loan commitments.  The reserve was classified as a liability in accordance with SFAS No. 5, Accounting for Contingencies, in the same period.

Table 10 Allocation of Loan Loss by Category (dollars in thousands)
	2008		2007		2006		2005		2004
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and real estate	$1,586	34.5	$2,111	34.0	$1,543	31.0	$1,545	35.0	$1,996	32.0
Real estate - construction	2,911	10.7	659	11.0	647	13.0	367	9.0	382	11.0
Real estate – mortgage	1,999	38.5	1,893	39.0	1,891	38.0	1,698	39.0	613	39.0
Installment loans to individuals	1,058	14.8	805	15.0	796	16.0	645	16.0	789	17.0
Lease financing receivables	32	1.3	80	1.0	50	0.2	63	1.0	31	1.0
Other	-	-	64	-	50	-	37		40	-
	$7,586	100.0	$5,612	100.0	$4,977	100.0	$4,355	100.0	$3,851	100.0
Quarterly evaluations of the allowance are performed in accordance with GAAP and regulatory guidelines.  The allowance is comprised of specific reserves assigned to each impaired loan for which probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Funding Sources
Deposits
As of December 31, 2008, total deposits increased $33.2 million, up 4.5%, to $766.7 million following an increase of $17.3 million in 2007 to $733.5 million.  Deposit growth in 2008 was impacted by fluctuations in large commercial deposit balances and tough competition for deposit dollars within the Company’s markets.  Noninterest-bearing deposits increased $17.3 million to $199.9 million and represented 26.1% of total deposits at December 31, 2008, compared to 24.9% at December 31, 2007 and 25.8% at December 31, 2006.  Interest-bearing deposits in money market and savings accounts decreased $24.0 million, primarily in the Company’s commercial Platinum money market deposits.  NOW account deposits increased $20.3 million, primarily in consumer Platinum checking accounts.  Time deposits, which are comprised mostly of certificates of deposits, increased $19.7 million in 2008.   The increase was primarily driven by a short-term promotional offering in the fourth quarter of 2008.  Core deposits, defined as all deposits other than time deposits of $100,000 or more, remained strong at 89.1% of total deposits in 2008 compared to 90.1% at year-end 2007, and 92% at year-end 2006.  Strategically, to manage the margin and core deposit balances, the Company typically offers low- to mid-market rates on CDs and has no brokered deposits.  Additional information on the Company's deposits appears in the notes to the Company's consolidated financial statements.

Table 11
Summary of Average Deposits (in thousands)
	2008		2007		2006
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
Noninterest-bearing demand deposits	$185,113	-	$178,933	-	$176,353	-
Interest-bearing deposits:
Savings, NOW, and money market	453,531	1.75%	419,983	3.10%	388,880	3.11%
Time deposits	146,272	4.07%	121,238	4.20%	117,149	3.46%
Total	$784,916	1.77%	$720,154	2.51%	$682,382	2.37%

Table 12 Maturity Schedule Time Deposits of $100,000 or More (in thousands)
	2008	2007	2006
3 months or less	$33,941	$25,026	$16,836
3 months through 6 months	24,988	10,162	8,330
7 months through 12 months	15,775	19,881	18,388
Over 12 months	7,818	16,486	14,215
Total	$82,522	$71,555	$57,769

Borrowed Funds
As of December 31, 2008, the Company had securities sold under repurchase agreements totaling $25.0 million, $36.0 million in short-term Federal Reserve Discount Window borrowings, and $14.9 million in federal funds purchased.  At December 31, 2007, the Company had $26.3 million in securities sold under repurchase agreements and $4.4 million in short-term advances with the Federal Home Loan Bank.  The increase in borrowings resulted from the need to fund loan growth, which accelerated in the fourth quarter of 2008.

On September 20, 2004, the Company completed a second issuance of unsecured junior subordinated debentures in the amount of $8,248,000.  The $8.2 million in debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at December 31, 2008 was 4.03%.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

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

In July of 2007, the Company entered into a $12.5 million reverse repurchase agreement with Citigroup Markets, Inc. (“CGMI”).  The reverse repurchase agreement provided low cost funding to meet liquidity demands.  Under the terms of the agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2008 was 4.57%.  The repurchase date is scheduled for August 9, 2017; however, the agreement is subject to call by CGMI quarterly effective August 9, 2008.

The ESOP note held by the Bank totaled $18,000 at December 31, 2008.  The ESOP obligation constitutes a reduction of the Company's shareholders' equity because the primary source of loan repayment is contributions by the Bank to the ESOP; however, the loan is not guaranteed by the Company.  ESOP borrowings are eliminated from total loans and long-term debt as an intercompany balance in the Company's December 31, 2008 and 2007 consolidated financial statements.

Capital
The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At December 31, 2008, the Company and the Bank were in compliance with statutory minimum capital requirements.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of December 31, 2008, the Company’s Tier 1 capital to average adjusted assets (the “leverage ratio”) was 8.38% as compared to 8.67% at December 31, 2007.  Tier 1 capital to risk weighted assets was 11.04% and 11.21% for 2008 and 2007, respectively.  Total capital to risk weighted assets was 12.16% and 12.08%, respectively, for the same periods.  For regulatory purposes, Tier 1 Capital includes $15,500,000 of junior subordinated debentures issued by the Company.  For financial reporting purposes, these funds are included as a liability under GAAP.  The Bank’s leverage ratio was 8.27% at December 31, 2008.  At December 31, 2007, leverage ratios for MidSouth Bank, N.A. and MidSouth Bank Texas, N.A. were 8.59% and 8.65%, respectively.  The two banks were merged under MidSouth Bank, N.A. in the first quarter of 2008.

On January 9, 2009, the Company’s participation in the CPP of the Treasury offered under the EESA added $20.0 million in liquidity and capital for the purpose of funding loans.  Projected leverage capital ratios reflecting the impact of the additional capital were 10.34% and 9.86% for the Company and the Bank, respectively, at December 31, 2008.

The FDIC Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates.  The Bank was classified as “well capitalized” as of December 31, 2008.  No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading Balance Sheet Analysis - Securities, $2,571,000 in unrealized gains on securities available-for-sale, less a deferred tax liability of $874,000, was recorded as an addition to shareholders’ equity as of December 31, 2008.  As of December 31, 2007, $1,232,000 in unrealized gains on securities available-for-sale, less a deferred tax liability of $419,000, was recorded as an addition to shareholders' equity.  While the net unrealized loss or gain on securities available-for-sale is required to be reported as a separate component of shareholders' equity, it does not affect operating results or regulatory capital ratios.  The net unrealized gains and losses reported for December 31, 2008 and 2007, however, did affect the Company's equity-to-assets ratio for financial reporting purposes.  The ratio of equity-to-assets was 7.80% at December 31, 2008 and 8.02% at December 31, 2007.

Interest Rate Sensitivity
Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest.  During 2008, the Company utilized a qualified third party’s model of asset and liability management.  The third party utilizes its own proprietary software to model the Company’s assets and liabilities, combined with another qualified third party’s system to analyze the investment portfolio. The model captures data from the Company’s internal operating systems and additional information regarding rates and prepayment characteristics to construct an analysis that presents differences in the repricing and maturity characteristics of earning assets and interest-bearing liabilities for selected time periods. The analysis also factors in repricing characteristics and cash flows from payments received on loans and investments.  A consolidated gap analysis is presented in Table 13.  The cumulative one year gap position was approximately, $35.2 million or 3.76% of total assets, at December 31, 2008.

Table 13
Interest Rate Sensitivity and Gap Analysis Table December 31, 2008 (in thousands at book value)
	0-3 MOS	4-12 MO	1-5 YRS	>5YRS	Noninterest- Bearing	Total
Assets
Interest -bearing deposits	$33	$-	$-	$-	$-	$33
Federal funds sold	-	8,000	1,023	-	-	9,023
Investments:
Investment securities	31,109	28,417	51,886	58,187	-	169,599
Mortgage-backed securities	17,944	27,282	18,844	3,074	-	67,144
Loans:
Fixed rate	45,043	99,002	156,856	6,239	-	307,140
Variable/adjustable rate	180,770	19,910	89,101	12,034	-	301,815
Other Assets	-	-	-	-	89,647	89,647
Allowance for loan losses	-	-	-	-	(7,586)	(7,586)
Total assets	$274,899	$182,611	$317,710	$79,534	$82,061	$936,815

Liabilities and Shareholders’ Equity
Liabilities:
NOW	$-	$-	$-	$164,589	$-	$164,589
Savings and money market	219,772	-	-	30,025	-	249,797
Time deposits	52,572	78,326	21,361	160	-	152,419
Demand deposits	-	-	-	-	199,899	199,899
Other liabilities	71,624	-	-	19,717	5,726	97,067
Shareholders’ equity	-	-	-	-	73,044	73,044
Total liabilities and shareholders equity	$343,968	$78,326	$21,361	$214,491	$278,669	$936,815

Repricing/maturity gap
Period	$(69,069)	$104,285	$296,349	$(134,957)	$(196,608)
Cumulative	$(69,069)	$35,216	$331,565	$196,608	$-

Cumulative Gap/Total Assets	(7.37)%	3.76%	35.39%	20.99%

Net Interest Income at Risk
Changes in Interest Rates	Estimated Increase /Decrease in NII at December 31, 2008
Up 200 basis points	(.75)%
Down 100 basis points	1.56%

The model also uses the gap analysis data in Table 5 and additional information regarding rates and payment characteristics to perform simulation tests.  The tests use market data to perform simulations that measure the impact of changes in interest rates, the yield curve, and interest rate forecasts on net interest income and economic value of equity.  Results of the simulations at December 31, 2008 were within policy guidelines.  Table 13 includes a schedule of the estimated percentage changes in net interest income due to changes in interest rates of –100 and +200 basis points as determined through the rate shock analysis.  The results of the simulations are reviewed quarterly and discussed at Funds Management committee meetings of the Company’s Board of Directors.

The Company does not invest in derivatives and has none in its securities portfolio.

Liquidity
Bank Liquidity
Liquidity is the availability of funds to meet maturing contractual obligations and to fund operations.  The Bank’s primary liquidity needs involve its ability to accommodate customers’ demands for deposit withdrawals as well as customers’ requests for credit.  Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Bank.

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  The Company's core deposits are its most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity for the Bank.  A minimum of $48.3 million in projected cash flows from securities repayments during 2009 provides an additional source of liquidity.

The Bank also has significant borrowing capacity through secured borrowing lines with the Federal Reserve Bank of Atlanta (“FRB”) and with the FHLB of Dallas, Texas (“FHLB–Dallas”).  As of December 31, 2008, the Company had approximately $36.0 million borrowed against securities pledged to the Discount Window at the FRB.  The Company has the ability to post additional collateral for the Discount Window of approximately $87.0 million if necessary to meet liquidity needs.  Under existing agreements with the FHLB-Dallas, the Company’s borrowing capacity totaled $130.9 million at December 31, 2008.  With concerns about the stability of the FHLB system in the current economic environment, the Company has begun the process of transferring loan collateral from the FHLB-Dallas for pledging under a Borrower-in-Custody (“BIC”) line with the FRB.  Additional unsecured borrowing lines totaling $31.0 million are available to the Company through other correspondent banks.  These unsecured lines have been tested recently to ensure availability and the Company monitors the stability of its correspondent banks.  The Company utilizes these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within the Company’s markets.

Company Liquidity
On January 9, 2009, the Company’s participation in the CPP of the Treasury offered under the EESA of 2008 added $20.0 million in liquidity and capital. The Company distributed the majority of the proceeds to the Bank for the purpose of funding loans.  Some of the proceeds were retained at the Company to meet the 5% dividend requirement on the Series A Preferred Stock issued to the Treasury under the CPP.

At the company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series A Preferred Stock, and dividends on the common stock.  The Company issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001, the terms of which are described in the notes to the Company’s consolidated financial statements.  Dividends from the Bank totaling $4,000,000 and $3,500,000 provided additional liquidity for the Company in 2008 and 2007, respectively. As of January 1, 2009, the Bank had the ability to pay dividends to the Company of approximately $16.1 million without prior approval from its primary regulator.  As a publicly traded company, the Company also has the ability to issue additional trust preferred and other securities instruments to provide funds as needed for operations and future growth of the Company.

Dividends
The primary source of cash dividends on the Company's common stock is dividends from the Bank. The Bank has the ability to declare dividends to the Company without prior approval of primary regulators.  However, the Bank’s ability to pay dividends would be prohibited if the result would cause the Bank’s regulatory capital to fall below minimum requirements.  The CPP contains limitations on the payment of dividends on the common stock, including cash dividends in excess of $0.32 per share and on the Company’s ability to repurchase its common stock.

Cash dividends totaling $2,120,000 and $1,920,000 were declared to common shareholders during 2008 and 2007, respectively.  It is the intention of the Board of Directors of the Company to continue to pay quarterly dividends on the common stock at the rate of $0.07 per share.  A special dividend of $0.04 per share was paid in addition to the regular $0.07 per share dividend for the fourth quarter of 2008 to shareholders of record on December 14, 2008.

Contractual Obligations
In the normal course of business the Company uses various financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.  Additional information regarding contractual obligations appears in the notes to the Company’s consolidated financial statements.  The following table presents the Company’s significant contractual obligations as of December 31, 2008.

Table 14
Contractual Obligations (in thousands)
	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Time deposits	$152,419	$130,842	$19,390	$2,124	$63
Federal funds purchased	14,900	14,900	-	-	-
FRB Discount Window	36,000	36,000	-	-	-
Long-term debt obligations	15,465	-	-	-	15,465
Repurchase investment	24,976	12,476	-	-	12,500
Operating lease obligations	19,453	1,637	2,915	2,526	12,375
Total	$263,213	$195,855	$22,305	$4,650	$40,403

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

Item 8 – Financial Statements and Supplementary Data

Consolidated Balance Sheets
December 31, 2008 and 2007
(dollars in thousands)
	2008	2007
Assets
Cash and due from banks, including required reserves of $2,749 and $4,186, respectively	$24,753	$25,419
Interest-bearing deposits in banks	33	54
Federal funds sold	-	5,400
Time deposits held in banks	9,023	-
Securities available-for-sale, at fair value (cost of $223,372 at December 31, 2008 and $180,220 at December 31, 2007)	225,944	181,452
Securities held-to-maturity (estimated fair value of $6,648 at December 31, 2008 and $10,974 at December 31, 2007)	6,490	10,746
Other investments	4,309	4,021
Loans	608,955	569,505
Allowance for loan losses	(7,586)	(5,612)
Loans, net	601,369	563,893
Bank premises and equipment, net	40,580	39,229
Accrued interest receivable	5,356	5,749
Goodwill and intangibles	9,605	9,759
Cash surrender value of life insurance	4,378	4,219
Other assets	4,975	4,115
Total assets	$936,815	$854,056

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$199,899	$182,588
Interest-bearing	566,805	550,929
Total deposits	766,704	733,517
Borrowings	75,876	30,717
Accrued interest payable	1,227	1,314
Junior subordinated debentures	15,465	15,465
Other liabilities	4,499	4,574
Total liabilities	863,771	785,587

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.10 par value; 10,000,000 shares authorized, 6,788,885 and 6,722,993 issued and 6,618,220 and 6,576,165 outstanding at December 31, 2008 and December 31, 2007, respectively	679	672
Additional paid-in capital	52,097	51,327
Unearned ESOP shares	(18)	(133)
Accumulated other comprehensive income	1,697	813
Treasury stock- 170,665 shares at December 31, 2008 and 146,828 shares at December 31, 2007, at cost	(3,544)	(3,040)
Retained earnings	22,133	18,830
Total shareholders’ equity	73,044	68,469
Total liabilities and shareholders’ equity	$936,815	$854,056

See notes to consolidated financial statements.

Consolidated Statements of Earnings
December 31, 2008, 2007 and 2006
(in thousands, except per share data)
	Twelve Months Ended December 31,
	2008	2007	2006
Interest income:
Loans, including fees	$45,532	$47,966	$41,144
Investment securities:
Taxable	4,827	4,251	4,552
Nontaxable	4,308	4,134	3,405
Other interest income	805	788	1,134
Total interest income	55,472	57,139	50,235

Interest expense:
Deposits	13,910	18,106	16,137
Borrowings	956	1,031	184
Junior subordinated debentures	1,219	1,397	1,371
Total interest expense	16,085	20,534	17,692

Net interest income	39,387	36,605	32,543
Provision for loan losses	4,555	1,175	850
Net interest income after provision for loan losses	34,832	35,430	31,693

Non-interest income:
Service charges on deposit accounts	10,265	9,881	8,758
Losses on sale of investment securities, net	-	-	(8)
ATM and debit card income	2,739	2,104	1,690
Other charges and fees	2,124	2,274	1,939
Total noninterest income	15,128	14,259	12,379

Noninterest expenses:
Salaries and employee benefits	20,951	19,946	16,329
Occupancy expense	8,687	6,877	5,988
ATM and debit card expense	1,351	1,083	897
Other	12,985	10,728	9,910
Total noninterest expense	43,974	38,634	33,124

Earnings before income taxes	5,986	11,055	10,948
Income tax expense	449	2,279	2,728
Net earnings	$5,537	$8,776	$8,220

Earnings per common share:
Basic	$0.84	$1.34	$1.26
Diluted	$0.83	$1.32	$1.24

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
December 31, 2008, 2007 and 2006
(in thousands)
	2008	2007	2006
Net earnings	$5,537	$8,776	$8,220
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the year net of income tax expense of $456, $861 and $87, respectively	884	1,671	170
Reclassification adjustment for losses included in net earnings, net of income tax benefit of $3 for the year ended December 31, 2006	-	-	5
Total other comprehensive income	884	1,671	175
Total comprehensive income	$6,421	$10,447	$8,395

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
December 31, 2008, 2007 and 2006
(in thousands, except share and per share data)
	Common Stock		Additional Paid-in Capital	ESOP Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Total

	Shares	Amount
Balance December 31, 2005	6,257,621	$626	$41,785	$(47)	$(1,033)	$(1,229)	$13,084	$53,186
Dividends on common stock - $0.22 per share	-	-	-	-	-	-	(1,463)	(1,463)
Stock dividend of 25% per common share, including cash paid for fractional shares	-	-	-	-	-	-	(13)	(13)
Exercise of stock options	98,325	10	341	-	-	-	-	351
Tax benefit resulting from exercise of stock options	-	-	615	-	-	-	-	615
Purchase of treasury stock, 50,517 shares	-	-	-	-	-	(1,289)	-	(1,289)
Net earnings	-	-	-	-	-	-	8,220	8,220
ESOP compensation expense	-	-	89	(205)	-	-	-	(116)
Stock option expense	-	-	77	-	-	-	-	77
Change in accumulated other comprehensive income	-	-	-	-	175	-	-	175
Balance December 31, 2006	6,355,946	636	42,907	(252)	(858)	(2,518)	19,828	59,743
Dividends on common stock - $0.29 per share	-	-	-	-	-	-	(1,920)	(1,920)
Stock dividend of 5% per common share, including, cash paid for fractional shares	317,266	32	7,810	-	-	-	(7,854)	(12)
Exercise of stock options	49,781	4	266	-	-	-	-	270
Tax benefit resulting from exercise of stock options	-	-	138	-	-	-	-	138
Purchase of treasury stock, 27,871 shares	-	-	-	-	-	(522)	-	(522)
Net earnings	-	-	-	-	-	-	8,776	8,776
ESOP compensation expense	-	-	110	119	-	-	-	229
Stock option expense	-	-	96	-	-	-	-	96
Change in accumulated other comprehensive income	-	-	-	-	1,671	-	-	1,671
Balance December 31, 2007	6,722,993	672	51,327	(133)	813	(3,040)	18,830	68,469
Cumulative effect adjustment for the adoption of EITF 06-4	-	-	-	-	-	-	(115)	(115)
Dividends on common stock - $0.32 per share	-	-	-	-	-	-	(2,120)	(2,120)
Exercise of stock options	65,892	7	469	-	-	-	-	476
Tax benefit resulting from exercise of stock options	-	-	205	-	-	-	-	205
Purchase of treasury stock, 23,837 shares	-	-	-	-	-	(504)	-	(504)
Net earnings	-	-	-	-	-	-	5,537	5,537
ESOP compensation expense	-	-	28	115	-	-	-	143
Stock option expense	-	-	69	-	-	-	-	69
Change in accumulated other comprehensive income	-	-	-	-	884	-	-	884
Balance December 31, 2008	6,788,885	$679	$52,097	$(18)	$1,697	$(3,544)	$22,133	$73,044

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
December 31, 2008, 2007, and 2006
(in thousands)
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$5,537	$8,776	$8,220
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,381	2,808	2,713
Provision for loan losses	4,555	1,175	850
Deferred income taxes	30	1,232	(152)
Amortization of premiums on securities, net	380	555	711
Loss on sales of investment securities	-	-	8
Net loss on sale of other real estate owned	-	28	14
Impairment on premises and equipment	-	-	248
Loss on sale of equipment	188	26	-
Stock option compensation expense	69	96	77
Change in accrued interest receivable	393	(257)	(572)
Change in accrued interest payable	(87)	117	260
Change in other assets and liabilities, net	(1,442)	(32)	(105)
Net cash provided by operating activities	13,004	14,524	12,272
Cash flows from investing activities:
Net increase in interest earning time deposits	(9,023)	-	-
Proceeds from sales of investment securities available-for-sale	-	-	2,989
Proceeds from maturities and calls of investment securities available-for-sale	52,593	28,978	46,082
Proceeds from maturities of investment securities held-to-maturity	4,269	5,166	3,720
Purchases of investment securities available-for-sale	(96,134)	(27,793)	(90,779)
Proceeds from redemption of other investments	1,468	1,169	598
Purchases of other investments	(1,762)	(2,685)	(1,088)
Net change in loans	(42,430)	(71,134)	(57,128)
Purchases of premises and equipment	(4,777)	(11,325)	(9,665)
Proceeds from sale of premises and equipment	12	69	-
Proceeds from sales of other real estate owned	282	449	159
Net cash used in investing activities	(95,502)	(77,106)	(105,112)
Cash flows from financing activities:
Change in deposits	33,187	17,337	91,241
Change in repurchase agreements	(1,341)	21,842	2,743
Change in federal funds purchased	14,900	-	-
Proceeds from FHLB advances	19,100	412,869	31,450
Repayments of FHLB advances	(23,500)	(414,119)	(25,800)
Federal Reserve Discount Window borrowing	36,000	-	-
Purchase of treasury stock	(504)	(522)	(1,289)
Proceeds from exercise of stock options	476	271	615
Tax benefit due to exercise of stock options	205	138	351
Payment of dividends on common stock	(2,112)	(1,753)	(1,491)
Cash paid for fractional shares	-	(12)	(13)
Net cash provided by financing activities	76,411	36,051	97,807
Net (decrease) increase in cash and cash equivalents	(6,087)	(26,531)	4,967
Cash and cash equivalents, beginning of year	30,873	57,404	52,437
Cash and cash equivalents, end of year	$24,786	$30,873	$57,404

Supplemental cash flow information:
Interest paid	$16,172	$20,417	$17,432
Income taxes paid	$552	$850	$2,463
Noncash investing and financing activities:
Change in unrealized gains/losses on securities available-for-sale, net of tax	$884	$1,671	$170
Transfer of loans to other real estate	$514	$251	$444

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The consolidated financial statements include the accounts of MidSouth Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries MidSouth Bank, N.A. (the “Bank”) and Financial Services of the South, Inc. (the “Finance Company”), which has liquidated its loan portfolio. The Company merged its two wholly-owned banking subsidiaries, MidSouth Bank, N.A. (Louisiana) and MidSouth Bank Texas, N.A. into MidSouth Bank, N.A., at the end of the first quarter of 2008.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company is subject to regulation under the Bank Holding Company Act of 1956.  The Bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

The Company is a bank holding company headquartered in Lafayette, Louisiana operating principally in the community banking business by providing banking services to commercial and retail customers through the Bank. The Bank is community oriented and focuses primarily on offering competitive commercial and consumer loan and deposit services to individuals and small to middle market businesses in south Louisiana and southeast Texas.

The accounting principles followed by the Company and its subsidiaries, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry.  In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements.  Actual results could differ significantly from those estimates.  Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, the assessment of goodwill for impairment, and valuation allowances associated with the realization of deferred tax assets related to goodwill and other intangibles  which are based on future and taxable income. Given the current instability of the economic environment, it is reasonably possible that the methodology of the assessment of potential loan losses, losses on other real estate owned, goodwill impairment, and other fair value measurements could change in the near term or could result in impairment going forward.

 A summary of significant accounting policies follows:

Cash and cash equivalents-- Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest bearing deposits in other banks with original maturities of less than 90 days.

Investment Securities--Management determines the appropriate classification of debt securities at the time of purchase and reassesses this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. The Company had no trading account securities during the three years ended December 31, 2008. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of shareholders’ equity.

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

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructurings and performing and nonperforming major loans in which full payment of principal or interest is not expected. Non-major homogenous loans, which are evaluated on an overall basis, generally include all loans under $250,000. The Company calculates the allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

The allowance is composed of general reserves and specific reserves.  General reserves, established under the provisions of SFAS No. 5, Accounting for Contingencies ("SFAS No. 5") are determined by applying loss percentages to segments of the portfolio.  The loss percentages are based on each segment’s historical loss experience and adjustment factors derived from conditions in the Bank’s internal and external environment.  All loans considered to be impaired are evaluated on an individual basis to determine specific reserve allocations in accordance with SFAS No. 114,  Accounting by Creditors for Impairment of a Loan.    Loans for which specific reserves are provided are excluded from the calculation of general reserves.

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

Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-based Payment (Revised December 2004).  SFAS No. 123R requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.

Basic and Diluted Earnings Per Common Share—Basic earnings per common share (EPS) excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed by dividing net earnings by the total of the weighted-average number of shares outstanding plus the effect of outstanding options.  The Company declared a 5% stock dividend in 2007 and a 25% stock dividend in 2006.  All share and per share information has been adjusted to give retroactive effect to the stock dividends. The amounts of common stock and additional paid-in capital have been adjusted to give retroactive effect to the large stock dividends.  Small stock dividends, or dividends less than 25% of issued shares at the declaration date, are reflected as an increase in common stock and additional paid-in capital and a decrease in retained earnings for the market value of the shares on the date the dividend is declared.

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

Statements of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits in other banks with original maturities of less than 90 days. Generally, federal funds are sold for one-day periods.

Recent Accounting Pronouncements— In February 2008, the FASB issued FSP FAS No. 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This FSP amends SFAS No. 157, Fair Value Measurements, to exclude SFAS No. 13, Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. This FSP is not expected to have any effect on the Company’s financial position, results of operations, or cash flows.

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP is not expected to have any effect on the Company’s financial position, results of operations, or cash flows.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active. This FSP is not expected to have any effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”).  Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141R will have a significant impact on the accounting for transaction and restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination.  Under SFAS No. 141R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until a transaction occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. The Company does not expect the adoption of SFAS No. 160 to have any impact on its financial position, results of operations, and cash flows.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2008.  The reclassifications had no impact on net income or shareholders equity.

2. INVESTMENT SECURITIES
The portfolio of securities consisted of the following (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government Agencies and SBA loans	$39,163	$584	$-	$39,747
Obligations of state and political subdivisions	116,811	2,350	548	118,613
Mortgage-backed securities	19,433	234	6	19,661
Collateralized mortgage obligations	47,715	258	144	47,829
Equity securities with readily determinable fair values	250	-	156	94
	$223,372	$3,426	$854	$225,944

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government Agencies and SBA loans	$44,915	$339	$25	$45,229
Obligations of state and political subdivisions	99,842	1,219	95	100,966
Mortgage-backed securities	24,375	73	198	24,250
Collateralized mortgage obligations	10,838	25	66	10,797
Equitable securities with readily determinable fair values	250	-	40	210
	$180,220	$1,656	$424	$181,452

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$6,490	$158	$-	$6,648

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$10,746	$228	$-	$10,974

The amortized cost and fair value of debt securities at December 31, 2008 by contractual maturity are shown below (in thousands).  Except for mortgage-backed securities, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$29,455	$29,686
Due after one year through five years	52,452	53,880
Due after five years through ten years	52,153	53,330
Due after ten years	21,914	21,464
Mortgage-backed securities and collateralized mortgage obligations	67,148	67,490
	$223,122	$225,850

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$2,204	$2,227
Due after one year through five years	3,938	4,045
Due after five years through ten years	348	376
	$6,490	$6,648

Details concerning investment securities with unrealized losses as of December 31, 2008 are as follows (in thousands):

	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Obligations of state and political subdivisions	$19,769	$452	$609	$96	$20,378	$548
Mortgage-backed securities	1,231	4	131	2	1,362	6
Collateralized mortgage obligations	18,050	91	508	53	18,558	144
Equity securities with readily determinable fair values	-	-	94	156	94	156
	$39,050	$547	$1,342	$307	$40,392	$854

Details concerning investment securities with unrealized losses as of December 31, 2007 are as follows (in thousands):

	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government Agencies and SBA loans	$-	$-	$16,974	$26	$16,974	$26
Obligations of state and political subdivisions	1,599	12	11,417	82	13,016	94
Mortgage-backed securities	6,698	17	10,910	181	17,608	198
Collateralized mortgage obligations	5,732	34	351	32	6,083	66
Equity securities with readily determinable fair values	210	40	-	-	210	40
	$14,239	$103	$39,652	$321	$53,891	$424

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

The unrealized losses at December 31, 2008 and 2007 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2008 and 2007, management had both the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary. No impairment losses were recognized during the years ended December 31, 2008, 2007, or 2006.

Of the securities issued by U.S. Government agencies and SBA held by the Company at December 31, 2008, none of the 11 securities contained unrealized losses, while 33 out of 241 securities issued by state and political subdivisions contained unrealized losses.  Of the mortgage-backed securities, 7 out of 52 contained unrealized losses.  Of the collateralized mortgage obligations, 7 out of 19 contained unrealized losses.  The only equity security held by the Company at December 31, 2008 and with a readily determinable market value contained an unrealized loss.

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

During the years ended December 31, 2008 and 2007, the Company did not sell any securities.  Proceeds from sales of securities available-for-sale during 2006 was $2,989,000.  Gross losses of $8,000 were recognized on sales in 2006.

Securities with an aggregate carrying value of approximately $111,781,000 and $63,286,000 at December 31, 2008 and 2007, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. LOANS
The loan portfolio consisted of the following (in thousands):

	December 31,
	2008	2007
Commercial, financial and agricultural	$210,058	$190,946
Lease financing receivable	8,058	8,089
Real estate – mortgage	234,588	216,305
Real estate – construction	65,327	65,448
Installment loans to individuals	89,901	87,775
Other	1,023	942
	608,955	569,505
Less allowance for loan losses	(7,586)	(5,612)
	$601,369	$563,893

The amounts reported in other loans at December 31, 2008 and 2007 represented the total DDA overdraft deposits reported for each period.  The December 31, 2007 loan composition reflects a reclassification in real estate – construction, real estate – mortgage, and commercial, financial, and agricultural loans.

An analysis of the activity in the allowance for loan losses is as follows (in thousands):

	December 31,
	2008	2007	2006
Balance, beginning of year	$5,612	$4,977	$4,355
Provision for loan losses	4,555	1,175	850
Recoveries	192	86	314
Loans charged-off	(2,624)	(626)	(542)
Reclassifications	(149)	-	-
Balance, end of year	$7,586	$5,612	$4,977

In the second quarter of 2008, approximately $149,000 of the allowance for loan loss was identified as a reserve for unfunded loan commitments.  The reserve was classified as a liability in accordance with SFAS No. 5 in the same period.

Charge-offs for the year ended December 31, 2008 were comprised of $550,000 in indirect auto loans due to fraudulent activity, $707,000 in consumer loans, $776,000 in commercial, industrial and agricultural loans, and $591,000 in real estate and construction loans.  The increased charge-off activity in the loan portfolio is reflective of the current economic environment.

During the years ended December 31, 2008, 2007, and 2006, there were approximately $514,000, $251,000, and $444,000, respectively, of net transfers from loans to other real estate owned.

As of December 31, 2008 and 2007, loans outstanding to directors, executive officers, and their affiliates were $2,640,000 and $4,359,000, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2008 activity with respect to these related party loans is as follows (in thousands):

Balance, beginning of year	$4,359
New loans	730
Repayments	(2,449)
Balance, end of year	$2,640

Nonaccrual loans amounted to approximately $9,355,000 and $1,602,000 at December 31, 2008 and 2007, respectively.  Loans past due ninety days or more and still accruing interest totaled $1,005,000 and $980,000 at December 31, 2008 and 2007, respectively. The Company’s other individually evaluated impaired loans were approximately $19,522,000 at December 31, 2008 and $460,000 at December 31, 2007.  Specific reserves established for impaired loans totaled $2,272,000 at December 31, 2008 and $236,000 at December 31, 2007.  The average investment in impaired loans was $5,417,000 and $408,000 for the years ended 2008 and 2007, respectively.  The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual was not significant to the financial statements for the years ended December 31, 2008, 2007, and 2006.

4. PREMISES AND EQUIPMENT
Premises and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Land	$7,958	$7,893
Buildings and improvements	22,473	18,849
Furniture, fixtures, and equipment	16,797	16,121
Automobiles	461	436
Leasehold improvements	9,264	3,623
Construction-in-process	580	7,805
Reserve for impairment	-	(222)
	57,533	54,505
Less accumulated depreciation and amortization	(16,953)	(15,276)
	$40,580	$39,229

Depreciation expense totaled approximately $3,233,000, $2,610,000, and $2,417,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for the years ended December 31, 2008 and 2007 was approximately $9,271,000.  Goodwill is recorded on the acquisition date of each entity.  The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date.  No adjustments were made to the carrying value during the years 2008 or 2007.

A summary of core deposit intangible assets as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Gross carrying amount	$1,750	$1,750
Less accumulated amortization	(1,416)	(1,262)
Net carrying amount	$334	$488

Amortization expense on the core deposit intangible assets totaled approximately $154,000 in 2008, $198,000 in 2007, and $299,000 in 2006.  Amortization of the core deposit intangible assets is estimated to be approximately $122,000 in 2009, $97,000 in 2010, $78,000 in 2011, and the remainder of $37,000 in 2012.

6. DEPOSITS
Deposits consisted of the following (in thousands):

	December 31,
	2008	2007
Noninterest-bearing	$199,899	$182,588
Savings and money market	249,797	273,887
NOW accounts	164,589	144,335
Time deposits $100 and under	69,897	61,151
Time deposits over $100	82,522	71,556
	$766,704	$733,517

Time deposits held by the Company consist primarily of certificates of deposits.  The maturities for these deposits at December 31, 2008 are as follows (in thousands):

2009	$130,841
2010	14,145
2011	1,939
2012	3,306
2013 and thereafter	2,188
$152,419

Deposits from related parties totaled approximately $16,985,000 and $17,304,000 at December 31, 2008 and 2007, respectively.

7. BORROWINGS
Short term borrowings consisted of the following (in thousands):

	December 31,
	2008	2007
Securities sold under agreements to repurchase	$24,976	$26,317
Federal funds purchased	14,900	-
Federal Reserve Bank Discount Window	36,000	-
Federal Home Loan Bank Advances	-	4,400
	$75,876	$30,717

At December 31, 2008, securities sold under agreements to repurchase totaled $12,476,000.  These agreements to repurchase are secured short-term borrowings from customers, which may be drawn on demand.  The agreements bear interest at a rate determined by the Company.  The average rate of the outstanding agreements at December 31, 2008 was 1.19%.   The Company has pledged securities with an approximate market value of $30,373,000 as collateral.

The Company entered into a $12,500,000 repurchase agreement with CitiGroup Global Markets, Inc. (“CGMI”) effective August 9, 2007.  Under the terms of the repurchase agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2008 was 4.57%.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI quarterly after August 9, 2008.  The Company has pledged securities with a market value $13,410,000 as collateral.

The Company had short term borrowings through federal funds purchased and the Federal Reserve Discount Window at December 31, 2008.  Federal funds purchased overnight totaled $14,900,000 at December 31, 2008 bearing interest at 0.88%.  The Federal Reserve Discount Window totaled $36,000,000 at December 31, 2008 and matures on January 14, 2009.  These borrowings bear interest at a rate equal to the Federal Open Market Committee’s target federal funds rate plus 25 basis points.  The rate of interest on this borrowing was 0.50% at December 31, 2008.  The Company has pledged securities with an approximate market value of $39,293,000 as collateral on the Federal Reserve Discount Window.

8. JUNIOR SUBORDINATED DEBENTURES
On September 20, 2004, the Company issued, through a wholly-owned statutory business trust, $8,248,000 of unsecured junior subordinated debentures bearing interest at a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at December 31, 2008 was 4.03%.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

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

9. COMMITMENTS AND CONTINGENCIES
At December 31, 2008, future annual minimum rental payments due under noncancellable operating leases are as follows (in thousands):

2009	$1,637
2010	1,561
2011	1,354
2012	1,273
2013	1,253
Thereafter	12,375
$19,453

Rental expense under operating leases for 2008, 2007, and 2006 was approximately $1,692,000, $1,322,000, and $996,000, respectively.

The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

At December 31, 2008, the Company had borrowing lines available through the Bank with the FHLB of Dallas and other correspondent banks.  The Bank had approximately $130.9 million available, subject to available collateral, under a secured line of credit with the FHLB of Dallas.  Additional federal funds lines of credit were available through a primary correspondent bank with approximately $21.0 million available for overnight borrowing and through another correspondent bank with approximately $10.0 million available at December 31, 2008.  There were purchases against these lines in the amount of $14.9 million at December 31, 2008.  The Bank also had a credit line available through the Federal Reserve Discount Window of $37.3 million.  Borrowings against this line were $36.0 million at December 31, 2008.

10. FAIR VALUE MEASUREMENT
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

Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. For example, municipal securities valuations are based on markets that are currently offering similar financial products. Valuations are obtained from third party pricing services for comparable assets or liabilities.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

Description	Total Carrying Amount in Statement of Condition at December 31, 2008	Assets / Liabilities Measured at Fair Value at December 31, 2008	Fair Value Measurements at December 31, 2008
			Level 1	Level 2	Level 3
Available-for-sale securities	$225,944	$225,944	$94	$225,850	$-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens. As of December 31, 2008, the fair value of impaired loans was $19.5 million.  Other real estate owned are also level 2 assets measured using appraisals from external parties, which had a fair value of approximately $329,000 as of December 31, 2008.

11. INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$2,579	$1,778
Tax credits	575	-
Other	368	314
Total deferred tax assets	3,522	2,092
Deferred tax liabilities:
Premises and equipment	4,430	3,041
FHLB stock	20	42
Unrealized gains on securities	874	419
Other	309	216
Total deferred tax liabilities	5,633	3,718
Net deferred tax liability	$2,111	$1,626

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2008. Therefore, no valuation allowance is necessary at this time.

Components of income tax expense are as follows (in thousands):

	2008	2007	2006
Current	$419	$1,047	$2,879
Deferred expense (benefit)	30	1,232	(152)
Total income tax expense	$449	$2,279	$2,727

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on income as follows (in thousands):

	December 31
	2008	2007	2006
Taxes calculated at statutory rate	$2,036	$3,758	$3,722
Increase (decrease) resulting from:
Tax-exempt interest, net	(1,342)	(1,237)	(1,020)
Tax credits	(225)	(315)	-
Other	(20)	72	25
	$449	$2,278	$2,727

The deferred income tax expense relating to unrealized holding gains on securities available-for-sale included in other comprehensive income amounted to approximately $456,000 in 2008, $861,000 in 2007, and $87,000 in 2006.  There was no income tax expense or benefit relating to sales of securities in 2008 or 2007 since no securities were sold during those years.  Income tax benefit relating to gains or losses on sales of securities amounted to $3,000 in 2006.

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

The Company’s federal income tax returns are open and subject to examination from the 2005 tax return year and forward. The Company’s various state income and franchise tax returns are generally open from the 2005 and later tax return years based on individual state statutes of limitation. The Company is not currently under examination by federal or state tax authorities.

12. EMPLOYEE BENEFITS
The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.  On February 3, 2006, the ESOP borrowed $300,000 under a second note payable to MidSouth Bank, N.A. for the purpose of purchasing additional shares of MidSouth Bancorp, Inc.’s common stock.  The note payable matures February 15, 2009 and has an interest rate of 6.50%.  A total of 13,710 shares at $21.88 per share were purchased with loan proceeds on February 3, 2006.  The balances of the notes receivable from the ESOP were $18,000 and $133,000 at December 31, 2008 and 2007, respectively.  Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of shareholders’ equity.  In accordance with the American Institute of Certified Public Accountants’ Statement of Position 93-6, compensation costs relating to shares purchased are based on the fair value of shares committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  ESOP compensation expense for 2008, 2007, and 2006 was approximately $490,000,  $527,000, and $480,000, respectively.  The cost basis of the shares released was $16.12 per share for 2008, $12.77 per share for 2007, and $11.95 per share for 2006.  ESOP shares as of December 31, 2008 and 2007 were as follows:

	2008	2007
Allocated shares	505,108	507,090
Shares released for allocation	7,062	9,250
Unreleased shares	879	7,941
Total ESOP shares	513,049	524,281

Fair value of unreleased shares at December 31	$11,000	$185,000

The Company has deferred compensation arrangements with certain officers, which will provide them with a fixed benefit after retirement. The Company recorded a liability of approximately $532,000 at December 31, 2008 and $519,000 at December 31, 2007 in connection with these agreements.  Deferred compensation expense recognized in 2008, 2007, and 2006 was approximately $68,000, $67,000, and $80,000, respectively.

The Company has a 401(k) retirement plan covering substantially all employees who have been employed with the Company for 90 days and meet certain other requirements.  Under this plan, employees can contribute a portion of their salary within the limits provided by the Internal Revenue Code into the plan.  The Company's contributions to this plan were $50,000 in 2008 and 2007, and $40,000 in 2006.

13. EMPLOYEE STOCK PLANS
In May of 2007, the shareholders of the Company approved the 2007 Omnibus Incentive Compensation Plan to provide incentives and awards for directors, officers, and employees of the Company and its subsidiaries. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination, or tandem basis. Options constitute both incentive stock options and non-qualified stock options. A total of 8% of the Company’s common shares outstanding can be granted under the Plan. All of the options granted under the plan have a term of ten years and vest 20% each year on the anniversary date of the grant.  The 2007 Omnibus Incentive Compensation Plan replaces the 1997 Stock Incentive Plan, which expired February of 2007.

The following tables summarize activity relating to the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	150,433	$11.57
Exercised	(65,892)	7.22
Forfeited	(545)	19.68
Outstanding at December 31, 2008	83,996	$14.93	5.28	$-
Exercisable at December 31, 2008	64,436	$12.89	4.75	$-

A summary of changes in unvested options for the period ended December 31, 2008 is as follows:

	2008
	Number of Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, beginning of year	34,676	$5.42
Granted	-	-
Vested	(14,901)	4.62
Forfeited	(216)	5.48
Unvested options outstanding, end of year	19,559	$6.03

As of December 31, 2008 there was a total of $118,000 in unrecognized compensation cost related to non-vested share-based compensation arrangements.  The total value of shares vested during the years ended December 31, 2008 and 2007 was $69,000 and $96,000, respectively.

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

The total intrinsic value of the options exercised for the years ended December 31, 2008, 2007, and 2006 were approximately $370,000, $889,000, and $1,947,000, respectively.

14. DEFERRED COMPENSATION AND POSTRETIREMENT BENEFITS
In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on the issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”).  The issue was ratified by FASB on March 28, 2007.  Entities affected by this issue purchase life insurance on “key” employees, which extend into the individual’s retirement period.  The issue requires affected entities to recognize a liability for future benefits based on the substantive agreement with the employee.  EITF 06-4 is effective for all financial statements issued for fiscal years beginning after December 15, 2007.  This issue was applied through a cumulative-effect adjustment to retained earnings as of January 1, 2008 in the amount of $115,000.

15. SHAREHOLDERS’ EQUITY
The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2008, the Bank has approximately $16.1 million available to pay dividends to the Parent Company without regulatory approval.

On January 9, 2009 the Company issued 20,000 shares of Series A preferred stock associated with the Company’s participation in the Treasury's CPP under the Troubled Asset Relief Program. The proceeds from this sale of $20,000,000 were allocated to preferred stock. The CPP, created by the Treasury, is a voluntary program in which selected, healthy financial institutions are encouraged to participate. Approved use of the funds includes providing credit to qualified borrowers, either as companies or individuals, among other things. Such participation is intended to support the economic development of the community and thereby restore the health of the local and national economy.

The Series A preferred stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series A preferred stock may be redeemed after February 15, 2012 at the stated amount of $1,000 per share plus any accrued and unpaid dividends. Prior to February 15, 2012, the Series A preferred stock may be redeemed only with prior regulatory approval.  The Series A preferred stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series A preferred stock.

 The Company also issued the Treasury a 10-year warrant for the purchase of 208,768 shares of its common stock, par value $.10 per share. The warrant is exercisable as of February 20, 2009 at a price of $14.37 per share.

16. NET INCOME PER COMMON SHARE
Following is a summary of the information used in the computation of earnings per common share (in thousands):

	December 31,
	2008	2007	2006
Net Earnings	$5,537	$8,776	$8,220
Weighted average number of common shares outstanding used in computation of basic earnings per common share	6,607	6,570	6,521
Effect of dilutive securities:
Stock options	23	71	115
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per common share	6,630	6,641	6,636

Options on 46,365 shares of common stock were not included in computing diluted earnings per share for the year ended December 31, 2008 because the effect of these shares was anti-dilutive.  The options did not have an anti-dilutive effect on diluted earnings per share for the years ended December 31, 2007 and 2006.

17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Bank is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers and to reduce their own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The Bank uses the same credit policies, including considerations of collateral requirements, in making these commitments and conditional obligations as it does for on-balance sheet instruments.

	Contract or Notional Amount
	2008	2007
Financial instruments whose contract amounts represent credit risk (in thousands):
Commitments to extend credit	$140,602	$163,392
Commercial letters of credit	11,945	17,470

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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.  Approximately 20% of these letters of credit were secured by marketable securities, cash on deposit, or other assets at December 31, 2008 and 2007.

18. REGULATORY MATTERS
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

As of December 31, 2008, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage capital ratios as set forth in the table (in thousands). There are no conditions or events since those notifications that management believes have changed the Bank’s category.

The Company’s and the Banks' actual capital amounts and ratios are presented in the table below (in thousands):

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total capital to risk weighted assets:
Company	$84,388	12.16%	$55,518	8.00%	N/A	N/A
Bank	$83,307	12.01%	$55,477	8.00%	$69,346	10.00%
Tier I capital to risk weighted assets:
Company	$76,640	11.04%	$27,759	4.00%	N/A	N/A
Bank	$75,559	10.90%	$27,738	4.00%	$41,607	6.00%
Tier I capital to average assets:
Company	$76,640	8.38%	$36,575	4.00%	N/A	N/A
Bank	$75,559	8.27%	$36,539	4.00%	$54,809	6.00%

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total capital to risk weighted assets:
Company	$78,483	12.08%	$51,983	8.00%	N/A	N/A
MidSouth LA	$62,643	12.34%	$40,604	8.00%	$50,756	10.00%
MidSouth TX	$15,475	10.84%	$11,425	8.00%	$14,281	10.00%
Tier I capital to risk weighted assets:
Company	$72,871	11.21%	$25,992	4.00%	N/A	N/A
MidSouth LA	$58,539	11.53%	$20,302	4.00%	$30,453	6.00%
MidSouth TX	$13,967	9.78%	$5,712	4.00%	$8,569	6.00%
Tier I capital to average assets:
Company	$72,871	8.67%	$33,603	4.00%	N/A	N/A
MidSouth LA	$58,539	8.59%	$27,245	4.00%	$40,867	6.00%
MidSouth TX	$13,967	8.65%	$6,461	4.00%	$9,692	6.00%

19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—For cash on hand, amounts due from banks, federal funds sold, and interest bearing deposits with original maturities less than 90 days the carrying amount is a reasonable estimate of fair value.

Time Deposits Held in Banks – For certificates of deposit maturing within eighteen months, the carrying amount is a reasonable estimate of fair value.

Investment Securities—For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using one of three pricing levels in accordance with SFAS No. 157.  Refer to Note 10 Fair Value Measurements for more detail on these fair value measurements.

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

Borrowings—The fair value approximates the carrying value of repurchase agreements, federal funds purchased, Federal Home Loan Bank advances, and Federal Reserve Discount Window borrowings due to their short-term nature.

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The estimated fair values of the Company’s financial instruments are as follows at December 31, 2008 and 2007 (in thousands):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,786	$24,786	$30,873	$30,873
Time deposits held in banks	9,023	9,023	-	-
Securities available-for-sale	225,944	225,944	181,452	181,452
Securities held-to-maturity	6,490	6,648	10,746	10,974
Loans, net	601,369	604,829	563,893	566,013
Other investments	4,309	4,309	4,021	4,021
Cash surrender value of life insurance policies	4,378	4,378	4,219	4,219
Financial liabilities:
Noninterest-bearing deposits	199,899	199,899	182,588	182,588
Interest-bearing deposits	566,805	568,306	550,929	551,405
Repurchase agreements	24,976	24,976	26,317	26,317
Federal funds purchased	14,900	14,900	-	-
Federal Reserve Bank Discount Window	36,000	36,000	-	-
Federal Home Loan Bank Advances	-	-	4,400	4,400
Junior subordinated debentures	15,465	15,395	15,465	15,868

20. OTHER NONINTEREST INCOME AND EXPENSE
For the years ended December 31, 2008, 2007, and 2006, none of the components of non-interest income were greater than 1% of interest income and noninterest income.

Components of other non-interest expense greater than 1% of interest income and non-interest income consisted of the following for the years ended December 31, 2008, 2007, and 2006, (in thousands):

	2008	2007	2006
Professional fees	$1,838	$1,428	$1,088
Marketing expenses	2,173	1,759	1,924
Corporate development expense	772	489	505
Data processing	884	597	436
Printing and supplies	703	766	697

21.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

Balance Sheets
December 31, 2008 and 2007
(in thousands)
	2008	2007
Assets
Cash and interest-bearing deposits in banks	$1,368	$854
Equity securities with readily determinable fair value (cost of $250,000 at December 31, 2008 and 2007)	94	210
Other assets	498	297
Investment in and advances to subsidiaries	87,593	83,734
Total assets	$89,553	$85,095

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$747	$739
Junior subordinated debentures	15,465	15,465
ESOP obligation	18	133
Other	279	289
Total liabilities	16,509	16,626
Shareholders’ equity	73,044	68,469
Total liabilities and shareholders’ equity	$89,553	$85,095

Statements of Earnings
For the Years Ended December 31, 2008, 2007, and 2006
(in thousands)
	2008	2007	2006
Revenue:
Dividends from Bank and non-bank subsidiary	$4,000	$3,500	$2,500
Rental and other income	72	61	63
	4,072	3,561	2,563

Expenses:
Interest on short- and long-term debt	1,219	1,396	1,371
Professional fees	161	189	253
Other expenses	235	230	226
	1,615	1,815	1,850
Earnings before equity in undistributed earnings of subsidiaries	2,457	1,746	713

Equity in undistributed earnings of subsidiaries	2,772	6,443	6,912

Income tax benefit	308	587	595

Net earnings	$5,537	$8,776	$8,220

Statements of Cash Flows
For the Years Ended December 31, 2008, 2007, and 2006
(in thousands)
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$5,537	$8,776	$8,220
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(2,772)	(6,443)	(6,912)
Other, net	(111)	(93)	(565)
Net cash provided by operating activities	2,654	2,240	743

Cash flows from investing activities:
Purchase of equity securities	-	(250)	-
Net cash used in investing activities	-	(250)	-

Cash flows from financing activities:
Proceeds from exercise of stock options	476	408	965
Purchase of treasury stock	(504)	(522)	(1,289)
Payment of dividends	(2,112)	(1,753)	(1,491)
Cash for fractional shares	-	(12)	(12)
Net cash used in financing activities	(2,140)	(1,879)	(1,827)

Net change in cash and cash equivalents	514	111	(1,084)
Cash and cash equivalents at beginning of year	854	743	1,827
Cash and cash equivalents at end of year	$1,368	$854	$743

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of MidSouth Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MidSouth Bancorp, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion on the effectiveness of MidSouth Bancorp, Inc.’s  internal control over financial reporting.

                                        /s/ PORTER KEADLE MOORE, LLP
Atlanta, Georgia
March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited MidSouth Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  MidSouth Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, MidSouth Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 11, 2009 expressed an unqualified opinion.

                                        /s/ PORTER KEADLE MOORE, LLP
Atlanta, Georgia
March 11, 2009

Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share data)
	2008
	IV	III	II	I
Interest income	$13,699	$13,635	$13,827	$14,312
Interest expense	3,480	3,579	3,988	5,038
Net interest income	10,219	10,056	9,839	9,274
Provision for loan losses	2,000	500	855	1,200
Net interest income after provision for loan losses	8,219	9,556	8,984	8,074
Noninterest income, excluding securities gains	3,755	3,981	3,804	3,587
Net securities gains	-	-	-	-
Noninterest expense	11,352	11,235	11,093	10,293
Income before income tax expense	662	2,302	1,695	1,368
Income tax expense	(442)	445	277	169
Net income	$1,064	$1,857	$1,418	$1,199

Earnings per common share
Basic	$0.16	$0.28	$0.22	$0.18
Diluted	$0.16	$0.28	$0.21	$0.18
Market price of common stock
High	$19.12	$19.82	$22.01	$23.28
Low	$12.01	$15.11	$16.35	$16.73
Close	$12.75	$16.26	$16.35	$18.40
Average shares outstanding
Basic	6,614,263	6,614,054	6,606,882	6,585,747
Diluted	6,633,143	6,635,969	6,660,123	6,621,917

	2007
	IV	III	II	I
Interest income	$14,744	$14,651	$14,302	$13,442
Interest expense	5,131	5,234	5,065	5,104
Net interest income	9,613	9,417	9,237	8,338
Provision for loan losses	525	300	350	-
Net interest income after provision for loan losses	9,088	9,117	8,887	8,338
Noninterest income, excluding securities gains	3,732	3,574	3,690	3,263
Net securities gains	-	-	-	-
Noninterest expense	10,569	9,742	9,245	9,079
Income before income tax expense	2,251	2,949	3,332	2,522
Income tax expense	357	508	837	576
Net income	$1,894	$2,441	$2,495	$1,946

Earnings per common share
Basic	$0.29	$0.37	$0.38	$0.30
Diluted	$0.28	$0.37	$0.38	$0.29
Market price of common stock
High	$25.53	$24.77	$25.70	$28.23
Low	$21.06	$20.04	$22.25	$25.38
Close	$23.30	$22.80	$22.54	$25.48
Average shares outstanding
Basic	6,570,644	6,572,740	6,570,975	6,552,272
Diluted	6,638,199	6,637,362	6,647,155	6,646,304

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A – Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of the end of the period covered by this Annual Report on Form 10-K, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the fourth quarter of 2008, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The management of MidSouth Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the accounting principles generally accepted in the United States of America.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

The Company’s internal control systems are designed to ensure that transactions are properly authorized and recorded in the financial records and to safeguard assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008.

/s/ C. R. Cloutier C.R. Cloutier President and Principal Executive Officer	/s/ Teri S. Stelly Teri S. Stelly Controller and Interim Principal Financial and Accounting Officer

Item 9B – Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

The information contained in registrant's definitive proxy statement for its 2009 annual meeting of shareholders, is incorporated herein by reference in response to this Item.  Information concerning executive officers is under Item 4A of this filing.
Item 11 - Executive Compensation

The information contained in registrant's definitive proxy statement for its 2009 annual meeting of shareholders is incorporated herein by reference in response to this Item.
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information contained in registrant's definitive proxy statement for its 2009 annual meeting of shareholders is incorporated herein by reference in response to this Item.
Item 13 - Certain Relationships and Related Transactions and Director Independence

The information contained in registrant's definitive proxy statement for its 2009 annual meeting of shareholders is incorporated herein by reference in response to this Item.
Item 14 – Principal Accounting Fees and Services

The information contained in registrant's definitive proxy statement for its 2009 annual meeting of shareholders is incorporated herein by reference in response to this Item.
Item 15 - Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:
Selected Quarterly Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2008 and 2007
Consolidated Statements of Earnings – Years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows – Years ended December 31, 2008, 2007, and 2006
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

3.2		Articles of Amendment to Amended and Restated Articles of Incorporation dated January 2, 2009 (filed as Exhibit 3.1 to Form 8-K filed January 14, 2009 and incorporated herein by reference).

3.3		Amended and Restated By-laws of MidSouth Bancorp, Inc. dated December 19, 2007*

3.4		Warrant to Purchase Shares of Common Stock of MidSouth Bancorp, Inc. (filed as Exhibit 3.2 to Form 8-K filed January 14, 2009 and incorporated herein by reference).

3.5
Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (filed as Exhibit 10.1 to Form 8-K filed January 14, 2009 and incorporated herein by reference).

3.6
Form of Letter Agreement, executed by each of Messrs. C.R. Cloutier, J. Eustis Corrigan, Jr., Donald R. Landry and A. Dwight Utz, and Ms. Karen L. Hail with the Company (filed as Exhibit 10.3 to Form 8-K filed January 14, 2009 and incorporated herein by reference).

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

10.3	+	Amended and Restated Deferred Compensation Plan and Trust effective dated December 17, 2008*

10.5	+	Employment Agreements with C. R. Cloutier and Karen L. Hail (filed as Exhibit 5 to MidSouth’s Form 1-A and incorporated herein by reference).

10.7	+	The MidSouth Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (filed as Exhibit 4.6 to MidSouth Bancorp, Inc.’s Form S-3D filed on July 25, 1997 and incorporated herein by reference).

10.9	+	The MidSouth Bancorp, Inc. 2007 Omnibus Incentive Plan (filed as an appendix to MidSouth’s definitive proxy statement filed April 23, 2007 and incorporated herein by reference).

21		Subsidiaries of the Registrant*

23.1		Consent of Porter, Keadle, Moore LLP*

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

32.1		Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2		Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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
MIDSOUTH BANCORP, INC.
Registrant
By:	/s/ C. R. Cloutier
C. R. Cloutier
President and CEO

Date:	March 16, 2009

Signatures	Title	Date

/s/ C.R. Cloutier C.R. Cloutier	President, Principal Executive Officer, and Director	March 16, 2009

/s/ Karen L. Hail Karen L. Hail	Chief Operations Officer, Senior Executive Vice President, Secretary/Treasurer, and Director	March 16, 2009

/s/ Teri S. Stelly Teri S. Stelly	Controller and Interim Principal Financial and Accounting Officer	March 16, 2009

/s/ J.B. Hargroder, M.D. J.B. Hargroder, M.D.	Director	March 16, 2009

/s/ William M. Simmons William M. Simmons	Director	March 16, 2009

/s/ Will G. Charbonnet, Sr. Will G. Charbonnet, Sr.	Director	March 16, 2009

/s/ Clayton Paul Hillard Clayton Paul Hillard	Director	March 16, 2009

/s/ James R. Davis, Jr. James R. Davis, Jr.	Director	March 16, 2009

/s/ Timothy J. Lemoine Timothy J. Lemoine	Director	March 16, 2009

/s/ Joseph V. Tortorice, Jr. Joseph V. Tortorice, Jr.	Director	March 16, 2009

/s/ Milton B. Kidd, III Milton B. Kidd, III	Director	March 16, 2009

/s/ Glenn Pumpelly Glenn Pumpelly	Director	March 16, 2009