Form 10-Q
period 2009-03-31
MIDSOUTH BANCORP INC
filed 2009-05-08
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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
Large accelerated filer ☐                                                                Accelerated filer ☒                                           Non-accelerated filer ☐Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES   ☐   NO   ☒

As of April 30, 2009, there were 6,788,885 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

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
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits.
Signatures

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition (dollars in thousands)
	March 31, 2009 (unaudited)	December 31, 2008 *
Assets
Cash and due from banks	$23,464	$24,753
Interest-bearing deposits in other banks	10	33
Federal funds sold	13,507	-
Time deposits in other banks	9,023	9,023
Securities available-for-sale, at fair value (cost of $209,284 at March 31, 2009 and $223,372 at December 31, 2008)	212,515	225,944
Securities held-to-maturity (estimated fair value of $4,814 at March 31, 2009 and $6,648 at December 31, 2008)	4,677	6,490
Other investments	4,308	4,309
Loans	597,209	608,955
Allowance for loan losses	(7,801)	(7,586)
Loans, net of allowance	589,408	601,369
Bank premises and equipment, net	40,219	40,580
Accrued interest receivable	5,589	5,356
Goodwill and intangibles	9,572	9,605
Cash surrender value of life insurance	4,418	4,378
Other assets	6,381	4,975
Total assets	$923,091	$936,815

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$198,803	$199,899
Interest bearing	570,625	566,805
Total deposits	769,428	766,704
Borrowings	37,612	75,876
Accrued interest payable	768	1,227
Junior subordinated debentures	15,465	15,465
Other liabilities	6,107	4,499
Total liabilities	829,380	863,771
Stockholders’ Equity:
Series A Preferred stock, no par value; 5,000,000 shares authorized, 20,000 shares issued and outstanding at March 31, 2009 and none at December 31, 2008	19,063	-
Common stock, $0.10 par value- 10,000,000 shares authorized, 6,788,885 issued and 6,618,220 outstanding at March 31, 2009 and December 31, 2008	679	679
Additional paid-in capital	53,047	52,097
Unearned ESOP shares	(300)	(18)
Accumulated other comprehensive income	2,133	1,697
Treasury stock – 170,665 shares at March 31, 2009 and December 31, 2008, at cost	(3,544)	(3,544)
Retained earnings	22,633	22,133
Total stockholders’ equity	93,711	73,044
Total liabilities and stockholders’ equity	$923,091	$936,815

* Derived from audited financial statements. See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)
	Three Months Ended March 31,
	2009	2008
Interest income:
Loans, including fees	$10,399	$12,006
Securities and other investments:
Taxable	1,222	960
Nontaxable	1,140	1,041
Federal funds sold	33	305
Total interest income	12,794	14,312

Interest expense:
Deposits	2,174	4,478
Borrowings	228	228
Junior subordinated debentures	266	332
Total interest expense	2,668	5,038

Net interest income	10,126	9,274
Provision for loan losses	1,000	1,200
Net interest income after provision for loan losses	9,126	8,074

Non-interest income:
Service charges on deposits	2,387	2,370
ATM and debit card income	755	589
Other charges and fees	388	628
Total non-interest income	3,530	3,587

Non-interest expenses:
Salaries and employee benefits	5,479	5,178
Occupancy expense	2,335	1,950
Other	3,452	3,165
Total non-interest expenses	11,266	10,293

Income before income taxes	1,390	1,368
Provision for income taxes	157	169

Net earnings	1,233	1,199
Dividends on preferred stock	277	-
Net earnings available to common shareholders	$956	$1,199

Earnings per share:
Basic	$0.14	$0.18
Diluted	$0.14	$0.18

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Three Months Ended March 31, 2009 (in thousands, except share and per share data)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total
Balance- January 1, 2009	-	-	6,788,885	$679	$52,097	$(18)	$1,697	$(3,544)	$22,133	$73,044
Net earnings	-	-	-	-	-	-	-	-	1,233	1,233
Net change in unrealized gains (losses) on securities available-for-sale, net of taxes	-	-	-	-	-	-	436	-	-	436
Comprehensive income	-	-	-	-	-	-	-	-	-	1,669
Issuance of Series A cumulative preferred stock and common stock warrants, net of issuance costs of $46,000	20,000	19,014	-	-	940	-	-	-	-	19,954
Accretion of discount associated with preferred stock	-	49	-	-	-	-	-	-	(49)	-
Dividends on preferred stock at 5%	-	-	-	-	-	-	-	-	(228)	(228)
Dividends on common stock, $0.07 per share	-	-	-	-	-	-	-	-	(456)	(456)
Tax benefit resulting from exercise of stock options	-	-	-	-	(4)	-	-	-	-	(4)
Increase in ESOP obligation, net of repayments	-	-	-	-	-	(282)	-	-	-	(282)
Stock option expense	-	-	-	-	14	-	-	-	-	14
Balance- March 31, 2009	20,000	$19,063	6,788,885	$679	$53,047	$(300)	$2,133	$(3,544)	$22,633	$93,711

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Three Months Ended March 31, 2008 (in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total
Balance- January 1, 2008	6,722,993	$672	$51,327	$(133)	$813	$(3,040)	$18,830	$68,469
Cumulative-effect adjustment resulting from the adoption of EITF 06-04	-	-	-	-	-	-	(115)	(115)
Net earnings	-	-	-	-	-	-	1,199	1,199
Comprehensive income:
Net change in unrealized gain on securities available-for-sale, net of taxes	-	-	-	-	1,081	-	-	1,081
Comprehensive income								2,281
Cash dividends on common stock, $0.07 per share	-	-	-	-	-	-	(457)	(457)
Exercise of stock options	39,539	4	302	-	-	-	-	306
Tax benefit resulting from exercise of stock options	-	-	77	-	-	-	-	77
Purchase of treasury stock	-	-	-	-	-	(287)	-	(287)
ESOP obligation, net of repayments	-	-	-	31	-	-	-	31
Excess of market value over book value of ESOP shares released, net adjustment	-	-	11	-	-	-	-	11
Stock option expense	-	-	17	-	-	-	-	17
Balance- March 31, 2008	6,762,532	$676	$51,734	$(102)	$1,894	$(3,327)	$19,457	$70,332

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$1,233	$1,199
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	943	787
Provision for loan losses	1,000	1,200
Provision for deferred taxes	327	(363)
Amortization of premiums on securities, net	170	107
Stock option expense	14	17
Change in accrued interest receivable	(233)	503
Change in accrued interest payable	(459)	(170)
Change in other assets and other liabilities, net	268	1,384
Net cash provided by operating activities	3,263	4,664

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	26,282	24,419
Proceeds from maturities and calls of securities held-to-maturity	1,815	1,000
Proceeds from other investments	-	1,159
Purchases of securities available-for-sale	(12,364)	(23,055)
Purchases of other investments	(1)	(691)
Loan originations, net of repayments	10,167	(890)
Purchase of premises and equipment	(551)	(1,493)
Proceeds from sale of premises and equipment	1	6
Net cash provided by investing activities	25,349	455

Cash flows from financing activities:
Change in deposits	2,724	84,487
Change in repurchase agreements	12,636	201
Change in federal funds purchased	(14,900)	-
Repayments of Federal Reserve Bank discount window	(36,000)	-
Proceeds from FHLB advances	-	19,100
Repayments of FHLB advances	-	(23,500)
Net proceeds from the issuance of preferred stock	19,954	-
Purchase of treasury stock	-	(287)
Payment of dividends on preferred stock	(100)	-
Payment of dividends on common stock	(728)	(723)
Proceeds from exercise of stock options	-	305
Tax benefit due to exercise of stock options, net adjustment	(3)	77
Net cash (used in) provided by financing activities	(16,417)	79,660

Net increase in cash and cash equivalents	12,195	84,779

Cash and cash equivalents, beginning of period	24,786	30,872

Cash and cash equivalents, end of period	$36,981	$115,651

Supplemental information on investing and financing activities:
Accrued preferred stock dividends	$128	$-

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
March 31, 2009
(Unaudited)

1.           Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of March 31, 2009 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report and Form 10-K.

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry.  There have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements— The Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FSPs”) in April 2009 that are effective for interim and annual reporting periods ending on or after June 15, 2009.  FSP  FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments requires fair value disclosures about financial instruments in interim financial statements as well as disclosures about estimation methods and disclosure of changes in method from prior periods. FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI FSP”) create a new model for evaluating other-than-temporary impairments (“OTTI”) in debt securities. The OTTI FSP requires an entity to record an OTTI if it intends to sell a debt instrument or if it cannot assert it is more likely than not that it will not have to sell the security before recovery. If the entity does not intend to sell the security but does not expect to recover the amortized cost basis, the amount of the impairment that is a result of credit related losses will be reported in earnings and the remaining impairment related to illiquidity will be reflected in other comprehensive income.  FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly requires companies, as they are estimating fair values for assets and liabilities that are subject to fair value measurement, to consider various factors to determine whether there has been a significant decrease in the volume and level of activity compared to normal market activity and to consider whether an observed transaction was not orderly based on the weight of available evidence. Implementation of the three FSPs is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2009.  The reclassifications had no impact on stockholders equity or net income.

2.           Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$7,586	$5,612
Provision for loan losses	1,000	1,200
Recoveries	71	9
Loans charged-off	(856)	(691)
Balance, end of period	$7,801	$6,130

3.           Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share:

	Three Months Ended March 31,
	2009	2008
Net income available to common shareholders	$956	$1,199
Weighted average number of common shares outstanding used in computation of basic earnings per common share	6,617	6,586
Effect of dilutive securities: Stock options	10	36
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	6,627	6,622

4.           Declaration of Dividends

On January 22, 2009, the Company declared a $0.07 per share quarterly dividend for holders of common stock of record on March 18, 2009.  The Company’s ability to declare and pay dividends on its common stock is subject to first having paid all accrued cumulative preferred dividends that are due.  For three years following the issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) to the U. S. Department of the Treasury (the “Treasury”) on January 9, 2009, the Company may not increase its per share common stock dividend rate above what was declared in 2008 without the Treasury’s consent, unless the Treasury has transferred all the senior preferred shares to third parties.

5.           Fair Value Measurement

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Effective January 1, 2009, the Company adopted FSP 157-2 for nonfinancial assets and liabilities.  Upon adoption, the Company also groups its nonfinancial assets and liabilities carried at fair value on a recurring and nonrecurring basis into three levels of fair value.

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total Carrying Amount in Statement of Condition at	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at March 31, 2009 using:
Description	March 31, 2009	March 31, 2009	Level 1	Level 2	Level 3
Available-for-sale securities	$212,515	$212,515	$71	$212,444	$-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the table above.  Impaired loans are level 2 assets measured using appraisals of the collateral from external parties less any prior liens.  As of March 31, 2009, the fair value of impaired loans was approximately $18.1 million.  Other real estate owned are also level 2 assets measured using appraisals from external parties, which had a fair value of approximately $843,000 as of March 31, 2009.

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

Following is management's discussion of factors that management believes are among those necessary for an understanding of the Company's financial statements.  The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis in the Company’s 10-K for the year ended December 31, 2008.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in Form 10-K for the year ended December 31, 2008.  The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  The Company’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required (see Asset Quality).

Another of the Company’s critical accounting policies relates to its goodwill and intangible assets.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but evaluated for impairment annually.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.  Given the current instability of the economic environment, the Company’s common stock traded below its stated book value during the first quarter of 2009.   Accordingly, the Company engaged a third party to assist management in assessing the current fair value of its common stock and performed a goodwill impairment analysis as of March 31, 2009.  Upon review and analysis of the factors influencing value and utilizing the market value and investment value approaches, the Company determined the fair value of the common stock to be greater than stated and tangible book value, and therefore no impairment of the goodwill was recorded at the Company.

Compliance with accounting for stock-based compensation requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.  The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions.  The Company recognized stock option expense of $14,065 for the grant-date fair value of stock options vested in the three months ended March 31, 2009.  The Company did not grant any new stock options in the first quarter of 2009.

If the economic environment causes further instability in the market, it is reasonably possible that the methodology of the assessment of potential loan losses, goodwill impairment, and other fair value measurements could change in the near-term or could result in impairment going forward.

Results of Operations

Earnings Analysis

Net income available to common shareholders totaled $956,000 for the first quarter ended March 31, 2009, a decrease of 20.3% from net income of $1,199,000 reported for the first quarter of 2008 and 10.2% below net income of $1,064,000 reported for the fourth quarter of 2008. Diluted earnings per share for the first quarter of 2009 were $0.14 per share, a decrease of 22.2% from the $0.18 per share for the first quarter of 2008 and 12.5% below the $0.16 per share for the fourth quarter of 2008.  In the first quarter of 2009, the Company recorded $277,000 in dividends on its Series A Preferred Stock issued to the Treasury on January 9, 2009 under the Capital Purchase Plan.

Net interest income for the first quarter of 2009 increased $852,000 in comparison to the first quarter of 2008 due to a $2.4 million decrease in interest expense which was partially offset by a $1.5 million decrease in interest income.  The improvement in net interest income was offset by a $973,000 increase in non-interest expenses, primarily in occupancy expenses, group health insurance costs and increased FDIC deposit insurance premiums.  Non-interest income decreased $57,000 in prior year quarterly comparison primarily due to a one-time payment of $131,000 received from VISA during the first quarter of 2008.  The payment was related to VISA’s redemption of a portion of its Class B shares outstanding in connection with its initial public offering.   A $200,000 decrease in provision for loan losses in quarterly comparison, contributed to the $34,000 improvement to net earnings before dividends on preferred stock for the first quarter of 2009.

First quarter 2009 earnings were impacted by a $1.0 million provision for loan losses as a result of net charge-offs totaling $785,000 for the quarter, combined with credit downgrades and increased risk factors.   During the first quarter of 2009, $6.4 million in loans were placed on nonaccrual status, $5.7 million of which is attributable to one shared national participation credit in the Company’s Baton Rouge market.  The $5.7 million credit was identified as a potential problem loan in the fourth quarter of 2008 and was a contributing factor in the $2.0 million recorded as provision expense in that quarter.  Of the total $15.7 million in nonaccrual loans reported at March 31, 2009, $13.9 million, or 88.5%, are real estate credits in the Baton Rouge market and are continually monitored by the Company’s risk management officers.

The Company's tax expense totaled $157,000 for the first quarter of 2009 and $169,000 for the first quarter of 2008 and approximated 11% and 12% of income before taxes, respectively. The lower effective tax rate for both periods was due to decreased earnings combined with sustained tax-exempt interest income on municipal securities within the investment portfolio.

 The Company’s total assets for the first quarter ended March 31, 2009 were $923.1 million, a $13.7 million, or 1.5%, decrease from the $936.8 million in total assets recorded at December 31, 2008.  Deposits were $769.4 million as of March 31, 2009, an increase of $2.7 million, or .35%, from the $766.7 million as of December 31, 2008.  Money market and NOW deposits increased $16.4 million during the first quarter of 2009, offsetting a $12.9 million decrease in certificates of deposit.  Total loans were $597.2 million, a decrease of $11.7 million, or 1.92%, from $608.9 million as of December 31, 2008.  Nonperforming assets to total assets were 1.96% as of March 31, 2009, compared to 1.17 % for the fourth quarter of 2008.

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

The Company’s net interest margin on a taxable-equivalent basis, which is net interest income as a percentage of average earning assets, was 5.13% for the three months ended March 31, 2009, up 25 basis points from 4.88% for the three months ended March 31, 2008.  Tables 1 and 2 following this discussion analyze the changes in taxable-equivalent net interest income for the three months ended March 31, 2009 and 2008.

Taxable-equivalent net interest income totaled $10,599,000 for the first quarter of 2009, an increase of 9.2%, or $892,000, from the $9,707,000 reported for the first quarter of 2008.  The improvement in taxable-equivalent net interest income resulted primarily from a decrease of $2.4 million in interest expense which offset a decrease of $1.5 million in interest income.  The impact to interest income of a $31.6 million increase in the average volume of loans, from $569.2 million at March 31, 2008 to $600.8 million at March 31, 2009, was offset by a 146 basis point reduction in the average yield on loans in quarterly comparison.  The average yields on loans declined from 8.48% in the first quarter of 2008 to 7.02% in the first quarter of 2009 as New York Prime (“Prime”) fell 200 basis points, from 5.25% to 3.25% during the same period.  The average volume of investment securities, including federal funds sold and other interest earning assets, increased $5.8 million in quarterly comparison, while the taxable-equivalent yield increased 16 basis points, from 4.76% to 4.92%.

The decrease in interest expense in quarterly comparison resulted from a 148 basis point decrease in the average rate paid on interest-bearing liabilities, from 3.19% in the first quarter of 2008 to 1.71% in the first quarter of 2009.   Additionally, a $3.9 million decline in the average volume of interest-bearing liabilities contributed to the decrease in interest expense in quarterly comparison.  The decrease in the volume of interest-bearing liabilities was primarily in commercial platinum money market deposits and was partially offset by increases in the average volume of repurchase agreements, federal funds purchased and short term borrowings.

The average rate paid on the Company’s junior subordinated debentures decreased 161 basis points from first quarter of 2008 to first quarter of 2009 on the $8.2 million of such debentures issued in the fourth quarter of 2004.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at March 31, 2009 was 3.78%.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.  In February 2001, the Company issued $7.2 million of junior subordinated debentures.  The debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended March 31,
	2009			2008
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$101,777	1,146	4.50%	$78,825	$958	4.86%
Tax exempt[2]	119,825	1,614	5.39%	108,933	1,474	5.41%
Other investments	4,308	33	3.06%	3,693	31	3.36%
Total investments	225,910	2,793	4.95%	191,451	2,463	5.14%
Federal funds	1,587	1	0.25%	38,970	274	2.78%
Loans
Commercial and real estate	488,297	8,036	6.67%	456,435	9,419	8.30%
Installment	112,485	2,362	8.52%	112,719	2,587	9.23%
Total loans[3]	600,782	10,398	7.02%	569,154	12,006	8.48%
Other earning assets	9,071	75	3.35%	386	2	2.08%
Total earning assets	837,350	13,267	6.43%	799,961	14,745	7.41%
Allowance for loan losses	(7,416)			(5,531)
Nonearning assets	92,156			89,728
Total assets	$922,090			$884,158

Liabilities and stockholders’ equity
NOW, money market, and savings	$421,942	$1,104	1.06%	$450,702	$2,929	2.61%
Time deposits	144,063	1,070	3.01%	141,073	1,549	4.42%
Total interest bearing deposits	566,005	2,174	1.56%	591,775	4,478	3.04%
Federal funds purchased and securities sold under repurchase agreements	30,899	205	2.80%	26,150	212	3.21%
FHLB advances	-	-		1,663	16	3.81%
Federal Reserve Bank discount window	18,756	23	0.50%	-	-
Total borrowings	49,655	228	1.84%	27,813	228	3.24%
Junior subordinated debentures	15,465	266	6.88%	15,465	332	8.49%
Total interest bearing liabilities	631,125	2,668	1.71%	635,053	5,038	3.19%

Demand deposits	192,319			174,109
Other liabilities	4,793			5,095
Stockholders’ equity	93,853			69,901
Total liabilities and stockholders’ equity	$922,090			$884,158

Net interest income and net interest spread		$10,599	4.72%		$9,707	4.22%
Net yield on interest earning assets			5.13%			4.88%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2 Interest income of $474,000 for 2009 and $433,000 for 2008 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
3 Interest income includes loan fees of $798,000 for 2009 and $929,000 for 2008.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended March 31, 2009 compared to March 31, 2008
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$188	$262	$(74)
Tax exempt	140	147	(7)
Other investments	2	5	(3)
Federal funds sold	(273)	(140)	(133)
Loans, including fees	(1,608)	634	(2,242)
Other earning assets	73	71	2
Total	(1,478)	979	(2,457)

Interest paid on:
Interest bearing deposits	(2,304)	(185)	(2,119)
Federal funds purchased and securities sold under repurchase agreements	(7)	25	(32)
FHLB advances	(16)	(16)	-
Federal Reserve Bank discount window	23	23	-
Junior subordinated debentures	(66)	-	(66)
Total	(2,370)	(153)	(2,217)

Taxable-equivalent net interest income	$892	$1,132	$(240)

Note: Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income for the first quarter of 2009 totaled $3.5 million, or 1.6 % below the $3.6 million earned in the first quarter of 2008. The decrease in prior-year quarterly comparison resulted primarily from a one-time payment totaling $131,000 received from VISA during the first quarter of 2008.  The one-time payment was related to VISA’s redemption of a portion of its Class B shares outstanding in connection with an initial public offering.  Net of the VISA payment, service charges on deposit accounts increased $17,000 and ATM and debit card income increased $166,000 in quarterly comparison.

Non-interest Expenses

Non-interest expense increased $973,000 in prior-year quarterly comparison, primarily due to increased occupancy expenses, group health insurance costs, and FDIC insurance premiums.  Although the number of full-time equivalent employees decreased to 418 at March 31, 2009, from 423 at March 31, 2008, salaries and benefits costs increased $301,000, primarily due to a $269,000 increase in group health insurance.  Occupancy expenses increased $385,000, primarily due to increases in lease expense and depreciation expense on premises and equipment.  Additional increases were recorded in FDIC insurance premiums ($214,000) due to increased premium rates assessed and in professional fees ($131,000), which included subscription and other costs associated with the on-going implementation of a Customer Relationship Management (“CRM”) system.

Analysis of Statement of Condition

Consolidated assets totaled $923.1 million at March 31, 2009, down $13.7 million from $936.8 million at December 31, 2008 primarily due to maturities and calls within the investment portfolio and loan payouts.  Cash flows from the loan and investment portfolios reduced the Company’s federal funds purchased and Federal Reserve Bank Discount Window borrowings during the first three months of 2009.  Additionally, $20.0 million received from the Treasury for the

Company’s Series A Preferred Stock added liquidity and capital for the first quarter of 2009.  The Company participated in the Treasury’s Capital Purchase Plan for the purpose of funding loans within its markets.

Deposits totaled $769.4 million at the end of the first quarter of 2009, an increase of $2.7 million from $766.7 million at December 31, 2008.  Growth in NOW, money market, and savings deposits totaling $16.3 million was mostly offset by a $12.5 million decrease in certificates of deposit (“CD’S”) and a $1.1 million decrease in non-interest bearing balances within the Company’s markets.  The decrease in the CD portfolio occurred as higher yielding promotional CD’s were offered lowered rates at renewal.  Securities sold under agreements to repurchase increased $12.6 million, as a few of the Company’s commercial depositors that maintain higher account balances sought additional security collateral to supplement FDIC insurance.

Securities available-for-sale totaled $212.5 million at March 31, 2009, down $13.4 million from $225.9 million at December 31, 2008. The portfolio of securities held-to-maturity decreased $1.8 million, from $6.5 million at December 31, 2008 to $4.7 million at March 31, 2009.  Both portfolios were affected by maturities and calls within the first quarter of 2009.

Loans totaled $597.2 million at March 31, 2009 compared to $608.9 million at December 31, 2008, a decrease of $11.7 million over the first three months of 2009.   Loan payouts exceeded new loans funded during the quarter and loan demand softened.  The composition of the Company’s loan portfolio is reflected in Table 3 below.

Table 3 Composition of Loans (in thousands)
	March 31, 2009	December 31, 2008
Commercial, financial, and agricultural	$202,315	$210,058
Lease financing receivable	7,377	8,058
Real estate – mortgage	236,594	234,588
Real estate – construction	64,389	65,327
Installment loans to individuals	85,604	89,901
Other	930	1,023
Total loans	$597,209	$608,955

Within the $236.6 million real estate mortgage portfolio at March 31, 2009, $170.1 million represented loans secured primarily by commercial real estate, 65.4% of which was owner-occupied.  Real estate mortgage loans secured by 1-4 family residential properties totaled $66.5 million, 78.2% of which represented loans secured by first liens. Within the $64.4 million real estate construction portfolio, 87.0% represented commercial construction and land development and 13.0% represented residential construction and consumer property.  Management believes the Company’s risk within the real estate and construction portfolios is diversified throughout its markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at March 31, 2009.

Liquidity

Liquidity is the availability of funds to meet operational cash flow requirements and to meet maturing contractual obligations.  The Bank’s primary liquidity needs involve its ability to accommodate customers’ demands for deposit withdrawals as well as their requests for credit.  Liquidity is deemed adequate when sufficient cash to meet these needs can be promptly raised at a reasonable cost to the Bank.  Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  The Bank’s core deposits are its most stable and important source of funding.  Further, the low variability of the core deposit base lessens the need for liquidity.  Cash deposits at other banks, federal funds sold, principal payments received on loans and mortgage-backed securities, and maturities of investment securities provide additional primary sources of asset liquidity for the Bank.  The Bank also has significant borrowing capacity with the Federal Reserve Bank of Atlanta (“FRB”) and with the FHLB of Dallas, Texas (“FHLB–Dallas”).  As of March 31, 2009, the Company had no borrowings with the FRB Discount Window or the FHLB-Dallas.  The Company has $31.0 million in collateral pledged to the Discount Window and has the ability to post additional collateral of approximately $99.0 million if necessary to meet liquidity needs.  Under existing agreements with the FHLB-Dallas, the Company’s borrowing capacity totaled $144.0 million at March 31, 2009.  With concerns about the stability of the FHLB system in the current economic environment, the Company is finalizing the process of transferring loan collateral from the FHLB-Dallas for pledging under a Borrower-in-Custody (“BIC”) line with the FRB.  An additional unsecured borrowing line totaling $21.0 million is available to the Company through a primary correspondent bank.  The unsecured line has been tested recently to ensure availability and the Company monitors the stability of its primary correspondent bank.  The Company utilizes these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within the Company’s markets.

At the parent company level, cash is needed primarily to meet interest payments on the junior subordinated debentures and to pay dividends on the preferred and common stock. On January 9, 2009, the Company’s participation in the Capital Purchase Plan of the Treasury added $20.0 million in liquidity and capital. The Company distributed the majority of the proceeds to the Bank for the purpose of funding loans.  Some of the proceeds were retained at the Company to meet the 5% dividend requirement on the Series A Preferred Stock.

Other capital transactions include an $8.2 million issuance of junior subordinated debentures on September 20, 2004, the proceeds of which were used to partially fund the Lamar Bancshares acquisition.  The parent company previously issued $7.2 million in junior subordinated debentures in February 2001.  Currently, dividends from the Bank primarily provide liquidity for the parent company.  Dividends from the Bank totaled $4,000,000 in 2008.  The Bank has the ability to declare dividends to the Company without prior approval of its primary regulators.  However, the Bank’s ability to pay dividends would be prohibited if the result would cause the Bank’s regulatory capital to fall below minimum requirements.  As a publicly traded company, the parent company also has the ability to issue other securities instruments to provide funds as needed for operations and future growth.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At March 31, 2009, the Company and the Bank were in compliance with statutory minimum capital requirements and was classified as “well capitalized”.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of March 31, 2009, the Company’s leverage ratio was 10.66%, Tier 1 capital to risk-weighted assets was 14.20% and total capital to risk-weighted assets was 15.37%.  The Bank had a leverage capital ratio of 10.14% at March 31, 2009.

Asset Quality

Credit Risk Management

The Company manages its credit risk by observing written, board approved policies that govern all underwriting activities.  The credit risk management program requires that each individual loan officer review his or her portfolio on a scheduled basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review department and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, bank concentrations are monitored and reported to the Board of Directors quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.

Nonperforming Assets and Allowance for Loan Losses

Table 4 summarizes the Company's nonperforming assets for the quarters ending March 31, 2009 and 2008, and December 31, 2008.

Table 4 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	March 31, 2009	March 31, 2008	December 31, 2008
Nonaccrual loans	$15,713	$1,899	$9,355
Loans past due 90 days and over and still accruing	1,250	2,275	1,005
Total nonperforming loans	16,963	4,174	10,360
Other real estate owned	843	143	329
Other foreclosed assets	255	315	306
Total nonperforming assets	$18,061	$4,632	$10,995

Nonperforming assets to total assets	1.96%	0.49%	1.17%
Nonperforming assets to total loans + OREO + other foreclosed assets	3.02%	0.81%	1.80%
ALL to nonperforming loans	45.99%	146.86%	73.22%
ALL to total loans	1.31%	1.08%	1.25%

YTD charge-offs	$856	$691	$2,624
YTD recoveries	71	9	192
YTD net charge-offs	$785	$682	$2,432
YTD net charge-offs to total loans	0.13%	0.12%	0.40%
Annualized net charge-offs to total loans	0.53%	0.48%	0.40%

At March 31, 2009, nonperforming assets, including loans past due 90 days and over and still accruing, totaled $18.1 million, or 1.96% of total assets, as compared to the $4.6 million, or 0.49% of total assets recorded at March 31, 2008 and $11.0 million, or 1.17% of total assets, at December 31, 2008.  The increase in non-performing assets in prior year comparison resulted primarily from an increase of $13.8 million in nonaccrual loans and a $640,000 net increase in other real estate owned and other assets repossessed, partially offset by a $1.0 million reduction in loans past due 90 days and over and still accruing.  During the first quarter of 2009, $6.4 million in loans were placed on nonaccrual status, $5.7 million of which is attributable to one shared national participation credit in the Company’s Baton Rouge market.

Allowance coverage for nonperforming loans was 45.99% at March 31, 2009, compared to 146.86% at March 31, 2008 and 73.22% at December 31, 2008.  Net charge-offs were 0.13% of total loans for the first quarter 2009 compared to 0.12 % the first quarter of 2008 and .40% for year ended December 31, 2008.  Management’s most recent analysis of the Allowance for Loan Losses (“ALL”) indicated that the ALL/total loans ratio of 1.31% was appropriate at March 31, 2009.  The ALL/total loans ratio was 1.08% at March 31, 2008 and 1.25% at December 31, 2008.

Specific reserves have been established in the ALL to cover probable losses on nonperforming assets.  The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.  Management believes the $7.8 million in the allowance as of March 31, 2009 is sufficient to cover probable losses in the loan portfolio.

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

There have been no significant changes from the information regarding market risk disclosed under the heading “Interest Rate Sensitivity” in the Company’s Annual Report for the year ended December 31, 2008.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the first quarter of 2009, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the quarter ended March 31, 2009.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan4	Maximum Number of Shares That May Yet be Purchased Under the Plan[4]
January 2009	None
February 2009	None
March 2009	None

The Company is prohibited from repurchasing its common shares due to its participation in the Capital Purchase Plan with the Treasury.

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

(b)  Reports Filed on Form 8-K
A press release regarding the Company’s earnings for the quarter ended March 31, 2009 was attached as Exhibit 99.1 to the Form 8-K filed on April 24, 2009.

 A press release regarding the resignation of the Company’s Chief Retail Officer was attached as Exhibit 99.1 to the Form 8-K filed April 28, 2009.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: May 8, 2009
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO
(Principal Executive Officer)
/s/ Teri S. Stelly
Teri S. Stelly, SVP/Interim CFO
(Principal Financial Officer)