Form 10-Q
period 2009-06-30
MIDSOUTH BANCORP INC
filed 2009-08-10
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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
YES   ☐   NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.
Large accelerated filer ☐                                       Accelerated filer ☒                                   Non-accelerated filer ☐    Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

As of July 31, 2009, there were 6,788,933 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

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
Capital Asset Quality
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
Part II – Other Information
        Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits.
Signatures

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition (dollars in thousands, except per share data)
	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Assets
Cash and due from banks	$27,420	$24,753
Interest-bearing deposits in other banks	29	33
Federal funds sold	12,204	-
Time deposits in other banks	21,023	9,023
Securities available-for-sale, at fair value (cost of $201,653 at June 30, 2009 and $223,372 at December 31, 2008)	204,918	225,944
Securities held-to-maturity (estimated fair value of $3,759 at June 30, 2009 and $6,648 at December 31, 2008)	3,668	6,490
Other investments	4,429	4,309
Loans	596,114	608,955
Allowance for loan losses	(8,038)	(7,586)
Loans, net of allowance	588,076	601,369
Bank premises and equipment, net	39,580	40,580
Accrued interest receivable	5,002	5,356
Goodwill and intangibles	9,540	9,605
Cash surrender value of life insurance	4,458	4,378
Other assets	3,847	4,975
Total assets	$924,194	$936,815

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$185,332	$199,899
Interest bearing	577,320	566,805
Total deposits	762,652	766,704
Borrowings	45,809	75,876
Accrued interest payable	840	1,227
Junior subordinated debentures	15,465	15,465
Other liabilities	5,630	4,499
Total liabilities	830,396	863,771
Stockholders’ Equity:
Series A Preferred stock, no par value; 5,000,000 shares authorized, 20,000 shares issued and outstanding at June 30, 2009 and none at December 31, 2008	19,113	-
Common stock, $0.10 par value; 10,000,000 shares authorized, 6,788,885 issued and 6,618,220 outstanding at June 30, 2009 and December 31, 2008	679	679
Additional paid-in capital	53,052	52,097
Unearned ESOP shares	(273)	(18)
Accumulated other comprehensive income	2,155	1,697
Treasury stock – 170,665 shares at June 30, 2009 and December 31, 2008, at cost	(3,544)	(3,544)
Retained earnings	22,616	22,133
Total stockholders’ equity	93,798	73,044
Total liabilities and stockholders’ equity	$924,194	$936,815

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$10,294	$11,202	$20,693	$23,208
Securities, time deposits and other investments:
Taxable	1,057	1,230	2,279	2,190
Nontaxable	1,097	1,029	2,237	2,070
Federal funds sold	48	366	81	671
Total interest income	12,496	13,827	25,290	28,139

Interest expense:
Deposits	2,040	3,530	4,214	8,008
Borrowings	272	168	500	396
Junior subordinated debentures	262	290	528	622
Total interest expense	2,574	3,988	5,242	9,026

Net interest income	9,922	9,839	20,048	19,113
Provision for loan losses	2,100	855	3,100	2,055
Net interest income after provision for loan losses	7,822	8,984	16,948	17,058

Non-interest income:
Service charges on deposits	2,577	2,563	4,965	4,932
ATM and debit card income	785	646	1,540	1,235
Other charges and fees	496	595	883	1,225
Total non-interest income	3,858	3,804	7,388	7,392

Non-interest expenses:
Salaries and employee benefits	5,272	5,199	10,752	10,377
Occupancy expense	2,295	2,048	4,629	3,998
FDIC insurance	752	103	1,053	190
Other	2,813	3,743	5,964	6,822
Total non-interest expenses	11,132	11,093	22,398	21,387

Income before income taxes	548	1,695	1,938	3,063
Provision for income taxes	(197)	277	(40)	446

Net earnings	745	1,418	1,978	2,617
Dividends on preferred stock	299	-	576	-
Net earnings available to common shareholders	$446	$1,418	$1,402	$2,617

Earnings per share:
Basic	$0.07	$0.22	$0.21	$0.40
Diluted	$0.07	$0.21	$0.21	$0.39

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Six Months Ended June 30, 2009 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Shares	Income	Stock	Earnings	Total
Balance- January 1, 2009	-	-	6,788,885	$679	$52,097	$(18)	$1,697	$(3,544)	$22,133	$73,044
Net earnings	-	-	-	-	-	-	-	-	1,978	1,978
Net change in unrealized gains (losses) on securities available-for-sale, net of taxes	-	-	-	-	-	-	458	-	-	458
Comprehensive income	-	-	-	-	-	-	-	-	-	2,436
Issuance of Series A cumulative preferred stock and common stock warrants, net of issuance costs of $46,000	20,000	19,014	-	-	940	-	-	-	-	19,954
Dividends on preferred stock and accretion of common stock warrants	-	99	-	-	-	-	-	-	(576)	(477)
Dividends on common stock, $0.14 per share	-	-	-	-	-	-	-	-	(919)	(919)
Tax benefit resulting from exercise of stock options, net adjustment	-	-	-	-	(3)	-	-	-	-	(3)
Increase in ESOP obligation, net of repayments	-	-	-	-	-	(255)	-	-	-	(255)
Excess of market value over book value of ESOP shares	-	-	-	-	2	-	-	-	-	2
Stock option expense	-	-	-	-	16	-	-	-	-	16
Balance- June 30, 2009	20,000	$19,113	6,788,885	$679	$53,052	$(273)	$2,155	$(3,544)	$22,616	$93,798

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Six Months Ended June 30, 2008 (in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Capital	Shares	Income	Stock	Earnings	Total
Balance- January 1, 2008	6,722,993	$672	$51,327	$(133)	$813	$(3,040)	$18,830	$68,469
Cumulative-effect adjustment for the adoption of EITF 06-4	-	-	-	-	-	-	(115)	(115)

Net earnings	-	-	-	-	-	-	2,617	2,617
Comprehensive income:
Net change in unrealized losses on securities available-for-sale, net of taxes	-	-	-	-	(604)	-	-	(604)
Comprehensive income								2,013
Cash dividends on common stock, $0.14 per share	-	-	-	-	-	-	(921)	(921)
Exercise of stock options	65,891	7	469	-	-	-	-	476
Tax benefit resulting from exercise of stock options	-	-	202	-	-	-	-	202
Purchase of treasury stock	-	-	-	-	-	(465)	-	(465)
ESOP compensation expense	-	-	18	61	-	-	-	79
Stock option expense	-	-	34	-	-	-	-	34
Balance- June 30, 2008	6,788,884	$679	$52,050	$(72)	$209	$(3,505)	$20,411	$69,772

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$1,978	$2,617
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,867	1,581
Provision for loan losses	3,100	2,055
Provision for deferred taxes	(229)	(282)
Amortization of premiums on securities, net	361	177
Stock option expense	16	34
Net loss on sale of premises and equipment	4	193
Change in accrued interest receivable	354	533
Change in accrued interest payable	(388)	(142)
Other, net	2,818	(17)
Net cash provided by operating activities	9,881	6,749

Cash flows from investing activities:
Net increase in interest earning deposits in other banks	(12,000)	(15,000)
Proceeds from maturities and calls of securities available-for-sale	52,884	35,881
Proceeds from maturities and calls of securities held-to-maturity	2,825	2,969
Proceeds from other investments	-	1,159
Purchases of securities available-for-sale	(31,524)	(66,619)
Purchases of other investments	(124)	(1,752)
Loan originations, net of repayments	9,426	1,098
Purchase of premises and equipment	(809)	(2,844)
Proceeds from sale of premises and equipment	1	6
Proceeds from sales of other real estate owned	14	-
Net cash provided by (used in) investing activities	20,693	(45,102)

Cash flows from financing activities:
Change in deposits	(4,052)	76,566
Change in repurchase agreements	20,835	10,847
Change in federal funds purchased	(14,900)	-
Change in Federal Reserve Discount Window borrowings	(36,000)	-
Proceeds from FHLB advances	-	19,100
Repayments of FHLB advances	-	(23,500)
Net proceeds from the issuance of preferred stock	19,954	-
Purchase of treasury stock	-	(464)
Payment of dividends on preferred stock	(350)	-
Payment of dividends on common stock	(1,191)	(1,186)
Proceeds from exercise of stock options	-	476
Excess tax benefit from stock option exercises, net adjustment	(3)	202
Net cash (used in) provided by financing activities	(15,707)	82,041

Net increase in cash and cash equivalents	14,867	43,688

Cash and cash equivalents, beginning of period	24,786	30,873

Cash and cash equivalents, end of period	$39,653	$74,561

Supplemental information- Noncash items
Accrued preferred stock dividends	128	-

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
June 30, 2009
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of June 30, 2009 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report and Form 10-K.

The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

Recent Accounting Pronouncements— The Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FSPs”) in April 2009 that were effective for interim and annual reporting periods ending on or after June 15, 2009.  FSP  FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments requires fair value disclosures about financial instruments in interim financial statements as well as disclosures about estimation methods and disclosure of changes in method from prior periods. FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI FSP”) create a new model for evaluating other-than-temporary impairments (“OTTI”) in debt securities. The OTTI FSP requires an entity to record an OTTI if it intends to sell a debt instrument or if it cannot assert it is more likely than not that it will not have to sell the security before recovery. If the entity does not intend to sell the security but does not expect to recover the amortized cost basis, the amount of the impairment that is a result of credit related losses will be reported in earnings and the remaining impairment related to illiquidity will be reflected in other comprehensive income.  FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly requires companies, as they are estimating fair values for assets and liabilities that are subject to fair value measurement, to consider various factors to determine whether there has been a significant decrease in the volume and level of activity compared to normal market activity and to consider whether an observed transaction was not orderly based on the weight of available evidence. The adoption of the three FSPs did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies, which amends and clarifies SFAS No. 141, Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP FAS 141(R)-1 is effective for fiscal years ending after December 15, 2009.  Implementation of the FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued statement of Financial Accounting Standards No. 165, Subsequent Events.  This new standard applies to interim and annual financial periods ending after June 15, 2009.  The statement establishes principles setting forth the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards.  This statement is effective for financial statements ending after September 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2009.  The reclassifications had no impact on stockholders equity or net income.

2.  Investment Securities
The portfolio of securities consisted of the following (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$23,542	$297	$12	$23,827
Obligations of state and political subdivisions	113,354	2,394	396	115,352
GSE Mortgage-backed securities	16,605	569	1	17,173
Collateralized mortgage obligations	47,902	773	189	48,486
Financial institution equity security	250	-	170	80
	$201,653	$4,033	$768	$204,918

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$39,163	$584	$-	$39,747
Obligations of state and political subdivisions	116,811	2,350	548	118,613
GSE Mortgage-backed securities	19,433	234	6	19,661
Collateralized mortgage obligations	47,715	258	144	47,829
Financial institution equity security	250	-	156	94
	$223,372	$3,426	$854	$225,944

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$3,668	$91	$-	$3,759

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$6,490	$158	$-	$6,648

With the exception of one private-label collateralized mortgage obligation (“CMO”) with a balance remaining of $193,000 at June 30, 2009, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at June 30, 2009 by contractual maturity are shown below (in thousands).  Except for mortgage-backed securities, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$8,151	$8,235
Due after one year through five years	57,329	58,824
Due after five years through ten years	51,708	52,650
Due after ten years	19,708	19,470
Mortgage-backed securities and collateralized mortgage obligations	64,507	65,659
	$201,403	$204,838

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$576	$582
Due after one year through five years	2,547	2,600
Due after five years through ten years	545	577
	$3,668	$3,759

Details concerning investment securities with unrealized losses as of June 30, 2009 are as follows (in thousands):

	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies	$5,389	$11	$-	$-	$5,389	$11
Obligations of state and political subdivisions	23,022	396	-	-	23,022	396
GSE Mortgage-backed securities	2	-	119	2	121	2
Collateralized mortgage obligations	5,403	148	350	41	5,753	189
Financial institution equity security	-	-	80	170	80	170
	$33,816	$555	$549	$213	$34,365	$768

Management evaluates each quarter whether unrealized losses on securities represent impairment that is other than temporary. For debt securities, the Company considers its intent to sell the securities or if it is more likely than not the Company will be required to sell the securities.  If such impairment is identified, based upon the intent to sell or the more likely than not threshold, the carrying amount of the security is reduced to fair value with a charge to earnings. Upon the result of the aforementioned review, management then reviews for potential other than temporary impairment based upon other qualitative factors.  In making this evaluation, management considers changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, performance of the debt security, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality.  If determined that a debt security has incurred an other than temporary impairment, then the amount of credit related impairment is determined.  If a credit loss is evident, the amount of the credit loss is charged to earnings and the non-credit related impairment is recognized through other comprehensive income.

The unrealized losses on debt securities at June 30, 2009 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality.  At June 30, 2009, management had no intent to sell the securities and determined it was more likely than not that the Company would not have to sell the securities and no other than temporary impairment was evident.  No other than temporary impairment losses were recognized during the six months ended June 30, 2009.

Each quarter management evaluates whether the unrealized loss on its equity security represents impairment that is other than temporary.  Management assesses the likelihood of recovery in fair value and the length of time over which a recovery would occur.  Management also considers whether there is both the ability and intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary.  The equity security is an investment in a portfolio of common stocks of community bank holding companies.  Management has deemed that the financial institution industry is in the midst of a recovery and anticipates that the equity security will recover the fair value over a foreseeable period of time.

However, if the security does not begin to recover its fair value as anticipated in the near future, management’s assessment may change.

Of the securities issued by U.S. Government agencies held by the Company at June 30, 2009, 1 of the 7 securities contained unrealized losses, while 37 out of 216 securities issued by state and political subdivisions contained unrealized losses.  Of the mortgage-backed securities, 3 out of 48 contained unrealized losses.  Of the collateralized mortgage obligations, 3 out of 20 contained unrealized losses.  The only equity security held by the Company at June 30, 2009 contained an unrealized loss.

During the six months ended June 30, 2009 and the year ended December 31, 2008, the Company did not sell any securities.  Securities with an aggregate carrying value of approximately $100,583,000 and $111,781,000 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3.     Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$7,801	$6,130	$7,586	$5,612
Provision for loan losses	2,100	855	3,100	2,055
Recoveries	60	76	131	85
Loans charged-off	(1,923)	(626)	(2,779)	(1,317)
Reclassifications	-	(149)	-	(149)
Balance, end of period	$8,038	$6,286	$8,038	$6,286

In the second quarter of 2008, approximately $149,000 of the allowance for loan loss was identified as a reserve for unfunded loan commitments.  The reserve was classified as a liability in accordance with SFAS No. 5, Accounting for Contingencies, in the same period.

4.     Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income available to common shareholders	$446	$1,418	$1,402	$2,617
Weighted average number of common shares outstanding used in computation of basic earnings per common share	6,589	6,607	6,598	6,597
Effect of dilutive securities: Stock options	18	53	15	54
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	6,607	6,660	6,613	6,651

Options and warrants on 233,456 shares of common stock were not included in computed diluted earnings for the quarter and six months ended June 30, 2009 because the effect of these shares was anti-dilutive. Options on 30,844 shares of common stock were not included in computed diluted earnings for the quarter and six months ended June 30, 2008 because of the effect of these shares was anti-dilutive.

5.     Declaration of Dividends

On January 22, 2009, the Company declared a $0.07 per share quarterly dividend for holders of common stock of record on March 18, 2009.  The second quarter $0.07 per share dividend was declared on April 16, 2009 for shareholders of record on June 17, 2009.

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

6.     Fair Value Measurement

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2009 using:
Description	at June 30, 2009	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government agencies	$23,827		$23,827
Obligations of state and political subdivisions	$115,352		$115,352
GSE Mortgage-backed securities	$17,173		$17,173
Collateralized mortgage obligations	$48,486		$48,486
Financial institution equity security	$80	$80

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below.  Impaired loans are level 2 assets at fair value less costs to sell measured using appraisals of the collateral from external parties less any prior liens.  Other real estate owned are also level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2009 using:
Description	at June 30, 2009	Level 1	Level 2	Level 3
Impaired loans	$12,552		$12,552
Other real estate owned	$829		$829

7. Disclosures About Fair Value of Financial Instruments

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—For cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits with original maturities less than 90 days the carrying amount is a reasonable estimate of fair value.

Time Deposits Held in Banks –  Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on deposits of similar terms of maturity.

Investment Securities—For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using one of three pricing levels in accordance with SFAS No. 157.  Refer to Note 6 - Fair Value Measurements for more detail on these fair value measurements.

Other Investments— Other investments include Federal Reserve Bank and Federal Home Loan Bank stock and other correspondent bank stocks which have no readily determined market value and are carried at cost.

Loans, net—For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair values for all other loans and leases are estimated based upon a discounted cash flow analysis, using interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality.  For impaired loans refer to Note 6 - Fair Value Measurements.

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

The estimated fair values of the Company’s financial instruments are as follows at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$39,653	$39,653	$24,786	$24,786
Time deposits held in banks	21,023	21,023	9,023	9,023
Securities available-for-sale	204,918	204,918	225,944	225,944
Securities held-to-maturity	3,668	3,759	6,490	6,648
Loans, net	588,075	594,042	601,369	604,829
Other investments	4,429	4,429	4,309	4,309
Cash surrender value of life insurance policies	4,458	4,458	4,378	4,378
Financial liabilities:
Noninterest-bearing deposits	185,332	185,332	199,899	199,899
Interest-bearing deposits	577,320	578,528	566,805	568,306
Repurchase agreements	45,809	45,809	24,976	24,976
Federal funds purchased	-	-	14,900	14,900
FRB Discount Window	-	-	36,000	36,000
Junior subordinated debentures	15,465	12,724	15,465	15,395

8. Subsequent Events

SFAS No. 165, Subsequent Events, establishes principles setting forth the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements.  For the purposes of this accounting standard, the Company has evaluated subsequent events through August 10, 2009.

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

Another of the Company’s critical accounting policies relates to its goodwill and intangible assets.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but evaluated for impairment annually.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.  The Company annually evaluates its goodwill for impairment as of December 31st of each year.  Given the current instability of the economic environment, the Company’s common stock traded below its stated book value during the first quarter of 2009, which was deemed a triggering event for interim analysis.   Accordingly, the Company engaged a third party to assist management in assessing the current fair value of its common stock and performed a goodwill impairment analysis as of March 31, 2009.  Upon review and analysis of the factors influencing value and utilizing the market value and investment value approaches, the Company determined the fair value of the common stock to be greater than stated and tangible book value, and therefore no impairment of the goodwill was recorded at the Company.  During the second quarter of 2009, the Company’s goodwill was not evaluated for impairment due to no triggering events having occurred during the quarter.

Compliance with accounting for stock-based compensation requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.  The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions.  The Company recognized stock option expense of $16,702 for the grant-date fair value of stock options vested in the six months ended June 30, 2009.  The Company did not grant any new stock options in the first half of 2009.

If the economic environment causes further instability in the market, it is reasonably possible that the methodology of the assessment of potential loan losses, goodwill impairment, and other fair value measurements could change in the near-term or could result in impairment going forward.

Results of Operations

Earnings Analysis

The Company reported net income available to common shareholders of $446,000 for the second quarter ended June 30, 2009, a decrease of $972,000 from net income available to common shareholders of $1,418,000 reported for the second quarter of 2008.  Diluted earnings per share for the second quarter of 2009 were $0.07 per share, a decrease of 66.7% from the $0.21 per share for the second quarter of 2008.  Beginning the first quarter of 2009, the Company recorded dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) issued to the U. S. Department of the Treasury on January 9, 2009 under the Capital Purchase Plan.  Dividends recorded on the Series A Preferred Stock totaled $299,000 for the second quarter of 2009 and $576,000 for the six months ended June 30, 2009.

For the six months ended June 30, 2009, net income available to common shareholders totaled $1,402,000, a 46.4% decrease from earnings of $2,617,000 for the first six months of 2008.  Of the $1,215,000 decrease, $576,000 is related to dividends on the Series A Preferred Stock.  Diluted earnings per share were $0.21 for the first six months of 2009, compared to $0.39 for the first six months of 2008.

Second quarter 2009 earnings were impacted by a $2.1 million provision recorded for loan losses, compared to $855,000 in the second quarter of 2008 and $1.0 million recorded in the first quarter of 2009.  Deterioration in the performance of a $5.7 million national participation credit in the Company’s Baton Rouge market prompted a $1.1 million charge-off on the credit in the second quarter of 2009 and an increase of $200,000 in specific reserves allocated to the credit within the Allowance for Loan Losses (“ALL”).  The remainder of the $2.1 million provision covered approximately $430,000 in charged-off loans associated with another Baton Rouge credit relationship and $333,000 in other credits charged-off in the second quarter of 2009. During the second quarter of 2009, the Company made management changes in the Baton Rouge market to strengthen credit underwriting and the monitoring of existing loans within that market.

Quarterly revenues for the Company, defined as net interest income and non-interest income, increased $137,000, or 1.0%, for the second quarter of 2009 compared to the second quarter of 2008.  The slight improvement in revenues resulted primarily from a $1,414,000 decrease in interest expense on deposits and borrowings, which was mostly offset by a $1,331,000 decrease in interest income on earning assets.  Non-interest income increased $54,000 due to a $138,000 increase in ATM/debit card income that was partially offset by decreases in mortgage banking fees and income from a third party investment advisory firm.  Non-interest expense increased $39,000 in prior year quarterly comparison, as expense reductions in several categories offset a $649,000 increase in FDIC premiums.  During the second quarter of 2009, the Company accrued $421,000 for a special assessment as required by the FDIC and also incurred an increase in the regular assessment rate.

Second quarter 2009 results were positively impacted by $197,000 in tax benefit compared to $277,000 in tax provisions recorded for the second quarter of 2008.  The $197,000 in quarterly tax benefit resulted from lower pretax profits combined with sustained tax exempt income levels and certain federal tax credits.

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

Net interest income totaled $9,922,000 for the second quarter of 2009, an increase of 0.8%, or $83,000, from the $9,839,000 reported for the second quarter of 2008.  The improvement in net interest income resulted primarily from a decrease of $1.4 million in interest expense which offset a decrease of $1.3 million in interest income.  The impact to interest income of a $32.4 million increase in the average volume of loans, from $563.6 million at June 30, 2008 to $596.0 million at June 30, 2009, was partially offset by a 106 basis point reduction in the average yield on loans in quarterly comparison.  The average yields on loans declined from 7.99% in the second quarter of 2008 to 6.93% in the second quarter of 2009 as New York Prime (“Prime”) fell 175 basis points, from 5.00% to 3.25% during the same period.  The average volume of investment securities, including federal funds sold and other interest-earning assets, decreased $50.5 million in quarterly comparison, while the taxable-equivalent yield increased 20 basis points, from 4.08% to 4.28%.  The volume decrease occurred primarily in federal funds sold and other interest-earning assets as deposits declined during the second half of 2008, following an influx of commercial money market deposits in the first quarter of 2008.

The decrease in interest expense in quarterly comparison resulted from a 71 basis point decrease in the average rate paid on interest-bearing liabilities combined with a $51.8 million decrease in the average volume of interest-bearing liabilities in quarterly comparison.  The decrease in interest-bearing liabilities was primarily in commercial platinum money market deposits and certificates of deposit, partially offset by an increase in the average volume of repurchase agreements.  The volume and rate decreases associated with interest-bearing liabilities, partially offset by the $32.3 million increase in the average volume of loans, primarily contributed to a 14 basis point improvement in the taxable-equivalent net interest margin, from 4.78% for the second quarter of 2008 to 4.92% for the second quarter of 2009.

In year-to-date comparison, net interest income increased $935,000 as interest expense decreased $3,784,000, offsetting a $2,849,000 decline in interest income.  Interest expense decreased primarily due to a 108 basis point reduction in the average rate paid on interest-bearing liabilities, from 2.75% at June 30, 2008 to 1.67% at June 30, 2009.  Additionally, the average volume of interest-bearing liabilities decreased $30.3 million in year-to-date comparison.  Interest income on average earning assets decreased primarily as the result of a 127 basis point decline in the average yield earned on loans, from 8.24% at June 30, 2008 to 6.97% at June 30, 2009.  An average volume increase of $32.0 million in loans partially offset the impact of lower yields.  As a result, the taxable-equivalent net interest margin improved 20 basis points, from 4.83% for the six months ended June 30, 2008 to 5.03% for the six months ended June 30, 2009.

The average rate paid on the Company’s junior subordinated debentures decreased 72 basis points from second quarter of 2008 to second quarter of 2009 on the $8.2 million of such debentures issued in the fourth quarter of 2004.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at June 30, 2009 was 3.11%.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.  In February 2001, the Company issued $7.2 million of junior subordinated debentures.  The debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended June 30,
	2009			2008
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$93,010	$1,001	4.30%	$95,039	$1,044	4.39%
Tax exempt2	115,933	1,554	5.36%	106,791	1,458	5.46%
Other investments	4,404	29	2.63%	4,283	32	2.99%
Total investments	213,347	2,584	4.84%	206,113	2,534	4.92%
Federal funds	25,826	18	0.28%	64,536	334	2.05%
Loans
Commercial and real estate	486,222	7,936	6.55%	451,181	8,753	7.80%
Installment	109,733	2,358	8.62%	112,462	2,449	8.76%
Total loans3	595,955	10,294	6.93%	563,643	11,202	7.99%
Time deposits in other banks	10,144	56	2.21%	29,174	185	2.55%
Total earning assets	845,272	12,952	6.15%	863,466	14,255	6.64%
Allowance for loan losses	(7,593)			(5,767)
Nonearning assets	89,199			88,306
Total assets	$926,878			$946,005

Liabilities and stockholders’ equity
NOW, money market, and savings	$435,659	$1,162	1.07%	$493,266	$2,026	1.65%
Time deposits	139,444	877	2.52%	143,845	1,505	4.21%
Total interest bearing deposits	575,103	2,039	1.42%	637,111	3,531	2.23%
Federal funds purchased and securities sold under repurchase agreements	44,093	273	2.45%	33,907	167	1.95%
Junior subordinated debentures	15,465	262	6.70%	15,465	290	7.42%
Total interest bearing liabilities	634,661	2,574	1.63%	686,483	3,988	2.34%

Demand deposits	190,097			183,674
Other liabilities	5,891			5,027
Stockholders’ equity	96,229			70,821
Total liabilities and stockholders’ equity	$926,878			$946,005

Net interest income and net interest spread		$10,378	4.52%		$10,267	4.30%
Net yield on interest earning assets			4.92%			4.78%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $456,000 for 2009 and $429,000 for 2008 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $744,000 for 2009 and $975,000 for 2008.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Six Months Ended June 30,
	2009			2008
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities4
Taxable	$97,369	$2,148	4.41%	$86,932	$2,002	4.61%
Tax exempt5	117,868	3,167	5.37%	107,862	2,933	5.44%
Other investments	4,357	62	2.85%	3,988	63	3.16%
Total investments	219,594	5,377	4.90%	198,782	4,998	5.03%
Federal funds	13,774	19	0.27%	51,753	608	2.32%
Loans
Commercial and real estate	487,253	15,973	6.61%	453,808	18,172	8.05%
Installment	111,101	4,719	8.57%	112,591	5,036	8.99%
Total loans6	598,354	20,692	6.97%	566,399	23,208	8.24%
Time deposits in other banks	9,610	131	2.75%	14,780	187	2.54%
Total earning assets	841,332	26,219	6.28%	831,714	29,001	7.01%
Allowance for loan losses	(7,505)			(5,649)
Nonearning assets	90,662			89,017
Total assets	$924,489			$915,082

Liabilities and stockholders’ equity
NOW, money market, and savings	$428,838	$2,267	1.07%	$471,984	$4,955	2.11%
Time deposits	141,741	1,947	2.77%	142,459	3,053	4.31%
Total interest bearing deposits	570,579	4,214	1.49%	614,443	8,008	2.62%
Federal funds purchased and securities sold under repurchase agreements	37,533	477	2.56%	29,977	377	2.49%
FHLB advances	-	-	-	907	18	3.93%
Federal Reserve Bank discount window	9,326	23	0.50%	-	-	-
Total borrowings	46,859	500	2.12%	30,884	395	2.53%
Junior subordinated debentures	15,465	528	6.79%	15,465	623	7.97%
Total interest bearing liabilities	632,903	5,242	1.67%	660,792	9,026	2.75%

Demand deposits	191,203			178,891
Other liabilities	5,336			5,038
Stockholders’ equity	95,047			70,361
Total liabilities and stockholders’ equity	$924,489			$915,082

Net interest income and net interest spread		$20,977	4.61%		$19,975	4.26%
Net yield on interest earning assets			5.03%			4.83%

4 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

5 Interest income of $929,000 for 2009 and $862,000 for 2008 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
6 Interest income includes loan fees of $1,542,000 for 2009 and $1,903,000 for 2008.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended June 30, 2009 compared to June 30, 2008
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(43)	$(22)	$(21)
Tax exempt	96	123	(27)
Other investments	(3)	1	(4)
Federal funds sold	(316)	(129)	(187)
Loans, including fees	(908)	617	(1,525)
Time deposits in other banks	(129)	(108)	(21)
Total	(1,303)	482	(1,785)

Interest paid on:
Interest bearing deposits	(1,492)	(319)	(1,173)
Federal funds purchased and securities sold under repurchase agreements	106	57	49
Junior subordinated debentures	(28)	-	(28)
Total	(1,414)	(262)	(1,152)

Taxable-equivalent net interest income	$111	$744	$(633)

Note: Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Six Months Ended June 30, 2009 compared to June 30, 2008
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$146	$233	$(87)
Tax exempt	234	269	(35)
Other investments	(1)	5	(6)
Federal funds sold	(589)	(266)	(323)
Loans, including fees	(2,516)	1,252	(3,768)
Time deposits in other banks	(56)	(69)	13
Total	(2,782)	1,424	(4,206)

Interest paid on:
Interest bearing deposits	(3,794)	(536)	(3,258)
Federal funds purchased and securities sold under repurchase agreements	100	88	12
FHLB advances	(18)	(18)	-
Federal Reserve Bank discount window	23	23	-
Junior subordinated debentures	(95)	-	(95)
Total	(3,784)	(443)	(3,341)

Taxable-equivalent net interest income	$1,002	$1,867	$(865)

Note: Changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income for the second quarter of 2009 totaled $3,858,000 or 1.4% above the $3,804,000 earned in the second quarter of 2008.  For the six months ended June 30, 2009, non-interest income totaled $7,388,000 or $4,000 less than the $7,392,000 reported for the six months ended June 30, 2008.  A $138,000 increase in ATM and debit card fee income offset decreases of $54,000 in income from a third party investment advisory firm and $23,000 in mortgage processing fees in prior-year quarterly comparison.

In year-to-date comparison, a $305,000 increase in ATM and debit card fee income offset decreases of $86,000 in income from the third-party investment advisory firm, $65,000 in mortgage processing fees, and a one-time payment totaling $131,000 received from VISA during the first quarter of 2008.  The one-time payment was related to VISA’s redemption of a portion of its Class B shares outstanding in connection with an initial public offering.  Income from service charges on deposit accounts remained flat in quarterly and year-to-date comparisons.

Non-interest Expenses

Non-interest expense increased $39,000 in prior-year quarterly comparison, as decreases in several expense categories, including marketing costs and professional and consulting fees, offset increases of $649,000 in FDIC premiums (including a special assessment), $247,000 in occupancy expense and $73,000 in salaries and benefits costs.   Occupancy expense increased primarily due to increases in lease expense, depreciation expense and maintenance costs on premises and equipment.

In year-to-date comparison, non-interest expense increased $1.0 million, as increases of $863,000 in FDIC premiums (including a special assessment), $631,000 in occupancy expense and $375,000 in salary and benefit costs exceeded expense reductions in other categories.

Analysis of Statement of Condition

Consolidated assets totaled $924.2 million at June 30, 2009, down $12.6 million from $936.8 million at December 31, 2008 primarily due to maturities and calls within the investment portfolio and loan payouts.  Cash flows from the loan and investment portfolios reduced the Company’s federal funds purchased and Federal Reserve Bank Discount Window borrowings during the first six months of 2009.  Additionally, $20.0 million received from the Treasury for the Company’s Series A Preferred Stock added liquidity and capital for the first six months of 2009.  The Company participated in the Treasury’s Capital Purchase Plan for the purpose of funding loans within its markets.

Deposits totaled $762.7 million at the end of the second quarter of 2009, a decrease of $4.0 million from $766.7 million at December 31, 2008.  Growth in NOW, money market, and savings deposits totaling $23.6 million was mostly offset by a $13.0 million decrease in certificates of deposit (“CD’s”) and a $14.6 million decrease in non-interest bearing balances within the Company’s markets.  The decrease in the CD portfolio occurred as higher yielding promotional CD’s were offered lowered rates at renewal.  Retail repurchase agreements, included in securities sold under agreements to repurchase, increased $20.8 million, as recession concerns prompted a few of the Company’s commercial depositors with higher account balances to seek deposit coverage in excess of FDIC insurance.

Securities available-for-sale totaled $204.9 million at June 30, 2009, down $21.0 million from $225.9 million at December 31, 2008. The portfolio of securities held-to-maturity decreased $2.8 million, from $6.5 million at December 31, 2008 to $3.7 million at June 30, 2009.  Both portfolios were affected by maturities and calls within the first six months of 2009.

Loans totaled $596.1 million at June 30, 2009 compared to $609.0 million at December 31, 2008, a decrease of $12.9 million over the first half of 2009.   Loan repayments exceeded new loans funded during the six months ended June 30, 2009 and loan demand softened as economic concerns continued to stem loan production.

The composition of the Company’s loan portfolio is reflected in Table 5 below.

Table 5 Composition of Loans (in thousands)
	June 30, 2009	December 31, 2008
Commercial, financial, and agricultural	$200,192	$210,058
Lease financing receivable	7,538	8,058
Real estate – mortgage	242,595	234,588
Real estate – construction	60,062	65,327
Installment loans to individuals	84,602	89,901
Other	1,125	1,023
Total loans	$596,114	$608,955

Within the $242.6 million real estate mortgage portfolio at June 30, 2009, $164.8 million represented loans secured primarily by commercial real estate, 68.7% of which was owner-occupied.  Real estate mortgage loans secured by 1-4 family residential properties totaled $67.9 million, 77.5% of which represented loans secured by first liens. Within the $60.1 million real estate construction portfolio, 88.2% represented commercial construction and land development and 11.8% represented residential construction and consumer property.  Management believes the Company’s risk within the real estate and construction portfolios is diversified throughout its markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at June 30, 2009.

Off -Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with the U.S. generally accepted accounting principles, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, letters of credit and lines of credit.

For the period ended June 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations or cash flows.

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

The Bank also has significant borrowing capacity with the Federal Reserve Bank of Atlanta (“FRB”) and with the Federal Home Loan Bank of Dallas, Texas (“FHLB–Dallas”).  As of June 30, 2009, the Company had no borrowings with the FRB Discount Window or the FHLB-Dallas.  The Company has $21.5 million in borrowing capacity at the Discount Window and has the ability to post additional collateral of approximately $94.0 million if necessary to meet liquidity needs.  Under existing agreements with the FHLB-Dallas, the Company’s borrowing capacity totaled $142.0 million at June 30, 2009.  With concerns about the stability of the FHLB system in the current economic environment, the Company finalized the process of transferring $25.8 million in loan collateral from the FHLB-Dallas for pledging under a Borrower-in-Custody (“BIC”) line with the FRB.  An additional unsecured borrowing line totaling $26.1 million is available to the Company through a primary correspondent bank.  The unsecured line has been renewed and increased recently to ensure availability and the Company monitors the stability of its primary correspondent bank.  The Company utilizes these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within the Company’s markets.

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

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At June 30, 2009, the Company and the Bank were in compliance with statutory minimum capital requirements and was classified as “well capitalized”.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of June 30, 2009, the Company’s leverage ratio was 10.63%, Tier 1 capital to risk-weighted assets was 14.41% and total capital to risk-weighted assets was 15.62%.  The Bank had a leverage capital ratio of 10.12% at June 30, 2009.

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

Nonperforming Assets and Allowance for Loan Losses

Table 6 summarizes the Company's nonperforming assets for the quarters ending June 30, 2009 and 2008, and December 31, 2008.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	June 30, 2009	December 31, 2008	June 30, 2008
Nonaccrual loans	$15,664	$9,355	$2,368
Loans past due 90 days and over and still accruing	791	1,005	563
Total nonperforming loans	16,455	10,360	2,931
Other real estate owned	829	329	143
Other foreclosed assets	203	306	384
Total nonperforming assets	$17,487	$10,995	$3,458

Nonperforming assets to total assets	1.89%	1.17%	0.37%
Nonperforming assets to total loans + OREO + other foreclosed assets	2.93%	1.80%	0.61%
ALL to nonperforming loans	48.85%	73.22%	214.47%
ALL to total loans	1.35%	1.25%	1.11%

YTD charge-offs	$2,779	$2,624	$1,317
YTD recoveries	131	192	85
YTD net charge-offs	$2,648	$2,432	$1,232
Annualized net charge-offs to total loans	0.90%	0.40%	0.44%

Nonaccrual loans totaled $15.7 million as of June 30, 2009, compared to $2.4 million as of June 30, 2008 and $9.4 million at year-end 2008.  Of the $15.7 million, $12.9 million, or 82%, represents two large commercial real estate relationships in the Baton Rouge market.  During the second quarter of 2009, the Company made management changes in the Baton Rouge market to strengthen credit underwriting and the monitoring of existing loans within that market.  Loans totaling $974,000 were placed on nonaccrual during the second quarter of 2009, offsetting the reduction of $1.1 million charged-off on the national participation credit.  Loans past due 90 days or more totaled $791,000 at June 30, 2009, an increase of $228,000 over the $563,000 at June 30, 2008 and a decrease of $214,000 from the $1,005,000 reported at December 31, 2008.

Allowance coverage for nonperforming loans was 48.85% at June 30, 2009, compared to 214.47% at June 30, 2008 and 73.22% at year-end 2008.  Annualized year-to-date charge-offs were 0.90% of total loans for the second quarter of 2009 compared to 0.44% for the second quarter of 2008 and .40% at December 31, 2008.  Management’s most recent analysis of the ALL indicated that the ALL/total loans ratio of 1.35% was appropriate at June 30, 2009.  The ALL/total loans ratio was 1.11% at June 30, 2008 and 1.25% at December 31, 2008.

Specific reserves have been established in the ALL to cover probable losses on nonperforming assets.  The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.  Management believes the $8.0 million in the allowance as of June 30, 2009 is sufficient to cover probable losses in the loan portfolio.

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

During the second quarter of 2009, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company's business, financial condition or future operating results.  As of June 30, 2009, the risk factors of the Company have not changed materially from those reported in the Company's Annual Report on Form 10K.  Additional risks and uncertainties not currently known or currently deemed to be immaterial may also materially adversely affect the Company's business, financial conditions or future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Securities Exchange Act Rule 10b-8(a)(3), of equity securities during the quarter ended June 30, 2009.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan7	Maximum Number of Shares That May Yet be Purchased Under the Plan7
April 2009	None
May 2009	None
June 2009	None

The Company is currently prohibited from repurchasing its common shares due to its participation in the Capital Purchase Plan with the Treasury.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 27, 2009, the Company held its annual shareholders’ meeting where shareholders voted upon the election of Directors and the results of the vote are presented below.

C. R. Cloutier, J. B. Hargroder, M.D., Timothy J. Lemoine, and William M. Simmons were re-elected to the Company’s Board of Directors for 3-year terms to expire at the annual shareholders’ meeting in 2012.

The results of the election were as follows:
	Votes Cast
Name of Nominee	For	Authority Withheld

C. R. Cloutier	4,817,523	1,971,361
J. B. Hargroder, M.D.	4,817,626	1,971,258
Timothy J. Lemoine	4,817,731	1,971,153
William M. Simmons	4,813,398	1,975,486

Item 5. Other Information.

None.

7 Under a share repurchase program approved by the Company’s Board of Directors on November 13, 2002, the Company can repurchase up to 5% of its common stock outstanding through open market or privately negotiated transactions.  The repurchase program does not have an expiration date.

Item 6. Exhibits.

(a)  Exhibits

Exhibit Number                                           Document Description

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a) *

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a) *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(b)  Reports Filed on Form 8-K
A press release regarding the Company’s earnings for the quarter ended March 31, 2009 was attached as Exhibit 99.1 to the Form 8-K filed on April 24, 2009.

A press release regarding the resignation of the Company’s Chief Retail Officer was attached as Exhibit 99.1 to the Form 8-K filed April 28, 2009.

A Form 8-K regarding the appointment of a new Chief Financial Officer for the Company was filed on July 16, 2009.

A press release regarding the Company’s earnings for the quarter ended June 30, 2009 was attached as Exhibit 99.1 to the Form 8-K filed on July 27, 2009.

* Filed herewith.
** Furnished herewith.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: August 10, 2009
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO
(Principal Executive Officer)
/s/ Teri S. Stelly
Teri S. Stelly, SVP/Interim CFO
(Principal Financial Officer)