Form 10-Q
period 2009-09-30
MIDSOUTH BANCORP INC
filed 2009-11-09
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 1-11826 MIDSOUTH BANCORP, INC. (Exact name of registrant as specified in its charter)

Louisiana	72 –1020809
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
102 Versailles Boulevard, Lafayette, Louisiana 70501 (Address of principal executive offices, including zip code) (337) 237-8343 (Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

As of November 9, 2009, there were 6,618,268 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Table of Contents
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
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits.
Signatures

Part I – Financial Information
Item 1. Financial Statements.
MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition (dollars in thousands, except per share data)
	September 30, 2009 (unaudited)	December 31, 2008 (audited)
Assets
Cash and due from banks	$22,718	$24,753
Interest-bearing deposits in other banks	11,522	33
Federal funds sold	28,345	-
Time deposits in other banks	16,023	9,023
Securities available-for-sale, at fair value (cost of $211,169 at September 30, 2009 and $223,372 at December 31, 2008)	218,795	225,944
Securities held-to-maturity (estimated fair value of $3,294 at September 30, 2009 and $6,648 at December 31, 2008)	3,218	6,490
Other investments	4,428	4,309
Loans	588,589	608,955
Allowance for loan losses	(8,015)	(7,586)
Loans, net of allowance	580,574	601,369
Bank premises and equipment, net	39,049	40,580
Accrued interest receivable	5,283	5,356
Goodwill and intangibles	9,508	9,605
Cash surrender value of life insurance	4,502	4,378
Other assets	3,865	4,975
Total assets	$947,830	$936,815

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$181,115	$199,899
Interest bearing	590,976	566,805
Total deposits	772,091	766,704
Securities sold under agreements to repurchase	55,366	24,976
Federal funds purchased	-	14,900
Other borrowed money	-	36,000
Accrued interest payable	636	1,227
Junior subordinated debentures	15,465	15,465
Other liabilities	6,830	4,499
Total liabilities	850,388	863,771
Stockholders’ Equity:
Series A Preferred stock, no par value; 5,000,000 shares authorized, 20,000 shares issued and outstanding at September 30, 2009 and none at December 31, 2008	19,162	-
Common stock, $0.10 par value; 10,000,000 shares authorized, 6,788,933 issued and 6,618,268 outstanding at September 30, 2009 and 6,788,885 issued and 6,618,220 outstanding at December 31, 2008	679	679
Additional paid-in capital	53,072	52,097
Unearned ESOP shares	(245)	(18)
Accumulated other comprehensive income	5,033	1,697
Treasury stock – 170,665 shares at September 30, 2009 and December 31, 2008, at cost	(3,544)	(3,544)
Retained earnings	23,285	22,133
Total stockholders’ equity	97,442	73,044
Total liabilities and stockholders’ equity	$947,830	$936,815

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$10,426	$11,101	$31,119	$34,310
Securities, time deposits and other investments:
Taxable	898	1,182	3,046	3,182
Nontaxable	1,068	1,096	3,305	3,165
Federal funds sold	10	49	29	657
Time deposits in other banks	56	162	187	322
Other investments and interest bearing deposits	40	45	102	138
Total interest income	12,498	13,635	37,788	41,774

Interest expense:
Deposits	2,014	3,016	6,228	11,024
Securities sold under agreements to repurchase	303	210	775	587
Federal funds purchased	-	40	5	41
Other borrowed money	-	16	23	34
Junior subordinated debentures	249	297	777	919
Total interest expense	2,566	3,579	7,808	12,605

Net interest income	9,932	10,056	29,980	29,169
Provision for loan losses	1,000	500	4,100	2,555
Net interest income after provision for loan losses	8,932	9,556	25,880	26,614

Non-interest income:
Service charges on deposits	2,736	2,761	7,700	7,693
ATM and debit card income	770	727	2,310	1,962
Other charges and fees	466	493	1,350	1,718
Total non-interest income	3,972	3,981	11,360	11,373

Non-interest expenses:
Salaries and employee benefits	5,505	5,395	16,257	15,772
Occupancy expense	2,287	2,283	6,916	6,281
FDIC insurance	328	173	1,380	363
Other	3,206	3,384	9,171	10,207
Total non-interest expenses	11,326	11,235	33,724	32,623

Income before income taxes	1,578	2,302	3,516	5,364
Provision for income taxes	147	445	107	891

Net earnings	1,431	1,857	3,409	4,473
Dividends on preferred stock	299	-	875	-
Net earnings available to common shareholders	$1,132	$1,857	$2,534	$4,473

Earnings per share:
Basic	$.17	$.28	$.38	$.68
Diluted	$.17	$.28	$.38	$.67

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2009 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Shares	Income	Stock	Earnings	Total
Balance- January 1, 2009	-	-	6,788,885	$679	$52,097	$(18)	$1,697	$(3,544)	$22,133	$73,044
Net earnings	-	-	-	-	-	-	-	-	3,409	3,409
Net change in unrealized gains on securities available-for-sale, net of taxes	-	-	-	-	-	-	3,336	-	-	3,336
Comprehensive income	-	-	-	-	-	-	-	-	-	6,745
Issuance of Series A cumulative preferred stock and common stock warrants, net of issuance costs of $46,000	20,000	19,014	-	-	940	-	-	-	-	19,954
Dividends on preferred stock and accretion of common stock warrants	-	148	-	-	-	-	-	-	(875)	(727)
Dividends on common stock, $0.21 per share	-	-	-	-	-	-	-	-	(1,382)	(1,382)
Exercise of stock options	-	-	48	-	-	-	-	-	-	-
Tax benefit resulting from exercise of stock options, net adjustment	-	-	-	-	(3)	-	-	-	-	(3)
ESOP compensation expense	-	-	-	-	19	(227)	-	-	-	(208)
Stock option expense	-	-	-	-	19	-	-	-	-	19
Balance- September 30, 2009	20,000	$19,162	6,788,933	$679	$53,072	$(245)	$5,033	$(3,544)	$23,285	$97,442

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2008 (in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Capital	Shares	Income	Stock	Earnings	Total
Balance- January 1, 2008	6,722,993	$672	$51,326	$(133)	$813	$(3,040)	$18,830	$68,468
Cumulative-effect adjustment for the adoption of EITF 06-4	-	-	-	-	-	-	(115)	(115)

Net earnings	-	-	-	-	-	-	4,473	4,473
Comprehensive income:
Net change in unrealized losses on securities available-for-sale, net of taxes	-	-	-	-	(1,285)	-	-	(1,285)
Comprehensive income								3,188
Cash dividends on common stock, $0.21 per share	-	-	-	-	-	-	(1,384)	(1,384)
Exercise of stock options	65,891	7	469	-	-	-	-	476
Tax benefit resulting from exercise of stock options	-	-	204	-	-	-	-	204
Purchase of treasury stock	-	-	-	-	-	(498)	-	(498)
ESOP compensation expense	-	-	25	87	-	-	-	112
Stock option expense	-	-	52	-	-	-	-	52
Balance- September 30, 2008	6,788,884	$679	$52,076	$(46)	$(472)	$(3,538)	$21,804	$70,503

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$3,409	$4,473
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,797	2,461
Provision for loan losses	4,100	2,555
Provision for deferred tax expense (benefit)	(459)	473
Amortization of premiums on securities, net	642	271
Stock option expense	19	52
Net loss on sale of premises and equipment	16	190
Net loss on sale of other real estate owned	23	-
Change in accrued interest receivable	73	76
Change in accrued interest payable	(591)	(305)
Other, net	2,676	(496)
Net cash provided by operating activities	12,705	9,750

Cash flows from investing activities:
Net increase in time deposits in other banks	(7,000)	(15,000)
Proceeds from maturities and calls of securities available-for-sale	63,249	43,961
Proceeds from maturities and calls of securities held-to-maturity	3,277	3,219
Proceeds from other investments	-	1,469
Purchases of securities available-for-sale	(51,687)	(87,209)
Purchases of other investments	(124)	(1,756)
Loan originations (repayments), net	15,869	(12,258)
Purchase of premises and equipment	(1,195)	(3,658)
Proceeds from sale of premises and equipment	9	10
Proceeds from sales of other real estate owned	122	-
Net cash provided by (used in) investing activities	22,520	(71,222)

Cash flows from financing activities:
Change in deposits	5,387	37,594
Change in repurchase agreements	30,390	10,343
Change in federal funds purchased	(14,900)	500
Change in Federal Reserve Discount Window borrowings	(36,000)	16,882
Proceeds from FHLB advances	-	19,100
Repayments of FHLB advances	-	(23,500)
Net proceeds from the issuance of preferred stock	19,954	-
Purchase of treasury stock	-	(498)
Payment of dividends on preferred stock	(600)	-
Payment of dividends on common stock	(1,654)	(1,649)
Proceeds from exercise of stock options	-	476
Excess tax benefit from stock option exercises, net adjustment	(3)	204
Net cash provided by financing activities	2,574	59,452

Net increase (decrease) in cash and cash equivalents	37,799	(2,020)

Cash and cash equivalents, beginning of period	24,786	30,873

Cash and cash equivalents, end of period	$62,585	$28,853

Supplemental information- Noncash items
Accrued preferred stock dividends	$127	$-
Transfer of loans to other real estate owned	599	500
Loan to ESOP	227	89

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
September 30, 2009
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of September 30, 2009 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

Recent Accounting Pronouncements— In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01” or the "Statement"), Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The FASB Accounting Standards Codification TM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for the Company’s financial statements beginning in the interim period ended September 30, 2009.

Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  The FASB does not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP.  Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly.  Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative.  As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  The adoption of the Codification and ASU 2009-01 did not have any effect on the Company’s results of operations or financial position.  All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the Codification.

In June 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-02”), Omnibus Update – Amendments to Various Topics for Technical Corrections.  The adoption of ASU 2009-02 did not have a material effect on the Company’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-03 (“ASU 2009-03”), SEC Update – Amendments to Various Topics Containing SEC Staff Accounting Bulletins.  ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text.  This ASU did not have a material effect on the Company’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04 (“ASU 2009-04”), Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99.  ASU 2009-04 represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities.  ASU 2009-04 did not have a material effect on the Company’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1)	A valuation technique that uses:
a.	The quoted price of the identical liability when traded as an asset;
b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.
2)
Another valuation technique that is consistent with the principles of ASC Topic 820.  Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The guidance provided in ASU 2009-5 is effective for the Company in the fourth quarter of 2009.  Because the Company does not currently have any liabilities that are recorded at fair value, the adoption of this guidance is not expected to have any impact on results of operations, financial position or disclosures.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2009.  The reclassifications had no impact on stockholders’ equity or net income.

2.  Investment Securities
The portfolio of securities consisted of the following (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$43,025	$542	$-	$43,567
Obligations of state and political subdivisions	110,340	5,610	25	115,925
GSE Mortgage-backed securities	15,679	688	1	16,366
Collateralized mortgage obligations	41,875	1,050	68	42,857
Financial institution equity security	250	-	170	80
	$211,169	$7,890	$264	$218,795

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$39,163	$584	$-	$39,747
Obligations of state and political subdivisions	116,811	2,350	548	118,613
GSE Mortgage-backed securities	19,433	234	6	19,661
Collateralized mortgage obligations	47,715	258	144	47,829
Financial institution equity security	250	-	156	94
	$223,372	$3,426	$854	$225,944

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$3,218	$76	$-	$3,294

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$6,490	$158	$-	$6,648

With the exception of one private-label collateralized mortgage obligation (“CMO”) with a balance remaining of $176,000 at September 30, 2009, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at September 30, 2009 by contractual maturity are shown below (in thousands).  Except for mortgage-backed securities, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$7,373	$7,428
Due after one year through five years	78,005	80,474
Due after five years through ten years	48,754	51,540
Due after ten years	19,233	20,050
Mortgage-backed securities and collateralized mortgage obligations	57,554	59,223
	$210,919	$218,715

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$255	$256
Due after one year through five years	2,028	2,075
Due after five years through ten years	935	963
	$3,218	$3,294

Details concerning investment securities with unrealized losses as of September 30, 2009 are as follows (in thousands):

	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Obligations of state and political subdivisions	1,794	25	-	-	1,794	25
GSE mortgage-backed securities	-	-	115	1	115	1
Collateralized mortgage obligations	4,044	40	314	28	4,358	68
Financial institution equity security	-	-	80	170	80	170
Add total lines	$5,838	$65	$509	$199	$6,347	$264

Management evaluates each quarter whether unrealized losses on securities represent impairment that is other than temporary. For debt securities, the Company considers its intent to sell the securities or if it is more likely than not the Company will be required to sell the securities.  If such impairment is identified, based upon the intent to sell or the more likely than not threshold, the carrying amount of the security is reduced to fair value with a charge to earnings. Upon the result of the aforementioned review, management then reviews for potential other than temporary impairment based upon other qualitative factors.  In making this evaluation, management considers changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, performance of the debt security, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality.  If determined that a debt security has incurred other than temporary impairment, then the amount of the credit related impairment is determined.  If a credit loss is evident, the amount of the credit loss is charged to earnings and the non-credit related impairment is recognized through other comprehensive income.

The unrealized losses on debt securities at September 30, 2009 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality.  At September 30, 2009, management had no intent to sell the securities and determined it was more likely than not that the Company would not have to sell the securities and no other than temporary impairment was evident.  No other than temporary impairment losses were recognized during the nine months ended September 30, 2009.

Each quarter management evaluates whether the unrealized losses on its equity security represents impairment that is other than temporary.  Management assesses the likelihood of recovery in fair value and the length of time over which a recovery would occur.  Management also considers whether there is both the ability and intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary.  The equity security is an investment in a portfolio of common stocks of community bank holding companies.  Management believes that the financial institution industry is in the midst of a recovery and anticipates that the equity security will recover the fair value over a foreseeable period of time.  However, if the security does not begin to recover its fair value as anticipated in the near future, management’s assessment may change.

Of the 206 securities issued by state and political subdivisions, 3 contained unrealized losses.  Of the mortgage-backed securities, 3 out of 47 contained unrealized losses.  Of the collateralized mortgage obligations, 3 out of 20 contained unrealized losses.  The only equity security held by the Company at September 30, 2009 contained an unrealized loss.

During the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company did not sell any securities.  Securities with an aggregate carrying value of approximately $108,418,000 and $111,781,000 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3.  Other Investments

The Company is required to own stock in the Federal Reserve Bank of Atlanta (“FRB-Atlanta”) and as a member of the Federal Home Loan Bank system, owns stock in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”).  The Company accounts for FRB-Atlanta and FHLB-Dallas stock as other investments along with stock ownership in two correspondent banks and a Community Reinvestment Act (“CRA”) investment in the Senior Housing Crime Prevention program in Louisiana. The CRA investment consisted of one government-sponsored agency mortgage-backed security purchased by the Company and held by the Senior Housing Crime Prevention program.  The majority of the interest earned on the security provides income to the program.

For impairment analysis, the Company reviews quarterly financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of September 30, 2009 and December 31, 2008, based upon quarterly reviews, management determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

FRB-Atlanta	$1,022	$1,021
FHLB-Dallas	562	438
Other bank stocks	713	713
CRA investment	2,131	2,137
	$4,428	$4,309

4.     Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$8,039	$6,286	$7,586	$5,612
Provision for loan losses	1,000	500	4,100	2,555
Recoveries	68	39	200	125
Loans charged-off	(1,092)	(555)	(3,871)	(1,873)
Reclassifications	-	-	-	(149)
Balance, end of period	$8,015	$6,270	$8,015	$6,270

In the second quarter of 2008, approximately $149,000 of the allowance for loan loss was identified as a reserve for unfunded loan commitments.  The reserve was classified as a liability in accordance with SFAS No. 5, Accounting for Contingencies, in the same period.

The Company’s individually evaluated impaired loans were approximately $22,679,000 at September 30, 2009 and $19,522,000 at December 31, 2008.  Specific reserves totaling $2,501,000 were established for $13,075,000 of impaired loans reported at September 30, 2009.  At December 31, 2008, specific reserves totaling $2,272,000 were established for $12,933,000 of impaired loans reported for the fourth quarter 2008.

5.     Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net earnings available to common shareholders	$1,132	$1,857	$2,534	$4,473
Weighted average number of common shares outstanding used in computation of basic earnings per common share	6,592	6,614	6,596	6,604
Effect of dilutive securities: Stock options	20	22	17	23
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	6,612	6,636	6,613	6,627

Options and warrants on 233,456 shares of common stock were not included in computed diluted earnings for the quarter and nine months ended September 30, 2009 because the effect of these shares was anti-dilutive. Options on 46,365 shares of common stock were not included in computed diluted earnings for the quarter and nine months ended September 30, 2008 because of the effect of these shares was anti-dilutive.

6.     Declaration of Dividends

On July 16, 2009 the Company declared a $0.07 per share quarterly dividend for holders of common stock of record on September 16, 2009, payable October 1, 2009.  A fourth quarter dividend of $0.07 per share for holders of common stock of record on December 16, 2009 was declared on October 28, 2009 and is payable January 4, 2010.

The Company’s ability to declare and pay dividends on its common stock is subject to first having paid all accrued cumulative preferred dividends that are due.  For three years following the issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) to the U.S. Department of the Treasury (the “Treasury”) on January 9, 2009, the Company may not increase its per share common stock dividend rate above the $0.32 declared in 2008 without the Treasury’s consent, unless the Treasury has transferred all the Series A Preferred Stock to third parties.

7.     Fair Value Measurement

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Effective January 1, 2009, the Company began disclosure for its nonfinancial assets and liabilities that are recorded at fair value on a recurring and nonrecurring basis into three levels of fair value.

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

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at September 30, 2009 using:
Description	at September 30, 2009	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government agencies	$43,567	$-	$43,567	$-
Obligations of state and political subdivisions	115,925	-	115,925	-
GSE Mortgage-backed securities	16,366	-	16,366	-
Collateralized mortgage obligations	42,857	-	42,857	-
Financial institution equity security	80	80	-	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below.  Impaired loans are level 2 assets at fair value less costs to sell measured using appraisals of the collateral from external parties.  Other real estate owned are also level 2 assets at fair value less costs to sell measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at September 30, 2009 using:
Description	at September 30, 2009	Level 1	Level 2	Level 3
Impaired loans	$10,574	$-	$10,574	$-
Other real estate owned	758	-	758	-

8. Disclosures About Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—For cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits with original maturities less than 90 days the carrying amount is a reasonable estimate of fair value.

Time Deposits in Other Banks – Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on time deposits of similar terms of maturity.

Investment Securities— Refer to Note 6 - Fair Value Measurements for disclosure of these fair value measurements.

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

Cash Surrender Value of Life Insurance —Fair value for life insurance cash surrender value is based on cash surrender values indicated by the insurance companies.

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

The estimated fair values of the Company’s financial instruments are as follows at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$62,585	$62,585	$24,786	$24,786
Time deposits held in banks	16,023	16,089	9,023	9,023
Securities available-for-sale	218,795	218,795	225,944	225,944
Securities held-to-maturity	3,218	3,294	6,490	6,648
Loans, net	580,574	588,892	601,369	604,829
Other investments	4,428	4,428	4,309	4,309
Cash surrender value of life insurance policies	4,502	4,502	4,378	4,378
Financial liabilities:
Noninterest-bearing deposits	181,115	181,115	199,899	199,899
Interest-bearing deposits	590,976	592,163	566,805	568,306
Repurchase agreements	55,366	55,366	24,976	24,976
Federal funds purchased	-	-	14,900	14,900
FRB Discount Window	-	-	36,000	36,000
Junior subordinated debentures	15,465	16,133	15,465	15,395

9. Subsequent Events

Management evaluates events and transactions that may occur subsequent to the balance sheet date for potential recognition or disclosure in the financial statements.  The Company has evaluated subsequent events through November 9, 2009, the date the financial statements were issued, and no events or changes in circumstances were identified that would have an adverse impact on the financial statements.

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

Following is management's discussion of factors that management believes are among those necessary for an understanding of the Company's financial statements.  The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis of the Financial Condition and Result of Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Forward Looking Statements

The Private Securities Litigation Act of 1995 provides a safe harbor for disclosure of information about a company’s anticipated future financial performance.  This act intends to protect a company from unwarranted litigation if actual results differ from management expectations.  This Management’s Discussion and Analysis of the Financial Condition and Result of Operation reflects management’s current views and estimates of future economic circumstances, industry conditions, the Company’s performance, and financial results based on reasonable assumptions.  A number of factors and uncertainties could cause actual results to differ materially from the anticipated results and expectations expressed in the discussion.  These factors and uncertainties include, but are not limited to, those described in our Form 10-K for the year ended December 31, 2008 under Item 1A-Risk Factors and the following:
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

The Company can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on the Company’s results of operations and financial condition. The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2008.  The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  The Company’s most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  If the financial condition of its borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required (see Asset Quality).

Another of the Company’s critical accounting policies relates to its goodwill and intangible assets.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized but evaluated for impairment annually.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.  The Company annually evaluates its goodwill for impairment as of December 31st of each year or more often if circumstances indicate an impairment may have occurred.  Given the current instability of the economic environment, the Company’s common stock traded below its stated book value during the first quarter of 2009, which was deemed a triggering event for interim analysis.   Accordingly, the Company engaged a third party to assist management in assessing the current fair value of its common stock and performed a goodwill impairment analysis as of March 31, 2009.  Upon review and analysis of the factors influencing value and utilizing the market value and investment value approaches, the Company determined the fair value of the common stock to be greater than stated and tangible book value, and therefore no impairment of the goodwill was recorded at the Company.  During the second and third quarters of 2009, the Company’s goodwill was not evaluated for impairment due to no triggering events having occurred during these quarters.

Compliance with accounting for stock-based compensation requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.  The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions.  The Company recognized stock option expense of $19,339 for the grant-date fair value of stock options vested in the nine months ended September 30, 2009.  The Company did not grant any new stock options in the first nine months of 2009.

If the economic environment causes further instability in the market, it is reasonably possible that the methodology of the assessment of potential loan losses, goodwill impairment, and other fair value measurements could change in the near-term or could result in impairment going forward.

Results of Operations

Earnings Analysis

The Company reported net income available to common shareholders of $1,132,000 for the third quarter ended September 30, 2009, a decrease of 39.0% below net income available to common shareholders of $1,857,000 reported for the third quarter of 2008.  Diluted earnings per common share for the third quarter of 2009 were $0.17 per share, a decrease of 39.3% from the $0.28 per common share for the third quarter of 2008.  Beginning the first quarter of 2009, the Company recorded dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) issued to the U. S. Department of the Treasury on January 9, 2009 under the Capital Purchase Plan.  Dividends recorded on the Series A Preferred Stock reduced net income available to common shareholders by $299,000 for the third and second quarters of 2009 and $277,000 for the first quarter of 2009.

For the nine months ended September 30, 2009, net income available to common shareholders totaled $2,534,000, a 43.3% decrease from net income available to common shareholders of $4,473,000 for the first nine months of 2008.  Dividends recorded on the Series A Preferred Stock reduced net income available to common shareholders by $875,000 for the nine months ended September 30, 2009.  Diluted earnings per common share were $0.38 for the first nine months of 2009, compared to $0.67 for the first nine months of 2008.

In prior-year quarterly comparison, third quarter 2009 net earnings before dividends on Series A Preferred Stock totaled $1,431,000, a decrease of $426,000 below the $1,857,000 earned in the third quarter of 2008.  Third quarter 2009 earnings were impacted by a $1.0 million provision for loan losses compared to $500,000 in the third quarter of 2008.  Quarterly revenues for the Company, defined as net interest income and non-interest income, decreased $133,000 primarily due to margin compression as earning asset yields continued to decline.  Non-interest expenses increased $91,000, as increased salaries and benefit costs and FDIC premiums were partially offset by decreases in other non-interest expense categories.  Third quarter 2009 earnings were positively impacted by a $298,000 reduction in tax expense due to the effect of lower pre-tax profits combined with sustained tax exempt income levels and certain federal tax credits.

In year-to-date comparison, net earnings before dividends on Series A Preferred Stock decreased $1,064,000 primarily due to a $1,545,000 increase in provisions for loan losses and a $1,101,000 increase in non-interest expense in 2009.  The increases in provisions for loan losses and non-interest expense were partially offset by an $811,000 improvement in net interest income and a $784,000 reduction in income tax expense.   Included in the $1,101,000 increase in non-interest expense is a $1,017,000 increase in FDIC premiums, a $485,000 increase in salaries and benefits costs, and a $635,000 increase in occupancy expense.  Significant decreases in other non-interest expense categories, including  a decrease of $737,000 in marketing costs and $223,000 in data processing expenses, reduced the impact of the increased FDIC premiums in year-

to-date comparison.  Income tax expense decreased $784,000 due to the effect of certain federal tax credits combined with lower pre-tax profits and sustained tax exempt income levels.

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

Net interest income totaled $9,932,000 for the third quarter of 2009, a decrease of 1.2%, or $124,000, from the $10,056,000 reported for the third quarter of 2008.  The decrease in net interest income resulted primarily from a decrease of $1.1 million in interest income which exceeded a decrease of $1.0 million in interest expense.  The impact to interest income of a $21.4 million increase in the average volume of loans, from $572.7 million at September 30, 2008 to $594.1 million at September 30, 2009, was offset by a 75 basis point reduction in the average yield on loans in quarterly comparison.  The average yields on loans declined from 7.71% in the third quarter of 2008 to 6.96% in the third quarter of 2009 as New York Prime Rate (“Prime”) fell 175 basis points, from 5.00% to 3.25% during the same period.  A decrease in the volume of investment securities combined with decreases in yields on investment securities, federal funds sold and time deposits in other banks further reduced interest income in the third quarter of 2009 compared to 2008.

The decrease in interest expense in quarterly comparison resulted from a 63 basis point decrease in the average rate paid on interest-bearing liabilities, from 2.19% at September 30, 2008 to 1.56% at September 30, 2009.  The average volume of interest-bearing deposits remained relatively flat, while the average volume of retail repurchase agreements, included in securities sold under agreements to repurchase, increased $11.6 million in quarterly comparison.  The impact of decreased yields on average earning assets exceeded the decrease in yields on average interest-bearing liabilities and resulted in a 19 basis point decline in the taxable-equivalent net interest margin, from 5.01% for the third quarter of 2008 to 4.82% for the third quarter of 2009.

In year-to-date comparison, net interest income increased $811,000 as interest expense decreased $4,797,000, offsetting a $3,986,000 decline in interest income.  Interest expense decreased primarily due to a 93 basis point reduction in the average rate paid on interest-bearing liabilities, from 2.56% at September 30, 2008 to 1.63% at September 30, 2009.  Additionally, the average volume of interest-bearing liabilities decreased $18.1 million in year-to-date comparison.  The decrease in interest income on average earning assets resulted primarily from a 109 basis point decline in the average yield earned on loans, from 8.06% at September 30, 2008 to 6.97% at September 30, 2009.  An average volume increase of $28.4 million in loans partially offset the impact of lower yields.  As a result, the taxable-equivalent net interest margin improved 7 basis points, from 4.89% for the nine months ended September 30, 2008 to 4.96% for the nine months ended September 30, 2009.

The average rate paid on the Company’s junior subordinated debentures decreased 121 basis points from third quarter of 2008 to third quarter of 2009 on the $8.2 million of outstanding debentures.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at September 30, 2009 was 2.79%.  The debentures mature on September 20, 2034 oyt may be repaid sooner under certain circumstances.  The Company also has outstanding $7.2 million of junior subordinated debentures due 2031 that carry a fixed interest rate of 10.20% .

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended September 30,
	2009			2008
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$99,178	$898	3.62%	$108,346	$1,182	4.36%
Tax exempt2	112,670	1,511	5.36%	115,660	1,551	5.36%
Other investments	7,562	40	2.12%	5,607	45	3.21%
Total investments	219,410	2,449	4.46%	229,613	2,778	4.84%
Time deposits in other banks	16,458	56	1.35%	21,640	162	2.98%
Federal funds	24,587	10	0.16%	9,882	49	1.94%
Loans
Commercial and real estate	483,993	8,070	6.62%	457,841	8,557	7.44%
Installment	110,057	2,356	8.49%	114,834	2,544	8.81%
Total loans3	594,050	10,426	6.96%	572,675	11,101	7.71%
Total earning assets	854,505	12,941	6.01%	833,810	14,090	6.72%
Allowance for loan losses	(7,867)			(6,220)
Nonearning assets	87,881			89,038
Total assets	$934,519			$916,628

Liabilities and stockholders’ equity
NOW, money market, and savings	$444,378	$1,216	1.09%	$445,431	$1,580	1.41%
Time deposits	140,555	798	2.25%	141,622	1,436	4.03%
Total interest bearing deposits	584,933	2,014	1.37%	587,053	3,016	2.04%
Securities sold under repurchase agreements	50,359	303	2.39%	38,712	210	2.15%
Federal funds purchased	-	-	-	5,738	40	2.73%
Other borrowings	-	-	-	2,758	16	2.31%
Junior subordinated debentures	15,465	249	6.30%	15,465	297	7.51%
Total interest bearing liabilities	650,757	2,566	1.56%	649,726	3,579	2.19%

Demand deposits	180,843			189,904
Other liabilities	6,181			5,231
Stockholders’ equity	96,738			71,767
Total liabilities and stockholders’ equity	$934,519			$916,628

Net interest income and net interest spread		$10,375	4.45%		$10,511	4.53%
Net yield on interest earning assets			4.82%			5.01%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $443,000 for 2009 and $455,000 for 2008 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $792,000 for 2009 and $961,000 for 2008.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Nine Months Ended September 30,
	2009			2008
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities4
Taxable	$97,979	$3,046	4.15%	$94,162	$3,182	4.51%
Tax exempt5	116,116	4,678	5.37%	110,480	4,482	5.41%
Other investments	5,539	102	2.46%	6,320	138	2.91. %
Total investments	219,634	7,826	4.75%	210,962	7,802	4.93%
Time deposits in other banks	11,895	187	2.10%	15,297	322	2.81%
Federal funds	17,418	29	0.22%	37,709	657	2.29%
Loans
Commercial and real estate	486,154	24,044	6.61%	455,165	26,729	7.84%
Installment	110,749	7,075	8.54%	113,345	7,581	8.93%
Total loans6	596,903	31,119	6.97%	568,510	34,310	8.06%
Total earning assets	845,850	39,161	6.19%	832,478	43,091	6.91%
Allowance for loan losses	(7,627)			(5,841)
Nonearning assets	89,599			89,723
Total assets	$927,822			$916,360

Liabilities and stockholders’ equity
NOW, money market, and savings	$434,076	$3,483	1.07%	$462,974	$6,535	1.89%
Time deposits	141,342	2,745	2.60%	142,178	4,489	4.22%
Total interest bearing deposits	575,418	6,228	1.45%	605,152	11,024	2.43%
Securities sold under repurchase agreements	41,085	775	2.52%	32,896	587	2.38%
Federal funds purchased	770	5	0.86%	1,941	41	2.78%
Other borrowings	6,183	23	0.50%	1,528	34	2.97. %
Junior subordinated debentures	15,465	777	6.63%	15,465	919	7.81%
Total interest bearing liabilities	638,921	7,808	1.63%	656,982	12,605	2.56%

Demand deposits	187,710			182,546
Other liabilities	5,574			5,304
Stockholders’ equity	95,617			71,528
Total liabilities and stockholders’ equity	$927,822			$916,360

Net interest income and net interest spread		$31,353	4.56%		$30,486	4.35%
Net yield on interest earning assets			4.96%			4.89%

4 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

5 Interest income of $1,372,000 for 2009 and $1,317,000 for 2008 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

6 Interest income includes loan fees of $2,334,000 for 2009 and $2,865,000 for 2008.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended September 30, 2009 compared to September 30, 2008
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(284)	$(94)	$(190)
Tax exempt	(40)	(40)	-
Other investments	(5)	13	(18)
Federal funds sold	(39)	31	(70)
Time deposits in other banks	(106)	(32)	(74)
Loans, including fees	(675)	404	(1,079)
Total	(1,149)	282	(1,431)

Interest paid on:
Interest bearing deposits	(1,002)	(11)	(991)
Securities sold under repurchase agreements	93	68	25
Federal funds purchased	(40)	(40)	-
Other borrowings	(16)	(16)	-
Junior subordinated debentures	(48)	-	(48)
Total	(1,013)	1	(1,014)

Taxable-equivalent net interest income	$(136)	$281	$(417)

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Nine Months Ended September 30, 2009 compared to September 30, 2008
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(136)	$126	$(262)
Tax exempt	196	227	(31)
Other investments	(36)	(16)	(20)
Federal funds sold	(628)	(234)	(394)
Time deposits in other banks	(135)	(63)	(72)
Loans, including fees	(3,191)	1,649	(4,840)
Total	(3,930)	1,689	(5,619)

Interest paid on:
Interest bearing deposits	(4,796)	(517)	(4,279)
Securities sold under repurchase agreements	188	152	36
Federal funds purchased	(36)	(17)	(19)
Other borrowings	(11)	35	(46)
Junior subordinated debentures	(142)	-	(142)
Total	(4,797)	(347)	(4,450)

Taxable-equivalent net interest income	$867	$2,036	$(1,169)

Note: In Tables 3 and 4, changes due to both volume and rate has generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income for the third quarter of 2009 totaled $3,972,000, or 0.2% below the $3,981,000 earned in the third quarter of 2008 and 3.0% above the $3,858,000 earned in the second quarter of 2009.  In prior-year quarterly comparison, a $43,000 increase in ATM and debit card fee income offset a $25,000 decrease in service charges on deposit accounts, including NSF fee income, and decreases in other non-interest income categories.

In year-to-date comparison, non-interest income decreased $13,000, from $11,373,000 at September 30, 2008 to $11,360,000 at September 30, 2009.  A $348,000 increase in ATM and debit card fee income was offset by decreases in other non-interest income categories, primarily income from a third-party investment advisory firm ($106,000), mortgage processing fees ($52,000), and a one-time payment received from VISA during the first quarter of 2008 ($131,000).  The one-time payment was related to VISA’s redemption of a portion of its Class B shares outstanding in connection with an initial public offering.  Income from service charges on deposit accounts remained flat in year-to-date comparison.

Non-interest Expenses

Non-interest expense increased $91,000 in prior-year quarterly comparison, primarily due to increases of $155,000 in FDIC premiums, $110,000 in salaries and benefits costs, $57,000 in provisions for unfunded loan commitments, and $56,000 in expenses on other real estate owned and other assets repossessed.   Additionally, Visa credit card and merchant program expense increased $35,000, recruiting expense increased $38,000, and credit reporting expense increased $22,000.  Increased non-interest expenses were partially offset by a $378,000 decrease in marketing costs.

In year-to-date comparison, non-interest expense increased $1.1 million, as increases of $1,017,000 in FDIC premiums (including a special assessment), $635,000 in occupancy expense and $485,000 in salary and benefit costs exceeded expense reductions in other categories.  Expense reductions were recorded primarily in marketing costs ($737,000), data processing expenses ($223,000) and in education, travel and corporate development expenses ($198,000).  The decrease recorded in year-to-date comparison of data processing expenses resulted from conversion costs associated with the merger of our Texas bank charter into our Louisiana MidSouth Bank, N.A. charter in March of 2008.

Analysis of Statement of Condition

The Company’s total assets ended the third quarter of 2009 at $947.8 million, a 1.2% increase over the $936.8 million in total assets recorded at December 31, 2008.  Deposits increased $5.4 million, totaling $772.1 million as of September 30, 2009, compared to $766.7 million on December 31, 2008.  Total loans were $588.6 million, a decrease of $20.4 million, or 3.3%, over the $609.0 million reported as of December 31, 2008.  Loans decreased as commercial customers used cash flows to pay down debt and continued economic concerns stemmed loan production in both commercial and retail credits.

In the deposit portfolio, interest-bearing deposits increased $24.2 million in the first nine months of 2009, as non-interest-bearing deposits decreased $18.8 million.  The increase in interest-bearing deposits resulted from a $34.5 million increase in money market and NOW accounts, offset by a $10.3 million decrease in certificates of deposit (“CD’s”).  The decrease in the CD portfolio occurred as higher yielding promotional CD’s were offered lowered rates at renewal.  Retail repurchase agreements, included in securities sold under agreements to repurchase, increased $30.4 million, as a few of the Company’s commercial deposit relationships with higher account balances were attracted by the competitive rate offered on the product and the additional collateral to secure their deposits.

Securities available-for-sale totaled $218.8 million at September 30, 2009, down $7.1 million from $225.9 million at December 31, 2008. The portfolio of securities held-to-maturity decreased $3.3 million, from $6.5 million at December 31, 2008 to $3.2 million at September 30, 2009.  Both portfolios were affected by maturities and calls during the first nine months of 2009.  The securities available-for-sale portfolio was positively impacted by a $5.1 million improvement in the unrealized gain in market value, from an unrealized gain of $2.7 million at December 31, 2008 to an unrealized gain of $7.8 million at September 30, 2009.

The composition of the Company’s loan portfolio is reflected in Table 5 below.

Table 5 Composition of Loans (in thousands)
	September 30, 2009	December 31, 2008
Commercial, financial, and agricultural	$196,436	$210,058
Lease financing receivable	7,112	8,058
Real estate – mortgage	264,242	234,588
Real estate – construction	37,403	65,327
Installment loans to individuals	82,138	89,901
Other	1,258	1,023
Total loans	$588,589	$608,955

Within the $264.2 million real estate mortgage portfolio at September 30, 2009, $176.8 million represented loans secured primarily by commercial real estate, 69.9% of which was owner-occupied.  Real estate mortgage loans secured by 1-4 family residential properties totaled $71.0 million, 79.0% of which represented loans secured by first liens. Within the $37.4 million real estate construction portfolio, 80.9% represented commercial construction and land development and 19.1% represented residential construction and consumer property.  Management believes the Company’s risk within the real estate and construction portfolios is diversified throughout its markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at September 30, 2009.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.

For the period ended September 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations or cash flows.

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

The Bank also has significant borrowing capacity with the Federal Reserve Bank of Atlanta (“FRB”) and with the Federal Home Loan Bank of Dallas, Texas (“FHLB–Dallas”).  As of September 30, 2009, the Company had no borrowings with the FRB or the FHLB-Dallas.  The Company has $21.8 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $97.5 million if necessary to meet liquidity needs.  Additionally, the Company transferred $25.1 million in loan collateral from the FHLB-Dallas for pledging under a Borrower-in-Custody (“BIC”) line with the FRB.  Under existing agreements with the FHLB-Dallas, the Company’s borrowing capacity totaled $131.8 million at September 30, 2009.  An additional unsecured borrowing line totaling $26.1 million is available to the Company through a primary correspondent bank.  The unsecured line has been renewed and increased recently to ensure availability and the Company monitors the stability of its primary correspondent bank.  The Company utilizes these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within the Company’s markets.

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

Currently, dividends from the Bank primarily provide liquidity for the parent company.  Dividends from the Bank totaled $1,750,000 for the nine months ended September 30, 2009 and $4,000,000 for the year ended December 31, 2008.  The Bank has the ability to declare dividends to the Company without prior approval of its primary regulators.  However, the Bank’s ability to pay dividends would be prohibited if the result would cause the Bank’s regulatory capital to fall below minimum requirements.  Additionally, dividends to the parent company cannot exceed a total of the Bank’s current year and prior two years’ earnings, net of dividends paid the parent company in those years.  In addition, the Company believes that it has access to the capital markets to support its capital requirement for operations and future growth.
Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At September 30, 2009, the Company and the Bank were in compliance with statutory minimum capital requirements and was classified as “well capitalized”.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of September 30, 2009, the Company’s leverage ratio was 10.62%, Tier 1 capital to risk-weighted assets was 14.65% and total capital to risk-weighted assets was 15.87%.  The Bank had a leverage capital ratio of 10.12% at September 30, 2009.

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

Nonperforming Assets and Allowance for Loan Losses

Table 6 summarizes the Company's nonperforming assets for the quarters ending September 30, 2009 and 2008, and December 31, 2008.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	September 30, 2009	December 31, 2008	September 30, 2008
Nonaccrual loans	$15,520	$9,355	$8,112
Loans past due 90 days and over and still accruing	1,600	1,005	1,189
Total nonperforming loans	17,120	10,360	9,301
Other real estate owned	758	329	643
Other foreclosed assets	89	306	453
Total nonperforming assets	$17,967	$10,995	$10,397

Nonperforming assets to total assets	1.90%	1.17%	1.13%
Nonperforming assets to total loans + OREO + other foreclosed assets	3.05%	1.80%	1.79%
ALL to nonperforming loans	46.82%	73.22%	67.41%
ALL to total loans	1.36%	1.25%	1.08%

YTD charge-offs	$3,871	$2,624	$1,873
YTD recoveries	(200)	(192)	(125)
YTD net charge-offs	$3,671	$2,432	$1,748
Annualized net charge-offs to total loans	.83%	.40%	.61%

Nonaccrual loans totaled $15.5 million as of September 30, 2009, compared to $9.4 million as of December 31, 2008 and $8.1 million at September 30, 2008.  Of the $15.5 million at September 30, 2009, $12.6 million, or 81.3%, represented two large commercial real estate loan relationships in the Baton Rouge market.  Loans totaling approximately $588,000 were placed on nonaccrual during the third quarter of 2009, many of which were smaller consumer credits.  Loans past due 90 days or more totaled $1.6 million at September 30, 2009, an increase of $595,000 over the $1.0 million reported for December 31, 2008 and an increase of $411,000 from the $1.2 million at September 30, 2008.  Total nonperforming assets to total assets were 1.90% for the third quarter of 2009, compared to 1.17% for the fourth quarter of 2008 and 1.13% for the third quarter of 2008.

With respect to the $12.6 million in the two large commercial real estate loan relationships in Baton Rouge that are nonaccrual, $4.2 million is related to a national participation loan.  In the third quarter of 2009, an additional $400,000 was charged off on the loan, bringing the total charged off in 2009 to $1.5 million.  The loan will be a long term work-out based on actions taken by the lead bank.  The second loan relationship is a $8.4 million commercial real estate loan in the Baton Rouge market for construction of a condominium complex.  As part of a work-out plan, the units are now being leased as apartments, with 67% of the units under lease agreements.

Allowance coverage for nonperforming loans was 46.82% at September 30, 2009, compared to 73.22% at December 31, 2008 and 67.41% at September 30, 2008.  Excluding the effect of the two large commercial real estate loan relationships in the Baton Rouge market, including their related specific reserves, allowance coverage for nonperforming loans was 213.23% at September 30, 2009, 298.12% at December 31, 2008, and 277.22% at September 30, 2008.  Annualized year-to-date net charge-offs were 0.83% of total loans for the third quarter of 2009 compared to 0.40% for the fourth quarter of 2008 and 0.61% for the third quarter of 2008.  The ALL/total loans ratio was 1.36% at September 30, 2009, 1.25% at December 31, 2008 and 1.08% at September 30, 2008.

Specific reserves have been established in the ALL to cover probable losses on nonperforming assets.  The ALL is analyzed quarterly and additional reserves, if needed, are allocated at that time.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which management determines the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.  Management believes the $8.0 million in the allowance as of September 30, 2009 is sufficient to cover probable losses in the loan portfolio.

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

There have been no significant changes from the information regarding market risk disclosed under the heading “Interest Rate Sensitivity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), the principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective.

During the third quarter of 2009, there were no significant changes in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company did not repurchase any equity securities during the quarter ended September 30, 2009.

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

None

*	Filed herewith.
**	Furnished herewith.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: November 9, 2009
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO
(Principal Executive Officer)
/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)
/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)