Form 10-K
period 2009-12-31
MIDSOUTH BANCORP INC
filed 2010-03-16
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
Commission File number 1-11826

MIDSOUTH BANCORP, INC.
(Exact name of registrant as specified in its charter)

Louisiana	72-1020809
(State of Incorporation)	(I.R.S. EIN Number)

102 Versailles Boulevard, Lafayette, Louisiana 70501
(Address of principal executive offices)

Registrant's telephone number, including area code: (337) 237-8343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange AMEX

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if this registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes[  ]    No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer.        A large accelerated filer  ☐ An accelerated filer  ☐ A nonaccelerated filer  ☑  A smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐ No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant at June 30, 2009 was approximately $67,825,346 based upon the closing market price on NYSE Amex as of such date.   As of March 15, 2010 there were 9,723,268 outstanding shares of MidSouth Bancorp, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 9-13 of this Form 10-K.

MIDSOUTH BANCORP, INC.
2009 Annual Report on Form 10-K

PART I

Item 1 - Business

Overview

Products and Services

Markets

Competition

Employees

Additional Information

Supervision and Regulation

Item 1A – Risk Factors

Risks Relating to Our Business

Risks Relating to an Investment in Our Common Stock

Item 1B – Unresolved Staff Comments

Item 2 - Properties

Item 3 - Legal Proceedings

Item 4 – (Removed and Reserved)

Executive Officers of the Registrant

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Share Repurchases

Securities Authorized for Issuance under Equity Compensation Plans

Item 6 – Five Year Summary of Selected Financial Data

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Overview

Earnings Analysis

Balance Sheet Analysis

Impact of Inflation and Changing Prices

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Item 8 – Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.  INVESTMENT SECURITIES

3.  OTHER INVESTMENTS

4.  LOANS

5.  PREMISES AND EQUIPMENT

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

7.  DEPOSITS

8.  BORROWINGS

9.  JUNIOR SUBORDINATED DEBENTURES

10.  COMMITMENTS AND CONTINGENCIES

11.  INCOME TAXES

12.  EMPLOYEE BENEFITS

13.  EMPLOYEE STOCK PLANS

14.  DEFERRED COMPENSATION AND POSTRETIREMENT BENEFITS

15.  SHAREHOLDERS’ EQUITY

16.  NET EARNINGS PER COMMON SHARE

17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

18.  REGULATORY MATTERS

19.  FAIR VALUE MEASUREMENTS AND DISCLOSURES

20.  OTHER NON-INTEREST INCOME AND EXPENSE

21.  SUBSEQUENT EVENTS

22.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A – Controls and Procedures

Item 9B – Other Information

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13 - Certain Relationships and Related Transactions and Director Independence

Item 14 – Principal Accounting Fees and Services

Item 15 - Exhibits and Financial Statement Schedules

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Report and the documents incorporated by reference herein, other than statements of historical fact, are forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, but are not limited to certain statements under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

 The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” in this Report and the following:

•	changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels;
•
changes in local economic and business conditions, including, without limitation, changes related to the oil and gas industries, that could adversely affect customers and their ability to repay borrowings under agreed upon terms, adversely affect the value of the underlying collateral related to their borrowings, and reduce demand for loans;

•	increased competition for deposits and loans which could affect compositions, rates and terms;
•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;
•	a deviation in actual experience from the underlying assumptions used to determine and establish our allowance for loan losses (“ALLL”), which could result in greater than expected loan losses;
•	changes in the availability of funds resulting from reduced liquidity or increased costs;
•	the timing and impact of future acquisitions, the success or failure of integrating operations, and the ability to capitalize on growth opportunities upon entering new markets;
•	the ability to acquire, operate, and maintain effective and efficient operating systems;
•	increased asset levels and changes in the composition of assets that would impact capital levels and regulatory capital ratios;
•	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;
•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage, and changes in the U.S. Treasury’s Capital Purchase Program;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;
•	acts of war, terrorism, weather, or other catastrophic events beyond our control; and
•	the ability to manage the risks involved in the foregoing.

We can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.  We disclaim any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

Part I

Item 1 - Business

Overview

The Company was incorporated in 1984 as a Louisiana corporation and a registered bank holding company headquartered in Lafayette, Louisiana.  Since February 2008, its operations have been conducted primarily through its wholly owned bank subsidiary, MidSouth Bank, N.A.  Prior to February 2008, we owned and operated two separate banking subsidiaries that we merged together in order to consolidate operations and reduce expenses.  The Bank, a national banking association, was chartered and commenced operations in 1985.  As of December 31, 2009, the Bank operated through a network of 35 offices and more than 50 ATMs located in south Louisiana and southeast Texas.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to the “Company,” “we,” “us,” “our,” or similar references, mean MidSouth Bancorp, Inc. and our subsidiaries, including our banking subsidiary, MidSouth Bank, N.A., on a consolidated basis.  References to “MidSouth Bank” or the “Bank” mean our wholly owned banking subsidiary, MidSouth Bank, N.A.

Products and Services

The Bank is community oriented and focuses primarily on offering commercial and consumer loan and deposit services to small and middle market businesses, their owners and employees, and other individuals in our markets.  Our community banking philosophy emphasizes personalized service and building broad customer relationships.  Deposit products and services offered by the Bank include interest-bearing and noninterest-bearing checking accounts, investment accounts, cash management services, electronic banking services, including remote deposit capturing services and credit cards.  Most of the Bank’s deposit accounts are FDIC-insured up to the maximum allowed and the Bank is a member of the Pulse network, which provides customers with ATM services through the Pulse and Cirrus networks throughout the world.

Loans offered by the Bank include commercial and industrial loans, commercial real estate loans (both owner-occupied and non-owner occupied), other loans secured by real estate and consumer loans.  We commenced operations during a severe economic downturn in Louisiana almost 25 years ago.  Our survival and growth in the ensuing years has instilled in us a conservative operating philosophy.  Our conservative attitude impacts our credit and funding decisions, including underwriting loans primarily based on the cash flows of the borrower (rather than just relying on collateral valuations) and focusing lending efforts on working capital and equipment loans to small and mid-sized businesses along with owner-occupied properties.

Our conservative operating philosophy extends to managing the various risks we face.  We maintain a separate risk management group to help identify and manage these various risks.  This group, which reports directly to the Chairman of our Audit Committee, not to other members of the senior management team, includes our audit, collections, compliance, in-house legal counsel, loan review and security functions and is staffed with experienced accounting and legal professionals.

We are committed to maintaining an exceptional level of customer care.  We maintain our own in-house call center so that customers enjoy live interaction with employees of the Bank rather than an automated telephone system.  Additionally, we provide our employees with the training and technological tools to improve customer care.  We have also implemented a customer relationship management database that serves not only as a sales tool but also helps us ensure delivery of outstanding service to our customers.  In addition, we conduct focus groups within the communities we serve and strive to create a two-way dialog to ensure that we are offering the banking products and services that our customers and communities need.

Markets

We operate in south Louisiana and southeast Texas along the Interstate 10, Interstate 49 and Highway 90 corridors.  As of December 31, 2009, our market area in south Louisiana included 27 offices and is bound by Houma to the south, Baton Rouge to the east, Opelousas to the north and Lake Charles to the west.  Our market area in southeast Texas included eight offices and includes the Beaumont, College Station, Conroe and Houston areas. For additional information regarding our properties, see Item 2 – Properties of this Report.

We believe that high energy prices and continued rebuilding from the storms of 2005 in Louisiana and Texas have partially insulated our markets from the full impact of the national recession.   Furthermore, our markets have not experienced the severity of real estate price declines that have plagued so much of the country, and have generally suffered fewer job losses than the rest of the U.S.  Oil and gas is the key industry within our markets.  However, technology and research companies continue to develop within these markets thereby diversifying the economy.  Additionally, numerous major universities located within our market areas, including Louisiana State University, University of Houston, Rice University, Texas A&M University and University of Louisiana at Lafayette, provide a substantial number of jobs and help to contribute to the educated work force within our current markets.

We believe our current financial condition coupled with our scalable operational capabilities, will facilitate future growth, both organically and through acquisition, including potential growth in new market areas.

Competition

We face strong competition in our market areas from both traditional and nontraditional financial services providers, such as commercial banks; savings banks; credit unions; finance companies; mortgage, leasing, and insurance companies; money market mutual funds; brokerage houses; and branches that provide credit facilities.  Several of the financial services competitors in our market areas are substantially larger and have far greater resources, however we have effectively competed by building long-term customer relationships.  Customer loyalty has been built through our continued focus on quality customer care enhanced by current technology and effective delivery systems.

Other factors, including economic, legislative, and technological changes, also impact our competitive environment.  Management continually evaluates competitive challenges in the financial services industry and develops appropriate responses consistent with our overall market strategy.

Employees

As of December 31, 2009, the Bank employed approximately 416 full-time equivalent employees.  The Company has no employees who are not also employees of the Bank.  Through the Bank, employees receive customary employee benefits, which include an employee stock ownership plan; a 401(K) plan; and life, health and disability insurance plans.  Our directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company.  The Company considers the relationship of the Bank with its employees to be excellent.

Additional Information

More information on the Company and the Bank is available on the Bank’s website at www.midsouthbank.com.  The Company is not incorporating by reference into this Report the information contained on its website and, therefore, the content of the website is not a part of this Report.  Copies of this Report and other reports filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act, including exhibits, are available free of charge on the Company’s website under the “Investor Relations” link as soon as reasonably practicable after they have been filed or furnished electronically to the Securities and Exchange Commission (“SEC”).   Copies of these filings may also be obtained free of charge on the SEC’s website at www.sec.gov.

Supervision and Regulation

Under Federal Reserve policy, we are expected to act as a source of financial strength for, and to commit resources to support, the Bank.  This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support.  In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks.  In the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized institutions.  Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories.  The severity of the action will depend upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.  The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulatory agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations.  The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  In addition, the appropriate federal regulatory agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

At December 31, 2009, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

FDIC Insurance Assessments
The Bank is a member of, and pays its deposit insurance assessments to the Deposit Insurance Fund (the “DIF”), as well as assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds.  The FDIC establishes rates for the payment of premiums by federally insured banks and federal savings associations for deposit insurance.  The FDIC has revised its risk-based assessment system as required by the FDICIA.  Under current FDIC rules, banks and federal savings associations must pay assessments to the FDIC for federal deposit insurance protection at rates based on their risk classification.  Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the FDIC’s DIF under this assessment system) pay assessments at higher rates than institutions that pose a lower risk.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  In addition, the FDIC can impose special assessments in certain instances.

Beginning on January 1, 2009, the FDIC raised the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits.  On February 27, 2009, the FDIC adopted a new final rule, effective April 1, 2009, which changes the FDIC’s deposit insurance assessment system’s evaluation of risk, makes corresponding changes to risk assessment rates beginning with the second quarter of 2009 and makes other changes to the deposit insurance assessment rules.  The new rule includes: (1) a potential decrease in assessment rates for FDIC members using long-term unsecured debt, including senior and subordinated debt and, for small institutions with assets under $10 billion, a portion of tier 1 capital; (2) a potential increase in assessment rates for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase in assessment rates for brokered deposits above a threshold amount.  For institutions in Risk Category I, the brokered deposit adjustment is only applicable if the institution’s brokered deposits are funding “rapid asset growth” which is defined as having assets greater than 40% four years ago, after adjusting for mergers and acquisitions.  The new brokered deposit adjustment is intended to discourage the use of such deposits as wholesale funding for the growth of an institution.

Risk Category	First Quarter 2009 Deposit Insurance Assessment Rate	Second Quarter 2009 Deposit Insurance Initial Base Assessment Rate
I	12 to 14 basis points	12 to 16 basis points
II	17 basis points	22 basis points
III	35 basis points	32 basis points
IV	50 basis points	45 basis points

In addition, on May 22, 2009, the FDIC adopted a final rule imposing an emergency special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009.  The Bank’s special assessment was approximately $416,000.  On November 12, 2009, the FDIC issued a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  The prepaid assessment for these periods was collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009.  For purposes of estimating an institution’s assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, and calculating the amount that an institution will prepay on December 30, 2009, the institution’s assessment rate was its total base assessment rate in effect on September 30, 2009.  The amount of our prepayment was approximately $4.7 million.  Under the final rule, the FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.  The FDIC Board also voted to adopt a uniform three basis point increase in assessment rates effective on January 1, 2011, and to extend the restoration period from seven to eight years.  The FDIC may require additional special assessments and/or further increases in deposit insurance premiums.

Financial institutions that participate in the FDIC Temporary Liquidity Guarantee Program’s (“TLGP”) noninterest bearing transaction account guarantee, including the Bank, will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance through December 31, 2009, and if not opted out on or before November 2, 2009, an assessment of 15, 20, or 25 basis points for the extended period of January 1, 2010 through June 30, 2010 depending on an institution’s risk profile.  Based on the Bank's current risk profile, our assessment rate for the extended period of January 1, 2010 through June 30, 2010 is 15 basis points.  Neither the Bank nor the Company has issued debt under the TLGP.   To the extent that these FDIC TLGP assessments are insufficient to cover any loss or expenses arising from the FDIC TLGP, the FDIC is authorized to impose an emergency special assessment on FDIC-insured depository institutions.  Legislation has been proposed to give the FDIC authority to impose charges for the FDIC TLGP upon depository institution holding companies as well.

As indicated above, the Bank’s deposit insurance costs increased significantly in 2009 and may increase further.  Any additional increase in insurance assessments could have an adverse effect on the Bank’s earnings.

FICO assessments are set by the FDIC quarterly and are used towards the retirement of FICO bonds issued in the 1980s to assist in the recovery of the savings and loan industry.  These assessments will continue until the FICO Bonds mature in 2017.  The FICO assessment rate increased to 1.14 basis points for the first quarter of 2009, but declined to 1.02 basis points for the fourth quarter of 2009.  The FICO assessment rate for the first quarter of 2010 is 1.06 basis points.

Allowance for Loan and Lease Losses
The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports.  Because of its significance, the Bank has established a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the ALLL, issued on December 13, 2006, encourages all banks and federal savings institutions to ensure controls are in place to consistently determine the ALLL in accordance with generally accepted accounting principles in the United States, the federal savings association’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  The Bank’s estimate of credit losses reflects consideration of significant factors that affect the collectability of the portfolio as of the evaluation date.

Safety and Soundness Standards
The Federal Deposit Insurance Act, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate.  The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended.  The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.  In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA.  See “-Prompt Corrective Action” above.  If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.  The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

Community Reinvestment Act
Under the Community Reinvestment Act (“CRA”) the Bank, as an FDIC insured institution, has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator.  The Bank received a satisfactory rating in its most recent CRA examination.

Restrictions on Transactions with Affiliates
We are subject to the provisions of Section 23A of the Federal Reserve Act.  Section 23A places limits on: the amount of a bank’s loans or extensions of credit to affiliates; a bank’s investment in affiliates; assets a bank may purchase from affiliates, except for real and personal property exemption by the Federal Reserve; the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10.0% of a bank’s capital and surplus and, as to all affiliates combined, to 20.0% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests.  These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features.

USA Patriot Act of 2001
In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. that occurred on September 11, 2001.  The Patriot Act impacts financial institutions in particular through its anti-money laundering and financial transparency laws.  The Patriot Act amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control to establish regulations which, among others, set standards for identifying customers who open an account and promoting cooperation with law enforcement agencies and regulators in order to effectively identify parties that may be associated with, or involved in, terrorist activities or money laundering.

In 2006, Congress passed the USA Patriot Act Improvement and Reauthorization Act of 2005.  This act reauthorized all provisions of the Patriot Act that would otherwise have expired, made 14 of the 16 sunsetting provisions permanent, and extended the sunset period of the remaining two for an additional four years.

Privacy
Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services.

Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.  The Bank has established policies and procedures designed to safeguard its customers’ personal financial information and to ensure compliance with applicable privacy laws.

Other Regulations
Interest and other charges collected or contracted for by the Bank are subject to federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to the following:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the Truth in Savings Act, which requires disclosure of yields and costs of deposits and deposit accounts.

Effect of Governmental Monetary Policies
Our earnings are affected by the monetary and fiscal policies of the United States government and its agencies, as well as general domestic economic conditions.  The Federal Reserve’s power to implement national monetary policy has had, and is likely to continue to have, an important impact on the operating results of financial institutions.  The Federal Reserve affects the levels of bank loans, investments, and deposits through its control over the issuance of U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

In 2008 and 2009, the Federal Reserve has taken various actions to increase market liquidity and reduce interest rates.  The Federal Reserve lowered its target federal funds rate from 5.25% per annum on August 7, 2007 to 3.00% on January 30, 2008, and finally to a range of 0% to 0.25% on December 16, 2008.  The Federal Reserve’s discount rate was reduced on December 16, 2008 to its current rate of 0.50% per annum, down from 5.75% on September 17, 2007, 4.75% on January 2, 2008 and 1.25% on October 29, 2008.  The Federal Reserve has extended the term for which institutions can borrow from the discount window to up to 90 days, and it has developed a program, called the Term Auction Facility, under which predetermined amounts of credit are auctioned to depository institutions for terms of up to 84 days. These innovations resulted in large increases in the amount of Federal Reserve credit extended to the banking system.

In addition, the Federal Reserve and the Treasury have jointly announced a Term Asset-Backed Securities Loan Facility (“TALF”) that currently will lend against AAA-rated asset-backed securities that are determined eligible by the Federal Reserve.  The Federal Reserve Bank of New York presently intends to make up to $200 billion of loans under TALF and may expand this loan program under TALF in the future.  TALF loans will be non-recourse loans, secured by eligible ABS, and have three year terms.  The Treasury has provided $20 billion of credit support to theFederal Reserve in connection with TALF, but may provide additional support in the future to enable expansion of the TALF.

Beginning October 6, 2008, the Federal Reserve began paying interest on depository institutions’ required and excess reserve balances.  The payment of interest on excess reserve balances was expected to give the Federal Reserve greater scope to use its lending programs to address conditions in credit markets while also maintaining the federal funds rate close to the target rate established by the Federal Open Market Committee.

The nature and timing of any changes in fiscal and monetary policies and their effect on our business cannot be predicted.

Emergency Economic Stabilization Act of 2008 and Subsequent Legislation
The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the U.S. Department of the Treasury (“Treasury”) to invest up to $700 billion in troubled assets, to provide capital, or to otherwise provide assistance to U.S. banks, federal savings institutions and their holding companies (“TARP”).  Pursuant to authority granted under EESA, the Treasury will invest or has invested up to $250 billion in senior preferred stock of U.S. banks and federal savings institutions or their holding companies under the Capital Purchase Program (the “CPP”).  Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.  In January 2009, we issued $20.0 million in Series A Preferred Stock to the Treasury under the CPP, which was promulgated under TARP.

As a result of our participation in the CPP, we are subject to the Treasury’s standards for executive compensation and corporate governance as long as the Treasury holds the equity issued under the CPP.  These standards generally apply to the chief executive officer, chief financial officer and the three next most highly compensated senior executive officers.  The standards include: (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibitions on making golden parachute payments to senior executives; and (4) an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

On February 10, 2009, the Treasury announced the Financial Stability Plan (the “Financial Stability Plan”), which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

•	a capital assistance program (“CAP”) that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the CPP;
•	a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;
•
a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•	assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency, corporate governance and accountability standards, including restrictions on dividends, acquisitions, executive compensation and additional disclosure requirements.

On February 17, 2009, the American Recovery and Reinvestment Act (the “ARRA”) became law.  The ARRA purports to retroactively impose certain new executive compensation and corporate expenditure limits and corporate governance standards on all current and future recipients of TARP funds, including us, that are in addition to those previously announced by the Treasury, until the institution has repaid the Treasury.

Recent Proposed Regulatory Changes
Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments.  Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry.  New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.  On June 17, 2009, Treasury released a white paper entitled “Financial Regulatory Reform – A New Foundation: Rebuilding Financial Supervision and Regulation” (the “Proposal”) which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following five key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

The Proposal includes the creation of a new federal government agency, the National Bank Supervisor (“NBS”) that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks.  It is proposed that the NBS take over the responsibilities of the OCC, which currently charters and supervises nationally chartered banks, such as the Bank, and the responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered savings institutions and federal savings institution holding companies.

The elimination of the OCC, as proposed by the administration, also would result in a new regulatory authority for the Bank.  There is no assurance as to how this new supervision by the NBS will affect our operations going forward.

The Proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency (“CFPA”) would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we may become subject to multiple laws affecting its provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

Item 1A – Risk Factors

An investment in our stock involves a number of risks.  Investors should carefully consider the following risks as well as the other information in this Report and the documents incorporated by reference before making an investment decision.  The realization of any of the risks described below could have a material adverse effect on the Company and the price of our common stock.

Risks Relating to Our Business

The current economic environment poses significant challenges and could adversely affect our financial condition and results of operations.
There was significant disruption and volatility in the financial and capital markets during 2008 and 2009.  The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure.  These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in mortgage lending and related real estate markets.  Continued declines in real estate values, high unemployment and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

As a consequence of the difficult economic environment, we experienced a significant decrease in earnings resulting primarily from increased provisions for loan losses.  There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case we could continue to experience write-downs of assets, and could face capital and liquidity constraints or other business challenges.  A further deterioration in economic conditions, particularly within our market areas, could result in the following consequences, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations:

•	Loan delinquencies may further increase causing additional increases in our provision and allowance for loan losses.
•
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

•
Collateral for loans made by the Bank, especially real estate, may continue to decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.

•
Consumer confidence levels may decline and cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities and decreased demand for our products and services.

Our market areas are heavily dependent on, and we have significant credit exposure to, the oil and gas industry.
The economy in a large portion of our market areas is heavily dependent on the oil and gas industry.  Many of our customers provide transportation and other services and products that support oil and gas exploration and production activities.  Accordingly, as of December 31, 2009, we had approximately $117.5 million in loans to borrowers in the oil and gas industry, representing approximately 20.1% of our total loans outstanding as of that date.  The oil and gas industry, especially in Louisiana and Texas, has been subject to significant volatility, including the “oil bust” of the 1980s that severely impacted the economies of many of our market areas.  Recently, President Obama’s administration proposed a number of legislative changes that could significantly impact the oil and gas industry, including the elimination of certain tax breaks, such as the intangible drilling and development costs, percentage depletion and manufacturing deduction, and the implementation of an excise tax focused specifically on production in the Gulf of Mexico.  If there is a significant downturn in the oil and gas industry, generally the cash flows of our customers in this industry would be adversely impacted which could impair their ability to service our loans outstanding to them and/or reduce demand for loans.  This could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.
We have experienced increases in the levels of our non-performing assets and loan charge-offs in recent periods. Our total non-performing assets amounted to $17.4 million, or 1.79% of our total assets, at December 31, 2009 and $11.0 million, or 1.17% of our total assets, at December 31, 2008.  We had $5.0 million of net loan charge-offs for the year ended December 31, 2009 compared to $2.4 million for the year ended December 31, 2008.  Our provision for loan losses was $5.5 million for the year ended December 31, 2009, compared to $4.6 million for the year ended December 31, 2008.  At December 31, 2009, the ratios of our ALLL to non-performing loans and to total loans outstanding was 48.28% and 1.37%, respectively, compared to 73.22% and 1.25%, respectively, at December 31, 2008. Additional increases in our non-performing assets or loan charge-offs could have a material adverse effect on our financial condition and results of operations.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.  These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets.  Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we still may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our ALLL. We create an ALLL in our accounting records, based on, among other considerations, the following:

•	industry historical losses as reported by the FDIC;
•	historical experience with our loans;
•	evaluation of economic conditions;
•	regular reviews of the quality mix, including our distribution of loans by risk grade within our portfolio, and size of our overall loan portfolio;

•	regular reviews of delinquencies; and
•	the quality of the collateral underlying our loans.

Although we maintain an ALLL at a level that we believe is adequate to absorb losses inherent in our loan portfolio, changes in economic, operating and other conditions, including conditions which are beyond our control such as a sharp decline in real estate values and changes in interest rates, may cause our actual loan losses to exceed our current allowance estimates.  Additions to the ALLL could result in a decrease in net earnings and capital and could hinder our ability to grow.  Further, if our actual loan losses exceed the amount reserved, it could have a material adverse effect on our financial condition and results of operations.

We cannot predict the effect of recent or future legislative and regulatory initiatives.
Financial institutions have been the subject of substantial legislative and regulatory changes and may be the subject of further legislation or regulation in the future, including: (i) changes in banking, securities and tax laws and regulations and their application by our regulators; (ii) changes in the scope and cost of FDIC insurance and other coverages; and (iii) changes in the CPP under TARP administered by the Treasury which we participated in by issuing $20.0 million in shares of our Series A Preferred Stock and associated common stock warrants to the Treasury in January 2009 (the “CPP Transaction”), none of which is within our control.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations may cause our results of operations to differ materially from those we currently anticipate.  In addition, the cost and burden of compliance with applicable laws and regulations have significantly increased and could adversely affect our ability to operate profitably.  Further, federal monetary policy significantly affects credit conditions for us, as well as for our borrowers, particularly as implemented by the Federal Reserve Board, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements.  A material change in any of these conditions could have a material impact on us or our borrowers, and therefore on our business, prospects, financial condition and results of operations.

On October 3, 2008, the EESA was enacted in an effort to stabilize the financial markets. Pursuant to the EESA, the Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs in addition to TARP, including the purchase by the Treasury of certain troubled assets from financial institutions.  There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets.  The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could have a material adverse effect on our business, prospects, financial condition, results of operations, access to credit or the trading price of our common stock.  In addition, current initiatives of President Obama’s administration with respect to the financial services industry could have a material adverse effect on our business, prospects, financial condition and results of operations.

We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there may be additional requirements and conditions imposed on us as a result of our issuance of the Series A Preferred Stock in the CPP Transaction.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  The affects of such recently enacted, and proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

We have a concentration of exposure to a number of individual borrowers.  Given the size of these loan relationships relative to capital levels and earnings, a significant loss on any one of these loans could materially and adversely affect us.
We have a concentration of exposure to a number of individual borrowers.  Our largest exposure to one borrowing relationship as of December 31, 2009, was approximately $8.0 million, which is 6.16% of our total capital.  In addition, as of December 31, 2009, the aggregate exposure to the ten largest borrowing relationships was approximately $56.5 million, which was 9.66% of loans and 43.36% of total capital.  As a result of this concentration, a change in the financial condition of one or more of these borrowers could result in significant loan losses and have a material adverse effect on our financial condition and results of operations.

A large percentage of our deposits is attributable to a relatively small number of customers. The loss of all or some of these customers or a significant decline in their deposit balances may have a material adverse effect on our liquidity and results of operations.

Our 20 largest depositors accounted for approximately 15.98% of our total deposits and our five largest depositors accounted for approximately 8.84% of our total deposits as of December 31, 2009. The ability to attract these types of deposits has a positive effect on our net interest margin as they provide a relatively low cost of funds to the Bank. While we believe we have strong, long-term relationships with each of these customers, the loss of one or more of our 20 largest customers, or a significant decline in the deposit balances would adversely affect our liquidity and require us to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits, possibly at interest rates higher than those currently paid on these deposits.  This could increase our total cost of funds and could result in a decrease in our net interest income and net earnings.  If we were unable to develop alternative funding sources, we may have difficulty funding loans or meeting other deposit withdrawal requirements.

We occasionally purchase non-recourse loan participations from other banks based in part on information provided by the selling bank.
From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank.  As of December 31, 2009, we had approximately $49.8 million in purchased loan participations, or approximately 8.5% of our total loan portfolio.  When we purchase loan participations, we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards.  However, we are less likely to be familiar with the borrower and may rely to some extent on information provided to us by the selling bank and typically must rely on the selling bank’s administration of the loan relationship.  We therefore have less control over, and may incur more risk with respect to, loan participations that we purchase from selling banks as compared to loans that we originate.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.
Most of our commercial business and commercial real estate loans are made to small business or middle market customers.  These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions.  If general economic conditions in the markets in which we operate negatively impact this important customer sector, our results of operations and financial condition and the value of our common stock may be adversely affected.  Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle.  Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio includes a substantial percentage of commercial and industrial loans, which may be subject to greater risks than those related to residential loans.
Our loan portfolio includes a substantial percentage of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans.  Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value.  Our commercial and industrial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, equipment, or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At December 31, 2009, commercial and industrial loans totaled approximately 32.9% of our total loan portfolio.  Adverse changes in local economic conditions impacting our business borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have a high concentration of loans secured by real estate, and the current downturn in the real estate market could have a material adverse effect on our financial condition and results of operations.
A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2009, approximately 52% of our loans had real estate as a primary or secondary component of collateral.  The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate in our primary markets could significantly impair the value of real estate collateral and the ability to sell real estate collateral upon foreclosure. Furthermore, it is likely that we would be required to increase the provision for loan losses.  A related risk in connection with loans secured by real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as collateral.  If we were required to liquidate real estate collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, it could have a material adverse effect on our financial condition and results of operations.

We may face risks with respect to future expansion and acquisition opportunities.
We have expanded our business in part through acquisitions and will continue to look at future acquisitions as a way to further increase our growth.  However, we cannot assure you that we will be successful in completing any future acquisitions.  Further, failure to realize the potential expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services.  We do not currently have any specific plans, arrangements or understandings regarding such expansion.  We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate future acquisitions or that we will not incur disruptions or unexpected expenses in integrating such acquisitions.  In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources.  Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;
•	expansion into new markets that may have different characteristics than our current markets and may otherwise present management challenges;
•	exposure to potential asset quality issues of the target company;
•	difficulty and expense of integrating the operations and personnel of the target company;
•	potential disruption to our business;
•	potential diversion of management’s time and attention;
•	the possible loss of key employees and customers of the target institution;
•	difficulty in estimating the value of the target company; and
•	potential changes in banking, accounting or tax laws or regulations that may affect the target institution.

If we acquire the assets and liabilities of one or more target banks that are in receivership through the FDIC bid process for failed institutions, such an acquisition will require us, through our bank subsidiary, to enter into a Purchase & Assumption Agreement (the “P&A Agreement”) with the FDIC.  The P&A Agreement is a form document prepared by the FDIC, and our ability to negotiate the terms of this agreement is limited.  As a result, we expect that any P&A Agreement would provide for limited disclosure about, and limited indemnification for, risks associated with the target bank.  There is a risk that such disclosure regarding, and indemnification for, the assets and liabilities of target banks will not be sufficient and we will incur unanticipated losses.  There is also a risk that we may be required to make an additional payment to the FDIC under certain circumstances following the completion of an FDIC-assisted acquisition if, for example, actual losses related to the target bank’s assets acquired are substantially less than expected at the time the P&A Agreement was entered into.

In addition, the FDIC bid process for failed depository institutions is competitive. We cannot provide any assurances that we will be successful in bidding for any target bank or for other failed depository institutions.

Our future earnings could be adversely affected by non-cash charges for goodwill impairment, if a future test of goodwill indicates that goodwill has been impaired.
As prescribed by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” we undertake an annual review of the goodwill asset balance reflected in our financial statements.  We conduct an annual review in the fourth quarter of each year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment. During the first quarter of 2009, we conducted an interim test and, upon review and analysis of the factors influencing value and utilizing the market value and investment value approaches, concluded there was no goodwill impairment as of such date.  In addition, after our annual review in the fourth quarter of 2009, we concluded there was no goodwill impairment as of such date.  As of December 31, 2009, we had $9.5 million in goodwill.  Future goodwill impairment tests may result in future non-cash charges, which could adversely affect our earnings for any such future period.

Changes in the fair value of our securities may reduce our shareholders’ equity and net income.
At December 31, 2009, $271.8 million of our securities (at fair value) were classified as available-for-sale.  At such date, the aggregate net unrealized gain on our available-for-sale securities was $5.9 million.  We increase or decrease shareholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported shareholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

We continue to monitor the fair value of our entire securities portfolio as part of our ongoing other than temporary impairment (“OTTI”) evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.  In addition, as a condition to membership in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), we are required to purchase and hold a certain amount of FHLB-Dallas stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB-Dallas.  At December 31, 2009, we had stock in the FHLB-Dallas totaling approximately $562,000. The FHLB-Dallas stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2009, we did not recognize an impairment charge related to our FHLB-Dallas stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB-Dallas may not require us to recognize an impairment charge with respect to such holdings.

We rely heavily on our management team and the loss of key officers may adversely affect operations.
Our success has been and will continue to be greatly influenced by the ability to retain existing senior management and, with expansion, to attract and retain qualified additional senior and middle management. C.R. Cloutier, President and Chief Executive Officer, and other executive officers have been instrumental in developing and managing our business. We recently had a number of changes in our senior management team, including the appointment of a new Chief Financial Officer and the resignations of our chief lending officer and the head of the retail division of the Bank. The loss of the services of these individuals, or future unexpected loss of services of Mr. Cloutier or any other current executive could have an adverse effect on us.  We do not have an employment agreement with Mr. Cloutier and a formal management succession plan has not been established.  No assurance can be provided that we will be able to locate and hire a qualified replacement for any of the recently departed officers or otherwise on a timely basis.

Our participation in the CPP Transaction could also have an adverse effect on our ability to attract and retain qualified executive officers.  The American Recovery and Reinvestment Act of 2009 included amendments to the executive compensation provisions of the EESA under which the CPP was established, including extensive new restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the Treasury that were issued in the CPP Transaction.  Many of the restrictions are not limited to our senior executives and cover other employees whose contributions to revenue and performance can be significant.  The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same CPP restrictions.  The Federal Reserve, and perhaps the FDIC, are contemplating proposed rules governing the compensation practices of financial institutions and these rules, if adopted, may adversely affect our management retention and limit our ability to promote our objectives through our compensation and incentive programs and, as a result, adversely affect our results of operations and financial position.

The full scope and impact of these limitations are uncertain and difficult to predict.  The Treasury has adopted standards that implement certain compensation limitations, but these standards have not yet been broadly interpreted and remain, in many respects, ambiguous.  The new and potential future legal requirements and implementing standards under the CPP may have unforeseen or unintended adverse effects on the financial services industry as a whole, and particularly on CPP participants, including us.  It will likely require significant time, effort and resources on our part to interpret and apply them.  If any of our regulators believe that our response to new and future legal requirements and implementing standards does not fully comply with them, it could subject us to regulatory actions or otherwise adversely affect our management retention and, as a result, our results of operations and financial condition.

Even if we redeem our Series A Preferred Stock and repurchase the warrant that we issued to the Treasury, we will continue to be subject to evolving legal and regulatory requirements that may, among other things, require increasing amounts of our time, effort and resources to ensure compliance.

A natural disaster, especially one affecting one of our market areas, could adversely affect us.
Since most of our business is conducted in Louisiana and Texas, most of our credit exposure is in those states. Historically, Louisiana and Texas have been vulnerable to natural disasters.  Therefore, we are susceptible to the risks of natural disasters, such as hurricanes, floods and tornados.  Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems.  A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, as uninsured or underinsured losses, including losses from business disruption, may reduce borrowers’ ability to repay their loans.  Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans.  Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster.  The occurrence of natural disasters in our market areas could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our profitability is vulnerable to interest rate fluctuations.
Our profitability is dependent to a large extent on net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.  For example, as securities in our investment portfolio have matured, they have been replaced by securities paying a lower yield.   We expect this trend to continue during 2010.  These changes in our investment portfolio have negatively impacted, and are expected to continue to negatively impact, our net interest margin.  Furthermore, some of our variable interest rate loans have minimum fixed interest rates (“floors”) that are currently above the contractual variable interest rate.  If interest rates rise, the interest income from our variable interest rate loans with floors may not increase as quickly as interest expense on our liabilities, which would negatively impact our net interest income.

In periods of increasing interest rates, loan originations may decline, depending on the performance of the overall economy, which may adversely affect income from lending activities.  Also, increases in interest rates could adversely affect the market value of fixed income assets. In addition, an increase in the general level of interest rates may affect the ability of certain borrowers to pay the interest and principal on their obligations.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.
Non-performing assets adversely affect our net earnings in various ways.  Until economic and market conditions improve, we expect to continue to incur provisions for loan losses relating to an increase in non-performing assets.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our earnings, and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral less estimated selling costs, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.  While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets.

The soundness of other financial institutions could negatively affect us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients.  Many of these transactions expose us to credit risk in the event of a default by a counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us.  Any such losses could have a material adverse effect on our business, prospects, financial condition and results of operations.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
FDIC insurance premiums increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future.  As the large number of recent bank failures continues to deplete the DIF, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  The amount of our special assessment was approximately $416,000.  In addition, the FDIC recently announced a proposed rule that will require financial institutions, such as the Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 in order to re-capitalize the DIF.  The proposed rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011. The amount of our prepayment, which was made in December 2009, was approximately $4.7 million.

We operate within a highly regulated environment and our business and results are significantly affected by the regulations to which we are subject.
We operate within a highly regulated environment.  The regulations to which we are subject will continue to have a significant impact on our operations and the degree to which we can grow and be profitable.  Certain regulators, to which we are subject, have significant power in reviewing our operations and approving our business practices.  In recent years the Bank, as well as other financial institutions, has experienced increased regulation and regulatory scrutiny, often requiring additional resources.  In addition, investigations or proceedings brought by regulatory agencies may result in judgments, settlements, fines, penalties, or other results adverse to us.  There is no assurance that any change to the regulatory requirements to which we are subject, or the way in which such regulatory requirements are interpreted or enforced, will not have a negative effect on our ability to conduct our business and our results of operations.

We rely heavily on technology and computer systems.  The negative effects of computer system failures and unethical individuals with the technological ability to cause disruption of service could significantly affect our reputation and our ability to generate deposits.
Our ability to compete depends on our ability to continue to adapt and deliver technology on a timely and cost-effective basis to meet customers’ demands for financial services.  We currently provide our customers the ability to bank online and many customers now remotely submit deposits to us through remote-capture systems.  The secure transmission of confidential information over the Internet is a critical element of these services.  Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems.  We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.  To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities.  Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and our ability to generate deposits.

Risks Relating to an Investment in Our Common Stock

Share ownership may be diluted by the issuance of additional shares of common stock in the future.
Our stock incentive plan provides for the granting of stock incentives to directors, officers, and employees.  As of December 31, 2009, there were 61,368 shares issued under options granted under that plan.  Likewise, subject to the availability of shares of our common stock, up to approximately 586,000 shares, including shares issuable under currently outstanding options, may be issued in the future to directors, officers, and employees under our existing equity incentive plans.  In addition, on January 9, 2009, the Company issued $20.0 million in preferred stock to the Treasury in the CPP Transaction.  As part of the CPP Transaction, we also granted the Treasury a 10-year stock purchase warrant.  Under the warrant, the Treasury has the right to purchase 104,384 shares of our common stock at an exercise price of $14.37 per share. It is probable that options and or/warrants will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option or warrant.  The incentive plan also provides that all issued options automatically and fully vest upon a change in control.  If the options are exercised, share ownership will be diluted.

In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock, but do not provide for preemptive rights to the shareholders and, therefore, shareholders will not automatically have the right to subscribe for additional shares.  As a result, if we issue additional shares to raise additional capital or for other corporate purposes, you may be unable to maintain a pro rata ownership in the Company.  Excluding shares reserved for issuance upon the exercise of outstanding stock options and the warrant issued to the Treasury, we currently have less than 111,000 shares, including treasury shares, that remain available for issuance by us.  As a result, we expect to seek approval to amend our articles of incorporation to increase the number of shares of stock that we are authorized to issue.  Any such amendment would require approval by an affirmative vote of the holders of a majority of the shares present and entitled to vote at such meeting.  There can be no assurance that we will seek such an amendment or, if such an amendment is submitted to a vote of our shareholders, that it would be approved by our shareholders.

The holders of our preferred stock and trust preferred securities have rights that are senior to those of shareholders and that may impact our ability to pay dividends on our common stock and with net income available to our common shareholders.
At December 31, 2009, we had outstanding $15.5 million of trust preferred securities.  These securities are senior to shares of common stock.  As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders.  While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.

In addition, with respect to the $20.0 million in Series A Preferred Stock outstanding that was issued to the Treasury in the CPP Transaction, we are required to pay cumulative dividends on the Series A Preferred Stock at an annual rate of 5.0% for the first five years and 9.0% thereafter, unless we redeem the shares earlier.  Dividends paid on our Series A Preferred Stock will also reduce the net income available to our common shareholders and our earnings per common share.  We may not declare or pay dividends on our common stock or repurchase shares of our common stock without first having paid all accrued cumulative preferred dividends that are due. Until January 2012, we also may not increase our per share common stock dividend rate or repurchase shares of our common shares without the Treasury’s consent, unless the Treasury has transferred to third parties all the Series A Preferred Stock originally issued to it.

There can be no assurance whether or when the Series A Preferred Stock can be redeemed or whether or when the related warrant can be repurchased.
Subject to approval of our regulators, we generally have the right to repurchase the shares of Series A Preferred Stock and the associated warrant issued to the Treasury in the CPP Transaction.  However, there can be no assurance as to when the Series A Preferred Stock and the warrant will be repurchased, if at all.  As a result, we will remain subject to the uncertainty of additional future changes to the CPP, which could put us at a competitive disadvantage.  Until such time as the Series A Preferred Stock and the warrant are repurchased, we will remain subject to the terms and conditions of those instruments, which, among other things, require us to obtain regulatory approval to repurchase or redeem our common stock or our other preferred stock or increase the annual aggregate dividends on our common stock over $0.28 per share, except in limited circumstances.

Holders of the Series A Preferred Stock may, under certain circumstances, have the right to elect two directors to our board of directors.
In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly dividend periods or more, the authorized number of directors then constituting our board of directors will be increased by two.  Holders of the Series A Preferred Stock, together with the holders of any outstanding parity stock with the same voting rights, will be entitled to elect the two additional members of the board of directors at the next annual meeting (or at a special meeting called for this purpose) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

Only a limited trading market exists for our common stock, which could lead to price volatility.
Our common stock is listed for trading on the NYSE Amex under the trading symbol “MSL,” but there is low trading volume in our common stock.  The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which might occur in a more active trading market of our common stock.  Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.

Our directors and executive management own a significant number of shares of stock, allowing further control over business and corporate affairs.
Our directors and executive officers beneficially own approximately 2.6 million shares, or 26.4%, of our outstanding common stock as of December 31, 2009.  As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on our business as shareholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that our directors and executive officers may have interests that are different from, or in addition to, the interests of our shareholders generally.

Provisions of our articles of incorporation and by-laws, Louisiana law, and state and federal banking regulations, could delay or prevent a takeover by a third party.
Our articles of incorporation and by-laws could delay, defer, or prevent a third party takeover, despite possible benefit to the shareholders, or otherwise adversely affect the price of our common stock. Our governing documents:

•	permit directors to be removed by shareholders only for cause and only upon an 80% vote;
•
require 80% of the voting power for shareholders to amend the by-laws, call a special meeting, or amend the articles of incorporation, in each case if the proposed action was not approved by the Board;

•	authorize a class of preferred stock that may be issued in series with terms, including voting rights, established by the Board without shareholder approval;
•	authorize approximately 10 million shares of common stock and 5 million shares of preferred stock that may be issued by the Board without shareholder approval;
•	classify our Board with staggered three year terms, preventing a change in a majority of the Board at any annual meeting;
•	require advance notice of proposed nominations for election to the Board and business to be conducted at a shareholder meeting; and
•	require 80% of the voting power for shareholders to approve business combinations not approved by the Board.

These provisions would likely preclude a third party from removing incumbent directors and simultaneously gaining control of the Board by filling the vacancies thus created with its own nominees.  Under the classified Board provisions, it would take at least two elections of directors for any individual or group to gain control of the Board.  Accordingly, these provisions could discourage a third party from initiating a proxy contest, making a tender offer or otherwise attempting to gain control.  These provisions may have the effect of delaying consideration of a shareholder proposal until the next annual meeting unless a special meeting is called by the Board or the chairman of the Board.  Moreover, even in the absence of an attempted takeover, the provisions make it difficult for shareholders dissatisfied with the Board to effect a change in the Board’s composition, even at annual meetings.

Also, we are subject to the provisions of the Louisiana Business Corporation Law (“LBCL”), which provides that we may not engage in certain business combinations with an “interested shareholder” (generally defined as the holder of 10.0% or more of the voting shares) unless (1) the transaction was approved by the Board before the interested shareholder became an interested shareholder or (2) the transaction was approved by at least two-thirds of the outstanding voting shares not beneficially owned by the interested shareholder and 80% of the total voting power or (3) certain conditions relating to the price to be paid to the shareholders are met.

The LBCL also addresses certain transactions involving “control shares,” which are shares that would have voting power with respect to the Company within certain ranges of voting power.  Control shares acquired in a control share acquisition have voting rights only to the extent granted by a resolution approved by our shareholders.  If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of all voting power, shareholders of the issuing public corporation have dissenters’ rights as provided by the LBCL.

Our future ability to pay dividends and repurchase stock is subject to restrictions.
Since we are a holding company with no significant assets other than the Bank, we have no material source of income other than dividends received from the Bank.  Therefore, our ability to pay dividends to our shareholders will depend on the Bank’s ability to pay dividends to us.  Moreover, banks and bank holding companies are both subject to certain federal and state regulatory restrictions on cash dividends.  We are also restricted from paying dividends if we have deferred payments of the interest on, or an event of default has occurred with respect to, our trust preferred securities or Series A Preferred Stock.  Additionally, terms and conditions of our outstanding shares of preferred stock place certain restrictions and limitations on our common stock dividends and repurchases of our common stock.

A shareholder’s investment is not an insured deposit.
An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency.  Your investment in our common stock will be subject to investment risk and you may lose all or part of your investment.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

We lease our principal executive and administrative offices and principal facility in Lafayette, Louisiana under a lease expiring March 31, 2017.  We have two 5-year renewal options thereafter that we may exercise.  In addition to our principal facility, we also have eight other branches located in Lafayette, Louisiana, three in New Iberia, Louisiana, three in Baton Rouge, Louisiana, two in Lake Charles, Louisiana, two in Houma, Louisiana, and one banking office in each of the following Louisiana cities: Breaux Bridge, Cecilia, Larose, Jeanerette, Opelousas, Morgan City, Jennings, Sulphur, and Thibodaux.  Seventeen of these offices are owned and ten are leased.

In our Texas market area, we have three full service branches located in Beaumont, Texas, two of which are owned and one leased.  Our additional full service branches in the Texas market area are located in Vidor, College Station, Houston, and Conroe.  The Company also operates a loan production office located in Conroe, Texas.  Of these offices, three are owned and two are leased.

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

Item 4 – (Removed and Reserved)

Executive Officers of the Registrant

The names, ages as of December 31, 2009, and positions of our executive officers are listed below along with their business experience during the past five years.

C. R. Cloutier, 62 – President, Chief Executive Officer and Director of the Company and the Bank since 1984.

James R. McLemore, 50–Senior Executive Vice President and Chief Financial Officer for the Company and the Bank since July 2009.  Prior to joining the Company and the Bank, Mr. McLemore served as Executive Vice President and Chief Financial Officer of Security Bank Corporation from 2002 until July 2009.  In July 2009, subsequent to Mr. McLemore’s departure, the six subsidiary banks of Security Bank Corporation were closed and the FDIC was appointed receiver of the banks.  Security Bank Corporation subsequently filed for bankruptcy in August of 2009.

Karen L. Hail, 56 – Senior Executive Vice President and Chief Operations Officer of the Bank since 2002; Secretary and Treasurer of the Company since 1984; and Director of the Bank since 1988.  Effective April 1, 2010, Ms. Hail will serve as Senior Executive Vice President and Director of Asset Procurement for the Bank.  As a result of this new position, Ms. Hail will no longer serve as Chief Operations Officer of the Company, but will continue to serve as a Director of the Company and the Bank.

Donald R. Landry, 53 – Senior Executive Vice President and Chief Lending Officer of the Bank since 1995 and Executive Vice President since 2002.  Mr. Landry tendered his resignation effective January 25, 2010 to join another local financial institution.   Mr. Landry’s responsibilities, which are predominantly related to credit production, will be assumed within each of our six regions on an interim basis by MidSouth Bank’s Regional Bank Presidents.

Teri S. Stelly, 50 – Senior Vice President and Controller of the Company since 1998.  Ms. Stelly acted as the interim Chief Financial Officer from January 15, 2009 to July 12, 2009.

All executive officers are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of February 26, 2010, there were 864 common shareholders of record.  The Company’s common stock trades on the NYSE AMEX under the symbol “MSL.”  The high and low sales price for the past eight quarters has been provided in the Selected Quarterly Financial Data tables that are included with this filing under Item 8 and is incorporated herein by reference.

Cash dividends totaling $1.8 million were declared to common shareholders during 2009.  The regular quarterly dividend of $0.07 per share was paid for all four quarters of 2009, for a total of $0.28 per share for the year.  Cash dividends totaling $2.1 million were declared to common shareholders during 2008.  A quarterly dividend of $0.07 per share was paid for each quarter of 2008 and a special dividend of $0.04 per share was declared in addition to the $0.07 per share for the fourth quarter of 2008.  Cash dividends paid in 2008 totaled $0.32 per share.

Under the Louisiana law, we may not pay a dividend if (i) we are insolvent or would thereby be made insolvent, or (ii) the declaration or payment thereof would be contrary to any restrictions contained in our articles of incorporation.  Our primary source of funds for dividends is the dividends we receive from the Bank; therefore, our ability to declare dividends is highly dependent upon future earnings, financial condition, and results of operation of the Bank as well as applicable legal restrictions on the Bank’s ability to pay dividends and other relevant factors. The Bank currently has the ability to declare dividends to us without prior approval of our primary regulators. However, the Bank’s ability to pay dividends to us will be prohibited if the result would cause the Bank’s regulatory capital to fall below minimum requirements.  Additionally, dividends to us cannot exceed a total of the Bank’s current year and prior two years’ earnings, net of dividends paid to us in those years.

Pursuant to the terms of the agreements between us and the Treasury governing the CPP Transaction, we may not declare or pay any dividend or make any distribution on our common stock other than (i) regular quarterly cash dividends not exceeding an annual aggregate of $0.28 per share; (ii) dividends payable solely in shares of our common stock; and (iii) dividends or distributions of rights of junior stock in connection with a shareholders’ rights plan.  Further, the terms of our trust preferred securities prohibit us from paying dividends on our common stock during any period in which we have deferred interest payments on the trust preferred securities.

Share Repurchases

Pursuant to the terms of the agreements between us and the Treasury governing the CPP Transaction, we are currently prohibited from repurchasing shares of our common stock.  As a result, we did not repurchase any shares of our common stock during the year ended December 31, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, the Company had outstanding stock options granted under our incentive compensation plans, which were approved by the Company’s shareholders.  Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2009, subject to the Company's available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	61,368	$12.26	525,000	1
Equity compensation plans not approved by security holders	-	-	-
Total	61,368	$12.26	525,000

1 Represents shares reserved under 2007 Omnibus Incentive Compensation Plan.  The Board of Directors has suspended additional award grants under this Plan until such time as our shareholders approve an increase in authorized common stock.  A proposal for such increase will be presented at our 2010 Annual Meeting.

The following graph compares the cumulative total return on our common stock over a period beginning December 31, 2004 with (1) the cumulative total return on the stocks included in the Russell 3000 and (2) the cumulative total return on the stocks included in the SNL  Securities, LC (“SNL”) $250M - $500M and the SNL $500M - $1B Bank Index.  The comparison assumes an investment in our common stock on the indices of $100 at December 31, 2004 and assumes that all dividends were reinvested during the applicable period.

MidSouth Bancorp, Inc.
	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
MidSouth Bancorp, Inc.	100.00	111.19	161.96	128.71	71.82	80.03
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88
SNL Bank $250M-$500M	100.00	106.17	110.93	90.16	51.49	47.66
SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.90	58.00

The stock price information shown above is based on historical data and should not be considered indicative of future price performance.

Item 6 – Five Year Summary of Selected Financial Data

	At and For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)

Interest income	$50,041	$55,472	$57,139	$50,235	$38,556
Interest expense	(10,220)	(16,085)	(20,534)	(17,692)	(10,824)
Net interest income	39,821	39,387	36,605	32,543	27,732
Provision for loan losses	(5,450)	(4,555)	(1,175)	(850)	(980)
Noninterest income	15,046	15,128	14,259	12,379	12,286
Noninterest expenses	(44,693)	(43,974)	(38,634)	(33,124)	(29,326)
Earnings before income taxes	4,724	5,986	11,055	10,948	9,712
Income tax expense	(125)	(449)	(2,279)	(2,728)	(2,438)
Net income	$4,599	$5,537	$8,776	$8,220	$7,274
Preferred dividend requirement	(1,175)	-	-	-	-
Net income available to common shareholders	$3,424	$5,537	$8,776	$8,220	$7,274

Basic earnings per common share1	$0.51	$0.84	$1.34	$1.26	$1.13
Diluted earnings per common share1	$0.51	$0.83	$1.32	$1.24	$1.10
Dividends per common share1	$0.28	$0.32	$0.29	$0.22	$0.22

Total loans	$585,042	$608,955	$569,505	$499,046	$442,794
Total assets	972,142	936,815	854,056	805,022	698,814
Total deposits	773,285	766,704	733,517	716,180	624,938
Cash dividends on common stock	1,846	2,120	1,920	1,463	1,425
Long-term obligations	15,465	15,465	15,465	15,465	15,465

Selected ratios:
Loans to assets	60.18%	65.00%	66.68%	61.99%	63.36%
Loans to deposits	75.66%	79.43%	77.64%	69.68%	70.85%
Deposits to assets	79.54%	81.84%	85.89%	88.96%	89.43%
Return on average assets	0.37%	0.60%	1.06%	1.08%	1.13%
Return on average common equity	4.35%	7.79%	13.83%	14.68%	14.24%

  1 On October 23, 2007, the Company paid a 5% stock dividend to common shareholders of record on September 21, 2007.  On October 23, 2006, a 25% stock dividend was paid  to common shareholders of record on September 29, 2006.  On August 19, 2005, a 10% stock dividend was paid to common shareholders of record on July 29, 2005. Per common share data has been adjusted accordingly.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and on its results of operations during 2009, 2008, and 2007.   This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements included in this report. The accounting principles we follow and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  Our most critical accounting policy relates to the allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for loan losses may be required.  See Asset Quality – Allowance for Loan Losses.

Another of our critical accounting policies relates to goodwill and intangible assets.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.

As part of our compensation program, we provide stock-based compensation.  Compliance with accounting for stock-based compensation requires that we make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions.

Given the current instability of the economic environment, it is reasonably possible that the methodology of the assessment of potential loan losses, goodwill impairment, and other fair value measurements could change in the near-term or could result in impairment going forward.

Overview

We are a bank holding company, headquartered in Lafayette, Louisiana, that through our community banking subsidiary, MidSouth Bank, N.A., operated 35 offices in south Louisiana and southeast Texas.  We had approximately $972.1 million in consolidated assets as of December 31, 2009.   We derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Approximately 77.3% of our total deposits are interest-bearing.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.  Our financial performance for the years ended December 31, 2008 and 2009 were, and continue to be, significantly impacted by the disruptions in the national economy and the resulting financial uncertainty that has severely impacted the banking industry.  While we believe our market areas have faired better than the national economy during this most recent economic downturn, the economic uncertainty and difficult real estate markets had an impact on our loan losses, loan demand and our interest rate spread.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

We plan to continue to grow both organically and through acquisitions, including potential expansion into new market areas.  To support our growth, in December 2009, we completed a public offering of approximately 3.1 million shares of our common stock for which we received net proceeds of approximately $37.3 million (including shares issued upon the underwriters exercise of their over-allotment option in January 2010).  As a result of the offering, we were also able to cut in half the number of shares underlying the warrants we issued to the Treasury as part of the CPP Transaction.  We believe our current financial condition, coupled with our scalable operational capabilities will allow us to act upon growth opportunities afforded within the current banking environment.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying or incorporated by reference in this report.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included and incorporated by reference in this report.

Results of Operations

Net income available to common shareholders for the year ended December 31, 2009 totaled $3.4 million compared to $5.5 million for the year ended December 31, 2008, a decrease of $2.1 million, or 38.2%.  Dividends recorded on our Series A Preferred Stock reduced net earnings available to common shareholders by $1,175,000 for the year ended December 31, 2009.  Basic earnings per share were $0.51 and $0.84 for the years ended December 31, 2009 and 2008, respectively.  Diluted earnings per share were $0.51 for the year ended December 31, 2009, compared to $0.83 per share earned for the year ended December 31, 2008.

Total consolidated assets increased $35.3 million, or 3.8%, from $936.8 million at December 31, 2008, to $972.1 million at December 31, 2009.  The increase in assets resulted primarily from our public offering of 2.7 million shares of our common stock at $12.75 per share which closed on December 22, 2009.  We received net proceeds of approximately $32.4 million.  Subsequent to December 31, 2009, the underwriters exercised the over-allotment option granted to them in the offering, resulting in the issuance of an additional 405,000 shares and net proceeds of approximately $4.9 million.  We plan to use the net proceeds from the offering for general corporate purposes including, as discussed above, potential acquisition opportunities. The additional capital increased our leverage capital ratio from 8.38% at December 31, 2008 to 13.95% at December 31, 2009.  Tier 1 risk weighted capital and total risk weighted capital ratios were 19.34% and 20.54% at December 31, 2009, compared to 11.04% and 12.16% at December 31, 2008, respectively.  Return on average common equity was 4.35% for 2009 compared to 7.79% for 2008.  Return on average assets was 0.37% compared to 0.60% for the same periods, respectively.  Deposits totaled $773.3 million as of December 31, 2009, an increase of $6.6 million, compared to $766.7 million on December 31, 2008.  Total loans were $585.0 million, a decrease of $24.0 million, or 3.9%, from the $609.0 million reported as of December 31, 2008.  Loans decreased throughout 2009 as commercial customers used cash flows to pay down debt and continued economic concerns stemmed loan production in both commercial and retail credits.

Net earnings before dividends on Series A Preferred Stock decreased $938,000, from $5.5 million at December 31, 2008 to $4.6 million at December 31, 2009, primarily due to a $895,000 increase in our provision for loan losses.  The increase in provision expense was primarily driven by a $2.6 million increase in net charge-offs in 2009, which included $1.8 million charged-off on a national participation credit.  Although our total loans decreased, net interest income increased $434,000 as deposit rate reductions throughout 2009 lowered interest expense and offset the decreased interest income from earning assets.

Non-interest income decreased $82,000 in annual comparison.  Increases of $327,000 in ATM and debit card income and $124,000 in service charges on deposit accounts were partially offset by a $533,000 decrease in other noninterest income.  The $533,000 decrease resulted primarily from a $178,000 impairment charge on an equity security, a $120,000 decrease in income from a third party investment advisory firm and a $131,000 one-time payment recorded in other non-interest income in 2008.  The one-time payment resulted from VISA’s mandatory redemption of a portion of its Class B shares outstanding in connection with its initial public offering.

Non-interest expense increased $719,000 in year-to-date comparison.  Salary and benefits costs increased $792,000 and occupancy expenses increased $601,000.  Included in other noninterest expense, a $1,178,000 increase in FDIC premiums was offset by significant decreases of $977,000 in marketing costs, $278,000 in corporate developmentand training expenses, $197,000 in professional fees, and $213,000 in expenses recorded in 2008 related to the data conversion and merger of our former Texas bank charter into our Louisiana charter.  Income tax expense decreased $324,000 due to the effect of certain federal tax credits combined with lower annual pre-tax profits and sustained tax exempt income levels.

Nonaccrual loans totaled $16.2 million as of December 31, 2009, compared to $9.4 million as of December 31, 2008.  Of the $16.2 million at December 31, 2009, $12.2 million, or 75.1%, represented two large commercial real estate loan relationships in the Baton Rouge market.  Loans past due 90 days or more and still accruing totaled $0.4 million at December 31, 2009, a decrease of $600,000 from the $1.0 million reported for December 31, 2008.  Total nonperforming assets to total assets were 1.79% at December 31, 2009, compared to 1.17% at December 31, 2008.

Allowance coverage for nonperforming loans was 48.28% at December 31, 2009, compared to 73.22% at December 31, 2008.  Excluding the effect of the two large commercial real estate loans in the Baton Rouge market, allowance coverage for nonperforming loans was 158.37% at December 31, 2009 and 342.88% at December 31, 2008.  Year-to-date net charge-offs were 0.86% of total loans as of December 31, 2009 compared to 0.40% as of December 31, 2008.  The ALLL/total loans ratio was 1.37% at December 31, 2009 compared to 1.25% at December 31, 2008.

Table 1
Summary of Return on Equity and Assets
	2009	2008	2007
Return on average assets	0.37%	0.60%	1.06%
Return on average common equity	4.35%	7.79%	13.83%
Dividend payout ratio on common stock	54.90%	38.55%	21.97%
Average equity to average assets	10.43%	7.75%	7.69%

Earnings Analysis

Net Interest Income
Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.88%, 4.93%, and 5.10% for the years ended December 31, 2009, 2008, and 2007, respectively.  Tables 2 and 3 analyze the changes in net interest income in the years ended December 31, 2009, 2008, and 2007.

During 2009, securities in our investment portfolio that have matured have generally been replaced by new securities that, as a result of the current interest rate environment, pay us a lower yield compared to the matured securities they are replacing. As a result, during 2009 we experienced some contraction in our net interest margin and expect to continue to experience additional contraction into 2010.  However, because of our base of core deposits described below under “Funding Sources – Deposits,” we expect our net interest margin to remain strong.

Table 2
Consolidated Average Balances, Interest, and Rates (in thousands)
	Year Ended December 31,
	2009			2008			2007
	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate
Assets
Investment securities1
Taxable	$101,556	$3,905	3.85%	$97,363	$4,381	4.50%	$85,999	$4,089	4.75%
Tax exempt2	115,176	6,159	5.35%	112,801	6,100	5.41%	110,256	5,846	5.30%
Other investments	4,445	130	2.92%	4,172	136	3.26%	3,533	156	4.42%
Total investments	221,177	10,194	4.61%	214,336	10,617	4.95%	199,788	10,091	5.05%
Federal funds sold	17,617	37	0.21%	29,406	669	2.24%	15,554	788	5.00%
Loans
Commercial and real estate	483,626	31,992	6.62%	461,382	35,404	7.67%	426,038	38,314	8.99%
Installment	109,963	9,349	8.50%	113,973	10,128	8.89%	109,688	9,651	8.80%
Total loans3	593,589	41,341	6.96%	575,355	45,532	7.91%	535,726	47,965	8.95%
Other earning assets	20,222	275	1.34%	15,892	447	2.81%	118	7	5.93%
Total earning assets	852,605	51,847	6.08%	834,989	57,265	6.86%	751,186	58,851	7.83%
Allowance for loan losses	(7,650)			(5,910)			(5,079)
Nonearning assets	89,579			88,808			79,327
Total assets	$934,534			$917,887			$825,434

Liabilities and shareholders’ equity
NOW, money market, and savings	$439,655	$4,632	1.05%	$453,531	$7,958	1.75%	$419,983	$13,017	3.10%
Time deposits	141,159	3,471	2.46%	146,272	5,952	4.07%	121,238	5,089	4.20%
Total interest-bearing deposits	580,814	8,103	1.40%	599,803	13,910	2.32%	541,221	18,106	3.35%
Borrowings:
Securities sold under agreements to repurchase and federal funds purchased	44,940	1,075	2.39%	35,999	875	2.39%	13,880	531	3.77%
FHLB advances	-	-	-	452	16	3.48%	8,309	500	5.94%
Federal Reserve discount window	4,625	23	0.50%	4,491	65	1.45%	-	-	-
Total borrowings	49,565	1,098	2.22%	40,942	956	2.30%	22,189	1,031	4.58%
Junior subordinated debentures	15,465	1,019	6.50%	15,465	1,219	7.75%	15,465	1,397	8.91%
Total interest-bearing liabilities	645,844	10,220	1.58%	656,210	16,085	2.45%	578,875	20,534	3.55%
Demand deposits	185,757			185,113			178,933
Other liabilities	5,468			5,466			4,158
Shareholders’ equity	97,465			71,098			63,468
Total liabilities and shareholders’ equity	$934,534			$917,887			$825,434

Net interest income and net interest spread		$41,627	4.50%		$41,180	4.41%		$38,317	4.28%
Net yield on interest-earning assets			4.88%			4.93%			5.10%

 1 Securities classified as available-for-sale are included in average balances and interest income figures and reflect interest earned on such securities.
 2 Interest income of $1,806,000 for 2009, $1,792,000 for 2008, and $1,712,000 for 2007 is added to interest earned on tax-exempt obligations to reflect tax-equivalent yields using a 34% tax rate.
3 Interest income includes loan fees of $3,184,000 for 2009, $3,801,000 for 2008, and $3,352,000 for 2007.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3
Changes in Taxable-Equivalent Net Interest Income (in thousands)
	2009 Compared to 2008			2008 Compared to 2007
	Total Increase	Change Attributable to		Total Increase	Change Attributable to
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment securities and interest-bearing deposits
Taxable	$(476)	$183	$(659)	$292	$519	$(227)
Tax-exempt	59	127	(68)	254	137	117
Other investments	(6)	9	(15)	(20)	25	(45)
Federal funds sold	(632)	(192)	(440)	(119)	468	(587)
Loans, including fees	(4,191)	1,407	(5,598)	(2,433)	3,387	(5,820)
Other earning assets	(172)	102	(274)	440	444	(4)
Total	(5,418)	1,636	(7,054)	(1,586)	4,980	(6,566)

Interest paid on:
Interest-bearing deposits	(5,807)	(428)	(5,379)	(4,196)	1,804	(6,000)
Securities sold under agreements to repurchase and federal funds purchased	200	214	(14)	344	657	(313)
FHLB Advances	(16)	(16)	-	(484)	(366)	(118)
Federal Reserve discount window	(42)	2	(44)	65	33	32
Junior subordinated debentures	(200)	-	(200)	(178)	-	(178)
Total	(5,865)	(228)	(5,637)	(4,449)	2,128	(6,577)
Taxable-equivalent net interest income	$447	$1,864	$(1,417)	$2,863	$2,852	$11

NOTE:  Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Net interest income on a taxable-equivalent basis increased $447,000 for 2009 over 2008 and $2.9 million for 2008 over 2007.  The $447,000 increase in taxable-equivalent net interest income resulted primarily from a $5.9 million decrease in interest expense on interest-bearing liabilities, offset by a $5.4 million decrease in taxable-equivalent interest income on earning assets.  Interest expense on interest-bearing liabilities decreased primarily due to a 92 basis point decrease in the average rate paid on interest-bearing deposits, from 2.32% at December 31, 2008 to 1.40% at December 31, 2009.  Additionally, the average volume of interest bearing deposits declined $19.0 million, from $599.8 million at December 31, 2008 to $580.8 million at December 31, 2009.  Increased interest expense on securities sold under agreements to repurchase in 2009, due to an $8.9 million increase in average volume, was offset by a decrease in interest expense due to rate reductions on borrowings and the junior subordinated debentures.

A 78 basis points decrease in the average yield on earning assets, from 6.86% at December 31, 2008 to 6.08% at December 31, 2009, offset a $17.6 million, or 2.1%, increase in the average volume of earning assets, from $835.0 million at December 31, 2008, to $852.6 million at December 31, 2009, to net a $5.4 million decrease in taxable-equivalent interest income.  Average loan yields decreased 95 basis points, from 7.91% at December 31, 2008, to 6.96% at December 31, 2009, primarily due to maturing and repricing loans adjusting to lower rates of interest in the current environment.  An increase in loan volume of $18.2 million, or 3.2%, partially offset the decrease in rates and resulted in a $4.2 million decrease in interest earned on loans for 2009.  Taxable-equivalent yields also fell 34 basis points on investment securities, from 4.95% at December 31, 2008 to 4.61% at December 31, 2009, as new purchases were added at much lower rates in 2009.

In 2008, net interest income on a taxable-equivalent basis increased $2.9 million over 2007, primarily due to an $83.8 million increase in average earning assets, from $751.2 million at December 31, 2007, to $835.0 million at December 31, 2008.  The yield on average earning assets decreased 97 basis points, from 7.83% to 6.86% in annual comparison.  Average loan yields decreased 104 basis points, from 8.95% at December 31, 2007, to 7.91% at December 31, 2008, primarily due to the Company’s variable rate loans that adjusted with Prime.  The Prime rate decreased 400 basis points during 2008, from 7.25% to 3.25% at year end.  An increase in loan volume of $39.6 million, or 7.4%, partially offset the decrease in rates and resulted in a $2.4 million decrease in interest earned on loans for 2008.  Rate decreases on earning assets offset volume increases and resulted in a decrease of $1.6 million in taxable-equivalent interest income.  The $1.6 million decrease was offset by a $4.4 million decrease in interest paid on interest-bearing liabilities.  Interest paid on average interest-bearing deposits decreased $4.2 million due to a 103 basis point decrease in the average rate from 3.35% at December 31, 2007 to 2.32% at December 31, 2008.  The decrease in average cost of deposits was partially offset by a $58.6 million increase in average interest-bearing deposit volume.  The cost of total interest-bearing liabilities decreased 110 basis points from 3.55% at December 31, 2007 to 2.45% at December 31, 2008.

Noninterest Income
Noninterest income totaled $15.2 million at December 31, 2009, compared to $15.1 million at December 31, 2008 and $14.3 million at December 31, 2007.  Service charges and fees on deposit accounts represent the primary source of noninterest income for the Company.  Income from service charges and fees on deposit accounts, including insufficient funds fees (“NSF” fees), increased $124,000 in 2009 compared to a $384,000 increase in 2008.  Beginning in 2010, we expect recent changes that, once implemented, will allow customers to opt out of debit transactions that would result in insufficient funds in their accounts.  We expect these changes will have a material impact on our insufficient funds fees.  Income on ATM and debit card transactions increased $327,000 in 2009 and $635,000 in 2008 as the result of an increase in electronic transactions processed.  Other noninterest income decreased $355,000 in 2009 and $150,000 in 2008.  The $355,000 decrease in 2009 resulted primarily from a $178,000 impairment charge on an equity security, a $120,000 decrease in income from a third party investment advisory firm, and a $131,000 one-time payment recorded in other non-interest income in 2008.  The one-time payment resulted from VISA’s mandatory redemption of a portion of its Class B shares outstanding in connection with its initial public offering.  The $131,000 one-time payment recorded in 2008 partially offset a $205,000 decrease in mortgage processing fee income in 2008.

Noninterest Expense
Total noninterest expense increased 2.0%, or $0.9 million, from 2008 to 2009, and 13.8%, or $5.3 million, from 2007 to 2008.  Salaries and employee benefits increased $0.8 million, or 3.8%, in 2009 and the total of full-time equivalent (“FTE”) employees was 416, a decrease of 3 employees from 419 FTE employees at year-end 2008.  Salary and benefit costs increased in 2009 primarily due to a $570,000 increase in group health insurance costs.  Salaries and employee benefits increased $1.0 million, or 5.0%, in 2008, primarily due to annual salary adjustments and an increase of 9 employees over the 410 FTE employees at year-end 2007.

Occupancy expenses increased $601,000 in 2009 and $1,810,000 in 2008.  The $601,000 increase in 2009 resulted primarily from a $123,000 increase in lease expense and a $353,000 increase in depreciation expense primarily as a result of the 2008 renovation of our corporate headquarters.  The $1,810,000 increase in occupancy expense in 2008 resulted primarily from a full year of increased operating costs on four new facilities and three replacement facilities completed in 2007 and the corporate headquarters renovation.  The increased operating costs primarily included $616,000 in depreciation expense, $369,000 in lease expense, and $377,000 in maintenance costs.  Premises and equipment additions and leasehold improvements totaled approximately $1.8 million, $4.8 million, and $11.3 million for the years 2009, 2008, and 2007, respectively.

ATM and debit card processing fees decreased $121,000 in 2009 primarily due to a $160,000 reduction in fraud losses on transactions.  Processing fees increased $268,000 in 2008 due to a higher volume of transactions processed.  Total other noninterest expense decreased $375,000 in 2009 and increased $2.3 million in 2008.  Efforts to reduce controllable expenses in 2009 resulted in significant reductions in marketing costs ($974,000), professional fees ($309,000), corporate development ($123,000), training expenses ($155,000), and other noninterest expense categories.  These noninterest expense reductions offset increased FDIC premiums of $1,178,000, or a 232.8% increase over the $506,000 in premiums expensed in 2008.  In 2007, we qualified for a one-time credit totaling approximately $240,000, which reduced FDIC premiums to $157,000 in that year and resulted in a $349,000 increase in premiums in 2008.

Contributing to the $2.3 million increase in other noninterest expense in 2008 compared to 2007, marketing and corporate development expenses increased $646,000 due to promotions related to franchise growth.  Professional fees increased $410,000 primarily due to consulting fees related to external assistance with corporate strategic initiatives and certain finance and operations related projects.  Data processing expenses increased $287,000 primarily due to the merger of our two bank charters in the first quarter of 2008.

Income Taxes
Income tax expense decreased by $324,000 in 2009 and $1,830,000 in 2008 and approximated 3% and 8% of income before taxes in 2009 and 2008, respectively.  For 2009, the lower effective tax rate was due to the lower pretax income which resulted in a larger impact by the nontaxable municipal interest on the statutory tax rate than in 2008. Additionally, the lower tax rates for 2009 and 2008 resulted from recognition of the Work Opportunity Tax Credit under the Katrina Emergency Tax Relief Act of 2005, which reduced income tax expense by $108,000 in 2009 and $225,000 in 2008.  The notes to the consolidated financial statements provide additional information regarding income tax considerations.

Balance Sheet Analysis

Investment Securities
Total investment securities increased $42.4 million in 2009, from $232.4 million in 2008 to $274.9 million at December 31, 2009.  The increase resulted primarily from the purchase of approximately $52.4 million in short-term agency securities in December 2009 with excess overnight funds and proceeds from our capital stock offering.  Average duration of the portfolio was 3.27 years as of December 31, 2009 and the average taxable-equivalent yield was 4.61%.  For the year ended December 31, 2008, average duration of the portfolio was 3.92 years and the average taxable-equivalent yield was 4.95%.  Unrealized net gains before tax effect in the securities available-for-sale portfolio were $5.9 million at December 31, 2009, compared to unrealized net gain before tax effect of $2.6 million at December 31, 2008.  These amounts result from interest rate fluctuations.

At December 31, 2009, approximately $51.9 million, or 19.1%, of the securities available-for-sale portfolio represented mortgage-backed securities and CMOs.  All of the mortgage-backed securities and CMOs are government agency sponsored with the exception of two privately issued CMOs with a current market value of $141,000.  Risk due to changes in interest rates on mortgage-backed pools is monitored by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security.  CMOs totaled $36.3 million and represented pools that each had a book value of less than 10% of shareholders' equity at December 31, 2009.  All CMOs held in the portfolio are bank-qualified and not considered “high-risk” securities under the Federal Financial Institutions Examination Council (“FFIEC”) tests.  We do not own any “high-risk” securities as defined by the FFIEC.  An additional 37.7% of the available-for-sale portfolio consisted of U.S. Agency securities, while municipal and other securities represented 43.1% and 0.1% of the portfolio, respectively.  A detailed credit analysis on each municipal offering is reviewed prior to purchase by our investment advisory firm.  In addition, we limit the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the nontaxable municipal securities portfolio.  The held-to-maturity portfolio consisted of $2.6 million in nontaxable and $0.4 million in taxable municipal securities.  We retain the services of a qualified investment advisory firm that manages the securities portfolio and monitors the credit quality of bonds held in the portfolio.

Table 4 Composition of Investment Securities December 31 (in thousands)
	2009	2008	2007	2006	2005
Available-for-sale securities
U. S. Treasuries	$-	$-	$-	$1,986	$1,966
U. S. Agencies	102,523	39,747	45,229	51,280	38,499
Obligations of state and political subdivisions	117,301	118,613	100,966	95,676	61,534
GSE mortgage-backed securities	15,634	19,661	24,250	29,888	33,715
Collateralized mortgage obligations	36,278	47,829	10,797	854	1,086
Corporate securities	-	-	-	990	2,629
Financial institution equity security	72	94	210	-	-
Total available-for-sale securities	$271,808	$225,944	$181,452	$180,674	$139,429

Held-to-maturity securities
Obligations of state and political subdivisions	$3,043	$6,490	$10,746	$15,901	$19,611
Total held-to-maturity securities	$3,043	$6,490	$10,746	$15,901	$19,611

Total investment securities	$274,851	$232,434	$192,198	$196,575	$159,040

Table 5 Investment Securities Portfolio Maturities and Average Taxable-Equivalent Yields For the Year Ended December 31, 2009 (dollars in thousands)
	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Securities available-for-sale:
U.S. Treasury and U.S. Agency securities	$-	-	$102,523	1.59%	$-	-	$-	-	$102,523
Obligations of state and political subdivisions	4,778	6.09%	45,270	4.91%	49,091	5.50%	18,162	5.63%	117,301
GSE mortgage-backs and CMOs	11	6.82%	792	4.80%	871	4.57%	50,238	4.99%	51,912
Financial institution equity security	-	-	-	-	-	-	72	1.17%	72
Total fair value	$4,789		$148,585		$49,962		$68,472		$271,808

	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Obligations of state and political subdivisions	$1,205	7.82%	$1,838	6.96%	$-	-	$-	-	$3,043

Loan Portfolio
The loan portfolio totaled $585.0 million at December 31, 2009, down 3.9%, or $24.0 million, from $609.0 million at December 31, 2008.  Loans decreased as commercial customers used cash flows to pay down debt and continued economic concerns stemmed loan production in both commercial and retail credits. In 2008, loans grew 6.9%, or $39.5 million.  Of the $39.5 million growth in 2008, $18.3 million was in real estate loans secured by mortgages.  The real estate loan growth consisted primarily of commercial credits that have ten to fifteen year amortization terms with rates fixed primarily for three years, but up to five years.  We believe the short-term structure of these real estate mortgage credits allows greater flexibility in controlling interest rate risk.  The commercial portfolio, including financial and agricultural loans, decreased $17.7 million in 2009.  The installment loan portfolio decreased $10.4 million in 2009.   Total real estate construction loans decreased $25.8 million, a portion of which reflected interim construction loan balances converted to permanent financing within the real estate mortgage loan portfolio, which increased $30.6 million.

The loan portfolio at December 31, 2009 consisted of approximately 53% in fixed rate loans, with the majority maturing within five years.  Approximately 47% of the portfolio earns a variable rate of interest, the greater majority of which adjusts to changes in the Prime rate and a smaller portion that adjusts on a scheduled repricing date.  The mix of variable and fixed rate loans provides some protection from changes in market rates of interest.

Table 6 Composition of Loans
December 31 (in thousands)
	2009	2008	2007	2006	2005
Commercial, financial, and agricultural	$192,347	$210,058	$190,946	$155,098	$153,737
Lease financing receivable	7,589	8,058	8,089	7,902	6,108
Real estate - mortgage	265,175	234,588	216,305	192,583	170,895
Real estate - construction	39,544	65,327	65,448	64,126	39,202
Installment loans to individuals	79,476	89,901	87,775	78,613	72,230
Other	911	1,023	942	724	622
Total loans	$585,042	$608,955	$569,505	$499,046	$442,794

NOTE:  The December 31, 2007 loan composition reflects a reclassification in real estate – construction, real estate – mortgage, and commercial, financial, and agricultural loans.

Table 7
Loan Maturities and Sensitivity to Interest Rates For the Year Ended December 31, 2009 (in thousands)
	Fixed and Variable Rate Loans at Stated Maturities				Amounts Over One Year With
	1 Year or Less	1 Year – 5 Years	Over 5 years	Total	Predetermined Rates	Floating Rates	Total
Commercial, financial, and agricultural	$79,909	$90,355	$22,083	$192,347	$74,452	$37,986	$112,438
Lease financing receivables	269	7,223	97	7,589	7,320	-	7,320
Real estate - mortgage	23,346	93,021	148,808	265,175	104,375	137,454	241,829
Real estate - construction	26,603	8,882	4,059	39,544	7,727	5,214	12,941
Installment loans to individuals	18,430	59,681	1,365	79,476	57,545	3,501	61,046
Other	911	-	-	911	-	-	-
Total	$149,468	$259,162	$176,412	$585,042	$251,419	$184,155	$435,574

We have maintained our credit policy and underwriting procedures and have not relaxed these procedures to stimulate loan growth.  Completed loan applications, credit bureau reports, financial statements, and a committee approval process remain a part of credit decisions.  Documentation of the loan decision process is required on each credit application, whether approved or denied, to insure thorough and consistent procedures.

Asset Quality
Credit Risk Management
We manage credit risk by observing written, board approved policies that govern all underwriting activities.  The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, Bank concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At December 31, 2009, we identified two industry segment concentrations that aggregate more than 10% of our loan portfolio.  The oil and gas industry, including related service and manufacturing industries, totaled approximately $117.5 million, or 20.1% and the commercial real estate segment, the majority of which is owner-occupied real estate, represented approximately $90.7 million, or 15.5%, of the total loan portfolio.

Nonperforming Assets
Table 8 contains information about nonperforming assets, including loans past due 90 days or greater (“90 days or >”) and still accruing.

Table 8 Asset Quality Information December 31 (in thousands)
	2009	2008	2007	2006	2005
Loans on nonaccrual	$16,183	$9,355	$1,602	$1,793	$660
Loans past due 90 days or >	378	1,005	980	98	2,510
Total nonperforming loans	16,561	10,360	2,582	1,891	3,170
Other real estate owned, net	792	329	143	368	98
Other assets repossessed	51	306	280	55	176
Total nonperforming assets	$17,404	$10,995	$3,005	$2,314	$3,444

Nonperforming loans to total loans	2.83%	1.70%	0.45%	0.38%	0.72%
Nonperforming assets to total assets	1.79%	1.17%	0.35%	0.29%	0.49%
Allowance as a percentage of nonperforming loans	48.28%	73.22%	217.35%	263.19%	137.38%

Nonperforming assets, including loans past due, totaled $17.4 million at December 31, 2009 and $11.0 million at December 31, 2008.  The increase in nonperforming assets in 2009 and 2008 resulted primarily from two large commercial loans in the Baton Rouge market secured by real estate.  The first loan was placed on nonaccrual status in 2008 and is an $8.3 million commercial real estate loan in the Baton Rouge market which primarily funded construction of a condominium complex.  As part of a work-out plan, the units are now being leased as apartments, with 57% of the units under lease agreements as of December 31, 2009.  The second loan was placed on nonaccrual status in 2009 and is a $3.9 million national participation loan.  In the fourth quarter of 2009, an additional $300,000 was charged off on the loan, bringing the total charged off in 2009 to $1.8 million.  The loan will be a long term work-out based on actions taken by the lead bank.

Allowance coverage for nonperforming loans was 48.28% at December 31, 2009, compared to 73.22% at December 31, 2008.  Excluding the effect of the two large commercial real estate loans in the Baton Rouge market, allowance coverage for nonperforming loans was 158.37% at December 31, 2009 and 342.88% at December 31, 2008.  Year-to-date net charge-offs were 0.86% of total loans as of December 31, 2009 compared to 0.40% as of December 31,

2008.    The increased charge-off activity in the loan portfolio is reflective of the current economic environment.  The ALLL/total loans ratio was 1.37% at December 31, 2009 compared to 1.25% at December 31, 2008.

Consumer and commercial loans are placed on nonaccrual status when principal or interest is 90 days past due, or sooner if the full collectibility of principal or interest is doubtful, except if the underlying collateral fully supports both the principal and accrued interest and the loan is in the process of collection.  Our policies provide that retail (consumer) loans that become 120 days delinquent be routinely charged off.  Loans classified for regulatory purposes but not included in Table 8 do not represent material amounts that we have serious doubts as to the ability of the borrower to comply with loan repayment terms.

Allowance for Loan Losses
Provisions totaling $5,450,000, $4,555,000, and $1,175,000, for the years 2009, 2008, and 2007, respectively, were considered necessary to bring the allowance for loan losses to a level we believe sufficient to cover probable losses in the loan portfolio.  Table 9 analyzes activity in the allowance for 2009, 2008, 2007, 2006, and 2005.

Table 9
Summary of Loan Loss Experience (in thousands)
	2009	2008	2007	2006	2005
Balance at beginning of year	$7,586	$5,612	$4,977	$4,355	$3,851

Charge-offs:
Commercial, financial, and agricultural	1,147	775	150	148	108
Real estate – construction	2,172	428	-	-	-
Real estate – mortgage	442	164	1	-	22
Installment loans to individuals	1,481	1,257	474	393	491
Lease financing receivables	26	-	1	-	-
Other	-	-	-	1	81
Total charge-offs	5,268	2,624	626	542	702

Recoveries:
Commercial, financial, and agricultural	55	35	18	85	102
Real estate – construction	1	-	-	-	-
Real estate – mortgage	2	-	6	63	11
Installment loans to individuals	168	157	55	162	97
Lease financing receivables	1	-	6	-	-
Other	-	-	1	4	16
Total recoveries	227	192	86	314	226

Net charge-offs	5,041	2,432	540	228	476
Additions to allowance charged to operating expenses	5,450	4,555	1,175	850	980
Reclassification1	-	(149)	-	-	-

Balance at end of year	$7,995	$7,586	$5,612	$4,977	$4,355

Net charge-offs to average loans	0.86%	0.40%	0.10%	0.05%	0.12%
Year-end allowance to year-end loans	1.37%	1.25%	0.99%	1.00%	0.98%

 In the second quarter of 2008, approximately $149,000 of the allowance for loan loss was identified as a reserve for unfunded loan commitments.  The reserve was classified as a liability in accordance with SFAS No. 5, Accounting for Contingencies, in the same period.

Table 10 Allocation of Loan Loss by Category (dollars in thousands)
	2009		2008		2007		2006		2005
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and real estate	$2,053	33.0	$1,586	35.0	$2,111	34.0	$1,543	31.0	$1,545	35.0
Real estate - construction	2,247	7.0	2,911	11.0	659	11.0	647	13.0	367	9.0
Real estate - mortgage	2,296	45.0	1,999	38.0	1,893	39.0	1,891	38.0	1,698	39.0
Installment loans to individuals	1,378	14.0	1,058	15.0	805	15.0	796	16.0	645	16.0
Lease financing receivables	21	1.0	32	1.0	80	1.0	50	2.0	63	1.0
Other	-	-	-	-	64	-	50	-	37
	$7,995	100.0	$7,586	100.0	$5,612	100.0	$4,977	100.0	$4,355	100.0

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The allowance is comprised of specific reserves assigned to each impaired loan for which probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.

Funding Sources
Deposits
As of December 31, 2009, total deposits increased $6.6 million, or 0.9%, to $773.3 million following an increase of $33.2 million in 2008 to $766.7 million. Noninterest-bearing deposits decreased $24.7 million to $175.2 million and represented 22.7% of total deposits at December 31, 2009, compared to 26.1% at December 31, 2008 and 24.9% at December 31, 2007.  Interest-bearing deposits in money market and savings accounts increased $33.6 million and NOW account deposits increased $17.0 million, primarily in our Platinum money market and checking products which earn competitive rates of interest within our markets.  Time deposits, which are comprised mostly of certificates of deposits (“CDs”), decreased $19.3 million in 2009, as some customers placed maturing CDs in money market and NOW accounts. Typically, CDs earn rates of interest higher than NOW checking and money market products, but given the prevailing low interest rate environment, short-term rates offered on most CDs vary minimally from NOW checking and money market rates.  Customers with higher yielding promotional CD’s maturing in 2009 were offered lowered rates at renewal and generally shifted their deposits to other products.

Core deposits, defined as all deposits other than time deposits of $100,000 or more, remained strong at 91.2% of total deposits in 2009 compared to 89.1% at year-end 2008, and 90.1% at year-end 2007.  Strategically, to manage the net interest margin and core deposit balances, we typically offer low- to mid-market rates on CDs and have no brokered deposits.  Additional information on deposits appears in the tables below and in the notes to the consolidated financial statements.

Table 11
Summary of Average Deposits (in thousands)
	2009		2008		2007
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
Noninterest-bearing demand deposits	$185,757	-	$185,113	-	$178,933	-
Interest-bearing deposits:
Savings, NOW, and money market	439,655	1.05%	453,531	1.75%	419,983	3.10%
Time deposits	141,159	2.46%	146,272	4.07%	121,238	4.20%
Total	$766,571	1.06%	$784,916	1.77%	$720,154	2.51%

Table 12 Maturity Schedule Time Deposits of $100,000 or More (in thousands)
	2009	2008	2007
3 months or less	$31,504	$33,941	$25,026
3 months through 6 months	15,978	24,988	10,162
7 months through 12 months	13,399	15,775	19,881
Over 12 months	7,212	7,818	16,486
Total	$68,093	$82,522	$71,555

Borrowed Funds
As of December 31, 2009, we had securities sold under repurchase agreements totaling $47.1 million and $1.7 million in federal funds purchased.  At December 31, 2008, we had $25.0 million in securities sold under repurchase agreements, $36.0 million in short-term Federal Reserve Discount Window borrowings, and $14.9 million in federal funds purchased.  Cash flows from the loan and investment portfolios during 2009 were used to pay off the Federal Reserve Discount Window borrowings and federal funds purchased.  Retail repurchase agreements, included in securities sold under agreements to repurchase, increased $22.1 million, from $12.5 million at December 31, 2008  to $34.6 million at December 31, 2009, as a few of our commercial deposit relationships with higher account balances were attracted by the competitive rate offered on the product and the additional collateral securing their deposits.

On September 20, 2004, we issued $8,248,000 of unsecured junior subordinated debentures.  The $8.2 million in debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at December 31, 2009 was 2.75%.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

On February 22, 2001, we issued $7,217,000 of unsecured junior subordinated debentures.  The $7.2 million in debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031 and, under certain circumstances, are subject to repayment on February 22, 2011 or thereafter.  Our outstanding debentures currently qualify as Tier 1 capital and are presented in the Consolidated Statements of Condition as Junior subordinated debentures.  Additional information regarding long-term debt is provided in the notes to the consolidated financial statements.

In July of 2007, we entered into a $12.5 million reverse repurchase agreement with Citigroup Markets, Inc. (“CGMI”).  The reverse repurchase agreement provided low cost funding to meet liquidity demands.  Under the terms of the agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2009 was 4.57%.  The repurchase date is scheduled for August 9, 2017; however, the agreement is subject to call by CGMI quarterly.

The ESOP note held by the Bank totaled $217,000 at December 31, 2009.  The ESOP obligation constitutes a reduction of shareholders' equity because the primary source of loan repayment is contributions by the Bank to the ESOP; however, the loan is not guaranteed by the Company.  ESOP borrowings are eliminated from total loans and long-term debt as an intercompany balance in the December 31, 2009 and 2008 consolidated financial statements.

Capital
As described under “Supervision and Regulation,” we are required to maintain certain minimum capital levels for the Company and the Bank.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At December 31, 2009, the Company and the Bank were in compliance with statutory minimum capital requirements.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1capital to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of December 31, 2009, the Company’s leverage ratio was 13.95% as compared to 8.38% at December 31, 2008.  Tier 1 capital to risk weighted assets was 19.34% and 11.04% for 2009 and 2008, respectively.  Total capital to risk weighted assets was 20.54% and 12.16%, respectively, for the same periods.  For regulatory purposes, Tier 1 Capital includes $15.0 million of the junior subordinated debentures issued by the Company.  For financial reporting purposes, these funds are included as a liability under GAAP.  The Bank’s leverage ratio was 10.63% and 8.27% at December 31, 2009 and 2008, respectively.  Our 2009 capital ratios were significantly impacted by our public stock offering completed in December 2009.

The FDIC Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates.  The Bank was classified as “well capitalized” as of December 31, 2009.  No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading Balance Sheet Analysis - Securities, $5,916,000 in unrealized gains on securities available-for-sale, less a deferred tax liability of $2,011,000, was recorded as an addition to shareholders’ equity as of December 31, 2009.  As of December 31, 2008, $2,571,000 in unrealized gains on securities available-for-sale, less a deferred tax liability of $874,000, was recorded as an addition to shareholders' equity.  While the net unrealized loss or gain on securities available-for-sale is required to be reported as a separate component of shareholders' equity, it does not affect operating results or regulatory capital ratios.  The net unrealized gains and losses reported for December 31, 2009 and 2008, however, did affect the equity-to-assets ratio for financial reporting purposes.  The ratio of equity-to-assets was 13.30% at December 31, 2009 and 7.80% at December 31, 2008.

Interest Rate Sensitivity
Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest.  During 2009, we utilized a qualified third party’s model of asset and liability management.  The third party utilizes its own proprietary software to model our assets and liabilities, combined with another qualified third party’s system to analyze the investment portfolio. The model captures data from our internal operating systems and additional information regarding rates and prepayment characteristics to construct an analysis that presents differences in the repricing and maturity characteristics of earning assets and interest-bearing liabilities for selected time periods. The analysis also factors in repricing characteristics and cash flows from payments received on loans and investments.  A consolidated gap analysis is presented in Table 13.  The cumulative one year gap position was approximately ($95.1) million or a negative 9.84% of total assets, at December 31, 2009.

Table 13
Interest Rate Sensitivity and Gap Analysis Table December 31, 2009 (in thousands at book value)
	0-3 MOS	4-12 MO	1-5 YRS	>5YRS	Noninterest-Bearing	Total
Assets
Interest-bearing and time deposits	$509	$21,062	$5,060	$-	$-	$26,631

Investments:
Investment securities	5,755	12,986	158,777	41,006	-	218,524
Mortgage-backed securities	7,862	14,028	22,479	6,042	-	50,411
Loans:
Fixed rate	35,399	85,568	168,000	23,130	-	312,097
Variable/adjustable rate	141,097	23,197	100,795	7,856	-	272,945
Other investments	562	-	-	4,340	-	4,902
Other assets	-	-	-	-	88,711	88,711
Allowance for loan losses	-	-	-	-	(7,995)	(7,995)
Total assets	$191,184	$156,841	$455,111	$82,374	$80,716	$966,226

Liabilities and Shareholders’ Equity
Liabilities:
NOW	$-	$-	$-	$181,652	$-	$181,652
Savings and money market	283,381	-	-		-	283,381
Time deposits	49,076	66,142	17,797	64	-	133,079
Demand deposits	-	-	-	-	175,173	175,173
Other liabilities	44,507	-	-	19,717	3,345	67,569
Shareholders’ equity	-	-	-	-	125,372	125,372
Total liabilities and shareholders’ equity	$376,964	$66,142	$17,797	$201,433	$303,890	$966,226

Repricing/maturity gap
Period	$(185,780)	$90,699	$437,314	$(119,059)	$(223,174)
Cumulative	$(185,780)	$(95,081)	$342,233	$223,174	$-

Cumulative Gap/Total Assets	(19.23)%	(9.84)%	35.42%	23.10%

Net Interest Income at Risk in Year 1

Changes in Interest Rates	Estimated Increase /Decrease in NII at December 31, 2009
Up 200 basis points	(3.18)%
Down 100 basis points	1.86%

The model also uses the gap analysis data in Table 5 and additional information regarding rates and payment characteristics to perform simulation tests.  The tests use market data to perform simulations that measure the impact of changes in interest rates, the yield curve, and interest rate forecasts on net interest income and economic value of equity.  Results of the simulations at December 31, 2009 were within policy guidelines.  Table 13 includes a schedule of the estimated percentage changes in net interest income due to changes in interest rates of –100 and +200 basis points as determined through the rate shock analysis.  The results of the simulations are reviewed quarterly and discussed at Funds Management committee meetings of our Board of Directors.

We do not invest in derivatives and have none in our securities portfolio.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $29.9 million in projected cash flows from securities repayments during 2010 provides an additional source of liquidity.

We also have significant borrowing capacity through secured borrowing lines with the Federal Reserve Bank of Atlanta (“FRB”) and with the FHLB of Dallas, Texas (“FHLB–Dallas”).  As of December 31, 2009, we had no borrowings against securities pledged to the Discount Window at the FRB.  We have the ability to post additional collateral for the Discount Window of approximately $150.8 million if necessary to meet liquidity needs.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $128.0 million at December 31, 2009.  With concerns about the stability of the FHLB system in the current economic environment, we transferred $24.0 million in loan collateral from the FHLB-Dallas in 2009 for pledging under a Borrower-in-Custody (“BIC”) line with the FRB.  Additional unsecured borrowing lines totaling $26.1 million and secured lines totaling $10.0 million are available through other correspondent banks.  These lines have been tested recently to ensure availability and we monitor the stability of our correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity
On December 22, 2009, we closed an underwritten public offering of 2.7 million shares of our common stock at a price of $12.75 per share.  On January 7, 2010, the underwriters of the public offering exercised in full their overallotment option for 405,000 additional shares of our common stock.  Net proceeds from the offering and the exercise of the overallotment option totaled $37.3 million after deducting underwriting discounts and offering expenses.  We plan to use the net proceeds for general corporate purposes including ongoing and anticipated growth, which may include potential acquisition opportunities.

On January 9, 2009, our participation in the CPP of the Treasury offered under the EESA added $20.0 million in liquidity and capital. We distributed the majority of the proceeds to the Bank for the purpose of funding loans.  Some of the proceeds were retained at the Company to meet the 5% dividend requirement on the Series A Preferred Stock issued to the Treasury under the CPP.

As part of the CPP Transaction, we issued the Treasury warrants to purchase 208,768 shares of our common stock at an exercise price of $14.37 per share.  However, as a result of the completion of our public offering in December 2009, the number of shares subject to the warrants held by the Treasury was reduced to 104,384 shares.

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series A Preferred Stock, issued in the CPP transaction, and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001, the terms of which are described in the notes to the consolidated financial statements.  Dividends from the Bank totaling $1,750,000 and $4,000,000 provided additional liquidity for the Company in 2009 and 2008, respectively. As of January 1, 2010, the Bank had the ability to pay dividends to the Company of approximately $10.9 million without prior approval from its primary regulator.  At December 31, 2009, the parent company had approximately $31.1 million of cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company alsohas the ability, subject to market conditions, to issue additional shares of common stock, trust preferred and other securities to provide funds as needed for operations and future growth of the Company.

Dividends
The primary source of cash dividends on the Company's common stock is dividends from the Bank. The Bank has the ability to declare dividends to the Company of up to $10.9 million as of December 31, 2009 without prior approval of primary regulators.  However, the Bank’s ability to pay dividends would be prohibited if the result would cause the Bank’s regulatory capital to fall below minimum requirements.

Cash dividends totaling $1,846,000 and $2,119,000 were declared to common shareholders during 2009 and 2008, respectively.  Pursuant to the terms of the agreements between us and the Treasury governing the CPP Transaction, we may not pay cash dividends on our common stock in excess of $0.28 per share per year.  A special dividend of $0.04 per share was paid in addition to the regular $0.07 per share dividend for the fourth quarter of 2008 to shareholders of record on December 14, 2008.

Off Balance Sheet Arrangements and Other Contractual Obligations
In the normal course of business we use various financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.  Additional information regarding contractual obligations appears in the notes to the consolidated financial statements.  The following table presents significant contractual obligations as of December 31, 2009.

Table 14
Contractual Obligations (in thousands)
	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Time deposits	$133,079	$115,218	$12,726	$5,071	$64
Federal funds purchased	1,700	1,700	-	-	-
Long-term debt obligations	15,465	-	-	-	15,465
Retail Repurchase Agreements	34,559	34,559	-	-	-
Reverse Repurchase Agreements	12,500	-	-	-	12,500
Operating lease obligations	16,601	1,606	2,650	2,533	9,812
Total	$213,904	$153,083	$15,376	$7,604	$37,841

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto, presented herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of operations.  Unlike most industrial companies, nearly all of our assets and liabilities are financial.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. For additional information, see “Funding Sources – Interest Rate Sensitivity.”

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Information regarding market risk appears under the heading Interest Rate Sensitivity under Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations included in this filing.

Item 8 – Financial Statements and Supplementary Data

Consolidated Balance Sheets
December 31, 2009 and 2008
(dollars in thousands)
	2009	2008
Assets
Cash and due from banks, including required reserves of $3,460 and $2,749, respectively	$22,842	$24,753
Interest-bearing deposits in banks	509	33
Time deposits held in banks	26,122	9,023
Securities available-for-sale, at fair value (cost of $265,892 at December 31, 2009 and $223,372 at December 31, 2008)	271,808	225,944
Securities held-to-maturity (estimated fair value of $3,121 at December 31, 2009 and $6,648 at December 31, 2008)	3,043	6,490
Other investments	4,902	4,309
Loans	585,042	608,955
Allowance for loan losses	(7,995)	(7,586)
Loans, net	577,047	601,369
Bank premises and equipment, net	38,737	40,580
Accrued interest receivable	4,808	5,356
Goodwill and intangibles	9,483	9,605
Cash surrender value of life insurance	4,540	4,378
Other assets	8,301	4,975
Total assets	$972,142	$936,815

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$175,173	$199,899
Interest-bearing	598,112	566,805
Total deposits	773,285	766,704
Borrowings	48,759	75,876
Accrued interest payable	765	1,227
Junior subordinated debentures	15,465	15,465
Other liabilities	4,591	4,499
Total liabilities	842,865	863,771

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, 20,000 shares issued and outstanding at December 31, 2009 and none at December 31, 2008	19,211	-
Common stock, $0.10 par value; 10,000,000 shares authorized, 9,488,933 and 6,788,885 issued and 9,318,268 and 6,618,220 outstanding at December 31, 2009 and December 31, 2008, respectively	949	679
Additional paid-in capital	85,263	52,097
Unearned ESOP shares	(217)	(18)
Accumulated other comprehensive income	3,904	1,697
Treasury stock- 170,665 shares at December 31, 2009 and 2008, at cost	(3,544)	(3,544)
Retained earnings	23,711	22,133
Total shareholders’ equity	129,277	73,044
Total liabilities and shareholders’ equity	$972,142	$936,815

See notes to consolidated financial statements.

Consolidated Statements of Earnings
December 31, 2009, 2008, and 2007
(in thousands, except per share data)
	Twelve Months Ended December 31,
	2009	2008	2007
Interest income:
Loans, including fees	$41,342	$45,532	$47,966
Investment securities:
Taxable	4,179	4,827	4,251
Nontaxable	4,353	4,308	4,134
Other interest income	167	805	788
Total interest income	50,041	55,472	57,139

Interest expense:
Deposits	8,103	13,910	18,106
Borrowings	1,098	956	1,031
Junior subordinated debentures	1,019	1,219	1,397
Total interest expense	10,220	16,085	20,534

Net interest income	39,821	39,387	36,605
Provision for loan losses	5,450	4,555	1,175
Net interest income after provision for loan losses	34,371	34,832	35,430

Noninterest income:
Service charges on deposit accounts	10,389	10,265	9,881
ATM and debit card income	3,066	2,739	2,104
Other charges and fees	1,591	2,124	2,274
Total noninterest income	15,046	15,128	14,259

Noninterest expenses:
Salaries and employee benefits	21,743	20,951	19,946
Occupancy expense	9,288	8,687	6,877
ATM and debit card expense	1,230	1,351	1,083
Other	12,432	12,985	10,728
Total noninterest expense	44,693	43,974	38,634

Earnings before income taxes	4,724	5,986	11,055
Income tax expense	125	449	2,279
Net earnings	$4,599	$5,537	$8,776
Dividends on preferred stock	1,175	-	-
Net earnings available to common shareholders	$3,424	$5,537	$8,776

Earnings per common share:
Basic	$0.51	$0.84	$1.34
Diluted	$0.51	$0.83	$1.32

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
December 31, 2009, 2008 and 2007
(in thousands)
	2009	2008	2007
Net earnings	$4,599	$5,537	$8,776
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the year net of income tax expense of $1,197, $456, and $861 respectively	2,324	884	1,671
Reclassification adjustment for impairment loss, net of income tax benefit of $61, for the year ended December 31, 2009	(117)	-	-
Total other comprehensive income	2,207	884	1,671
Total comprehensive income	$6,806	$6,421	$10,447

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
December 31, 2009, 2008 and 2007
(in thousands, except share and per share data)
	Preferred Stock		Common Stock		Surplus	ESOP Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2006	-	-	6,355,946	$636	$42,907	$(252)	$(858)	$(2,518)	$19,828	$59,743
Dividends on common stock - $0.29 per share	-	-	-	-	-	-	-	-	(1,920)	(1,920)
Stock dividend of 5% per common share, including, cash paid for fractional shares	-	-	317,266	32	7,810	-	-	-	(7,854)	(12)
Exercise of stock options	-	-	49,781	4	266	-	-	-	-	270
Tax benefit resulting from exercise of stock options	-	-	-	-	138	-	-	-	-	138
Purchase of treasury stock, 27,871 shares	-	-	-	-	-	-	-	(522)	-	(522)
Net earnings	-	-	-	-	-	-	-	-	8,776	8,776
ESOP compensation expense	-	-	-	-	110	119	-	-	-	229
Stock option expense	-	-	-	-	96	-	-	-	-	96
Change in accumulated other comprehensive income	-	-	-	-	-	-	1,671	-	-	1,671
Balance December 31, 2007	-	-	6,722,993	672	51,327	(133)	813	(3,040)	18,830	68,469
Cumulative effect adjustment for the adoption of EITF 06-4	-	-	-	-	-	-	-	-	(115)	(115)
Dividends on common stock - $0.32 per share	-	-	-	-	-	-	-	-	(2,119)	(2,119)
Exercise of stock options	-	-	65,892	7	469	-	-	-	-	476
Tax benefit resulting from exercise of stock options	-	-	-	-	204	-	-	-	-	204
Purchase of treasury stock, 23,837 shares	-	-	-	-	-	-	-	(504)	-	(504)
Net earnings	-	-	-	-	-	-	-	-	5,537	5,537
ESOP compensation expense	-	-	-	-	28	115	-	-	-	143
Stock option expense	-	-	-	-	69	-	-	-	-	69
Change in accumulated other comprehensive income	-	-	-	-	-	-	884	-	-	884
Balance December 31, 2008	-	-	6,788,885	679	52,097	(18)	1,697	(3,544)	22,133	73,044
Net earnings	-	-	-	-	-	-	-	-	4,599	4,599
Issuance of common stock, net of offering expenses	-		2,700,000	270	32,178	-	-	-	-	32,448
Issuance of series A cumulative preferred stock and common stock warrants, net of costs of issuance	20,000	19,014	-	-	940	-	-	-	-	19,954
Dividends on preferred stock and accretion of common stock warrants	-	197	-	-	-	-	-	-	(1,175)	(978)
Dividends on common stock - $0.28 per share	-	-	-	-	-	-	-	-	(1,846)	(1,846)
Exercise of stock options	-	-	48	-	-	-	-	-	-	-
Tax benefit resulting from exercise of stock options, net adjustment	-	-	-	-	(3)	-	-	-	-	(3)
ESOP compensation expense	-	-	-	-	31	(199)	-	-	-	(168)
Stock option expense	-	-	-	-	20	-	-	-	-	20
Change in accumulated other comprehensive income	-	-	-	-	-	-	2,207	-	-	2,207
Balance December 31, 2009	20,000	$19,211	9,488,933	$949	$85,263	$(217)	$3,904	$(3,544)	$23,711	$129,277

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
December 31, 2009, 2008, and 2007
(in thousands)
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$4,599	$5,537	$8,776
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,708	3,381	2,808
Provision for loan losses	5,450	4,555	1,175
Deferred income taxes	(541)	30	1,232
Amortization of premiums on securities, net	970	380	555
Net loss on sale of other real estate owned	55	-	28
Loss on sale of equipment	18	188	26
Loss on impairment of equity security	178	-	-
Stock option compensation expense	20	69	96
Change in accrued interest receivable	548	393	(257)
Change in accrued interest payable	(462)	(87)	117
Change in other assets and liabilities, net	(3,280)	(1,442)	(32)
Net cash provided by operating activities	11,263	13,004	14,524
Cash flows from investing activities:
Net increase in interest-earning time deposits	(17,099)	(9,023)	-
Proceeds from maturities and calls of investment securities available-for-sale	77,703	52,593	28,978
Proceeds from maturities of investment securities held-to-maturity	3,453	4,269	5,166
Purchases of investment securities available-for-sale	(121,369)	(96,134)	(27,793)
Proceeds from redemption of other investments	600	1,468	1,169
Purchases of other investments	(1,201)	(1,762)	(2,685)
Net change in loans	17,603	(42,430)	(71,134)
Purchases of premises and equipment	(1,770)	(4,777)	(11,325)
Proceeds from sale of premises and equipment	9	12	69
Proceeds from sales of other real estate owned	477	282	449
Net cash used in investing activities	(41,594)	(95,502)	(77,106)
Cash flows from financing activities:
Change in deposits	6,581	33,187	17,337
Change in repurchase agreements	22,083	(1,341)	21,842
Change in federal funds purchased	(13,200)	14,900	-
Proceeds from FHLB advances	-	19,100	412,869
Repayments of FHLB advances	-	(23,500)	(414,119)
Net proceeds from the issuance of preferred stock and related common stock warrants	19,954	-	-
Net proceeds from the issuance of common stock	32,448	-	-
Change in Federal Reserve Discount Window borrowings	(36,000)	36,000	-
Purchase of treasury stock	-	(504)	(522)
Proceeds from exercise of stock options	-	476	271
Tax benefit due to exercise of stock options	(3)	205	138
Payment of dividends on preferred stock	(850)	-	-
Payment of dividends on common stock	(2,117)	(2,112)	(1,753)
Cash paid for fractional shares	-	-	(12)
Net cash provided by financing activities	28,896	76,411	36,051
Net decrease in cash and cash equivalents	(1,435)	(6,087)	(26,531)
Cash and cash equivalents, beginning of year	24,786	30,873	57,404
Cash and cash equivalents, end of year	$23,351	$24,786	$30,873

Supplemental cash flow information:
Interest paid	$10,684	$16,172	$20,417
Income taxes paid	$1,045	$552	$850
Noncash investing and financing activities:
Accrued preferred stock dividends	$128	$-	$-
Net change in loan to ESOP	$(199)	$115	$119
Change in unrealized gains/losses on securities available-for-sale, net of tax	$2,207	$884	$1,671
Transfer of loans to other real estate	$1,070	$514	$251

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of MidSouth Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries MidSouth Bank, N.A. (the “Bank”) and Financial Services of the South, Inc. (the “Finance Company”), which has liquidated its loan portfolio. We merged our two wholly-owned banking subsidiaries, MidSouth Bank, N.A. (Louisiana) and MidSouth Bank Texas, N.A. into MidSouth Bank, N.A., at the end of the first quarter of 2008.  All significant intercompany accounts and transactions have been eliminated in consolidation.  We are subject to regulation under the Bank Holding Company Act of 1956.  The Bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

We are a bank holding company headquartered in Lafayette, Louisiana operating principally in the community banking business by providing banking services to commercial and retail customers through the Bank. The Bank is community oriented and focuses primarily on offering competitive commercial and consumer loan and deposit services to individuals and small to middle market businesses in south Louisiana and southeast Texas.

The accounting principles we follow and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry.  In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements.  Actual results could differ significantly from those estimates.  Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, the assessment of goodwill for impairment, and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income. Given the current instability of the economic environment, it is reasonably possible that the methodology of the assessment of potential loan losses, losses on other real estate owned, goodwill impairment, and other fair value measurements could change in the near term or could result in impairment going forward.

 A summary of significant accounting policies follows:

Cash and cash equivalents— Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits in other banks with original maturities of less than 90 days.

Investment Securities—We determine the appropriate classification of debt securities at the time of purchase and reassesses this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. We had no trading account securities during the three years ended December 31, 2009. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of shareholders’ equity.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Amortization, accretion, and accrued interest are included in interest income on securities. Realized gains and losses on the sale of securities available-for-sale are included in earnings and are determined using the specific-identification method.

Management evaluates investment securities for other than temporary impairment on a quarterly basis.  A decline in the fair value of available-for-sale and held-to-maturity securities below cost that is deemed other than temporary is charged to earnings for a decline in value deemed to be credit related and a new cost basis for the security is established.  The decline in value attributed to non-credit related factors is recognized in other comprehensive income.

Other Investments—Other investments include Federal Reserve Bank and Federal Home Loan Bank stock, as well as other correspondent bank stocks which have no readily determined market value and are carried at cost.  Due to the redemption provisions of the investments, the fair value equals cost and no impairment exists.

Loans—Loans that we have the intent and ability to hold for the foreseeable future or until maturity are reported at the principal amount outstanding, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on commercial and real estate mortgage loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding. Unearned income on installment loans is credited to operations based on a method which approximates the interest method. Where doubt exists as to the collectibility of a loan, the accrual of interest is discontinued and subsequent payments received are applied first to principal. Upon such discontinuances, all unpaid accrued interest is reversed. Interest income is recorded after principal has been satisfied and as payments are received.

We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Our impaired loans include troubled debt restructurings and performing and nonperforming major loans in which full payment of principal or interest is not expected. Nonmajor homogenous loans, which are evaluated on an overall basis, generally include all loans under $250,000. We calculate the allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Generally, loans of all types which become 90 days delinquent are either in the process of collection through repossession or foreclosure or, alternatively, are deemed currently uncollectible. Loans deemed currently uncollectible are charged-off against the allowance account. As a matter of policy, loans are placed on nonaccrual status where doubt exists as to collectibility.  When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest income on loans and subsequent payments are applied to the principal balance on nonaccrual loans.  Some loans may continue accruing after 90 days if the loan is in the process of renewing or being paid off.

Allowance for Loan Losses—The allowance for loan losses is a valuation account available to absorb probable losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance for loan losses at the time of recovery.  Quarterly, we estimate the probable level of losses in the existing portfolio through consideration of such factors including, but not limited to, past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Based on these estimates, the allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

The allowance is composed of general reserves and specific reserves.  General reserves are determined by applying loss percentages to segments of the portfolio.  The loss percentages are based on each segment’s historical loss experience and adjustment factors derived from conditions in the Bank’s internal and external environment.  All loans considered to be impaired are evaluated on an individual basis to determine specific reserve allocations in accordance with generally accepted accounting principles.  Loans for which specific reserves are provided are excluded from the calculation of general reserves.

Management has an internal loan review department that is independent of the lending function to challenge and corroborate the loan grading system and to provide additional analysis used in determining the adequacy of the allowance for loan losses.

Management believes the allowance for loan losses is appropriate at December 31, 2009.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination.  Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to review annually, or more frequently if deemed necessary, for impairment.  Also, in connection with business combinations involving banks and branch locations, we generally record core deposit intangibles representing the value of the acquired core deposit base.  Core deposit intangibles are amortized over the estimated useful life of the deposit base, generally on either a straight-line basis not exceeding 15 years or an accelerated basis over 10 years.  The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization.

Cash Surrender Value of Life Insurance—Life insurance contracts represent single premium life insurance contracts on the lives of certain officers of the Company. The Company is the beneficiary of these policies. These contracts are reported at their cash surrender value and changes in the cash surrender value are included in other noninterest income.

Repurchase Agreements—Securities sold under agreements to repurchase are secured borrowings treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

Deferred Compensation—We record the expense of deferred compensation agreements over the service periods of the persons covered under these agreements.

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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required.  A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized.  In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.  A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance.  Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent more likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Stock-Based Compensation—We expense stock-based compensation based upon the grant date fair value of the related equity award over the requisite service period of the employee.

Basic and Diluted Earnings Per Common Share—Basic earnings per common share (EPS) excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed by dividing net earnings by the total of the weighted-average number of shares outstanding plus the dilutive effect of outstanding options.  The Company declared a 5% stock dividend in 2007.  All share and per share information has been adjusted to give retroactive effect to the stock dividends. The amounts of common stock and additional paid-in capital have been adjusted to give retroactive effect to the large stock dividends.  Small stock dividends, or dividends less than 25% of issued shares at the declaration date, are reflected as an increase in common stock and additional paid-in capital and a decrease in retained earnings for the market value of the shares on the date the dividend is declared.

Comprehensive Income—Generally all recognized revenues, expenses, gains and losses are included in net earnings.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net earnings, are components of comprehensive income.  We present comprehensive income in a separate consolidated statement of comprehensive income.

Statements of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits in other banks with original maturities of less than 90 days. Generally, federal funds are sold for one-day periods.

Recent Accounting Pronouncements— In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01” or the "Statement"), Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-01 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The FASB Accounting Standards Codification TM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement became effective for the Company’s financial statements beginning in the interim period ended September 30, 2009.

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

1.)	A valuation technique that uses:

a.	The quoted price of the identical liability when traded as an asset;

b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.

2.)
Another valuation technique that is consistent with the principles of ASC Topic 820.  Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in ASU 2009-05 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The guidance provided in ASU 2009-05 became effective for the Company in the fourth quarter of 2009.  The adoption of this guidance did not have a significant impact on results of operations, financial position or disclosures.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  The adoption of this guidance is not expected to have any impact on results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends FASB Accounting Standards Codification topic 820-10-50, Fair Value Measurements and Disclosures, to require additional information to be disclosed principally

regarding Level 3 measurements and transfers to and from Level 1 and Level 2.   In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however requirements to disclose separately purchases, sales, issuances and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2009.  The reclassifications had no impact on net income or shareholders equity.

2.  INVESTMENT SECURITIES

The portfolio of securities consisted of the following (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$102,249	$459	$185	$102,523
Obligations of state and political subdivisions	113,232	4,180	111	117,301
GSE mortgage-backed securities	14,888	746	-	15,634
Collateralized mortgage obligations	35,451	870	43	36,278
Financial institution equity security	72	-	-	72
	$265,892	$6,255	$339	$271,808

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$39,163	$584	$-	$39,747
Obligations of state and political subdivisions	116,811	2,350	548	118,613
GSE mortgage-backed securities	19,433	234	6	19,661
Collateralized mortgage obligations	47,715	258	144	47,829
Financial institution equity security	250	-	156	94
	$223,372	$3,426	$854	$225,944

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$3,043	$78	$-	$3,121

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$6,490	$158	$-	$6,648

The amortized cost and fair value of debt securities at December 31, 2009 by contractual maturity are shown below (in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$4,692	$4,778
Due after one year through five years	145,394	147,793
Due after five years through ten years	47,396	49,091
Due after ten years	17,999	18,162
Mortgage-backed securities and collateralized mortgage obligations	50,339	51,912
	$265,820	$271,736

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$1,205	$1,218
Due after one year through five years	1,838	1,903
	$3,043	$3,121

Details concerning investment securities with unrealized losses as of December 31, 2009 are as follows (in thousands):

	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agencies	$50,041	$185	$-	$-	$50,041	$185
Obligations of state and political subdivisions	7,694	111	-	-	7,694	111
Collateralized mortgage obligations	1,528	22	277	21	1,805	43
	$59,263	$318	$277	$21	$59,540	$339

Details concerning investment securities with unrealized losses as of December 31, 2008 are presented in the table below:

	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Obligations of state and political subdivisions	$19,769	$452	$609	$96	$20,378	$548
GSE mortgage-backed securities	1,231	4	131	2	1,362	6
Collateralized mortgage obligations	18,050	91	508	53	18,558	144
Financial institution equity security	-	-	94	156	94	156
	$39,050	$547	$1,342	$307	$40,392	$854

We evaluate whether unrealized losses on securities represent impairment that is other than temporary on a quarterly basis. For debt securities, we consider our intent to sell the securities or if it is more likely than not we will be required to sell the securities.  If such impairment is identified, based upon the intent to sell or the more likely than not threshold, the carrying amount of the security is reduced to fair value with a charge to earnings. Upon the result of the aforementioned review, we then review for potential other than temporary impairment based upon other qualitative factors.  In making this evaluation, we consider changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, performance of the debt security, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. If determined that a debt security has incurred other than temporary impairment, then the amount of the credit related impairment is determined.  If a credit loss is evident, the amount of the credit loss is charged to earnings and the non-credit related impairment is recognized through other comprehensive income.

The unrealized losses on debt securities at December 31, 2009 and 2008 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2009 and 2008, management had both the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary. No impairment losses were recognized on debt securities during the years ended December 31, 2009, 2008, or 2007.

We also evaluate quarterly whether the unrealized loss in our equity security represents impairment that is other than temporary.  We assess the likelihood of recovery in fair value and the length of time over which a recovery would occur.  We also consider whether there is both the ability and intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary.  The equity security is an investment in a portfolio of common stocks of community bank holding companies.  Although we have the ability and the intent to hold the impaired security until anticipated recovery, we now believe that recovery of the financial institution industry will take several years and we anticipate that the equity security will not recover the initial value over a foreseeable period of time.  Accordingly, we recognized an impairment charge of $178,000 on the $250,000 equity security during the fourth quarter of 2009.

Of the securities issued by U.S. Government agencies and SBA held by the Company at December 31, 2009, 5 out of 13 securities contained unrealized losses, while 11 out of 192 securities issued by state and political subdivisions contained unrealized losses.  Of the collateralized mortgage obligations, 4 out of 20 contained unrealized losses.

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

During the years ended December 31, 2009 and 2008, the Company did not sell any securities. Securities with an aggregate carrying value of approximately $108,505,000 and $111,781,000 at December 31, 2009 and 2008, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3.  OTHER INVESTMENTS

We are required to own stock in the Federal Reserve Bank of Atlanta (“FRB-Atlanta”) and as a member of the Federal Home Loan Bank system, we own stock in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”).  The FRB-Atlanta and FHLB-Dallas stocks are accounted for as other investments along with stock ownership in two correspondent banks and a Community Reinvestment Act (“CRA”) investment in a Senior Housing Crime Prevention program in Louisiana. The CRA investment consisted of three government-sponsored agency securities purchased by us and held by the Senior Housing Crime Prevention program.  The majority of the interest earned on the security provides income to the program.

For impairment analysis, we review quarterly financial statements and regulatory capital ratios for each of the banks in which we own stock to verify financial stability and regulatory compliance with capital requirements.  As of December 31, 2009 and 2008, based upon quarterly reviews, we determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
FRB-Atlanta	$1,473	$1,021
FHLB-Dallas	562	438
Other bank stocks	713	713
CRA investment	2,154	2,137
	$4,902	$4,309

4.  LOANS

The loan portfolio consisted of the following (in thousands):
	December 31,
	2009	2008
Commercial, financial and agricultural	$192,347	$210,058
Lease financing receivable	7,589	8,058
Real estate – mortgage	265,175	234,588
Real estate – construction	39,544	65,327
Installment loans to individuals	79,476	89,901
Other	911	1,023
	585,042	608,955
Less allowance for loan losses	(7,995)	(7,586)
	$577,047	$601,369

The amounts reported in other loans at December 31, 2009 and 2008 represented the total DDA overdraft deposits reported for each period.

An analysis of the activity in the allowance for loan losses is as follows (in thousands):

	December 31,
	2009	2008	2007
Balance, beginning of year	$7,586	$5,612	$4,977
Provision for loan losses	5,450	4,555	1,175
Recoveries	227	192	86
Loans charged-off	(5,268)	(2,624)	(626)
Reclassifications	-	(149)	-
Balance, end of year	$7,995	$7,586	$5,612

In the second quarter of 2008, approximately $149,000 of the allowance for loan loss was identified as a reserve for unfunded loan commitments and reclassified as a liability at that time.

Charge-offs for the year ended December 31, 2009 were comprised of $1,173,000 in commercial, financial and agricultural and lease loans, $2,614,000 in real estate mortgage and construction loans, and $1,481,000 in consumer loans.  Included in the $2,614,000 of charged-off real estate mortgage and construction loans is $1,800,000 charged off on a national participation credit in the Baton Rouge Market.  The increased charge-off activity in the loan portfolio is reflective of the current economic environment.

During the years ended December 31, 2009, 2008, and 2007, there were approximately $1,070,000, $514,000, and $251,000, respectively, of net transfers from loans to other real estate owned.

As of December 31, 2009 and 2008, loans outstanding to directors, executive officers, and their affiliates were $1,909,000 and $2,640,000, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2009 activity with respect to these related party loans is as follows (in thousands):

Balance, beginning of year	$2,640
New loans	53
Repayments and adjustments	(784)
Balance, end of year	$1,909

Nonaccrual loans amounted to approximately $16,183,000 and $9,355,000 at December 31, 2009 and 2008, respectively.  Loans past due ninety days or more and still accruing interest totaled $378,000 and $1,005,000 at December 31, 2009 and 2008, respectively.  Total impaired loans, including performing and nonperforming, were approximately $23,212,000 at December 31, 2009 and $19,522,000 at December 31, 2008.  Specific reserves established for impaired loans totaled $2,303,000 and $2,272,000, respectively, and were established for impaired loans totaling $12,326,000 and $12,933,000 at December 31, 2009 and December 31, 2008, respectively.  The average investment in impaired loans was $12,945,000 and $5,417,000 for the years ended 2009 and 2008, respectively.  The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, was not significant to the financial statements for the years ended December 31, 2009, 2008, and 2007.

5.  PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):
	December 31,
	2009	2008
Land	$7,958	$7,958
Buildings and improvements	23,157	22,473
Furniture, fixtures, and equipment	17,590	16,797
Automobiles	505	461
Leasehold improvements	9,575	9,264
Construction-in-process	51	580
	58,836	57,533
Less accumulated depreciation and amortization	(20,099)	(16,953)
	$38,737	$40,580

Depreciation expense totaled approximately $3,586,000, $3,233,000, and $2,610,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the years ended December 31, 2009 and 2008 was approximately $9,271,000.  Goodwill is recorded on the acquisition date of each entity.  We may record subsequent adjustments to goodwill for amounts undeterminable at the acquisition date.  No adjustments were made to the carrying value during the years 2009 or 2008.

A summary of core deposit intangible assets as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Gross carrying amount	$1,750	$1,750
Less accumulated amortization	(1,538)	(1,416)
Net carrying amount	$212	$334

Amortization expense on the core deposit intangible assets totaled approximately $122,000 in 2009, $154,000 in 2008, and $198,000 in 2007.  Amortization of the core deposit intangible assets is estimated to be approximately $97,000 in 2010, $78,000 in 2011, and the remainder of $37,000 in 2012.

7.  DEPOSITS

Deposits consisted of the following (in thousands):

	December 31,
	2009	2008
Noninterest-bearing	$175,173	$199,899
Savings and money market	283,381	249,797
NOW accounts	181,652	164,589
Time deposits $100 and under	64,986	69,897
Time deposits over $100	68,093	82,522
	$773,285	$766,704

Time deposits held consist primarily of certificates of deposits.  The maturities for these deposits at December 31, 2009 are as follows (in thousands):

2010	$115,218
2011	8,208
2012	4,518
2013	1,769
2014 and thereafter	3,366
$133,079

Deposits from related parties totaled approximately $10,680,000 and $16,985,000 at December 31, 2009 and 2008, respectively.

8.  BORROWINGS

Short term borrowings consisted of the following (in thousands):
	December 31,
	2009	2008
Securities sold under agreements to repurchase	$47,059	$24,976
Federal funds purchased	1,700	14,900
FRB Discount Window	-	36,000
	$48,759	$75,876

At December 31, 2009 and 2008, securities sold under agreements to repurchase totaled $34,559,000 and $12,476,000, respectively.  These agreements to repurchase are secured short term borrowings from customers, which may be drawn on demand.  The agreements bear interest at a rate determined by us.  The average rate of the outstanding agreements at December 31, 2009 and 2008 was 1.26% and 1.19%.   We had pledged securities with an approximate market value of $47,173,000 as collateral at December 31, 2009.

We entered into a $12,500,000 repurchase agreement with CitiGroup Global Markets, Inc. (“CGMI”) effective August 9, 2007.  Under the terms of the repurchase agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2009 was 4.57%.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI quarterly.  We had pledged securities with a market value $15,592,000 as collateral at December 31, 2009.

Federal funds purchased overnight totaled $1,700,000 and $14,900,000 at December 31, 2009 and 2008, respectively, bearing interest at 0.68% and 0.88%.  The Federal Reserve Discount Window totaled $36,000,000 at December 31, 2008 and matured on January 14, 2009.  These borrowings bear interest at a rate equal to the Federal Open Market Committee’s target federal funds rate plus 25 basis points.  The rate of interest on this borrowing was 0.50% at December 31, 2008.

9.  JUNIOR SUBORDINATED DEBENTURES

On September 20, 2004, we issued, through a wholly-owned statutory business trust, $8,248,000 of unsecured junior subordinated debentures bearing interest at a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at December 31, 2009 and 2008 was 2.75% and 4.03%, respectively.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

On February 22, 2001, we issued, through a wholly-owned statutory business trust, $7,217,000 of unsecured junior subordinated debentures. These junior subordinated debentures bear interest at a fixed rate of 10.20% with interest paid semi-annually in arrears and mature on February 22, 2031. Under certain circumstances, these debentures are subject to repayment on February 22, 2011 or thereafter.

The trusts are considered variable-interest entities (VIE). The Trusts are not consolidated with the Company since the Company is not the primary beneficiary of the VIE.  Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts, as these are not eliminated in the consolidation.  The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations qualify for Tier 1 capital for regulatory capital purposes.

10.  COMMITMENTS AND CONTINGENCIES

At December 31, 2009, future annual minimum rental payments due under non-cancellable operating leases are as follows (in thousands):

2010	1,606
2011	1,367
2012	1,283
2013	1,273
2014	1,260
Thereafter	9,812
$16,601

Rental expense under operating leases for 2009, 2008, and 2007 was approximately $1,819,000, $1,692,000, and $1,322,000, respectively.

The Company is party to various legal proceedings arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

At December 31, 2009, the Company had borrowing lines available through the Bank with the FHLB of Dallas and other correspondent banks.  The Bank had approximately $128.0 million available, subject to available collateral, under a secured line of credit with the FHLB of Dallas.  Additional federal funds lines of credit were available through a primary correspondent bank with approximately $26.1 million available for overnight borrowing and through another correspondent bank with approximately $10.0 million available at December 31, 2009.  There were purchases against these lines in the amount of $1.7 million at December 31, 2009.  The Bank also had a credit line available through the Federal Reserve Discount Window of $45.6 million.  There were no borrowings against this line at December 31, 2009.

11.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):
	2009	2008
Deferred tax assets:
Allowance for loan losses	$2,769	$2,579
Tax credits	645	575
Other	582	368
Total deferred tax assets	3,996	3,522
Deferred tax liabilities:
Premises and equipment	4,366	4,430
FHLB stock	16	20
Unrealized gains on securities	2,011	874
Other	310	309
Total deferred tax liabilities	6,703	5,633
Net deferred tax liability	$2,707	$2,111

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of these deductible differences existing at December 31, 2009. Therefore, no valuation allowance is necessary at this time.

Components of income tax expense are as follows (in thousands):
	2009	2008	2007
Current	$666	$419	$1,047
Deferred (benefit) expense	(541)	30	1,232
Total income tax expense	$125	$449	$2,279

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on pre-tax income as follows (in thousands):
	December 31
	2009	2008	2007
Taxes calculated at statutory rate	$1,606	$2,036	$3,758
Increase (decrease) resulting from:
Tax-exempt interest, net	(1,402)	(1,342)	(1,237)
Tax credits	(108)	(225)	(315)
Other	29	(20)	73
	$125	$449	$2,279

The deferred income tax expense relating to unrealized holding gains on securities available-for-sale included in other comprehensive income amounted to approximately $1,197,000 in 2009, $456,000 in 2008, and $861,000 in 2007.  There was no income tax expense or benefit relating to sales of securities in 2009, 2008 or 2007 since no securities were sold during those years.  There was a $61,000 tax benefit associated with the impairment of the equity security for the year ended 2009.

The tax credits available to us for the 2009, 2008 and 2007 tax years included the Work Opportunity Tax Credit.

Our federal income tax returns are open and subject to examination from the 2006 tax return year and forward. The various state income and franchise tax returns are generally open from the 2006 and later tax return years based on individual state statutes of limitation. We are not currently under examination by federal or state tax authorities for the 2006 and 2007 tax years.  The IRS is currently performing a limited scope examination of the Company’s 2008 federal tax return.

12.  EMPLOYEE BENEFITS

We sponsor a leveraged employee stock ownership plan (ESOP) that covers all employees who meet minimum age and service requirements. We make annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.  On February 3, 2006, the ESOP borrowed $300,000 under a second note payable to MidSouth Bank, N.A. for the purpose of purchasing additional shares of MidSouth Bancorp, Inc.’s common stock. A total of 13,710 shares at $21.88 per share were purchased with loan proceeds on February 3, 2006.  The balance of the note was paid in full on February 17, 2009.  On February 5, 2009, the ESOP borrowed an additional $300,000 payable to MidSouth Bank, N.A.  The note payable matures March 10, 2013 and bears an interest rate of 3.25%.  A total of 25,000 shares at $9.89 per share and 5,828 shares at $9.05 per share were purchased with the loan proceeds on February 6, 2009 and February 19, 2009, respectively.  The balances of the notes payable of the ESOP were $217,000 and $18,000 at December 31, 2009 and 2008, respectively.

Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of shareholders’ equity.  In accordance with GAAP, compensation costs relating to shares purchased are based on the fair value of shares committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2009, 2008, and 2007 was approximately $493,000, $490,000, and $527,000, respectively.  The cost basis of the shares released was $10.72 per share for 2009, $16.12 per share for 2008, and $12.77 per share for 2007.  ESOP shares as of December 31, 2009 and 2008 were as follows:

	2009	2008
Allocated shares	549,429	505,108
Shares released for allocation	9,338	7,062
Unreleased shares	22,369	879
Total ESOP shares	581,136	513,049

Fair value of unreleased shares at December 31	$311,000	$11,000

The Company has deferred compensation arrangements with certain officers, which will provide them with a fixed benefit after retirement. We recorded a liability of approximately $543,000 at December 31, 2009 and $532,000 at December 31, 2008 in connection with these agreements.  Deferred compensation expense recognized in 2009, 2008, and 2007 was approximately $70,000, $68,000, and $67,000, respectively.

The Company has a 401(k) retirement plan covering substantially all employees who have been employed with us for 90 days and meet certain other requirements.  Under this plan, employees can contribute a portion of their salary within the limits provided by the Internal Revenue Code into the plan.  The Company made no contributions to the plan in 2009.  The Company made contributions to the plan totaling $50,000 in 2008 and 2007.

13.  EMPLOYEE STOCK PLANS

In May of 2007, our shareholders approved the 2007 Omnibus Incentive Compensation Plan to provide incentives and awards for directors, officers, and employees. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination, or tandem basis. Options constitute both incentive stock options and nonqualified stock options.  A total of 525,000 of our common shares outstanding can be granted under the Plan. All of the options granted under the Plan have a term of ten years and vest 20% each year on the anniversary date of the grant.  The 2007 Omnibus Incentive Compensation Plan replaces the 1997 Stock Incentive Plan, which expired February of 2007.  All of the 61,368 options outstanding at December 31, 2009 were issued under the 1997 Stock Incentive Plan.

The following tables summarize activity relating to the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	84,001	$14.93	5.28
Exercised	(48)	8.62
Forfeited	(22,585)	22.18
Outstanding at December 31, 2009	61,368	$12.26	3.52	$100,339
Exercisable at December 31, 2009	59,372	$11.98	3.44	$114,271

A summary of changes in unvested options for the period ended December 31, 2009 is as follows:

	2009
	Number of Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, beginning of year	19,560	$6.03
Granted	-	-
Vested	(5,118)	5.62
Forfeited	(12,446)	6.23
Unvested options outstanding, end of year	1,996	$5.83

As of December 31, 2009 there was a total of $6,000 in unrecognized compensation cost related to nonvested share-based compensation arrangements.  The total value of options vested during the years ended December 31, 2009 and 2008 was $20,000 and $69,000, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Pricing Model.  This model requires management to make certain assumptions, including the expected life of the option, the risk free rate of interest, the expected volatility, and the expected dividend yield.  The risk free rate of interest is based on the yield of a U.S. Treasury security with a similar term.  The expected volatility is based on historic volatility over a term similar term similar to the expected life of the options.  The dividend yield is based on the current yield at the date of grant.  The following assumptions were made in estimating 2006 fair values:

Dividend Yield	1.5%
Expected Volatility	21.0%
Risk Free Interest Rates	4.0%
Expected Life in Years	8

There was no intrinsic value of the options exercised for the year ended December 31, 2009.  The total intrinsic value of the options exercised for the years ended December 31, 2008 and 2007 was approximately $370,000, and $889,000, respectively.

14.  DEFERRED COMPENSATION AND POSTRETIREMENT BENEFITS

The Company sponsors defined contribution post retirement benefit agreements to provide retirement benefits to certain of the Company's executive officers and to provide death benefits for the designated beneficiaries.  Under the agreements, split-dollar whole life insurance contracts were purchased on certain executive officers. The increase in the cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Company's contribution to the agreements each year.  In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the agreements.  During 2009, 2008 and 2007, the Company incurred expenses of $10,000, $7,000 and $115,000, respectively, related to the agreements.  As of January 1, 2008, the Company recorded a cumulative effect adjustment to retained earnings in the amount of $115,000 to recognize the liability related to its endorsement split-dollar life insurance policies that provide benefits to certain executive officers that extend to postretirement periods.

15.  SHAREHOLDERS’ EQUITY

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2009, the Bank has approximately $10.9 million available to pay dividends to the Parent Company without regulatory approval.

On December 22, 2009 the Company closed an underwritten public offering of 2.7 million shares of its common stock at a price of $12.75 per share.  On January 7, 2010, the underwriters of the public offering exercised in full their overallotment option for 405,000 shares of our common stock.  Net proceeds from the offering and the exercise of the overallotment option totaled $37.3 million after deducting underwriting discounts and offering expenses.  The Company plans to use the net proceeds for general corporate purposes including ongoing and anticipated growth, which may include potential acquisition opportunities.

On January 9, 2009 the Company issued 20,000 shares of Series A preferred stock associated with its participation in the Treasury’s Capital Purchase Plan (“CPP”) under the Troubled Asset Relief Program. The proceeds from this sale of $20,000,000 less direct costs to issue were allocated to preferred stock. The CPP, created by the Treasury, is a voluntary program in which selected, healthy financial institutions are encouraged to participate. Approved use of the funds includes providing credit to qualified borrowers, either as companies or individuals, among other things. Such participation is intended to support the economic development of the community and thereby restore the health of the local and national economy.

The Series A preferred stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series A preferred stock may be redeemed after February 15, 2012 at the stated amount of $1,000 per share plus any accrued and unpaid dividends. Prior to February 15, 2012, the Series A preferred stock may be redeemed only with prior regulatory approval.  The Series A preferred stock is nonvoting except for class voting rights on matters that would adversely affect the rights of the holders of the Series A preferred stock.

We also issued the Treasury a 10-year warrant for the purchase of 208,768 shares of our common stock, par value $.10 per share. The warrant is exercisable as of February 20, 2009 at a price of $14.37 per share.  As provided by the CPP under the Troubled Asset Relief Program, the outstanding warrant was adjusted to reflect 104,384 shares of our common stock following our qualified equity offering in December 2009.

16.  NET EARNINGS PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	December 31,
	2009	2008	2007
Net earnings available to common shareholders	$3,424	$5,537	$8,776
Weighted average number of common shares outstanding used in computation of basic earnings per common share	6,670	6,607	6,570
Effect of dilutive securities:
Stock options	17	23	71
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	6,687	6,630	6,641

Options on 128,170 and 46,365 shares of common stock were not included in computing diluted earnings per share for the year ended December 31, 2009 and 2008, respectively, because the effect of these shares was anti-dilutive.  The options did not have an anti-dilutive effect on diluted earnings per share for the year ended December 31, 2007.

17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.

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

	Contract or Notional Amount
	2009	2008
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$128,245	$140,602
Letters of credit	12,410	11,945

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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.  Approximately 95% of these letters of credit were secured by marketable securities, cash on deposit, or other assets at December 31, 2009 and 2008.

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

As of December 31, 2009, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage capital ratios as set forth in the table (in thousands). There are no conditions or events since those notifications that management believes has changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below (in thousands):

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total capital to risk weighted assets:
Company	$139,060	20.54%	$54,150	8.00%	N/A	N/A
Bank	$107,807	15.94%	$54,118	8.00%	$67,647	10.00%
Tier I capital to risk weighted assets:
Company	$130,891	19.34%	$27,075	4.00%	N/A	N/A
Bank	$99,638	14.73%	$27,059	4.00%	$40,588	6.00%
Tier I capital to average assets:
Company	$130,891	13.95%	$37,536	4.00%	N/A	N/A
Bank	$99,638	10.63%	$37,510	4.00%	$56,265	6.00%

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total capital to risk weighted assets:
Company	$84,388	12.16%	$55,518	8.00%	N/A	N/A
Bank	$83,307	12.01%	$55,477	8.00%	$69,346	10.00%
Tier I capital to risk weighted assets:
Company	$76,640	11.04%	$27,759	4.00%	N/A	N/A
Bank	$75,559	10.90%	$27,738	4.00%	$41,607	6.00%
Tier I capital to average assets:
Company	$76,640	8.38%	$36,575	4.00%	N/A	N/A
Bank	$75,559	8.27%	$36,539	4.00%	$54,809	6.00%

19.  FAIR VALUE MEASUREMENTS AND DISCLOSURES

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate.  These nonrecurring fair value adjustments typically involve the application of the lower of cost or market accounting or write-downs of individual assets.  Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities which are either recorded or disclosed at fair value.

Cash and cash equivalents—The carrying value of cash and cash equivalents is a reasonable estimate of fair value.

Securities Available-for-Sale—Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Other investments—The carrying value of other investments is a reasonable estimate of fair value.

Loans—For disclosure purposes, the fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  For variable rate loans, the carrying amount is a reasonable estimate of fair value.  The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate—Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate.  Subsequently, other real estate assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market prices, the Company records the other real estate asset as nonrecurring Level 3.

Cash Surrender Value of Life Insurance Policies—Fair value for life insurance cash surrender value is based on cash surrender values indicated by the insurance companies.

Deposits—The fair value of demand deposits, savings accounts, NOW accounts, and money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

Commitments to Extend Credit, Standby Letters of Credit and Credit Card Guarantees—Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets Recorded at Fair Value
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):
	Assets / Liabilities	Fair Value Measurements
	Measured at Fair Value	at December 31, 2009
Description	at December 31, 2009	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government agencies	$102,523	$-	$102,523	$-
Obligations of state and political subdivisions	117,301	-	117,301	-
GSE mortgage-backed securities	15,634	-	15,634	-
Collateralized mortgage obligations	36,278	-	36,278	-
Financial institution equity security	72	72	-	-

		Fair Value Measurements
		at December 31, 2008
		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government agencies	$39,747	$-	$39,747	$-
Obligations of state and political subdivisions	118,613	-	118,613	-
GSE mortgage-backed securities	19,661	-	19,661	-
Collateralized mortgage obligations	47,829	-	47,829	-
Financial institution equity security	94	94	-	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate owned are also level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2009
Description	at December 31, 2009	Level 1	Level 2	Level 3
Impaired loans	$10,023	$-	$10,023	$-
Other real estate owned	792	-	792	-

		Fair Value Measurements at December 31, 2008
		Level 1	Level 2	Level 3
Impaired loans	$10,661	$-	$10,661	$-

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The estimated fair values of our financial instruments are as follows at December 31, 2009 and 2008 (in thousands):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,351	$23,351	$24,786	$24,786
Time deposits held in banks	26,122	26,122	9,023	9,023
Securities available-for-sale	271,808	271,808	225,944	225,944
Securities held-to-maturity	3,043	3,121	6,490	6,648
Loans, net	577,047	583,142	601,369	604,829
Other investments	4,902	4,902	4,309	4,309
Cash surrender value of life insurance policies	4,540	4,540	4,378	4,378
Financial liabilities:
Noninterest-bearing deposits	175,173	175,173	199,899	199,899
Interest-bearing deposits	598,112	598,932	566,805	568,306
Borrowings	48,759	48,759	75,876	75,876
Junior subordinated debentures	15,465	15,771	15,465	15,395

20.  OTHER NON-INTEREST INCOME AND EXPENSE

For the years ended December 31, 2009, 2008, and 2007, none of the components of noninterest income were greater than 1% of interest income and noninterest income.

Components of other noninterest expense greater than 1% of interest income and noninterest income consisted of the following for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Professional fees	$1,529	$1,838	$1,428
FDIC fees	1,684	506	157
Marketing expenses	1,199	2,173	1,759
Corporate development expense	598	721	489
Data processing	767	884	597
Printing and supplies	644	703	766

21.  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions that occurred after December 31, 2009 up through the date of filing this Annual Report on Form 10-K.  No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

22.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

Balance Sheets
December 31, 2009 and 2008
(in thousands)
	2009	2008
Assets
Cash and interest-bearing deposits in banks	$31,115	$1,368
Equity securities with readily determinable fair value	72	94
Other assets	1,004	498
Investment in and advances to subsidiaries	113,647	87,593
Total assets	$145,838	$89,553

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$603	$747
Junior subordinated debentures	15,465	15,465
ESOP obligation	217	18
Other	276	279
Total liabilities	16,561	16,509
Shareholders’ equity	129,277	73,044
Total liabilities and shareholders’ equity	$145,838	$89,553

Statements of Earnings
For the Years Ended December 31, 2009, 2008, and 2007
(in thousands)
	2009	2008	2007
Revenue:
Dividends from Bank and nonbank subsidiary	$1,750	$4,000	$3,500
Rental and other income	196	72	61
	1,946	4,072	3,561

Expenses:
Interest on short- and long-term debt	1,019	1,219	1,396
Professional fees	153	161	189
Other expenses	623	235	230
	1,795	1,615	1,815
Earnings before equity in undistributed earnings of subsidiaries and income taxes	151	2,457	1,746

Equity in undistributed earnings of subsidiaries	3,903	2,772	6,443

Income tax benefit	545	308	587

Net earnings	$4,599	$5,537	$8,776

Statements of Cash Flows
For the Years Ended December 31, 2009, 2008, and 2007
(in thousands)
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$4,599	$5,537	$8,776
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(3,903)	(2,772)	(6,443)
Other, net	(384)	(111)	(93)
Net cash provided by operating activities	312	2,654	2,240

Cash flows from investing activities:
Purchase of equity securities	-	-	(250)
Investments in and advances to subsidiaries	(20,000)	-	-
Net cash used in investing activities	(20,000)	-	(250)

Cash flows from financing activities:
Proceeds from issuance of common stock	32,448	-	-
Proceeds from issuance of preferred stock and related common stock warrants	19,954	-	-
Proceeds from exercise of stock options	-	476	408
Purchase of treasury stock	-	(504)	(522)
Payment of preferred dividends	(850)	-	-
Payment of common dividends	(2,117)	(2,112)	(1,753)
Cash for fractional shares	-	-	(12)
Net cash provided by (used in) financing activities	49,435	(2,140)	(1,879)

Net change in cash and cash equivalents	29,747	514	111
Cash and cash equivalents at beginning of year	1,368	854	743
Cash and cash equivalents at end of year	$31,115	$1,368	$854

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited MidSouth Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  MidSouth Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, MidSouth Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 10, 2010, expressed an unqualified opinion.

Atlanta, Georgia
March 10, 2010

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE •  Atlanta, Georgia 30303 • Phone 404-588-4200  • Fax 404-588-4222  •  www.pkm.com

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

MidSouth Bancorp, Inc. and Subsidiaries

Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of MidSouth Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MidSouth Bancorp, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010, expressed an unqualified opinion on the effectiveness of MidSouth Bancorp, Inc.’s  internal control over financial reporting.

Atlanta, Georgia
March 10, 2010

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE •  Atlanta, Georgia 30303 • Phone 404-588-4200  • Fax 404-588-4222  • www.pkm.com

Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share data)
	2009
	IV	III	II	I
Interest income	$12,253	$12,498	$12,496	$12,794
Interest expense	2,412	2,566	2,574	2,668
Net interest income	9,841	9,932	9,922	10,126
Provision for loan losses	1,350	1,000	2,100	1,000
Net interest income after provision for loan losses	8,491	8,932	7,822	9,126
Noninterest income, excluding securities gains	3,864	3,972	3,858	3,530
Noninterest expense	11,147	11,326	11,132	11,266
Earnings before income tax expense	1,208	1,578	548	1,390
Income tax expense	18	147	(197)	157
Net earnings	1,190	1,431	745	1,233
Dividends on preferred stock	300	299	299	277
Net earnings available to common shareholders	$890	$1,132	$446	$956

Earnings per common share
Basic	$0.13	$0.17	$0.07	$0.14
Diluted	$0.13	$0.17	$0.07	$0.14
Market price of common stock
High	$15.25	$19.25	$18.46	$13.41
Low	$12.56	$13.20	$10.00	$8.18
Close	$13.90	$13.13	$16.63	$10.10
Average shares outstanding
Basic	6,888,406	6,592,110	6,589,264	6,617,341
Diluted	6,906,207	6,612,428	6,607,366	6,627,367

	2008
	IV	III	II	I
Interest income	$13,699	$13,635	$13,827	$14,312
Interest expense	3,480	3,579	3,988	5,038
Net interest income	10,219	10,056	9,839	9,274
Provision for loan losses	2,000	500	855	1,200
Net interest income after provision for loan losses	8,219	9,556	8,984	8,074
Noninterest income, excluding securities gains	3,755	3,981	3,804	3,587
Noninterest expense	11,352	11,235	11,093	10,293
Earnings before income tax expense	662	2,302	1,695	1,368
Income tax expense	(442)	445	277	169
Net earnings	$1,064	$1,857	$1,418	$1,199

Earnings per common share
Basic	$0.16	$0.28	$0.22	$0.18
Diluted	$0.16	$0.28	$0.21	$0.18
Market price of common stock
High	$19.12	$19.82	$22.01	$23.28
Low	$12.01	$15.11	$16.35	$16.73
Close	$12.75	$16.26	$16.35	$18.40
Average shares outstanding
Basic	6,614,263	6,614,054	6,606,882	6,585,747
Diluted	6,633,143	6,635,969	6,660,123	6,621,917

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

During the fourth quarter of 2009, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting.  Their report is included on page 75 in this Annual Report on Form 10-K.

/s/ C. R. Cloutier C.R. Cloutier President and Principal Executive Officer	/s/ James R. McLemore James R. McLemore Senior Executive Vice President and Principal Financial Officer

Item 9B – Other Information
Pursuant to an Agreement with the Company, effective April 1, 2010, Karen L. Hail has agreed to serve as Senior Executive Vice President and Director of Asset Procurement.  Ms. Hail currently serves as Senior Executive Vice President and Chief Operating Officer of the Bank.  With the commencement of her new position on April 1, 2010, Ms. Hail’s responsibilities as Chief Operating Officer will be assumed by other members of the Company’s and the Bank’s senior management team.  Ms. Hail’s compensation for her new role with the Company and the Bank will remain materially unchanged.  In addition, Ms. Hail will continue to serve as a Director of the Company and the Bank.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

The information contained in registrant's definitive proxy statement for its 2010 annual meeting of shareholders, is incorporated herein by reference in response to this Item.  Information concerning executive officers is under the heading “Executive Officers” in this Annual Report on Form 10-K.

Item 11 - Executive Compensation

The information contained in registrant's definitive proxy statement for its 2010 annual meeting of shareholders is incorporated herein by reference in response to this Item.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information contained in registrant's definitive proxy statement for its 2010 annual meeting of shareholders is incorporated herein by reference in response to this Item.

Item 13 - Certain Relationships and Related Transactions and Director Independence

The information contained in registrant's definitive proxy statement for its 2010 annual meeting of shareholders is incorporated herein by reference in response to this Item.

Item 14 – Principal Accounting Fees and Services

The information contained in registrant's definitive proxy statement for its 2010 annual meeting of shareholders is incorporated herein by reference in response to this Item.

Item 15 - Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

Selected Quarterly Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2009 and 2008
Consolidated Statements of Earnings – Years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows – Years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements

(a)(2) All schedules have been outlined because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

Exhibits

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc., dated April 7, 1993 (filed as Exhibit 3.1 to MidSouth’s Registration Statement (No. 333-163361) on Form S-1 filed November 25, 2009 and incorporated herein by reference).

3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc., dated June 7, 1999 (filed as Exhibit 3.2 to MidSouth’s Registration Statement (No. 333-163361) on Form S-1 filed November 25, 2009 and incorporated herein by reference).

3.1.2	Articles of Amendment to Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc., dated January 2, 2009 (filed as Exhibit 3.1 to MidSouth’s Current Report on Form 8-K filed January 14, 2009 and incorporated herein by reference).

3.2
Amended and Restated By-laws of MidSouth Bancorp, Inc. effective December 19, 2007 (filed as Exhibit 3.3 to MidSouth’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate. (filed as Exhibit 4.1 to MidSouth’s Registration Statement (No. 333-163361) on Form S-1 filed November 25, 2009 and incorporated herein by reference).

4.2
Specimen Stock Certificate for Series A Fixed Rate Cumulative Perpetual Preferred Stock (included as part of Exhibit 3.1 to MidSouth’s Current Report on Form 8-K filed January 14, 2009 and incorporated herein by reference).

4.3	Warrant to Purchase Shares of Common Stock of MidSouth Bancorp, Inc. (filed as Exhibit 3.2 to Form 8-K filed January 14, 2009 and incorporated herein by reference).

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

10.3+
Amended and Restated Deferred Compensation Plan and Trust effective dated December 17, 2008 (filed as Exhibit 10.3 to MidSouth’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.4+	Employment Agreement with Karen L. Hail (filed as Exhibit 10.4 to MidSouth’s Registration Statement (No. 333-163361) on Form S-1 filed November 25, 2009 and incorporated herein by reference).

10.5+	The MidSouth Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan (filed as Exhibit 4.6 to MidSouth Bancorp, Inc.’s Form S-3D filed on July 25, 1997 and incorporated herein by reference).

10.6+	The MidSouth Bancorp, Inc. 2007 Omnibus Incentive Plan (filed as an appendix to MidSouth’s definitive proxy statement filed April 23, 2007 and incorporated herein by reference).

10.7
Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (filed as Exhibit 10.1 to Form 8-K filed January 14, 2009 and incorporated herein by reference).

10.8
Form of Letter Agreement, executed by each of Messrs. C.R. Cloutier, J. Eustis Corrigan, Jr., Donald R. Landry and A. Dwight Utz, and Ms. Karen L. Hail with the Company (filed as Exhibit 10.3 to Form 8-K filed January 14, 2009 and incorporated herein by reference).

21	Subsidiaries of the Registrant*

23.1	Consent of Porter, Keadle, Moore LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008*

99.2	Certification of Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008*
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

MIDSOUTH BANCORP, INC.
Registrant
By:	/s/ C. R. Cloutier
C. R. Cloutier
President and CEO

Date:	March 16, 2010

Signatures	Title	Date

/s/ C.R. Cloutier C.R. Cloutier	Principal Executive Officer, President, and Director	March 16, 2010

/s/ James R. McLemore James R. McLemore	Principal Financial Officer and Senior Executive Vice President	March 16, 2010

/s/ Karen L. Hail Karen L. Hail	Chief Operations Officer, Senior Executive Vice President, Secretary/Treasurer, and Director	March 16, 2010

/s/ Teri S. Stelly Teri S. Stelly	Principal Accounting Officer and Controller	March 16, 2010

/s/ J.B. Hargroder, M.D. J.B. Hargroder, M.D.	Director	March 16, 2010

/s/ William M. Simmons William M. Simmons	Director	March 16, 2010

/s/ Will G. Charbonnet, Sr. Will G. Charbonnet, Sr.	Director	March 16, 2010

/s/ Clayton Paul Hillard Clayton Paul Hillard	Director	March 16, 2010

/s/ James R. Davis, Jr. James R. Davis, Jr.	Director	March 16, 2010

/s/ Timothy J. Lemoine Timothy J. Lemoine	Director	March 16, 2010

/s/ Joseph V. Tortorice, Jr. Joseph V. Tortorice, Jr.	Director	March 16, 2010

/s/ Milton B. Kidd, III Milton B. Kidd, III	Director	March 16, 2010

/s/ Glenn Pumpelly Glenn Pumpelly	Director	March 16, 2010