Form 10-Q
period 2010-03-31
MIDSOUTH BANCORP INC
filed 2010-05-10
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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
Large accelerated filer ☐                                                                Accelerated filer ☐                                   Non-accelerated filer ☒ Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

As of May 6, 2010, there were 9,725,252 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Forward-Looking Statements
Critical Accounting Policies
Results of Operations
Analysis of Statement of Condition
Off-Balance Sheet Arrangements Bank Liquidity Company Liquidity Capital Asset Quality Impact of Inflation and Changing Prices

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

Part II – Other Information

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Removed and Reserved.

Item 5. Other Information.

Item 6. Exhibits.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition (dollars in thousands, except per share data)
	March 31, 2010 (unaudited)	December 31, 2009* (audited)
Assets
Cash and due from banks, including required reserves of $3,388 and $3,460, respectively	$19,976	$22,842
Interest-bearing deposits in banks	36,669	509
Federal funds sold	250	-
Time deposits held in banks	15,060	26,122
Securities available-for-sale, at fair value (cost of $256,093 at March 31, 2010 and $265,892 at December 31, 2009)	262,196	271,808
Securities held-to-maturity (estimated fair value of $2,109 at March 31, 2010 and $3,121 at December 31, 2009)	2,068	3,043
Other investments	4,899	4,902
Loans	576,250	585,042
Allowance for loan losses	(7,917)	(7,995)
Loans, net	568,333	577,047
Bank premises and equipment, net	37,955	38,737
Accrued interest receivable	5,099	4,808
Goodwill and intangibles	9,457	9,483
Cash surrender value of life insurance	4,580	4,540
Other assets	7,869	8,301
Total assets	$974,411	$972,142

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$175,861	$175,173
Interest bearing	594,586	598,112
Total deposits	770,447	773,285
Borrowings	48,146	48,759
Accrued interest payable	486	765
Junior subordinated debentures	15,465	15,465
Other liabilities	5,148	4,591
Total liabilities	839,692	842,865
Stockholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized, 20,000 shares issued and outstanding at March 31, 2010 and at December 31, 2009	19,260	19,211
Common stock, $0.10 par value; 10,000,000 shares authorized, 9,873,744 issued and 9,723,268 outstanding at March 31, 2010 and 9,488,933 issued and 9,318,268 outstanding at December 31, 2009	987	949
Additional paid-in capital	89,752	85,263
Unearned ESOP shares	(190)	(217)
Accumulated other comprehensive income	4,028	3,904
Treasury stock – 150,476 shares at March 31, 2010 and 170,665 shares at December 31, 2009, at cost	(3,286)	(3,544)
Retained earnings	24,168	23,711
Total stockholders’ equity	134,719	129,277
Total liabilities and stockholders’ equity	$974,411	$972,142

See notes to unaudited consolidated financial statements. * Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$9,799	$10,399
Securities, time deposits and other investments:
Taxable	1,000	1,147
Nontaxable	1,025	1,140
Federal funds sold	-	1
Time deposits in other banks	74	75
Other investments and interest bearing deposits	41	32
Total interest income	11,939	12,794

Interest expense:
Deposits	1,567	2,174
Securities sold under agreements to repurchase	226	200
Federal funds purchased	2	5
Other borrowed money	3	23
Junior subordinated debentures	241	266
Total interest expense	2,039	2,668

Net interest income	9,900	10,126
Provision for loan losses	1,150	1,000
Net interest income after provision for loan losses	8,750	9,126

Non-interest income:
Service charges on deposits	2,448	2,387
ATM and debit card income	786	755
Other charges and fees	407	388
Total non-interest income	3,641	3,530

Non-interest expenses:
Salaries and employee benefits	5,250	5,479
Occupancy expense	2,248	2,335
FDIC insurance	315	301
Other	2,921	3,151
Total non-interest expenses	10,734	11,266

Income before income taxes	1,657	1,390
Provision for income taxes	222	157

Net earnings	1,435	1,233
Dividends on preferred stock and accretion of warrants	299	277
Net earnings available to common shareholders	$1,136	$956

Earnings per share:
Basic	$0.12	$0.14
Diluted	$0.12	$0.14

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Three Months Ended March 31, 2010 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Shares	Income	Stock	Earnings	Total
Balance- January 1, 2010	20,000	$19,211	9,488,933	$949	$85,263	$(217)	$3,904	$(3,544)	$23,711	$129,277
Net earnings	-	-	-	-	-	-	-	-	1,435	1,435
Net change in unrealized gains on securities available-for-sale, net of taxes	-	-	-	-	-	-	124	-	-	124
Comprehensive income	-	-	-	-	-	-	-	-	-	1,559
Issuance of common and treasury stock due to overallotment, net of discount and offering expenses	-	-	384,811	38	4,472	-	-	258	-	4,768
Dividends on preferred stock and accretion of common stock warrants	-	49	-	-	-	-	-	-	(299)	(250)
Dividends on common stock, $0.07 per share	-	-	-	-	-	-	-	-	(679)	(679)
ESOP compensation expense	-	-	-	-	16	27	-	-	-	43
Stock option expense	-	-	-	-	1	-	-	-	-	1
Balance- March 31, 2010	20,000	$19,260	9,873,744	$987	$89,752	$(190)	$4,028	$(3,286)	$24,168	$134,719

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$1,435	$1,233
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	909	943
Provision for loan losses	1,150	1,000
Provision for deferred tax expense (benefit)	(107)	327
Amortization of premiums on securities, net	286	170
Stock option expense	1	14
Net loss on sale of other real estate owned	68	-
Change in accrued interest receivable	(291)	(233)
Change in accrued interest payable	(280)	(459)
Other, net	929	268
Net cash provided by operating activities	4,100	3,263

Cash flows from investing activities:
Net decrease in time deposits in other banks	11,062	-
Proceeds from maturities and calls of securities available-for-sale	7,039	26,282
Proceeds from maturities and calls of securities held-to-maturity	3,453	1,815
Purchases of securities available-for-sale	-	(12,364)
Purchases of other investments	(1)	(1)
Net change in loans	7,592	10,167
Purchase of premises and equipment	(102)	(551)
Proceeds from sale of premises and equipment	-	1
Proceeds from sales of other real estate owned	247	-
Purchase of other real estate owned	(450)	-
Net cash provided by investing activities	28,840	25,349

Cash flows from financing activities:
Change in deposits	(2,837)	2,724
Change in repurchase agreements	1,086	12,636
Change in federal funds purchased	(1,700)	(14,900)
Change in Federal Reserve Discount Window borrowings	-	(36,000)
Net proceeds from the issuance of preferred stock	-	19,954
Issuance of common stock and treasury stock, net of offering expenses	4,768	-
Payment of dividends on preferred stock	(250)	(100)
Payment of dividends on common stock	(463)	(728)
Excess tax benefit from stock option exercises, net adjustment	-	(3)
Net cash provided by (used in) financing activities	604	(16,417)

Net increase in cash and cash equivalents	33,544	12,195

Cash and cash equivalents, beginning of period	23,351	24,786

Cash and cash equivalents, end of period	$56,895	$36,981

Supplemental information- Noncash items
Accrued preferred stock dividends	$128	$127
Accretion of warrants	49	49
Transfer of loans to other real estate owned	-	514
Net change in loan to ESOP	28	(282)

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
March 31, 2010
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of March 31, 2010 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry.  There have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements— In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends FASB Accounting Standards Codification topic 820-10-50, Fair Value Measurements and Disclosures, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and Level 2.   In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however requirements to disclose separately purchases, sales, issuances and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements for the quarter ended March 31, 2010.

ASU 2009-16, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Topic 860), requires additional disclosures regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  The guidance also eliminates the concept of a qualifying special-purpose entity, and changes the requirements for derecognizing financial assets and requires additional disclosures.  Topic 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  Adoption of this standard had no impact on our consolidated financial statements.

ASU 2009-17, Consolidation of Variable Interest Entities (Topic 810), changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  Topic 810 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments.  Adoption of this standard had no impact on our consolidated financial statements.

ASU 2010 -01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Task Force, clarifies that entities that allow shareholders to elect to take a shareholder distribution (where the total distribution is fixed) in stock or cash subject to a potential limitation on the aggregate amount of the cash portion of the distribution should recognize the stock portion of the distribution as a share issuance.  The provisions of Topic 505 are effective retrospectively for interim and annual periods ending on or after December 15, 2009.  Adoption of this standard had no impact on our consolidated financial statements.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2010.  The reclassifications had no impact on stockholders’ equity or net income.

2.  Investment Securities
The portfolio of securities consisted of the following (in thousands):
	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$102,080	$510	$140	$102,450
Obligations of state and political subdivisions	111,064	4,127	91	115,100
GSE mortgage-backed securities	14,041	866	-	14,907
Collateralized mortgage obligations	28,836	845	18	29,663
Financial institution equity security	72	4	-	76
	$256,093	$6,352	$249	$262,196

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$102,249	$459	$185	$102,523
Obligations of state and political subdivisions	113,232	4,180	111	117,301
GSE mortgage-backed securities	14,888	746	-	15,634
Collateralized mortgage obligations	35,451	870	43	36,278
Financial institution equity security	72	-	-	72
	$265,892	$6,255	$339	$271,808

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$2,068	$41	$-	$2,109

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$3,043	$78	$-	$3,121

With the exception of two private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $140,000 at March 31, 2010, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at March 31, 2010 by contractual maturity are shown in the following table (in thousands).  Except for mortgage-backed securities, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$10,929	$11,084
Due after one year through five years	140,905	143,313
Due after five years through ten years	44,018	45,628
Due after ten years	17,292	17,525
Mortgage-backed securities and collateralized mortgage obligations	42,877	44,570
Equity securities with readily determinable market values	72	76
	$256,093	$262,196

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$1,250	$1,265
Due after one year through five years	818	844
	$2,068	$2,109

Details concerning investment securities with unrealized losses as of March 31, 2010 are as follows (in thousands):

	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies	$50,065	$140	$-	$-	$50,065	$140
Obligations of state and political subdivisions	5,821	91	-	-	5,821	91
GSE mortgage-backed securities	-	-	-	-	-	-
Collateralized mortgage obligations	-	-	259	18	259	18
	$55,886	$231	$259	$18	$56,145	$249

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

The unrealized losses on debt securities at March 31, 2010 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality.  At March 31, 2010, management had no intent to sell the securities and determined it was more likely than not that the Company would not have to sell the securities and no other than temporary impairment was evident.  No other than temporary impairment losses were recognized during the three months ended March 31, 2010.

Each quarter management evaluates whether the unrealized losses on its equity security represents impairment that is other than temporary.  Management assesses the likelihood of recovery in fair value and the length of time over which a recovery would occur.  Management also considers whether there is both the ability and intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary.  The equity security is an investment in a portfolio of common stocks of community bank holding companies.  The Company did not recognize any impairment on the equity security for the quarter ended March 31, 2010 and 2009, respectively.

Of the 13 U.S. Government agency securities, 5 contained unrealized losses at March 31, 2010.  Of the 187 securities issued by state and political subdivisions, 9 contained unrealized losses.  Of the mortgage-backed securities, none of the 46 contained unrealized losses.  Of the collateralized mortgage obligations, 2 out of 18 contained unrealized losses.

During the three months ended March 31, 2010 and 2009, respectively, the Company did not sell any securities.  Securities with an aggregate carrying value of approximately $140,836,000 and $108,505,000 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3.  Other Investments

The Company is required to own stock in the Federal Reserve Bank of Atlanta (“FRB-Atlanta”) and as a member of the Federal Home Loan Bank system, owns stock in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”).  The Company accounts for FRB-Atlanta and FHLB-Dallas stock as other investments along with stock ownership in two correspondent banks and a Community Reinvestment Act (“CRA”) investment in a Senior Housing Crime Prevention program in Louisiana. The CRA investment consisted of three government-sponsored agency mortgage-backed security purchased by the Company and held by the Senior Housing Crime Prevention program.  The majority of the interest earned on the security provides income to the program.

For impairment analysis, the Company reviews quarterly financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of March 31, 2010 and December 31, 2009, based upon quarterly reviews, management determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):
	March 31, 2010	December 31, 2009

FRB-Atlanta	$1,473	$1,473
FHLB-Dallas	562	562
Other bank stocks	713	713
CRA investment	2,151	2,154
	$4,899	$4,902

4.     Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):
	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$7,995	$7,586
Provision for loan losses	1,150	1,000
Recoveries	53	71
Loans charged-off	(1,281)	(856)
Reclassifications	-	-
Balance, end of period	$7,917	$7,801

The Company’s individually evaluated impaired loans were approximately $23.8 million at March 31, 2010 and $23.2 million at December 31, 2009.  Specific reserves totaling $2.1 million were established for $17.2 million of impaired loans reported at March 31, 2010.  At December 31, 2009, specific reserves totaling $2.3 million were established for $12.3 million of impaired loans reported for the fourth quarter 2009.

5.     Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):
	Three Months Ended March 31,
	2010	2009
Net earnings available to common shareholders	$1,136	$956
Weighted average number of common shares outstanding used in computation of basic earnings per common share	9,695	6,617
Effect of dilutive securities:
Stock options and warrants	25	10
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	9,720	6,627

Options on 23,786 and 26,677 shares of common stock were not included in computed diluted earnings for the quarter ended March 31, 2010 and March 31, 2009, respectively, because the effect of these shares was anti-dilutive.  As a result of the completion of a qualified equity offering in December 2009, warrants issued to the U.S. Department of the Treasury (the “Treasury”) to purchase 208,768 shares of our common stock were reduced to 104,384 shares.  The 104,384 shares subject to the warrants are included in the computation of diluted earnings per share.

6.     Declaration of Dividends

A first quarter dividend of $0.07 per share for holders of common stock of record on March 17, 2010 was declared on January 27, 2010 and was paid on April 1, 2010.  On April 21, 2010, the Company declared a second quarter dividend of $0.07 per share for holders of common stock of record on June 16, 2010, payable July 1, 2010.

The Company’s ability to declare and pay dividends on its common stock is subject to first having paid all accrued cumulative preferred dividends that are due.  For three years following the issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) to the Treasury on January 9, 2009, the Company may not increase its per share common stock dividend rate above $0.28 without the Treasury’s consent, unless the Treasury has transferred all the Series A Preferred Stock to third parties.

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

Securities Available-for-Sale—Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  The level 2 fair value pricing is provided by an independent third party and is based upon similar securities in an active market.

Other investments—The carrying value of other investments is a reasonable estimate of fair value.

Loans—For disclosure purposes, the fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  For variable rate loans, the carrying amount is a reasonable estimate of fair value.  The Company does not record loans at fair value on a recurring basis.  No adjustment to fair value is taken related to illiquidity discounts.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and adjusts the appraisal value by taking an additional discount for market conditions and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate—Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate.  Subsequently, other real estate assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and adjusts the appraisal value by taking an additional discount for market conditions and there is no observable market prices, the Company records the other real estate asset as nonrecurring Level 3.

Cash Surrender Value of Life Insurance Policies—Fair value for life insurance cash surrender value is based on cash surrender values indicated by the insurance companies.

Deposits—The fair value of demand deposits, savings accounts, NOW accounts, and money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.  The estimated fair value does not include customer related intangibles.

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

Assets Recorded at Fair Value

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at March 31, 2010 using:
Description	at March 31, 2010	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government agencies	$102,450	$-	$102,450	$-
Obligations of state and political subdivisions	115,100	-	115,100	-
GSE mortgage-backed securities	14,907	-	14,907	-
Collateralized mortgage obligations	29,663	-	29,663	-
Financial institution equity security	76	76	-	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below.  Impaired loans are level 2 assets at fair value less costs to sell measured using appraisals of the collateral from external parties.  Other real estate owned are also level 2 assets at fair value less costs to sell measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at March 31, 2010 using:
Description	at March 31, 2010	Level 1	Level 2	Level 3
Impaired loans	$15,102	$ -	$15,102	$ -
Other real estate owned	927	-	927	-

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

The estimated fair values of the Company’s financial instruments are as follows at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$56,895	$56,895	$23,351	$23,351
Time deposits held in banks	15,060	15,060	26,122	26,122
Securities available-for-sale	262,196	262,196	271,808	271,808
Securities held-to-maturity	2,068	2,109	3,043	3,121
Loans, net	568,333	574,680	577,047	583,142
Other investments	4,899	4,899	4,902	4,902
Cash surrender value of life insurance policies	4,580	4,580	4,540	4,540
Financial liabilities:
Noninterest-bearing deposits	175,861	175,861	175,173	175,173
Interest-bearing deposits	594,586	595,351	598,112	598,932
Borrowings	48,146	48,146	48,759	48,759
Junior subordinated debentures	15,465	15,771	15,465	15,771

8.  Subsequent Events

The Company has evaluated all subsequent events and transactions that occurred after March 31, 2010 up through the date of filing this Quarterly Report on Form 10-Q.  No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company") is a bank holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly-owned subsidiary bank MidSouth Bank, N.A (the “Bank”).  We offer complete banking services to commercial and retail customers in south Louisiana and southeast Texas with 35 locations and more than 50 ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying or incorporated by reference in this report.  We encourage you to read this discussion in conjunction with our consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties.  These statements include, among others, statements regarding future results, changes in the local and national economy, the work-out of nonaccrual loans and potential acquisitions.  Actual results may differ materially from the results anticipated in these forward-looking statements.  Factors that might cause such a difference include, among other matters, changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels; changes in local economic and business conditions, including, without limitation, changes related to the oil and gas industries, that could adversely affect customers and their ability to repay borrowings under agreed upon terms, adversely affect the value of the underlying collateral related to their borrowings, and reduce demand for loans; the timing and ability to reach any agreement to restructure nonaccrual loans;  increased competition for deposits and loans which could affect compositions, rates and terms; the timing and impact of future acquisitions, the success or failure of integrating operations, and the ability to capitalize on growth opportunities upon entering new markets; loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels; legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, changes in the scope and cost of FDIC insurance and other coverages, and changes in the U.S. Treasury’s Capital Purchase Program; and other factors discussed under the heading “Risk Factors” in MidSouth’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010 and in its other filings with the SEC.

We can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition.  We disclaim any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

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

Another of our critical accounting policies relates to goodwill and intangible assets.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.  No impairment of goodwill was identified for the quarter ended March 31, 2010.

Given the continued instability of the economic environment, it is reasonably possible that the methodology of the assessment of potential loan losses, goodwill impairment, and other fair value measurements could change in the near-term or could result in impairment going forward.

Results of Operations

Earnings Analysis

We reported net income available to common shareholders of $1,136,000 for the first quarter ended March 31, 2010, an increase of 18.8% above net income available to common shareholders of $956,000 reported for the first quarter of 2009.  Diluted earnings per common share for the first quarter of 2010 were $0.12 per share, a decrease of 14.3% from the $0.14 per common share for the first quarter of 2009.  Diluted earnings per share were impacted by our successful public offering of 2.7 million shares in the fourth quarter of 2009.  An additional 405,000 shares were issued in January 2010 as the underwriter for the offering exercised in full their over-allotment option.  Net earnings available to common shareholders was reduced by $299,000 for the first quarter of 2010, compared to $277,000 for the first quarter of 2009, due to dividends recorded on our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U. S. Department of the Treasury on January 9, 2009 under the Capital Purchase Plan (“CPP”).

First quarter 2010 net earnings available to common shareholders compared to the same period for the prior year were positively impacted by a $532,000 decrease in non-interest expense, which offset a $115,000 decrease in quarterly revenues and a $150,000 increase in provision for loan losses.  Quarterly revenues, defined as net interest income and non-interest income, decreased primarily due to a $226,000 reduction in net interest income, which was driven by a decline in earning asset yields and loan volume in quarterly comparison.  The decline in net interest income was partially offset by a $111,000 increase in non-interest income, primarily due to a $60,000 increase in service charges on deposit accounts and a $31,000 increase in ATM/debit card income.  Non-interest expense declined primarily due to decreases of $229,000 in salaries and benefit costs, $143,000 in marketing costs, $87,000 in occupancy expenses, $61,000 in shares tax expense, $52,000 in credit reporting expense, and $50,000 in professional fees associated with a customer relationship management system.  The decrease in salaries and benefit costs resulted primarily from a $237,000 decrease in group health insurance expense.  Our partially self-funded group health insurance plan experienced a lower amount of insurance claims for the first quarter of 2010 compared to the first quarter of 2009.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.74% and 5.13% for the three months ended March 31, 2010 and 2009, respectively.   Tables 1 and 2 below analyze the changes in net interest income in the three months ended March 31, 2010 and 2009.

Fully taxable-equivalent (“FTE”) net interest income totaled $10.3 million for the first quarter of 2010, a decrease of 2.6%, or $277,000, from the $10.6 million reported for the first quarter of 2009.  The decrease in FTE net interest income resulted primarily from a $21.3 million decrease in average loan volume and a 16 basis point decrease in the average yield on loans.  Additionally, the average yield on investment securities decreased 135 basis points in prior year comparison.  Investment yields declined as cash flow from the securities portfolio was reinvested primarily in lower-yielding shorter-term agency and municipal bond securities in 2009 and excess cash held overnight earned interest at a rate of 25 basis points or less.  The impact of lower investment yields was partially offset by a $51.4 million increase in the average volume of investment securities, which resulted primarily from the temporary investment of capital proceeds from our common stock offering in December 2009.

A 49 basis point reduction in the average rate paid on interest-bearing deposits lowered interest expense in prior year comparison and significantly reduced the impact of the decrease in interest income on earning assets.  The average volume of interest-bearing deposits increased $29.6 million, from $566.0 million at March 31, 2009 to $595.6 million at March 31, 2010.  A $45.8 million increase in the volume of NOW, money market and savings deposits, primarily in consumer and commercial Platinum money market accounts, offset a $16.2 million decrease in the average volume of time deposits.  We offer competitive market rates of interest on our Platinum money market accounts, and in the current rate environment those rates are comparable to rates earned on time deposits.  The average volume of retail repurchase agreements, included in securities sold under agreements to repurchase, increased $15.4 million in quarterly comparison, despite a 75 basis point reduction in rates.

The average rate paid on the Company’s junior subordinated debentures decreased 65 basis points from first quarter of 2009 to first quarter of 2010 on the $8.2 million of outstanding debentures.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at March 31, 2010 was 2.77%.  The debentures mature on September 20, 2034 but may be repaid sooner, under certain circumstances.  The Company also has outstanding $7.2 million of junior subordinated debentures due 2031 that carry a fixed interest rate of 10.20%.

As a result of the yield and balance sheet changes described above, the FTE net interest margin decreased 39 basis points, from 5.13% for the first quarter of 2009 to 4.74% for the first quarter of 2010.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended March 31,
	2010			2009
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$152,215	$1,000	2.63%	$101,777	1,146	4.50%
Tax exempt2	111,746	1,447	5.18%	119,825	1,614	5.39%
Other investments	13,425	41	1.22%	4,356	33	3.03%
Total investments	277,386	2,488	3.59%	225,958	2,793	4.94%
Time deposits in other banks	26,114	74	1.15%	9,023	75	3.37%
Federal funds	261	-	0.00%	1,587	1	0.25%
Loans
Commercial and real estate	476,364	7,788	6.63%	488,297	8,036	6.67%
Installment	103,100	2,011	7.91%	112,485	2,362	8.52%
Total loans3	579,464	9,799	6.86%	600,782	10,398	7.02%
Total earning assets	883,225	12,361	5.68%	837,350	13,267	6.43%
Allowance for loan losses	(7,832)			(7,416)
Nonearning assets	93,899			92,156
Total assets	$969,292			$922,090

Liabilities and stockholders’ equity
NOW, money market, and savings	$467,720	$1,007	0.87%	$421,942	$1,104	1.06%
Time deposits	127,893	560	1.78%	144,063	1,070	3.01%
Total interest bearing deposits	595,613	1,567	1.07%	566,005	2,174	1.56%
Securities sold under repurchase agreements	44,001	226	2.05%	28,563	200	2.80%
Federal funds purchased	987	2	0.81%	2,336	5	0.86%
Other borrowings	2,766	3	0.44%	18,756	23	0.50%
Junior subordinated debentures	15,465	241	6.23%	15,465	266	6.88%
Total interest bearing liabilities	658,832	2,039	1.26%	631,125	2,668	1.71%

Demand deposits	169,999			192,319
Other liabilities	5,873			6,156
Stockholders’ equity	134,588			92,490
Total liabilities and stockholders’ equity	$969,292			$922,090

Net interest income and net interest spread		$10,322	4.42%		$10,599	4.72%
Net yield on interest earning assets			4.74%			5.13%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $422,000 for 2010 and $474,000 for 2009 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $722,000 for 2010 and $798,000 for 2009.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended March 31, 2010 compared to March 31, 2009
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(146)	$440	$(586)
Tax exempt	(167)	(106)	(61)
Other investments	8	37	(29)
Federal funds sold	(1)	(1)	-
Time deposits in other banks	(1)	72	(73)
Loans, including fees	(599)	(364)	(235)
Total	(906)	78	(984)

Interest paid on:
Interest bearing deposits	(607)	109	(716)
Securities sold under repurchase agreements	26	89	(63)
Federal funds purchased	(3)	(3)	-
Other borrowings	(20)	(17)	(3)
Junior subordinated debentures	(25)	-	(25)
Total	(629)	178	(807)

Taxable-equivalent net interest income	$(277)	$(100)	$(177)

Note: In Table 2, changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income for the first quarter of 2010 totaled $3,641,000, or 3.1% above the $3,530,000 earned in the first quarter of 2009.  The $111,000 increase resulted primarily from a $60,000 increase in service charges on deposit accounts and a $31,000 increase in other ATM and debit card income due to a higher volume of deposit account activity.

Non-interest Expenses

Non-interest expense decreased $532,000, or 4.7%, from $11.3 million at March 31, 2009 to $10.7 million at March 31, 2010.   Efforts to reduce controllable expenses resulted in a $230,000 decrease in other non-interest expense, including a $143,000 decrease in marketing expense, $52,000 in credit reporting expense, and $50,000 in professional fees associated with a customer relationship management system.   A $229,000 decrease in salaries and benefits costs resulted primarily from a $237,000 decrease in group health insurance expense due to a lower amount of insurance claims experienced in the first quarter of 2010.

Analysis of Statement of Condition

We ended the first quarter of 2010 with total assets of $974.4 million, a 0.2% increase over the $972.1 million in total assets recorded at December 31, 2009.  Deposits decreased $2.8 million, totaling $770.4 million as of March 31, 2010, compared to $773.3 million on December 31, 2009.  Total loans were $576.3 million, a decrease of $8.8 million, or 1.5%, over the $585.0 million reported as of December 31, 2009.  Loans decreased as commercial customers used cash flows to pay down debt and continued economic concerns stemmed loan production in both commercial and retail credits.

In the deposit portfolio, interest-bearing deposits decreased $3.5 million in the first three months of 2010, as non-interest-bearing deposits increased $0.7 million.  The decrease in interest-bearing deposits was primarily driven by a decrease of $10.1 million in time deposits and a $5.4 million decrease in interest-bearing checking accounts, partially offset by a $12.0 million increase in money market deposits.

Securities available-for-sale totaled $262.2 million at March 31, 2010, down $9.6 million from $271.8 million at December 31, 2009.  Securities held-to-maturity decreased $1.0 million, from $3.0 million at December 31, 2009 to $2.0 million at March 31, 2010.  Both portfolios were affected by maturities and calls during the first three months of 2010.

The composition of the Company’s loan portfolio is reflected in Table 3 below.

Table 3 Composition of Loans (in thousands)
	March 31, 2010	December 31, 2009
Commercial, financial, and agricultural	$189,127	$192,347
Lease financing receivable	6,398	7,589
Real estate – mortgage	268,302	265,175
Real estate – construction	39,258	39,544
Installment loans to individuals	72,211	79,476
Other	954	911
Total loans	$576,250	$585,042

Loans declined in all primary categories, with the exception of a $3.1 million increase in the real estate mortgage category for the quarter ended March 31, 2010.   Within the $268.3 million real estate mortgage portfolio, $174.6 million represented loans secured primarily by commercial real estate, 74.3% of which was owner-occupied.  Real estate mortgage loans secured by 1-4 family residential properties totaled $76.1 million, 81.3% of which represented loans secured by first liens. Within the $39.3 million real estate construction portfolio, 86.5% represented commercial construction and land development and 13.5% represented residential construction and consumer property.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at March 31, 2010.

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

For the period ended March 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $22.5 million in projected cash flows from securities repayments for the remainder of 2010 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of March 31, 2010, we had no borrowings with the FRB-Atlanta or the FHLB-Dallas.  The Company has $21.6 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $123.4  million if necessary to meet liquidity needs.  Additionally, we transferred $27.9 million in loan collateral from the FHLB-Dallas for pledging under a Borrower-in-Custody (“BIC”) line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $144.8 million at March 31, 2010.  An additional unsecured borrowing line totaling $26.1 million is available through a primary correspondent bank.  The unsecured line has been renewed and increased recently to ensure availability and we monitor the stability of our primary correspondent bank.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

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

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series A Preferred Stock, issued in the CPP transaction, and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001, the terms of which are described in the notes to the consolidated financial statements.  Dividends from the Bank totaling $1,750,000 provided additional liquidity for the Company in 2009.  Although no dividends have been paid to the Company in the first quarter of 2010, as of January 1, 2010, the Bank had the ability to pay dividends to the Company of approximately $10.9 million without prior approval from its primary regulator.  At December 31, 2009, the parent company had approximately $31.1 million cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock, trust preferred and other securities to provide funds as needed for operations and future growth of the Company.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At March 31, 2010, the Company and the Bank were in compliance with statutory minimum capital requirements and was classified as “well capitalized”.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of March 31, 2010, the Company’s leverage ratio was 14.29%, Tier 1 capital to risk-weighted assets was 20.68% and total capital to risk-weighted assets was 21.91%.  The Bank had a leverage capital ratio of 10.62% at March 31, 2010.

Asset Quality

Credit Risk Management

We manage credit risk primarily by observing written, board approved policies that govern all credit underwriting and approval activities.  The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, Bank concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At March 31, 2010, one industry segment concentration, the oil and gas industry, aggregates more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $108.7 million, or 18.9% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At March 31, 2010, loans secured by commercial real estate totaled approximately $174.6 million, 74.3% of which is owner-occupied real estate.

Nonperforming Assets and Allowance for Loan Losses

Table 4 summarizes the Company's nonperforming assets for the quarters ending March 31, 2010 and 2009, and December 31, 2009.

Table 4 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	March 31, 2010	December 31, 2009	March 31, 2009
Nonaccrual loans	$20,362	$16,183	$15,713
Loans past due 90 days and over and still accruing	508	378	1,250
Total nonperforming loans	20,870	16,561	16,963
Other real estate owned	927	792	843
Other foreclosed assets	81	51	255
Total nonperforming assets	$21,878	$17,404	$18,061

Nonperforming assets to total assets	2.25%	1.79%	1.96%
Nonperforming assets to total loans + OREO + other foreclosed assets	3.79%	2.97%	3.02%
ALLL to nonperforming loans	37.93%	48.28%	45.99%
ALLL to total loans	1.37%	1.37%	1.31%

YTD charge-offs	$1,281	$5,268	$856
YTD recoveries	(53)	(227)	(71)
YTD net charge-offs	$1,228	$5,041	$785
Annualized net charge-offs to total loans	0.85%	0.86%	0.53%

Nonaccrual loans totaled $20.4 million as of March 31, 2010, compared to $16.2 million as of December 31, 2009 and $15.7 million at March 31, 2009.  The increase in nonaccruals year-over-year and in linked-quarter comparison resulted primarily from the addition of a $4.1 million commercial loan secured by a marine vessel and a first mortgage on residential real estate.  Of the remaining $16.3 million in nonaccrual loans, $11.6 million, or 71.0%, represented two large commercial real estate loan relationships in the Baton Rouge market.  Loans past due 90 days or more and still accruing totaled $0.5 million at March 31, 2010, a decrease of $750,000 from the $1.25 million reported for March 31, 2009 and an increase of $100,000 from the $0.4 million reported for December 31, 2009.  With the addition of the $4.1 million marine vessel loan added to nonaccrual loans, total nonperforming assets to total assets were 2.25% at March 31, 2010, compared to 1.96% at March 31, 2009 and 1.79% at December 31, 2009.  Additional information regarding impaired loans is included in Note 4 – Allowance for Loan Losses in the notes to the interim consolidated financial statements.

Allowance coverage for nonperforming loans was 37.93% at March 31, 2010, compared to 48.28% at December 31, 2009 and 45.99% at March 31, 2009.  Annualized year-to-date net charge-offs were 0.85% of total loans for the first quarter of 2010 compared to 0.86% for the fourth quarter of 2009 and 0.53% for the first quarter of 2009.  The ALL/total loans ratio was 1.37% at both March 31, 2010 and December 31, 2009, compared to 1.31% at March 31, 2009.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The allowance is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $7.9 million in the allowance as of March 31, 2010 is sufficient to cover probable losses in the loan portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes from the information regarding market risk disclosed under the heading “Funding Sources - Interest Rate Sensitivity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the first quarter of 2010, there were no changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company is monitoring the developments of the oil spill in the Gulf of Mexico.  The extent of the potential effects on our customers and the areas in which they operate is presently being evaluated.  The future effects of the oil spill could impact the company and our earnings, but until more is known about the magnitude of the situation, it is premature to reasonably determine the impact.

There have been no other material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.  We can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition.  We disclaim any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any equity securities during the quarter ended March 31, 2010.

The Company is currently prohibited from repurchasing its common shares due to its participation in the Capital Purchase Plan with the Treasury.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

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

None.

*	Filed herewith.
**	Furnished herewith.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: May 10, 2010
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO
(Principal Executive Officer)
/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)
/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)