Form 10-Q
period 2010-06-30
MIDSOUTH BANCORP INC
filed 2010-08-09
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

As of August 6, 2010, there were 9,725,252 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information
        Item 1. Financial Statements.
Consolidated Statements of Condition (unaudited) Consolidated Statements of Earnings (unaudited)
Consolidated Statement of Stockholders’ Equity (unaudited)
Consolidated Statements of Cash Flows (unaudited)
Notes to Interim Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Forward-Looking Statements
Critical Accounting Policies
Results of Operations
Analysis of Statement of Condition
Bank Liquidity
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4T. Controls and Procedures.
Part II – Other Information
Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Removed and Reserved
Item 5. Other Information.
Item 6. Exhibits.

Part I – Financial Information

Item 1. Financial Statements.
MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition (dollars in thousands, except share data)
	June 30, 2010 (unaudited)	December 31, 2009* (audited)
Assets
Cash and due from banks, including required reserves of $3,624 and $3,460, respectively	$23,571	$22,842
Interest-bearing deposits in banks	7,820	509
Federal funds sold	4,900	-
Time deposits held in banks	10,060	26,122
Securities available-for-sale, at fair value (cost of $270,663 at June 30, 2010 and $265,892 at December 31, 2009)	277,707	271,808
Securities held-to-maturity (fair value of $1,623 at June 30, 2010 and $3,121 at December 31, 2009)	1,588	3,043
Other investments	5,068	4,902
Loans	586,062	585,042
Allowance for loan losses	(8,471)	(7,995)
Loans, net	577,591	577,047
Bank premises and equipment, net	37,213	38,737
Accrued interest receivable	4,510	4,808
Goodwill and intangibles	9,431	9,483
Cash surrender value of life insurance	4,620	4,540
Other assets	7,702	8,301
Total assets	$971,781	$972,142

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$177,840	$175,173
Interest bearing	592,067	598,112
Total deposits	769,907	773,285
Securities sold under agreements to repurchase	44,668	47,059
Federal funds purchased	-	1,700
Junior subordinated debentures	15,465	15,465
Other liabilities	6,018	5,356
Total liabilities	836,058	842,865
Stockholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized, 20,000 shares issued and outstanding at June 30, 2010 and at December 31, 2009	19,310	19,211
Common stock, $0.10 par value; 30,000,000 shares authorized, 9,875,729 issued and 9,725,252 outstanding at June 30, 2010 and 9,488,933 issued and 9,318,268 outstanding at December 31, 2009	988	949
Additional paid-in capital	89,786	85,263
Unearned ESOP shares	(162)	(217)
Accumulated other comprehensive income	4,649	3,904
Treasury stock – 150,477 shares at June 30, 2010 and 170,665 shares at December 31, 2009, at cost	(3,286)	(3,544)
Retained earnings	24,438	23,711
Total stockholders’ equity	135,723	129,277
Total liabilities and stockholders’ equity	$971,781	$972,142

See notes to unaudited consolidated financial statements. * Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$9,929	$10,294	$19,728	$20,693
Securities and other investments:
Taxable	891	1,001	1,891	2,148
Nontaxable	998	1,097	2,023	2,237
Federal funds sold	1	18	1	19
Time deposits in other banks	62	56	136	131
Other investments and interest bearing deposits	48	30	89	62
Total interest income	11,929	12,496	23,868	25,290

Interest expense:
Deposits	1,424	2,040	2,991	4,214
Securities sold under agreements to repurchase	238	272	464	472
Federal funds purchased	-	-	2	5
Other borrowed money	-	-	3	23
Junior subordinated debentures	243	262	484	528
Total interest expense	1,905	2,574	3,944	5,242

Net interest income	10,024	9,922	19,924	20,048
Provision for loan losses	1,500	2,100	2,650	3,100
Net interest income after provision for loan losses	8,524	7,822	17,274	16,948

Non-interest income:
Service charges on deposits	2,610	2,577	5,058	4,965
ATM and debit card income	844	785	1,630	1,540
Other charges and fees	570	496	977	883
Total non-interest income	4,024	3,858	7,665	7,388

Non-interest expenses:
Salaries and employee benefits	4,938	5,272	10,188	10,752
Occupancy expense	2,284	2,295	4,532	4,629
FDIC insurance	337	752	652	1,053
Other	3,610	2,813	6,531	5,964
Total non-interest expenses	11,169	11,132	21,903	22,398

Income before income taxes	1,379	548	3,036	1,938
Provision for income taxes	129	(197)	351	(40)

Net earnings	1,250	745	2,685	1,978
Dividends on preferred stock and accretion of warrants	299	299	598	576
Net earnings available to common shareholders	$951	$446	$2,087	$1,402

Earnings per share:
Basic	$0.10	$0.07	$0.22	$0.21
Diluted	$0.10	$0.07	$0.22	$0.21

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Six Months Ended June 30, 2010 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Shares	Income	Stock	Earnings	Total
Balance- January 1, 2010	20,000	$19,211	9,488,933	$949	$85,263	$(217)	$3,904	$(3,544)	$23,711	$129,277
Net earnings	-	-	-	-	-	-	-	-	2,685	2,685
Net change in unrealized gains on securities available-for-sale, net of taxes	-	-	-	-	-	-	745	-	-	745
Comprehensive income	-	-	-	-	-	-	-	-	-	3,430
Issuance of common and treasury stock due to overallotment, net of discount and offering expenses	-	-	384,811	39	4,472	-	-	258	-	4,769
Dividends on preferred stock and accretion of common stock warrants	-	99	-	-	-	-	-	-	(598)	(499)
Dividends on common stock, $0.14 per share	-	-	-	-	-	-	-	-	(1,360)	(1,360)
Exercise of stock options	-	-	1,985	-	17	-	-	-	-	17
ESOP compensation expense	-	-	-	-	31	55	-	-	-	86
Stock option expense	-	-	-	-	3	-	-	-	-	3
Balance- June 30, 2010	20,000	$19,310	9,875,729	$988	$89,786	$(162)	$4,649	$(3,286)	$24,438	$135,723

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$2,685	$1,978
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,785	1,867
Provision for loan losses	2,650	3,100
Provision for deferred tax benefit	(466)	(229)
Amortization of premiums on securities, net	591	361
Stock option expense	3	16
Net loss on sale of other real estate owned	141	-
Net loss on sale of premises and equipment	64	4
Change in accrued interest receivable	298	354
Change in accrued interest payable	(124)	(388)
Other, net	1,439	2,818
Net cash provided by operating activities	9,066	9,881

Cash flows from investing activities:
Net decrease (increase) in time deposits in other banks	16,062	(12,000)
Proceeds from maturities and calls of securities available-for-sale	20,752	52,884
Proceeds from maturities and calls of securities held-to-maturity	1,456	2,825
Purchases of securities available-for-sale	(26,107)	(31,524)
Purchases of other investments	(172)	(124)
Net change in loans	(3,474)	9,426
Purchase of premises and equipment	(274)	(809)
Proceeds from sale of premises and equipment	-	1
Proceeds from sales of other real estate owned	409	14
Purchase of other real estate owned	(450)	-
Net cash provided by investing activities	8,202	20,693

Cash flows from financing activities:
Change in deposits	(3,378)	(4,052)
Change in repurchase agreements	(2,391)	20,835
Change in federal funds purchased	(1,700)	(14,900)
Change in Federal Reserve Discount Window borrowings	-	(36,000)
Net proceeds from the issuance of preferred stock	-	19,954
Issuance of common stock and treasury stock, net of offering expenses	4,769	-
Payment of dividends on preferred stock	(499)	(350)
Payment of dividends on common stock	(1,146)	(1,191)
Proceeds from exercise of stock options	17	-
Excess tax benefit from stock option exercises, net adjustment	-	(3)
Net cash used in financing activities	(4,328)	(15,707)

Net increase in cash and cash equivalents	12,940	14,867

Cash and cash equivalents, beginning of period	23,351	24,786

Cash and cash equivalents, end of period	$36,291	$39,653

Supplemental information- Noncash items
Accrued preferred stock dividends	$128	$128
Accretion of warrants	99	99
Transfer of loans to other real estate owned	(336)	(514)
Net change in loan to ESOP	55	(254)

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
June 30, 2010
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of June 30, 2010 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry.  There have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our 2009 Annual Report on Form 10-K.

Recent Accounting Pronouncements— In July 2010 FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), which is intended to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables by requiring companies to provide more information in disclosures about the credit quality of financing receivables and the credit reserves held against receivables.  Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  For public companies, the amendments that require disclosure as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  As ASU 2010-20 amends only the disclosure requirements for loans and leases and the allowance for credit losses, the adoption will have no impact on our consolidated financial statements.

ASU 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements, removes the requirement for SEC filers to disclose the date though which subsequent events have been evaluated in order to remedy potential conflicts with the SEC’s requirements.  In addition, the ASU revises and clarifies the evaluation and disclosure requirements for all entities.  The ASU was effective upon issuance, February 24, 2010.  The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

ASU No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends FASB Accounting Standards Codification topic 820-10-50, Fair Value Measurements and Disclosures, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and Level 2.   In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however requirements to disclose separately purchases, sales, issuances and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements for the quarter ended June 30, 2010.

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

2.  Investment Securities
The portfolio of securities consisted of the following (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$116,898	$1,210	$-	$118,108
Obligations of state and political subdivisions	110,618	4,370	51	114,937
GSE mortgage-backed securities	12,237	885	-	13,122
Collateralized mortgage obligations	30,838	692	66	31,464
Financial institution equity security	72	4	-	76
	$270,663	$7,161	$117	$277,707

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$102,249	$459	$185	$102,523
Obligations of state and political subdivisions	113,232	4,180	111	117,301
GSE mortgage-backed securities	14,888	746	-	15,634
Collateralized mortgage obligations	35,451	870	43	36,278
Financial institution equity security	72	-	-	72
	$265,892	$6,255	$339	$271,808

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$1,588	$35	$-	$1,623

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$3,043	$78	$-	$3,121

With the exception of two private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $130,000 at June 30, 2010, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at June 30, 2010 by contractual maturity are shown in the following table (in thousands).  Except for mortgage-backed securities, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$21,623	$21,950
Due after one year through five years	147,347	150,532
Due after five years through ten years	42,059	43,736
Due after ten years	16,487	16,827
Mortgage-backed securities and collateralized mortgage obligations	43,075	44,586
Equity securities with readily determinable market values	72	76
	$270,663	$277,707

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$900	$911
Due after one year through five years	688	712
	$1,588	$1,623

Details concerning investment securities with unrealized losses as of June 30, 2010 are as follows (in thousands):

	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Obligations of state and political subdivisions	$3,787	$51	$-	$-	$3,787	$51
Collateralized mortgage obligations	12,498	49	247	17	12,745	66
	$16,285	$100	$247	$17	$16,532	$117

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

The unrealized losses on debt securities at June 30, 2010 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality.  At June 30, 2010, management had no intent to sell the securities and determined it was more likely than not that the Company would not have to sell the securities and no other than temporary impairment was evident.  No other than temporary impairment losses were recognized during the six months ended June 30, 2010.

Each quarter management evaluates whether the unrealized losses on its equity security represents impairment that is other than temporary.  Management assesses the likelihood of recovery in fair value and the length of time over which a recovery would occur.  Management also considers whether there is both the ability and intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary.  The equity security is an investment in a portfolio of common stocks of community bank holding companies.  The Company did not recognize any impairment on the equity security for the six months ended June 30, 2010.

Of the U.S. Government agency securities, none of the 14 contained unrealized losses at June 30, 2010.  Of the 186 securities issued by state and political subdivisions, 6 contained unrealized losses.  Of the mortgage-backed securities, none of the 45 contained unrealized losses.  Of the collateralized mortgage obligations, 7 out of 18 contained unrealized losses.  The only equity security held by the Company at June 30, 2010 contained an unrealized gain.

During the six months ended June 30, 2010 and year ended December 31, 2009 , respectively, the Company did not sell any securities.  Securities with an aggregate carrying value of approximately $140,284,000 and $108,505,000 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3.  Other Investments

The Company is required to own stock in the Federal Reserve Bank of Atlanta (“FRB-Atlanta”) and as a member of the Federal Home Loan Bank system, owns stock in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”).  The Company accounts for FRB-Atlanta and FHLB-Dallas stock as other investments along with stock ownership in two correspondent banks and a Community Reinvestment Act (“CRA”) investment in a Senior Housing Crime Prevention program in Louisiana. The CRA investment consisted of three government-sponsored agency mortgage-backed securities purchased by the Company and held by the Senior Housing Crime Prevention program.  The majority of the interest earned on the securities provides income to the program.

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of June 30, 2010 and December 31, 2009, based upon quarterly reviews, management determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

FRB-Atlanta	$1,624	$1,473
FHLB-Dallas	583	562
Other bank stocks	713	713
CRA investment	2,148	2,154
	$5,068	$4,902

4.     Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$7,917	$7,801	$7,995	$7,586
Provision for loan losses	1,500	2,100	2,650	3,100
Recoveries	99	60	151	131
Loans charged-off	(1,045)	(1,923)	(2,325)	(2,779)
Reclassifications	-	-	-	-
Balance, end of period	$8,471	$8,038	$8,471	$8,038

The Company’s loans individually evaluated for impairment were approximately $27.5 million at June 30, 2010 and $23.2 million at December 31, 2009.  Specific reserves totaling $2.0 million were established for $12.1 million of impaired loans reported at June 30, 2010.  At December 31, 2009, specific reserves totaling $2.3 million were established for $12.3 million of impaired loans reported for the fourth quarter 2009.  Interest recognized on impaired loans totaled $66,000 at June 30, 2010.  One commercial loan totaling $1.2 million was classified as a troubled debt restructuring during the second quarter of 2010 due to a reduction in monthly payments granted to the borrower.  The loan was subsequently paid off in the first week of August 2010.

5.     Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings available to common shareholders	$951	$446	$2,087	$1,402
Weighted average number of common shares outstanding used in computation of basic earnings per common share	9,707	6,589	9,692	6,598
Effect of dilutive securities:
Stock options and warrants	22	18	23	15
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	9,729	6,607	9,715	6,613

Options on 23,786 shares and 22,047 shares of restricted stock were not included in computed diluted earnings for the quarter and six months ended June 30, 2010 because the effect of these shares was anti-dilutive.  As a result of the completion of a qualified equity offering in December 2009, warrants issued to the U. S. Department of the Treasury (the “Treasury”) to purchase 208,768 shares of our common stock were reduced to 104,384 shares.  The 104,384 shares subject to the warrants are included in the computation of diluted earnings per share.

6.     Declaration of Dividends

A first quarter dividend of $0.07 per share for holders of common stock of record on March 17, 2010 was declared on January 27, 2010 and was paid on April 1, 2010.  On April 21, 2010, the Company declared a second quarter dividend of $0.07 per share for holders of common stock of record on June 16, 2010, paid on July 1, 2010.  A third quarter dividend was declared on July 14, 2010 in the amount of $0.07 per share for holders of common stock of record on September 16, 2010, payable on October 1, 2010.

The Company’s ability to declare and pay dividends on its common stock is subject to first having paid all accrued cumulative preferred dividends that are due.  For three years following the issuance of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) to the Treasury on January 9, 2009, the Company may not increase its per share common stock dividend rate above $0.28 without the Treasury’s consent, unless the Treasury has transferred all the Series A Preferred Stock to third parties.

7. Employee Stock Plans

On June 30, 2010, the Personnel Committee of the Board of Directors of MidSouth Bancorp, Inc. (the “Company”) made grants of 22,047 shares of restricted stock under the Company’s 2007 Omnibus Incentive Compensation Plan to certain officers and employees of the Company.  The restricted shares of stock, which are subject to the terms of a Restricted Stock Grant Agreement between the Company and each recipient, will fully vest on the third anniversary of the grant date.  Prior to vesting, the recipient will be entitled to vote the shares and receive dividends, if any, declared by the Company with respect to its common stock.  The restricted shares had a market value of $12.77 per share or $281,540 on the date of issuance.  The compensation expense of $281,540 will be recognized on a quarterly basis over the three year vesting period.

8.     Fair Value Measurement

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

Time Deposits in Other Banks—The carrying value of time deposits in other banks is a reasonable estimate of fair value.

Securities Available-for-Sale—Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Securities are classified as Level 2 within the valuation hierarchy when the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Level 2 inputs are used to value U.S. Agency securities, mortgage-backed securities, municipal securities, single issue trust preferred securities, certain pooled trust preferred securities, and certain equity securities that are not actively traded.

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

Assets Recorded at Fair Value

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2010 using:
Description	at June 30, 2010	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government agencies	$118,108	$-	$118,108	$-
Obligations of state and political subdivisions	114,937	-	114,937	-
GSE mortgage-backed securities	13,122	-	13,122	-
Collateralized mortgage obligations	31,464	-	31,464	-
Financial institution equity security	76	76	-	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are level 2 assets at fair value less costs to sell measured using appraisals of the collateral from external parties.  Other real estate owned are also level 2 assets at fair value less costs to sell measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2010 using:
Description	at June 30, 2010	Level 1	Level 2	Level 3
Impaired loans	$10,050	$-	$10,050	$-
Other real estate owned	1,002	-	1,002	-

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

The estimated fair values of the Company’s financial instruments are as follows at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$36,291	$36,291	$23,351	$23,351
Time deposits held in banks	10,060	10,060	26,122	26,122
Securities available-for-sale	277,707	277,707	271,808	271,808
Securities held-to-maturity	1,588	1,623	3,043	3,121
Loans, net	577,591	584,809	577,047	583,142
Other investments	5,068	5,068	4,902	4,902
Cash surrender value of life insurance policies	4,620	4,620	4,540	4,540
Financial liabilities:
Non-interest-bearing deposits	177,840	177,840	175,173	175,173
Interest-bearing deposits	592,067	593,026	598,112	598,932
Borrowings	44,668	44,668	48,759	48,759
Junior subordinated debentures	15,465	16,297	15,465	15,771

9. Subsequent Events

The Company has evaluated all subsequent events and transactions that occurred after June 30, 2010 up through the date of filing this Quarterly Report on Form 10-Q.  No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company") is a bank holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly-owned subsidiary bank MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in south Louisiana and southeast Texas with 35 locations and more than 50 ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

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

Forward-Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “could,” “would,” “should,” “potential,” “forecast” and similar expressions are typically used to identify forward-looking statements.  These statements include, among others, statements regarding future results, changes in the local and national economy including the oil spill in the Gulf of Mexico and the six month moratorium on deepwater drilling, the work-out of nonaccrual loans and potential acquisitions.  Actual results may differ materially from the results anticipated in these forward-looking statements.  Factors that might cause such a difference include, among other matters, changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels; changes in local economic and business conditions, including, without limitation, changes related to the oil and gas industries, that could adversely affect customers and their ability to repay borrowings under agreed upon terms, adversely affect the value of the underlying collateral related to their borrowings, and reduce demand for loans; the timing and ability to reach any agreement to restructure nonaccrual loans;  increased competition for deposits and loans which could affect compositions, rates and terms; the timing and impact of future acquisitions, the success or failure of integrating operations, and the ability to capitalize on growth opportunities upon entering new markets; loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels; legislative and regulatory changes, including the impact of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and other changes in banking, securities and tax laws and regulations and their application by our regulators, changes in the scope and cost of FDIC insurance and other coverages, and changes in the U.S. Treasury’s Capital Purchase Program ("CPP"); and other factors discussed under the heading “Risk Factors” in this Quarterly Report, MidSouth’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010 and in its other filings with the SEC.

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

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $951,000 for the second quarter of 2010, an increase of 113% compared to net earnings available to common shareholders of $446,000 reported for the second quarter of 2009.  Diluted earnings for the second quarter of 2010 were $0.10 per common share, an increase of 42.9% from $0.07 per common share reported for the second quarter of 2009.

Second quarter net earnings available to common shareholders compared to the same period for the prior year were positively impacted by a $600,000 decrease in the provision for loan losses,  which offset a $326,000 increase in tax expense.  Quarterly revenues, defined as net interest income and non-interest income, increased $268,000 in quarterly comparison.  Net interest income increased $102,000 as a decrease in interest expense on deposits and borrowings exceeded the decrease in interest income from earning assets.  Non-interest income increased $166,000, primarily due to increases of $66,000 in letters of credit income, $59,000 in ATM/debit card income and $34,000 in service charges on deposit accounts.  Non-interest expense increased $37,000 in quarterly comparison as increases primarily consisting of $259,000 in marketing costs, $180,000 in expenses on other real estate owned (“OREO”), $101,000 in data processing costs, $92,000 in ATM and debit card expenses, and $87,000 in professional and consulting fees were offset by decreases of $334,000 in salaries and benefit costs and $415,000 in FDIC assessments.  The significant decrease in FDIC premiums is due to the one-time assessment recorded in the second quarter of 2009.  The decrease in salaries and benefit costs resulted primarily from a $313,000 decrease in group health insurance expense as MidSouth’s partially self-funded group health insurance plan experienced a lower amount of insurance claims for the first six months of 2010 compared to the first six months of 2009.

In year-to-date comparison, a $495,000 reduction in non-interest expenses, a $450,000 decrease in the provision for loan losses and a $277,000 increase in non-interest income had a positive impact on earnings.  A $124,000 decrease in net interest income and a $391,000 increase in tax expense lowered the impact to a net $685,000 increase in net income available to common shareholders for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The $495,000 reduction in non-interest expenses was primarily driven by a $401,000 decrease in FDIC premiums related to the one-time assessment recorded in the second quarter of 2009.  Increases in marketing, professional and consulting fees, and OREO expenses were offset by reductions in several non-interest expense categories.  The $277,000 improvement in non-interest income was primarily driven by increases in service charges on deposit accounts and ATM and debit card income.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.73% and 4.92% for the three months ended June 30, 2010 and 2009, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, respectively.

Fully taxable-equivalent (“FTE”) net interest income totaled $10.43 million for the second quarter of 2010, an increase of 0.5%, or $56,000, from the $10.38 million reported for the second quarter of 2009.  The increase in FTE net interest income resulted primarily from a 45 basis point reduction in the average rate paid on interest-bearing liabilities, from 1.63% at June 30, 2009 to 1.18% at June 30, 2010.  The $669,000 reduction in interest expense offset a $613,000 decrease in interest income on earning assets for the period.  Interest income on loans declined due to a $14.4 million decrease in the average volume and an 8 basis point decrease in the average yield on loans in quarterly comparison. Interest income on investments decreased as the impact of the 150 basis point decline in the average yield on investments offset a $67.5 million increase in the average volume.  Investments yields declined throughout 2009 as cash flows from maturing and called securities earning higher yields were reinvested primarily in lower-yielding shorter-term agency bonds.  Investment yields were further impacted by an increase in cash held overnight earning interest at a rate of 25 basis points or less.  The $67.5 million increase in the average volume of investments resulted primarily from the temporary investment of capital proceeds from our common stock offering in December 2009.

A 45 basis point reduction in the average rate paid on interest-bearing deposits lowered interest expense in prior year quarterly comparison and significantly reduced the impact of the decrease in interest income on earning assets.  The average volume of interest-bearing deposits increased $12.0 million, from $575.1 million at June 30, 2009 to $587.1 million at June 30, 2010.  A $30.3 million increase in the volume of NOW, money market and savings deposits, primarily in consumer and commercial Platinum money market accounts, offset an $18.3 million decrease in the average volume of time deposits.  We offer competitive market rates of interest on our Platinum money market accounts, and in the current rate environment those rates are comparable to rates earned on time deposits.  The average volume of retail repurchase agreements, included in securities sold under agreements to repurchase, increased $2.2 million in quarterly comparison, despite a 41 basis point reduction in rates.

The average rate paid on the Company’s junior subordinated debentures decreased 48 basis points from second quarter of 2009 to second quarter of 2010 due to the rate change on the $8.2 million of variable rate debentures.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at June 30, 2010 was 3.04%.  The debentures mature on September 20, 2034 but may be repaid sooner, under certain circumstances.  The Company also has outstanding $7.2 million of junior subordinated debentures due 2031 that carry a fixed interest rate of 10.20%.  The Company is currently evaluating what impact, if any, the Dodd-Frank Act will have on its outstanding debentures.

As a result of the yield and balance sheet changes described above, the FTE net interest margin decreased 19 basis points, from 4.92% for the second quarter of 2009 to 4.73% for the second quarter of 2010.

In year-to-date comparison, FTE net interest income decreased $221,000 as interest income from loans and investments decreased $1.5 million, partially offset by a $1.3 million reduction in interest expense.  The decrease in interest income on average earning assets resulted primarily from a 64 basis point decline in the average yield earned on interest earning assets, from 6.28% at June 30, 2009 to 5.64% at June 30, 2010, driven by lower investment yields.  An average volume increase of $42.3 million in average earning assets partially offset the impact of lower yields.  Interest expense decreased primarily due to a 45 basis point reduction in the average rate paid on interest-bearing liabilities, from 1.67% at June 30, 2009 to 1.22% at June 30, 2010, driven by a decrease in the average rate paid on interest-bearing deposits.  As a result, the taxable-equivalent net interest margin declined 29 basis points, from 5.03% for the six months ended June 30, 2009 to 4.74% for the six months ended June 30, 2010.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended June 30,
	2010			2009
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$143,652	$891	2.48%	$93,010	$1,001	4.30%
Tax exempt2	109,549	1,408	5.14%	115,933	1,553	5.36%
Other investments	27,670	48	0.69%	4,404	30	2.72%
Total investments	280,871	2,347	3.34%	213,347	2,584	4.84%
Time deposits in other banks	19,425	62	1.28%	10,144	56	2.21%
Federal funds	2,152	1	0.18%	25,826	18	0.28%
Loans
Commercial and real estate	486,175	7,930	6.54%	486,222	7,936	6.55%
Installment	95,390	1,999	8.41%	109,733	2,358	8.62%
Total loans3	581,565	9,929	6.85%	595,955	10,294	6.93%
Total earning assets	884,013	12,339	5.60%	845,272	12,952	6.15%
Allowance for loan losses	(7,769)			(7,593)
Nonearning assets	91,625			89,199
Total assets	$967,869			$926,878

Liabilities and stockholders’ equity
NOW, money market, and savings	$466,002	$954	0.82%	$435,659	$1,163	1.07%
Time deposits	121,138	470	1.56%	139,444	877	2.52%
Total interest bearing deposits	587,140	1,424	0.97%	575,103	2,040	1.42%
Securities sold under repurchase agreements	46,292	238	2.06%	44,092	272	2.47%
Federal funds purchased	-	-	0.00%	1	-	0.00%
Junior subordinated debentures	15,465	243	6.22%	15,465	262	6.70%
Total interest bearing liabilities	648,897	1,905	1.18%	634,661	2,574	1.63%

Demand deposits	177,525			190,097
Other liabilities	6,024			7,428
Stockholders’ equity	135,423			94,692
Total liabilities and stockholders’ equity	$967,869			$926,878

Net interest income and net interest spread		$10,434	4.42%		$10,378	4.52%
Net yield on interest earning assets			4.73%			4.92%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $410,000 for 2010 and $456,000 for 2009 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $791,000 for 2010 and $744,000 for 2009.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Six Months Ended June 30,
	2010			2009
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$147,910	$1,891	2.56%	$97,369	$2,148	4.41%
Tax exempt2	110,642	2,855	5.16%	117,868	3,166	5.37%
Other investments	20,587	89	0.86%	4,357	62	2.85%
Total investments	279,139	4,835	3.46%	219,594	5,376	4.90%
Time deposits in other banks	22,752	136	1.21%	9,610	131	2.75%
Federal funds	1,211	1	0.16%	13,774	19	0.27%
Loans
Commercial and real estate	481,296	15,718	6.59%	487,253	15,974	6.61%
Installment	99,223	4,010	8.15%	111,101	4,719	8.57%
Total loans3	580,519	19,728	6.85%	598,354	20,693	6.97%
Total earning assets	883,621	24,700	5.64%	841,332	26,219	6.28%
Allowance for loan losses	(7,800)			(7,505)
Nonearning assets	92,737			90,662
Total assets	$968,558			$924,489

Liabilities and stockholders’ equity
NOW, money market, and savings	$466,856	$1,962	0.85%	$428,838	$2,267	1.07%
Time deposits	124,497	1,029	1.67%	141,741	1,947	2.77%
Total interest bearing deposits	591,353	2,991	1.02%	570,579	4,214	1.49%
Securities sold under repurchase agreements	45,153	464	2.07%	36,371	472	2.62%
Federal funds purchased	491	2	0.81%	1,162	5	0.86%
Other borrowings	1,376	3	0.44%	9,326	23	0.50%
Junior subordinated debentures	15,465	484	6.22%	15,465	528	6.79%
Total interest bearing liabilities	653,838	3,944	1.22%	632,903	5,242	1.67%

Demand deposits	173,783			191,203
Other liabilities	5,929			6,786
Stockholders’ equity	135,008			93,597
Total liabilities and stockholders’ equity	$968,558			$924,489

Net interest income and net interest spread		$20,756	4.42%		$20,977	4.61%
Net yield on interest earning assets			4.74%			5.03%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $832,000 for 2010 and $929,000 for 2009 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $1,513,000 for 2010 and $1,542,000 for 2009.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended June 30, 2010 compared to June 30, 2009
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(110)	$416	$(526)
Tax exempt	(145)	(84)	(61)
Other investments	18	54	(36)
Federal funds sold	(17)	(13)	(4)
Time deposits in other banks	6	37	(31)
Loans, including fees	(365)	(247)	(118)
Total	(613)	163	(776)

Interest paid on:
Interest bearing deposits	(616)	42	(658)
Securities sold under repurchase agreements	(34)	13	(47)
Junior subordinated debentures	(19)	-	(19)
Total	(669)	55	(724)

Taxable-equivalent net interest income	$56	$108	$(52)

Note: In Table 3, changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Six Months Ended June 30, 2010 compared to June 30, 2009
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(257)	$857	$(1,114)
Tax exempt	(311)	(189)	(122)
Other investments	27	96	(69)
Federal funds sold	(18)	(12)	(6)
Time deposits in other banks	5	108	(103)
Loans, including fees	(965)	(610)	(355)
Total	(1,519)	250	(1,769)

Interest paid on:
Interest bearing deposits	(1,223)	148	(1,371)
Securities sold under repurchase agreements	(8)	101	(109)
Federal funds purchased	(3)	(3)	-
Other borrowings	(20)	(17)	(3)
Junior subordinated debentures	(44)	-	(44)
Total	(1,298)	229	(1,527)

Taxable-equivalent net interest income	$(221)	$21	$(242)

Note: In Table 4, changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income for the second quarter of 2010 totaled $4.0 million, or 5.3% above the $3.8 million earned in the second quarter of 2009.  For the six months ended June 30, 2010, non-interest income totaled $7.7 million or $277,000 more than the $7.4 million reported for the six months ended June 30, 2009.  In prior-year quarterly comparison, non-interest income was positively impacted by increases of $66,000 in letters of credit income, $59,000 in ATM/debit card income, and $33,000 in service charges on deposit accounts.  In year-to-date comparison, non-interest income increased primarily due to a $93,000 increase in service charges on deposit accounts and a $90,000 increase in ATM/debit card income.  Additionally, income from letters of credit increased $70,000.  The increases in ATM/debit card income and service charges on deposit accounts in both quarterly and year-to-date comparisons resulted from a higher volume of transactions processed.  No changes have been made to processing fees during the periods reviewed.

During the second quarter of 2010, we began addressing changes in Regulation E that will become effective on August 15, 2010.  Regulation E is the federal regulation governing banks in the treatment of electronic funds transfers and the ability to collect fees for overdrafts involving ATM and point of sale debit transactions.  Amendments to Regulation E require that banks give their customers the option to continue to receive approval on and payment of point-of-sale transactions by accessing a form of overdraft protection.  We have 20,661 customers affected by the change in Regulation E.  As of the end of July 2010, we have contacted 18,450 customers, with 16,407, or 88.9%, opting to continue to access a form of overdraft protection for approval on and payment of point-of-sale transactions.  While the impact of the changes in Regulation E on our earnings is still unknown at this time, the overdraft fees earned on electronic transactions represent a significant portion of our non-interest income.

Non-interest Expenses

Non-interest expense increased $37,000, or 0.3%, from $11.13 million at June 30, 2009 to $11.17 million at June 30, 2010.  Non-interest expense increases primarily consisting of $259,000 in marketing costs, $180,000 in expenses on OREO, $101,000 in data processing costs, $92,000 in ATM and debit card expenses, and $87,000 in professional and consulting fees were offset by decreases of $334,000 in salaries and benefit costs and $415,000 in FDIC assessments.  Salaries and benefits decreased primarily due to a decrease in group health insurance costs as a result of a lower volume of claims.  Additionally, the number of full-time equivalent employees declined in quarterly comparison, from 423 at June 30, 2009 to 389 at June 30, 2010, due primarily to attrition.  FDIC premiums decreased due to the one-time assessment recorded in the second quarter of 2009.

Non-interest expense decreased $0.5 million in year-over-year comparison, from $22.4 million at June 30, 2009 to $21.9 million at June 30, 2010.  A $564,000 reduction in salaries and benefit costs and a $401,000 decrease in FDIC fees were partially offset by increases in marketing costs, OREO expenses, and professional and consulting fees.  Marketing costs increased primarily as a result of regional marketing campaigns. OREO expenses increased due to losses on sales of foreclosed properties.  The increase in professional and consulting fees are primarily related to third party services contracted to enhance customer relationship management and promote franchise growth.

Analysis of Statement of Condition

We ended the second quarter of 2010 with total assets of $971.8 million, a 0.03% decrease over the $972.1 million in total assets recorded at December 31, 2009.  Deposits decreased $3.4 million, totaling $769.9 million as of June 30, 2010, compared to $773.3 million on December 31, 2009.  Total loans were $586.1 million, an increase of $1.1 million, or 0.2%, over the $585.0 million reported as of December 31, 2009.

In the deposit portfolio, interest-bearing deposits decreased $6.1 million in the first six months of 2010, offsetting a $2.7 million increase in non-interest-bearing deposits, to net a $3.4 million decline in deposits at June 30, 2010.  The decrease in interest-bearing deposits was primarily driven by a decrease of $11.5 million in time deposits, partially offset by a $6.2 million increase in money market deposits.

Securities available-for-sale totaled $277.7 million at June 30, 2010, up $5.9 million from $271.8 million at December 31, 2009, as $26.1 million in investment purchases offset maturities and calls within the available-for-sale portfolio.

Securities held-to-maturity decreased $1.4 million, from $3.0 million at December 31, 2009 to $1.6 million at June 30, 2010.

The composition of the Company’s loan portfolio is reflected in Table 3 below.

Table 5 Composition of Loans (in thousands)
	June 30, 2010	December 31, 2009
Commercial, financial, and agricultural	$196,024	$192,347
Lease financing receivable	5,956	7,589
Real estate – mortgage	271,339	265,175
Real estate – construction	43,289	39,544
Installment loans to individuals	68,283	79,476
Other	1,171	911
Total loans	$586,062	$585,042

Loans increased in all primary categories, with the exception of a $1.6 million decrease in the lease financing receivable category and an $11.2 million decrease in the installment loans to individuals category for the quarter ended June 30, 2010.   Of the $11.2 million decrease in installment loans, $6.8 million, or 60.7%, represented a decline in the indirect auto financing portfolio.  Within the $271.3 million real estate mortgage portfolio, $177.8 million represented loans secured primarily by commercial real estate, 72.6% of which was owner-occupied.  Real estate mortgage loans secured by 1-4 family residential properties totaled $74.7 million, 81.7% of which represented loans secured by first liens. Within the $43.3 million real estate construction portfolio, 85.6% represented commercial construction and land development and 14.4% represented residential construction and consumer property.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALLL at June 30, 2010.

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

For the period ended June 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $16.6 million in projected cash flows from securities repayments for the remainder of 2010 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of June 30, 2010, we had no borrowings with the FRB-Atlanta or the FHLB-Dallas.  The Company has $21.9 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $139.0 million if necessary to meet liquidity needs.  Additionally, $22.3 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $144.8 million at June 30, 2010.  Additional unsecured borrowing lines totaling $35.0 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

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

On January 9, 2009, our participation in the CPP of the Treasury offered under the Emergency Economic Stabilization Act of 2008 added $20.0 million in liquidity and capital. We distributed the majority of the proceeds to the Bank for the purpose of funding loans.  Some of the proceeds were retained at the Company to meet the 5% dividend requirement on the Series A Preferred Stock issued to the Treasury under the CPP.

As part of the CPP transaction, we issued the Treasury warrants to purchase 208,768 shares of our common stock at an exercise price of $14.37 per share.  However, as a result of the completion of our public offering in December 2009, the number of shares subject to the warrants held by the Treasury was reduced to 104,384 shares.

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series A Preferred Stock, issued in the CPP transaction, and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001, the terms of which are described in the notes to the consolidated financial statements.  Dividends from the Bank totaling $1,750,000 provided additional liquidity for the Company in 2009.  Although no dividends have been paid to the Company in the current year, as of  June 30, 2010, the Bank had the ability to pay dividends to the Company of approximately $10.9 million without prior approval from its primary regulator.  At June 30, 2010, the parent company had approximately $33.8 million in cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.  At the annual shareholders' meeting held on May 26, 2010, shareholders approved an increase in the number of authorized shares of our common stock from 10,00,000 shares to 30,000,000 shares.  The additional shares of common stock provide additional flexibility to use our common stock for future business and financial purposes.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At June 30, 2010, the Company and the Bank were in compliance with statutory minimum capital requirements and was classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of June 30, 2010, the Company’s leverage ratio was 14.35%, Tier 1 capital to risk-weighted assets was 20.51% and total capital to risk-weighted assets was 21.76%.  The Bank had a leverage capital ratio of 10.79% at June 30, 2010.

Asset Quality

Credit Risk Management

We manage credit risk primarily by observing written, board approved policies that govern all credit underwriting and approval activities.  The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, Bank

concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment. At June 30, 2010, one industry segment concentration, the oil and gas industry, aggregates more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $114.3 million, or 19.5% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At June 30, 2010, loans secured by commercial real estate totaled approximately $177.8 million, 72.6% of which is owner-occupied real estate.  Of the loans secured by commercial real estate, $0.5 million or 0.3% are nonaccrual and none are 90 days past due and still accruing.

Nonperforming Assets and Allowance for Loan Losses

Table 6 summarizes the Company's nonperforming assets for the quarters ending June 30, 2010 and 2009, and December 31, 2009.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	June 30, 2010	December 31, 2009	June 30, 2009
Nonaccrual loans	$19,772	$16,183	$15,664
Loans past due 90 days and over and still accruing	1,459	378	791
Total nonperforming loans	21,231	16,561	16,455
Other real estate owned	1,002	792	829
Other foreclosed assets	65	51	203
Total nonperforming assets	$22,298	$17,404	$17,487

Troubled debt restructurings	$1,198	$-	$-

Nonperforming assets to total assets	2.29%	1.79%	1.89%
Nonperforming assets to total loans + OREO + other foreclosed assets	3.80%	2.97%	2.93%
ALLL to nonperforming loans	39.90%	48.28%	48.85%
ALLL to total loans	1.45%	1.37%	1.35%

YTD charge-offs	$2,325	$5,268	$2,779
YTD recoveries	(151)	(227)	(132)
YTD net charge-offs	$2,174	$5,041	$2,647
Annualized net charge-offs to total loans	0.75%	0.86%	0.90%

Nonaccrual loans totaled $19.8 million as of June 30, 2010, compared to $15.7 million at June 30, 2009 and $16.2 million as of December 31, 2009.  The increase in nonaccruals year-over-year and year-end comparisons resulted primarily from the addition of a $4.1 million commercial loan in the first quarter of 2010.  The loan is well collateralized and secured primarily by a marine vessel.  Of the remaining $15.7 million in nonaccrual loans, $11.3 million, or 72.0%, represented two large commercial real estate loan relationships in the Baton Rouge market.  Loans past due 90 days or more and still accruing totaled $1.5 million at June 30, 2010, an increase of $0.7 million over June 30, 2009 and an increase of $1.1 million over December 31, 2009.  Total nonperforming assets to total assets were 2.29% at June 30, 2010, compared to 1.89% at June 30, 2009 and 1.79% at December 31, 2009.  One commercial loan totaling $1.2 million was classified as a troubled debt restructuring during the second quarter of 2010 due to a reduction in monthly payments granted to the borrower.  The loan was subsequently paid off in the first week of August 2010 and therefore is not included in the calculation of our credit and quality ratios.  Additional information regarding impaired loans is included in Note 4 – Allowance for Loan Losses in the notes to the interim consolidated financial statements.

Allowance coverage for nonperforming loans was 39.90% at June 30, 2010, compared to 48.85% at June 30, 2009 and

48.28% at December 31, 2009.  Annualized net charge-offs were 0.75% of total loans for the second quarter of 2010 compared to 0.90% for the second quarter of 2009 and 0.86% for the fourth quarter of 2009.  The ALLL/total loans ratio was 1.45% for the quarter ended June 30, 2010 compared to 1.35% at June 30, 2009 and 1.37% at December 31, 2009.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The allowance is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $8.5 million in the allowance as of June 30, 2010 is sufficient to cover probable losses in the loan portfolio.

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

Item 4T. Controls and Procedures.

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

During the second quarter of 2010, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The impact of the oil spill in the Gulf of Mexico and the corresponding moratorium on deepwater drilling are still unclear.  The Company continues to monitor any new developments related to the oil spill.

The Dodd-Frank Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the President signed into law the Dodd-Frank Act, which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company. The Dodd-Frank Act is likely to increase our regulatory compliance burden.  However, it is too early for us to fully assess the full impact of the Dodd- Frank Act on our business, financial condition or results of operations in part because many of the Dodd- Frank Act’s provisions require subsequent regulatory rulemaking.

Among the Dodd-Frank Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital.  These restrictions may limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10.0 billion of assets, such as the Company, the changes resulting from the legislation will impact our business. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Except as noted above, there have been no other material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any equity securities during the quarter ended June 30, 2010.

The Company is currently prohibited from repurchasing its common shares due to its participation in the Capital Purchase Plan with the Treasury.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number                                           Document Description

3.1	Articles of Amendment to the Amended Restated Articles of Incorporation of MidSouth Bancorp, Inc. (as incorporated herein by reference to the Company’s Form 8-K filed on June 2, 2010)

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a) *

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a) *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.
**	Furnished herewith.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: August 9, 2010
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO
(Principal Executive Officer)
/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)
/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)