Form 10-Q
period 2010-09-30
MIDSOUTH BANCORP INC
filed 2010-11-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

As of November 8, 2010, there were 9,725,252 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

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
Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Removed and Reserved.
Item 5. Other Information.
Item 6. Exhibits.

Part I – Financial Information

Item 1. Financial Statements.
MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition (dollars in thousands, except share data)
	September 30, 2010 (unaudited)	December 31, 2009* (audited)
Assets
Cash and due from banks, including required reserves of $4,006 and $3,460, respectively	$20,916	$22,842
Interest-bearing deposits in banks	28,857	509
Federal funds sold	3,606	-
Time deposits held in banks	5,060	26,122
Securities available-for-sale, at fair value (cost of $264,821 at September 30, 2010 and $265,892 at December 31, 2009)	274,291	271,808
Securities held-to-maturity (fair value of $1,617 at September 30, 2010 and $3,121 at December 31, 2009)	1,588	3,043
Other investments	5,065	4,902
Loans	598,311	585,042
Allowance for loan losses	(8,446)	(7,995)
Loans, net	589,865	577,047
Bank premises and equipment, net	36,814	38,737
Accrued interest receivable	4,989	4,808
Goodwill and intangibles	9,406	9,483
Cash surrender value of life insurance	4,661	4,540
Other assets	7,711	8,301
Total assets	$992,829	$972,142

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$195,496	$175,173
Interest bearing	584,110	598,112
Total deposits	779,606	773,285
Securities sold under agreements to repurchase	53,091	47,059
Federal funds purchased	-	1,700
Junior subordinated debentures	15,465	15,465
Other liabilities	6,970	5,356
Total liabilities	855,132	842,865
Stockholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized, 20,000 shares issued and outstanding at September 30, 2010 and at December 31, 2009	19,359	19,211
Common stock, $0.10 par value; 30,000,000 shares authorized, 9,875,729 issued and 9,725,252 outstanding at September 30, 2010 and 9,488,933 issued and 9,318,268 outstanding at December 31, 2009	988	949
Additional paid-in capital	89,823	85,263
Unearned ESOP shares	(133)	(217)
Accumulated other comprehensive income	6,249	3,904
Treasury stock – 150,477 shares at September 30, 2010 and 170,665 shares at December 31, 2009, at cost	(3,286)	(3,544)
Retained earnings	24,697	23,711
Total stockholders’ equity	137,697	129,277
Total liabilities and stockholders’ equity	$992,829	$972,142

See notes to unaudited consolidated financial statements. * Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$10,104	$10,426	$29,832	$31,119
Securities and other investments:
Taxable	925	898	2,816	3,046
Nontaxable	986	1,068	3,009	3,305
Federal funds sold	3	10	4	29
Time deposits in other banks	46	56	182	187
Other investments and interest bearing deposits	56	40	145	102
Total interest income	12,120	12,498	35,988	37,788

Interest expense:
Deposits	1,325	2,014	4,316	6,228
Securities sold under agreements to repurchase	249	303	713	775
Federal funds purchased	-	-	2	5
Other borrowed money	-	-	3	23
Junior subordinated debentures	247	249	731	777
Total interest expense	1,821	2,566	5,765	7,808

Net interest income	10,299	9,932	30,223	29,980
Provision for loan losses	1,500	1,000	4,150	4,100
Net interest income after provision for loan losses	8,799	8,932	26,073	25,880

Non-interest income:
Service charges on deposits	2,427	2,736	7,485	7,700
ATM and debit card income	859	770	2,489	2,310
Other charges and fees	450	466	1,427	1,350
Total non-interest income	3,736	3,972	11,401	11,360

Non-interest expenses:
Salaries and employee benefits	5,118	5,505	15,306	16,257
Occupancy expense	2,177	2,287	6,709	6,916
FDIC insurance	334	328	986	1,380
Other	3,488	3,206	10,019	9,171
Total non-interest expenses	11,117	11,326	33,020	33,724

Income before income taxes	1,418	1,578	4,454	3,516
Provision for income taxes	179	147	530	107

Net earnings	1,239	1,431	3,924	3,409
Dividends on preferred stock and accretion of warrants	300	299	898	875
Net earnings available to common shareholders	$939	$1,132	$3,026	$2,534

Earnings per share:
Basic	$0.09	$0.17	$0.31	$0.38
Diluted	$0.09	$0.17	$0.31	$0.38

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2010 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Shares	Income	Stock	Earnings	Total
Balance- January 1, 2010	20,000	$19,211	9,488,933	$949	$85,263	$(217)	$3,904	$(3,544)	$23,711	$129,277
Net earnings	-	-	-	-	-	-	-	-	3,924	3,924
Net change in unrealized gains on securities available-for-sale, net of taxes	-	-	-	-	-	-	2,345	-	-	2,345
Comprehensive income	-	-	-	-	-	-	-	-	-	6,269
Issuance of common and treasury stock due to overallotment, net of discount and offering expenses	-	-	384,811	39	4,472	-	-	258	-	4,769
Dividends on preferred stock and accretion of common stock warrants	-	148	-	-	-	-	-	-	(898)	(750)
Dividends on common stock, $0.21 per share	-	-	-	-	-	-	-	-	(2,040)	(2,040)
Exercise of stock options	-	-	1,985	-	17	-	-	-	-	17
ESOP compensation expense	-	-	-	-	43	84	-	-	-	127
Stock option expense					5					5
Restricted stock compensation expense	-	-	-	-	23	-	-	-	-	23
Balance- September 30, 2010	20,000	$19,359	9,875,729	$988	$89,823	$(133)	$6,249	$(3,286)	$24,697	$137,697

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$3,924	$3,409
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,623	2,797
Provision for loan losses	4,150	4,100
Provision for deferred tax benefit	(838)	(459)
Amortization of premiums on securities, net	909	642
Stock option expense	5	19
Restricted stock expense	23	-
Net loss on sale of other real estate owned	146	23
Net loss on sale of premises and equipment	62	16
Change in accrued interest receivable	(181)	73
Change in accrued interest payable	(300)	(591)
Other, net	2,563	2,676
Net cash provided by operating activities	13,086	12,705

Cash flows from investing activities:
Net decrease (increase) in time deposits in other banks	21,062	(7,000)
Proceeds from maturities and calls of securities available-for-sale	26,278	63,249
Proceeds from maturities and calls of securities held-to-maturity	1,456	3,277
Purchases of securities available-for-sale	(26,107)	(51,687)
Purchases of other investments	(173)	(124)
Net change in loans	(18,067)	15,869
Purchase of premises and equipment	(689)	(1,195)
Proceeds from sale of premises and equipment	3	9
Proceeds from sales of other real estate owned	766	122
Purchase of other real estate owned	(450)	-
Net cash provided by investing activities	4,079	22,520

Cash flows from financing activities:
Change in deposits	6,320	5,387
Change in repurchase agreements	6,032	30,390
Change in federal funds purchased	(1,700)	(14,900)
Change in Federal Reserve Discount Window borrowings	-	(36,000)
Net proceeds from the issuance of preferred stock	-	19,954
Issuance of common stock and treasury stock, net of offering expenses	4,769	-
Payment of dividends on preferred stock	(750)	(600)
Payment of dividends on common stock	(1,825)	(1,654)
Proceeds from exercise of stock options	17	-
Excess tax benefit from stock option exercises, net adjustment	-	(3)
Net cash provided by financing activities	12,863	2,574

Net increase in cash and cash equivalents	30,028	37,799

Cash and cash equivalents, beginning of period	23,351	24,786

Cash and cash equivalents, end of period	$53,379	$62,585

Supplemental information- Noncash items
Accretion of warrants	148	148
Transfer of loans to other real estate owned	1,183	599
Net change in loan to ESOP	(84)	227

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
September 30, 2010
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of September 30, 2010 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

Recent Accounting Pronouncements — In July 2010 FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), which is intended to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables by requiring companies to provide more information in disclosures about the credit quality of financing receivables and the credit reserves held against receivables.  Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  For public companies, the amendments that require disclosure as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  As ASU 2010-20 amends only the disclosure requirements for loans and leases and the allowance for credit losses, the adoption will have no impact on our consolidated financial statements.  To provide greater transparency on non-performing assets, additional disclosures that will be required by ASU 2010-20 have been included in Note 4 – Credit Quality of Loans and Allowance for Loan Losses for the period ended September 30, 2010.

ASU No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends FASB Accounting Standards Codification topic 820-10-50, Fair Value Measurements and Disclosures, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and Level 2.   In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however requirements to disclose separately purchases, sales, issuances and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). As required by ASU 2010-06, additional disclosure concerning inputs and valuation techniques has been included in Note 8 – Fair Value Measurement  for the quarter ended September 30, 2010.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2010.  The reclassifications had no impact on stockholders’ equity or net income.

2.  Investment Securities

The portfolio of securities consisted of the following (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$116,729	$1,545	$-	$118,274
Obligations of state and political subdivisions	108,815	6,202	-	115,017
GSE mortgage-backed securities	11,319	809	-	12,128
Collateralized mortgage obligations	27,886	923	15	28,794
Financial institution equity security	72	6	-	78
	$264,821	$9,485	$15	$274,291

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$102,249	$459	$185	$102,523
Obligations of state and political subdivisions	113,232	4,180	111	117,301
GSE mortgage-backed securities	14,888	746	-	15,634
Collateralized mortgage obligations	35,451	870	43	36,278
Financial institution equity security	72	-	-	72
	$265,892	$6,255	$339	$271,808

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$1,588	$29	$-	$1,617

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$3,043	$78	$-	$3,121

With the exception of two private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $126,000 at September 30, 2010, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at September 30, 2010 by contractual maturity are shown in the following table (in thousands).  Except for mortgage-backed securities, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$31,374	$31,700
Due after one year through five years	136,531	140,357
Due after five years through ten years	42,205	44,990
Due after ten years	15,434	16,244
Mortgage-backed securities and collateralized mortgage obligations	39,205	40,922
Equity securities with readily determinable market values	72	78
	$264,821	$274,291

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$900	$907
Due after one year through five years	688	710
	$1,588	$1,617

Details concerning investment securities with unrealized losses are as follows (in thousands):

	September 30, 2010
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Collateralized mortgage obligations	$-	$-	$238	$15	$238	$15

	December 31, 2009
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government agencies	$50,041	$185	$-	$-	$50,041	$185
Obligations of state and political subdivisions	7,694	111	-	-	7,694	111
Collateralized mortgage obligations	1,528	22	277	21	1,805	43
	$59,263	$318	$277	$21	$59,540	$339

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

The unrealized losses on debt securities at September 30, 2010 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased, which were related to two collateralized mortgage obligations. Management identified no impairment related to credit quality.  At September 30, 2010, management had no intent to sell the securities and determined it was more likely than not that the Company would not have to sell the securities and no other than temporary impairment was evident.  As a result, no other than temporary impairment losses were recognized during the nine months ended September 30, 2010.

At September 30, 2010, the Company held one equity security with an unrealized gain of $6,000 that was charged down in the fourth quarter of 2009 to $72,000 from the original value of $250,000.  The equity security is an investment in a portfolio of common stocks of community bank holding companies.  The Company did not recognize any impairment on the equity security for the nine months ended September 30, 2010 and it was subsequently liquidated on October 27, 2010 at a market value of $76,000.

During the nine months ended September 30, 2010 and year ended December 31, 2009, respectively, the Company did not sell any securities.  Securities with an aggregate carrying value of approximately $150,728,000 and $108,505,000 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

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

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of September 30, 2010 and December 31, 2009, based upon quarterly reviews, management determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

FRB-Atlanta	$1,624	$1,473
FHLB-Dallas	584	562
Other bank stocks	713	713
CRA investment	2,144	2,154
	$5,065	$4,902

4.  Credit Quality of Loans and Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$8,471	$8,039	$7,995	$7,586
Provision for loan losses	1,500	1,000	4,150	4,100
Recoveries	58	68	209	200
Loans charged-off	(1,583)	(1,092)	(3,908)	(3,871)
Balance, end of period	$8,446	$8,015	$8,446	$8,015

The Company’s loans individually evaluated for impairment were approximately $29.3 million at September 30, 2010 and $23.2 million at December 31, 2009.  Specific reserves totaling $2.7 million were established for $10.8 million of impaired loans reported at September 30, 2010.  At December 31, 2009, specific reserves totaling $2.3 million were established for $12.3 million of impaired loans reported for the fourth quarter 2009.  Interest recognized on impaired loans totaled $71,000 at September 30, 2010, which includes interest of $54,000 for a loan that was repaid during the third quarter of 2010 and interest of $17,000 recognized on the $10.8 million of impaired loans.  Two small commercial loans totaling $661,000 were classified as troubled debt restructurings during the third quarter of 2010 due to a reduction in the monthly payments granted to the borrowers.  The $1.2 million in troubled debt restructurings at June 30, 2010 represented one commercial loan that paid off in August 2010.

To provide greater transparency on non-performing assets, additional disclosures that will be required by ASU 2010-20 have been included below.  Allowance for loan losses is reported by portfolio segment and further detail of credit quality indicators are provided by class of loans.

Allowance for Loan Losses and Recorded Investment in Loans
For the Nine Months Ended September 30, 2010 (in thousands)
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$2,105	$2,240	$1,683	$631	$1,315	$21	$-	$7,995
Charge-offs	1,094	1,478	51	127	1,157	1	-	3,908
Recoveries	19	1	-	58	130	1	-	209
Provision	719	1,500	1,025	274	624	7	1	4,150
Ending balance	$1,749	$2,263	$2,657	$836	$912	$28	$1	$8,446
Ending balance: individually evaluated for impairment	$95	$1,456	$1,000	$20	$87	$-	$-	$2,658

Loans:
Ending balance	$194,729	$47,407	$208,491	$74,820	$66,544	$5,192	$1,128	$598,311
Ending balance: individually evaluated for impairment	$7,618	$10,807	$9,004	$1,668	$210	$-	$-	$29,307

Credit Quality Indicators
As of September 30, 2010 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	Commercial, Financial, and Agricultural	Commercial Real Estate- Construction	Commercial Real Estate -Other
Prime	$6,823	$29	$3,276
Excellent	6,596	2,613	7,557
Above average	37,828	4,765	33,004
Satisfactory	129,549	18,967	146,452
Other assets especially mentioned	2,512	4,011	3,973
Substandard	11,063	12,080	14,229
Doubtful	358	-	-
Loss	-	-	-
	$194,729	$42,465	$208,491

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential - Construction	Residential - Prime	Residential - Subprime
Grade:
Pass	$4,890	$69,551	$-
Special mention	-	2,318	-
Substandard	52	2,951	-
	$4,942	$74,820	$-

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - Credit Card	Consumer - Other	Finance Leases Commercial	Other Loans
Performing	$4,896	$61,402	$5,192	$1,128
Nonperforming	26	220	-	-
	$4,922	$61,622	$5,192	$1,128

Age Analysis of Past Due Loans
As of September 30, 2010 (in thousands)

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,140	$3,374	$4,514	$190,215	$194,729	$42
Commercial real estate - construction	3,577	3,324	6,901	35,564	42,465	-
Commercial real estate - other	7,389	830	8,219	200,272	208,491	-
Consumer - credit card	29	26	55	4,867	4,922	26
Consumer - other	557	231	788	60,834	61,622	60
Residential - construction	-	-	-	4,942	4,942	-
Residential - prime	934	1,232	2,166	72,654	74,820	496
Residential - subprime	-	-	-	-	-	-
Other loans	147	-	147	981	1,128	-
Finance leases commercial	43	-	43	5,149	5,192	-
	$13,816	$9,017	$22,833	$575,478	$598,311	$624

Impaired Loans
For the Quarter Ended September 30, 2010 (in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$7,212	$7,428	$-	$6,872	$17
Commercial real estate – construction	7,435	10,691	-	5,339	123
Commercial real estate – other	2,222	2,222	-	2,728	92
Consumer – other	42	42	-	115	-
Residential – prime	1,557	1,618	-	1,596	43
Subtotal:	$18,468	$22,001	$-	$16,650	$275
With an allowance recorded:
Commercial	407	407	95	536	1
Commercial real estate – construction	3,371	3,371	1,456	4,150	15
Commercial real estate – other	6,782	6,782	1,000	6,807	1
Consumer – other	167	172	87	161	-
Residential – prime	111	111	20	81	-
Subtotal:	$10,838	$10,843	$2,658	$11,735	$17
Totals:
Commercial	27,429	30,901	2,551	26,432	249
Consumer	209	214	87	276	-
Residential	1,668	1,729	20	1,677	43
Grand Total:	$29,306	$32,844	$2,658	$28,385	$292

Modifications
As of September 30, 2010 (in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructuring occurring during the quarter ended September 30, 2010:
Commercial, financial, and agricultural	2	$661	$661

Loans on Nonaccrual Status
As of September 30, 2010 (in thousands)

Commercial, financial, and agricultural	$7,342
Commercial real estate - construction	8,211
Commercial real estate - other	7,070
Consumer - credit card	-
Consumer - other	210
Residential - construction	-
Residential - prime	736
Residential - subprime	-
Other loans	-
Finance leases commercial	-
$23,569

5.     Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings available to common shareholders	$939	$1,132	$3,026	$2,534
Weighted average number of common shares outstanding used in computation of basic earnings per common share	9,709	6,592	9,697	6,596
Effect of dilutive securities:
Stock options and warrants	16	20	18	17
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	9,725	6,612	9,715	6,613

For the quarter and nine months ended September 30, 2010, 21,366 shares of restricted stock and options to acquire 127,719 shares and 23,335 shares, respectively, were not included in computed diluted earnings because the effect of these shares was anti-dilutive.  As a result of the completion of a qualified equity offering in December 2009, warrants issued to the U. S. Department of the Treasury (the “Treasury”) to purchase 208,768 shares of our common stock were reduced to 104,384 shares.  The remaining 104,384 shares subject to the warrants are included in the computation of diluted earnings per share.

6.     Declaration of Dividends

A first quarter dividend of $0.07 per share for holders of common stock of record on March 17, 2010 was declared on January 27, 2010 and was paid on April 1, 2010.  On April 21, 2010, the Company declared a second quarter dividend of $0.07 per share for holders of common stock of record on June 16, 2010, and was paid on July 1, 2010.  A third quarter dividend was declared on July 14, 2010 in the amount of $0.07 per share for holders of common stock of record on September 16, 2010, and was paid on October 1, 2010.  A fourth quarter dividend was declared on October 26, in the amount of $0.07 per share for holders of common stock of record on December 15, 2010, to be paid on January 4, 2011.

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

7. Employee Stock Plans

On June 30, 2010, the Personnel Committee of the Board of Directors of the Company made grants of 22,047 shares of restricted stock under the Company’s 2007 Omnibus Incentive Compensation Plan to certain officers and employees of the Company.  The restricted shares of stock, which are subject to the terms of a Restricted Stock Grant Agreement between the Company and each recipient, will fully vest on the third anniversary of the grant date.  Prior to vesting, the recipient will be entitled to vote the shares and receive dividends, if any, declared by the Company with respect to its common stock.  Compensation expense for restricted stock is based on the fair value of the restricted stock awards at the time of the grant, which is equal to the market value of the Company’s common stock on the date of grant.  The value of restricted stock grants that are expected to vest is amortized monthly into compensation expense over the three year vesting period.

The restricted shares had a fair value of $12.77 per share, or $281,540, on the date of issuance.  During the third quarter of 2010, 681 unvested awards were forfeited thereby reducing the amount of compensation expense to be recognized by $8,696.  For the nine months ended September 30, 2010, compensation expense of $22,737 was recognized related to restricted stock awards.  As of September 30, 2010, there was $250,107 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan.

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

Time Deposits in Other Banks—Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on time deposits of similar terms of maturity.

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

For non-performing loans, collateral valuations currently in file are reviewed for acceptability in terms of timeliness and applicability.  Although each determination is made based on the facts and circumstances of each credit, generally valuations are no longer considered acceptable when there has been physical deterioration of the property from when it was last appraised, or there has been a significant change in the underlying assumptions of the appraisal.  If the valuation is deemed to be unacceptable, a new appraisal is ordered.  New appraisals are typically received within 4-6 weeks.  While awaiting new appraisals, the valuation in file is utilized, net of discounts.  Discounts are derived from available relevant market data, selling costs, taxes, and insurance.  Any perceived collateral deficiency utilizing the discounted value is specifically reserved (as required by FAS 114) until the new appraisal is received or charged off.  Thus, provisions or charge-offs are recognized in the period the credit is identified as non-performing.

The following sources are utilized to set appropriate discounts: market real estate agents, current local sales data, bank history for devaluation of similar property, Sheriff’s valuations and buy/sell contracts.  If a real estate agent is used to market and sell the property, values are discounted 6% for selling costs and an additional 4% for taxes, insurance and maintenance costs.  Additional discounts may be applied if research from the above sources indicates a discount is appropriate given devaluation of similar property from the time of the initial valuation.

Other Real Estate—Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate, and annually thereafter to insure other real estate assets are carried at the lower of carrying value or fair value.  Exceptions to obtaining initial appraisals are properties where a buy/sell agreement exists for the loan value or greater, or where we have received a Sheriff’s valuation for properties liquidated through a Sheriff sale.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and adjusts the appraisal value by taking an additional discount for market conditions and there is no observable market prices, the Company records the other real estate asset as nonrecurring Level 3.

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

Assets Recorded at Fair Value

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at September 30, 2010 using:
Description	September 30, 2010	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government agencies	$118,274	$-	$118,274	$-
Obligations of state and political subdivisions	115,017	-	115,017	-
GSE mortgage-backed securities	12,128	-	12,128	-
Collateralized mortgage obligations	28,794	-	28,794	-
Financial institution equity security	78	78	-	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are level 2 assets at fair value less costs to sell, measured using appraisals of the collateral from external parties.  Other real estate owned are also level 2 assets at fair value less costs to sell measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at September 30, 2010 using:
Description	September 30, 2010	Level 1	Level 2	Level 3
Impaired loans	$8,181	$-	$8,181	$-
Other real estate owned	1,401	-	1,401	-

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

The estimated fair values of the Company’s financial instruments are as follows at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$53,379	$53,379	$23,351	$23,351
Time deposits held in banks	5,060	5,129	26,122	26,122
Securities available-for-sale	274,291	274,291	271,808	271,808
Securities held-to-maturity	1,588	1,617	3,043	3,121
Other investments	5,065	5,065	4,902	4,902
Loans, net	589,865	598,113	577,047	583,142
Cash surrender value of life insurance policies	4,661	4,661	4,540	4,540
Financial liabilities:
Non-interest-bearing deposits	195,496	195,496	175,173	175,173
Interest-bearing deposits	584,110	585,389	598,112	598,932
Borrowings	53,091	53,091	48,759	48,759
Junior subordinated debentures	15,465	16,614	15,465	15,771

9.  Subsequent Events

The Company has evaluated all subsequent events and transactions that occurred after September 30, 2010 up through the date of filing this Quarterly Report on Form 10-Q.  No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company") is a bank holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly-owned subsidiary bank MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in south Louisiana and southeast Texas with 34 locations and more than 50 ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

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

Forward-Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “could,” “would,” “should,” “potential,” “forecast” and similar expressions are typically used to identify forward-looking statements.  These statements include, among others, statements regarding future results, changes in the local and national economy including the long-term impacts of the oil spill in the Gulf of Mexico and the recently lifted moratorium on deepwater drilling, and the work-out of nonaccrual loans and potential acquisitions.  Actual results may differ materially from the results anticipated in these forward-looking statements.  Factors that might cause such a difference include, among other matters, changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels; changes in local economic and business conditions, including, without limitation, changes related to the oil and gas industries, that could adversely affect customers and their ability to repay borrowings under agreed upon terms, adversely affect the value of the underlying collateral related to their borrowings, and reduce demand for loans; the timing and ability to reach any agreement to restructure nonaccrual loans;  increased competition for deposits and loans which could affect compositions, rates and terms; the timing and impact of future acquisitions, the success or failure of integrating operations, and the ability to capitalize on growth opportunities upon entering new markets; loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels; legislative and regulatory changes, including the impact of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and other changes in banking, securities and tax laws and regulations and their application by our regulators, changes in the scope and cost of FDIC insurance and other coverages, and changes in the U.S. Treasury’s Capital Purchase Program (“CPP”); and other factors discussed under the heading “Risk Factors” in this Quarterly Report, MidSouth’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010 and in its other filings with the SEC.

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

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $939,000 for the third quarter of 2010, a decrease of 17.0% compared to net earnings available to common shareholders of $1.1 million reported for the third quarter of 2009.  Diluted earnings for the third quarter of 2010 were $0.09 per common share, a decrease of 47.1% from $0.17 per common share reported for the third quarter of 2009.

Net interest income increased $367,000 in quarterly comparison primarily due to a $745,000 decrease in interest expense on interest-bearing liabilities that offset a $378,000 decrease in interest income from earning assets.  The improvement in net interest income was offset by a $500,000 increase in the provision for loan losses and a $236,000 decrease in non-interest income.  Provisions totaling $1.5 million were expensed in the third quarter 2010 primarily due to the impairment analysis of a $3.4 million commercial development loan.  Non-interest income decreased primarily due to a $309,000 decrease in service charges on deposit accounts, including insufficient funds fees, which was partially offset by a $90,000 increase in ATM/debit card income.  Non-interest expense decreased $209,000 in quarterly comparison primarily due to decreases of $387,000 in salary and benefit costs, $110,000 in occupancy expenses and $52,000 in marketing costs.  The decrease in salaries and benefit costs resulted primarily from a reduction in full time equivalent employees from 413 at September 30, 2009 to 388 at September 30, 2010.  Additionally, group health insurance expense decreased $212,000 as MidSouth’s partially self-funded group health insurance plan experienced a lower amount of insurance claims in year-over-year comparison.  These decreases were partially offset by a $260,000 increase in data processing costs and an $84,000 increase in expenses related to a customer relationship management (“CRM”) program.  The $260,000 increase in data processing costs resulted primarily from a one-time accrual for a data processing contract cancellation.

In year-to-date comparison, the $492,000 increase in net earnings available to common shareholders resulted primarily from a $704,000 reduction in non-interest expense and a $243,000 increase in net interest income.  Additionally, non-interest income increased $41,000 year over year, as a $215,000 decrease in service charges on deposit accounts was offset by increases of $179,000 in ATM and debit card income and $77,000 in other non-interest income.  The resulting $988,000 improvement in earnings was partially offset by a $423,000 increase in tax expense, a $50,000 increase in the provision for loan losses, and a $23,000 increase in preferred dividends. The $423,000 increase in tax expense for the nine months ended September 30, 2010 resulted primarily from the improvement in earnings before taxes as compared to the nine months ended September 30, 2009.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.72% and 4.82% for the three months ended September 30, 2010 and 2009, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, respectively.

Fully taxable-equivalent (“FTE”) net interest income totaled $10.7 million for the third quarter of 2010, an increase of 3.2%, or $330,000, from the $10.4 million reported for the third quarter of 2009.  The increase in FTE net interest income resulted primarily from a 45 basis point reduction in the average rate paid on interest-bearing liabilities, from 1.56% at September 30, 2009 to 1.11% at September 30, 2010.  The $745,000 reduction in interest expense offset a $415,000 decrease in interest income on earning assets for the period.  Interest income on loans declined due to a $6.5 million decrease in the average volume and a 14 basis point decrease in the average yield on loans in quarterly comparison, as the loan portfolio continues to rollover into a lower rate environment.  Interest income on investments decreased as the impact of a 124 basis point decline in the average yield on investments offset a $75.2 million increase in the average volume.  The increase in the average volume of investments resulted primarily from the temporary investment of capital proceeds from our common stock offering in December 2009 and from a shift in federal funds sold balances into interest-bearing deposit balances.  Investment yields have been significantly impacted as higher yielding investments have rolled out of the portfolio into much lower yielding bonds and excess liquidity has earned yields of 25 points or less.

The average volume of interest-bearing deposits increased $1.3 million, from $584.9 million at September 30, 2009 to $586.2 million at September 30, 2010.  A $21.0 million increase in the volume of NOW, money market and savings deposits, primarily in consumer and commercial Platinum money market accounts, offset a $19.7 million decrease in the average volume of time deposits.  We offer competitive market rates of interest on our Platinum money market accounts, and in the current rate environment those rates are comparable to rates earned on time deposits.  The average volume of retail repurchase agreements, included in securities sold under agreements to repurchase, increased $1.6 million in quarterly comparison, despite a 49 basis point reduction in rates.

The average rate paid on the Company’s junior subordinated debentures decreased 5 basis points from third quarter of 2009 to third quarter of 2010 due to the rate change on the $8.2 million of variable rate debentures.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at September 30, 2010 was 2.79%.  The debentures mature on September 20, 2034 but may be repaid sooner, under certain circumstances.  The Company also has outstanding $7.2 million of junior subordinated debentures due 2031 that carry a fixed interest rate of 10.20%.  Pursuant to the Dodd-Frank Act, the regulatory capital treatment of the debentures may change.  However, we currently believe that we qualify for certain exceptions that would allow the debentures to continue to be included in our Tier 1 capital calculations.  Nevertheless, the Company continues to evaluate what impact, if any, the Dodd-Frank Act will have and what steps the Company may take with respect to outstanding debentures, including the potential early redemption of the same.

As a result of these changes in volume and yield on earning assets and interest bearing liabilities, the FTE net interest margin decreased 10 basis points, from 4.82% for the third quarter of 2009 to 4.72% for the third quarter of 2010.

In year-to-date comparison, FTE net interest income increased $108,000, as a $2.0 million reduction in interest expense offset a $1.9 million decrease in interest income.  The decrease in interest income on earning assets resulted primarily from a $14.0 million decrease in the average volume of loans, combined with a 13 basis point decline in the average yield on loans, from 6.97% at September 30, 2009 to 6.84% at September 30, 2010.  Additionally, interest income on investments decreased as a 137 basis point reduction in the average yield earned on investments offset the impact of a $64.7 million increase in the average volume of investments.  Interest expense on interest-bearing liabilities decreased primarily due to a 47 basis point reduction in the average rate paid on interest-bearing deposits, from 1.45% at September 30, 2009 to 0.98% at September 30, 2010.  As a result, the taxable-equivalent net interest margin declined 23 basis points, from 4.96% for the nine months ended September 30, 2009 to 4.73% for the nine months ended September 30, 2010.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended September 30,
	2010			2009
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$161,183	$925	2.30%	$99,178	$898	3.62%
Tax exempt2	108,555	1,392	5.13%	112,670	1,511	5.36%
Other investments	24,906	56	0.90%	7,562	40	2.12%
Total investments	294,644	2,373	3.22%	219,410	2,449	4.46%
Time deposits in other banks	13,864	46	0.26%	16,458	56	1.35%
Federal funds	4,594	3	1.32%	24,587	10	0.16%
Loans
Commercial and real estate	495,940	8,150	6.52%	483,993	8,070	6.62%
Installment	91,656	1,954	8.46%	110,057	2,356	8.49%
Total loans3	587,596	10,104	6.82%	594,050	10,426	6.96%
Total earning assets	900,698	12,526	5.52%	854,505	12,941	6.01%
Allowance for loan losses	(8,249)			(7,867)
Nonearning assets	93,333			87,881
Total assets	$985,782			$934,519

Liabilities and stockholders’ equity
NOW, money market, and savings	$465,420	$872	0.74%	$444,378	$1,216	1.09%
Time deposits	120,838	453	1.49%	140,555	798	2.25%
Total interest bearing deposits	586,258	1,325	0.90%	584,933	2,014	1.37%
Securities sold under repurchase agreements	51,920	249	1.90%	50,359	303	2.39%
Federal funds purchased	-	-	0.00%	-	-	-
Junior subordinated debentures	15,465	247	6.25%	15,465	249	6.30%
Total interest bearing liabilities	653,643	1,821	1.11%	650,757	2,566	1.56%

Demand deposits	187,755			180,843
Other liabilities	6,997			6,181
Stockholders’ equity	137,387			96,738
Total liabilities and stockholders’ equity	$985,782			$934,519

Net interest income and net interest spread		$10,705	4.41%		$10,375	4.45%
Net yield on interest earning assets			4.72%			4.82%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $406,000 for 2010 and $443,000 for 2009 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $929,000 for 2010 and $792,000 for 2009.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Nine Months Ended September 30,
	2010			2009
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities4
Taxable	$152,383	$2,816	2.46%	$97,979	$3,046	4.15%
Tax exempt5	109,938	4,247	5.15%	116,116	4,678	5.37%
Other investments	22,043	145	0.88%	5,539	102	2.46%
Total investments	284,364	7,208	3.38%	219,634	7,826	4.75%
Time deposits in other banks	19,757	182	1.23%	11,895	187	2.10%
Federal funds	2,351	4	0.22%	17,418	29	0.22%
Loans
Commercial and real estate	486,231	23,868	6.56%	486,154	24,044	6.61%
Installment	96,673	5,964	8.25%	110,749	7,075	8.54%
Total loans6	582,904	29,832	6.84%	596,903	31,119	6.97%
Total earning assets	889,376	37,226	5.60%	845,850	39,161	6.19%
Allowance for loan losses	(7,952)			(7,627)
Nonearning assets	92,896			89,599
Total assets	$974,320			$927,822

Liabilities and stockholders’ equity
NOW, money market, and savings	$466,372	$2,834	0.81%	$434,076	$3,483	1.07%
Time deposits	123,264	1,482	1.61%	141,342	2,745	2.60%
Total interest bearing deposits	589,636	4,316	0.98%	575,418	6,228	1.45%
Securities sold under repurchase agreements	47,433	713	2.01%	41,085	775	2.52%
Federal funds purchased	325	2	0.81%	770	5	0.86%
Other borrowings	912	3	0.44%	6,183	23	0.50%
Junior subordinated debentures	15,465	731	6.23%	15,465	777	6.63%
Total interest bearing liabilities	653,771	5,765	1.18%	638,921	7,808	1.63%

Demand deposits	178,492			187,710
Other liabilities	6,247			5,574
Stockholders’ equity	135,810			95,617
Total liabilities and stockholders’ equity	$974,320			$927,822

Net interest income and net interest spread		$31,461	4.42%		$31,353	4.56%
Net yield on interest earning assets			4.73%			4.96%

4 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

5 Interest income of $1,238,000 for 2010 and $1,372,000 for 2009 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

6 Interest income includes loan fees of $2,442,000 for 2010 and $2,334,000 for 2009.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended September 30, 2010 compared to September 30, 2009
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$27	$432	$(405)
Tax exempt	(119)	(54)	(65)
Other investments	16	50	(34)
Federal funds sold	(7)	(11)	4
Time deposits in other banks	(10)	(9)	(1)
Loans, including fees	(322)	(112)	(210)
Total	(415)	296	(711)

Interest paid on:
Interest bearing deposits	(689)	5	(694)
Securities sold under repurchase agreements	(54)	9	(63)
Junior subordinated debentures	(2)	-	(2)
Total	(745)	14	(759)

Taxable-equivalent net interest income	$330	$282	$48

Note: In Table 3, changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Nine Months Ended September 30, 2010 compared to September 30, 2009
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(230)	$1,293	$(1,523)
Tax exempt	(431)	(243)	(188)
Other investments	43	144	(101)
Federal funds sold	(25)	(26)	1
Time deposits in other banks	(5)	92	(97)
Loans, including fees	(1,287)	(722)	(565)
Total	(1,935)	538	(2,473)

Interest paid on:
Interest bearing deposits	(1,912)	150	(2,062)
Securities sold under repurchase agreements	(62)	109	(171)
Federal funds purchased	(3)	(3)	-
Other borrowings	(20)	(18)	(2)
Junior subordinated debentures	(46)	-	(46)
Total	(2,043)	238	(2,281)

Taxable-equivalent net interest income	$108	$300	$(192)

Note: In Table 4, changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income for the third quarter of 2010 totaled $3.7 million, a decrease of $300,000 from the $4.0 million earned in the third quarter of 2009.  For both nine month periods ended September 30, 2010 and 2009, non-interest income totaled $11.4 million, with a net increase of $41,000 in year-over-year comparison.  In prior-year quarterly comparison, non-interest income decreased primarily due to a $309,000 decrease in service charges on deposit accounts, including insufficient funds fees, which was partially offset by a $90,000 increase in ATM/debit card income. In year-to-date comparison, non-interest income increased $41,000 as a $215,000 decrease in service charges on deposit accounts was offset by increases of $179,000 in ATM and debit card income and $77,000 in other non-interest income. The decrease in service charges on deposit accounts and increase in ATM/debit card income in both quarterly and year-to-date comparisons resulted from a change in the volume of transactions processed.  No changes have been made to processing fees during the periods reviewed.

During the third quarter of 2010, we addressed changes in Regulation E, which became effective on August 15, 2010.  Regulation E governs the treatment of electronic funds transfers and the Bank’s ability to collect fees for overdrafts involving ATM and point of sale debit transactions.  The recently enacted amendments to Regulation E require the Bank to give our customers the option to continue to receive approval on and payment of point-of-sale transactions by accessing a form of overdraft protection.  As of November 1, 2010, we had 20,338 customers affected by the change in Regulation E, of which 16,677, or 82.0%, opted to continue to access a form of overdraft protection for approval on and payment of point-of-sale transactions.  The changes in Regulation E have a direct impact on overdraft fees earned on electronic transactions, which represents a significant portion of our non-interest income.

Non-interest Expenses

Non-interest expense decreased $209,000, or 1.8%, from $11.3 million at September 30, 2009 to $11.1 million at September 30, 2010.  Non-interest expense decreases primarily consisting of $387,000 in salary and benefit costs, $110,000 in occupancy expenses, and $52,000 in marketing costs were partially offset by a $260,000 increase in data processing costs and an $84,000 increase in expenses related to a customer relationship management (“CRM”) program.
The $260,000 increase in data processing costs resulted primarily from a one-time accrual for a data processing contract cancellation.  Salaries and benefits decreased primarily due to a decrease in group health insurance costs driven by a lower volume of claims.  Additionally, the number of full-time equivalent employees declined in quarterly comparison, from 413 at September 30, 2009 to 388 at September 30, 2010, due primarily to attrition.

Non-interest expense decreased $704,000 in year-over-year comparison, from $33.7 million at September 30, 2009 to $33.0 million at September 30, 2010.  A $951,000 reduction in salaries and benefit costs, a $394,000 decrease in FDIC fees, and a $207,000 decrease in occupancy expense were partially offset by increases of $442,000 in data processing costs, $213,000 in OREO expenses, and $118,000 in ATM and debit card processing expense.  OREO expenses increased primarily due to losses on valuation related to and sales of foreclosed properties.

Analysis of Statement of Condition

We ended the third quarter of 2010 with total assets of $992.8 million, a 2.1% increase over the $972.1 million in total assets recorded at December 31, 2009.  Deposits increased $6.3 million, totaling $779.6 million as of September 30, 2010, compared to $773.3 million on December 31, 2009.  Total loans were $598.3 million, an increase of $13.3 million, or 2.3%, over the $585.0 million reported as of December 31, 2009.

In the deposit portfolio, interest-bearing deposits decreased $14.0 million in the first nine months of 2010, partially offsetting a $20.3 million increase in non-interest-bearing deposits, to net a $6.3 million increase in deposits at September 30, 2010.  The decrease in interest-bearing deposits was primarily driven by a decrease of $10.6 million in time deposits.  In the current rate environment, our money market rates are comparable to time deposit rates and we have seen a shift in deposits from time deposits into non-maturity money market accounts.

Securities available-for-sale totaled $274.3 million at September 30, 2010, up $2.5 million from $271.8 million at December 31, 2009.  Securities held-to-maturity decreased $1.4 million, from $3.0 million at December 31, 2009 to $1.6 million at September 30, 2010.  For the nine months ended September 30, 2010, calls and maturities, within the portfolio, combined with paydowns on mortgage-backed securities, exceeded purchases.  A $3.5 million increase in the net unrealized gain on securities available-for-sale offset the impact of the activity within the portfolio over the nine month period.

The composition of the Company’s loan portfolio is reflected in Table 5 below.

Table 5 Composition of Loans (in thousands)
	September 30, 2010	December 31, 2009
Commercial, financial, and agricultural	$194,729	$193,351
Lease financing receivable	5,192	7,589
Real estate – commercial	208,491	188,045
Real estate – residential	74,820	77,130
Real estate – construction	47,407	39,544
Installment loans to individuals	66,544	77,068
Other	1,128	2,315
Total loans	$598,311	$585,042

Loans increased $13.3 million in the nine months ended September 30, 2010, primarily in the commercial real estate and construction categories.  Installment loans to individuals decreased $10.5 million, of which $9.9 million, or 76.7%, represented a decline in the indirect auto financing portfolio.  The decrease in indirect auto financing resulted primarily from stricter underwriting standards combined with a decline in volume due to current economic conditions.  Within the $208.5 million commercial real estate portfolio, $185.3 million is secured by commercial property, $16.0 million is secured by multi-family property, and $7.2 million is secured by farmland.  Of the $185.3 million secured by commercial property, $130.7 million, or 70.5%, is owner-occupied.  Of the $74.8 million residential real estate loans, 81.0% represented loans secured by first liens. Within the $47.4 million real estate construction portfolio, 89.6% represented commercial construction and land development and 10.4% represented residential construction and consumer property.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALLL at September 30, 2010.

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

For the period ended September 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $10.4 million in projected cash flows from securities repayments for the remainder of 2010 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of September 30, 2010, we had no borrowings with the FRB-Atlanta or the FHLB-Dallas.  The Company has $22.4 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $125.1 million if necessary to meet liquidity needs.  Additionally, $20.4 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $160.6 million at September 30, 2010.  Additional unsecured borrowing lines totaling $38.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

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

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series A Preferred Stock, issued in the CPP transaction, and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001, the terms of which are described in the notes to the consolidated financial statements.  Dividends from the Bank totaling $1,750,000 provided additional liquidity for the Company in 2009.  Although no dividends have been paid to the Company in the current year, as of September 30, 2010, the Bank had the ability to pay dividends to the Company of approximately $10.8 million without prior approval from its primary regulator.  At September 30, 2010, the parent company had approximately $32.2 million in cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.  At the annual shareholders’ meeting held on May 26, 2010, shareholders approved an increase in the number of authorized shares of our common stock from 10,000,000 shares to 30,000,000 shares.  The additional shares of common stock provide additional flexibility to use our common stock for future business and financial purposes.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At September 30, 2010, the Company and the Bank were in compliance with statutory minimum capital requirements and was classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of September 30, 2010, the Company’s leverage ratio was 14.16%, Tier 1 capital to risk-weighted assets was 20.45% and total capital to risk-weighted assets was 21.70%.  The Bank had a leverage capital ratio of 10.76% at September 30, 2010.

Asset Quality

Credit Risk Management

We manage credit risk primarily by observing written, board approved policies that govern all credit underwriting and approval activities.  The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At September 30, 2010, one industry segment concentration, the oil and gas industry, aggregate more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $113.2 million, or 19.1% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At September 30, 2010, loans secured by commercial real estate, including commercial construction loans, totaled approximately $251.0 million.  Of the loans secured by commercial real estate, $15.3 million or 6.1% are nonaccrual.  Additional information regarding credit quality by loan classification is provided in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending September 30, 2010 and 2009, and December 31, 2009.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	September 30, 2010	December 31, 2009	September 30, 2009
Nonaccrual loans	$23,569	$16,183	$15,520
Loans past due 90 days and over and still accruing	624	378	1,600
Total nonperforming loans	24,193	16,561	17,120
Other real estate owned	1,401	792	758
Other foreclosed assets	55	51	89
Total nonperforming assets	$25,649	$17,404	$17,967

Troubled debt restructurings	$661	$-	$-

Nonperforming assets to total assets	2.58%	1.79%	1.90%
Nonperforming assets to total loans + OREO + other foreclosed assets	4.28%	2.97%	3.05%
ALLL to nonperforming loans	34.91%	48.28%	46.82%
ALLL to total loans	1.41%	1.37%	1.36%

YTD charge-offs	$3,908	$5,268	$3,871
YTD recoveries	(209)	(227)	(200)
YTD net charge-offs	$3,699	$5,041	$3,671
Annualized net charge-offs to total loans	0.83%	0.86%	0.83%

Nonaccrual loans totaled $23.6 million as of September 30, 2010, compared to $15.5 million at September 30, 2009 and $16.2 million as of December 31, 2009.  The increase in nonaccruals year-over-year and year-end comparisons resulted primarily from the addition of a commercial loan in the Louisiana market during the first quarter of 2010 with a current balance of $3.9 million, which is well collateralized and secured primarily by a marine vessel, and a $3.4 million commercial development loan in the Texas market added in the third quarter of 2010.  Of the remaining $16.3 million in nonaccrual loans, $10.5 million, or 64.4%, represented two large commercial real estate loan relationships in the Baton Rouge market.  Loans past due 90 days or more and still accruing totaled $624,000 at September 30, 2010, a decrease of $1.0 million from September 30, 2009 and an increase of $246,000 from December 31, 2009.  Total nonperforming assets to total assets were 2.58% at September 30, 2010, compared to 1.90% at September 30, 2009 and 1.79% at December 31, 2009.  Two commercial loans totaling $661,000 were classified as troubled debt restructurings during the third quarter of 2010 due to a reduction in monthly payments granted to the borrowers.  Additional information regarding impaired loans is included in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Allowance coverage for nonperforming loans was 34.91% at September 30, 2010, compared to 46.82% at September 30, 2009 and 48.28% at December 31, 2009.  While reserves in relation to nonperforming loans appear low, we remain comfortable with the overall credit exposure given the relative economic and collateral value strength in our markets and the extent of credit review performed by internal and third party sources.  Annualized net charge-offs were 0.83% of total loans for the both the third quarter of 2010 and the third quarter of 2009 and 0.86% for the fourth quarter of 2009.  The ALLL/total loans ratio was 1.41% at September 30, 2010 compared to 1.36% at September 30, 2009 and 1.37% at December 31, 2009.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The allowance is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $8.4 million in the allowance as of September 30, 2010 is sufficient to cover probable losses in the loan portfolio.

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

During the third quarter of 2010, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The impact of the oil spill in the Gulf of Mexico, including the impact of the reparations fund established by BP, and the corresponding moratorium on deepwater drilling, although recently lifted, are still unclear.  We continue to monitor any new developments related to the oil and gas industry in our markets.

The Dodd-Frank Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the President signed into law the Dodd-Frank Act, which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company or the Bank. The Dodd-Frank Act is likely to increase our regulatory compliance burden.  However, it is too early for us to fully assess the full impact of the Dodd- Frank Act on our business, financial condition or results of operations in part because many of the Dodd- Frank Act’s provisions require subsequent regulatory rulemaking.

Among the Dodd-Frank Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting certain trust preferred securities from counting as Tier 1 capital.  These restrictions may limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations, such as the Company, with less than $10.0 billion of assets, the changes resulting from the legislation will impact our business. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.  At this time, it is unclear what the costs associated with these efforts will be to the Company.

Except as noted above, there have been no other material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any equity securities during the quarter ended September 30, 2010.

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

Date: November 9, 2010
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO
(Principal Executive Officer)
/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)
/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)