Form 10-K
period 2010-12-31
MIDSOUTH BANCORP INC
filed 2011-03-16
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes[  ]    No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer.        A large accelerated filer  ☐ An accelerated filer  ☑          A nonaccelerated filer  ☐  A smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐ No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant at June 30, 2010 was approximately $84,624,211 based upon the closing market price on NYSE Amex as of such date.   As of March 15, 2011 there were 9,730,266 outstanding shares of MidSouth Bancorp, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

MIDSOUTH BANCORP, INC.
2010 Annual Report on Form 10-K
TABLE OF CONTENTS
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
Results of Operations
Earnings Analysis
Balance Sheet Analysis
Impact of Inflation and Changing Prices
Item 7A – Quantitative and Qualitative Disclosures about Market Risk
Item 8 – Financial Statements and Supplementary Data
Notes to Consolidated Financial Statements
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
2.  INVESTMENT SECURITIES
3.  OTHER INVESTMENTS
4.  LOANS
5.  PREMISES AND EQUIPMENT
6.  GOODWILL AND OTHER INTANGIBLE ASSETS
7.  DEPOSITS
8.  BORROWINGS
9.  JUNIOR SUBORDINATED DEBENTURES
10.  COMMITMENTS AND CONTINGENCIES
11.  INCOME TAXES
12.  EMPLOYEE BENEFITS
13.  EMPLOYEE STOCK PLANS
14.  SHAREHOLDERS’ EQUITY
15.  NET EARNINGS PER COMMON SHARE
16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
17.  REGULATORY MATTERS
18.  FAIR VALUE MEASUREMENTS AND DISCLOSURES
19.  OTHER NON-INTEREST INCOME AND EXPENSE

20.  SUBSEQUENT EVENTS
21.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
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
Item 15 - Exhibits and Financial Statement Schedules

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Report and the documents incorporated by reference herein, other than statements of historical fact, are forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, but are not limited to certain statements under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

 The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the following:

•	changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels;
•
changes in local economic and business conditions, including, without limitation, changes related to the oil and gas industries and the long-term impacts of the oil spill in the Gulf of Mexico, that could adversely affect customers and their ability to repay borrowings under agreed upon terms, adversely affect the value of the underlying collateral related to their borrowings, and reduce demand for loans;

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
•
legislative and regulatory changes, including the impact of regulations under the Dodd-Frank  Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and other changes in banking, securities and tax laws and regulations and their application by our regulators, changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;

•
regulations and restrictions resulting from our participation in government sponsored programs such as the U.S. Treasury’s Capital Purchase Program and the recently enacted Small Business Lending Fund, including potential retroactive changes in such programs;

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

Part I

Item 1 - Business

Overview

The Company was incorporated in 1984 as a Louisiana corporation and a registered bank holding company headquartered in Lafayette, Louisiana.  Since February 2008, its operations have been conducted primarily through its wholly owned bank subsidiary MidSouth Bank, N.A.  Prior to February 2008, we owned and operated two separate banking subsidiaries, that we merged together in order to consolidate operations and reduce expenses.  The Bank, a national banking association, was chartered and commenced operations in 1985.  As of December 31, 2010, the Bank operated through a network of 34 offices and 48 ATMs located in south Louisiana and southeast Texas.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or similar references, mean MidSouth Bancorp, Inc. and our subsidiaries, including our banking subsidiary, MidSouth Bank, N.A., on a consolidated basis.  References to “MidSouth Bank” or the “Bank” mean our wholly owned banking subsidiary, MidSouth Bank, N.A.

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

Loans offered by the Bank include commercial and industrial loans, commercial real estate loans (both owner-occupied and non-owner occupied), other loans secured by real estate and consumer loans.  We commenced operations during a severe economic downturn in Louisiana more than 25 years ago.  Our survival and growth in the ensuing years has instilled in us a conservative operating philosophy.  Our conservative attitude impacts our credit and funding decisions, including underwriting loans primarily based on the cash flows of the borrower (rather than just relying on collateral valuations) and focusing lending efforts on working capital and equipment loans to small and mid-sized businesses along with owner-occupied properties.

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

We are committed to an exceptional level of customer care.  We maintain our own in-house call center so that customers enjoy live interaction with employees of the Bank rather than an automated telephone system.  Additionally, we provide our employees with the training and technological tools to improve customer care.  We have also implemented a customer relationship management database that serves not only as a sales tool but also helps us ensure delivery of outstanding service to our customers.  In addition, we conduct focus groups within the communities we serve and strive to create a two-way dialog to ensure that we are offering the banking products and services that our customers and communities need.

Markets

We operate in south Louisiana and southeast Texas along the Interstate 10, Interstate 49, Interstate 45, and Highway 90 corridors.  As of December 31, 2010, our market area in south Louisiana included 27 offices and is bound by Houma to the south, Baton Rouge to the east, Opelousas to the north and Lake Charles to the west.  Our market area in southeast Texas included seven offices and includes the Beaumont, College Station, Conroe and Houston areas. For additional information regarding our properties, see Item 2 – Properties of this Report.

We believe that high energy prices and continued rebuilding from the storms of 2005 in Louisiana and Texas have partially insulated our markets from the full impact of the national recession.   Furthermore, our markets have not experienced the severity of real estate price declines that have plagued so much of the country, and have generally suffered fewer job losses than the rest of the U.S.  Oil and gas is the key industry within our markets.  However, technology and research companies continue to develop within these markets thereby diversifying the economy.  Additionally, numerous major universities located within our market areas, including Louisiana State University, University of Houston, Rice University, Texas A&M University and University of Louisiana at Lafayette, provide a substantial number of jobs and help to contribute to the educated work force within our markets.

We believe our financial condition coupled with our scalable operational capabilities, will facilitate future growth, both organically and through acquisition, including potential growth in new market areas.

Competition

We face strong competition in our market areas from both traditional and nontraditional financial services providers, such as commercial banks; savings banks; credit unions; finance companies; mortgage, leasing, and insurance companies; money market mutual funds; brokerage houses; and branches that provide credit facilities.  The Dodd-Frank Act has also made it easier for banks to branch across state lines which could further increase the competition we face.  Several of the financial services competitors in our market areas are substantially larger and have far greater resources; however we have effectively competed by building long-term customer relationships.  Customer loyalty has been built through our continued focus on quality customer care enhanced by technology and effective delivery systems.

Other factors, including economic, legislative, and technological changes, also impact our competitive environment.  Management continually evaluates competitive challenges in the financial services industry and develops appropriate responses consistent with our overall market strategy.

Employees

As of December 31, 2010, the Bank employed approximately 389 full-time equivalent employees.  The Company had no employees who are not also employees of the Bank.  Through the Bank, employees receive customary employee benefits, which include an employee stock ownership plan; a 401(K) plan; and life, health and disability insurance plans.  Our directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company.  The Company considers the relationship of the Bank with its employees as a whole to be good.

Additional Information

More information on the Company and the Bank is available on the Bank’s website at www.midsouthbank.com.  The Company is not incorporating by reference into this Report the information contained on its website; therefore, the content of the website is not a part of this Report.  Copies of this Report and other reports filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act, including exhibits, are available free of charge on the Company’s website under the “Investor Relations” link as soon as reasonably practicable after they have been filed or furnished electronically to the Securities and Exchange Commission (“SEC”).   Copies of these filings may also be obtained free of charge on the SEC’s website at www.sec.gov.

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

Dodd-Frank Act
In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and also creates a new independent federal regulator to administer federal consumer protection laws.  We expect the Dodd-Frank Act to have a significant impact on our business operations as its provisions take effect.  Provisions that are likely to affect us include the following, some of which are discussed in more detail below:

Holding Company Capital Requirements. The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.  Given our current asset size and the issuance date of our trust preferred securities, we expect to continue to include our trust preferred securities in our Tier 1 capital.

Deposit Insurance. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.  As discussed in more detail below, the Dodd-Frank Act also broadened the base for FDIC insurance assessments, increased the reserve ratio of the Deposit Insurance Fund (“DIF”) and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Additionally, effective July 10, 2011, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act mandated to adoption by various regulatory agencies of a number of corporate governance provisions.  These included requiring the Securities and Exchange Commission to adopt rules applicable to publicly traded companies that give shareholders a non-binding vote on executive compensation and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders, which rules were subsequently enacted by the SEC in January 2011.  Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.

Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

Transactions with Affiliates and Insiders. As discussed in more detail below, effective July 10, 2011, the Dodd-Frank Act expands the definition of affiliate and the types of transactions to which the current restrictions on affiliate transactions apply.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Smaller institutions, like the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act also authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  Additionally, the Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Capital Requirements
We are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. For further detail on capital and capital ratios see discussion under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock), minority interests in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill and certain intangibles (“Tier 1 Capital”). The remainder of total capital may consist of qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock and allowance for loan losses (“Tier 2 Capital”, and together with Tier 1 Capital, “Total Capital”).  At December 31, 2010, our Tier 1 Capital ratio was 21.11% and Total Capital ratio was 22.36%.

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“Leverage Ratio”) equal to 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our Leverage Ratio at December 31, 2010, was 14.00%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines provide that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of a bank’s Tier 1 Capital in private equity and hedge funds. The Federal Reserve released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include bank holding companies like the Company, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. We will review the implications of the interagency rules on our investments once those rules are issued and will adjust our activities or holdings in order to comply.

The Bank is subject to similar capital requirements adopted by the OCC. The risk-based capital requirements identify concentrations of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution’s overall capital adequacy. Other factors taken into consideration by federal regulators include: interest rate exposure; liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operational risks, including the risks presented by concentrations of credit and non-traditional activities.

Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized institutions.  Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories.  The severity of the action will depend upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.  The federal banking agencies have set the relevant capital level for each category.

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

At December 31, 2010, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

FDIC Insurance Assessments
The Bank is a member of, and pays its deposit insurance assessments to the Deposit Insurance Fund (the “DIF”), as well as assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds.  The FDIC establishes rates for the payment of premiums by federally insured banks and federal savings associations for deposit insurance.  The FDIC has revised its risk-based assessment system as required by the FDICIA.  Under current FDIC rules, banks and federal savings associations must pay assessments to the FDIC for federal deposit insurance protection at rates based on their risk classification.  Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the FDIC’s DIF under this assessment system) pay assessments at higher rates than institutions that pose a lower risk.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  In addition, the FDIC can impose special assessments in certain instances.  At December 31, 2010, our risk category required a quarterly payment of approximately 15.05 basis points per $100 of assessable deposits.

The Dodd-Frank Act set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits, which the FDIC must attain by September 30, 2020. In addition, the Dodd-Frank Act will have a significant impact on the calculation of deposit insurance assessment premiums going forward. Specifically, the Dodd-Frank Act generally requires the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The FDIC issued a final rule that implements this change to the assessment calculation on February 7, 2011.  The assessment rate schedule for larger institutions (i.e., institutions greater than $10 billion in assets) will differentiate between such large institutions by use of a “scorecard” that combines an institution’s CAMELS ratings with certain forward-looking financial information to measure the risk to the DIF.  Pursuant to this “scorecard” method, two scores (a performance score and a loss severity score) will be combined and converted to an initial base assessment rate. The performance score measures an institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the FDIC in the event of the institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate.  The new assessment rules will take effect for the quarter beginning April 1, 2011, and will be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011.  Premiums for the Bank will be calculated based upon the average balance of total assets minus tangible equity as of the close of business for each day during the calendar quarter. The proposed FDIC rule also provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.  We currently expect our FDIC assessment rate to decrease as a result of these new changes.

FICO assessments are set by the FDIC quarterly and are used towards the retirement of FICO bonds issued in the 1980s to assist in the recovery of the savings and loan industry.  These assessments will continue until the FICO Bonds mature in 2019.  The FICO assessment rate was 1.02 basis points for the fourth quarter of 2010 compared to 1.06 basis points for the first quarter of 2010 for each $100 in domestic deposits.

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

Interagency Appraisal and Evaluation Guidelines
In December 2010, the federal banking agencies issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updated guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. It incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. This guidance also requires institutions to utilize strong internal controls to ensure reliable appraisals and evaluations and to monitor and periodically update valuations of collateral for existing real estate loans and transactions.

Community Reinvestment Act
Under the Community Reinvestment Act (“CRA”) the Bank has an obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator.  The Bank received a satisfactory rating in its most recent CRA examination.

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

The Dodd-Frank Act changed the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company.  In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. In addition, the Dodd-Frank Act provides that the Bank may not “purchase an asset from, or sell an asset to” a Bank insider (or their related interests) unless (1) the transaction is conducted on market terms, and (2) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the Bank, it has been approved in advance by a majority of the Bank’s non-interested directors.

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

Effect of Governmental Monetary Policies
Our earnings are affected by the monetary and fiscal policies of the United States government and its agencies, as well as general domestic economic conditions.  The Federal Reserve’s power to implement national monetary policy has had, and is likely to continue to have, an important impact on the operating results of financial institutions.  The Federal Reserve affects the levels of bank loans, investments, and deposits through its control over the issuance of U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature, timing or impact of future changes in monetary and fiscal policies.

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
There was significant disruption and volatility in the financial and capital markets during the past few years.  The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure.  These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in mortgage lending and related real estate markets.  Continued declines in real estate values, high unemployment and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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
The economy in a large portion of our market areas is heavily dependent on the oil and gas industry.  Many of our customers provide transportation and other services and products that support oil and gas exploration and production activities.  Accordingly, as of December 31, 2010, we had approximately $97.6 million in loans to borrowers in the oil and gas industry, representing approximately 16.8% of our total loans outstanding as of that date.  The oil and gas industry, especially in Louisiana and Texas, has been subject to significant volatility, including the “oil bust” of the 1980s that severely impacted the economies of many of our market areas.  Recently, President Obama’s administration proposed a number of legislative changes that could significantly impact the oil and gas industry, including the elimination of certain tax breaks, such as the intangible drilling and development costs, percentage depletion and manufacturing deduction, and the implementation of an excise tax focused specifically on production in the Gulf of Mexico.  If there is a significant downturn in the oil and gas industry, generally the cash flows of our customers in this industry would be adversely impacted which could impair their ability to service our loans outstanding to them and/or reduce demand for loans.  This could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.
We have experienced increases in the levels of our non-performing assets and loan charge-offs in recent periods. Our total non-performing assets amounted to $20.9 million, or 2.09% of our total assets, at December 31, 2010 and we had $4.2 million of net loan charge-offs and a $5.0 million provision for loan losses for the year ended December 31, 2010.  At December 31, 2010, the ratios of our ALLL to non-performing loans and to total loans outstanding were 44.81% and 1.52%, respectively.  Additional increases in our non-performing assets or loan charge-offs could have a material adverse effect on our financial condition and results of operations.

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
Financial institutions have been the subject of substantial legislative and regulatory changes and may be the subject of further legislation or regulation in the future, including: (i) changes in banking, securities and tax laws and regulations and their application by our regulators, including pursuant to the Dodd-Frank Act, as discussed below; (ii) changes in the scope and cost of FDIC insurance and other coverages; and (iii) changes in the CPP under TARP administered by the Treasury which we participated in by issuing $20.0 million in shares of our Series A Preferred Stock and associated common stock warrants to the Treasury in January 2009 (the “CPP Transaction”), none of which is within our control.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations may cause our results of operations to differ materially from those we currently anticipate.  In addition, the cost and burden of compliance with applicable laws and regulations have significantly increased and could adversely affect our ability to operate profitably.  Further, federal monetary policy significantly affects credit conditions for us, as well as for our borrowers, particularly as implemented by the Federal Reserve Board, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements.  A material change in any of these conditions could have a material impact on us or our borrowers, and therefore on our business, prospects, financial condition and results of operations.

We expect to continue to face increased regulation and supervision of our industry as a result of the continuing economic instability, and there may be additional requirements and conditions imposed on us as a result of our issuance of the Series A Preferred Stock in the CPP Transaction and our potential participation in the Small Business Lending Fund.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  The affects of such recently enacted, and proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

The full impact of the recently enacted Dodd-Frank Act is currently unknown given that much of the details and substance of the new laws will be implemented through agency rulemakings.
The Dodd-Frank Act was signed into law in July 2010 and represents a comprehensive overhaul of the U.S. financial services industry.  The Dodd-Frank Act requires federal agencies to adopt nearly 250 new rules and conduct more than 60 studies over the course of the next few years, ensuring that the federal regulations and implementing policies in these areas will continue to develop for the foreseeable future.

The Dodd-Frank Act includes a number of provisions that will likely impact our operations, including:

•
establishing the CFPB which will have broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws and may directly impact the scope and cost of products and services we offer could have a significant effect on our financial performance;

•	changes to the FDIC’s insurance assessment methodology;
•	permanently increasing deposit insurance coverage to $250,000 and unlimited FDIC deposit insurance for noninterest-bearing transaction accounts through January 1, 2013;
•
authorizing the Federal Reserve to set debit interchange fees in an amount that is “reasonable and proportional” to the costs incurred by processors and card issuers. Notably, a proposed Federal Reserve rule that would limit this interchange fee to 12 cents per transaction has been announced but, has not yet been finalized;

•	requiring federal regulators to establish new minimum leverage and risk-based capital requirements for large banks, bank holding companies and systemically important non-banks; and
•	codifying what was previously a regulatory policy that bank holding companies act as a “source of strength” for their depository institution subsidiaries.

Based on the text of the Dodd-Frank Act and the anticipated implementing regulations, including recent amendments, it is anticipated that the costs to banks and their holding companies may increase or fee income may decrease significantly which could adversely affect our results of operations, financial condition or liquidity. Moreover, compliance obligations will expose us to additional noncompliance risk and could divert management’s focus from the business of banking.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer to consumers covered financial products and services.  The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is new under the law. The full scope of the impact of this authority has not yet been determined as the implementing rules of the Dodd-Frank Act with respect to the CFPB have not yet been released. While the Bank will not be supervised by the CFPB, it will still be subject to the regulations and policies promulgated by the CFPB and may be examined by the OCC for compliance therewith. The costs and limitations related to complying with any new regulations established by the CFPB have yet to be fully determined and could be material.  Further, the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offering and services may also produce significant, material effects on the Bank’s (and our) profitability.

We have a concentration of exposure to a number of individual borrowers.  Given the size of these loan relationships relative to capital levels and earnings, a significant loss on any one of these loans could materially and adversely affect us.
We have a concentration of exposure to a number of individual borrowers.  Our largest exposure to one borrowing relationship as of December 31, 2010, was approximately $7.7 million, which is 5.66% of our total capital.  In addition, as of December 31, 2010, the aggregate exposure to the ten largest borrowing relationships was approximately $52.8 million, which was 9.09% of loans and 38.62% of total capital.  As a result of this concentration, a change in the financial condition of one or more of these borrowers could result in significant loan losses and have a material adverse effect on our financial condition and results of operations.

A large percentage of our deposits are attributable to a relatively small number of customers. The loss of all or some of these customers or a significant decline in their deposit balances may have a material adverse effect on our liquidity and results of operations.

Our 20 largest depositors accounted for approximately 13.92% of our total deposits and our five largest depositors accounted for approximately 6.93% of our total deposits as of December 31, 2010. The ability to attract these types of deposits has a positive effect on our net interest margin as they provide a relatively low cost of funds to the Bank. While we believe we have strong, long-term relationships with each of these customers, the loss of one or more of our 20 largest customers, or a significant decline in the deposit balances would adversely affect our liquidity and require us to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits, possibly at interest rates higher than those currently paid on these deposits.  This could increase our total cost of funds and could result in a decrease in our net interest income and net earnings.  If we were unable to develop alternative funding sources, we may have difficulty funding loans or meeting other deposit withdrawal requirements.

We occasionally purchase non-recourse loan participations from other banks based in part on information provided by the selling bank.
From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank.  As of December 31, 2010, we had approximately $37.5 million in purchased loan participations, or approximately 6.5% of our total loan portfolio.  When we purchase loan participations, we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards.  However, we are not as familiar with the borrower and may rely on information provided to us by the selling bank and typically must rely on the selling bank’s administration of the loan relationship.  We therefore have less control over, and may incur more risk with respect to, loan participations that we purchase from selling banks as compared to loans that we originate.

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
Our loan portfolio includes a substantial percentage of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans.  Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value.  Our commercial and industrial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, equipment, or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At December 31, 2010, commercial and industrial loans totaled approximately 30.6% of our total loan portfolio.  Adverse changes in local economic conditions impacting our business borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have a high concentration of loans secured by real estate, and the current downturn in the real estate market could have a material adverse effect on our financial condition and results of operations.
A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2010, approximately 57.8% of our loans had real estate as a primary or secondary component of collateral.  The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate in our primary markets could significantly impair the value of real estate collateral and the ability to sell real estate collateral upon foreclosure. Furthermore, it is likely that we would be required to increase the provision for loan losses.  A related risk in connection with loans secured by real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as collateral.  If we were required to liquidate real estate collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, it could have a material adverse effect on our financial condition and results of operations.

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

If we acquire the assets and liabilities of one or more target banks that are in receivership through the FDIC bid process for failed institutions, such an acquisition will require us, through our bank subsidiary, to enter into a Purchase and Assumption Agreement (the “P&A Agreement”) with the FDIC.  The P&A Agreement is a form document prepared by the FDIC, and our ability to negotiate the terms of this agreement is limited.  As a result, we expect that any P&A Agreement would provide for limited disclosure about, and limited indemnification for, risks associated with the target bank.  There is a risk that such disclosure regarding, and indemnification for, the assets and liabilities of target banks will not be sufficient and we will incur unanticipated losses.  There is also a risk that we may be required to make an additional payment to the FDIC under certain circumstances following the completion of an FDIC-assisted acquisition if, for example, actual losses related to the target bank’s assets acquired are substantially less than expected at the time the P&A Agreement was entered into.

In addition, the FDIC bid process for failed depository institutions is competitive. We cannot provide any assurances that we will be successful in bidding for any target bank or for other failed depository institutions.

Our future earnings could be adversely affected by non-cash charges for goodwill impairment, if a future test of goodwill indicates that goodwill has been impaired.
As prescribed by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” we undertake an annual review of the goodwill asset balance reflected in our financial statements.  We conduct an annual review in the fourth quarter of each year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment.  In addition, after our annual review in the fourth quarter of 2010, we concluded there was no goodwill impairment as of such date.  As of December 31, 2010, we had $9.3 million in goodwill.  Future goodwill impairment tests may result in future non-cash charges, which could adversely affect our earnings for any such future period.

Changes in the fair value of our securities may reduce our shareholders’ equity and net income.
At December 31, 2010, $263.8 million of our securities (at fair value) were classified as available-for-sale.  At such date, the aggregate net unrealized gain on our available-for-sale securities was $6.3 million.  We increase or decrease shareholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported shareholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

We monitor the fair value of our entire securities portfolio as part of our ongoing other than temporary impairment (“OTTI”) evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.  In addition, as a condition to membership in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), we are required to purchase and hold a certain amount of FHLB-Dallas stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB-Dallas.  At December 31, 2010, we had stock in the FHLB-Dallas totaling approximately $584,000. The FHLB-Dallas stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2010, we did not recognize an impairment charge related to our FHLB-Dallas stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB-Dallas may not require us to recognize an impairment charge with respect to such holdings.

We rely heavily on our management team and the loss of key officers may adversely affect operations.
Our success has been and will continue to be greatly influenced by the ability to retain existing senior management and, with expansion, to attract and retain qualified additional senior and middle management. C.R. Cloutier, President and Chief Executive Officer, and other executive officers have been instrumental in developing and managing our business. Over the past several years, we have had a number of changes in our senior management team, including the appointment of a new Chief Financial Officer. James McLemore; Chief Credit Officer, John Nichols; and the head of the retail division of the Bank, Carolyn Lay.   Additionally, in February 2011, we hired a Chief Operating Officer, Gerald Reaux, and appointed a Chief Banking Officer, Troy Cloutier.  We typically do not have employment agreements with our executive officers, including C.R. Cloutier.  In addition, a formal management succession plan has not been established.

Our participation in the CPP Transaction could also have an adverse effect on our ability to attract and retain qualified executive officers.  The ARRA included amendments to the executive compensation provisions of the EESA under which the CPP was established, including extensive new restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the Treasury that were issued in the CPP Transaction.  Many of the restrictions are not limited to our senior executives and cover other employees whose contributions to revenue and performance can be significant.  The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same CPP restrictions.  While we have applied for funds under the Small Business Lending Fund (the “SBLF”) to repay the amounts we received under the CPP Transaction, no assurance can be provided that our application under the SBLF will be approved or that similar regulations will not be adopted for SBLF participants.  In addition, the Dodd-Frank Act requires federal bank regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion.  Such rules, when adopted, may adversely affect our management retention and limit our ability to promote our objectives through our compensation and incentive programs and, as a result, adversely affect our results of operations and financial position.

The full scope and impact of these limitations are uncertain.  The Treasury adopted standards that implement certain compensation limitations, but these standards have not yet been broadly interpreted and remain, in many respects, ambiguous.  The new and potential future legal requirements, including those under the CPP or that are adopted with respect to the SBLF or pursuant to the Dodd-Frank Act, may have unforeseen or unintended adverse effects on the financial services industry as a whole, including us.  It will likely require significant time, effort and resources on our part to interpret and apply them.  If any of our regulators believe that our response to new and future legal requirements and implementing standards does not fully comply with them, it could subject us to regulatory actions or otherwise adversely affect our management retention and, as a result, our results of operations and financial condition.

Loss of key employees may disrupt relationships with certain customers.
As a community bank, our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. We generally do not have employment agreements with any of our key employees, including our executive officers.  Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationship with our key personnel is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

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
Our profitability is dependent to a large extent on net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.  For example, as securities in our investment portfolio have matured, they have been replaced by securities paying a lower yield.   We expect this trend to continue during 2011.  These changes in our investment portfolio have negatively impacted, and are expected to continue to negatively impact, our net interest margin.  Furthermore, some of our variable interest rate loans have minimum fixed interest rates (“floors”) that are currently above the contractual variable interest rate.  If interest rates rise, the interest income from our variable interest rate loans with floors may not increase as quickly as interest expense on our liabilities, which would negatively impact our net interest income.

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
Non-performing assets adversely affect our net earnings in various ways.  Until economic and market conditions improve, we expect to incur provisions for loan losses relating to an increase in non-performing assets.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our earnings, and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we mark the related asset to the then fair market value of the collateral less estimated selling costs, which may result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.  While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets.

The soundness of other financial institutions could adversely affect us.
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

We operate within a highly regulated environment and our business and results are affected by the regulations to which we are subject.
We operate within a highly regulated environment.  The regulations to which we are subject will continue to have an impact on our operations and the degree to which we can grow and be profitable.  Certain regulators, to which we are subject, have significant power in reviewing our operations and approving our business practices.  In recent years the Bank, as well as other financial institutions, has experienced increased regulation and regulatory scrutiny, often requiring additional resources.  In addition, investigations or proceedings brought by regulatory agencies may result in judgments, settlements, fines, penalties, or other results adverse to us.  There is no assurance that any change to the regulatory requirements to which we are subject, or the way in which such regulatory requirements are interpreted or enforced, will not have a negative effect on our ability to conduct our business and our results of operations.

We rely heavily on technology and computer systems.  The negative effects of computer system failures and unethical individuals with the technological ability to cause disruption of service could adversely affect our reputation and our ability to generate deposits.
Our ability to compete depends on our ability to continue to adapt and deliver technology on a timely and cost-effective basis to meet customers’ demands for financial services.  We provide our customers the ability to bank online and many customers now remotely submit deposits to us through remote-capture systems.  The secure transmission of confidential information over the Internet is a critical element of these services.  Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems.  We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.  To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities.  Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and our ability to generate deposits.

Consumers may decide not to use banks to complete their financial transactions.
Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Risks Relating to an Investment in Our Common Stock

Share ownership may be diluted by the issuance of additional shares of common stock in the future.
Our stock incentive plan provides for the granting of stock incentives to directors, officers, and employees.  As of December 31, 2010, there were 53,918 shares issued under options and 20,847 shares in restricted stock granted under that plan.  Likewise, approximately 579,000 shares, including shares issuable under currently outstanding options, may be issued in the future to directors, officers, and employees under our existing equity incentive plans.  In addition, on January 9, 2009, the Company issued $20.0 million in preferred stock to the Treasury in the CPP Transaction.  As part of the CPP Transaction, we also granted the Treasury a 10-year stock purchase warrant.  Under the warrant, the Treasury has the right to purchase 104,384 shares of our common stock at an exercise price of $14.37 per share. It is probable that options and or/warrants will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option or warrant.  The incentive plan also provides that all issued options automatically and fully vest upon a change in control.  If the options are exercised, share ownership will be diluted.

In addition, our articles of incorporation authorize the issuance of up to 30,000,000 shares of common stock and 5,000,000 shares of preferred stock, but do not provide for preemptive rights to the shareholders; therefore, shareholders will not automatically have the right to subscribe for additional shares.  As a result, if we issue additional shares to raise additional capital or for other corporate purposes, you may be unable to maintain a pro rata ownership in the Company.

The holders of our preferred stock and trust preferred securities have rights that are senior to those of shareholders and that may impact our ability to pay dividends on our common stock and net income available to our common shareholders.
At December 31, 2010, we had outstanding $15.5 million of trust preferred securities.  These securities are senior to shares of common stock.  As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders.  While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.

In addition, with respect to the $20.0 million in Series A Preferred Stock outstanding that was issued to the Treasury in the CPP Transaction, we are required to pay cumulative dividends on the Series A Preferred Stock at an annual rate of 5.0% for the first five years and 9.0% thereafter, unless we redeem the shares earlier.  Dividends paid on our Series A Preferred Stock will also reduce the net income available to our common shareholders and our earnings per common share.  We may not declare or pay dividends on our common stock or repurchase shares of our common stock without first having paid all accrued cumulative preferred dividends that are due. Until January 2012, we also may not increase our per share common stock dividend rate or repurchase shares of our common shares without the Treasury’s consent, unless the Treasury has transferred to third parties all the Series A Preferred Stock originally issued to it.  We have applied to participate in the SBLF and, if approved, will issue new shares of preferred stock to the Treasury.  We will use the net proceeds from the sale of the shares of preferred stock to repurchase the outstanding shares of Series A Preferred Stock.  Any new shares of preferred stock issued in connection with the

SBLF will require us to pay dividends at a rate that will be dependent on our volume of qualified small business loans.

There can be no assurance whether or when the Series A Preferred Stock can be redeemed or whether or when the related warrant can be repurchased.
Subject to approval of our regulators, we generally have the right to repurchase the shares of Series A Preferred Stock and the associated warrant issued to the Treasury in the CPP Transaction.  We have applied to participate in the SBLF and, if approved, will issue new shares of preferred stock to the Treasury and use the net proceeds from the sale thereof to repurchase the outstanding shares of Series A Preferred Stock.  However, there can be no assurance that our application will be approved and, if we are not approved to participate under the SBLF, as to when the Series A Preferred Stock and the warrant will be repurchased, if at all.  As a result, we will remain subject to the uncertainty of additional future changes to the CPP, which could put us at a competitive disadvantage.  Until such time as the Series A Preferred Stock and the warrant are repurchased, we will remain subject to the terms and conditions of those instruments, which, among other things, require us to obtain regulatory approval to repurchase or redeem our common stock or our other preferred stock or increase the annual aggregate dividends on our common stock over $0.28 per share, except in limited circumstances.

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
Our directors and executive officers beneficially own approximately 2.1 million shares, or 21.2%, of our outstanding common stock as of December 31, 2010.  As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on our business as shareholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that our directors and executive officers may have interests that are different from, or in addition to, the interests of our shareholders generally.

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

•	authorize a class of preferred stock that may be issued in series with terms, including voting rights, established by the Board without shareholder approval;
•	authorize approximately 30 million shares of common stock and 5 million shares of preferred stock that may be issued by the Board without shareholder approval;

•	classify our Board with staggered three year terms, preventing a change in a majority of the Board at any annual meeting;
•	require advance notice of proposed nominations for election to the Board and business to be conducted at a shareholder meeting; and
•	require 80% of the voting power for shareholders to approve business combinations not approved by the Board.

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

In our Texas market area, we have two full service branches located in Beaumont, Texas, both of which are owned.  Our additional full service branches in the Texas market area are located in Vidor, College Station, Houston, and Conroe.  The Company also operates a loan production office located in Conroe, Texas.  Of these offices, three are owned and two are leased.

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

Item 4 – (Removed and Reserved)

Executive Officers of the Registrant

The names, ages as of December 31, 2010, and positions of our executive officers are listed below along with their business experience during the past five years.

C. R. Cloutier, 63 – President, Chief Executive Officer and Director of the Company and the Bank since 1984.

James R. McLemore, 51–Senior Executive Vice President and Chief Financial Officer for the Company and the Bank since July 2009.  Prior to joining the Company and the Bank, Mr. McLemore served as Executive Vice President and Chief Financial Officer of Security Bank Corporation from 2002 until July 2009.  In July 2009, subsequent to Mr. McLemore’s departure, the six subsidiary banks of Security Bank Corporation were closed and the FDIC was appointed receiver of the banks.  Security Bank Corporation subsequently filed for bankruptcy in August of 2009.

John Nichols, 55 – Executive Vice President and Chief Credit Officer for the Bank since July 2010.  Nichols, who previously served as Senior Vice President and President of the bank's West Louisiana Region, based in Lake Charles. He will continue to be a member of the Lake Charles market's Regional Loan Committee.  Nichols joined the Bank in 2001, having previously worked as Senior Vice President and Business Banking Manager for Bank One (now JPMorgan Chase) in Lake Charles and Alexandria.

Karen L. Hail, 57 – Senior Executive Vice President and Director of Asset Procurement for the Bank since April 2010; Senior Executive Vice President and Chief Operating Officer of the Bank since 2002; Secretary and Treasurer of the Company since 1984; and Director of the Bank since 1988.  Effective April 1, 2010, Ms. Hail has served as Senior Executive Vice President and Director of Asset Procurement for the Bank.  As a result of this new position, Ms. Hail no longer serves as Chief Operating Officer of the Company.  In addition, Ms. Hail was not nominated by the Board for re-election as a Director at the 2011 Annual Meeting.

Effective February 15, 2011, we implemented a new management structure designed to increase shareholder value and support our organic growth.  This new structure included the appointment of two new executive officers, information for which is provided below.

Gerald “Jerry” Reaux Jr., 50 – Chief Operating Officer of the Company and the Bank since February 2011.  Prior to joining MidSouth, Mr. Reaux served three years as Chief Executive Officer of Tri-Parish Bancshares, Ltd. in Eunice, Louisiana and also served as the Vice Chairman for seven years. He has over 28 years of banking experience.  Mr. Reaux was nominated by the Board for election as a director of the Company and the Bank and, if elected, is expected to succeed Dr. J.B. Hargroder as Vice Chairman of the Board of Directors of the Company in May of 2011 after the shareholders’ meeting.

Troy Cloutier, 37 – Chief Banking Officer and Senior Executive Vice President of the Bank since February 2011.  Mr. Cloutier has been with MidSouth Bank for 18 years most recently serving as Senior Vice President and Regional President for the South and East Louisiana Regions in addition to managing due diligence for the Bank’s mergers and acquisitions team.  Troy Cloutier is the son of C.R. Cloutier.

All executive officers are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of February 28, 2011, there were 842 common shareholders of record.  The Company’s common stock trades on the NYSE AMEX under the symbol “MSL.”  The high and low sales price for the past eight quarters has been provided in the Selected Quarterly Financial Data tables that are included with this filing under Item 8 and is incorporated herein by reference.

Cash dividends totaling $2.7 million were declared to common shareholders during 2010.  The regular quarterly dividend of $0.07 per share was paid for all four quarters of 2010, for a total of $0.28 per share for the year.  Cash dividends totaling $1.8 million were declared to common shareholders during 2009.  A quarterly dividend of $0.07 per share was paid for each quarter of 2009, for a total of $0.28 per share for the year.

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

Share Repurchases

Pursuant to the terms of the agreements between us and the Treasury governing the CPP Transaction, we are currently prohibited from repurchasing shares of our common stock.  As a result, we did not repurchase any shares of our common stock during the year ended December 31, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, the Company had outstanding stock options and restricted stock granted under our incentive compensation plans, which were approved by the Company’s shareholders.  Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2010, subject to the Company’s available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	74,765	$12.84	504,153
Equity compensation plans not approved by security holders	-	-	-
Total	74,765	$12.84	504,153

The following graph compares the cumulative total return on our common stock over a period beginning December 31, 2005 with (1) the cumulative total return on the stocks included in the Russell 3000 and (2) the cumulative total return on the stocks included in the SNL  Securities, LC (“SNL”) $500M - $1B and the SNL $1B - $5B Bank Index.  The comparison assumes an investment in our common stock on the indices of $100 at December 31, 2005 and assumes that all dividends were reinvested during the applicable period.

MidSouth Bancorp, Inc

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
MidSouth Bancorp, Inc.	100.00	145.66	115.75	64.59	71.97	81.07
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46
SNL Bank $500M-$1B	100.00	113.73	91.14	58.40	55.62	60.71
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81

The stock price information shown above is based on historical data and should not be considered indicative of future price performance.

Item 6 – Five Year Summary of Selected Financial Data

	At and For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)

Interest income	$48,124	$50,041	$55,472	$57,139	$50,235
Interest expense	(7,395)	(10,220)	(16,085)	(20,534)	(17,692)
Net interest income	40,729	39,821	39,387	36,605	32,543
Provision for loan losses	(5,020)	(5,450)	(4,555)	(1,175)	(850)
Noninterest income	14,857	15,046	15,128	14,259	12,379
Noninterest expenses	(43,818)	(44,693)	(43,974)	(38,634)	(33,124)
Earnings before income taxes	6,748	4,724	5,986	11,055	10,948
Income tax expense	(968)	(125)	(449)	(2,279)	(2,728)
Net earnings	$5,780	$4,599	$5,537	$8,776	$8,220
Preferred dividend requirement	(1,198)	(1,175)	-	-	-
Net earnings available to common shareholders	$4,582	$3,424	$5,537	$8,776	$8,220

Basic earnings per common share1	$0.47	$0.51	$0.84	$1.34	$1.26
Diluted earnings per common share1	$0.47	$0.51	$0.83	$1.32	$1.24
Dividends per common share1	$0.28	$0.28	$0.32	$0.29	$0.22

Total loans	$580,812	$585,042	$608,955	$569,505	$499,046
Total assets	1,002,339	972,142	936,815	854,056	805,022
Total deposits	800,772	773,285	766,704	733,517	716,180
Cash dividends on common stock	2,721	1,846	2,120	1,920	1,463
Long-term obligations	15,465	15,465	15,465	15,465	15,465

Selected ratios:
Loans to assets	58.00%	60.18%	65.00%	66.68%	61.99%
Loans to deposits	72.53%	75.66%	79.43%	77.64%	69.68%
Deposits to assets	79.89%	79.54%	81.84%	85.89%	88.96%
Return on average assets	0.47%	0.37%	0.60%	1.06%	1.08%
Return on average common equity	3.92%	4.35%	7.79%	13.83%	14.68%

1 On October 23, 2007, the Company paid a 5% stock dividend to common shareholders of record on September 21, 2007.  On October 23, 2006, a 25% stock dividend was paid to common shareholders of record on September 29, 2006.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and on its results of operations during 2010, 2009, and 2008.   This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements included in this report. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  Our most critical accounting policy relates to the allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for loan losses may be required.  See Asset Quality – Allowance for Loan Losses.

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

Given the current instability of the economic environment, it is reasonably possible that the methodology of the assessment of potential loan losses and goodwill impairment could change in the near-term or could result in impairment going forward.

Overview

We are a bank holding company, headquartered in Lafayette, Louisiana, that through our community banking subsidiary, MidSouth Bank, N.A., operates 34 offices in south Louisiana and southeast Texas.  We had approximately $1.0 billion in consolidated assets as of December 31, 2010.   We derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Approximately 75.1% of our total deposits are interest-bearing.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.  Our financial performance for the years ended December 31, 2009 and 2010 were, and continue to be, significantly impacted by the disruptions in the national economy and the resulting financial uncertainty that has severely impacted the banking industry.  While we believe our market areas have fared better than the national economy during this most recent economic downturn, the economic uncertainty and difficult real estate markets had an impact on our loan losses, loan demand and our interest rate spread.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

We plan to continue to grow both organically and through acquisitions, including potential expansion into new market areas.  To support our growth, shareholders approved an increase in our authorized shares of common stock from 10 million to 30 million shares at our annual shareholders’ meeting in May 2010.  Additionally, in December

2009, we completed a public offering of approximately 3.1 million shares of our common stock for which we received net proceeds of approximately $37.3 million (including shares issued upon the underwriter’s exercise of their over-allotment option in January 2010).  As a result of the offering, we cut in half the number of shares underlying the warrants we issued to the Treasury as part of the CPP Transaction.  We believe our current financial condition, coupled with our scalable operational capabilities will allow us to act upon growth opportunities in the current banking environment.

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

Results of Operations

Net income available to common shareholders for the year ended December 31, 2010 totaled $4.6 million compared to $3.4 million for the year ended December 31, 2009, an increase of $1.2 million, or 33.8%.  Diluted earnings per share were $0.47 for the year ended December 31, 2010, compared to $0.51 for 2009.  Although net earnings increased, diluted earnings per share decreased due to the common shares issued as a result of our capital offering in December 2009.  Dividends recorded on MidSouth’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) issued under the CPP reduced net earnings available to common shareholders by $1.2 million for each of the years ended December 31, 2010 and December 31, 2009.

Total consolidated assets increased $30.2 million, or 3.1%, from $972.1 million at December 31, 2009, to $1.0 billion at December 31, 2010.  The increase in assets resulted primarily from a $27.5 million growth in deposits over the same period, from $773.3 million to $800.8 million.  The majority of the growth was in noninterest-bearing deposits and resulted primarily from new commercial account relationships added in 2010.  Total loans were $580.8 million at December 31, 2010, a decrease of $4.2 million, or 0.72%, from the $585.0 million reported as of December 31, 2009.  Although we experienced increased loan activity in the second and third quarters of 2010, commercial and consumer customers continued to pay down debt and resulted in decreased loan volume year-over year.

MidSouth’s leverage capital ratio increased to 14.00% at December 31, 2010 from 13.95% at December 31, 2009.  Tier 1 risk-weighted capital and total risk-weighted capital ratios were 21.11% and 22.36% at December 31, 2010, compared to 19.34% and 20.54% at December 31, 2009, respectively.  The Tier 1 common equity ratio at December 31, 2010 was 10.52%.  Return on average common equity was 3.92% for 2010 compared to 4.35% for 2009.  Return on average assets was 0.47% compared to 0.37% for the same periods, respectively.

The $1.2 million increase in net earnings available to common shareholders in 2010 resulted primarily from a $908,000 increase in net interest income, which was driven by a $2.8 million reduction in interest expense.  An $875,000 decrease in non-interest expense also contributed to the improvement in earnings, with significant decreases recorded in salary and benefits costs ($1.4 million), occupancy expense ($561,000), and FDIC premiums ($353,000).  The decrease in salaries and benefit costs resulted primarily from a $1.2 million reduction in group health insurance expense as our partially self-funded group health insurance plan experienced a lower amount of insurance claims in 2010.  The reduction in occupancy expense resulted primarily from a $265,000 decrease in depreciation cost and a $139,000 decrease in lease expense.  These decreases were partially offset by increases in other non-interest expense categories, including $451,000 in data processing expense, $274,000 in expenses on other real estate owned, and $235,000 in ATM/Debit card processing expense.  Additionally, the provision for loan loss decreased $430,000 in year-over-year comparison.  The earnings improvement from increased net interest income combined with decreases in non-interest expense and the provision for loan losses was partially offset by an $843,000 increase in tax expense, an $189,000 decrease in non-interest income, and a $23,000 increase in preferred dividends.

Nonaccrual loans totaled $19.6 million as of December 31, 2010, compared to $16.2 million as of December 31, 2009.  The $3.4 million increase in nonaccruals in year-over-year comparison resulted primarily from a $3.4 million commercial development loan in the Texas market added in the third quarter of 2010.  Of the remaining $16.2 million in nonaccrual loans, $10.4 million, or 64.2%, represented two large commercial real estate loan relationships in the Baton Rouge market.  Loans past due 90 days or more and still accruing totaled $66,000 at December 31, 2010, a decrease of $312,000 from December 31, 2009.  Total nonperforming assets to total assets were 2.09% at

December 31, 2010, compared to 1.79% at December 31, 2009.  Loans classified as troubled debt restructurings during the fourth quarter of 2010 consisted primarily of two small commercial loans totaling $640,000.  The two loans were classified as trouble debt restructurings due to a reduction in monthly payments granted to the borrowers.

Allowance coverage for nonperforming loans was 44.81% at December 31, 2010, compared to 48.28% at December 31, 2009.  Year-to-date net charge-offs were 0.72% of total loans as of December 31, 2010 compared to 0.86% as of December 31, 2009.  The allowance coverage for nonperforming loans ratio declined in 2010 despite an increase in the ALLL/total loans ratio from 1.37% at December 31, 2009 to 1.52% at December 31, 2010.  The decreased coverage ratio for nonperforming loans resulted primarily from loans placed on nonaccrual status in 2010 that did not require specific reserves due to sufficient underlying collateral values.

Table 1
Summary of Return on Equity and Assets
	2010	2009	2008
Return on average assets	0.47%	0.37%	0.60%
Return on average common equity	3.92%	4.35%	7.79%
Dividend payout ratio on common stock	59.57%	54.90%	38.55%
Average equity to average assets	13.88%	10.43%	7.75%

Earnings Analysis

Net Interest Income
Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.72%, 4.88%, and 4.93% for the years ended December 31, 2010, 2009, and 2008, respectively.  Tables 2 and 3 analyze the changes in net interest income in the years ended December 31, 2010, 2009, and 2008.

During 2009 and 2010, securities in our investment portfolio that have matured have generally been replaced by new securities that, as a result of the current interest rate environment, pay us a lower yield compared to the matured securities they are replacing. As a result, during both 2009 and 2010 we experienced some contraction in our net interest margin and expect to continue to experience additional contraction into 2011.  However, because of our base of core deposits described below under “Funding Sources – Deposits,” we expect our net interest margin to remain strong.

Table 2
Consolidated Average Balances, Interest, and Rates (in thousands)
	Year Ended December 31,
	2010			2009			2008
	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate
Assets
Investment securities1
Taxable	$153,545	$3,699	2.41%	$101,556	$3,905	3.85%	$97,363	$4,381	4.50%
Tax exempt2	109,020	5,598	5.13%	115,176	6,159	5.35%	112,801	6,100	5.41%
Total investment securities	262,565	9,297	3.54%	216,732	10,064	4.64%	210,164	10,481	4.99%
Federal funds sold	3,328	7	0.21%	17,617	37	0.21%	29,406	669	2.24%
Time and interest bearing deposits in other banks	41,999	274	0.65%	20,222	274	1.35%	15,892	447	2.81%
Other investments	5,007	148	2.96%	4,445	130	2.92%	4,172	136	3.26%
Loans
Commercial and real estate	489,799	32,201	6.57%	483,626	31,993	6.62%	461,382	35,404	7.67%
Installment	94,391	7,828	8.29%	109,963	9,349	8.50%	113,973	10,128	8.89%
Total loans3	584,190	40,029	6.85%	593,589	41,342	6.96%	575,355	45,532	7.91%
Total earning assets	897,089	49,755	5.55%	852,605	51,847	6.08%	834,989	57,265	6.86%
Allowance for loan losses	(8,050)			(7,650)			(5,910)
Nonearning assets	92,732			89,579			88,808
Total assets	$981,771			$934,534			$917,887

Liabilities and shareholders’ equity
NOW, money market, and savings	$466,844	$3,562	0.76%	$439,655	$4,632	1.05%	$453,531	$7,958	1.75%
Time deposits	122,324	1,906	1.56%	141,159	3,471	2.46%	146,272	5,952	4.07%
Total interest-bearing deposits	589,168	5,468	0.93%	580,814	8,103	1.40%	599,803	13,910	2.32%
Borrowings:
Securities sold under agreements to repurchase	49,054	948	1.93%	44,318	1,070	2.41%	33,506	822	2.45%
Federal funds purchased	243	2	0.82%	622	5	0.80%	2,493	53	2.13%
Other borrowings	682	3	0.44%	4,625	23	0.50%	4,943	81	1.64%
Total borrowings	49,979	953	1.91%	49,565	1,098	2.22%	40,942	956	2.30%
Junior subordinated debentures	15,465	974	6.30%	15,465	1,019	6.50%	15,465	1,219	7.75%
Total interest-bearing liabilities	654,612	7,395	1.13%	645,844	10,220	1.58%	656,210	16,085	2.45%
Demand deposits	184,419			185,757			185,113
Other liabilities	6,457			5,468			5,466
Stockholders’ equity	136,283			97,465			71,098
Total liabilities and stockholders’ equity	$981,771			$934,534			$917,887

Net interest income and net interest spread		$42,360	4.42%		$41,627	4.50%		$41,180	4.41%
Net yield on interest-earning assets			4.72%			4.88%			4.93%

1 Securities classified as available-for-sale are included in average balances and interest income figures and reflect interest earned on such securities.
2 Interest income of $1,631,000 for 2010, $1,806,000 for 2009, and $1,792,000 for 2008 is added to interest earned on tax-exempt obligations to reflect tax-equivalent yields using a 34% tax rate.
3 Interest income includes loan fees of $3,150,000 for 2010, $3,184,000 for 2009, and $3,801,000 for 2008.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3
Changes in Taxable-Equivalent Net Interest Income (in thousands)
	2010 Compared to 2009			2009 Compared to 2008
	Total Increase	Change Attributable to		Total Increase	Change Attributable to
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment securities
Taxable	$(206)	$1,566	$(1,772)	$(476)	$183	$(659)
Tax-exempt	(561)	(322)	(239)	59	127	(68)
Federal funds sold	(30)	(30)	-	(632)	(192)	(440)
Time and interest-bearing deposits in other banks	-	194	(194)	(173)	102	(275)
Other investments	18	17	1	(6)	9	(15)
Loans, including fees	(1,313)	(650)	(663)	(4,190)	1,407	(5,597)
Total	(2,092)	775	(2,867)	(5,418)	1,636	(7,054)

Interest paid on:
Interest-bearing deposits	(2,635)	115	(2,750)	(5,807)	(428)	(5,379)
Securities sold under agreements to repurchase	(122)	106	(228)	248	261	(13)
Federal funds purchased	(3)	(3)	-	(48)	(26)	(22)
Other borrowings	(20)	(18)	(2)	(58)	(5)	(53)
Junior subordinated debentures	(45)	-	(45)	(200)	-	(200)
Total	(2,825)	200	(3,025)	(5,865)	(198)	(5,667)
Taxable-equivalent net interest income	$733	$575	$158	$447	$1,834	$(1,387)

NOTE:  Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Net interest income on a taxable-equivalent basis increased $733,000 for 2010 over 2009, as a $2.8 million reduction in interest expense offset a $2.1 million decrease in interest income.  The decrease in interest income on earning assets resulted primarily from the combination of a $9.4 million decrease in the average volume of loans, combined with an 11 basis point decline in the average yield on loans, from 6.96% at December 31, 2009 to 6.85% at December 31, 2010.  The decline in loan volume resulted primarily from payoffs in the commercial, financial, and agricultural portfolio.  Loan yields declined as matured loans re-priced in the lower rate environment and new loan rates reflected competitive market pricing.  Additionally, interest income on investment securities for 2010 decreased as a 110 basis point reduction in the average yield earned on investment securities offset the impact of a $45.8 million increase in the average volume of investment securities.  The reduction in the average yield on investment securities from 4.64% at December 31, 2009 to 3.54% at December 31, 2010 resulted from the reinvestment of excess cash in short-term U.S. Agency bonds at lower yields.  Interest expense decreased primarily due to a 47 basis point reduction in the average rate paid on interest-bearing deposits, from 1.40% at December 31, 2009 to 0.93% at December 31, 2010.  Additionally, interest paid on securities sold under agreements to repurchase and on the junior subordinated debentures decreased due to rate reductions.  As a result, the taxable-equivalent net interest margin declined 16 basis points, from 4.88% for the year ended December 31, 2009 to 4.72% for the year ended December 31, 2010.

Included in 2010 taxable equivalent net interest income, is a $298,000 one-time recovery of interest income on a $3.9 million nonaccrual commercial loan that was paid off in December 2010.  Net of the $298,000 recovery of interest income, the taxable equivalent margin would have decreased 19 basis points in prior year comparison.

Net interest income on a taxable-equivalent basis increased $447,000 for 2009 over 2008.  The $447,000 increase in taxable-equivalent net interest income resulted primarily from a $5.9 million decrease in interest expense on interest-bearing liabilities, offset by a $5.4 million decrease in taxable-equivalent interest income on earning assets.  Interest expense on interest-bearing liabilities decreased primarily due to a 92 basis point decrease in the average rate paid on interest-bearing deposits, from 2.32% at December 31, 2008 to 1.40% at December 31, 2009.  Additionally, the average volume of interest bearing deposits declined $19.0 million, from $599.8 million at December 31, 2008 to $580.8 million at December 31, 2009.  Increased interest expense on securities sold under agreements to repurchase in 2009, due to a $10.8 million increase in average volume, was offset by a decrease in interest expense due to rate reductions on borrowings and the junior subordinated debentures.

A 78 basis points decrease in the average yield on earning assets, from 6.86% at December 31, 2008 to 6.08% at December 31, 2009, offset a $17.6 million, or 2.1%, increase in the average volume of earning assets, from $835.0 million at December 31, 2008, to $852.6 million at December 31, 2009, to net a $5.4 million decrease in taxable-equivalent interest income.  Average loan yields decreased 95 basis points, from 7.91% at December 31, 2008, to 6.96% at December 31, 2009, primarily due to maturing and repricing loans adjusting to lower rates of interest in the current environment.  An increase in loan volume of $18.2 million, or 3.2%, partially offset the decrease in rates and resulted in a $4.2 million decrease in interest earned on loans for 2009.  Taxable-equivalent yields also fell 35 basis points on investment securities, from 4.99% at December 31, 2008 to 4.64% at December 31, 2009, as new purchases were added at much lower rates in 2009.

Noninterest Income
Noninterest income totaled $14.9 million at December 31, 2010, compared to $15.0 million at December 31, 2009 and $15.1 million at December 31, 2008.  Service charges and fees on deposit accounts represent the primary source of noninterest income for the Company.  Income from service charges and fees on deposit accounts, including insufficient funds fees (“NSF” fees), decreased $716,000 in 2010 compared to a $124,000 increase in 2009.  The decrease in 2010 was primarily due to a $674,000 reduction of NSF fee income, which resulted from fewer NSF items processed.  As discussed below, we believe this was primarily driven by the changes implemented in our policies in connection with the changes in Regulation E in 2010.  Income on ATM and debit card transactions increased $294,000 in 2010 and $327,000 in 2009 as the result of an increase in electronic transactions processed.  Other noninterest income increased $233,000 in 2010 and decreased $533,000 in 2009.  The $233,000 increase in 2010 resulted primarily from a $178,000 impairment charge on an equity security recorded in 2009.  The $533,000 decrease in 2009 included the $178,000 impairment charge, a $120,000 decrease in income from a third party investment advisory firm, and a $131,000 one-time payment recorded in other non-interest income in 2008.  The one-time payment resulted from VISA’s mandatory redemption of a portion of its Class B shares outstanding in connection with its initial public offering.

During 2010, we addressed changes in Regulation E, which became effective on August 15, 2010.  Regulation E governs the treatment of electronic funds transfers and the Bank’s ability to collect fees for overdrafts involving ATM and point of sale debit transactions.  The amendments to Regulation E required that we give our customers the option to continue to receive approval on and payment of point-of-sale transactions only if they have chosen overdraft protection.  As a result of offering the required option, 82.0% of our customers affected opted to continue to access a form of overdraft protection for approval on and payment of point-of-sale transactions.  The changes in Regulation E did have an impact on overdraft fees earned on electronic transactions in 2010 and could further reduce overdraft fees earned in future periods.

Noninterest Expense
Total noninterest expense decreased 2.0%, or $875,000, from 2009 to 2010, and increased 1.6%, or $719,000, from 2008 to 2009.  Salaries and employee benefits decreased $1.4 million, or 6.4%, in 2010 and the total of full-time equivalent (“FTE”) employees was 389, a decrease of 27 employees from 416 FTE employees at year-end 2009.  Salary and benefit costs decreased in 2010 primarily due to a $1.2 million reduction in group health insurance expense as MidSouth’s partially self-funded group health insurance plan experienced a lower amount of insurance claims in 2010.  Salaries and employee benefits increased $792,000, or 3.8%, in 2009, primarily due to a $570,000 increase in group health insurance costs which was partially offset by a decrease of 3 employees from the 419 FTE employees at year-end 2008.

Occupancy expenses decreased $561,000 in 2010 and increased $601,000 in 2009.  The reduction in occupancy expense in 2010 resulted primarily from a $265,000 decrease in depreciation cost and a $139,000 decrease in lease expense.  The $601,000 increase in 2009 resulted primarily from a $123,000 increase in lease expense and a $353,000 increase in depreciation expense primarily as a result of the 2008 renovation of our corporate headquarters.  Premises and equipment additions and leasehold improvements totaled approximately $1.3 million, $1.8 million, and $4.8 million for the years 2010, 2009, and 2008, respectively.

ATM and debit card processing fees increased $235,000 in 2010 and decreased $121,000 in 2009.  The net change in both 2010 and 2009 are primarily due to fluctuations in fraud losses on electronic transactions.

Data processing costs, included in other non-interest expense, increased $451,000 in 2010 and decreased $117,000 in 2009.  The increase in 2010 is primarily attributed to a $230,000 one-time accrual for a data processing contract cancellation expensed in the third quarter of 2010.  Other non-interest expense increases in 2010 included $274,000 in expenses on other real estate owned and $179,000 in costs associated with a customer relationship management system.  These increased non-interest expenses were partially offset by a $353,000 decrease in FDIC fees.  The reduction in FDIC fees was due to a one-time assessment of approximately $416,000 paid in the second quarter of 2009.

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

Income Taxes
Income tax expense increased by $843,000 in 2010 and decreased by $324,000 in 2009 and approximated 14%, 3%, and 8% of income before taxes in 2010, 2009 and 2008, respectively.  The lower effective tax rate was due primarily to the impact of nontaxable municipal interest on the statutory tax rate. Additionally, the lower tax rates for 2009 and 2008 resulted from recognition of the Work Opportunity Tax Credit under the Katrina Emergency Tax Relief Act of 2005, which reduced income tax expense by $108,000 in 2009 and $225,000 in 2008.  The notes to the consolidated financial statements provide additional information regarding income tax considerations.

Balance Sheet Analysis

Investment Securities
Total investment securities decreased $9.5 million in 2010, from $274.9 million in 2009 to $265.4 million at December 31, 2010.  The decrease resulted primarily from $34.7 million in maturities and calls of securities within the portfolio in 2010, partially offset by $26.1 million in purchased securities.  Average duration of the portfolio was 3.17 years as of December 31, 2010 and the average taxable-equivalent yield was 3.54%.  For the year ended December 31, 2009, average duration of the portfolio was 3.27 years and the average taxable-equivalent yield was 4.64%.  Unrealized net gains before tax effect in the securities available-for-sale portfolio were $6.3 million at December 31, 2010, compared to unrealized net gain before tax effect of $5.9 million at December 31, 2009.  These amounts result from interest rate fluctuations.

At December 31, 2010, approximately $37.3 million, or 14.1%, of the securities available-for-sale portfolio represented mortgage-backed securities and CMOs.  All of the mortgage-backed securities and CMOs are government agency sponsored with the exception of three privately issued CMOs with a current market value of $228,000.  Risk due to changes in interest rates on mortgage-backed pools is monitored by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security.  CMOs totaled $25.8 million and represented pools that each had a book value of less than 10% of shareholders' equity at December 31, 2010.  An additional 44.6% of the available-for-sale portfolio consisted of short-term U.S. Government sponsored enterprises securities, while municipal securities represented 41.3%.  A detailed credit analysis on each municipal offering is reviewed prior to purchase. In addition, we limit the amount of securities of any one municipality purchased and the amount purchased within specific geographic regions to reduce the risk of loss within the nontaxable municipal securities portfolio.

Table 4 Composition of Investment Securities December 31 (in thousands)
	2010	2009	2008	2007	2006
Available-for-sale securities
U. S. Treasuries	$-	$-	$-	$-	$1,986
U. S. Government sponsored enterprises	117,698	102,523	39,747	45,229	51,280
Obligations of state and political subdivisions	108,852	117,301	118,613	100,966	95,676
GSE mortgage-backed securities	11,472	15,634	19,661	24,250	29,888
Collateralized mortgage obligations	25,787	36,278	47,829	10,797	854
Corporate securities	-	-	-	-	990
Financial institution equity security	-	72	94	210	-
Total available-for-sale securities	$263,809	$271,808	$225,944	$181,452	$180,674

Held-to-maturity securities
Obligations of state and political subdivisions	$1,588	$3,043	$6,490	$10,746	$15,901
Total held-to-maturity securities	$1,588	$3,043	$6,490	$10,746	$15,901

Total investment securities	$265,397	$274,851	$232,434	$192,198	$196,575

Table 5 Investment Securities Portfolio Maturities and Average Taxable-Equivalent Yields For the Year Ended December 31, 2010 (dollars in thousands)
	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Securities available-for-sale:
U.S. Government sponsored enterprises	$34,584	1.72%	$83,114	1.40%	$-	-	$-	-	$117,698
Obligations of state and political subdivisions1	6,365	3.63%	49,156	4.91%	43,742	5.52%	9,589	5.87%	108,852
GSE mortgage-backs and CMOs	12,849	3.81%	24,289	5.10%	121	3.01%	-	-	37,259
Total fair value	$53,798		$156,559		$43,863		$9,589		$263,809

	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Obligations of state and political subdivisions	$900	6.92%	$688	6.97%	$-	-	$-	-	$1,588

 1 Tax exempt yields are expressed on a fully taxable equivalent basis.

Loan Portfolio
The loan portfolio totaled $580.8 million at December 31, 2010, down 0.7%, or $4.2 million, from $585.0 million at December 31, 2009.  Although we experienced increased loan activity in the second and third quarters of 2010, commercial and consumer customers continued to pay down debt, which resulted in decreased loan volume year-over year.  The commercial portfolio, including financial and agricultural loans, decreased $15.8 million in 2010.  Included in the $15.8 million was the payout of a $3.9 million nonaccrual loan and $5.0 million loan participation in the fourth quarter of 2010.  The installment loan portfolio decreased $14.8 million in 2010, primarily due to a $13.4 million decrease in our indirect automobile financing portfolio.  The decrease in indirect auto loans resulted from stricter underwriting standards combined with a decline in volume due to current economic conditions.  Total real estate construction loans increased $14.6 million and commercial real estate loans grew $20.7 million.  The majority of the loans added in these two portfolios during 2010 are secured by owner-occupied commercial properties. Additionally, the growth was diversified throughout our Louisiana and Texas markets.  The commercial real estate loan growth consisted primarily of credits that have ten to fifteen year amortization terms with rates fixed primarily for three years, but up to five years.  We believe the short-term structure of these real estate mortgage credits allows greater flexibility in controlling interest rate risk.

The loan portfolio at December 31, 2010 consisted of approximately 49% in fixed rate loans, with the majority maturing within five years.  Approximately 51% of the portfolio earns a variable rate of interest, the greater majority of which adjusts to changes in the Prime rate and a smaller portion that adjusts on a scheduled repricing date.  The mix of variable and fixed rate loans provides some protection from changes in market rates of interest.  Additionally, over the past two years, we established rate floors, primarily for our commercial loans, that provided some protection to our net interest margin during a sustained low rate environment like we are currently facing.

Table 6 Composition of Loans
December 31 (in thousands)
	2010	2009	2008	2007	2006
Commercial, financial, and agricultural	$177,598	$193,350	$208,473	$192,681	$153,680
Lease financing receivable	4,748	7,589	8,058	8,089	7,902
Real estate – commercial	208,764	188,045	167,242	148,465	129,396
Real estate – residential	72,460	77,130	67,346	67,840	63,187
Real estate – construction	54,164	39,544	65,327	65,448	64,126
Installment loans to individuals	62,272	77,069	87,743	85,931	77,475
Other	806	2,315	4,766	1,051	3,280
Total loans	$580,812	$585,042	$608,955	$569,505	$499,046

NOTE:  The December 31, 2007 loan composition reflects a reclassification in real estate – construction, real estate – mortgage, and commercial, financial, and agricultural loans.

Table 7
Loan Maturities and Sensitivity to Interest Rates For the Year Ended December 31, 2010 (in thousands)
	Fixed and Variable Rate Loans at Stated Maturities				Amounts Over One Year With
	1 Year or Less	1 Year – 5 Years	Over 5 years	Total	Predetermined Rates	Floating Rates	Total
Commercial, financial, and agricultural	$79,698	$76,630	$21,270	$177,598	$56,776	$41,124	$97,900
Lease financing receivables	287	4,392	69	4,748	4,461	-	4,461
Real estate – commercial	29,554	58,260	120,950	208,764	54,421	124,789	179,210
Real estate – residential	8,690	24,033	39,737	72,460	42,812	20,958	63,770
Real estate – construction	26,912	14,437	12,815	54,164	15,189	12,064	27,253
Installment loans to individuals	15,655	43,590	3,027	62,272	40,911	5,705	46,616
Other	672	134	-	806	134	-	134
Total	$161,468	$221,476	$197,868	$580,812	$214,704	$204,640	$419,344

Asset Quality
Credit Risk Management
We manage credit risk by observing written, board approved policies that govern all underwriting activities.  In 2010, we added a Chief Credit Officer (“CCO”) responsible for credit underwriting and loan operations for the Bank.  The role of CCO includes on-going review and development of lending policies and practices, along with credit risk management procedures.  The current risk management process requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  We believe the conservative nature of our underwriting practices has resulted in strong credit quality in our loan portfolio. Completed loan applications, credit bureau reports, financial statements, and a committee approval process remain a part of credit decisions.  Documentation of the loan decision process is required on each credit application, whether approved or denied, to insure thorough and consistent procedures.  Additionally, we have historically recognized and disclosed significant problem loans quickly and taken prompt action to address material weaknesses in those credits.

Our loan review process also includes monitoring and reporting of loan concentrations whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At December 31, 2010, one industry segment concentration, the oil and gas industry, aggregate more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $97.6 million, or 16.8% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At December 31, 2010, loans secured by commercial real estate, including commercial construction and multifamily loans, totaled approximately $256.8 million.  Of the $256.8 million, $186.1 million represent commercial real estate loans, 70% of which are secured by owner-occupied commercial properties.  Of the loans secured by commercial real estate, $15.6 million or 6.1% were on nonaccrual status at December 31, 2010 and consisted primarily of four credits totaling $13.7 million.

Nonperforming Assets
Table 8 contains information about nonperforming assets, including loans past due 90 days or greater (“90 days or >”) and still accruing.

Table 8 Asset Quality Information December 31 (dollars in thousands)
	2010	2009	2008	2007	2006
Loans on nonaccrual	$19,603	$16,183	$9,355	$1,602	$1,793
Loans past due 90 days or > and still accruing	66	378	1,005	980	98
Total nonperforming loans	19,669	16,561	10,360	2,582	1,891
Other real estate owned, net	1,206	792	329	143	368
Other assets repossessed	36	51	306	280	55
Total nonperforming assets	$20,911	$17,404	$10,995	$3,005	$2,314

Troubled debt restructurings	$653	$-	$-	$-	$-

Nonperforming loans to total loans	3.39%	2.83%	1.70%	0.45%	0.38%
Nonperforming assets to total assets	2.09%	1.79%	1.17%	0.35%	0.29%
Allowance as a percentage of nonperforming loans	45%	48%	73%	217%	263%

Nonperforming assets, including loans past due, totaled $20.9 million at December 31, 2010 and $17.4 million at December 31, 2009.  The $3.5 million increase in nonperforming assets resulted primarily from a $3.3 million commercial development loan in the Texas market added in the third quarter of 2010. As a result of information recently obtained regarding this $3.3 million loan, we expect to charge-off the $1.7 million of specific reserves allocated to the loan by the end of the first quarter of 2011 and begin the foreclosure process.  We currently do not expect to record additional loan loss provisions related to this credit as a result of foreclosure based on a current appraisal of the collateral.  The increase in nonperforming assets in 2009 and 2008 resulted primarily from two large credit relationships secured by commercial real estate in the Baton Rouge market.  One credit relationship involves two loans that were placed on nonaccrual status in 2008 and totaled $7.7 million at December 31, 2010.  Of the $7.7 million, one loan totaling $6.1 million is secured by a condominium complex.  Subsequent to year end 2010, information received on the $6.1 million loan prompted us to charge-off $800,000 in specific reserves allocated to the loan.  We expect the property will be transferred to other real estate owned within the first or second quarter of 2011, which will require an updated valuation analysis and may result in additional loan loss provisions.  In January 2011, the remaining $1.6 million loan secured by commercial property was sold. The second commercial credit relationship was placed on nonaccrual status in 2009 and is a $2.7 million national participation loan.  Write-downs on the value of the underlying commercial property totaled $1.2 million in 2010 and $1.8 million in 2009.  The loan will be a long term work-out based on actions taken by the lead bank.

Allowance coverage for nonperforming loans was 45% at December 31, 2010, compared to 48% at December 31, 2009.  The allowance coverage for nonperforming loans ratio declined in 2010 despite an increase in the ALLL/total loans ratio from 1.37% at December 31, 2009 to 1.52% at December 31, 2010.  The decreased coverage ratio for nonperforming loans resulted primarily from loans placed on nonaccrual status in 2010 that did not require specific reserves due to sufficient underlying collateral values.  Excluding the effect of the two large commercial credit relationships in the Baton Rouge market, and the commercial development loan in the Texas market, allowance coverage for nonaccural loans was 103% at December 31, 2010 and 158% at December 31, 2009.  Year-to-date net charge-offs were 0.72% of total loans as of December 31, 2010 compared to 0.86% as of December 31, 2009.  The ALLL/total loans ratio was 1.52% at December 31, 2010 compared to 1.37% at December 31, 2009.

Consumer and commercial loans are placed on nonaccrual status when principal or interest is 90 days past due, or sooner if the full collectibility of principal or interest is doubtful, except if the underlying collateral fully supports both the principal and accrued interest and the loan is in the process of collection.  Our policy provides that retail (consumer) loans that become 120 days delinquent be routinely charged off.  Loans classified for regulatory purposes but not included in Table 8 do not represent material amounts that we have serious doubts as to the ability of the borrower to comply with loan repayment terms.  Further information regarding loan policy is provided in the notes to the consolidated financial statements.

Allowance for Loan Losses
Provisions totaling $5.0 million, $5.5 million, and $4.6 million, for the years 2010, 2009, and 2008, respectively, were considered necessary to bring the allowance for loan losses to a level we believe sufficient to cover probable losses in the loan portfolio.  Table 9 analyzes activity in the allowance for 2010, 2009, 2008, 2007, and 2006.

Table 9
Summary of Loan Loss Experience (dollars in thousands)
	2010	2009	2008	2007	2006
Balance at beginning of year	$7,995	$7,586	$5,612	$4,977	$4,355

Charge-offs:
Commercial, financial, and agricultural	1,333	1,147	776	150	149
Lease financing receivables	1	26	-	1	-
Real estate – commercial	130	136	39	-	-
Real estate – residential	146	306	125	1	-
Real estate – construction	1,478	2,172	428	-	-
Installment loans to individuals	1,368	1,481	1,256	474	393
Other	-	-	-	-	-
Total charge-offs	4,456	5,268	2,624	626	542

Recoveries:
Commercial, financial, and agricultural	50	56	35	18	85
Lease financing receivables	1	-	-	6	-
Real estate – commercial	1	-	-	-	63
Real estate – residential	60	2	-	6	-
Real estate – construction	1	1	-	-	-
Installment loans to individuals	141	168	155	55	162
Other	-	-	2	1	4
Total recoveries	254	227	192	86	314

Net charge-offs	4,202	5,041	2,432	540	228
Additions to allowance charged to operating expenses	5,020	5,450	4,555	1,175	850
Reclassification1	-	-	(149)	-	-

Balance at end of year	$8,813	$7,995	$7,586	$5,612	$4,977

Net charge-offs to average loans	0.72%	0.86%	0.40%	0.10%	0.05%
Year-end allowance to year-end loans	1.52%	1.37%	1.25%	0.99%	1.00%

1 In the second quarter of 2008, approximately $149,000 of the allowance for loan loss was identified as a reserve for unfunded loan commitments.  The reserve was classified as a liability in accordance with SFAS No. 5, Accounting for Contingencies, in the same period.

Table 10 Allocation of Loan Loss by Category (dollars in thousands)
	2010		2009		2008		2007		2006
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and real estate	$1,664	31.0	$2,053	33.0	$1,586	35.0	$2,111	34.0	$1,543	31.0
Real estate - construction	2,963	9.0	2,247	7.0	2,911	11.0	659	11.0	647	13.0
Real estate -mortgages1	-	-	2,296	45.0	1,999	38.0	1,893	39.0	1,891	38.0
Real estate - commercial	2,565	36.0	-	-	-	-	-	-	-	-
Real estate - residential	862	12.0	-	-	-	-	-	-	-	-
Installment loans to individuals	730	11.0	1,378	14.0	1,058	15.0	805	15.0	796	16.0
Lease financing receivables	29	1.0	21	1.0	32	1.0	80	1.0	50	2.0
Other	-	-	-	-	-	-	64	-	50	-
	$8,813	100.0	$7,995	100.0	$7,586	100.0	$5,612	100.0	$4,977	100.0

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The allowance is comprised of specific reserves assigned to each impaired loan for which probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates.  Additional information regarding the allowance for loan losses is included in the notes to the consolidated financial statements.

Funding Sources
Deposits
As of December 31, 2010, total deposits increased $27.5 million, or 3.6%, to $800.8 million following an increase of $6.6 million in 2009 to $773.3 million. Noninterest-bearing deposits increased $24.3 million to $199.5 million and represented 24.9% of total deposits at December 31, 2010, compared to 22.7% at December 31, 2009 and 26.1% at December 31, 2008.  The increase in noninterest-bearing balances resulted primarily from new business checking accounts.  Interest-bearing deposits in money market and savings accounts increased $20.7 million, primarily in our Platinum consumer money market accounts, which earn competitive rates of interest within our markets.  NOW

1 Portfolio segments have been revised for 2010 in accordance with Accounting Standards Update 2010-20, effective for periods ending on or after December 15, 2010.

account deposits decreased $2.1 million. Time deposits, which are comprised mostly of certificates of deposits (“CDs”), decreased $15.4 million in 2010, as some customers placed maturing CDs in money market and savings accounts. Typically, CDs earn rates of interest higher than savings and money market products, but given the prevailing low interest rate environment, short-term rates offered on most CDs vary minimally from NOW checking, savings and money market rates.  Customers with maturing CD’s in 2010 were offered lowered rates at renewal and generally shifted their deposits to other products.

Core deposits, defined as all deposits other than time deposits of $100,000 or more, remained strong at 92.6% of total deposits in 2010 compared to 91.2% at year-end 2009, and 89.1% at year-end 2008.  Strategically, to manage the net interest margin and core deposit balances, we typically offer low- to mid-market rates on CDs and have no brokered deposits.  Additional information on deposits appears in the tables below and in the notes to the consolidated financial statements.

Table 11
Summary of Average Deposits (in thousands)
	2010		2009		2008
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
Noninterest-bearing demand deposits	$184,419	-	$185,757	-	$185,113	-
Interest-bearing deposits:
Savings, NOW, and money market	466,844	0.76%	439,655	1.05%	453,531	1.75%
Time deposits	122,324	1.56%	141,159	2.46%	146,272	4.07%
Total	$773,587	0.71%	$766,571	1.06%	$784,916	1.77%

Table 12 Maturity Schedule Time Deposits of $100,000 or More (in thousands)
	2010	2009	2008
3 months or less	$24,555	$30,397	$33,941
Over 3 months through 6 months	8,992	15,235	24,988
Over 6 months through 12 months	11,601	17,118	15,775
Over 12 months	13,975	5,343	7,818
Total	$59,123	$68,093	$82,522

Borrowed Funds
As of December 31, 2010, we had securities sold under repurchase agreements totaling $43.8 million and no federal funds purchased.  At December 31, 2009, we had $47.1 million in securities sold under repurchase agreements and $1.7 million in federal funds purchased.  Retail repurchase agreements, included in securities sold under agreements to repurchase, decreased $3.3 million, from $34.6 million at December 31, 2009 to $31.3 million at December 31, 2010.

On September 20, 2004, we issued $8,248,000 of unsecured junior subordinated debentures.  The $8.2 million in debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at December 31, 2010 was 2.80%.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

On February 22, 2001, we issued $7,217,000 of unsecured junior subordinated debentures.  The $7.2 million in debentures carry a fixed interest rate of 10.20% and mature on February 22, 2031 and, under certain circumstances, are subject to repayment on February 22, 2011 or thereafter.  Our outstanding debentures currently qualify as Tier 1 capital and are presented in the Consolidated Balance Sheets as Junior subordinated debentures.  Additional information regarding long-term debt is provided in the notes to the consolidated financial statements.

Regulations adopted as a result of the Dodd-Frank Act have resulted in changes to the regulatory capital treatment of securities similar to our debentures.  However, because of the issue date of our debentures and our asset size, we may continue to include the debentures in our Tier 1 capital.

In July of 2007, we entered into a $12.5 million reverse repurchase agreement with Citigroup Markets, Inc. (“CGMI”).  The reverse repurchase agreement provided low cost funding to meet liquidity demands.  Under the terms of the agreement, interest is payable at a fixed rate of 4.57% for the remainder of the term.  The repurchase date is scheduled for August 9, 2017; however, the agreement is subject to call by CGMI quarterly.

The ESOP note held by the Bank totaled $104,000 at December 31, 2010.  The ESOP obligation constitutes a reduction of shareholders' equity because the primary source of loan repayment is contributions by the Bank to the ESOP; however, the loan is not guaranteed by the Company.  ESOP borrowings are eliminated from total loans and long-term debt as an intercompany balance in the December 31, 2010 and 2009 consolidated financial statements.

Capital
As described under “Supervision and Regulation,” we are required to maintain certain minimum capital levels for the Company and the Bank.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At December 31, 2010, the Company and the Bank were in compliance with statutory minimum capital requirements.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1capital to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of December 31, 2010, the Company’s leverage ratio was 14.00% as compared to 13.95% at December 31, 2009.  Tier 1 capital to risk weighted assets was 21.11% and 19.34% for 2010 and 2009, respectively.  Total capital to risk weighted assets was 22.36% and 20.54%, respectively, for the same periods.  For regulatory purposes, Tier 1 Capital includes $15.0 million of the junior subordinated debentures issued by the Company.  For financial reporting purposes, these funds are included as a liability under GAAP.  The Bank’s leverage ratio was 10.78% and 10.63% at December 31, 2010 and 2009, respectively.  Our 2009 capital ratios were significantly impacted by our public stock offering completed in December 2009.

The FDIC Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates.  The Bank was classified as “well capitalized” as of December 31, 2010.  No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading Balance Sheet Analysis - Securities, $6.3 million in unrealized gains on securities available-for-sale, less a deferred tax liability of $2.1 million, was recorded as an addition to shareholders’ equity as of December 31, 2010.  As of December 31, 2009, $5.9 million in unrealized gains on securities available-for-sale, less a deferred tax liability of $2.0 million, was recorded as an addition to shareholders' equity.  While the net unrealized loss or gain on securities available-for-sale is required to be reported as a separate component of shareholders' equity, it does not affect operating results or regulatory capital ratios.  The net unrealized gains and losses reported for December 31, 2010 and 2009, however, did affect the equity-to-assets ratio for financial reporting purposes.  The ratio of equity-to-assets was 13.63% at December 31, 2010 and 13.30% at December 31, 2009.

Asset/Liability Management and Interest Rate Sensitivity
Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest.  The primary objective of our asset and liability management process is to evaluate interest rate sensitivity inherent in our balance sheet components and establish guidelines to manage that risk within acceptable performance levels.  Management and our Board of Directors are responsible for determining the appropriate level of acceptable risk based on our strategic focus, regulatory requirements for capital and liquidity, and the market environment. Our Board of Directors established an Asset/Liability management committee (“ALCO”), comprised of certain executive and senior officers of the Bank, to measure and monitor interest rate risk within defined parameters.  During 2010, ALCO utilized a qualified third party’s model of asset and liability management to measure interest rate risk using net interest income simulation and economic value of equity sensitivity analysis.  The third party utilizes its own proprietary software to model our assets and liabilities. The model captures data from our internal operating systems, an external investment portfolio accounting system and additional information regarding rates and prepayment characteristics to construct an analysis that presents differences in repricing, cash flows and the maturity characteristics of earning assets and interest-bearing liabilities for selected time periods.

Table 13
Interest Rate Sensitivity and Gap Analysis Table December 31, 2010 (in thousands at book value)
	0-3 MOS	4-12 MO	1-3 YRS	3-5 YRS	>5YRS	Noninterest-Bearing	Total
Assets
Interest-bearing deposits and federal funds sold	$71,149	$-	$-	$-	$-	$-	$71,149
Time deposits held in banks	-	5,164	-	-	-	-	5,164
Investments securities	14,843	64,206	113,912	32,934	39,502	-	265,397
Other investments	584	-	-	-	4,478	-	5,062
Loans	179,683	118,415	169,979	70,068	42,667	-	580,812
Other assets	-	-	-	-	-	83,568	83,568
Allowance for loan losses	-	-	-	-	-	(8,813)	(8,813)
Total assets	$266,259	$187,785	$283,891	$103,002	$86,647	$74,755	$1,002,339

Liabilities and Shareholders’ Equity
Liabilities:
NOW and savings	$-	$-	$-	$-	$207,313	$-	$207,313
Money market	276,289	-	-	-	-	-	276,289
Certificates of deposit	42,347	46,264	23,189	5,910	-	-	117,710
Non-interest bearing deposits	-	-	-	-	-	199,460	199,460
Other liabilities	39,574	-	-	-	19,717	5,623	64,914
Shareholders’ equity	-	-	-	-	-	136,653	136,653
Total liabilities and shareholders’ equity	$358,210	$46,264	$23,189	$5,910	$227,030	$341,736	$1,002,339

Repricing/maturity gap
Period	$(91,951)	$141,521	$260,702	$97,092	$(140,383)	$(266,981)
Cumulative	$(91,951)	$49,570	$310,272	$407,364	$266,981	$-

Cumulative Gap/Total Assets	(9.17)%	4.95%	30.95%	40.64%	26.64%

Net Interest Income at Risk in Year 1
Changes in Interest Rates	Estimated Increase /Decrease in NII at December 31, 2010
Up 300 basis points	1.55%
Up 200 basis points	0.06%
Down 100 basis points	0.36%

Gap analysis data at December 31, 2010 in Table 13 combined with additional assumptions including repricing rates and payment characteristics, were used to perform instantaneous parallel rate shift and ramped rate shift simulations.  Instantaneous rate shifts are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount.  Ramped rate shifts model gradual shifts over a period of time and generally provide more realistic projections of changes in net interest income and market risk.  Results of the simulations were compared to a base case scenario that provided projected net interest income over the next twelve months with no change in the balance sheet.  The estimated percentage changes in projected net interest income due to changes in interest rates of –100, +200, and +300 basis points as determined through the simulations are included in Table 13.  At December 31, 2010, simulation results indicated that our balance sheet is slightly asset sensitive in terms of interest rate sensitivity and were within policy guidelines.  The results of the simulations are reviewed by ALCO and discussed quarterly at Funds Management committee meetings of our Board of Directors.

Although we revised our asset/liability and funds management policy in January 2011 to allow for the potential use of interest rate derivatives, we have neither entered into any interest rate swaps or off-balance sheet derivatives to modify interest sensitivity levels nor has the Board of Directors yet authorized management to do so.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $75.4 million in projected cash flows from securities repayments during 2011 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the Federal Reserve Bank of Atlanta (“FRB”) and with the FHLB–Dallas.  As of December 31, 2010, we had no borrowings with the FRB-Atlanta or the FHLB-Dallas.  The Company has $21.8 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $114.8 million if necessary to meet liquidity needs.  Additionally, $15.9 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $206.8 million at December 31, 2010.  Additional unsecured borrowing lines totaling $38.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity
On December 22, 2009, we closed an underwritten public offering of 2.7 million shares of our common stock at a price of $12.75 per share.  On January 7, 2010, the underwriters of the public offering exercised in full their overallotment option for 405,000 additional shares of our common stock.  Net proceeds from the offering and the exercise of the overallotment option totaled $37.2 million after deducting underwriting discounts and offering expenses.  We used the net proceeds for general corporate purposes including supporting ongoing and anticipated growth, which may include potential acquisition opportunities.

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

We are currently evaluating our options for repayment of the Series A Preferred Stock.  In connection therewith, in March 2011we applied for approximately $32 million in funds under the SBLF authorized by Congress under the Small Business Jobs Act of 2010.  If our application is approved to participate under the SBLF, we would issue shares of a new series of preferred stock to the Treasury and use the net proceeds to repurchase our existing $20.0 million in Series A Preferred Stock and expect to use any remaining proceeds to support our continued growth.  The dividend rate on the shares of preferred stock issued in connection with the SBLF will be dependent on our volume of qualified small business loans.  No assurances can be provided however that our application under the SBLF will be approved.

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series A Preferred Stock, issued in the CPP transaction, and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001, the terms of which are described in the notes to the consolidated financial statements.  Dividends from the Bank totaling $1.8 million provided additional liquidity for the company in 2009.  Although no dividends have been paid to the Company in 2010, as of January 1, 2011, the Bank had the ability to pay dividends to the Company of approximately $13.0 million without prior approval from its primary regulator.  At December 31, 2010, the parent company had approximately $32.0 million cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock, trust preferred and other securities to provide funds as needed for operations and future growth of the Company.

Dividends
The primary source of cash dividends on the Company's common stock is dividends from the Bank. The Bank has the ability to declare dividends to the Company of up to $13.0 million as of December 31, 2010 without prior approval of primary regulators.  However, the Bank’s ability to pay dividends would be prohibited if the result would cause the Bank’s regulatory capital to fall below minimum requirements.

Cash dividends totaling $2.7 million and $1.8 million were declared to common shareholders during 2010 and 2009, respectively.  Pursuant to the terms of the agreements between us and the Treasury governing the CPP Transaction, we may not pay cash dividends on our common stock in excess of $0.28 per share per year.  A special dividend of $0.04 per share was paid in addition to the regular $0.07 per share dividend for the fourth quarter of 2008 to shareholders of record on December 14, 2008.

Off Balance Sheet Arrangements and Other Contractual Obligations
In the normal course of business we use various financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.  We did not have an average balance in any category of short-term borrowings detailed below in 2010, 2009, or 2008 that exceeded 30% of our stockholders’ equity for such year.  Additional information regarding contractual obligations appears in the notes to the consolidated financial statements.  The following table presents significant contractual obligations as of December 31, 2010.

Table 14
Contractual Obligations (in thousands)
	Payment due by period
		1 year	> 1-3	> 3-5	More than
	Total	or less	years	years	5 years
Time deposits	$117,710	$88,631	$23,189	$5,887	$3
Federal funds purchased	-	-	-	-	-
Long-term debt obligations	15,465	-	-	-	15,465
Retail Repurchase Agreements	31,326	31,326	-	-	-
Reverse Repurchase Agreements	12,500	-	-	-	12,500
Operating lease obligations	15,449	1,565	2,707	2,619	8,558
Total	$192,450	$121,522	$25,896	$8,506	$36,526

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

Item 8 – Financial Statements and Supplementary Data

Consolidated Balance Sheets
December 31, 2010 and 2009
(dollars in thousands, except share data)
	2010	2009
Assets
Cash and due from banks, including required reserves of $3,487 and $3,435, respectively	$20,758	$22,842
Interest-bearing deposits in banks	69,452	509
Federal funds sold	1,697	-
Time deposits held in banks	5,164	26,122
Securities available-for-sale, at fair value (cost of $257,472 at December 31, 2010 and $265,892 at December 31, 2009)	263,809	271,808
Securities held-to-maturity (estimated fair value of $1,608 at December 31, 2010 and $3,121 at December 31, 2009)	1,588	3,043
Other investments	5,062	4,902
Loans	580,812	585,042
Allowance for loan losses	(8,813)	(7,995)
Loans, net	571,999	577,047
Bank premises and equipment, net	36,592	38,737
Accrued interest receivable	4,628	4,808
Goodwill and intangibles	9,386	9,483
Cash surrender value of life insurance	4,698	4,540
Other assets	7,506	8,301
Total assets	$1,002,339	$972,142

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$199,460	$175,173
Interest-bearing	601,312	598,112
Total deposits	800,772	773,285
Borrowings	43,826	48,759
Accrued interest payable	616	765
Junior subordinated debentures	15,465	15,465
Other liabilities	5,007	4,591
Total liabilities	865,686	842,865

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, 20,000 shares issued and outstanding at December 31, 2010 and at December 31, 2009	19,408	19,211
Common stock, $0.10 par value; 30,000,000 shares authorized, 9,880,743 and 9,488,933 issued and 9,730,266 and 9,318,268 outstanding at December 31, 2010 and December 31, 2009, respectively	988	949
Additional paid-in capital	89,893	85,263
Unearned ESOP shares	(104)	(217)
Accumulated other comprehensive income	4,182	3,904
Treasury stock- 150,477 shares at December 31, 2010 and 170,665 shares at December 31, 2009, at cost	(3,286)	(3,544)
Retained earnings	25,572	23,711
Total shareholders’ equity	136,653	129,277
Total liabilities and shareholders’ equity	$1,002,339	$972,142

See notes to consolidated financial statements.

Consolidated Statements of Earnings
December 31, 2010, 2009 and 2008
(in thousands, except per share data)
	Twelve Months Ended December 31,
	2010	2009	2008
Interest income:
Loans, including fees	$40,029	$41,342	$45,532
Investment securities:
Taxable	3,699	3,905	4,380
Nontaxable	3,967	4,353	4,308
Other interest income	429	441	1,252
Total interest income	48,124	50,041	55,472

Interest expense:
Deposits	5,468	8,103	13,910
Borrowings	953	1,098	956
Junior subordinated debentures	974	1,019	1,219
Total interest expense	7,395	10,220	16,085

Net interest income	40,729	39,821	39,387
Provision for loan losses	5,020	5,450	4,555
Net interest income after provision for loan losses	35,709	34,371	34,832

Noninterest income:
Service charges on deposit accounts	9,673	10,389	10,265
ATM and debit card income	3,360	3,066	2,739
Other charges and fees	1,824	1,591	2,124
Total noninterest income	14,857	15,046	15,128

Noninterest expenses:
Salaries and employee benefits	20,352	21,743	20,951
Occupancy expense	8,727	9,288	8,687
ATM and debit card expense	1,465	1,230	1,351
Other	13,274	12,432	12,985
Total noninterest expense	43,818	44,693	43,974

Earnings before income taxes	6,748	4,724	5,986
Income tax expense	968	125	449
Net earnings	$5,780	$4,599	$5,537
Dividends on preferred stock	1,198	1,175	-
Net earnings available to common shareholders	$4,582	$3,424	$5,537

Earnings per common share:
Basic	$0.47	$0.51	$0.84
Diluted	$0.47	$0.51	$0.83

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
December 31, 2010, 2009 and 2008
(in thousands)
	2010	2009	2008
Net earnings	$5,780	$4,599	$5,537
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the year net of income tax expense of $143, $1,076, and $456 respectively	280	2,090	884
Reclassification adjustment for gain on liquidation of equity security included in securities available-for-sale, net of income tax expense of $1, for the year ended December 31, 2010 and for impairment loss, net of income tax benefit of $61, for the year ended December 31, 2009	(2)	117	-
Total other comprehensive income	278	2,207	884
Total comprehensive income	$6,058	$6,806	$6,421

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)
	Preferred Stock		Common Stock		Surplus	ESOP Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2007	-	$-	6,722,993	$672	$51,327	$(133)	$813	$(3,040)	$18,830	$68,469
Cumulative effect adjustment for the adoption of EITF 06-4	-	-	-	-	-	-	-	-	(115)	(115)
Dividends on common stock - $0.32 per share	-	-	-	-	-	-	-	-	(2,119)	(2,119)
Exercise of stock options	-	-	65,892	7	469	-	-	-	-	476
Tax benefit resulting from exercise of stock options	-	-	-	-	204	-	-	-	-	204
Purchase of treasury stock, 23,837 shares	-	-	-	-	-	-	-	(504)	-	(504)
Net earnings	-	-	-	-	-	-	-	-	5,537	5,537
ESOP compensation expense	-	-	-	-	28	115	-	-	-	143
Stock option expense	-	-	-	-	69	-	-	-	-	69
Change in accumulated other comprehensive income	-	-	-	-	-	-	884	-	-	884
Balance December 31, 2008	-	-	6,788,885	679	52,097	(18)	1,697	(3,544)	22,133	73,044
Net earnings	-	-	-	-	-	-	-	-	4,599	4,599
Issuance of common stock, net of offering expenses	-		2,700,000	270	32,178	-	-	-	-	32,448
Issuance of series A cumulative preferred stock and common stock warrants, net of costs of issuance	20,000	19,014	-	-	940	-	-	-	-	19,954
Dividends on preferred stock and accretion of common stock warrants	-	197	-	-	-	-	-	-	(1,175)	(978)
Dividends on common stock - $0.28 per share	-	-	-	-	-	-	-	-	(1,846)	(1,846)
Exercise of stock options	-	-	48	-	-	-	-	-	-	-
Tax benefit resulting from exercise of stock options, net adjustment	-	-	-	-	(3)	-	-	-	-	(3)
ESOP compensation expense	-	-	-	-	31	(199)	-	-	-	(168)
Stock option expense	-	-	-	-	20	-	-	-	-	20
Change in accumulated other comprehensive income	-	-	-	-	-	-	2,207	-	-	2,207
Balance December 31, 2009	20,000	19,211	9,488,933	949	85,263	(217)	3,904	(3,544)	23,711	129,277
Net earnings	-	-	-	-	-	-	-	-	5,780	5,780
Issuance of common and treasury stock due to overallotment, net of discount and offering expenses	-	-	384,811	38	4,472	-	-	258	-	4,768
Dividends on preferred stock and accretion of common stock warrants	-	197	-	-	-	-	-	-	(1,198)	(1,001)
Dividends on common stock - $0.28 per share	-	-	-	-	-	-	-	-	(2,721)	(2,721)
Exercise of stock options	-	-	6,999	1	50	-	-	-	-	51
ESOP compensation expense	-	-	-	-	58	113	-	-	-	171
Stock compensation expense	-	-	-	-	50	-	-	-	-	50
Change in accumulated other comprehensive income	-	-	-	-	-	-	278	-	-	278
Balance December 31, 2010	20,000	$19,408	9,880,743	$988	$89,893	$(104)	$4,182	$(3,286)	$25,572	$136,653
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
December 31, 2010, 2009, and 2008
(in thousands)
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$5,780	$4,599	$5,537
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,398	3,708	3,381
Provision for loan losses	5,020	5,450	4,555
Deferred income taxes	(1,033)	(541)	30
Amortization of premiums on securities, net	1,226	970	380
Net loss on sale of other real estate owned	150	55	-
Loss on sale of equipment	132	18	188
Stock compensation expense	50	20	69
(Gain)loss on liquidation and/or impairment of equity security in securities available-for-sale	(3)	178	-
Change in accrued interest receivable	180	548	393
Change in accrued interest payable	(149)	(462)	(87)
Change in other assets and liabilities, net	2,512	(3,280)	(1,442)
Net cash provided by operating activities	17,263	11,263	13,004
Cash flows from investing activities:
Net change in interest-earning time deposits	20,958	(17,099)	(9,023)
Proceeds from liquidation of equity security included in securities available-for-sale	75	-	-
Proceeds from maturities and calls of investment securities available-for-sale	33,242	77,703	52,593
Proceeds from maturities of investment securities held-to-maturity	1,455	3,453	4,269
Purchases of investment securities available-for-sale	(26,107)	(121,369)	(96,134)
Proceeds from redemption of other investments	-	600	1,468
Purchases of other investments	(173)	(1,201)	(1,762)
Net change in loans	(1,080)	17,603	(42,430)
Purchases of premises and equipment	(1,291)	(1,770)	(4,777)
Proceeds from sale of premises and equipment	3	9	12
Proceeds from sales of other real estate owned	796	477	282
Purchase of other real estate owned	(450)	-	-
Net cash used in investing activities	27,428	(41,594)	(95,502)
Cash flows from financing activities:
Change in deposits	27,487	6,581	33,187
Change in repurchase agreements	(3,233)	22,083	(1,341)
Change in federal funds purchased	(1,700)	(13,200)	14,900
Proceeds from FHLB advances	-	-	19,100
Repayments of FHLB advances	-	-	(23,500)
Net proceeds from the issuance of preferred stock and related common stock warrants	-	19,954	-
Net proceeds from the issuance of common stock	4,768	32,448	-
Change in Federal Reserve Discount Window borrowings	-	(36,000)	36,000
Purchase of treasury stock	-	-	(504)
Proceeds from exercise of stock options	51	-	476
Tax benefit due to exercise of stock options	-	(3)	205
Payment of dividends on preferred stock	(1,001)	(850)	-
Payment of dividends on common stock	(2,507)	(2,117)	(2,112)
Net cash provided by financing activities	23,865	28,896	76,411
Net increase or decrease in cash and cash equivalents	68,556	(1,435)	(6,087)
Cash and cash equivalents, beginning of year	23,351	24,786	30,873
Cash and cash equivalents, end of year	$91,907	$23,351	$24,786

Supplemental cash flow information:
Interest paid	$7,544	$10,684	$16,172
Income taxes paid	$1,051	$1,045	$552
Noncash investing and financing activities:
Accretion of warrants	$197	$197	$-
Accrued preferred stock dividends	$128	$128	$-
Net change in loan to ESOP	$113	$(199)	$115
Change in unrealized gains/losses on securities available-for-sale, net of tax	$278	$2,207	$884
Transfer of loans to other real estate	$1,222	$1,070	$514
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

A summary of significant accounting policies follows:

Cash and cash equivalents— Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in other banks with original maturities of less than 90 days, and federal funds sold.

Investment Securities— We determine the appropriate classification of debt securities at the time of purchase and reassesses this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. We had no trading account securities during the three years ended December 31, 2010. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of shareholders’ equity.

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

Other Investments—Other investments include Federal Reserve Bank and Federal Home Loan Bank stock, as well as other correspondent bank stocks and our CRA investment which have no readily determined market value and are carried at cost.  Due to the redemption provisions of the investments, the fair value equals cost and no impairment exists.

Loans—Loans that we have the intent and ability to hold for the foreseeable future or until maturity are reported at the principal amount outstanding, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on commercial and real estate mortgage loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding. Unearned income on installment loans is credited to operations based on a method which approximates the interest method. In-house legal counsel and the collections department are responsible for validating loans past due for reporting purposes.  Once loans are determined to be past due, the collections department actively works with customers to bring loans back to current status.

We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans classified as special mention, substandard, or doubtful, based on credit risk rating factors, are reviewed for impairment.  Our impaired loans include troubled debt restructurings and performing and nonperforming major loans in which full payment of principal or interest is not expected. Although our policy requires that non-major homogenous loans, which include all loans under $250,000, be evaluated on an overall basis, our current volume of impaired loans allows us to evaluate each impaired loan individually. We calculate the allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  A loan may be impaired but not on nonaccrual status when available information suggests that it is probable the Bank may not receive all contractual principal and interest, however, the loan is still current and payments are received in accordance with the terms of the loan. Payments received for impaired loans not on nonaccrual status are applied to principal and interest.

All impaired loans are reviewed, at minimum, on a quarterly basis.  Reviews may be performed more frequently if material information is available before the next scheduled quarterly review.  Existing valuations are reviewed to determine if additional discounts or new appraisals are required.  After this review, when comparing the resulting collateral valuation to the outstanding loan balance, if the discounted collateral value exceeds the loan balance no specific allocation is reserved.  All loans included in our impairment analysis are subject to the same procedure and review, with no distinction given to the dollar amount of the loan.

Our Special Assets Committee meets monthly on troubled credits to review loans with adverse classifications.  Loan officers, loan review officers, and in-house legal counsel contribute updated information on each credit, reviewing potential declines or improvements in the borrower’s repayment ability and our collateral position.  If deterioration in our collateral position is determined, additional discounts may be applied to the impairment analysis before the new appraisal is received.  The committee makes a determination of whether the loans reviewed have reached a point of collateral dependency and sufficient doubt exists as to collectability.  As a matter of policy, loans are placed on nonaccrual status when, in the judgment of committee members, the probability of collection of interest is deemed insufficient to warrant further accrual.  For loans placed on nonaccrual status, the accrual of interest is discontinued and subsequent payments received are applied to the principal balance.  Interest income is recorded after principal has been satisfied and as payments are received.  Additionally, loans may be placed on nonaccrual status when the loan becomes 90 days past due and any of the following conditions exist: it becomes evident that the borrower will not make payments or will not or cannot meet the Bank’s terms for the renewal of a matured loan, full repayment of principal and interest is not expected, the loan has a credit quality of substandard, the borrower files bankruptcy and an approved plan of reorganization or liquidation is not anticipated in the near future, or foreclosure action is initiated.  When a loan is placed on nonaccrual status, previously accrued but unpaid interest for the current year is deducted from interest income.  Prior year unpaid interest is charged to the allowance for loan losses.  Some loans may continue accruing after 90 days if the loan is in the process of renewing, being paid off, or the underlying collateral fully supports both the principal and accrued interest and the loan is in the process of collection.

Nonaccrual loans may be returned to accrual status if all principal and interest amounts contractually owed are reasonably assured of repayment within a reasonable period and there is a period of at least six months to one year of repayment performance by the borrower depending on the contractual payment terms.  Our Special Assets

Committee must approve the return of loans to accrual status as well as exceptions to any requirements of the non-accrual policy.

Generally, commercial, financial, and agricultural loans; construction loans; commercial real estate loans; consumer loans; and finance leases which become 90 days delinquent are either in the process of collection through repossession or foreclosure or are deemed currently uncollectible. The portion of loans deemed currently uncollectible, due to insufficient collateral, are charged-off against the allowance for loan losses. All loans requested to be charged-off must be specifically authorized by in-house legal counsel and the CEO.  Requests may be initiated by collection personnel, bank counsel, loan review, and lending personnel.  Charge-offs will be reviewed by in-house legal counsel and the CEO to ensure the propriety and accuracy of charge-off recommendations.  Factors considered when determining loan collectibility and amount to be charged off for all segments in our loan portfolio include delinquent principal or interest repayment, the ability of borrower to make future payments, collateral value of outstanding debt, and the adequacy of guarantors support.  It is the responsibility of in-house legal counsel to report all charge-offs to the Board of Directors or its designated Committee for ratification.

Credit Risk Rating—We manage credit risk by observing written underwriting standards and lending policy established by the Board of Directors and management to govern all lending activities.  The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by a loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, Bank concentrations are monitored and reported quarterly for risk rating distributions, major standard industry classification segments, real estate concentrations, and collateral distributions.

Consumer and residential real estate loans are normally graded at inception, and the grade generally remains the same throughout the life of the loan.  Loan grades on commercial, financial, and agricultural; construction; commercial real estate; and finance leases may be changed at any time when circumstances warrant, and are at a minimum reviewed quarterly.

Loans can be classified into the following three risk rating grades: pass, special mention, and substandard/doubtful.  Factors considered in determining a risk rating grade include debt service capacity, capital structure/liquidity, management, collateral quality, industry risk, company trends/operating performance, repayment source, revenue diversification/customer concentration, quality of financial information, and financing alternatives.  Pass grade signifies the highest quality of loans to loans with reasonable credit risk, which may include borrowers with marginally adequate financial performance, but have the ability to repay the debt.  Special mention loans have potential weaknesses that warrant extra attention from the loan officer and other management personnel, but still have the ability to repay the debt.  Substandard classification includes loans with well-defined weaknesses with risk of potential loss.  Loans classified as doubtful are considered to have little recovery value and are charged off.

Allowance for Loan Losses—The allowance for loan losses is a valuation account available to absorb probable losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance for loan losses at the time of recovery.  Quarterly, we estimate the probable level of losses in the existing portfolio through consideration of such factors including, but not limited to, past loan loss experience; estimated losses in significant credits; known deterioration in concentrations of credit; trends in nonperforming assets; volume and composition of the loan portfolio, including percentages of special mention, substandard and past due loans; lending policies and control systems; known inherent risks in the portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; current national and local economic conditions, including the unemployment rate, the price of oil, and real estate absorption time; the experience, ability and depth of lending management; collections personnel experience; and the results of examinations of the loan portfolio by regulatory agencies and others. Based on these estimates, the allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

The allowance is composed of general reserves and specific reserves.  General reserves are determined by applying loss percentages to segments of the portfolio.  The loss percentages are based on each segment’s historical loss experience, generally over the past twelve to eighteen months, and adjustment factors derived from conditions in the Bank’s internal and external environment.  All loans considered to be impaired are evaluated on an individual basis to determine specific reserve allocations in accordance with GAAP.  Loans for which specific reserves are provided are excluded from the calculation of general reserves.

We have an internal loan review department that is independent of the lending function to challenge and corroborate the loan grade assigned by the lender and to provide additional analysis in determining the adequacy of the allowance for loan losses.

Management and the Board of Directors believe the allowance for loan losses is appropriate at December 31, 2010.  While determination of the allowance for loan losses is based on available information at a given point in time, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

Other Real Estate Owned—Real estate properties acquired through, or in lieu of, loan foreclosures are initially recorded at the lower of carrying value or fair value less estimated costs to sell based on a current valuation at the time of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are charged to earnings.

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination.  Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary.  Also, in connection with business combinations involving banks and branch locations, we generally record core deposit intangibles representing the value of the acquired core deposit base.  Core deposit intangibles are amortized over the estimated useful life of the deposit base, generally on either a straight-line basis not exceeding 15 years or an accelerated basis over 10 years.  The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization.

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

Basic and Diluted Earnings Per Common Share—Basic earnings per common share (EPS) excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed by dividing net earnings by the total of the weighted-average number of shares outstanding plus the dilutive effect of outstanding options.  The amounts of common stock and additional paid-in capital are adjusted to give retroactive effect to large stock dividends.  Small stock dividends, or dividends less than 25% of issued shares at the declaration date, are reflected as an increase in common stock and additional paid-in capital and a decrease in retained earnings for the market value of the shares on the date the dividend is declared.

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

Recent Accounting Pronouncements— In July 2010 Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), which is intended to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables by requiring companies to provide more information in disclosures about the credit quality of financing receivables and the credit reserves held against receivables.  Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  For public companies, the amendments that require disclosure as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  As ASU 2010-20 amends only the disclosure requirements for loans and leases and the allowance for credit losses, the adoption will have no impact on our consolidated financial statements.  To provide greater transparency on non-performing assets, additional disclosures required by ASU 2010-20 have been included in Note 4 – Loans.

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU No. 2010-28”). ASU No. 2010-28 requires entities with reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In doing so, entities should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public companies this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU No. 2010-28 is not applicable to the Company as negative goodwill does not exist at December 31, 2010.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU No. 2010-29”). ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and is not applicable to the Company.

In January 2011, the FASB issued Accounting Standards Update No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 temporarily delays the effective date of the disclosures surrounding troubled debt restructurings in Update 2010-20 for public companies. The FASB is deliberating on what constitutes a troubled debt restructuring and will coordinate that guidance with the effective date of the new disclosures, which is anticipated to be effective for interim and annual periods ending after June 15, 2011. It is not expected to have a material impact on the Company’s results of operations, financial position, or disclosures.

ASU 2010-18 – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset (“ASU 2010-18”).  ASU 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30.  ASU 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification.  ASU 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change.  The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  ASU 2010-18 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2010.  The reclassifications had no impact on net income or shareholders equity.

2.  INVESTMENT SECURITIES

The portfolio of securities consisted of the following (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$116,560	$1,138	$-	$117,698
Obligations of state and political subdivisions	105,376	3,593	117	108,852
GSE mortgage-backed securities	10,642	830	-	11,472
Collateralized mortgage obligations	24,894	936	43	25,787
	$257,472	$6,497	$160	$263,809

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$102,249	$459	$185	$102,523
Obligations of state and political subdivisions	113,232	4,180	111	117,301
GSE mortgage-backed securities	14,888	746	-	15,634
Collateralized mortgage obligations	35,451	870	43	36,278
Financial institution equity security	72	-	-	72
	$265,892	$6,255	$339	$271,808

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$1,588	$20	$-	$1,608

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$3,043	$78	$-	$3,121

With the exception of three private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $228,000 and $277,000 at December 31, 2010 and 2009, respectively; all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at December 31, 2010 by contractual maturity are shown below (in thousands).  Except for mortgage backed securities and collateralized mortgage obligations, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$40,631	$40,949
Due after one year through five years	129,420	132,270
Due after five years through ten years	42,319	43,742
Due after ten years	9,566	9,589
Mortgage-backed securities and collateralized mortgage obligations	35,536	37,259
	$257,472	$263,809

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$900	$904
Due after one year through five years	688	704
	$1,588	$1,608

Details concerning investment securities with unrealized losses as of December 31, 2010 are as follows (in thousands):

	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of state and political subdivisions	$6,919	$117	$-	$-	$6,919	$117
Collateralized mortgage obligations	4,689	36	227	7	4,916	43
	$11,608	$153	$227	$7	$11,835	$160

Details concerning investment securities with unrealized losses as of December 31, 2009 are as follows (in thousands):

	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Government sponsored enterprises	$50,041	$185	$-	$-	$50,041	$185
Obligations of state and political subdivisions	7,694	111	-	-	7,694	111
Collateralized mortgage obligations	1,528	22	277	21	1,805	43
	$59,263	$318	$277	$21	$59,540	$339

Management evaluates whether unrealized losses on securities represent impairment that is other than temporary on a quarterly basis. For debt securities, the Company considers its intent to sell the securities or if it is more likely than not the Company will be required to sell the securities.  If such impairment is identified, based upon the intent to sell or the more likely than not threshold, the carrying amount of the security is reduced to fair value with a charge to earnings. Upon the result of the aforementioned review, management then reviews for potential other than temporary impairment based upon other qualitative factors.  In making this evaluation, management considers changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, performance of the debt security, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. If determined that a debt security has incurred other than temporary impairment, then the amount of the credit related impairment is determined.  If a credit loss is evident, the amount of the credit loss is charged to earnings and the non-credit related impairment is recognized through other comprehensive income.

The unrealized losses on debt securities at December 31, 2010 and 2009 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2010 and 2009, management had both the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary. As a result, no impairment losses were recognized on debt securities during the years ended December 31, 2010, 2009, or 2008.

On October 27, 2010, the Company liquidated one equity security at a market value of $75,000 for a recognized gain of $3,000.  The equity security was an investment in a portfolio of common stocks of community bank holding companies.  It was determined to be impaired in the fourth quarter of 2009 and was adjusted to a fair value of $72,000 from the original value of $250,000.  The Company did not sell any securities during the year ended December 31, 2009.

Of the securities issued by state and political subdivisions held by the Company at December 31, 2010, 10 out of 175 securities contained unrealized losses.  Of the collateralized mortgage obligations, 3 out of 17 contained unrealized losses.

Of the securities issued by U.S. Government sponsored enterprises and SBA held by the Company at December 31, 2009, 5 out of 13 securities contained unrealized losses, while 11 out of 192 securities issued by state and political subdivisions contained unrealized losses.  Of the collateralized mortgage obligations, 4 out of 20 contained unrealized losses.

Securities with an aggregate carrying value of approximately $150.6 million and $108.5 million at December 31, 2010 and 2009, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

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

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of December 31, 2010 and 2009, based upon quarterly reviews, we determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
FRB-Atlanta	$1,624	$1,473
FHLB-Dallas	584	562
Other bank stocks	713	713
CRA investment	2,141	2,154
	$5,062	$4,902

4.  LOANS

The loan portfolio consisted of the following (in thousands):
	December 31,
	2010	2009
Commercial, financial and agricultural	$177,598	$193,350
Lease financing receivable	4,748	7,589
Real estate – construction	54,164	39,544
Real estate – commercial	208,764	188,045
Real estate – residential	72,460	77,130
Installment loans to individuals	62,272	77,069
Other	806	2,315
	580,812	585,042
Less allowance for loan losses	(8,813)	(7,995)
	$571,999	$577,047

The amounts reported in other loans at December 31, 2010 and 2009 includes the DDA overdraft deposits and loans primarily made to non-profit entities reported for each period.

An analysis of the activity in the allowance for loan losses is as follows (in thousands):
	December 31,
	2010	2009	2008
Balance, beginning of year	$7,995	$7,586	$5,612
Provision for loan losses	5,020	5,450	4,555
Recoveries	254	227	192
Loans charged-off	(4,456)	(5,268)	(2,624)
Reclassifications	-	-	(149)
Balance, end of year	$8,813	$7,995	$7,586

In the second quarter of 2008, approximately $149,000 of the allowance for loan loss was identified as a reserve for unfunded loan commitments and reclassified as a liability at that time.

Charge-offs for the year ended December 31, 2010 were comprised of $1.3 million in commercial, financial and agricultural and lease loans, $1.8 million in real estate loans, including construction loans, and $1.4 million in consumer loans.  Included in the $1.8 million of charged-off real estate is $1.2 million charged-off on a national participation credit in the Baton Rouge Market.

During the years ended December 31, 2010, 2009, and 2008, there were approximately $1.2 million, $1.1 million, and $514,000, respectively, of net transfers from loans to other real estate owned.

As of each of the years ended December 31, 2010 and 2009, loans outstanding to directors, executive officers, and their affiliates totaled $1.9 million. In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2010 activity with respect to these related party loans is as follows (in thousands):
Balance, beginning of year	$1,909
New loans	120
Repayments and adjustments	(66)
Change in related parties	(26)
Balance, end of year	$1,937

Nonaccrual loans amounted to approximately $19.6 million and $16.2 million at December 31, 2010 and 2009, respectively.  Loans past due ninety days or more and still accruing interest totaled $66,000 and $378,000 at December 31, 2010 and 2009, respectively.  Total impaired loans, including performing and nonperforming, were approximately $25.2 million at December 31, 2010 and $23.2 million at December 31, 2009.  Specific reserves totaling $3.1 million and $2.3 million were established for impaired loans totaling $11.9 million and $12.3 million at December 31, 2010 and December 31, 2009, respectively.  The average investment in impaired loans with specific reserves was $13.0 million for the each of the years ended 2010 and 2009.  The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $981,000 and $817,000 for the years ended December 31, 2010 and 2009.  The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual in 2008, was not significant to the financial statements for the year ended December 31, 2008.  Loans classified as troubled debt restructurings as of December 31, 2010 consisted of two commercial loans totaling $640,000 due to a reduction in monthly payments granted to the borrowers and one small consumer loan totaling $13,000 due to a credit exception granted to the borrower.

To provide greater transparency on non-performing assets, additional disclosures required by ASU 2010-20 have been included below.  Allowance for loan losses is reported by portfolio segment and further detail of credit quality indicators are provided by class of loans.

Allowance for Loan Losses and Recorded Investment in Loans by Portfolio Segment
For the Year Ended December 31, 2010 (in thousands)
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$2,105	$2,240	$1,683	$631	$1,315	$21	$-	$7,995
Charge-offs	(1,333)	(1,478)	(130)	(146)	(1,368)	(1)	-	(4,456)
Recoveries	50	1	1	60	141	1	-	254
Provision	842	2,200	1,011	317	642	8	-	5,020
Ending balance	$1,664	$2,963	$2,565	$862	$730	$29	$-	$8,813
Ending balance: individually evaluated for impairment	$27	$2,024	$827	$84	$91	$-	$-	$3,053

Loans:
Ending balance	$177,598	$54,164	$208,764	$72,460	$62,272	$4,748	$806	$580,812
Ending balance: individually evaluated for impairment	$3,549	$10,813	$8,780	$1,761	$275	$-	$-	$25,178

Credit Quality Indicators by Class of Loans
As of December 31, 2010 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate – Other	Percentage of Total
Pass		$165,581	$32,061	$191,089	89.50%
Special Mention		3,661	3,851	3,726	2.59%
Substandard		8,356	12,077	13,949	7.91%
		$177,598	$47,989	$208,764	100.00%

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Residential – Construction	Residential – Prime	Residential – Subprime	Percentage of Total
Pass		$5,959	$66,867	$-	92.61%
Special mention		-	2,501	-	3.18%
Substandard		216	3,092	-	4.21%
		$6,175	$72,460	$-	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - Credit Card	Consumer – Other	Finance Leases Commercial	Other Loans	Percentage of Total
Performing	$ 5,318	$56,905	$4,748	$806	99.93%
Nonperforming	-	49	-	-	0.07%
	$ 5,318	$56,954	$4,748	$806	100.00%

Age Analysis of Past Due Loans by Class of Loans
As of December 31, 2010 (in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,298	$114	$2,405	$3,817	$173,781	$177,598	$17
Commercial real estate - construction	3,334	-	3,324	6,658	41,331	47,989	-
Commercial real estate - other	642	6,579	1,234	8,455	200,309	208,764	-
Consumer - credit card	50	23	-	73	5,245	5,318	-
Consumer - other	407	79	280	766	56,188	56,954	49
Residential - construction	-	-	-	-	6,175	6,175	-
Residential - prime	1,023	22	1,155	2,200	70,260	72,460	-
Residential - subprime	-	-	-	-	-	-	-
Other loans	102	3	-	105	701	806	-
Finance leases commercial	-	-	-	-	4,748	4,748	-
	$6,856	$6,820	$8,398	$22,074	$558,738	$580,812	$66

Impaired Loans by Class of Loans
For the Year Ended December 31, 2010 (in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$3,291	$3,538	$-	$4,036	$85
Commercial real estate – construction	5,918	9,175	-	5,584	179
Commercial real estate – other	2,407	2,487	-	1,941	114
Consumer – other	90	90	-	80	8
Residential – prime	1,549	1,549	-	1,166	77
Subtotal:	$13,255	$16,839	$-	$12,807	$463
With an allowance recorded:
Commercial, financial, and agricultural	258	258	27	1,671	6
Commercial real estate – construction	4,895	4,895	2,024	4,098	140
Commercial real estate – other	6,373	6,373	827	6,632	2
Consumer – other	185	185	91	262	3
Residential – prime	212	212	84	320	12
Subtotal:	$11,923	$11,923	$3,053	$12,983	$163
Totals:
Commercial	23,142	26,726	2,878	23,962	526
Consumer	275	275	91	342	11
Residential	1,761	1,761	84	1,486	89
Grand Total:	$25,178	$28,762	$3,053	$25,790	$626

Modifications by Class of Loans
As of December 31, 2010 (in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructuring occurring during the year ended December 31, 2010:
Commercial, financial, and agricultural	1	$194	$194
Commercial real estate - other	1	446	446
Consumer - other	1	13	13
		$653	$653

Loans on Nonaccrual Status by Class of Loans
As of December 31, 2010 (in thousands)

Commercial, financial, and agricultural	$2,589
Commercial real estate - construction	8,220
Commercial real estate - other	7,378
Consumer - credit card	-
Consumer - other	261
Residential - construction	-
Residential - prime	1,155
Residential - subprime	-
Other loans	-
Finance leases commercial	-
$19,603

5.  PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):
	December 31,
	2010	2009
Land	$7,958	$7,958
Buildings and improvements	23,338	23,157
Furniture, fixtures, and equipment	17,554	17,590
Automobiles	428	505
Leasehold improvements	9,249	9,575
Construction-in-process	214	51
	58,741	58,836
Less accumulated depreciation and amortization	(22,149)	(20,099)
	$36,592	$38,737

Depreciation expense totaled approximately $3.3 million, $3.6 million, and $3.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the years ended December 31, 2010 and 2009 was approximately $9,271,000.  Goodwill is recorded on the acquisition date of each entity.  A summary of core deposit intangible assets as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Gross carrying amount	$1,750	$1,750
Less accumulated amortization	(1,635)	(1,538)
Net carrying amount	$115	$212

Amortization expense on the core deposit intangible assets totaled approximately $97,000 in 2010, $122,000 in 2009, and $154,000 in 2008.  Amortization of the core deposit intangible assets is estimated to be approximately $78,000 in 2011 and the remainder of $37,000 in 2012.

7.  DEPOSITS

Deposits consisted of the following (in thousands):
	December 31,
	2010	2009
Noninterest-bearing	$199,460	$175,173
Savings and money market	304,061	283,381
NOW accounts	179,541	181,652
Time deposits less than $100	58,587	64,986
Time deposits $100 or more	59,123	68,093
	$800,772	$773,285

Time deposits held consist primarily of certificates of deposits.  The maturities for these deposits at December 31, 2010 are as follows (in thousands):
2011	$88,631
2012	16,243
2013	6,946
2014	2,933
2015 and thereafter	2,957
$117,710

Deposits from related parties totaled approximately $19.0 million and $10.7 million at December 31, 2010 and 2009, respectively.

8.  BORROWINGS

Short term borrowings consisted of the following (in thousands):
	December 31,
	2010	2009
Securities sold under agreements to repurchase	$43,826	$47,059
Federal funds purchased	-	1,700
	$43,826	$48,759

At December 31, 2010 and 2009, retail repurchase agreements, defined as securities sold under agreements to repurchase from our customers, totaled $31.3 million and $34.6 million, respectively.  These retail repurchase agreements are secured short term borrowings from customers, which may be drawn on demand.  The agreements bear interest at a rate determined by us.  The average rate of the outstanding agreements at December 31, 2010 and 2009 was 0.73% and 1.26%.   We had pledged securities with an approximate market value of $50.6 million as collateral at December 31, 2010.

Also included in securities sold under agreements to repurchase is a $12.5 million repurchase agreement we entered into with CitiGroup Global Markets, Inc. (“CGMI”) effective August 9, 2007.  Under the terms of the repurchase agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2010 was

4.57%.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI quarterly.  We had pledged securities with a market value $17.4 million as collateral at December 31, 2010.

There were no federal funds purchased overnight at December 31, 2010.  Federal funds purchased overnight at December 31, 2009 totaled $1.7 million, bearing interest at 0.68%.

In 2010, 2009, and 2008, we did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or FRB discount window that exceeded 30% of our stockholders’ equity for such year.

9.  JUNIOR SUBORDINATED DEBENTURES

On September 20, 2004, we issued, through a wholly-owned statutory business trust, $8,248,000 of unsecured junior subordinated debentures bearing interest at a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at December 31, 2010 and 2009 was 2.80% and 2.75%, respectively.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

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

The trusts are considered variable-interest entities (“VIE”). The Trusts are not consolidated with the Company since the Company is not the primary beneficiary of the VIE.  Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts, as these are not eliminated in the consolidation.  The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations qualify for Tier 1 capital for regulatory capital purposes.

10.  COMMITMENTS AND CONTINGENCIES

At December 31, 2010, future annual minimum rental payments due under non-cancellable operating leases are as follows (in thousands):
2011	$1,565
2012	1,376
2013	1,331
2014	1,317
2015	1,302
Thereafter	8,558
$15,449

Rental expense under operating leases for 2010, 2009, and 2008 was approximately $1.7 million, $1.8 million, and $1.7 million, respectively.

The Company is party to various legal proceedings arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

At December 31, 2010, the Company had borrowing lines available through the Bank with the FHLB of Dallas and other correspondent banks.  The Bank had approximately $206.8 million available, subject to available collateral, under a secured line of credit with the FHLB of Dallas.  Additional federal funds lines of credit were available through correspondent banks with approximately $38.5 million available for overnight borrowing at December 31, 2010.  The Bank also had a credit line available through the Federal Reserve of $37.7 million.  As of December 31, 2010, we had no borrowings with the FRB-Atlanta, FHLB-Dallas, or from correspondent banks.

11.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):
	2010	2009
Deferred tax assets:
Allowance for loan losses	$3,047	$2,769
Alternative minimum tax credit	1,005	645
Other	517	582
Total deferred tax assets	4,569	3,996
Deferred tax liabilities:
Premises and equipment	4,057	4,366
FHLB stock dividends	17	16
Unrealized gains on securities	2,155	2,011
Other	158	310
Total deferred tax liabilities	6,387	6,703
Net deferred tax liability	$1,818	$2,707

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of these deductible differences existing at December 31, 2010. Therefore, no valuation allowance is necessary at this time.  The net deferred tax liability is included in other liabilities on the consolidated balance sheets.

Components of income tax expense are as follows (in thousands):
	2010	2009	2008
Current	$2,001	$666	$419
Deferred (benefit) expense	(1,033)	(541)	30
Total income tax expense	$968	$125	$449

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on pre-tax income as follows (in thousands):
	December 31
	2010	2009	2008
Taxes calculated at statutory rate	$2,294	$1,606	$2,036
Increase (decrease) resulting from:
Tax-exempt interest, net	(1,293)	(1,402)	(1,342)
Tax credits	-	(108)	(225)
Other	(33)	29	(20)
	$968	$125	$449

The deferred income tax expense relating to unrealized holding gains on securities available-for-sale included in other comprehensive income amounted to approximately $143,000 in 2010, $1.1 million in 2009, and $456,000 in 2008.  There was income tax expense of $1,000 related to the liquidation of an equity security in 2010.  There were no securities sold in 2009 or 2008.  There was a $61,000 tax benefit associated with the impairment of the equity security for the year ended 2009.

The tax credits available to us for the 2009 and 2008 tax years included the Work Opportunity Tax Credit.

Our federal income tax returns are open and subject to examination from the 2007 tax return year and forward. The various state income and franchise tax returns are generally open from the 2007 and later tax return years based on individual state statutes of limitation. We are not currently under examination by federal or state tax authorities for the 2007, 2008 or 2009 tax years.

12.  EMPLOYEE BENEFITS

We sponsor a leveraged employee stock ownership plan (ESOP) that covers all employees who meet minimum age and service requirements. We make annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.  On February 3, 2006, the ESOP borrowed $300,000 under a second note payable to MidSouth Bank, N.A. for the purpose of purchasing additional shares of MidSouth Bancorp, Inc.’s common stock. A total of 13,710 shares at $21.88 per share were purchased with loan proceeds on February 3, 2006.  The balance of the note was paid in full on February 17, 2009.  On February 5, 2009, the ESOP borrowed an additional $300,000 payable to MidSouth Bank, N.A.  The note payable matures March 10, 2013 and bears an interest rate of 3.25%.  A total of 25,000 shares at $9.89 per share and 5,828 shares at $9.05 per share were purchased with the loan proceeds on February 6, 2009 and February 19, 2009, respectively.  The balances of the notes payable of the ESOP were $104,000 and $217,000 at December 31, 2010 and 2009, respectively.

Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of shareholders’ equity.  In accordance with GAAP, compensation costs relating to shares purchased are based on the fair value of shares committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2010, 2009, and 2008 was approximately $481,000, $493,000, and $490,000, respectively.  The cost basis of the shares released was $9.73 per share for 2010, $10.72 per share for 2009, and $16.12 per share for 2008.  ESOP shares as of December 31, 2010 and 2009 were as follows:

	2010	2009
Allocated shares	561,633	549,429
Shares released for allocation	11,613	9,338
Unreleased shares	10,757	22,369
Total ESOP shares	584,003	581,136

Fair value of unreleased shares at December 31	$165,000	$311,000

The Company has deferred compensation arrangements with certain officers, which will provide them with a fixed benefit after retirement. We recorded a liability of approximately $848,000 at December 31, 2010 and $757,000 at December 31, 2009 in connection with these agreements.  Deferred compensation expense recognized in 2010, 2009, and 2008 was approximately $125,000, $92,000, and $109,000, respectively.

The Company sponsors defined contribution post retirement benefit agreements to provide death benefits for the designated beneficiaries of certain of the Company's executive officers.  Under the agreements, split-dollar whole life insurance contracts were purchased on certain executive officers. The increase in the cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Company's contribution to the agreements each year.  In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the agreements.  During 2010, 2009 and 2008, the Company incurred expenses of $30,000, $10,000 and $7,000, respectively, related to the agreements.  As of January 1, 2008, the Company recorded a cumulative effect adjustment to retained earnings in the amount of $115,000 to recognize the liability related to its endorsement split-dollar life insurance policies that provide benefits to certain executive officers that extend to postretirement periods.

The Company has a 401(k) retirement plan covering substantially all employees who have been employed with us for 90 days and meet certain other requirements.  Under this plan, employees can contribute a portion of their salary within the limits provided by the Internal Revenue Code into the plan.  The Company made no contributions to the plan in 2010 and 2009.  The Company made contributions to the plan totaling $50,000 in 2008.

13.  EMPLOYEE STOCK PLANS

In May of 2007, our shareholders approved the 2007 Omnibus Incentive Compensation Plan to provide incentives and awards for directors, officers, and employees. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), restricted stock awards, stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination, or tandem basis. The 2007 Omnibus Incentive Compensation Plan replaces the 1997 Stock Incentive Plan, which expired February of 2007.  A total of 525,000 of our common shares outstanding can be granted under the Plan.

Stock Options – Options constitute both incentive stock options and nonqualified stock options.  All of the options granted under the Plan have a term of ten years and vest 20% each year on the anniversary date of the grant.  All of the 53,918 options outstanding at December 31, 2010 were issued under the 1997 Stock Incentive Plan.

The following tables summarize activity relating to stock options:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	61,368	$12.26	3.52
Exercised	(6,999)	7.20
Forfeited	(451)	19.68
Outstanding at December 31, 2010	53,918	$12.86	2.64	$134,742
Exercisable at December 31, 2010	53,918	$12.86	2.64	$134,742

A summary of changes in unvested options for the period ended December 31, 2010 is as follows:
	2010
	Number of Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, beginning of year	1,996	$5.83
Granted	-	-
Vested	(1,996)	5.83
Forfeited	-	-
Unvested options outstanding, end of year	-	$-

As of December 31, 2010 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements.  The total amount of options expensed during the years ended December 31, 2010, 2009, and 2008 was $6,000, $20,000, and $69,000, respectively.

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

The total intrinsic value of the options exercised was $57,000, $0, and $370,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Restricted Stock Awards – On June 30, 2010, the Personnel Committee of the Board of Directors of the Company made grants of 22,047 shares of restricted stock under the Company’s 2007 Omnibus Incentive Compensation Plan to certain officers and employees of the Company.  The restricted shares of stock, which are subject to the terms of a Restricted Stock Grant Agreement between the Company and each recipient, will fully vest on the third anniversary of the grant date.  Prior to vesting, the recipient will be entitled to vote the shares and receive dividends, if any, declared by the Company with respect to its common stock.  Compensation expense for restricted stock is based on the fair value of the restricted stock awards at the time of the grant, which is equal to the market value of the Company’s common stock on the date of grant.  The value of restricted stock grants that are expected to vest is amortized monthly into compensation expense over the three year vesting period.

The restricted shares had a fair value of $12.77 per share on the date of issuance.  For the year ended December 31, 2010, compensation expense of $44,000 was recognized related to non-vested restricted stock awards.  As of December 31, 2010, there was $222,000 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan.

The following tables summarize activity relating to non-vested restricted stock awards:
2010
Balance at beginning of year	-
Granted	22,047
Forfeited	(1,200)
Vested	-
Balance at end of year	20,847

14.  SHAREHOLDERS’ EQUITY

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2010, the Bank had approximately $13.0 million available to pay dividends to the Parent Company without regulatory approval.

On December 22, 2009 the Company closed an underwritten public offering of 2.7 million shares of its common stock at a price of $12.75 per share.  On January 7, 2010, the underwriters of the public offering exercised in full their overallotment option for 405,000 shares of our common stock.  Net proceeds from the offering and the exercise of the overallotment option totaled $37.2 million after deducting underwriting discounts and offering expenses.  The Company plans to use the net proceeds for general corporate purposes including ongoing and anticipated growth, which may include potential acquisition opportunities.

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

15.  NET EARNINGS PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	December 31,
	2010	2009	2008
Net earnings available to common shareholders	$4,582	$3,424	$5,537
Weighted average number of common shares outstanding used in computation of basic earnings per common share	9,701	6,670	6,607
Effect of dilutive securities:
Stock options	15	17	23
Restricted stock	2	-	-
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	9,718	6,687	6,630

Options to acquire 23,335, 23,786 and 46,365 shares of common stock were not included in computing diluted earnings per share for the year ended December 31, 2010, 2009 and 2008, respectively, because the effect of these shares was anti-dilutive.  For the year ended December 31, 2010, 20,847 shares of restricted stock were included in computed diluted earnings because the effect of these shares was dilutive.  As a result of the completion of a qualified equity offering in December 2009, warrants issued to the U. S. Department of the Treasury (the “Treasury”) to purchase 208,768 shares of our common stock were reduced to 104,384 shares.  The remaining 104,384 shares subject to the warrants were anti-dilutive and not included in the computation of diluted earnings per share for the years ended December 31, 2010 and 2009.

16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

	Contract or Notional Amount
	2010	2009
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$118,232	$128,245
Letters of credit	8,082	12,410

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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.  Approximately 92% and 95% of these letters of credit were secured by marketable securities, cash on deposit, or other assets at December 31, 2010 and 2009, respectively.

17.  REGULATORY MATTERS

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

As of December 31, 2010, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage capital ratios as set forth in the table (in thousands). There are no conditions or events since those notifications that management believes has changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the tables below (in thousands):
	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total capital to risk weighted assets:
Company	$146,272	22.36%	$52,332	8.00%	N/A	N/A
Bank	$114,328	17.49%	$52,296	8.00%	$65,370	10.00%
Tier I capital to risk weighted assets:
Company	$138,085	21.11%	$26,166	4.00%	N/A	N/A
Bank	$106,147	16.24%	$26,148	4.00%	$39,222	6.00%
Tier I capital to average assets:
Company	$138,085	14.00%	$39,440	4.00%	N/A	N/A
Bank	$106,147	10.78%	$39,404	4.00%	$59,106	6.00%

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total capital to risk weighted assets:
Company	$139,060	20.54%	$54,150	8.00%	N/A	N/A
Bank	$107,807	15.94%	$54,118	8.00%	$67,647	10.00%
Tier I capital to risk weighted assets:
Company	$130,891	19.34%	$27,075	4.00%	N/A	N/A
Bank	$99,638	14.73%	$27,059	4.00%	$40,588	6.00%
Tier I capital to average assets:
Company	$130,891	13.95%	$37,536	4.00%	N/A	N/A
Bank	$99,638	10.63%	$37,510	4.00%	$56,265	6.00%

18.  FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

Loans—For disclosure purposes, the fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  For variable rate loans, the carrying amount is a reasonable estimate of fair value.  The Company does not record loans at fair value on a recurring basis.  No adjustment to fair value is taken related to illiquidity discounts.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management uses one of three methods to measure impairment, which, include collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  Impaired loans where an allowance is established based on the fair value of collateral or where the loan balance has been charged down to fair value require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and adjusts the appraisal value by taking an additional discount for market conditions and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

For non-performing loans, collateral valuations currently in file are reviewed for acceptability in terms of timeliness and applicability.  Although each determination is made based on the facts and circumstances of each credit, generally valuations are no longer considered acceptable when there has been physical deterioration of the property from when it was last appraised, or there has been a significant change in the underlying assumptions of the appraisal.  If the valuation is deemed to be unacceptable, a new appraisal is ordered.  New appraisals are typically received within 4-6 weeks.  While awaiting new appraisals, the valuation in file is utilized, net of discounts.  Discounts are derived from available relevant market data, selling costs, taxes, and insurance.  Any perceived collateral deficiency utilizing the discounted value is specifically reserved (as required by ASC Topic 310) until the new appraisal is received or charged off.  Thus, provisions or charge-offs are recognized in the period the credit is identified as non-performing.

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

Other Real Estate— Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate, and annually thereafter to insure other real estate assets are carried at the lower of carrying value or fair value.  Exceptions to obtaining initial appraisals are properties where a buy/sell agreement exists for the loan value or greater, or where we have received a Sheriff’s valuation for properties liquidated through a Sheriff sale.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and adjusts the appraisal value by taking an additional discount for market conditions and there is no observable market prices, the Company records the other real estate asset as nonrecurring Level 3.

Cash Surrender Value of Life Insurance Policies—Fair value for life insurance cash surrender value is based on cash surrender values indicated by the insurance companies.

Deposits— The fair value of demand deposits, savings accounts, NOW accounts, and money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.  The estimated fair value does not include customer related intangibles.

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

Assets Recorded at Fair Value
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

Description	Assets / Liabilities Measured at Fair Value at December 31, 2010	Fair Value Measurements at December 31, 2010
		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$117,698	$-	$117,698	$-
Obligations of state and political subdivisions	108,852	-	108,852	-
GSE mortgage-backed securities	11,472	-	11,472	-
Collateralized mortgage obligations	25,787	-	25,787	-

Description	Assets / Liabilities Measured at Fair Value at December 31, 2009	Fair Value Measurements at December 31, 2009
		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$102,523	$-	$102,523	$-
Obligations of state and political subdivisions	117,301	-	117,301	-
GSE mortgage-backed securities	15,634	-	15,634	-
Collateralized mortgage obligations	36,278	-	36,278	-
Financial institution equity security	72	72	-	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate owned are also level 2 assets measured using appraisals from external parties.

Description	Assets / Liabilities Measured at Fair Value at December 31, 2010	Fair Value Measurements at December 31, 2010
		Level 1	Level 2	Level 3
Impaired loans	$12,841	$-	$12,841	$-
Other real estate owned	1,206	-	1,206	-

Description	Assets / Liabilities Measured at Fair Value at December 31, 2009	Fair Value Measurements at December 31, 2009
		Level 1	Level 2	Level 3
Impaired loans	$10,155	$-	$10,155	$-
Other real estate owned	792	-	792	-

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

The estimated fair values of our financial instruments are as follows at December 31, 2010 and 2009 (in thousands):

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$91,907	$91,907	$23,351	$23,351
Time deposits held in banks	5,164	5,206	26,122	26,247
Securities available-for-sale	263,809	263,809	271,808	271,808
Securities held-to-maturity	1,588	1,608	3,043	3,121
Other investments	5,062	5,062	4,902	4,902
Loans, net	571,999	580,033	577,047	583,142
Cash surrender value of life insurance policies	4,698	4,698	4,540	4,540
Financial liabilities:
Noninterest-bearing deposits	199,460	199,460	175,173	175,173
Interest-bearing deposits	601,312	602,188	598,112	598,932
Borrowings	43,826	43,826	48,759	48,759
Junior subordinated debentures	15,465	16,031	15,465	15,771

19.  OTHER NON-INTEREST INCOME AND EXPENSE

For the years ended December 31, 2010, 2009, and 2008, none of the components of other noninterest income were greater than 1% of interest income and noninterest income.

Components of other noninterest expense greater than 1% of interest income and noninterest income consisted of the following for the years ended December 31, 2010, 2009, and 2008 (in thousands):
	2010	2009	2008
Professional fees	$1,787	$1,529	$1,838
FDIC fees	1,331	1,684	506
Marketing expenses	1,178	1,199	2,173
Corporate development expense	656	598	721
Data processing	1,212	767	884
Printing and supplies	659	644	703

20.  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions that occurred after December 31, 2010 up through the date of filing this Annual Report on Form 10-K.  No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

21.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

Balance Sheets
December 31, 2010 and 2009
(in thousands)
	2010	2009
Assets
Cash and interest-bearing deposits in banks	$32,010	$31,115
Equity securities with readily determinable fair value	-	72
Other assets	578	1,004
Investment in and advances to subsidiaries	120,726	113,647
Total assets	$153,314	$145,838

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$821	$603
Junior subordinated debentures	15,465	15,465
ESOP obligation	104	217
Other	271	276
Total liabilities	16,661	16,561
Shareholders’ equity	136,653	129,277
Total liabilities and shareholders’ equity	$153,314	$145,838

Statements of Earnings
For the Years Ended December 31, 2010, 2009, and 2008
(in thousands)
	2010	2009	2008
Revenue:
Dividends from Bank and nonbank subsidiary	$-	$1,750	$4,000
Rental and other income	1,032	196	72
	1,032	1,946	4,072

Expenses:
Interest on short- and long-term debt	974	1,019	1,219
Professional fees	185	153	161
Other expenses	667	623	235
	1,826	1,795	1,615
Earnings before equity in undistributed earnings of subsidiaries and income taxes	(794)	151	2,457

Equity in undistributed earnings of subsidiaries	6,303	3,903	2,772

Income tax benefit	271	545	308

Net earnings	$5,780	$4,599	$5,537

Statements of Cash Flows
For the Years Ended December 31, 2010, 2009, and 2008
(in thousands)
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$5,780	$4,599	$5,537
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(6,303)	(3,903)	(2,772)
Other, net	32	(384)	(111)
Net cash (used in) provided by operating activities	(491)	312	2,654

Cash flows from investing activities:
Sale of equity securities	75	-	-
Investments in and advances to subsidiaries	-	(20,000)	-
Net cash provided by (used in) investing activities	75	(20,000)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	4,768	32,448	-
Proceeds from issuance of preferred stock and related common stock warrants	-	19,954	-
Proceeds from exercise of stock options	51	-	476
Purchase of treasury stock	-	-	(504)
Payment of preferred dividends	(1,001)	(850)	-
Payment of common dividends	(2,507)	(2,117)	(2,112)
Net cash provided by (used in) financing activities	1,311	49,435	(2,140)

Net change in cash and cash equivalents	895	29,747	514
Cash and cash equivalents at beginning of year	31,115	1,368	854
Cash and cash equivalents at end of year	$32,010	$31,115	$1,368

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited MidSouth Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MidSouth Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MidSouth Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 16, 2011, expressed an unqualified opinion.

Atlanta, Georgia
March 16, 2011

Certified Public Accountants
Suite 1800	●	235 Peachtree Street NE	●	Atlanta, Georgia 30303	●	Phone 404-588-4200	●	Fax 404-588-4222	●	www.pkm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of MidSouth Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MidSouth Bancorp, Inc. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011, expressed an unqualified opinion on the effectiveness of MidSouth Bancorp, Inc.’s internal control over financial reporting.

Atlanta, Georgia
March 16, 2011

Certified Public Accountants
Suite 1800	●	235 Peachtree Street NE	●	Atlanta, Georgia 30303	●	Phone 404-588-4200	●	Fax 404-588-4222	●	www.pkm.com

Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share data)
	2010
	IV	III	II	I
Interest income	$12,136	$12,120	$11,929	$11,939
Interest expense	1,630	1,821	1,905	2,039
Net interest income	10,506	10,299	10,024	9,900
Provision for loan losses	870	1,500	1,500	1,150
Net interest income after provision for loan losses	9,636	8,799	8,524	8,750
Noninterest income	3,456	3,736	4,024	3,641
Noninterest expense	10,798	11,117	11,169	10,734
Earnings before income tax expense	2,294	1,418	1,379	1,657
Income tax expense	438	179	129	222
Net earnings	1,856	1,239	1,250	1,435
Dividends on preferred stock	300	300	299	299
Net earnings available to common shareholders	$1,556	$939	$951	$1,136

Earnings per common share - basic	$0.16	$0.09	$0.10	$0.12
Earnings per common share - diluted	$0.16	$0.09	$0.10	$0.12
Market price of common stock
High	$16.00	$14.32	$16.97	$16.59
Low	$12.93	$11.75	$12.43	$13.75
Close	$15.36	$14.09	$12.77	$16.26
Average shares outstanding - basic	9,712,600	9,709,538	9,707,299	9,694,617
Average shares outstanding - diluted	9,727,588	9,725,368	9,729,421	9,720,055
	2009
	IV	III	II	I
Interest income	$12,253	$12,498	$12,496	$12,794
Interest expense	2,412	2,566	2,574	2,668
Net interest income	9,841	9,932	9,922	10,126
Provision for loan losses	1,350	1,000	2,100	1,000
Net interest income after provision for loan losses	8,491	8,932	7,822	9,126
Noninterest income	3,686	3,972	3,858	3,530
Noninterest expense	10,969	11,326	11,132	11,266
Earnings before income tax expense	1,208	1,578	548	1,390
Income tax expense	18	147	(197)	157
Net earnings	1,190	1,431	745	1,233
Dividends on preferred stock	300	299	299	277
Net earnings available to common shareholders	$890	$1,132	$446	$956

Earnings per common share - basic	$0.13	$0.17	$0.07	$0.14
Earnings per common share - diluted	$0.13	$0.17	$0.07	$0.14
Market price of common stock
High	$15.25	$19.25	$18.46	$13.41
Low	$12.56	$13.20	$10.00	$8.18
Close	$13.90	$13.13	$16.63	$10.10
Average shares outstanding - basic	6,888,406	6,592,110	6,589,264	6,617,341
Average shares outstanding - diluted	6,906,207	6,612,428	6,607,366	6,627,367

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

During the fourth quarter of 2010, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting.  Their report is included on page 83 in this Annual Report on Form 10-K.

Item 9B – Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

The information set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, is incorporated herein by reference.

The information set forth under the headings “Item 1. Election of Directors,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Standing Board Committees” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11 - Executive Compensation

The information set forth under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control,” “Outside Director Compensation,” “Corporate Governance – Personnel Committee Interlocks and Insider Participation,” and “Personnel Committee Report” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the headings “Securities Authorized for Issuance under Equity Compensation Plans” in this Annual Report on Form 10-K, is incorporated by reference to the sections entitled “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Management” and “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions and Director Independence

The information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board Independence” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14 – Principal Accounting Fees and Services

The information set forth under the heading “Relationship with Independent Registered Public Accountants” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 15 - Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

Selected Quarterly Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2010 and 2009
Consolidated Statements of Earnings – Years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements

(a)(2) All schedules have been outlined because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc.

3.1(a)	Articles of Amendment to the Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (filed as Exhibit 3.1 to MidSouth’s Current Report on Form 8-K filed on June 2, 2010).

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

10.8+
Form of Letter Agreement, executed by each of Messrs. C.R. Cloutier, J. Eustis Corrigan, Jr., Donald R. Landry and A. Dwight Utz, and Ms. Karen L. Hail with the Company (filed as Exhibit 10.3 to Form 8-K filed January 14, 2009 and incorporated herein by reference).

10.9+	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Form 8-K filed July 6, 2010 and incorporated herein by reference).

21	Subsidiaries of the Registrant*

23.1	Consent of Porter, Keadle, Moore LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008*

99.2	Certification of Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008*
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

MIDSOUTH BANCORP, INC.
Registrant

		By:	/s/ C. R. Cloutier
C. R. Cloutier

Date:	March 16, 2011

Signatures	Title	Date

/s/ C.R. Cloutier C.R. Cloutier	Principal Executive Officer, President, and Director	March 16, 2011

/s/ James R. McLemore James R. McLemore	Principal Financial Officer and Senior Executive Vice President	March 16, 2011

/s/ Teri S. Stelly Teri S. Stelly	Principal Accounting Officer and Controller	March 16, 2011

/s/ Karen L. Hail Karen L. Hail	Director	March 16, 2011

/s/ J.B. Hargroder, M.D. J.B. Hargroder, M.D.	Director	March 16, 2011

/s/ William M. Simmons William M. Simmons	Director	March 16, 2011

/s/ Will Charbonnet, Sr. Will Charbonnet, Sr.	Director	March 16, 2011

/s/ Clayton Paul Hillard Clayton Paul Hillard	Director	March 16, 2011

/s/ James R. Davis, Jr. James R. Davis, Jr.	Director	March 16, 2011

/s/ Timothy J. Lemoine Timothy J. Lemoine	Director	March 16, 2011

/s/ Joseph V. Tortorice, Jr. Joseph V. Tortorice, Jr.	Director	March 16, 2011

/s/ Milton B. Kidd, III Milton B. Kidd, III	Director	March 16, 2011

/s/ R. Glenn Pumpelly R. Glenn Pumpelly	Director	March 16, 2011