Form 10-Q
period 2011-03-31
MIDSOUTH BANCORP INC
filed 2011-05-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

As of May 9, 2011, there were 9,730,266 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information
Item 1. Financial Statements.
Consolidated Statements of Condition
Consolidated Statements of Earnings (unaudited)
Consolidated Statement of Shareholders’ Equity (unaudited)
Consolidated Statements of Cash Flows (unaudited)
Notes to Interim Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Forward-Looking Statements
Critical Accounting Policies
Recent Developments
Results of Operations
Analysis of Statement of Condition
Bank Liquidity
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
Part II – Other Information
Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Removed and Reserved.
Item 5. Other Information.
Item 6. Exhibits.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition (dollars in thousands, except share data)
	March 31, 2011 (unaudited)	December 31, 2010* (audited)
Assets
Cash and due from banks, including required reserves of $4,031 and $3,487, respectively	$18,109	$20,758
Interest bearing deposits in banks	81,347	69,452
Federal funds sold	1,987	1,697
Time deposits held in banks	-	5,164
Securities available-for-sale, at fair value (cost of $283,390 at March 31, 2011 and $257,472 at December 31, 2010)	289,820	263,809
Securities held-to-maturity (fair value of $837 at March 31, 2011 and $1,608 at December 31, 2010)	819	1,588
Other investments	5,059	5,062
Loans	574,254	580,812
Allowance for loan losses	(6,752)	(8,813)
Loans, net	567,502	571,999
Bank premises and equipment, net	36,425	36,592
Accrued interest receivable	4,924	4,628
Goodwill	9,271	9,271
Intangibles	94	115
Other real estate owned	1,528	1,206
Cash surrender value of life insurance	4,739	4,698
Other assets	5,175	6,300
Total assets	$1,026,799	$1,002,339

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$208,758	$199,460
Interest bearing	614,770	601,312
Total deposits	823,528	800,772
Securities sold under agreements to repurchase	45,725	43,826
Junior subordinated debentures	15,465	15,465
Other liabilities	5,482	5,623
Total liabilities	890,200	865,686
Shareholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized, 20,000 shares issued and outstanding at March 31, 2011 and at December 31, 2010	19,458	19,408
Common stock, $0.10 par value; 30,000,000 shares authorized, 9,880,743 issued and 9,730,266 outstanding at March 31, 2011 and at December 31, 2010	988	988
Additional paid-in capital	89,938	89,893
Unearned ESOP shares	(76)	(104)
Accumulated other comprehensive income	4,244	4,182
Treasury stock – 150,477 shares at March 31, 2011 and at December 31, 2010, at cost	(3,286)	(3,286)
Retained earnings	25,333	25,572
Total shareholders’ equity	136,599	136,653
Total liabilities and shareholders’ equity	$1,026,799	$1,002,339

See notes to unaudited consolidated financial statements. * Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$9,476	$9,799
Securities and other investments:
Taxable	867	1,000
Nontaxable	929	1,025
Federal funds sold	3	-
Time and interest bearing deposits in other banks	75	80
Other investments	38	35
Total interest income	11,388	11,939

Interest expense:
Deposits	1,008	1,567
Securities sold under agreements to repurchase	197	226
Federal funds purchased	-	2
Other borrowed money	-	3
Junior subordinated debentures	242	241
Total interest expense	1,447	2,039

Net interest income	9,941	9,900
Provision for loan losses	1,600	1,150
Net interest income after provision for loan losses	8,341	8,750

Non-interest income:
Service charges on deposits	1,737	2,448
Gain on securities, net	41	-
ATM and debit card income	878	786
Other charges and fees	374	407
Total non-interest income	3,030	3,641

Non-interest expenses:
Salaries and employee benefits	5,163	5,250
Occupancy expense	2,053	2,248
FDIC insurance	311	315
Other	3,200	2,921
Total non-interest expenses	10,727	10,734

Income before income taxes	644	1,657
Income tax benefit (expense)	97	(222)

Net earnings	741	1,435
Dividends on preferred stock and accretion of warrants	299	299
Net earnings available to common shareholders	$442	$1,136

Earnings per common share:
Basic	$0.05	$0.12
Diluted	$0.05	$0.12

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2011 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Shares	Income	Stock	Earnings	Total
Balance- December 31, 2010	20,000	$19,408	9,880,743	$988	$89,893	$(104)	$4,182	$(3,286)	$25,572	$136,653
Net earnings	-	-	-	-	-	-	-	-	741	741
Unrealized holding gains on securities available-for-sale arising during the period, net of income tax expense of $46	-	-	-	-	-	-	89	-	-	89
Reclassification adjustment for gain on securities available-for-sale, net of income tax expense of $14	-	-	-	-	-	-	(27)	-	-	(27)
Comprehensive income	-	-	-	-	-	-	-	-	-	803
Dividends on preferred stock and accretion of common stock warrants	-	50	-	-	-	-	-	-	(299)	(249)
Dividends on common stock, $0.07 per share	-	-	-	-	-	-	-	-	(681)	(681)
ESOP compensation expense	-	-	-	-	13	28	-	-	-	41
Stock option and restricted stock compensation expense	-	-	-	-	32	-	-	-	-	32
Balance- March 31, 2011	20,000	$19,458	9,880,743	$988	$89,938	$(76)	$4,244	$(3,286)	$25,333	$136,599

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$741	$1,435
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	760	909
Provision for loan losses	1,600	1,150
Provision for deferred tax benefit (expense)	137	(107)
Amortization of premiums on securities, net	299	283
Amortization of other investments	4	3
Net gain on sale of investment securities	(41)	-
Stock option and restricted stock compensation expense	32	1
Net loss on sale of other real estate owned	-	68
Change in accrued interest receivable	(296)	(291)
Change in accrued interest payable	(231)	(280)
Other, net	1,103	929
Net cash provided by operating activities	4,108	4,100

Cash flows from investing activities:
Net decrease in time deposits in other banks	5,164	11,062
Proceeds from maturities and calls of securities available-for-sale	11,754	7,039
Proceeds from maturities and calls of securities held-to-maturity	770	3,453
Proceeds from sale of securities available-for-sale	2,266	-
Purchases of securities available-for-sale	(40,196)	-
Purchases of other investments	(1)	(1)
Net change in loans	2,519	7,592
Purchase of premises and equipment	(579)	(102)
Proceeds from sale of premises and equipment	6	-
Proceeds from sales of other real estate owned	-	247
Purchase of other real estate owned	-	(450)
Net cash (used in) provided by investing activities	(18,297)	28,840

Cash flows from financing activities:
Change in deposits	22,756	(2,837)
Change in securities sold under repurchase agreements	1,899	1,086
Change in federal funds purchased	-	(1,700)
Issuance of common stock and treasury stock, net of offering expenses	-	4,768
Payment of dividends on preferred stock	(249)	(250)
Payment of dividends on common stock	(681)	(463)
Net cash provided by financing activities	23,725	604

Net increase in cash and cash equivalents	9,536	33,544

Cash and cash equivalents, beginning of period	91,907	23,351

Cash and cash equivalents, end of period	$101,443	$56,895

Supplemental information- Noncash items
Accretion of warrants	$50	$49
Transfer of loans to other real estate owned	407	-
Net change in loan to ESOP	28	28

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
March 31, 2011
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of March 31, 2011 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry.  There have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our 2010 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements — In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU No. 2010-28”). ASU No. 2010-28 requires entities with reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In doing so, entities should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public companies this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  ASU No. 2010-28 was not applicable to the Company for the first quarter of 2011 as negative goodwill did not exist at March 31, 2011.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU No. 2010-29”). ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and was not applicable to the Company for the quarter ended March 31, 2011, as no business combinations have occurred.

Recently Issued Accounting Pronouncements — In April 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”).  The ASU responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs.  The main provision of this Update will require a creditor to separately conclude whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties, in order to determine if a restructuring constitutes a TDR.  Guidance is also provided to assist the creditor in evaluating these two criteria.  Furthermore, the amendments clarify that a creditor is precluded from using the effective interest rate test, as described in the debtors guidance on restructuring payables, when evaluating whether a restructuring constitutes a TDR.  ASU 2011-02 is effective for a public entity for interim and annual periods beginning on or after June 15, 2011.  Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs.  However, an entity should apply prospectively changes in the method used to calculate impairment on receivables.  At the same time it adopts ASU 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  Early adoption is permitted. ASU No. 2011-01 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2011.  The reclassifications had no impact on shareholders’ equity or net income.

2.  Investment Securities
The portfolio of securities consisted of the following (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$111,390	$992	$-	$112,382
Obligations of state and political subdivisions	100,053	4,101	55	104,099
GSE mortgage-backed securities	23,857	873	-	24,730
Collateralized mortgage obligations	48,090	701	182	48,609
	$283,390	$6,667	$237	$289,820

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$116,560	$1,138	$-	$117,698
Obligations of state and political subdivisions	105,376	3,593	117	108,852
GSE mortgage-backed securities	10,642	830	-	11,472
Collateralized mortgage obligations	24,894	936	43	25,787
	$257,472	$6,497	$160	$263,809

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$819	$18	$-	$837

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$1,588	$20	$-	$1,608

With the exception of three private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $179,000 at March 31, 2011, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at March 31, 2011 by contractual maturity are shown in the following table (in thousands).  Except for mortgage-backed securities and collateralized mortgage obligations, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$35,779	$35,991
Due after one year through five years	126,950	129,950
Due after five years through ten years	41,174	42,908
Due after ten years	7,540	7,632
Mortgage-backed securities and collateralized mortgage obligations	71,947	73,339
	$283,390	$289,820

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$130	$131
Due after one year through five years	689	706
	$819	$837

Details concerning investment securities with unrealized losses are as follows (in thousands):

	March 31, 2011
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Obligations of state and political subdivisions	$1,720	$55	$-	$-	$1,720	$55
Collateralized mortgage obligations	22,404	178	179	4	22,583	182
	$24,124	$233	$179	$4	$24,303	$237

	December 31, 2010
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Obligations of state and political subdivisions	$6,919	$117	$-	$-	$6,919	$117
Collateralized mortgage obligations	4,689	36	227	7	4,916	43
	$11,608	$153	$227	$7	$11,835	$160

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

The unrealized losses on debt securities at March 31, 2011 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Of the 171 securities issued by state and political subdivisions, three contained unrealized losses at March 31, 2011.  Eight of the 22 collateralized mortgage obligations also contained unrealized losses.  Management identified no impairment related to credit quality.  At March 31, 2011, management had both the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Company sold three securities classified as available for sale.  Two securities were sold with gains totaling $45,000 and one security was sold at a loss of $4,000 for a net gain of $41,000; calculated using the specific identification method.  The securities were sold as a result of a review performed on our municipal securities portfolio.  The Company did not sell any securities for the three months ended March 31, 2010.

Securities with an aggregate carrying value of approximately $138.6 million and $150.6 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

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

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of March 31, 2011 and December 31, 2010, based upon quarterly reviews, management determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

FRB-Atlanta	$1,624	$1,624
FHLB-Dallas	585	584
Other bank stocks	713	713
CRA investment	2,137	2,141
	$5,059	$5,062

4.  Credit Quality of Loans and Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$8,813	$7,995
Provision for loan losses	1,600	1,150
Recoveries	86	53
Loans charged-off	(3,747)	(1,281)
Balance, end of period	$6,752	$7,917

The Company’s loans individually evaluated for impairment were approximately $21.0 million at March 31, 2011 and $25.2 million at December 31, 2010.  Specific reserves totaling $463,000 were established for $1.7 million of impaired loans reported at March 31, 2011.  At December 31, 2010, specific reserves totaling $3.1 million were established for $11.9 million of impaired loans.  Interest recognized on impaired loans totaled $94,000 at March 31, 2011.  Loans classified as TDRs totaled $1.3 million and $640,000 at March 31, 2011 and December 31, 2010, respectively.  One $711,000 loan was identified as a TDR during the first quarter of 2011 as the borrower was granted a concession in payment terms to interest only for one year.  The remaining $626,000 in TDRs consists of three loans, one of which in the amount of $418,000 is expected to return to performing status by the end of the second quarter of 2011.   The two commercial loans and one commercial real estate loan were classified as TDRs due to a reduction in monthly payments granted to the borrowers and the one small consumer loan was classified as a TDR due to a credit exception granted to the borrower.  As of March 31, 2011, there have been no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs.

To provide greater transparency on non-performing assets, additional disclosures required by ASU 2010-20 have been included below.  Allowance for loan losses is reported by portfolio segment and further detail of credit quality indicators are provided by class of loans.

Allowance for Loan Losses and Recorded Investment in Loans by Portfolio Segment
For the Three Months Ended March 31, 2011 (in thousands)
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,664	$2,963	$2,565	$862	$730	$29	$-	$8,813
Charge-offs	(111)	(2,072)	(1,215)	(152)	(197)	-	-	(3,747)
Recoveries	54	11	-	4	17	-	-	86
Provision	404	474	310	139	269	3	1	1,600
Ending balance	$2,011	$1,376	$1,660	$853	$819	$32	$1	$6,752
Ending balance: individually evaluated for impairment	$348	$-	$8	$19	$88	$-	$-	$463

Loans:
Ending balance	$175,148	$47,481	$217,906	$69,800	$58,799	$4,565	$555	$574,254
Ending balance: individually evaluated for impairment	$3,317	$7,477	$7,904	$2,004	$272	$-	$-	$20,974

Credit Quality Indicators by Class of Loans
As of March 31, 2011 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate -Other	Commercial Total	% of Total Commercial
Pass		$163,328	$28,923	$200,058	$392,309	90.2%
Special Mention		3,469	3,746	2,264	9,479	2.2%
Substandard		8,351	9,305	15,584	33,240	7.6%
		$175,148	$41,974	$217,906	$435,028	100.0%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Residential - Construction	Residential - Prime	Residential - Subprime	Residential Total	% of Total Residential
Pass		$5,190	$64,475	$-	$69,665	92.5%
Special mention		-	2,335	-	2,335	3.1%
Substandard		317	2,990	-	3,307	4.4%
		$5,507	$69,800	$-	$75,307	100.0%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - Credit Card	Consumer -Other	Finance Leases Commercial	Other Loans	Consumer Total	% of Total Consumer
Performing	$ 4,929	$53,584	$4,565	$555	$63,633	99.6%
Nonperforming	2	284	-	-	286	0.4%
	$ 4,931	$53,868	$4,565	$555	$63,919	100.0%

Age Analysis of Past Due Loans by Class of Loans
As of March 31, 2011 (in thousands)

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$343	$847	$2,504	$3,694	$171,454	$175,148	$269
Commercial real estate - construction	164	646	4,302	5,112	36,862	41,974	-
Commercial real estate - other	1,801	4,936	1,216	7,953	209,953	217,906	-
Consumer - credit card	49	9	11	69	4,862	4,931	11
Consumer - other	441	38	257	736	53,132	53,868	24
Residential - construction	-	-	-	-	5,507	5,507	-
Residential - prime	586	679	874	2,139	67,661	69,800	-
Residential - subprime	-	-	-	-	-	-	-
Other loans	82	2	-	84	471	555	-
Finance leases commercial	8	18	-	26	4,539	4,565	-
	$3,474	$7,175	$9,164	$19,813	$554,441	$574,254	$304

(1)	Past due amounts may include loans on nonaccrual status.

Impaired Loans by Class of Loans
For the Quarter Ended March 31, 2011 (in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$2,194	$2,325	$-	$2,742	$16
Commercial real estate – construction	7,477	12,207	-	6,698	44
Commercial real estate – other	7,724	8,981	-	5,065	22
Consumer – other	103	103	-	96	-
Residential – prime	1,781	1,781	-	1,665	10
Subtotal:	$19,279	$25,397	$-	$16,266	$92
With an allowance recorded:
Commercial	1,123	1,123	348	691	-
Commercial real estate – construction	-	-	-	2,448	-
Commercial real estate – other	180	180	8	3,277	-
Consumer – other	169	169	88	177	-
Residential – prime	223	223	19	217	2
Subtotal:	$1,695	$1,695	$463	$6,810	$2
Totals:
Commercial	18,698	24,816	356	20,921	82
Consumer	272	272	88	273	-
Residential	2,004	2,004	19	1,882	12
Grand total:	$20,974	$27,092	$463	$23,076	$94

Modifications by Class of Loans
As of March 31, 2011 (in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructuring occurring during the quarter ended March 31, 2011:
Commercial, financial, and agricultural	2	$906	$906
Commercial real estate - other	1	418	418
Consumer - other	1	13	13
		$1,337	$1,337

Loans on Nonaccrual Status by Class of Loans
As of March 31, 2011 (in thousands)

Commercial, financial, and agricultural	$2,358
Commercial real estate - construction	4,948
Commercial real estate - other	6,594
Consumer - credit card	-
Consumer - other	259
Residential - construction	-
Residential - prime	1,411
Residential - subprime	-
Other loans	-
Finance leases commercial	-
$15,570

5.     Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended March 31,
	2011	2010
Net earnings available to common shareholders	$442	$1,136
Weighted average number of common shares outstanding used in computation of basic earnings per common share	9,720	9,695
Effect of dilutive securities:
Stock options	14	19
Restricted Stock	2	-
Warrants	-	6
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	9,736	9,720

Options to acquire 19,233 and 23,786 shares of common stock were not included in computing diluted earnings per share for the quarter ended March 31, 2011 and 2010, respectively, because the effect of these shares was anti-dilutive.  As a result of the completion of a qualified equity offering in December 2009, warrants issued to the U. S. Department of the Treasury (the “Treasury”) to purchase 208,768 shares of our common stock were reduced to 104,384 shares.  The remaining 104,384 shares subject to the warrants were anti-dilutive and not included in the computation of diluted earnings per share for the quarter ended March 31, 2011.

6.     Declaration of Dividends

A first quarter dividend of $0.07 per share for holders of common stock of record on March 17, 2011 was declared on January 25, 2011 and was paid on April 1, 2011.  On April 26, 2011, the Company declared a second quarter dividend of $0.07 per share for holders of common stock of record on June 16, 2011, to be paid on July 1, 2011.

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

Time Deposits Held in Banks—Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on time deposits of similar terms of maturity.

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

For non-performing loans, collateral valuations currently in file are reviewed for acceptability in terms of timeliness and applicability.  Although each determination is made based on the facts and circumstances of each credit, generally valuations are no longer considered acceptable when there has been physical deterioration of the property from when it was last appraised, or there has been a significant change in the underlying assumptions of the appraisal.  If the valuation is deemed to be unacceptable, a new appraisal is ordered.  New appraisals are typically received within 4-6 weeks.  While awaiting new appraisals, the valuation in the file is utilized, net of discounts.  Discounts are derived from available relevant market data, selling costs, taxes, and insurance.  Any perceived collateral deficiency utilizing the discounted value is specifically reserved (as required by ASC Topic 310) until the new appraisal is received or charged off.  Thus, provisions or charge-offs are recognized in the period the credit is identified as non-performing.

The following sources are utilized to set appropriate discounts: market real estate agents, current local sales data, bank history for devaluation of similar property, Sheriff’s valuations and buy/sell contracts.  If a real estate agent is used to market and sell the property, values are discounted 10% for selling costs.  Additional discounts may be applied if research from the above sources indicates a discount is appropriate given devaluation of similar property from the time of the initial valuation.

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

Cash Surrender Value of Life Insurance Policies—Fair value for life insurance policies is based on cash surrender values indicated by the insurance companies.

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

Securities Sold Under Agreements to Repurchase—The fair value approximates the carrying value of securities sold under agreements to repurchase due to their short-term nature.

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

Assets Recorded at Fair Value

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at March 31, 2011 using:
Description	at March 31, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$112,382	$-	$112,382	$-
Obligations of state and political subdivisions	104,099	-	104,099	-
GSE mortgage-backed securities	24,730	-	24,730	-
Collateralized mortgage obligations	48,609	-	48,609	-
	$289,820	$-	$289,820	$-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate owned are also level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at March 31, 2011 using:
Description	at March 31, 2011	Level 1	Level 2	Level 3
Impaired loans	$11,390	$-	$11,390	$-
Other real estate owned	1,528	-	1,528	-

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

The estimated fair values of the Company’s financial instruments are as follows at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$101,443	$101,443	$91,907	$91,907
Time deposits held in banks	-	-	5,164	5,206
Securities available-for-sale	289,820	289,820	263,809	263,809
Securities held-to-maturity	819	837	1,588	1,608
Other investments	5,059	5,059	5,062	5,062
Loans, net	567,502	574,553	571,999	580,033
Cash surrender value of life insurance policies	4,739	4,739	4,698	4,698
Financial liabilities:
Non-interest bearing deposits	208,758	208,758	199,460	199,460
Interest bearing deposits	614,770	615,540	601,312	602,188
Securities sold under agreements to repurchase	45,725	45,725	43,826	43,826
Junior subordinated debentures	15,465	15,949	15,465	16,031

8.  Subsequent Events

The Company has evaluated all subsequent events and transactions that occurred after March 31, 2011 up through the date of filing this Quarterly Report on Form 10-Q.  No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

On April 4, 2011, the Company announced that its subsidiary, MidSouth Bank, N.A., entered into an agreement with Jefferson Bank, Dallas, Texas, (“Jefferson Bank”) and First Bank & Trust Company, Lubbock, Texas, (“First Bank”) to acquire five Jefferson Bank branches located in the Dallas-Fort Worth, Texas area.  As part of the branch acquisition, MidSouth expects to acquire approximately $70 million in loans and to assume over $150 million in deposits.

The branches will be acquired from First Bank following its proposed acquisition of Jefferson Bank through an announced “363” sale in connection with the bankruptcy filing by the parent holding company of Jefferson Bank.  As a result, the acquisition of the branches by MidSouth will be subject to approval by the bankruptcy court.  The branch acquisition is subject to a number of other conditions, including regulatory approvals and other customary closing conditions.  If approved, MidSouth anticipates that the acquisition will be completed before July 31, 2011.

A Notice of Charge of Discrimination was filed against the Company on April 18, 2011 with the U.S. Equal Employment Opportunity Commission by Karen L. Hail, a Director and former officer of the Company.  Ms. Hail’s claim alleges gender discrimination and retaliation.  The Company and its insurer believe the claim is without merit and will vigorously defend against the claim.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company") is a bank holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly-owned subsidiary bank MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in south Louisiana and southeast Texas with 34 locations and more than 48 ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying or incorporated by reference in this report.  We encourage you to read this discussion in conjunction with our consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “could,” “would,” “should,” “potential,” “forecast” and similar expressions are typically used to identify forward-looking statements.  These statements include, among others, statements regarding future results, approval of our SBLF application, improvements in classified and criticized assets, changes in the local and national economy, the work-out of nonaccrual loans, the completion of the Jefferson Bank branch acquisition and other potential acquisitions.  Actual results may differ materially from the results anticipated in these forward-looking statements.  Factors that might cause such a difference include, among other matters, changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels; changes in local economic and business conditions, including, without limitation, changes related to the oil and gas industries, that could adversely affect customers and their ability to repay borrowings under agreed upon terms, adversely affect the value of the underlying collateral related to their borrowings, and reduce demand for loans; the timing and ability to reach any agreement to restructure nonaccrual loans;  increased competition for deposits and loans which could affect compositions, rates and terms; failure to obtain approval of the SBLF application; failure to receive the necessary approvals for or otherwise satisfy the closing conditions for the Jefferson Bank acquisition; the timing and impact of future acquisitions, the success or failure of integrating operations, and the ability to capitalize on growth opportunities upon entering new markets; loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels; legislative and regulatory changes, including the impact of regulations under the Dodd-Frank Wall Street Reform and Consumer Protections Act of 2010 (the “Dodd-Frank Act”) and other changes in banking, securities and tax laws and regulations and their application by our regulators, changes in the scope and cost of FDIC insurance and other coverages, and changes in the U.S. Treasury’s Capital Purchase Program (the “CPP”); and other factors discussed under the heading “Risk Factors” in MidSouth’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011 and in its other filings with the SEC.

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

Recent Developments

In March 2011, we applied for approximately $32.0 million in funds under the Small Business Lending Fund (“SBLF”) authorized by Congress under the Small Business Jobs Act of 2010.  Pending the approval of our SBLF application, we will have an increased amount of capital to better serve our small business customers’ credit needs as they take advantage of opportunities from increased business activity in our markets.  Funds from the SBLF will also be used to refinance our Series A Preferred Stock issued to the Treasury under the CPP and potentially provide a significantly lower cost of capital.  The dividend rate on the shares of preferred stock issued in connection with the SBLF will be dependent on our volume of qualified small business loans.  No assurances can be provided that our application under the SBLF will be approved.

On April 4, 2011, we entered into an agreement with Jefferson Bank and First Bank to acquire five Jefferson Bank branches located in the Dallas-Fort Worth, Texas area.  As a part of the branch acquisition, we expect to acquire approximately $70 million in loans and to assume over $150 million in deposits.  The transaction is subject to regulatory approval, approval of the bankruptcy court in connection with the bankruptcy filing by the holding company for Jefferson Bank, and other customary closing conditions.  If approved, the acquisition is expected to be completed by July 31, 2011.

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $442,000 for the first quarter of 2011, a decrease of 61.1% compared to net earnings available to common shareholders of $1.1 million reported for the first quarter of 2010.  Diluted earnings for the first quarter of 2011 were $0.05 per common share, a decrease of 58.3% from $0.12 per common share reported for the first quarter of 2010.

Net earnings available to common shareholders decreased due to a $611,000 decrease in non-interest income and a $450,000 increase in the provision for loan losses.  Non-interest income decreased primarily due to a $711,000 decrease in service charges on deposit accounts as a result of fewer insufficient funds transactions processed.  The decrease in service charges on deposit accounts was partially offset by a $92,000 increase in ATM/debit card income.  Provisions totaling $1.6 million were expensed in the first quarter 2011 primarily due to charge-offs for the first quarter of 2011, net of specific reserves, and an increase in the historical loss rates affecting the general reserve.

Net interest income increased $41,000 in prior year quarterly comparison due to a $592,000 decrease in interest expense on interest bearing liabilities that offset a $551,000 decrease in interest income from earning assets.  Non-interest expense decreased $7,000 in quarterly comparison as decreases primarily consisting of $195,000 in occupancy expenses, $87,000 in salary and benefit costs and $79,000 in data processing expenses were offset by increases of $191,000 in expenses on other real estate owned and $132,000 in legal and professional fees.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest bearing liabilities.  Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.51% and 4.74% for the three months ended March 31, 2011 and 2010, respectively.   Tables 1 and 2 below analyze the changes in net interest income in the three months ended March 31, 2011 and 2010.

Fully taxable-equivalent (“FTE”) net interest income totaled $10.3 million for the quarters ended March 31, 2011 and 2010, respectively.  The FTE net interest income remained flat in prior year comparison as a $592,000 reduction in interest expense offset a $591,000 decrease in interest income on earning assets for the period.  Interest expense decreased due to a 38 basis point reduction in the average rate paid on interest bearing liabilities, from 1.26% at March 31, 2010 to 0.88% at March 31, 2011.  Interest income on loans declined $323,000 due to a $6.5 million decrease in the average volume and a 15 basis point decrease in the average yield on loans in quarterly comparison.  Interest income on investments decreased $269,000 due to a 39 basis point decline in the average yield on investments and a $1.7 million decrease in the average volume.  Earning asset yields were further impacted by an increase in cash held overnight earning interest at a rate of 25 basis points or less.

During March and April of 2011, we reduced excess liquidity through the purchase of approximately $84.8 million of US Agency mortgage-backed securities. The purchases were comprised of approximately $58.7 million in 15 year fixed rate mortgage pass-through securities, and approximately $26.1 million in floating rate collateralized mortgage obligations, which are tied to 1-month LIBOR. We expect the net annualized incremental increase to earnings in a flat rate environment to be approximately $1.4 million before taxes or an incremental yield improvement of approximately 2.12% on the incremental net purchases.

The average volume of interest bearing deposits increased $7.3 million, from $595.6 million at March 31, 2010 to $602.9 million at March 31, 2011.  A $20.3 million increase in the volume of NOW, money market and savings deposits, primarily in consumer and commercial Platinum money market accounts, offset a $13.0 million decrease in the average volume of time deposits.  We offer competitive market rates of interest on our Platinum money market accounts, and in the current rate environment those rates are comparable to rates earned on time deposits.  The average volume of retail repurchase agreements, included in securities sold under agreements to repurchase, increased $2.2 million in quarterly comparison, despite a 34 basis point reduction in rates.

The average rate paid on the Company’s junior subordinated debentures increased 3 basis points from first quarter of 2010 to first quarter of 2011 due to the rate change on the $8.2 million of variable rate debentures.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at March 31, 2011 was 2.81%.  The debentures mature on September 20, 2034 but may be repaid sooner, under certain circumstances.  The Company also has outstanding $7.2 million of junior subordinated debentures due 2031 that carry a fixed interest rate of 10.20%.  Pursuant to the Dodd-Frank Act, the regulatory capital treatment of the debentures may change.  However, we currently believe that we qualify for certain exceptions that would allow the debentures to continue to be included in our Tier 1 capital calculations.  Nevertheless, the Company continues to evaluate what impact, if any, the Dodd-Frank Act will have and what steps the Company may take with respect to outstanding debentures, including the potential early redemption of the same.

As a result of these changes in volume and yield on earning assets and interest bearing liabilities, the FTE net interest margin decreased 23 basis points, from 4.74% for the first quarter of 2010 to 4.51% for the first quarter of 2011.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended March 31,
	2011			2010
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$160,067	$867	2.17%	$152,215	$1,000	2.63%
Tax exempt2	102,145	1,311	5.13%	111,746	1,447	5.18%
Total investment securities	262,212	2,178	3.32%	263,961	2,447	3.71%
Federal funds sold	5,267	3	0.23%	261	-	-
Time and interest bearing deposits in other banks	82,573	75	0.36%	34,639	80	0.94%
Other investments	5,060	38	3.00%	4,900	35	2.86%
Loans
Commercial and real estate	490,655	7,797	6.44%	476,364	7,788	6.63%
Installment	82,325	1,679	8.27%	103,100	2,011	7.91%
Total loans3	572,980	9,476	6.71%	579,464	9,799	6.86%
Total earning assets	928,092	11,770	5.14%	883,225	12,361	5.68%
Allowance for loan losses	(8,217)			(7,832)
Nonearning assets	90,149			93,899
Total assets	$1,010,024			$969,292

Liabilities and shareholders’ equity
NOW, money market, and savings	$488,025	$638	0.53%	$467,720	$1,007	0.87%
Time deposits	114,929	370	1.31%	127,893	560	1.78%
Total interest bearing deposits	602,954	1,008	0.68%	595,613	1,567	1.07%
Securities sold under repurchase agreements	46,211	197	1.71%	44,001	226	2.05%
Federal funds purchased	-	-	-	987	2	0.81%
Other borrowings	-	-	-	2,766	3	0.44%
Junior subordinated debentures	15,465	242	6.26%	15,465	241	6.23%
Total interest bearing liabilities	664,630	1,447	0.88%	658,832	2,039	1.26%

Demand deposits	202,079			169,999
Other liabilities	6,189			5,873
Shareholders’ equity	137,126			134,588
Total liabilities and shareholders’ equity	$1,010,024			$969,292

Net interest income and net interest spread		$10,323	4.26%		$10,322	4.42%
Net yield on interest earning assets			4.51%			4.74%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2 Interest income of $382,000 for 2011 and $422,000 for 2010 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
3 Interest income includes loan fees of $713,000 for 2011 and $722,000 for 2010.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended March 31, 2011 compared to March 31, 2010
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent income earned on:
Investment securities
Taxable	$(133)	$50	$(183)
Tax exempt	(136)	(123)	(13)
Federal funds sold	3	3	-
Time and interest bearing deposits in other banks	(5)	65	(70)
Other investments	3	1	2
Loans, including fees	(323)	(109)	(214)
Total	(591)	(113)	(478)

Interest paid on:
Interest bearing deposits	(559)	19	(578)
Securities sold under repurchase agreements	(29)	11	(40)
Federal funds purchased	(2)	(2)	-
Other borrowings	(3)	(3)	-
Junior subordinated debentures	1	-	1
Total	(592)	25	(617)

Taxable-equivalent net interest income	$1	$(138)	$139

Note: In Table 2, changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income for the first quarter of 2011 totaled $3.0 million, a decrease of $611,000 from the $3.6 million earned in the first quarter of 2010.  In prior-year quarterly comparison, non-interest income decreased primarily due to a $711,000 decrease in service charges on deposit accounts, including insufficient funds fees (“NSF” fees), which was partially offset by a $92,000 increase in ATM/debit card income.

The decrease in service charges on deposit accounts in the first quarter of 2011 was primarily due to a reduction of NSF fee income as a result of fewer NSF items processed.  The volume of NSF items processed decreased as a result of regulatory changes implemented in the second half of 2010 as required by Regulation E, which governs the treatment of electronic funds transfers and the Bank’s ability to collect fees for overdrafts involving ATM and point of sale debit transactions.  The amendments to Regulation E required that we give our customers the option to continue to receive approval on and payment of point-of-sale transactions only if they have chosen overdraft protection.  Although 82% of our customers affected opted to continue to access overdraft protection approval, 18% opted out of the overdraft protection program.  Additionally, in the first quarter of 2011, we proactively responded to regulatory guidance for overdraft protection programs issued by the FDIC by creating an ombudsman program.  The program provides financial counseling to our customers in how to properly maintain and monitor their accounts in order to avoid excessive overdraft fees.  These measures have resulted in a lower volume of NSF transactions and decreased NSF fee income.  Additional regulatory changes regarding electronic transactions could further reduce overdraft fees earned in future periods.

Non-interest Expense

Non-interest expense was relatively constant at $10.7 million at March 31, 2010 and 2011, with a minimal decrease of $7,000, or 0.06%.  Non-interest expense decreases primarily consisting of $195,000 in occupancy expenses, $87,000 in salary and benefit costs, and $79,000 in data processing expenses were partially offset by increases of $191,000 in expense on other real estate owned and $132,000 in legal and professional fees.   Salaries and benefits costs decreased

primarily due to the decline of full-time equivalent employees from 397 at March 31, 2010 to 371 at March 31, 2011, as a result of attrition.  The reduction in occupancy expenses resulted primarily from decreases in depreciation expense and maintenance costs.  Data processing expenses decreased primarily due to lower data communication line costs.

Expenses on other real estate owned increased $191,000 in year-over-year comparison primarily due to four additional properties added in the first quarter of 2011.  The increase included general expenses incurred on repossessed properties and $84,000 in losses on valuation of these properties, including estimated selling costs.  The $132,000 increase in legal and professional fees resulted primarily from fees related to potential merger and acquisition transactions.

Analysis of Statement of Condition

Total assets at March 31, 2011 were $1.03 billion compared to $1.00 billion at December 31, 2010.  Total assets increased $24.5 million during the first quarter of 2011 due to deposit growth.  Deposits totaled $823.5 million as of March 31, 2011 compared to $800.8 million at December 31, 2010.  The growth in deposits over the three months ended March 31, 2011 reflected a strong mix of non-interest bearing commercial deposits and both non-interest and interest bearing consumer deposits.  Non-interest bearing deposits were 25.4% of total deposits at March 31, 2011 compared to 22.8% at March 31, 2010.  Total loans were $574.3 million at March 31, 2011, a decrease of $6.5 million compared to $580.8 million at December 31, 2010.  The decrease resulted primarily from $3.7 million in loans charged-off in the first quarter of 2011.  Of the $3.7 million in charge-offs, $2.8 million were specific reserves charged-off on problem loans identified early on in the economic downturn.

Securities available-for-sale totaled $289.8 million at March 31, 2011, up $26.0 million from $263.8 million at December 31, 2010.  For the three months ended March 31, 2011, purchases of $40.2 million in the available-for-sale portfolio exceeded calls, maturities and  paydowns on mortgage-backed securities.  Securities held-to-maturity decreased $769,000, from $1.6 million at December 31, 2010 to $819,000 at March 31, 2011 due to calls and maturities within the portfolio.

The composition of the Company’s loan portfolio is reflected in Table 3 below.

Table 3 Composition of Loans (in thousands)
	March 31, 2011	December 31, 2010
Commercial, financial, and agricultural	$175,148	$177,598
Lease financing receivable	4,565	4,748
Real estate – commercial	217,906	208,764
Real estate – residential	69,800	72,460
Real estate – construction	47,481	54,164
Installment loans to individuals	58,799	62,272
Other	555	806
Total loans	$574,254	$580,812

A $9.1 million increase in the commercial real estate portfolio was offset by decreases of $6.7 million in real estate construction loans, $3.5 million in installment loans to individuals, $2.7 million in residential real estate, and $2.5 million in commercial financial and agricultural loans.  Within the $217.9 million commercial real estate portfolio, $195.6 million is secured by commercial property, $15.3 million is secured by multi-family property, and $7.0 million is secured by farmland.  Of the $195.6 million secured by commercial property, $141.5 million, or 72.3%, is owner-occupied.  Of the $69.8 million residential real estate loans, 82.78% represented loans secured by first liens. Within the $47.5 million real estate construction portfolio, 88.4% represented commercial construction and land development and 11.6% represented residential construction and consumer property.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALL (Allowance for Loan Loss) at March 31, 2011.

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

For the period ended March 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $67.1 million in projected cash flows from securities repayments for the remainder of 2011 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of March 31, 2011, we had no borrowings with the FRB-Atlanta or the FHLB-Dallas.  The Company has $21.9 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $152.1 million if necessary to meet liquidity needs.  Additionally, $14.0 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $203.5 million at March 31, 2011.  Additional unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

As described under Recent Developments, on April 4, 2011, the Company entered into an agreement with Jefferson Bank and First Bank to acquire five Jefferson Bank branches located in the Dallas-Fort Worth, Texas area.  As a part of the branch acquisition, the Bank expects to acquire approximately $70 million in loans and to assume over $150 million in deposits.  Upon completing the transaction, we estimate approximately $70.0 million in excess liquidity at the Bank.  It is the Bank’s intention to invest the majority of the excess cash in investment securities.

Company Liquidity

In March 2011, we applied for approximately $32.0 million in funds under the Small Business Lending Fund (“SBLF”) authorized by Congress under the Small Business Jobs Act of 2010.  Pending the approval of our SBLF application, we will have an increased amount of capital to better serve our small business customers’ credit needs as they take advantage of opportunities from increased business activity in our markets.  Funds from the SBLF will also be used to refinance our Series A Preferred Stock issued in the CPP transaction and potentially provide a significantly lower cost of capital.  The dividend rate on the shares of preferred stock issued in connection with the SBLF will be dependent on our volume of qualified small business loans.  No assurances can be provided that our application under the SBLF will be approved.

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series A Preferred Stock issued in the CPP transaction, and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001, the terms of which are described in the notes to the consolidated financial statements.  Although no dividends have been paid to the Company in the current year, as of March 31, 2011, the Bank had the ability to pay dividends to the Company of approximately $11.1 million without prior approval from its primary regulator.  The Company received no dividends from the Bank during the first three months of 2011.  At March 31, 2011, the parent company had approximately $30.5 million in cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.  At the annual shareholders’ meeting held on May 26, 2010, shareholders approved an increase in the number of authorized shares of our common stock from 10,000,000 shares to 30,000,000 shares.  The additional shares of common stock provide additional flexibility to use our common stock for future business and financial purposes.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At March 31, 2011, the Company and the Bank were in compliance with statutory minimum capital requirements and was classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of March 31, 2011, the Company’s leverage ratio was 13.88%, Tier 1 capital to risk-weighted assets was 21.10% and total capital to risk-weighted assets was 22.16%.  The Bank had a leverage capital ratio of 10.79% at March 31, 2011.

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

At March 31, 2011, loans to one aggregate industry segment, the oil and gas industry, exceeded 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $96.9 million, or 16.9% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At March 31, 2011, loans secured by commercial real estate totaled approximately $260.0 million, including commercial construction and multifamily loans.  Of the $260.0 million, $195.6 million represent commercial real estate loans, 72.3% of which are secured by owner-occupied commercial properties.  Of the loans secured by commercial real estate, $11.5 million or 4.4% were on nonaccrual status at March 31, 2011 and consisted primarily of three credits totaling $9.2 million.  Additional information regarding credit quality by loan classification is provided in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 4 summarizes the Company's nonperforming assets for the quarters ended March 31, 2011 and 2010, and for the year ended December 31, 2010.

Table 4 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	March 31, 2011	December 31, 2010	March 31, 2010
Nonaccrual loans	$15,570	$19,603	$20,362
Loans past due 90 days and over and still accruing	304	66	508
Total nonperforming loans	15,874	19,669	20,870
Other real estate owned	1,528	1,206	927
Other foreclosed assets	26	36	81
Total nonperforming assets	$17,428	$20,911	$21,878

Troubled debt restructurings	$1,337	$653	$-

Nonperforming assets to total assets	1.70%	2.09%	2.25%
Nonperforming assets to total loans + OREO + other foreclosed assets	3.03%	3.59%	3.79%
ALL to nonperforming loans	42.53%	44.81%	37.93%
ALL to total loans	1.18%	1.52%	1.37%

YTD charge-offs	$3,747	$4,456	$1,281
YTD recoveries	86	(254)	(53)
YTD net charge-offs	$3,661	$4,202	$1,228
Annualized net charge-offs to total loans	2.59%	0.72%	0.85%

Nonaccrual loans totaled $15.6 million as of March 31, 2011, compared to $20.4 million as of March 31, 2010 and $19.6 million as of December 31, 2010.  The decrease in nonaccruals year-over-year and in linked-quarter comparison resulted primarily from $2.8 million in charge-offs of specific reserves related to two commercial real estate loans and the sale of a $1.6 million commercial real estate note in the first quarter of 2011.  The two commercial real estate loans will be transferred to other real estate owned during the second or third quarter of 2011.

Loans past due 90 days or more and still accruing totaled $304,000 at March 31, 2011, a decrease of $204,000 from March 31, 2010 and an increase of $238,000 from December 31, 2010.  Total nonperforming assets to total assets were 1.70% at March 31, 2011, compared to 2.25% at March 31, 2010 and 2.09% at December 31, 2010.  Loans classified as troubled debt restructurings totaled $1.3 million at March 31, 2011.  One $711,000 loan was identified during the first quarter of 2011 as the borrower was granted a concession in payment terms to interest only for one year.  The remaining $626,000 in troubled debt restructurings consists of three loans, one of which totals $418,000 and is expected to return to performing status by the end of the second quarter of 2011.  Classified loans decreased $2.3 million, or 6.1% during the first quarter of 2011, from $38.0 million at December 31, 2010 to $35.7 million at March 31, 2011.  Additional information regarding impaired loans is included in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Allowance coverage for nonperforming loans was 42.53% at March 31, 2011, compared to 37.93% at March 31, 2010 and 44.81% at December 31, 2010.  Annualized net charge-offs were 2.59% of total loans for the first quarter of 2011 compared to 0.85% for the first quarter of 2010 and 0.72% for the year ended December 31, 2010.  The ALL/total loans ratio was 1.18% for the quarter ended March 31, 2011, compared to 1.37% at March 31, 2010 and 1.52% at December 31, 2010.  The annualized net charge-offs/total loans ratio of 2.59% and the ALLL/total loans ratio of 1.18% at March 31,

2011 were both impacted by the $2.8 million in specific reserves charged-off during the first quarter of 2011.  Excluding charge-offs of specific reserves, net charge-offs for the first quarter of 2011 were $831,000 or 0.58% of total loans at March 31, 2011.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The allowance is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the allowance, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $6.8 million in the allowance as of March 31, 2011 is sufficient to cover probable losses in the loan portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes from the information regarding market risk disclosed under the heading “Funding Sources - Interest Rate Sensitivity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

During the first quarter of 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings.

A Notice of Charge of Discrimination was filed against the Company on April 18, 2011 with the U.S. Equal Employment Opportunity Commission by Karen L. Hail, a Director and former officer of the Company.  Ms. Hail’s claim alleges gender discrimination and retaliation.  The Company and its insurer believe the claim is without merit and will vigorously defend against the claim.  Ms. Hail was employed by the Bank through March 31, 2011 and currently serves as a Director of the Company.  Ms. Hail was not nominated by the Company’s Corporate Governance and Nominating Committee for reelection to the Board of Directors in connection with the Annual Meeting.  Two shareholders nominated Ms. Hail for reelection.  As a result, Ms. Hail will stand for reelection; however, the Company is not soliciting proxies for the reelection of Ms. Hail.

The Bank has been named as a defendant in various other legal actions arising from normal business activities in which damages of various amounts are claimed.  While the amount, if any, of ultimate liability with respect to such matters cannot be currently determined, management believes, after consulting with legal counsel, that any such liability will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any equity securities during the quarter ended March 31, 2011.

The Company is currently prohibited from repurchasing its common shares due to its participation in the CPP.

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

Date: May 9, 2011
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO
(Principal Executive Officer)
/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)
/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)