Form 10-Q
period 2011-06-30
MIDSOUTH BANCORP INC
filed 2011-08-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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
YES   ☐   NO   ☒

As of August 9, 2011, there were 9,730,266 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.
MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition (dollars in thousands, except share data)

	June 30, 2011 (unaudited)	December 31, 2010* (audited)
Assets
Cash and due from banks, including required reserves of $3,914 and $3,487, respectively	$21,006	$20,758
Interest-bearing deposits in banks	51,281	69,452
Federal funds sold	1,952	1,697
Time deposits held in banks	-	5,164
Securities available-for-sale, at fair value (cost of $312,732 at June 30, 2011 and $257,472 at December 31, 2010)	322,272	263,809
Securities held-to-maturity (fair value of $344 at June 30, 2011 and $1,608 at December 31, 2010)	340	1,588
Other investments	5,060	5,062
Loans	587,412	580,812
Allowance for loan losses	(7,313)	(8,813)
Loans, net	580,099	571,999
Bank premises and equipment, net	37,178	36,592
Accrued interest receivable	4,541	4,628
Goodwill	9,271	9,271
Intangibles	74	115
Cash surrender value of life insurance	4,772	4,698
Other real estate	5,677	1,206
Other assets	5,582	6,300
Total assets	$1,049,105	$1,002,339

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$217,706	$199,460
Interest bearing	608,190	601,312
Total deposits	825,896	800,772
Securities sold under agreements to repurchase	45,963	43,826
Junior subordinated debentures	15,465	15,465
Unsettled securities purchased	15,159	-
Other liabilities	7,492	5,623
Total liabilities	909,975	865,686
Commitments and contingencies	-	-
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, 20,000 shares issued and outstanding at June 30, 2011 and at December 31, 2010	19,507	19,408
Common stock, $0.10 par value; 30,000,000 shares authorized, 9,880,743 issued and 9,730,266 outstanding at June 30, 2011 and December 31, 2010	988	988
Additional paid-in capital	89,966	89,893
Unearned ESOP shares	(47)	(104)
Accumulated other comprehensive income	6,297	4,182
Treasury stock – 150,477 shares at June 30, 2011 and December 31, 2010, at cost	(3,286)	(3,286)
Retained earnings	25,705	25,572
Total shareholders’ equity	139,130	136,653
Total liabilities and shareholders’ equity	$1,049,105	$1,002,339

See notes to unaudited consolidated financial statements.
* Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$9,736	$9,929	$19,212	$19,728
Securities and other investments:
Taxable	1,264	891	2,131	1,891
Nontaxable	852	998	1,782	2,023
Federal funds sold	2	1	5	1
Time and interest bearing deposits in other banks	46	76	121	156
Other investments	35	34	72	69
Total interest income	11,935	11,929	23,323	23,868

Interest expense:
Deposits	964	1,424	1,972	2,991
Securities sold under agreements to repurchase	198	238	395	464
Federal funds purchased	-	-	-	2
Other borrowed money	-	-	-	3
Junior subordinated debentures	242	243	484	484
Total interest expense	1,404	1,905	2,851	3,944

Net interest income	10,531	10,024	20,472	19,924
Provision for loan losses	900	1,500	2,500	2,650
Net interest income after provision for loan losses	9,631	8,524	17,972	17,274

Non-interest income:
Service charges on deposits	1,548	2,610	3,285	5,058
Gain on securities, net	58	-	99	-
ATM and debit card income	955	844	1,833	1,630
Other charges and fees	652	570	1,027	977
Total non-interest income	3,213	4,024	6,244	7,665

Non-interest expenses:
Salaries and employee benefits	5,039	4,938	10,202	10,188
Occupancy expense	2,191	2,284	4,244	4,532
FDIC insurance	212	337	523	652
Other	3,791	3,610	6,991	6,531
Total non-interest expenses	11,233	11,169	21,960	21,903

Income before income taxes	1,611	1,379	2,256	3,036
Income tax expense	(258)	(129)	(161)	(351)

Net earnings	1,353	1,250	2,095	2,685
Dividends on preferred stock and accretion of warrants	299	299	599	598
Net earnings available to common shareholders	$1,054	$951	$1,496	$2,087

Earnings per share:
Basic	$0.10	$0.10	$0.15	$0.22
Diluted	$0.10	$0.10	$0.15	$0.22

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2011 (in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Shares	Income	Stock	Earnings	Total
Balance- December 31, 2010	20,000	$19,408	9,880,743	$988	$89,893	$(104)	$4,182	$(3,286)	$25,572	$136,653
Net earnings	-	-	-	-	-	-	-	-	2,095	2,095
Unrealized holding gains on securities available-for-sale arising during the period, net of income tax expense of $1,123	-	-	-	-	-	-	2,180	-	-	2,180
Reclassification adjustment for gain on securities available-for-sale, net of income tax expense of $34	-	-	-	-	-	-	(65)	-	-	(65)
Comprehensive income	-	-	-	-	-	-	-	-	-	4,210
Dividends on preferred stock and accretion of common stock warrants	-	99	-	-	-	-	-	-	(599)	(500)
Dividends on common stock, $0.14 per share	-	-	-	-	-	-	-	-	(1,363)	(1,363)
ESOP compensation expense	-	-	-	-	25	57	-	-	-	82
Stock option and restricted stock compensation expense	-	-	-	-	48	-	-	-	-	48
Balance- June 30, 2011	20,000	$19,507	9,880,743	$988	$89,966	$(47)	$6,297	$(3,286)	$25,705	$139,130

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$2,095	$2,685
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,543	1,785
Provision for loan losses	2,500	2,650
Provision for deferred tax expense	(77)	(466)
Amortization of premiums on securities, net	511	584
Amortization of other investments	7	7
Stock compensation expense	48	3
Net gain on sale of investment securities	(99)	-
Net loss on sale of other real estate	66	141
Net loss on sale of premises and equipment	-	64
Change in accrued interest receivable	87	298
Change in accrued interest payable	(56)	(124)
Other, net	1,773	1,439
Net cash provided by operating activities	8,398	9,066

Cash flows from investing activities:
Net decrease in time deposits in other banks	5,164	16,062
Proceeds from maturities and calls of securities available-for-sale	40,654	20,752
Proceeds from maturities and calls of securities held-to-maturity	900	1,456
Proceeds from sale of securities available-for-sale	3,895	-
Purchases of securities available-for-sale	(84,713)	(26,107)
Purchases of other investments	(5)	(172)
Net change in loans	(15,885)	(3,474)
Purchases of premises and equipment	(2,094)	(274)
Proceeds from sale of premises and equipment	6	-
Proceeds from sale of other real estate	614	409
Purchase of other real estate	-	(450)
Net cash provided by (used in) investing activities	(51,464)	8,202

Cash flows from financing activities:
Change in deposits	25,124	(3,378)
Change in securities sold under agreements to repurchase	2,137	(2,391)
Change in federal funds purchased	-	(1,700)
Issuance of common stock and treasury stock, net of offering expenses	-	4,769
Payment of dividends on preferred stock	(500)	(499)
Payment of dividends on common stock	(1,363)	(1,146)
Proceeds from exercise of stock options	-	17
Net cash provided by (used in) financing activities	25,398	(4,328)

Net (decrease) increase in cash and cash equivalents	(17,668)	12,940

Cash and cash equivalents, beginning of period	91,907	23,351

Cash and cash equivalents, end of period	$74,239	$36,291

Supplemental information- Noncash items
Accretion of warrants	$99	$99
Transfer of loans to other real estate	5,342	(336)
Net change in loan to ESOP	57	55

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
June 30, 2011
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of June 30, 2011 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

Recently Adopted Accounting Pronouncements — In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU No. 2010-28”). ASU No. 2010-28 requires entities with reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In doing so, entities should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public companies this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  ASU No. 2010-28 was not applicable to the Company for the second quarter of 2011 as negative goodwill did not exist at June 30, 2011.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU No. 2010-29”). ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and was not applicable to the Company for the quarter ended June 30, 2011, as no business combinations have occurred.

Recently Issued Accounting Pronouncements — In April 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”).  The ASU responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs.  The main provision of this Update will require a creditor to separately conclude whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties, in order to determine if a restructuring constitutes a TDR.  Guidance is also provided to assist the creditor in evaluating these two criteria.  Furthermore, the amendments clarify that a creditor is precluded from using the effective interest rate test, as described in the debtors guidance on restructuring payables, when evaluating whether a restructuring constitutes a TDR.  ASU 2011-02 is effective for a public entity for interim and annual periods beginning on or after June 15, 2011.  Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing TDRs.  However, an entity should apply prospectively changes in the method used to calculate impairment on receivables.  At the same time it adopts ASU 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The Company will adopt ASU No. 2011-02 for the interim period beginning July 1, 2011.  Adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.  ASU No. 2011-03 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. The Update also reflects the FASB’s consideration of the different characteristics of public and non-public entities and the needs of users of their financial statements. Non-public entities will be exempt from a number of the new disclosure requirements.  The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The amendments in this Update allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2011.  The reclassifications had no impact on shareholders’ equity or net income.

2.  Investment Securities
The portfolio of securities consisted of the following (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$91,238	$1,091	$-	$92,329
Obligations of state and political subdivisions	94,691	4,963	8	99,646
GSE mortgage-backed securities	77,030	2,674	-	79,704
Collateralized mortgage obligations	49,773	842	22	50,593
	$312,732	$9,570	$30	$322,272

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$116,560	$1,138	$-	$117,698
Obligations of state and political subdivisions	105,376	3,593	117	108,852
GSE mortgage-backed securities	10,642	830	-	11,472
Collateralized mortgage obligations	24,894	936	43	25,787
	$257,472	$6,497	$160	$263,809

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$340	$4	$-	$344

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$1,588	$20	$-	$1,608

With the exception of three private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $166,000 at June 30, 2011, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at June 30, 2011 by contractual maturity are shown in the following table (in thousands) with the exception of mortgage-backed securities and collateralized mortgage obligations.   Expected maturities may differ from contractual maturities for mortgage-backed securities and collateralized mortgage obligations because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$34,134	$34,333
Due after one year through five years	108,481	111,892
Due after five years through ten years	36,681	38,899
Due after ten years	6,633	6,851
Mortgage-backed securities and collateralized mortgage obligations	126,803	130,297
	$312,732	$322,272

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$140	$143
Due after one year through five years	200	201
	$340	$344

Details concerning investment securities with unrealized losses are as follows (in thousands):

	June 30, 2011
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Obligations of state and political subdivisions	$697	$8	$-	$-	$697	$8
Collateralized mortgage obligations	5,010	17	166	5	5,176	22
	$5,707	$25	$166	$5	$5,873	$30

	December 31, 2010
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Obligations of state and political subdivisions	$6,919	$117	$-	$-	$6,919	$117
Collateralized mortgage obligations	4,689	36	227	7	4,916	43
	$11,608	$153	$227	$7	$11,835	$160

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

The unrealized losses on debt securities at June 30, 2011 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Of the 159 securities issued by state and political subdivisions, one contained unrealized losses at June 30, 2011.  Three of the 22 collateralized mortgage obligations also contained unrealized losses.  Management identified no impairment related to credit quality.  At June 30, 2011, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended June 30, 2011.

During the six months ended June 30, 2011, the Company sold five securities classified as available for sale and one security classified as held to maturity.  Of the available for sale securities, four securities were sold with gains totaling $94,000 and one security was sold at a loss of $4,000 for a net gain of $90,000.  The securities were sold as a result of an external review performed on the municipal securities portfolio.  The decision to sell the one held to maturity security, which was sold at a gain of $9,000, was based on the inability to obtain current financial information on the municipality.  The sale was consistent with action taken on other securities with a similar deficiency, as identified in the external review.  The Company did not sell any investment securities during the six month period ending June 30, 2010.

Securities with an aggregate carrying value of approximately $139.1 million and $150.6 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

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

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of June 30, 2011 and December 31, 2010, based upon quarterly reviews, management determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

FRB-Atlanta	$1,628	$1,624
FHLB-Dallas	585	584
Other bank stocks	713	713
CRA investment	2,134	2,141
	$5,060	$5,062

4.   Credit Quality of Loans and Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$6,752	$7,917	$8,813	$7,995
Provision for loan losses	900	1,500	2,500	2,650
Recoveries	122	99	208	151
Loans charged-off	(461)	(1,045)	(4,208)	(2,325)
Balance, end of period	$7,313	$8,471	$7,313	$8,471

The Company’s loans individually evaluated for impairment were approximately $14.7 million at June 30, 2011 and $25.2 million at December 31, 2010.  Specific reserves totaling $825,000 were established for $4.9 million of impaired loans reported at June 30, 2011.  At December 31, 2010, specific reserves totaling $3.1 million were established for $11.9 million of impaired loans.  Interest recognized on impaired loans totaled $172,000 at June 30, 2011.  Loans classified as TDRs totaled $463,000 and $653,000 at June 30, 2011 and December 31, 2010, respectively.  Four commercial loans were classified as TDRs due to a reduction in monthly payments granted to the borrowers and one small consumer loan was classified as a TDR due to a credit exception granted to the borrower.  As of June 30, 2011, there have been no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs.

To provide greater transparency on non-performing assets, additional disclosures required by ASU 2010-20 have been included below.  Allowance for loan losses is reported by portfolio segment and further detail of credit quality indicators are provided by class of loans.

Modifications by Class of Loans (in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructuring as of June 30, 2011:
Commercial, financial, and agricultural	4	$451	$451
Consumer - other	1	12	12
		$463	$463

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructuring as of December 31, 2010:
Commercial, financial, and agricultural	1	$194	$194
Commercial real estate - other	1	446	446
Consumer - other	1	13	13
		$653	$653

Allowance for Loan Losses and Recorded Investment in Loans
For the Six Months Ended June 30, 2011 (in thousands)

		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,664	$2,963	$2,565	$862	$730	$29	$-	$8,813
Charge-offs	(437)	(2,072)	(1,215)	(185)	(298)	(1)	-	(4,208)
Recoveries	106	13	-	4	85	-	-	208
Provision	634	825	522	178	337	4	-	2,500
Ending balance	$1,967	$1,729	$1,872	$859	$854	$32	$-	$7,313
Ending balance: individually evaluated for impairment	$414	$285	$8	$16	$102	$-	$-	$825

Loans:
Ending balance	$194,136	$46,608	$213,007	$71,589	$56,768	$4,660	$644	$587,412
Ending balance: individually evaluated for impairment	$3,042	$7,522	$2,224	$1,616	$248	$18	$15	$14,685

Allowance for Loan Losses and Recorded Investment in Loans
For the Year Ended December 31, 2010 (in thousands)

		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$2,105	$2,240	$1,683	$631	$1,315	$21	$-	$7,995
Charge-offs	(1,333)	(1,478)	(130)	(146)	(1,368)	(1)	-	(4,456)
Recoveries	50	1	1	60	141	1	-	254
Provision	842	2,200	1,011	317	642	8	-	5,020
Ending balance	$1,664	$2,963	$2,565	$862	$730	$29	$-	$8,813
Ending balance: individually evaluated for impairment	$27	$2,024	$827	$84	$91	$-	$-	$3,053

Loans:
Ending balance	$177,598	$54,164	$208,764	$72,460	$62,272	$4,748	$806	$580,812
Ending balance: individually evaluated for impairment	$3,549	$10,813	$8,780	$1,761	$275	$-	$-	$25,178

Credit Quality Indicators by Class of Loans
As of June 30, 2011 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate -Other	Commercial Total	% of Total Commercial
Pass	$183,907	$29,246	$198,232	$411,385	91.5%
Special Mention	3,169	3,680	4,935	11,784	2.6%
Substandard	7,060	9,338	9,840	26,238	5.9%
	$194,136	$42,264	$213,007	$449,407	100.0%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential - Construction	Residential - Prime	Residential - Subprime	Residential Total	% of Total Residential
Pass	$4,130	$66,852	$-	$70,982	93.5%
Special mention	-	2,087	-	2,087	2.7%
Substandard	214	2,650	-	2,864	3.8%
	$4,344	$71,589	$-	$75,933	100.0%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - Credit Card	Consumer -Other	Finance Leases Commercial	Other Loans	Consumer Total	% of Total Consumer
Performing	$4,993	$51,490	$4,642	$644	$61,769	99.5%
Nonperforming	10	275	18	-	303	0.5%
	$5,003	$51,765	$4,660	$644	$62,072	100.0%

Credit Quality Indicators by Class of Loans
As of December 31, 2010 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate -Other	Commercial Total	% of Total Commercial
Pass	$165,581	$32,061	$191,089	$388,731	89.50%
Special Mention	3,661	3,851	3,726	11,238	2.59%
Substandard	8,356	12,077	13,949	34,382	7.91%
	$177,598	$47,989	$208,764	$434,351	100.0%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential - Construction	Residential - Prime	Residential - Subprime	Residential Total	% of Total Residential
Pass	$5,959	$66,867	$-	$72,826	92.61%
Special mention	-	2,501	-	2,501	3.18%
Substandard	216	3,092	-	3,308	4.21%
	$6,175	$72,460	$-	$78,635	100.0%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - Credit Card	Consumer -Other	Finance Leases Commercial	Other Loans	Consumer Total	% of Total Consumer
Performing	$5,318	$56,905	$4,748	$806	$67,777	99.93%
Nonperforming	-	49	-	-	49	0.07%
	$5,318	$56,954	$4,748	$806	$67,826	100.0%

Age Analysis of Past Due Loans by Class of Loans (in thousands)

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of June 30, 2011
Commercial, financial, and agricultural	$1,137	$41	$2,479	$3,657	$190,479	$194,136	$37
Commercial real estate - construction	52	50	4,398	4,500	37,764	42,264	-
Commercial real estate - other	1,570	185	1,134	2,889	210,118	213,007	-
Consumer - credit card	17	-	5	22	4,981	5,003	5
Consumer - other	183	80	235	498	51,267	51,765	27
Residential - construction	-	-	-	-	4,344	4,344	-
Residential - prime	917	135	649	1,701	69,888	71,589	-
Residential - subprime	-	-	-	-	-	-	-
Other loans	69	-	15	84	560	644	-
Finance leases commercial	4	-	18	22	4,638	4,660	-
	$3,949	$491	$8,933	$13,373	$574,039	$587,412	$69

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of December 31, 2010
Commercial, financial, and agricultural	$1,298	$114	$2,405	$3,817	$173,781	$177,598	$17
Commercial real estate - construction	3,334	-	3,324	6,658	41,331	47,989	-
Commercial real estate - other	642	6,579	1,234	8,455	200,309	208,764	-
Consumer - credit card	50	23	-	73	5,245	5,318	-
Consumer - other	407	79	280	766	56,188	56,954	49
Residential - construction	-	-	-	-	6,175	6,175	-
Residential - prime	1,023	22	1,155	2,200	70,260	72,460	-
Residential - subprime	-	-	-	-	-	-	-
Other loans	102	3	-	105	701	806	-
Finance leases commercial	-	-	-	-	4,748	4,748	-
	$6,856	$6,820	$8,398	$22,074	$558,738	$580,812	$66

(1)	Past due amounts may include loans on nonaccrual status.

Impaired Loans (in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of June 30, 2011
With no related allowance recorded:
Commercial, financial, and agricultural	$1,450	$1,568	$-	$1,822	$9
Commercial real estate – construction	4,844	6,554	-	6,160	99
Commercial real estate – other	2,044	2,124	-	4,884	18
Consumer – other	50	58	-	77	-
Residential – prime	1,375	1,375	-	1,578	22
Finance leases	18	19	-	9	-
Other	15	15	-	8	2
Subtotal:	$9,796	$11,713	$-	$14,538	$150
With an allowance recorded:
Commercial	1,592	1,592	414	1,358	16
Commercial real estate – construction	2,678	5,698	285	1,339	-
Commercial real estate – other	180	180	8	180	-
Consumer – other	198	203	102	183	2
Residential – prime	241	241	16	232	4
Subtotal:	$4,889	$7,914	$825	$3,292	$22
Totals:
Commercial	12,821	17,750	707	15,760	144
Consumer	248	261	102	260	2
Residential	1,616	1,616	16	1,810	26
Grand total:	$14,685	$19,627	$825	$17,830	$172

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2010
With no related allowance recorded:
Commercial, financial, and agricultural	$3,291	$3,538	$-	$4,036	$85
Commercial real estate – construction	5,918	9,175	-	5,584	179
Commercial real estate – other	2,407	2,487	-	1,941	114
Consumer – other	90	90	-	80	8
Residential – prime	1,549	1,549	-	1,166	77
Subtotal:	$13,255	$16,839	$-	$12,807	$463
With an allowance recorded:
Commercial	258	258	27	1,671	6
Commercial real estate – construction	4,895	4,895	2,024	4,098	140
Commercial real estate – other	6,373	6,373	827	6,632	2
Consumer – other	185	185	91	262	3
Residential – prime	212	212	84	320	12
Subtotal:	$11,923	$11,923	$3,053	$12,983	$163
Totals:
Commercial	23,142	26,726	2,878	23,962	526
Consumer	275	275	91	342	11
Residential	1,761	1,761	84	1,486	89
Grand total:	$25,178	$28,762	$3,053	$25,790	$626

Loans on Nonaccrual Status (in thousands)

	June 30, 2011	December 31, 2010
Commercial, financial, and agricultural	$2,591	$2,589
Commercial real estate - construction	4,993	8,220
Commercial real estate - other	1,571	7,378
Consumer - credit card	-	-
Consumer - other	235	261
Residential - construction	-	-
Residential - prime	1,033	1,155
Residential - subprime	-	-
Other loans	15	-
Finance leases commercial	18	-
	$10,456	$19,603

5.     Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings available to common shareholders	$1,054	$951	$1,496	$2,087
Weighted average number of common shares outstanding used in computation of basic earnings per common share	9,723	9,707	9,722	9,692
Effect of dilutive securities:
Stock options	13	18	13	18
Restricted stock	3	-	4	-
Warrants	-	4	-	5
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	9,739	9,729	9,739	9,715

Options to acquire 18,331 and 23,786 shares of common stock were not included in computing diluted earnings per share for the quarter and six months ended June 30, 2011 and 2010, respectively, because the effect of these shares was anti-dilutive.  For the quarter and six months ended June 30, 2010, 22,047 shares of restricted stock were not included in computed diluted earnings because the effect of these shares was anti-dilutive.  As a result of the completion of a qualified equity offering in December 2009, warrants issued to the U. S. Department of the Treasury (the “Treasury”) to purchase 208,768 shares of our common stock were reduced to 104,384 shares.  The remaining 104,384 shares subject to the warrants were anti-dilutive and not included in the computation of diluted earnings per share for the quarter and six months ended June 30, 2011.

6.     Declaration of Dividends

A first quarter dividend of $0.07 per share for holders of common stock of record on March 17, 2011 was declared on January 25, 2011 and was paid on April 1, 2011.  On April 26, 2011, the Company declared a second quarter dividend of $0.07 per share for holders of common stock of record on June 16, 2011, and was paid on July 1, 2011.  A third quarter dividend was declared on July 27, 2011 in the amount of $0.07 per share for holders of common stock of record on September 16, 2011 to be paid on October 1, 2011.

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

Assets Recorded at Fair Value

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2011 using:
Description	at June 30, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$92,329	$-	$92,329	$-
Obligations of state and political subdivisions	99,646	-	99,646	-
GSE mortgage-backed securities	79,704	-	79,704	-
Collateralized mortgage obligations	50,593	-	50,593	-
	$322,272	$-	$322,272	$-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2010 using:
Description	at December 31, 2010	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$117,698	$-	$117,698	$-
Obligations of state and political subdivisions	108,852	-	108,852	-
GSE mortgage-backed securities	11,472	-	11,472	-
Collateralized mortgage obligations	25,787	-	25,787	-
	$263,809	$-	$263,809	$-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also level 2 assets measured using appraisals from external parties.
	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2011 using:
Description	at June 30, 2011	Level 1	Level 2	Level 3
Impaired loans	$6,303	$-	$6,303	$-
Other real estate	5,677	-	5,677	-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2010 using:
Description	at December 31, 2010	Level 1	Level 2	Level 3
Impaired loans	$12,841	$-	$12,841	$-
Other real estate	1,206	-	1,206	-

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

The estimated fair values of the Company’s financial instruments are as follows at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$74,239	$74,239	$91,907	$91,907
Time deposits held in banks	-	-	5,164	5,206
Securities available-for-sale	322,272	322,272	263,809	263,809
Securities held-to-maturity	340	344	1,588	1,608
Other investments	5,060	5,060	5,062	5,062
Loans, net	580,099	587,266	571,999	580,033
Cash surrender value of life insurance policies	4,772	4,772	4,698	4,698
Financial liabilities:
Non-interest-bearing deposits	217,706	217,706	199,460	199,460
Interest-bearing deposits	608,190	609,119	601,312	602,188
Securities sold under agreements to repurchase	45,963	45,963	43,826	43,826
Junior subordinated debentures	15,465	16,134	15,465	16,031

  8.  Subsequent Events

On July 14, 2011, the Company received approval from the U.S. Treasury’s Small Business Lending Fund (“SBLF”) program to participate and receive up to $32.0 million in funds under the SBLF authorized by Congress under the Small Business Jobs Act of 2010.  Funds from the SBLF will also be used to refinance the Company’s Series A Preferred Stock issued to the Treasury under the CPP and potentially provide a significantly lower cost of capital.  The dividend rate on the shares of preferred stock issued in connection with the SBLF will be dependent on the Company’s volume of qualified small business loans.

On July 29, 2011, the Company’s subsidiary, MidSouth Bank, N.A. (“the Bank”), executed the purchase of five Jefferson Bank branches in the Dallas-Fort Worth, Texas area from First Bank and Trust Company of Lubbock, Texas.  The Bank acquired approximately $69.5 million in performing loans, including $59.8 million of performing Jefferson Bank loans and $9.7 million of participation loans from First Bank and Trust, and assumed approximately $164.3 million in Jefferson Bank deposits for a purchase price of $10.5 million.  The $59.8 million in performing Jefferson Bank loans were purchased at a 1.0% discount and the deposits were purchased at a 4.6% deposit premium, which included a 5.0% premium paid for $149.9 million of deposits and excluded $14.4 million of CD deposits for purpose of the deposit premium calculation.  Fixed assets acquired in the purchase totaled approximately $3.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company") is a bank holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly-owned subsidiary bank MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in south Louisiana and southeast Texas with 39 locations and more than 50 ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

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

Forward-Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “could,” “would,” “should,” “potential,” “forecast” and similar expressions are typically used to identify forward-looking statements.  These statements include, among others, statements regarding future results, closing on our Small Business Lending Fund (“SBLF”) funding, improvements in classified and criticized assets, changes in the local and national economy, the work-out of nonaccrual loans, the integration of operations from recently completed acquisitions, the competition for other potential acquisitions and the impact of regulatory changes regarding electronic transactions.  Actual results may differ materially from the results anticipated in these forward-looking statements.  Factors that might cause such a difference include, among other matters, changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels; changes in local economic and business conditions, including, without limitation, changes related to the oil and gas industries, that could adversely affect customers and their ability to repay borrowings under agreed upon terms, adversely affect the value of the underlying collateral related to their borrowings, and reduce demand for loans; the timing and ability to reach any agreement to restructure nonaccrual loans;  increased competition for deposits and loans which could affect compositions, rates and terms; the timing and impact of future acquisitions, the success or failure of integrating operations, and the ability to capitalize on growth opportunities upon entering new markets; loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels; legislative and regulatory changes, including the impact of regulations under the Dodd-Frank Wall Street Reform and Consumer Protections Act of 2010 (the “Dodd-Frank Act”) and other changes in banking, securities and tax laws and regulations and their application by our regulators, changes in the scope and cost of FDIC insurance and other coverages, and repayment of funds acquired under the U.S. Treasury’s Capital Purchase Program (the “CPP”); and other factors discussed under the heading “Risk Factors” in MidSouth’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011 and in its other filings with the SEC.  We can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition.  We disclaim any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements included in this report. The accounting principles we follow and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  Our most critical accounting policy relates to the Allowance for Loan Losses “(ALL”), which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for loan losses may be required.  See Asset Quality.

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

Recent Developments

On July 14, 2011, we received approval from the U.S. Treasury’s SBLF program to participate and receive up to $32.0 million in funds under the SBLF authorized by Congress under the Small Business Jobs Act of 2010.  Funds from the SBLF will also be used to refinance our Series A Preferred Stock issued to the Treasury under the CPP and potentially provide a significantly lower cost of capital.  The dividend rate on the shares of preferred stock issued in connection with the SBLF will be dependent on our volume of qualified small business loans.  We expect the SBLF transaction to close by the end of August 2011.

On July 29, 2011, we completed our acquisition of five branches from Jefferson Bank and First Bank and Trust Company.  We acquired five Jefferson Bank branches located in the Dallas-Fort Worth, Texas area with approximately $69.5 million in loans and $164.3 million in deposits.  We began operating the five branches as MidSouth Bank, N.A. on August 1, 2011.  Additional information regarding the acquisition can be found under the Investor Relations page of our website at www.midsouthbank.com.  We are not incorporating by reference into this report the information contained on our website, therefore the content of the website is not part of this report.

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $1.1 million for the second quarter of 2011, compared to net earnings available to common shareholders of $951,000 reported for the second quarter of 2010.  Diluted earnings for the second quarter of 2011 were $0.10 per common share, unchanged from the second quarter of 2010.

For the six months ended June 30, 2011, net income available to common shareholders totaled $1.5 million, a 28.3% decrease from earnings of $2.1 million for the first six months of 2010.  Diluted earnings per share were $0.15 for the first six months of 2011, compared to $0.22 for the first six months of 2010.

Second quarter 2011 net earnings available to common shareholders increased due to a $507,000 increase in net-interest income and a $600,000 decrease in the provision for loan losses.  Net interest income increased in prior year quarterly comparison due to a reduction in interest expense.  The improvement in earnings was offset by an $811,000 decrease in non-interest income.  Service charges on deposit accounts decreased $1.1 million, primarily as a result of fewer insufficient funds (“NSF”) transactions processed.  The decrease in service charges on deposit accounts was partially offset by an $111,000 increase in ATM/debit card income and a $140,000 increase in other non-interest income, primarily income recorded on Other Real Estate (“ORE”) and net gains on sales of investment insecurities.  Non-interest expense increased $64,000 in prior year quarterly comparison, as decreases of $93,000 in occupancy expenses and $125,000 in FDIC fees offset increased expenses, including $137,000 in legal and professional fees and $158,000 in expenses on ORE and other assets repossessed.

In year-to-date comparison, a $591,000 decrease in net earnings available to common shareholders resulted from a $1.4 million reduction in non-interest income, which was partially offset by a $548,000 improvement in net interest income and reductions of $150,000 in provision expense and $190,000 in income tax expense.  The $1.4 million decrease in non-interest income was driven by a $1.8 million reduction in NSF fee income due to a lower volume of NSF transactions processed.  Regulatory changes governing our ability to collect NSF fees implemented in the second half of 2010, combined with proactive steps taken during the first quarter of 2011 in response to guidance issued by the FDIC, have significantly lowered our NSF fee income.  Additional regulatory changes regarding debit card transaction fees could further reduce our non-interest income earned in future periods.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.61% and 4.73% for the three months ended June 30, 2011 and 2010, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, respectively.

Fully taxable-equivalent (“FTE”) net interest income totaled $10.9 million for the second quarter of 2011, an increase of 4.3%, or $446,000, from the $10.4 million reported for the second quarter of 2010.  The increase in FTE net interest income resulted primarily from a 34 basis point reduction in the average rate paid on interest-bearing liabilities, from 1.18% for the three months ended June 30, 2010 to 0.84% for the three months ended June 30, 2011.  The $501,000 reduction in interest expense was partially offset by a $55,000 decrease in interest income on earning assets for the period.

Interest income on average earning assets remained relatively flat in quarterly comparison as a $62.8 million increase in the average volume offset a 40 basis point decline in the average yield.  Interest income on loans declined $193,000 due to a $2.8 million decrease in the average volume and a 10 basis point decrease in the average yield on loans in quarterly comparison, as the loan portfolio continues to rollover into a lower rate environment.  Interest income on investments increased $166,000, as the impact of a 46 basis point decline in the average yield on investments was offset by a $57.7 million increase in the average volume.  Investment yields have been significantly impacted as higher yielding investments have rolled out of the portfolio into lower yielding bonds and excess liquidity has earned yields of 25 points or less.  The volume increase resulted from the purchase of approximately $84.8 million of US Agency mortgage-backed securities during March and April of 2011.

The average volume of interest-bearing deposits increased $24.8 million in quarterly comparison, from $587.1 million at June 30, 2010 to $611.9 million at June 30, 2011.  A $33.9 million increase in the volume of NOW, money market and savings deposits offset a $9.1 million decrease in the average volume of time deposits.  We offer competitive market rates of interest on our Platinum money market accounts, and in the current rate environment those rates are comparable to rates earned on time deposits.  The average volume of retail repurchase agreements, included in securities sold under agreements to repurchase, decreased $0.7 million and the average rate paid on the accounts declined 32 basis points.

The average rate paid on the Company’s junior subordinated debentures decreased 3 basis points from second quarter of 2010 to second quarter of 2011 due to the rate change on the $8.2 million of variable rate debentures.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at June 30, 2011 was 2.75%.  The debentures mature on September 20, 2034 but may be repaid sooner, under certain circumstances.  The Company also has outstanding $7.2 million of junior subordinated debentures due 2031 that carry a fixed interest rate of 10.20%. As a result of these changes in volume and yield on earning assets and interest bearing liabilities, the FTE net interest margin decreased 12 basis points, from 4.73% for the second quarter of 2010 to 4.61% for the second quarter of 2011.

In year-to-date comparison, FTE net interest income increased $448,000, as a $645,000 reduction in interest income from loans and investments was offset by a $1.1 million decrease in interest expense.  Interest expense decreased primarily due to a 36 basis point reduction in the average rate paid on interest-bearing liabilities, from 1.22% for the six months ended June 30, 2010 to 0.86% for the six months ended June 30, 2011. The decrease in interest income on average earning assets resulted primarily from a 47 basis point decline in the average yield on earning assets, from 5.64% at June 30, 2010 to 5.17% at June 30, 2011.  An average volume increase of $53.9 million in average earning assets partially offset the impact of lower yields.  As a result, the taxable-equivalent net interest margin declined 18 basis points, from 4.74% for the six months ended June 30, 2010 to 4.56% for the six months ended June 30, 2011.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)

	Three Months Ended June 30,
	2011			2010
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$216,974	$1,264	2.33%	$143,652	$891	2.48%
Tax exempt2	93,943	1,201	5.11%	109,549	1,408	5.14%
Total investment securities	310,917	2,465	3.17%	253,201	2,299	3.63%
Federal funds sold	4,368	2	0.18%	2,152	1	0.18%
Time and interest bearing deposits in other banks	47,728	46	0.38%	42,097	76	0.71%
Other investments	5,059	35	2.77%	4,998	34	2.72%
Loans
Commercial and real estate	503,436	8,128	6.48%	486,175	7,930	6.54%
Installment	75,316	1,608	8.56%	95,390	1,999	8.41%
Total loans3	578,752	9,736	6.75%	581,565	9,929	6.85%
Total earning assets	946,824	12,284	5.20%	884,013	12,339	5.60%
Allowance for loan losses	(6,647)			(7,769)
Nonearning assets	95,469			91,625
Total assets	$1,035,646			$967,869

Liabilities and shareholders’ equity
NOW, money market, and savings	$499,947	$626	0.50%	$466,002	$954	0.82%
Time deposits	112,012	338	1.21%	121,138	470	1.56%
Total interest bearing deposits	611,959	964	0.63%	587,140	1,424	0.97%
Securities sold under repurchase agreements	45,620	198	1.74%	46,292	238	2.06%
Junior subordinated debentures	15,465	242	6.19%	15,465	243	6.22%
Total interest bearing liabilities	673,044	1,404	0.84%	648,897	1,905	1.18%

Demand deposits	217,702			177,525
Other liabilities	7,030			6,024
Shareholders’ equity	137,870			135,423
Total liabilities and shareholders’ equity	$1,035,646			$967,869

Net interest income and net interest spread		$10,880	4.36%		$10,434	4.42%
Net yield on interest earning assets			4.61%			4.73%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $349,000 for 2011 and $410,000 for 2010 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $867,000 for 2011 and $791,000 for 2010.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Six Months Ended June 30,
	2011			2010
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$188,678	$2,131	2.26%	$147,910	$1,891	2.56%
Tax exempt2	98,021	2,514	5.13%	110,642	2,855	5.16%
Total investment securities	286,699	4,645	3.24%	258,552	4,746	3.67%
Federal funds sold	4,815	5	0.21%	1,211	1	0.16%
Time and interest bearing deposits in other banks	65,054	121	0.37%	38,389	156	0.82%
Other investments	5,060	72	2.85%	4,950	69	2.79%
Loans
Commercial and real estate	497,081	15,925	6.46%	481,296	15,718	6.59%
Installment	78,801	3,287	8.41%	99,223	4,010	8.15%
Total loans3	575,882	19,212	6.73%	580,519	19,728	6.85%
Total earning assets	937,510	24,055	5.17%	883,621	24,700	5.64%
Allowance for loan losses	(7,428)			(7,800)
Nonearning assets	92,825			92,737
Total assets	$1,022,907			$968,558

Liabilities and shareholders’ equity
NOW, money market, and savings	$494,020	$1,264	0.52%	$466,856	$1,962	0.85%
Time deposits	113,462	708	1.26%	124,497	1,029	1.67%
Total interest bearing deposits	607,482	1,972	0.65%	591,353	2,991	1.02%
Securities sold under repurchase agreements	45,914	395	1.73%	45,153	464	2.07%
Federal funds purchased	-	-	-	491	2	0.81%
Other borrowings	-	-	-	1,376	3	0.44%
Junior subordinated debentures	15,465	484	6.22%	15,465	484	6.22%
Total interest bearing liabilities	668,861	2,851	0.86%	653,838	3,944	1.22%

Demand deposits	209,929			173,783
Other liabilities	6,617			5,929
Shareholders’ equity	137,500			135,008
Total liabilities and shareholders’ equity	$1,022,907			$968,558

Net interest income and net interest spread		$21,204	4.31%		$20,756	4.42%
Net yield on interest earning assets			4.56%			4.74%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $732,000 for 2011 and $832,000 for 2010 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $1,580,000 for 2011 and $1,513,000 for 2010.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended June 30, 2011 compared to June 30, 2010
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$373	$430	$(57)
Tax exempt	(207)	(200)	(7)
Federal funds sold	1	1	-
Time and interest bearing deposits in other banks	(30)	9	(39)
Other investments	1	-	1
Loans, including fees	(193)	(48)	(145)
Total	(55)	192	(247)

Interest paid on:
Interest bearing deposits	(460)	58	(518)
Securities sold under repurchase agreements	(40)	(3)	(37)
Junior subordinated debentures	(1)	-	(1)
Total	(501)	55	(556)

Taxable-equivalent net interest income	$446	$137	$309

Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Six Months Ended June 30, 2011 compared to June 30, 2010
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$240	$478	$(238)
Tax exempt	(341)	(324)	(17)
Federal funds sold	4	4	-
Time and interest bearing deposits in other banks	(35)	76	(111)
Other investments	3	2	1
Loans, including fees	(516)	(157)	(359)
Total	(645)	79	(724)

Interest paid on:
Interest bearing deposits	(1,019)	80	(1,099)
Securities sold under repurchase agreements	(69)	8	(77)
Federal funds purchased	(2)	(2)	-
Other borrowings	(3)	(3)	-
Total	(1,093)	83	(1,176)

Taxable-equivalent net interest income	$448	$(4)	$452

Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income for the second quarter of 2011 totaled $3.2 million, a decrease of $811,000 from the $4.0 million earned in the second quarter of 2010.  For the six month period ended June 30, 2011, non-interest income totaled $6.2 million compared to $7.7 million for the six months ended June 30, 2010, a net decrease of $1.4 million year-over-year.  In prior-year quarterly comparison, non-interest income decreased primarily due to a $1.1 million decrease in service charges on deposit accounts as a result of fewer NSF transactions processed.  The decrease in service charges on deposit accounts was partially offset by an $111,000 increase in ATM/debit card income and a $140,000 increase in other non-interest income, primarily income recorded on ORE and net gains on sales of investment securities.

In year-to-date comparison, the decrease in non-interest income was also driven by a reduction in the volume of NSF transactions processed.  Service charge income on deposit accounts decreased $1.8 million and was partially offset by increases of $203,000 in ATM and debit card income and $50,000 in other non-interest income.  Additionally, net gains on sales of investment securities of $99,000 were recorded for the six months ended June 30, 2011.

The volume of NSF items processed decreased in both quarterly and year-to-date comparisons as a result of regulatory changes implemented in the second half of 2010 as required by Regulation E, which governs the treatment of electronic funds transfers and the Bank’s ability to collect fees for overdrafts involving ATM and point of sale debit transactions.  Additionally, in the first quarter of 2011, we proactively responded to regulatory guidance for overdraft protection programs issued by the FDIC by creating an ombudsman program.  The program provides financial counseling to our customers in how to properly maintain and monitor their accounts in order to avoid excessive overdraft fees.  These measures have resulted in a lower volume of NSF transactions and decreased NSF fee income.  Additional regulatory changes regarding debit card transaction fees could further reduce non-interest income earned in future periods.

Non-interest Expenses

Non-interest expense was relatively flat in both quarterly and year-to-date comparisons, with increases of $64,000 and $57,000, respectively.  In quarterly comparison, decreases of $93,000 in occupancy expenses and $125,000 in FDIC fees partially offset increases of $137,000 in legal and professional fees and $158,000 in expenses on ORE and other assets repossessed.  The increase in legal and professional fees resulted primarily from fees related to the acquisition of the branches in the Dallas-Fort Worth market that closed on July 29, 2011.  Expenses on ORE and other assets repossessed increased due to a continued focus to reduce nonperforming assets.

Non-interest expense increased $57,000 in year-over-year comparison, from $21.9 million at June 30, 2010 to $22.0 million at June 30, 2011.  Decreases of $288,000 in occupancy expense, $129,000 decrease in FDIC fees, $104,000 in data processing costs, and $84,000 in marketing and customer relationship management (“CRM”) expenses were partially offset by increases of $349,000 in ORE expenses and $269,000 in legal and professional fees.  Occupancy expense decreased primarily due to lower depreciation costs.  The reduction in FDIC fees resulted from a regulatory change in the calculation.  Data processing costs declined due primarily to a reduction in the cost of data communication lines and internet banking processing costs.   Salaries and benefit costs were flat year-over-year and the number of full-time equivalent employees declined from 389 at June 30, 2010 to 387 at June 30, 2011.

Expenses on ORE increased $349,000 in year-over-year comparison primarily due to four properties added in the first six months of 2011.  The increase included general expenses incurred on repossessed properties, $191,000 in losses on valuation of the properties, and $66,000 in losses on sales of properties.  The $269,000 increase in legal and professional fees resulted primarily from fees related to the evaluation of potential acquisition opportunities and to various other legal actions as discussed in Part II – Other Information, Item 1.  Legal Proceedings.

Analysis of Statement of Condition

Total assets at June 30, 2011 were $1.05 billion compared to $1.00 billion at December 31, 2010.  Total assets increased $46.8 million during the first six months of 2011 primarily due to deposit growth.  Deposits totaled $825.9 million as of June 30, 2011 compared to $800.8 million at December 31, 2010.  The growth in deposits over the six months ended June 30, 2011 reflected a strong mix of non-interest bearing commercial deposits and both non-interest and interest bearing consumer deposits.  Non-interest bearing deposits were 26.4% of total deposits at June 30, 2011 compared to 24.9% at December 31, 2010.  Total loans were $587.4 million at June 30, 2011, an increase of $6.6 million compared to $580.8 million at December 31, 2010.  Total loans decreased in the first quarter of 2011 primarily due to $3.7 million in loans charged-off.  Of the $3.7 million in charge-offs, $2.8 million were specific reserves charged-off on problem loans identified early on in the economic downturn.  The loan portfolio grew $13.2 million during the second quarter as loan demand improved and funding activity increased. Additional information regarding nonperforming assets and changes in the ALL is provided under the heading Asset Quality.

Securities available-for-sale totaled $322.3 million at June 30, 2011, up $58.5 million from $263.8 million at December 31, 2010.  For the six months ended June 30, 2011, purchases of $99.9 million in the available-for-sale portfolio exceeded calls, maturities and paydowns on mortgage-backed securities.  The purchases were comprised primarily of 15 year fixed rate mortgage pass-through securities and floating rate collateral mortgage obligations and provided incremental yield improvement in the securities portfolio.  Securities held-to-maturity decreased $1.2 million from $1.6 million at December 31, 2010 to $340,000 at June 30, 2011 due primarily to calls and maturities within the portfolio.  Additionally, one held-to-maturity municipal bond with a cost value of $350,000 was sold as a result of an external review performed on the municipal bond portfolio.  Results of the external review disclosed the inability to obtain financial information on the municipality.  Consistent with action taken on other municipal bonds with a similar deficiency, the bond was sold.

The composition of the Company’s loan portfolio is reflected in Table 5 below.

Table 5 Composition of Loans (in thousands)
	June 30, 2011	December 31, 2010
Commercial, financial, and agricultural	$194,136	$177,598
Lease financing receivable	4,660	4,748
Real estate – commercial	213,007	208,764
Real estate – residential	71,589	72,460
Real estate – construction	46,608	54,164
Installment loans to individuals	56,768	62,272
Other	644	806
Total loans	$587,412	$580,812

Commercial, financial and agricultural loans increased $16.5 million over the first six months of 2011 due to stronger loan demand in the second quarter of 2011.  A $4.2 million increase in the commercial real estate portfolio was offset by decreases of $7.6 million in real estate construction loans and $0.9 million in residential real estate.  The $7.6 million decrease in real estate construction loans included a $1.7 million write-down of specific reserves on one nonperforming loan and the $1.6 million sale of another nonperforming loan during the first quarter of 2011.  Installment loans to individuals continued to decline in the first half of 2011, with a decrease of $5.5 million in consumer credits.

Within the $213.0 million commercial real estate portfolio, $195.3 million is secured by commercial property, $10.7 million is secured by multi-family property, and $7.0 million is secured by farmland.  Of the $195.3 million secured by commercial property, $141.1 million, or 72.2%, is owner-occupied.  Of the $71.6 million residential real estate portfolio, 83.8% represented loans secured by first liens. Within the $46.6 million real estate construction portfolio, 90.7% represented commercial construction and land development and 9.3% represented residential construction and consumer property.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALL (Allowance for Loan Loss) at June 30, 2011.

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

For the period ended June 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $37.6 million in projected cash flows from securities repayments for the remainder of 2011 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of June 30, 2011, we had no borrowings with the FRB-Atlanta or the FHLB-Dallas.  The Company has $21.3 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $168.3 million if necessary to meet liquidity needs.  Additionally, $12.3 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $206.1 million at June 30, 2011.  Additional unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

We are also expecting additional liquidity as a result of our recently completed branch acquisition pursuant to which we acquired five Jefferson Bank branches located in the Dallas-Fort Worth, Texas area with approximately $69.5 million in loans and $164.3 million in deposits.

Company Liquidity

On July 14, 2011, we received approval from the U.S. Treasury’s SBLF program to participate and receive up to $32.0 million in funds under the SBLF authorized by Congress under the Small Business Jobs Act of 2010.  Funds from the SBLF will also be used to repay our $20.0 million in Series A Preferred Stock issued to the Treasury under the CPP and potentially provide a significantly lower cost of capital.  The dividend rate on the shares of preferred stock issued in connection with the SBLF will be dependent on our volume of qualified small business loans.

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series A Preferred Stock issued in the CPP transaction (which will be replaced by dividends on the investment in SBLF) and dividends on our common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001, the terms of which are described in the notes to the consolidated financial statements.  Although no dividends have been paid to the Company in the current year, as of June 30, 2011, the Bank had the ability to pay dividends to the Company of approximately $12.7 million without prior approval from its primary regulator.  The Company received no dividends from the Bank during the first six months of 2010.  At June 30, 2011, the Company had approximately $30.0 million in cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At June 30, 2011, the Company and the Bank were in compliance with statutory minimum capital requirements and was classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of June 30, 2011, the Company’s leverage ratio was 13.60%, Tier 1 capital to risk-weighted assets was 20.53% and total capital to risk-weighted assets was 21.64%.  The Bank had a leverage capital ratio of 10.69% at June 30, 2011.

Subsequent to quarter-end, the Bank’s acquisition of five Jefferson Bank branches will reduce capital levels; however the Company and the Bank continue to be classified as “well capitalized.”

Asset Quality

Credit Risk Management

We manage credit risk primarily by observing written, board approved policies that govern all credit underwriting and approval activities.  The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At June 30, 2011, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $99.2 million, or 16.9% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At June 30, 2011, loans secured by commercial real estate, including commercial construction loans, totaled approximately $255.3 million.  Of the loans secured by commercial real estate, $6.6 million or 2.6% are nonaccrual.  Additional information regarding credit quality by loan classification is provided in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 7 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending June 30, 2011 and 2010, and December 31, 2010.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	June 30, 2011	December 31, 2010	June 30, 2010
Nonaccrual loans	$10,456	$19,603	$19,772
Loans past due 90 days and over and still accruing	69	66	1,459
Total nonperforming loans	10,525	19,669	21,231
Other real estate	5,677	1,206	1,002
Other foreclosed assets	23	36	65
Total nonperforming assets	$16,225	$20,911	$22,298

Troubled debt restructurings	$463	$653	$1,198

Nonperforming assets to total assets	1.55%	2.09%	2.29%
Nonperforming assets to total loans + ORE + other foreclosed assets	2.74%	3.59%	3.80%
ALL to nonperforming loans	69.48%	44.81%	39.90%
ALL to total loans	1.24%	1.52%	1.45%

YTD charge-offs	$4,208	$4,456	$2,325
YTD recoveries	(208)	(254)	(151)
YTD net charge-offs	$4,000	$4,202	$2,174
Annualized net charge-offs to total loans	1.37%	0.72%	0.75%

Nonaccrual loans totaled $10.5 million as of June 30, 2011, compared to $19.6 million as of December 31, 2010 and $19.8 million at June 30, 2010.  The decrease in nonaccruals in year-end and year-over-year comparisons resulted primarily from the transfer of a $4.9 million commercial real estate loan into ORE in the second quarter of 2011.  Nonaccrual loans also declined due to first quarter 2011 charge-offs of $2.8 million in specific reserves related to the loan transferred to ORE and a second commercial real estate loan in the Houston market.  Additionally, we sold a $1.6 million commercial real estate note in the first quarter of 2011 that further reduced nonaccrual loans in prior year comparison.  We expect to transfer the commercial real estate loan in the Houston market to ORE during the third quarter of 2011.

Loans past due 90 days or more and still accruing totaled $69,000 at June 30, 2011, an increase of $3,000 from December 31, 2010 and a decrease of $1.4 million from June 30, 2010.  Total nonperforming assets to total assets were 1.55% at June 30, 2011, compared to 2.09% at December 31, 2010 and 2.29% at June 30, 2010.  Four commercial loans were classified as TDRs due to a reduction in monthly payments granted to the borrowers and one small consumer loan was classified as a TDR due to a credit exception granted to the borrower.  Additional information regarding impaired loans is included in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 7 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Subsequent to quarter-end, we sold our largest nonperforming loan, a shared national credit totaling $2.7 million.  Prior to the sale, we recorded a specific reserve in the second quarter of 2011 of approximately $285,000.  The sale of this loan represents another 16.5% reduction after quarter-end in the level of nonperforming assets at June 30, 2011.

ALL coverage for nonperforming loans was 69.48% at June 30, 2011, compared to 44.81% at December 31, 2010 and 39.90% at June 30, 2010.  While reserves in relation to nonperforming loans appear low, we remain comfortable with the overall credit exposure given the relative economic and collateral value strength in our markets and the extent of credit review performed by internal and third party sources.  Annualized net charge-offs were 1.37% of total loans for the second quarter of 2011, compared to 0.72% for the year-end 2010 and 0.75% for the second quarter of 2010.  The ALL/total loans ratio was 1.24% at June 30, 2011 compared to 1.52% at December 31, 2010 and 1.45% at June 30, 2010.  The year-to-date annualized net charge-offs/total loans ratio of 1.37% and the ALL/total loans ratio of 1.24% at June 30, 2011 were both impacted by the $2.8 million in specific reserves charged-off during the first quarter of 2011.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $7.3 million in the ALL as of June 30, 2011 is sufficient to cover probable losses in the loan portfolio.

Impact of Inflation and Changing Prices

The consolidated financial statements of and notes thereto, presented herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial.  As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

During the second quarter of 2011, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings.

A Notice of Charge of Discrimination was filed against the Company in April 2011 with the U.S. Equal Employment Opportunity Commission by Karen L. Hail, a Director and former officer of the Company.  Ms. Hail’s claim alleges gender discrimination and retaliation.  In May 2011, Ms. Hail also filed an action in U.S. District Court for the Western District of Louisiana against the Company and the Bank for discrimination and retaliation in violation of the Family Medical Leave Act and Title VII of the Civil Rights Act seeking unspecified monetary damages.  In July 2011, the Company and the Bank filed an answer and counterclaim along with a motion to partially dismiss Ms. Hail’s claims.  Ms. Hail filed a response to the motion to dismiss on August 2, 2011.  The Company believes Ms. Hail’s claims are without merit and will strongly defend against the claim.  Ms. Hail was employed by the Bank through March 31, 2011 and served as a Director of the Company through May 24, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any equity securities during the quarter ended June 30, 2011.

The Company is currently prohibited from repurchasing its common shares due to its participation in the CPP with the Treasury.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.***

*	Filed herewith.
**	Furnished herewith.
***    Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: August 9, 2011
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO
(Principal Executive Officer)

/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)