Form 10-Q
period 2011-09-30
MIDSOUTH BANCORP INC
filed 2011-11-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
YES   ☐   NO   ☒

As of November 4, 2011, there were 9,730,506 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.
MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (dollars in thousands, except share data)
	September 30, 2011 (unaudited)	December 31, 2010* (audited)
Assets
Cash and due from banks, including required reserves of $5,803 and $3,487, respectively	$22,100	$20,758
Interest-bearing deposits in banks	73,575	69,452
Federal funds sold	2,127	1,697
Time deposits held in banks	-	5,164
Securities available-for-sale, at fair value (cost of $313,054 at September 30, 2011 and $257,472 at December 31, 2010)	325,736	263,809
Securities held-to-maturity (fair value of $44,114 at September 30, 2011 and $1,608 at December 31, 2010)	43,736	1,588
Other investments	5,057	5,062
Loans	673,426	580,812
Allowance for loan losses	(7,329)	(8,813)
Loans, net	666,097	571,999
Bank premises and equipment, net	40,752	36,592
Accrued interest receivable	5,270	4,628
Goodwill	16,997	9,271
Intangibles	2,710	115
Cash surrender value of life insurance	4,813	4,698
Other real estate	7,278	1,206
Other assets	5,703	6,300
Total assets	$1,221,951	$1,002,339

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$222,937	$199,460
Interest bearing	766,073	601,312
Total deposits	989,010	800,772
Securities sold under agreements to repurchase	55,078	43,826
Junior subordinated debentures	15,465	15,465
Other liabilities	9,031	5,623
Total liabilities	1,068,584	865,686
Commitments and contingencies	-	-
Shareholders’ equity:
Series A Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and 20,000 shares issued and outstanding at December 31, 2010	-	19,408
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at September 30, 2011 and no shares issued and outstanding at December 31, 2010	32,000	-
Common stock, $0.10 par value; 30,000,000 shares authorized, 9,880,743 issued and 9,730,266 outstanding at September 30, 2011 and December 31, 2010	988	988
Additional paid-in capital	89,991	89,893
Unearned ESOP shares	(17)	(104)
Accumulated other comprehensive income	8,370	4,182
Treasury stock – 150,477 shares at September 30, 2011 and December 31, 2010, at cost	(3,286)	(3,286)
Retained earnings	25,321	25,572
Total shareholders’ equity	153,367	136,653
Total liabilities and shareholders’ equity	$1,221,951	$1,002,339

See notes to unaudited consolidated financial statements.
* Derived from audited financial statements

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$10,803	$10,104	$30,015	$29,832
Securities and other investments:
Taxable	1,407	925	3,538	2,816
Nontaxable	816	986	2,597	3,009
Federal funds sold	2	3	7	4
Time and interest bearing deposits in other banks	49	59	170	214
Other investments	43	43	116	113
Total interest income	13,120	12,120	36,443	35,988

Interest expense:
Deposits	1,013	1,325	2,985	4,316
Securities sold under agreements to repurchase	207	249	602	713
Federal funds purchased	-	-	-	2
Other borrowed money	-	-	-	3
Junior subordinated debentures	242	247	726	731
Total interest expense	1,462	1,821	4,313	5,765

Net interest income	11,658	10,299	32,130	30,223
Provision for loan losses	650	1,500	3,150	4,150
Net interest income after provision for loan losses	11,008	8,799	28,980	26,073

Non-interest income:
Service charges on deposits	1,781	2,427	5,066	7,485
Gain on securities, net	-	-	99	-
ATM and debit card income	964	859	2,797	2,489
Other charges and fees	653	450	1,679	1,427
Total non-interest income	3,398	3,736	9,641	11,401

Non-interest expenses:
Salaries and employee benefits	5,778	5,118	15,980	15,306
Occupancy expense	2,474	2,177	6,718	6,709
FDIC insurance	188	334	711	986
Other	4,735	3,488	11,726	10,019
Total non-interest expenses	13,175	11,117	35,135	33,020

Income before income taxes	1,231	1,418	3,486	4,454
Income tax expense	131	179	292	530

Net earnings	1,100	1,239	3,194	3,924
Dividends on preferred stock and accretion of warrants	804	300	1,402	898
Net earnings available to common shareholders	$296	$939	$1,792	$3,026

Earnings per share:
Basic	$0.03	$0.09	$0.18	$0.31
Diluted	$0.03	$0.09	$0.18	$0.31

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2011 (in thousands, except share and per share data)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amt	Shares	Amt	Shares	Amt	Capital	Shares	Income	Stock	Earnings	Total
Balance- December 31, 2010	20,000	$19,408	-	$-	9,880,743	$988	$89,893	$(104)	$4,182	$(3,286)	$25,572	$136,653
Net earnings	-	-	-	-	-	-	-	-	-	-	3,194	3,194
Unrealized holding gains on securities available-for-sale arising during the period, net of income tax expense of $2,191	-	-	-	-	-	-	-	-	4,253	-	-	4,253
Reclassification adjustment for gain on securities available-for-sale, net of income tax expense of $34	-	-	-	-	-	-	-	-	(65)	-	-	(65)
Comprehensive income												7,382
Dividends on Series A Preferred Stock and accretion of common stock warrants	-	592	-	-	-	-	-	-	-	-	(1,242)	(650)
Repayment of Series A Preferred Stock	(20,000)	(20,000)			-	-	-	-	-	-		(20,000)
Issuance of Series B Preferred Stock			32,000	32,000	-	-	-	-	-	-		32,000
Dividends on Series B Preferred Stock	-	-	-	-	-	-	-	-	-	-	(160)	(160)
Dividends on common stock, $0.21 per share	-	-	-	-	-	-	-	-	-	-	(2,043)	(2,043)
ESOP compensation expense	-	-	-	-	-	-	32	87	-	-	-	119
Stock option and restricted stock compensation expense	-	-	-	-	-	-	66	-	-	-	-	66
Balance- September 30, 2011	-	$-	32,000	$32,000	9,880,743	$988	$89,991	$(17)	$8,370	$(3,286)	$25,321	$153,367

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$3,194	$3,924
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,504	2,623
Provision for loan losses	3,150	4,150
Provision for deferred tax expense	(189)	(838)
Amortization of premiums on securities, net	679	909
Amortization of other investments	10	-
Stock compensation expense	14	5
Restricted stock expense	52	23
Net gain on sale of investment securities	(99)	-
Net loss on sale of other real estate	66	146
Net loss on sale of premises and equipment	15	62
Change in accrued interest receivable	(447)	(181)
Change in accrued interest payable	(275)	(300)
Change in other assets & other liabilities, net	2,050	2,322
Write down of other real estate owned	434	241
Net cash provided by operating activities	11,158	13,086

Cash flows from investing activities net of effect of purchase acquisition in 2011:
Net decrease in time deposits in other banks	5,164	21,062
Proceeds from maturities and calls of securities available-for-sale	58,990	26,278
Proceeds from maturities and calls of securities held-to-maturity	900	1,456
Proceeds from sale of securities available-for-sale	3,895	-
Purchases of securities available-for-sale	(118,517)	(26,107)
Purchases of securities held-to-maturity	(43,403)	-
Purchases of other investments	(5)	(173)
Net change in loans	(46,652)	(18,067)
Purchases of premises and equipment	(2,947)	(689)
Proceeds from sale of premises and equipment	6	3
Net cash associated with Jefferson Bank acquisition	93,800	-
Proceeds from sale of other real estate	613	766
Purchase of other real estate	-	(450)
Net cash (used in) provided by investing activities	(48,156)	4,079

Cash flows from financing activities net of effect of purchase acquisition in 2011:
Change in deposits	22,465	6,320
Change in securities sold under agreements to repurchase	11,252	6,032
Change in federal funds purchased	-	(1,700)
Issuance of Series B preferred stock	32,000	-
Redemption of Series A preferred stock	(20,000)	-
Issuance of common stock and treasury stock, net of offering expenses	-	4,769
Payment of dividends on preferred stock	(778)	(750)
Payment of dividends on common stock	(2,046)	(1,825)
Proceeds from exercise of stock options	-	17
Net cash provided by financing activities	42,893	12,863

Net increase in cash and cash equivalents	5,895	30,028
Cash and cash equivalents, beginning of period	91,907	23,351
Cash and cash equivalents, end of period	$97,802	$53,379

Supplemental information- Noncash items
Accretion of warrants	$592	$148
Transfer of loans to other real estate	7,185	1,183
Net change in loan to ESOP	(87)	(84)

See Note 2 – Acquisition Activity for all noncash items related to the acquisition.
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
September 30, 2011
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of September 30, 2011 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

Recently Adopted Accounting Pronouncements — In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU No. 2010-29”). ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The required ASU No. 2010-29 disclosures were not required in conjunction with the Bank’s purchase of five former Jefferson Bank branches from the First Bank & Trust Company of Lubbock, Texas in Note 2 – Acquisition Activity due to the immateriality of assets acquired and liabilities assumed to the Company’s consolidated balance sheet.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”).  The ASU responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs.  The main provision of this Update requires a creditor to separately conclude whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties, in order to determine if a restructuring constitutes a TDR.  Guidance is also provided to assist the creditor in evaluating these two criteria.  Furthermore, the amendments clarify that a creditor is precluded from using the effective interest rate test, as described in the debtors guidance on restructuring payables, when evaluating whether a restructuring constitutes a TDR.  The Company adopted ASU No. 2011-02 for the interim period beginning July 1, 2011.  Adoption of ASU No. 2011-02 did not have a material impact on the Company’s results of operations, financial position or disclosures.

In September 2011, the FASB issued ASU 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this Update gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in ASC 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in ASC 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this Update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company has elected to adopt ASU 2011-08 effective for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements —In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.  ASU No. 2011-03 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

2. Acquisition Activity

On July 29, 2011, the Company’s subsidiary, MidSouth Bank, N.A. (“the Bank”), consummated the purchase of all five former Jefferson Bank locations in the Dallas-Fort Worth, Texas area. The Bank acquired the branch network from First Bank and Trust Company, which purchased Jefferson Bank’s assets in connection with the bankruptcy of Jefferson Bank’s parent company.  The Bank acquired at fair value approximately $57.7 million in performing loans and assumed approximately $165.8 million in Jefferson Bank deposits for a purchase price of approximately $10.6 million.

The Jefferson Bank transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to fair values become available.  Assets acquired totaled $166.1 million, including $57.7 million in loans, $93.8 million in cash, $0.2 million of investment securities, $3.6 million of fixed assets and $10.4 million of intangibles.  Liabilities assumed were $166.1 million, including $165.8 million of deposits.

Preliminary goodwill of $7.7 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the businesses as well as the economies of scale expected from combining the operations of the acquired branches with those of the Bank.

The following table provides the assets purchased and the liabilities assumed and the adjustments to fair value (in thousands):

Assets	As Recorded By Jefferson	Fair Value Adjustments	Fair Value
Cash	$93,800	$-	$93,800
Investment securities	175	-	175
Loans receivable	59,818	(2,124)	57,694
Fixed assets	2,240	1,392	3,632
Core deposit intangible	-	2,702	2,702
Other assets	327	-	327
Total assets acquired	$156,360	$1,970	$158,330

Liabilities
Deposits	$164,368	$1,405	$165,773
Other liabilities	283	-	283
Total liabilities assumed	164,651	1,405	166,056
Excess of liabilities assumed over assets acquired	$8,291
Aggregate fair value adjustments		$565
Goodwill			$7,726

The discount on loans receivable will be accreted to interest income over the 3 year estimated average life of the loans using the level yield method. The core deposit intangible asset is being amortized over a 10 year life on an accelerated basis. The deposit premium will be amortized over the 2.4 year average life of the related deposits as a reduction of interest expense.

The following table provides a reconciliation of goodwill:

Balance, December 31, 2010	$9,271
Addition: Jefferson Bank	7,726
Balance, September 30, 2011	$16,997

The operating results of the Company for the period ended September 30, 2011 include the operating results of the acquired assets and assumed liabilities for the 63 days subsequent to the acquisition date of July 29, 2011.  The operations of the former Jefferson Bank branches provided $359,000 in revenue, net of interest expense, and resulted in a $137,000 net loss before taxes after operating costs of $497,000 for the period from the acquisition date.  The net loss is exclusive of interest income earned on net cash received from the acquisition and is included in the consolidated financial statements.  Jefferson Bank’s results of operations prior to the acquisition are not included in the Company’s consolidated statement of income.

Acquisition related charges of $876,000 for the quarter and $998,000 for the nine month period ended September 30, 2011 are recorded in the consolidated statements of earnings and include incremental costs to execute the transaction and to integrate the operations of the Company and the former Jefferson Bank branches. Such expenses were primarily for professional services, data processing costs and other fees associated with the conversion of systems and integration of operations; costs related to branch and office consolidations, costs related to termination of existing contractual arrangements for various services, marketing and promotion expenses, retention and severance and incentive compensation costs, travel costs, and printing, supplies and other costs.

In many cases, determining the fair value of the acquired assets and assumed liabilities required that the Company estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans.  Management determined that the acquired loans were performing and that there was no evidence of credit quality deterioration. Therefore, these loans are accounted for under ASC 310-20 and accordingly, contractual cash flows equal the expected cash flows. The loans are categorized into different loan pools per loan types. The Company determined expected cash flows on the acquired loans based on the best available information at the date of acquisition.  In accordance with GAAP, there was no carry-over of Jefferson Bank’s previously established allowance for loan losses.

Loans at the acquisition date of July 29, 2011 are presented in the following table (in thousands).

Residential	$6,327
Residential construction	2,190
Commercial and industrial	10,957
Commercial real estate	27,300
Land	9,950
Agriculture	312
Home equity lines of credit	183
Installment	475
$57,694

3.  Investment Securities

At September 30, 2011, the investment portfolio included approximately $33.9 million of GNMA collateralized mortgage obligations (“CMOs”) backed by commercial mortgages, compared with approximately $3.1 million at December 31, 2010.  As a result of the increase in this type of investment, the CMO category has been subdivided into residential and commercial as of September 30, 2011 and December 31, 2010.  With the exception of three private-label CMOs with a combined balance remaining of $148,000 at September 30, 2011, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The portfolio of securities consisted of the following (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$81,133	$843	$-	$81,976
Obligations of state and political subdivisions	91,987	5,984	-	97,971
GSE mortgage-backed securities	75,063	4,456	-	79,519
Collateralized mortgage obligations: residential	39,209	711	5	39,915
Collateralized mortgage obligations: commercial	25,662	693	-	26,355
	$313,054	$12,687	$5	$325,736

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$116,560	$1,138	$-	$117,698
Obligations of state and political subdivisions	105,376	3,593	117	108,852
GSE mortgage-backed securities	10,642	830	-	11,472
Collateralized mortgage obligations: residential	21,849	882	43	22,688
Collateralized mortgage obligations: commercial	3,045	54	-	3,099
	$257,472	$6,497	$160	$263,809

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$340	$3	$-	$343
GSE mortgage-backed securities	35,821	375	-	36,196
Collateralized mortgage obligations: commercial	7,575	-	-	7,575
	$43,736	$378	$-	$44,114

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$1,588	$20	$-	$1,608

The amortized cost and fair value of debt securities at September 30, 2011 by contractual maturity are shown in the following table (in thousands) with the exception of mortgage-backed securities and collateralized mortgage obligations.   Expected maturities may differ from contractual maturities for mortgage-backed securities and collateralized mortgage obligations because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$56,427	$56,892
Due after one year through five years	73,917	76,940
Due after five years through ten years	36,150	39,132
Due after ten years	6,626	6,983
Mortgage-backed securities and collateralized mortgage obligations:
Residential	114,272	119,434
Commercial	25,662	26,355
	$313,054	$325,736

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$140	$142
Due after one year through five years	200	201
Mortgage-backed securities and collateralized mortgage obligations:
Residential	35,821	36,196
Commercial	7,575	7,575
	$43,736	$44,114

Details concerning investment securities with unrealized losses are as follows (in thousands):

	September 30, 2011
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Collateralized mortgage obligations: residential	$-	$-	$148	$5	$148	$5
	$-	$-	$148	$5	$148	$5

	December 31, 2010
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Obligations of state and political subdivisions	$6,919	$117	$-	$-	$6,919	$117
Collateralized mortgage obligations: residential	4,689	36	227	7	4,916	43
	$11,608	$153	$227	$7	$11,835	$160

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

The unrealized losses on debt securities at September 30, 2011 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Two of the 22 collateralized mortgage obligations contained unrealized losses at September 30, 2011.  Management identified no impairment related to credit quality.  At September 30, 2011, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company sold five securities classified as available-for-sale and one security classified as held-to-maturity.  Of the available-for-sale securities, four securities were sold with gains totaling $94,000 and one security was sold at a loss of $4,000 for a net gain of $90,000.  The securities were sold as a result of an external review performed on the municipal securities portfolio.  The decision to sell the one held to maturity security, which was sold at a gain of $9,000, was based on the inability to obtain current financial information on the municipality.  The sale was consistent with action taken on other securities with a similar deficiency, as identified in the external review.  The Company did not sell any investment securities during the nine month period ending September 30, 2010.

Securities with an aggregate carrying value of approximately $148.0 million and $150.6 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

4.  Other Investments

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

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of September 30, 2011 and December 31, 2010, based upon quarterly reviews, management determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

FRB-Atlanta	$1,628	$1,624
FHLB-Dallas	586	584
Other bank stocks	713	713
CRA investment	2,130	2,141
	$5,057	$5,062

5.   Credit Quality of Loans and Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$7,313	$8,471	$8,813	$7,995
Provision for loan losses	650	1,500	3,150	4,150
Recoveries	48	58	256	209
Loans charged-off	(682)	(1,583)	(4,890)	(3,908)
Balance, end of period	$7,329	$8,446	$7,329	$8,446

The Company’s loans individually evaluated for impairment were approximately $12.2 million at September 30, 2011 and $25.2 million at December 31, 2010.  Specific reserves totaling $605,000 were established for $3.0 million of impaired loans reported at September 30, 2011.  At December 31, 2010, specific reserves totaling $3.1 million were established for $11.9 million of impaired loans.  Interest recognized on impaired loans totaled $357,000 at September 30, 2011.  Loans classified as TDRs totaled $461,000 and $653,000 at September 30, 2011 and December 31, 2010, respectively.  Four commercial loans were classified as TDRs due to a reduction in monthly payments granted to the borrowers and one small consumer loan was classified as a TDR due to a credit exception granted to the borrower.  As of September 30, 2011, there have been no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs.

To provide greater transparency on non-performing assets, additional disclosures required by ASU 2010-20 have been included below.  Allowance for loan losses is reported by portfolio segment and further detail of credit quality indicators are provided by class of loans.

Modifications by Class of Loans (in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructuring as of September 30, 2011:
Commercial, financial, and agricultural	4	$449	$449
Consumer - other	1	12	12
		$461	$461

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructuring as of December 31, 2010:
Commercial, financial, and agricultural	1	$194	$194
Commercial real estate - other	1	446	446
Consumer - other	1	13	13
		$653	$653

Allowance for Loan Losses and Recorded Investment in Loans
For the Nine Months Ended September 30, 2011 (in thousands)
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,664	$2,963	$2,565	$862	$730	$29	$-	$8,813
Charge-offs	(625)	(2,377)	(1,219)	(214)	(436)	(19)	-	(4,890)
Recoveries	128	13	1	4	110	-	-	256
Provision	870	1,029	636	222	385	8	-	3,150
Ending balance	$2,037	$1,628	$1,983	$874	$789	$18	$-	$7,329
Ending balance: individually evaluated for impairment	$369	$66	$41	$26	$103	$-	$-	$605

Loans:
Ending balance	$212,233	$60,055	$262,983	$78,188	$54,779	$4,472	716	$673,426
Ending balance: individually evaluated for impairment	$4,744	$3,741	$2,072	$1,420	$254	$-	$-	$12,231

Allowance for Loan Losses and Recorded Investment in Loans
For the Year Ended December 31, 2010 (in thousands)
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$2,105	$2,240	$1,683	$631	$1,315	$21	$-	$7,995
Charge-offs	(1,333)	(1,478)	(130)	(146)	(1,368)	(1)	-	(4,456)
Recoveries	50	1	1	60	141	1	-	254
Provision	842	2,200	1,011	317	642	8	-	5,020
Ending balance	$1,664	$2,963	$2,565	$862	$730	$29	$-	$8,813
Ending balance: individually evaluated for impairment	$27	$2,024	$827	$84	$91	$-	$-	$3,053

Loans:
Ending balance	$177,598	$54,164	$208,764	$72,460	$62,272	$4,748	$806	$580,812
Ending balance: individually evaluated for impairment	$3,549	$10,813	$8,780	$1,761	$275	$-	$-	$25,178

Credit Quality Indicators by Class of Loans
As of September 30, 2011 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate -Other	Commercial Total	% of Total Commercial
Pass	$202,560	$44,751	$248,757	$496,068	93.77%
Special mention	1,994	3,458	6,119	11,571	2.19%
Substandard	7,679	5,590	8,107	21,376	4.04%
	$212,233	$53,799	$262,983	$529,015	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential - Construction	Residential - Prime	Residential - Subprime	Residential Total	% of Total Residential
Pass	$6,156	$73,213	$-	$79,369	93.99%
Special mention	-	2,237	-	2,237	2.65%
Substandard	100	2,738	-	2,838	3.36%
	$6,256	$78,188	$-	$84,444	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - Credit Card	Consumer - Other	Finance Leases Commercial	Other Loans	Consumer Total	% of Total Consumer
Performing	$4,882	$49,631	$4,472	$716	$59,701	99.56%
Nonperforming	10	256	-	-	266	.44%
	$4,892	$49,887	$4,472	$716	$59,967	100.00%

Credit Quality Indicators by Class of Loans
As of December 31, 2010 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate -Other	Commercial Total	% of Total Commercial
Pass	$165,581	$32,061	$191,089	$388,731	89.50%
Special Mention	3,661	3,851	3,726	11,238	2.59%
Substandard	8,356	12,077	13,949	34,382	7.91%
	$177,598	$47,989	$208,764	$434,351	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential - Construction	Residential - Prime	Residential - Subprime	Residential Total	% of Total Residential
Pass	$5,959	$66,867	$-	$72,826	92.61%
Special mention	-	2,501	-	2,501	3.18%
Substandard	216	3,092	-	3,308	4.21%
	$6,175	$72,460	$-	$78,635	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - Credit Card	Consumer - Other	Finance Leases Commercial	Other Loans	Consumer Total	% of Total Consumer
Performing	$5,318	$56,905	$4,748	$806	$67,777	99.93%
Nonperforming	-	49	-	-	49	0.07%
	$5,318	$56,954	$4,748	$806	$67,826	100.00%

Age Analysis of Past Due Loans by Class of Loans (in thousands)

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of September 30, 2011
Commercial, financial, and agricultural	$419	$115	$3,091	$3,625	$208,608	$212,233	$47
Commercial real estate – construction	431	129	419	979	59,076	60,055	-
Commercial real estate - other	1,113	265	1,143	2,521	260,462	262,983	-
Consumer - credit card	60	17	10	87	4,805	4,892	10
Consumer - other	393	126	236	755	49,132	49,887	14
Residential - construction	-	-	-	-	-	-	-
Residential - prime	741	122	478	1,341	76,847	78,188	16
Residential - subprime	-	-	-	-	-	-	-
Other loans	84	-	-	84	632	716	-
Finance leases commercial	-	-	-	-	4,472	4,472	-
	$3,241	$774	$5,377	$9,392	$664,034	$673,426	$87

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of December 31, 2010
Commercial, financial, and agricultural	$1,298	$114	$2,405	$3,817	$173,781	$177,598	$17
Commercial real estate - construction	3,334	-	3,324	6,658	41,331	47,989	-
Commercial real estate - other	642	6,579	1,234	8,455	200,309	208,764	-
Consumer - credit card	50	23	-	73	5,245	5,318	-
Consumer - other	407	79	280	766	56,188	56,954	49
Residential - construction	-	-	-	-	6,175	6,175	-
Residential - prime	1,023	22	1,155	2,200	70,260	72,460	-
Residential - subprime	-	-	-	-	-	-	-
Other loans	102	3	-	105	701	806	-
Finance leases commercial	-	-	-	-	4,748	4,748	-
	$6,856	$6,820	$8,398	$22,074	$558,738	$580,812	$66

(1)	Past due amounts may include loans on nonaccrual status.

Impaired Loans (in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of September 30, 2011
With no related allowance recorded:
Commercial, financial, and agricultural	$2,924	$3,042	$-	$2,187	$68
Commercial real estate – construction	3,419	3,419	-	4,131	155
Commercial real estate – other	1,744	1,744	-	1,894	38
Consumer – other	28	39	-	39	-
Residential – prime	1,113	1,113	-	1,244	32
Finance leases	-	-	-	9	-
Other	-	-	-	8	-
Subtotal:	$9,228	$9,357	$-	$9,512	$293
With an allowance recorded:
Commercial	1,820	1,820	370	1,706	49
Commercial real estate – construction	322	322	66	1,500	9
Commercial real estate – other	328	328	41	254	-
Consumer – other	225	229	102	211	6
Residential – prime	308	308	26	274	-
Subtotal:	$3,003	$3,007	$605	$3,945	$64
Totals:
Commercial	10,557	10,675	477	11,689	319
Consumer	253	268	102	250	6
Residential	1,421	1,421	26	1,518	32
Grand total:	$12,231	$12,364	$605	$13,457	$357

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2010
With no related allowance recorded:
Commercial, financial, and agricultural	$3,291	$3,538	$-	$4,036	$85
Commercial real estate – construction	5,918	9,175	-	5,584	179
Commercial real estate – other	2,407	2,487	-	1,941	114
Consumer – other	90	90	-	80	8
Residential – prime	1,549	1,549	-	1,166	77
Subtotal:	$13,255	$16,839	$-	$12,807	$463
With an allowance recorded:
Commercial	258	258	27	1,671	6
Commercial real estate – construction	4,895	4,895	2,024	4,098	140
Commercial real estate – other	6,373	6,373	827	6,632	2
Consumer – other	185	185	91	262	3
Residential – prime	212	212	84	320	12
Subtotal:	$11,923	$11,923	$3,053	$12,983	$163
Totals:
Commercial	23,142	26,726	2,878	23,962	526
Consumer	275	275	91	342	11
Residential	1,761	1,761	84	1,486	89
Grand total:	$25,178	$28,762	$3,053	$25,790	$626

Loans on Nonaccrual Status (in thousands)

	September 30, 2011	December 31, 2010
Commercial, financial, and agricultural	$4,295	$2,589
Commercial real estate - construction	988	8,220
Commercial real estate - other	1,566	7,378
Consumer - credit card	-	-
Consumer - other	242	261
Residential - construction	-	-
Residential - prime	848	1,155
Residential - subprime	-	-
Other loans	-	-
Finance leases commercial	-	-
	$7,939	$19,603

6.     Stockholders’ Equity

In August 2011, the Company repaid $20.0 million in Series A Preferred Stock issued to the Treasury under the Capital Purchase Plan (“CPP”) with funds from the U.S. Treasury’s Small Business Lending Fund (“SBLF”) authorized by Congress under the Small Business Jobs Act of 2010.  Repayment of the 20,000 shares of Series A Preferred Stock under the CPP resulted in accelerated accretion of discount on the preferred stock of approximately $444,000 in the third quarter of 2011.  As a result of the repurchase of the Series A Preferred Stock, all of the TARP limitations affecting the Company were removed.  In connection with the SBLF, the Company issued $32.0 million in Series B Preferred Stock to the Treasury.  The dividend rate on the Series B Preferred Stock will be between 1% and 5% based on the level of qualified small business loans through the end of the ninth dividend period ending September 30, 2013.  Beginning with the tenth dividend period and under certain conditions, the dividend rate could be as high as 9%.

7.  Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings available to common shareholders	$296	$939	$1,792	$3,026
Weighted average number of common shares outstanding used in computation of basic earnings per common share	9,726	9,709	9,723	9,697
Effect of dilutive securities:
Stock options	11	16	13	18
Restricted stock	3	-	4	-
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	9,740	9,725	9,740	9,715

Options to acquire 18,331 and 23,335 shares of common stock were not included in computing diluted earnings per share for the quarter and nine months ended September 30, 2011 and 2010, respectively, because the effect of these shares was anti-dilutive.  For the quarter and nine months ended September 30, 2010, 21,366 shares of restricted stock were not included in computed diluted earnings because the effect of these shares was anti-dilutive.  As a result of the completion of a qualified equity offering in December 2009, warrants issued to the U. S. Department of the Treasury (the “Treasury”) to purchase 208,768 shares of our common stock were reduced to 104,384 shares.  The remaining 104,384 shares subject to the warrants were anti-dilutive and not included in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2011.

8.     Declaration of Dividends

A first quarter dividend of $0.07 per share for holders of common stock of record on March 17, 2011 was declared on January 25, 2011 and was paid on April 1, 2011.  On April 26, 2011, the Company declared a second quarter dividend of $0.07 per share for holders of common stock of record on June 16, 2011, and was paid on July 1, 2011.  A third quarter dividend was declared on July 27, 2011 in the amount of $0.07 per share for holders of common stock of record on September 16, 2011 and paid on October 1, 2011.  On October 25, 2011, the Company declared a fourth quarter dividend of $0.07 per share for holders of common stock of record December 15, 2011 to be paid on January 3, 2012.

9.     Fair Value Measurement

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques

Following is a description of valuation methodologies used for assets and liabilities which are either recorded or disclosed at fair value.

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

Assets Recorded at Fair Value

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at September 30, 2011 using:
Description	at September 30, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$81,976	$-	$81,976	$-
Obligations of state and political subdivisions	97,971	-	97,971	-
GSE mortgage-backed securities	79,519	-	79,519	-
Collateralized mortgage obligations: residential	39,915	-	39,915	-
Collateralized mortgage obligations: commercial	26,355	-	26,355	-
	$325,736	$-	$325,736	$-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2010 using:
Description	at December 31, 2010	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$117,698	$-	$117,698		$-
Obligations of state and political subdivisions	108,852	-	108,852		-
GSE mortgage-backed securities	11,472	-	11,472		-
Collateralized mortgage obligations: residential	22,688	-	22,688		-
Collateralized mortgage obligations: commercial	3,099	-	3,099		-
	$263,809		$263,809	$

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at September 30, 2011 using:
Description	at September 30, 2011	Level 1	Level 2	Level 3

Impaired loans	$2,970	$-	$2,970	$-
Other real estate	$7,278	$-	$7,278	$-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2010 using:
Description	at December 31, 2010	Level 1	Level 2	Level 3
Impaired loans	$12,841	$-	$12,841	$-
Other real estate	$1,206	$-	$1,206	$-

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

The estimated fair values of the Company’s financial instruments are as follows at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$97,802	$97,802	$91,907	$91,907
Time deposits held in banks	-	-	5,164	5,206
Securities available-for-sale	325,736	325,736	263,809	263,809
Securities held-to-maturity	43,736	44,114	1,588	1,608
Other investments	5,057	5,057	5,062	5,062
Loans, net	666,097	675,497	571,999	580,033
Cash surrender value of life insurance policies	4,813	4,813	4,698	4,698
Financial liabilities:
Non-interest-bearing deposits	222,937	222,937	199,460	199,460
Interest-bearing deposits	766,073	768,973	601,312	602,188
Securities sold under agreements to repurchase	55,078	55,078	43,826	43,826
Junior subordinated debentures	15,465	17,342	15,465	16,031

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company") is a bank holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly-owned subsidiary bank MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in south Louisiana and southeast Texas with 39 locations and is connected to a worldwide ATM network that provides customers with access to more than 43,000 surcharge-free ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

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

Forward-Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties.  The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “could,” “would,” “should,” “potential,” “forecast” and similar expressions are typically used to identify forward-looking statements.  These statements include, among others, statements regarding future results, improvements in classified and criticized assets, changes in the local and national economy, the work-out of nonaccrual loans, the integration of operations from recently completed acquisitions, the competition for other potential acquisitions and the impact of regulatory changes regarding electronic transactions.  Actual results may differ materially from the results anticipated in these forward-looking statements.  Factors that might cause such a difference include, among other matters, changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels; changes in local economic and business conditions, including, without limitation, changes related to the oil and gas industries, that could adversely affect customers and their ability to repay borrowings under agreed upon terms, adversely affect the value of the underlying collateral related to their borrowings, and reduce demand for loans; the timing and ability to reach any agreement to restructure nonaccrual loans;  increased competition for deposits and loans which could affect compositions, rates and terms; the timing and impact of future acquisitions, the success or failure of integrating operations, and the ability to capitalize on growth opportunities upon entering new markets; loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels; legislative and regulatory changes, including the impact of regulations under the Dodd-Frank Wall Street Reform and Consumer Protections Act of 2010 (the “Dodd-Frank Act”) and other changes in banking, securities and tax laws and regulations and their application by our regulators, changes in the scope and cost of FDIC insurance and other coverage; and other factors discussed under the heading “Risk Factors” in MidSouth’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011 and in our other filings with the SEC.  We can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition.  We disclaim any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

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

Recent Developments

On July 29, 2011, we completed our acquisition of five branches from Jefferson Bank and First Bank and Trust Company.  The five acquired branches are located in the Dallas-Fort Worth, Texas area and the acquisition included $68.9 million in loans and the assumption of $164.3 million in deposits.  We began operating the five branches under the Bank’s name on August 1, 2011 and successfully converted operating systems on September 9, 2011.  Our results of operations for the periods ended September 30, 2011 include 63 days of operations of these acquired branches.

During the third quarter, the Bank executed agreements to acquire one branch from Beacon Federal in Tyler, Texas and three branches from First Louisiana National Bank (“FLNB”) in Breaux Bridge, Louisiana.  On October 25, 2011, the shareholders of the parent holding company of FLNB approved the Bank’s acquisition of the FLNB branches.  In addition, in late October, we also received regulatory approval for the acquisition of the Beacon Federal Branch.  Pending receipt of the remaining necessary regulatory approvals and satisfaction of other customary closing conditions, both transactions are expected to close late in the fourth quarter of 2011.  Additional information on the two pending transactions can be found under the Investor Relations tab of our website at www.midsouthbank.com. We are not incorporating by reference into this report the information contained on our website, therefore the content of the website is not part of this report.

As described below, in August we issued new shares of Series B Preferred Stock under the U.S. Treasury’s Small Business Lending Fund (“SBLF”) authorized by Congress under the Small Business Jobs Act of 2010 and used a portion of the proceeds to repay our Series A Preferred Stock issued to the Treasury under the Capital Purchase Plan.

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $296,000 for the third quarter of 2011, compared to net earnings available to common shareholders of $939,000 reported for the third quarter of 2010.  Diluted earnings for the third quarter of 2011 were $0.03 per common share, down from the $0.09 per common share for the third quarter of 2010.

Third quarter 2011 net earnings available to common shareholders were impacted by the repayment of $20.0 million in Series A Preferred Stock issued to Treasury under the CPP with a portion of the funds received from the Company’s issuance of $32.0 million of a new Series B Preferred Stock to Treasury under the SBLF program.   Repayment of the Series A Preferred Stock under the CPP resulted in accelerated accretion of discount on the preferred stock of approximately $444,000 in the third quarter of 2011, or approximately $0.05 per share.  Dividends paid on the Series A Preferred Stock was $150,000 and dividends on the Series B Preferred Stock totaled $160,000 for the third quarter of 2011.  The remaining $12.0 million in gross proceeds received from the issuance of the Series B Preferred Stock was contributed by the Company to the Bank to support loan growth.

The Company incurred $876,000 in acquisition and conversion costs associated with the Jefferson Bank branch acquisition during the third quarter of 2011 that reduced diluted earnings per share by $0.06 on an after-tax basis.

For the nine months ended September 30, 2011, net income available to common shareholders totaled $1.8 million compared to earnings of $3.0 million for the first nine months of 2010.  Diluted earnings per share were $0.18 for the first nine months of 2011, compared to $0.31 for the first nine months of 2010.

Third quarter 2011 net earnings before dividends and discount accretion on preferred stock totaled $1.1 million compared to $1.2 million for the third quarter of 2010.  Net earnings decreased despite a $1.4 million increase in net interest income and an $850,000 decrease in the provision for loan losses primarily due to a $2.1 million increase in non-interest expense and a $0.3 million decline in non-interest income.  Included in the $1.4 million increase in net interest income is $334,000 of net interest income earned from the acquisition of the former Jefferson Bank branches in July 2011.  Non-interest expense increased $2.1 million in prior year quarterly comparison and included $876,000 in acquisition and conversion expenses related to the Jefferson Bank branch acquisition. Operating expenses recorded for the former Jefferson Bank branches during the third quarter 2011 totaled $497,000.

In year-over-year comparison, net earnings before dividends and discount accretion on preferred stock decreased $730,000 as a result of a $1.8 million reduction in non-interest income and a $2.1 million increase in non-interest expense that offset a $1.9 million improvement in net interest income and a $1.0 million decrease in provision for loan loss.  The $1.8 million decrease in non-interest income was driven by a $2.4 million reduction in NSF fee income due to a lower volume of NSF transactions processed.  The $2.1 million increase in non-interest expense included $998,000 in acquisition and conversion costs and $497,000 in operating costs for the acquired branches.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.57% and 4.72% for the three months ended September 30, 2011 and 2010, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, respectively.

Fully taxable-equivalent (“FTE”) net interest income totaled $12.0 million and $10.7 million for the quarters ended September 30, 2011 and 2010, respectively.  The FTE net interest income increased $1.3 million in prior year comparison primarily due to a $140.7 million increase in the volume of average earning assets primarily as a result of the Jefferson Bank branch acquisition.  The average volume of loans increased $55.0 million in quarterly comparison and the average yield on loans fell 15 basis points, from 6.82% to 6.67%.  Discount accretion on acquired loans added 7 basis points to the average yield on loans for the third quarter of 2011.  Net of the impact of discount accretion, average loan yields declined 22 basis points in prior year quarterly comparison to 6.60%.  Loan yields have declined primarily due to lower repricing rates as a result of a competitive environment and lower market interest rates.

The average volume of investment securities increased $44.9 million in quarterly comparison as a portion of excess cash flow from the acquisition was placed primarily in agency mortgage-backed securities.  The average yield on investment securities decreased 19 basis points, from 3.44% to 3.25% primarily due to lower reinvestment rates and a reduction in the volume and yield on tax exempt securities within the portfolio. The average volume of overnight interest bearing deposits earning 0.26% increased $40.7 million also as a result of cash absorbed with the acquisition.  The average yield on all earning assets decreased 39 basis points in prior year quarterly comparison, from 5.52% for the third quarter of 2010 to 5.13% for the third quarter of 2011.   Net of the impact of discount accretion, the average yield on total earning assets declined 44 basis points, from 5.52% to 5.08% for the three month periods ended September 30, 2010 and 2011, respectively.

Interest expense decreased due to a 36 basis point reduction in the average rate paid on interest bearing liabilities, from 1.11% at September 30, 2010 to 0.75% at September 30, 2011.  The average volume of interest-bearing deposits increased $116.9 million in prior year quarterly comparison primarily due to deposits acquired with the Jefferson Bank branch purchase.  Excluding the premium amortization on acquired certificates of deposit, the average rate paid on interest bearing liabilities was 0.87% for the third quarter of 2011 compared to 1.11% for the third quarter of 2010.  The average rate paid on interest bearing liabilities has decreased as offering rates on interest bearing deposits and repurchase agreements with bank customers have been adjusted over the past 12 months to reflect reductions in market rates.

The average rate paid on the Company’s junior subordinated debentures decreased 13 basis points from third quarter of 2010 to third quarter of 2011 due to the rate change on the $8.2 million of variable rate debentures.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at September 30, 2011 was 2.85%.  The debentures mature on September 20, 2034 but may be repaid sooner, under certain circumstances.  The Company also has outstanding $7.2 million of junior subordinated debentures due 2031 that carry a fixed interest rate of 10.20%.

As a result of these changes in volume and yield on earning assets and interest bearing liabilities, the FTE net interest margin decreased 15 basis points, from 4.72% for the third quarter of 2010 to 4.57% for the third quarter of 2011.  Excluding a 13 basis point effect of discount accretion on acquired loans and premium amortization on acquired certificates of deposit, the FTE margin decreased 28 basis points, from 4.72% for the third quarter of 2010 to 4.44% for the third quarter of 2011.

In year-to-date comparison, FTE net interest income increased $1.7 million primarily due to a $1.4 million reduction in interest expense.  Interest expense decreased primarily due to a 36 basis point reduction in the average rate paid on interest-bearing liabilities, from 1.18% at September 30, 2010 to 0.82% at September 30, 2011, driven by a decrease in the average rate paid on interest-bearing deposits and repurchase agreements.  Excluding a 4 basis point effect of premium amortization on acquired certificates of deposit from the branch acquisition, the average rate paid on interest-bearing liabilities was 0.86% at September 30, 2011.   Interest income on average earning assets increased $284,000 in year-to-date comparison, as an $83.1 million increase in the average volume of earning assets offset a 44 basis point reduction in the average yield on earning assets, from 5.60% at September 30, 2010 to 5.16% at September 30, 2011, driven by lower loan and investment yields.  Excluding a 2 basis point effect of discount accretion on acquired loans, the average yield on earning assets was 5.14% at September 30, 2011.  The FTE net interest margin declined 17 basis points, from 4.73% for the nine months ended September 30, 2010 to 4.56% for the nine months ended September 30, 2011.  Excluding purchase accounting adjustments, the FTE net interest margin declined 21 basis points, from 4.73% to 4.52% for the nine months ended September 30, 2010 and 2011, respectively.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended September 30,
	2011			2010
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$223,933	$1,407	2.51%	$161,183	$925	2.30%
Tax exempt2	90,677	1,150	5.07%	108,555	1,392	5.13%
Total investment securities	314,610	2,557	3.25%	269,738	2,317	3.44%
Federal funds sold	4,647	2	0.17%	4,594	3	0.26%
Time and interest bearing deposits in other banks	74,438	49	0.26%	33,704	58	0.68%
Other investments	5,058	43	3.40%	5,066	44	3.47%
Loans
Commercial and real estate	567,274	9,177	6.42%	495,940	8,150	6.52%
Installment	75,327	1,626	8.56%	91,656	1,954	8.46%
Total loans3	642,601	10,803	6.67%	587,596	10,104	6.82%
Total earning assets	1,041,354	13,454	5.13%	900,698	12,526	5.52%
Allowance for loan losses	(7,051)			(8,249)
Nonearning assets	114,213			93,333
Total assets	$1,148,516			$985,782

Liabilities and shareholders’ equity
NOW, money market, and savings	$505,013	$530	0.42%	$465,420	$872	0.74%
Time deposits	198,101	483	0.97%	120,838	453	1.49%
Total interest bearing deposits	703,114	1,013	0.57%	586,258	1,325	0.90%
Securities sold under repurchase agreements	49,819	207	1.65%	51,920	249	1.90%
Junior subordinated debentures	15,465	242	6.12%	15,465	247	6.25%
Total interest bearing liabilities	768,398	1,462	0.75%	653,643	1,821	1.11%

Demand deposits	224,437			187,755
Other liabilities	10,924			6,997
Shareholders’ equity	144,757			137,387
Total liabilities and shareholders’ equity	$1,148,516			$985,782

Net interest income and net interest spread		$11,992	4.38%		$10,705	4.41%
Net yield on interest earning assets			4.57%			4.72%

1   Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2   Interest income of $334,000 for 2011 and $406,000 for 2010 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
3   Interest income includes loan fees of $804,000 for 2011 and $929,000 for 2010.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Nine Months Ended September 30,
	2011			2010
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$200,559	3,538	2.35%	$152,383	$2,816	2.46%
Tax exempt2	95,546	3,664	5.11%	109,938	4,247	5.15%
Total investment securities	296,105	7,202	3.24%	262,321	7,063	3.59%
Federal funds sold	4,758	7	0.19%	2,351	4	0.22%
Time and interest bearing deposits in other banks	68,217	170	0.33%	36,811	214	0.78%
Other investments	5,059	116	3.06%	4,989	113	3.02%
Loans
Commercial and real estate	520,736	25,102	6.44%	486,231	23,868	6.56%
Installment	77,630	4,913	8.46%	96,673	5,964	8.25%
Total loans3	598,366	30,015	6.71%	582,904	29,832	6.84%
Total earning assets	972,505	37,510	5.16%	889,376	37,226	5.60%
Allowance for loan losses	(7,301)			(7,952)
Nonearning assets	100,033			92,896
Total assets	$1,065,237			$974,320

Liabilities and shareholders’ equity
NOW, money market, and savings	$497,725	$1,794	0.48%	$466,372	$2,834	0.81%
Time deposits	141,985	1,191	1.12%	123,264	1,482	1.61%
Total interest bearing deposits	639,710	2,985	0.62%	589,636	4,316	0.98%
Securities sold under repurchase agreements	47,230	602	1.70%	47,433	713	2.01%
Federal funds purchased	-	-		325	2	0.81%
Other borrowings	-	-		912	3	0.44%
Junior subordinated debentures	15,465	726	6.19%	15,465	731	6.23%
Total interest bearing liabilities	702,405	4,313	0.82%	653,771	5,765	1.18%

Demand deposits	214,819			178,492
Other liabilities	8,069			6,247
Shareholders’ equity	139,944			135,810
Total liabilities and shareholders’ equity	$1,065,237			$974,320

Net interest income and net interest spread		$33,197	4.34%		$31,461	4.42%
Net yield on interest earning assets			4.56%			4.73%

1  Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2  Interest income of $1,067,000 for 2011 and $1,238,000 for 2010 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
3Interest income includes loan fees of $2,384,000 for 2011 and $2,442,000 for 2010.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended September 30, 2011 compared to September 30, 2010
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	482	387	95
Tax exempt	(242)	(227)	(15)
Federal funds sold	(1)	-	(1)
Time and interest bearing deposits in other banks	(9)	42	(51)
Other investments	(1)	-	(1)
Loans, including fees	699	929	(230)
Total	928	1,131	(203)

Interest paid on:
Interest bearing deposits	(312)	230	(542)
Securities sold under repurchase agreements	(42)	(10)	(32)
Junior subordinated debentures	(5)	-	(5)
Total	(359)	220	(579)

Taxable-equivalent net interest income	$1,287	$911	$376

Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Nine Months Ended September 30, 2011 compared to September 30, 2010
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	722	855	(133)
Tax exempt	(583)	(552)	(31)
Federal funds sold	3	4	(1)
Time and interest bearing deposits in other banks	(44)	121	(165)
Other investments	3	2	1
Loans, including fees	183	782	(599)
Total	284	1,212	(928)

Interest paid on:
Interest bearing deposits	(1,331)	342	(1,673)
Securities sold under repurchase agreements	(111)	(3)	(108)
Federal funds purchased	(2)	(2)	-
Other borrowings	(3)	(3)	-
Junior subordinated debentures	(5)	-	(5)
Total	(1,452)	334	(1,786)
Taxable-equivalent net interest income	$1,736	$878	$858

Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income for the third quarter of 2011 totaled $3.4 million, a decrease of $338,000 from the $3.7 million earned in the third quarter of 2010.  For the nine month period ended September 30, 2011, non-interest income totaled $9.6 million compared to $11.4 million for the nine months ended September 30, 2010, a net decrease of $1.8 million year-over-year.  In prior-year quarterly comparison, non-interest income decreased primarily due to a $646,000 decrease in service charges on deposit accounts as a result of fewer NSF transactions processed.  The decrease in service charges on deposit accounts was partially offset by a $105,000 increase in ATM/debit card income and a $203,000 increase in other non-interest income, primarily from net rental income recorded on ORE.

In year-to-date comparison, the $1.8 million decrease in non-interest income was also driven by a reduction in the volume of NSF transactions processed.  Service charge income on deposit accounts decreased $2.4 million and was partially offset by increases of $308,000 in ATM and debit card income and $252,000 in other non-interest income, primarily net rental income recorded on ORE.  Additionally, net gains on sales of investment securities of $99,000 were recorded for the nine months ended September 30, 2011.

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

Non-interest Expenses

Non-interest expense increased $2.1 million in prior year quarterly comparison and included $876,000 in acquisition and conversion expenses related to the Jefferson Bank branch acquisition. Operating expenses recorded for the former Jefferson Bank branches during the third quarter 2011 totaled $497,000.   Other increases in non-interest expenses (exclusive of branch acquisition, conversion, and operating costs) included $373,000 in expenses on ORE and repossessed assets, $292,000 in salary expense and $174,000 in benefit costs.  Other increases in marketing expenses ($154,000) and occupancy expenses ($163,000) were offset by decreases in internet banking processing costs ($287,000) and FDIC fees ($146,000).

Non-interest expense increased $2.1 million in year-over-year comparison, from $33.0 million at September 30, 2010 to $35.1 million at September 30, 2011.  The $2.1 million increase included  $998,000 in acquisition and conversion costs and $497,000 in operating costs for the acquired branches.  Other increased non-interest expenses included primarily $721,000 in expenses on ORE and repossessed assets and $480,000 in salary and benefits costs, which were partially offset by a $355,000 reduction in internet banking processing costs.

Expenses on ORE increased in both prior year quarterly and year-over-year comparison due primarily to five properties added in the first nine months of 2011.  For the nine months ended September 30, 2011, the increase included $708,000 in general expenses incurred on ORE properties and other assets repossessed, $434,000 in losses on valuation of ORE, and $86,000 in losses on sales of properties and other assets repossessed.

Analysis of Balance Sheet

Total assets at September 30, 2011 were $1.2 billion compared to $1.00 billion at December 31, 2010.  Total assets increased $219.6 million during the first nine months of 2011 primarily due to the Jefferson Bank branch acquisition and growth in our existing markets.  Deposits totaled $989.0 million as of September 30, 2011 compared to $800.8 million at December 31, 2010.  Of the $188.2 million growth in deposits, $164.3 million resulted from the branch acquisition.  Although the Jefferson Bank deposit mix had a higher volume of Certificates of Deposit, we maintained a strong deposit mix of non-interest and interest bearing deposits.  Non-interest bearing deposits were 22.5% of total deposits at September 30, 2011 compared to 24.9% at December 31, 2010.  Total loans were $673.4 million at September 30, 2011, an increase of $92.6 million compared to $580.8 million at December 31, 2010.  Of the increase, we acquired $68.9 million in performing loans, including $59.8 million of Jefferson Bank loans and $9.1 million of participation loans from First Bank and Trust in connection with the branch acquisition.  The additional $23.7 million in loan growth over the past nine months resulted primarily from improved loan demand and funding activity in the third quarter of 2011.

Securities available-for-sale totaled $325.7 million at September 30, 2011, up $61.9 million from $263.8 million at December 31, 2010.  Securities held-to-maturity increased $42.1 million, from $1.6 million at December 31, 2010 to $43.7 at September 30, 2011.  During  the nine months ended September 30, 2011, we had a high liquidity level primarily as a result of cash flows from the investment portfolio, increased deposits and net cash received in the Jefferson Bank branch acquisition.  Excess cash flows were used to purchase $118.5 million in available-for-sale securities and $43.4 million in held-to-maturity securities.  Given the high volume of purchases made in a historically low rate environment, we designated the $43.4 million in purchases as held-to-maturity to allow some reduction in the mark-to-market volatility.  The purchases were comprised primarily of government-sponsored mortgage-backed securities and collateral mortgage obligations and provided incremental yield improvement in the securities portfolio.

The composition of the Company’s loan portfolio is reflected in Table 5 below.

Table 5 Composition of Loans (in thousands)
	September 30, 2011	December 31, 2010
Commercial, financial, and agricultural	$212,233	$177,598
Lease financing receivable	4,472	4,748
Real estate – commercial	262,983	208,764
Real estate – residential	78,188	72,460
Real estate – construction	60,055	54,164
Installment loans to individuals	54,779	62,272
Other	716	806
Total loans	$673,426	$580,812

Commercial, financial and agricultural (“C&I”) loans increased $34.6 million over the first nine months of 2011 due primarily to stronger loan demand in the second and third quarters of 2011 and $12.3 million in loans acquired in the Jefferson Bank branch acquisition in the C&I portfolio.  The commercial real estate portfolio grew by $54.2 million, with $37.3 million in loans added from the branch acquisition and $22.9 million in organic loan growth in existing markets.  Real estate construction loans increased $5.9 million, as $12.8 million in acquired loans offset a $6.9 million reduction in the existing portfolio over the past nine months. The $6.9 million decrease in real estate construction loans  resulted primarily from the reduction on nonperforming loans within the portfolio. Installment loans to individuals continued to decline  over the first nine months of 2011, with a decrease of  $7.5 million in consumer credits.

Within the $263.0 million commercial real estate portfolio, $246.3 million is secured by commercial property, $9.6 million is secured by multi-family property, and $7.1 million is secured by farmland.  Of the $246.3 million secured by commercial property, $166.1 million, or 67.4%, is owner-occupied.  Of the $78.2 million residential real estate portfolio, 84.4% represented loans secured by first liens. Within the $60.1 million real estate construction portfolio, 89.6% represented commercial construction and land development and 10.4% represented residential construction and consumer property.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at September 30, 2011.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.

For the period ended September 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $20.0 million in projected cash flows from securities repayments for the remainder of 2011 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of September 30, 2011, we had no borrowings with the FRB-Atlanta or the FHLB-Dallas.  The Company has $21.7 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $221.9 million if necessary to meet liquidity needs.  Additionally, $11.6 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $212.7 million at September 30, 2011.  Additional unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.  We are also expecting additional liquidity as a result of the two pending acquisitions scheduled to close late in the fourth quarter of 2011.

Company Liquidity

As discussed above under “Results of Operations – Earnings Analysis,” in August 2011, we repaid $20.0 million in Series A Preferred Stock issued to the Treasury under the CPP with a portion of the funds received from our sale of $32.0 million in Series B Preferred Stock to the Treasury under the SBLF program.  The remaining gross proceeds from the sale of the Series B Preferred Stock were contributed to the Bank to support loan growth.  Repayment of the Series A Preferred Stock resulted in accelerated accretion of discount on the preferred stock of approximately $444,000 in the third quarter of 2011, or approximately $0.05 per share.

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series B Preferred Stock and dividends on our common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001.  Although no dividends have been paid to the Company in the current year, as of September 30, 2011, the Bank had the ability to pay dividends to the Company of approximately $13.9 million without prior approval from its primary regulator.  The Company received no dividends from the Bank during the first nine months of 2010.  At September 30, 2011, the Company had approximately $28.2 million in cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At September 30, 2011, the Company and the Bank were in compliance with statutory minimum capital requirements and was classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of September 30, 2011, the Company’s leverage ratio was 12.54%, Tier 1 capital to risk-weighted assets was 18.06% and total capital to risk-weighted assets was 19.02%.  The Bank had a leverage capital ratio of 9.99% at September 30, 2011.  The Bank’s acquisition of the former Jefferson Bank branches reduced capital levels; however the Company and the Bank continue to be classified as “well capitalized.”  The closing of our two previously announced branch acquisition transactions in the fourth quarter of 2011 will further reduce our capital levels, but we expect to continue to maintain “well capitalized” status following their completion.

Asset Quality

Credit Risk Management

We manage credit risk primarily by observing written, board approved policies that govern all credit underwriting and approval activities.  The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Additionally, credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At September 30, 2011, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $100.2 million, or 14.9% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At September 30, 2011, loans secured by commercial real estate, including commercial construction loans, totaled approximately $316.8 million.  Of the loans secured by commercial real estate, $2.6 million or less than 1.0% are nonaccrual loans.  Additional information regarding credit quality by loan classification is provided in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 7 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending September 30, 2011 and 2010, and December 31, 2010.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	September 30, 2011	December 31, 2010	September 30, 2010
Nonaccrual loans	$7,939	$19,603	$23,569
Loans past due 90 days and over and still accruing	87	66	624
Total nonperforming loans	8,026	19,669	24,193
Other real estate	7,278	1,206	1,401
Other foreclosed assets	9	36	55
Total nonperforming assets	$15,313	$20,911	$25,649

Troubled debt restructurings	$461	$653	$661

Nonperforming assets to total assets	1.25%	2.09%	2.58%
Nonperforming assets to total loans + ORE + other foreclosed assets	2.25%	3.59%	4.28%
ALL to nonperforming loans	91.32%	44.81%	34.91%
ALL to total loans	1.09%	1.52%	1.41%

YTD charge-offs	$4,890	$4,456	$3,908
YTD recoveries	(256)	(254)	(209)
YTD net charge-offs	$4,634	$4,202	$3,699
Annualized net charge-offs to total loans	.92%	0.72%	0.83%

Nonperforming assets declined 40.3% in year-over-year comparison and 26.8% from the year-end 2010 level as the Company continued to work problem assets off the balance sheet.  Total nonperforming assets were reduced from $25.6 million at September 30, 2010 to $15.3 million at September 30, 2011, a $10.3 million reduction that included five commercial credits.  Specific reserves of $2.8 million related to two of the credits were charged off in the first quarter of 2011.  The two credits were later transferred into Other Real Estate (“ORE”) during the second and third quarters of 2011. Additionally, a $3.9 million credit paid off in the fourth quarter of 2010, a $1.6 million credit was sold in the first quarter of 2011 and a $2.7 million national participation credit was sold in the third quarter of 2011 to further reduce nonperforming assets.

Allowance coverage for nonperforming loans was 91.32% at September 30, 2011, compared to 34.91% at September 30, 2010 and 44.81% at December 31, 2010.  Annualized net charge-offs for the three months ended September 30, 2011 were 0.38% of total loans compared to 1.02% for the three months ended September 30, 2010 and 0.35% for the fourth quarter of 2010.  The ALL/total loans ratio was 1.09% for the quarter ended September 30, 2011, compared to 1.41% at September 30, 2010 and 1.52% at December 31, 2010.  Year-to-date annualized net charge-offs/total loans ratio of 0.92% and the ALL/total loans ratio of 1.09% at September 30, 2011 were both impacted by the $2.8 million in specific reserves charged-off during the first quarter of 2011.  Additionally, the ALL/total loans ratio was affected by the $68.9 million of performing loans acquired in the third quarter of 2011, which had the impact of reducing the ALL/total loans ratio by 13 basis points versus the ratio at the quarter ended June 30, 2011.

Loans past due 90 days or more and still accruing totaled $87,000 at September 30, 2011, a decrease of $537,000 from September 30, 2010 and an increase of $21,000 from December 31, 2010.  Total nonperforming assets to total loans plus ORE and other assets repossessed were 2.25% at September 30, 2011, compared to 4.28% at September 30, 2010 and 3.59% at December 31, 2010.  Loans classified as troubled debt restructurings totaled $461,000 at September 30, 2011.  Classified assets, including ORE, decreased $4.2 million, or 11.7% during the third quarter of 2011, from $36.0 million at June 30, 2011 to $31.8 million at September 30, 2011 due to liquidation of nonperforming credits. Additional information regarding impaired loans is included in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 7 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $7.3 million in the ALL as of September 30, 2011 is sufficient to cover probable losses in the loan portfolio.

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

During the third quarter of 2011, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings.

A Notice of Charge of Discrimination was filed against the Company in April 2011 with the U.S. Equal Employment Opportunity Commission by Karen L. Hail, a former Director and officer of the Company.  Ms. Hail’s claim alleges gender discrimination and retaliation.  In May 2011, Ms. Hail also filed an action in U.S. District Court for the Western District of Louisiana (“the Court”) against the Company and the Bank for discrimination and retaliation in violation of the Family Medical Leave Act and Title VII of the Civil Rights Act seeking unspecified monetary damages.  In July 2011, the Company and the Bank filed an answer and counterclaim along with a motion to partially dismiss Ms. Hail’s claims.  Ms. Hail filed a response to the motion to dismiss in August 2011.  The Court has not yet ruled on the motion filed by the Company and the Bank.  The Company believes Ms. Hail’s claims are without merit and will strongly defend against the claim.

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

The Company did not repurchase any equity securities during the quarter ended September 30, 2011.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.***

*      Filed herewith.
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

Date: November 9, 2011
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO
(Principal Executive Officer)

/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)