Form 10-K
period 2011-12-31
MIDSOUTH BANCORP INC
filed 2012-03-15
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
Yes  ☐   No   ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant at June 30, 2011 was approximately $83,527,025 based upon the closing market price on NYSE Amex Equities as of such date. As of March 15, 2012 there were 10,465,506 outstanding shares of MidSouth Bancorp, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

•	increased competition for deposits and loans which could affect compositions, rates and terms;
•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;
•	a deviation in actual experience from the underlying assumptions used to determine and establish our allowance for loan losses (“ALLL”), which could result in greater than expected loan losses;
•	changes in the availability of funds resulting from reduced liquidity or increased costs;
•	the timing and impact of future acquisitions, the success or failure of integrating acquired operations, and the ability to capitalize on growth opportunities upon entering new markets;
•	the ability to acquire, operate, and maintain effective and efficient operating systems;
•	increased asset levels and changes in the composition of assets that would impact capital levels and regulatory capital ratios;
•	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;
•
legislative and regulatory changes, including the impact of regulations under the Dodd-Frank  Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and other changes in banking, securities and tax laws and regulations and their application by our regulators, changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;

•
regulations and restrictions resulting from our participation in government sponsored programs such as the U.S. Treasury’s Small Business Lending Fund, including potential retroactive changes in such programs;

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;
•	acts of war, terrorism, cyber intrusion, weather, or other catastrophic events beyond our control; and
•	the ability to manage the risks involved in the foregoing.

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

Part I

Item 1 - Business

Overview

The Company was incorporated in 1984 as a Louisiana corporation and a registered bank holding company headquartered in Lafayette, Louisiana.  Since February 2008, its operations have been conducted primarily through its wholly owned bank subsidiary MidSouth Bank, N.A.  Prior to February 2008, we owned and operated two separate banking subsidiaries, that we merged together in order to consolidate operations and reduce expenses.  The Bank, a national banking association, was chartered and commenced operations in 1985.  As of December 31, 2011, the Bank operated through a network of 40 offices located in Louisiana and Texas.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or similar references, mean MidSouth Bancorp, Inc. and our subsidiaries, including our banking subsidiary, MidSouth Bank, N.A., on a consolidated basis.  References to “MidSouth Bank” or the “Bank” mean our wholly owned banking subsidiary, MidSouth Bank, N.A.

Products and Services

The Bank is community oriented and focuses primarily on offering commercial and consumer loan and deposit services to small and middle market businesses, their owners and employees, and other individuals in our markets.  Our community banking philosophy emphasizes personalized service and building broad customer relationships.  Deposit products and services offered by the Bank include interest-bearing and noninterest-bearing checking accounts, investment accounts, cash management services, and electronic banking services, including remote deposit capturing services, internet banking, and debit and credit cards.  Most of the Bank’s deposit accounts are FDIC-insured up to the maximum allowed, and the Bank customers have access to a world-wide ATM network of more than 43,000 surcharge-free ATMs.

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

We are committed to an exceptional level of customer care.  We maintain our own in-house call center so that customers enjoy live interaction with employees of the Bank rather than an automated telephone system.  Additionally, we provide our employees with the training and technological tools to improve customer care.  We also conduct focus groups within the communities we serve and strive to create a two-way dialog to ensure that we are offering the banking products and services that our customers and communities need.

Markets

We operate in south Louisiana and central and east Texas along the Interstate 10, Interstate 49, Highway 90, Interstate 45, and Interstate 20 corridors.  As of December 31, 2011, our market area in south Louisiana included 27 offices and is bound by Houma to the south, Baton Rouge to the east, Opelousas to the north and Lake Charles to the west.  Our market areas in Texas include 13 offices located in the Beaumont, College Station, Conroe, Houston, Dallas-Fort Worth and Tyler areas. For additional information regarding our properties, see Item 2 – Properties of this Report.

We believe that high energy prices, clean-up of the 2010 Deepwater Horizon oil spill in the Gulf of Mexico and continued rebuilding from the storms of 2005 in Louisiana and Texas insulated our markets from the full impact of the national recession and have positioned us for growth as the national economy begins to recover.   Furthermore, our markets have not experienced the severity of real estate price declines that have plagued so much of the country, and have generally suffered fewer job losses than the rest of the U.S.  Oil and gas is the key industry within our markets.  However, medical, technology and research companies continue to develop within these markets thereby diversifying the economy.  Additionally, numerous major universities located within our market areas, including Louisiana State University, University of Houston, Rice University, Texas A&M University and University of Louisiana at Lafayette, provide a substantial number of jobs and help to contribute to the educated work force within our markets.

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

Employees

As of December 31, 2011, the Bank employed approximately 444 full-time equivalent employees.  The Company had no employees who are not also employees of the Bank.  Through the Bank, employees receive customary employee benefits, which include an employee stock ownership plan; a 401(K) plan; and life, health and disability insurance plans.  Our directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company.  The Company considers the relationship of the Bank with its employees as a whole to be good.

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

Dodd-Frank Act
In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including us and the Bank, including the following provisions:

•
Insurance of Deposit Accounts.  The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the DIF and increased the floor applicable to the size of the DIF.  The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•
Payment of Interest on Demand Deposits.  The Dodd-Frank Act repealed the federal prohibitions on the payment of interest and demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Creation of the Consumer Financial Protection Bureau.  The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions.  As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to us by the Federal Reserve and to the Bank by the OCC.

•
Debit Card Interchange Fees.  The Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, require that debit card interchange fees must be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction.  In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards.  Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations are expected to significantly impact the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.
•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.
•	Require bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state.
•
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.
•
Require loan originators to retain 5% of any loan sold or securitized, unless it is a “qualified residential mortgage,” which must still be defined by the regulators.  FHA, VA and Rural Housing Service loans are specifically exempted from the risk retention requirements.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies not just financial institutions.

Many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, the Bank, our customers or the financial industry more generally. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

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

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock), minority interests in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill and certain intangibles (“Tier 1 Capital”). The remainder of total capital may consist of qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock and allowance for loan losses (“Tier 2 Capital”, and together with Tier 1 Capital, “Total Capital”).  At December 31, 2011, our Tier 1 Capital ratio was 16.10% and Total Capital ratio was 16.97%.  As long as our total consolidated assets remain below $15 billion, we may continue to include our $32 million aggregate principal amount of trust preferred securities issued prior to May 19, 2011 in our Tier 1 and Total Capital calculations.

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“Leverage Ratio”) equal to 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our Leverage Ratio at December 31, 2011 was 11.14%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines provide that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

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

Basel III Capital Framework
In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.”  Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.  Implementation is presently scheduled to be phased in between 2014 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2012.  In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010.  Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

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

At December 31, 2011, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

Insurance of Accounts and FDIC Insurance Assessments
The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC.  In July 2010, the Dodd-Frank Act permanently raised the basic limit on federal deposit insurance coverage to $250,000 per depositor, but did not change FDIC deposit insurance coverage for retirement accounts, which remains $250,000 per depositor.  In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts.  The extended program is not optional and will no longer be funded by separate premiums. This temporary unlimited deposit insurance coverage became effective on December 31, 2010 and terminates on December, 31, 2012.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

In February 2011, the FDIC approved a final rule that changed the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopted a new large-bank pricing assessment scheme; and set a target “designated reserve ratio” (described in more detail below) of 2% for the DIF.  The changes went into effect beginning with the second quarter of 2011, which was payable at the end of September 2011.  The rule also implements a lower assessment rate schedule when the fund reaches 1.15% and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%.

Under the FDIC’s deposit insurance assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, as applied to small institutions Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings (CAMELS components) and other information. Assessment rates are determined by the FDIC and, beginning April 1, 2011, initial base assessment rates ranged from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt, including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10% of domestic deposits for insurances not well rated and well capitalized.  As of December 31, 2011, our risk category required a quarterly payment of approximately 7.28 basis points per $100 of assessable deposits.  As a result of the changes described above, our FDIC premiums decreased $410,000 in 2011.  We do not expect to see a further significant  decrease in our FDIC premiums in 2012 if the assessment rates remain unchanged.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35% and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35% by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of increasing of raising the designated reserve ratio from 1.15% to 1.35%.  The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.  The restoration plan requires the FDIC to update its loss and income projections for the DIF at least semiannually, and if needed the FDIC may increase or decrease assessment rates following a notice-and-comment rulemaking.

Allowance for Loan and Lease Losses
The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports.  Because of its significance, the Bank has established a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the ALLL encourages all banks and federal savings institutions to ensure controls are in place to consistently determine the ALLL in accordance with generally accepted accounting principles in the United States, the federal savings association’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  The Bank’s estimate of credit losses reflects consideration of significant factors that affect the collectability of the portfolio as of the evaluation date.

Safety and Soundness Standards
The Federal Deposit Insurance Act, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate.  The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended.  The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.  In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA.  See “Prompt Corrective Action” above.  If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.  The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

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

The Dodd-Frank Act changed the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company.  In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. In addition, the Dodd-Frank Act provides that the Bank may not “purchase an asset from, or sell an asset to” a Bank insider (or their related interests) unless (1) the transaction is conducted on market terms, and (2) if the proposed transaction represents more than 10% of the capital stock and surplus of the Bank, it has been approved in advance by a majority of the Bank’s non-interested directors.

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

Incentive Compensation
In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC issued a comprehensive final guidance on incentive compensation intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution.  The SEC and the federal bank regulatory agencies proposed such regulations in March 2011, which may become effective before the end of 2012.  If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives. These proposed regulations incorporate the three principles discussed in the June 2010 comprehensive final guidance on incentive compensation that was issued by the Federal Reserve, the OCC and the FDIC in June 2010.

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

Consumer Protection
The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, and establishes the CFPB’s power to act against unfair, deceptive or abusive practices. The CFPB has stated that it will focus on (i) risks to consumers and compliance with federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and depository institutions with a more specialized focus, and (iv) non-depository companies that offer one or more consumer financial products or services.

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the OCC. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities could influence how the Federal Reserve and OCC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise impact of the CFPB’s consumer protection activities cannot be forecast.

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
The economy in a large portion of our market areas is heavily dependent on the oil and gas industry.  Many of our customers provide transportation and other services and products that support oil and gas exploration and production activities.  As of December 31, 2011, we had approximately $112.3 million in loans to borrowers in the oil and gas industry, representing approximately 15.1% of our total loans outstanding as of that date.  The oil and gas industry, especially in Louisiana and Texas, has been subject to significant volatility, including the “oil bust” of the 1980s that severely impacted the economies of many of our market areas.  Recently, President Obama’s administration proposed a number of legislative changes that could significantly impact the oil and gas industry, including the elimination of certain tax breaks, such as the intangible drilling and development costs, percentage depletion and manufacturing deduction, and the implementation of an excise tax focused specifically on production in the Gulf of Mexico.  If there is a significant downturn in the oil and gas industry, generally the cash flows of our customers in this industry would be adversely impacted which could impair their ability to service our loans outstanding to them and/or reduce demand for loans.  This could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.
We have experienced increases in the levels of our non-performing assets and loan charge-offs in recent periods. Our total non-performing assets amounted to $14.2 million, or 1.02% of our total assets, at December 31, 2011 and we had $5.5 million of net loan charge-offs and a $3.9 million provision for loan losses for the year ended December 31, 2011.  At December 31, 2011, the ratios of our ALLL to non-performing loans and to total loans outstanding were 112.63% and 0.97%, respectively.  Additional increases in our non-performing assets or loan charge-offs could have a material adverse effect on our financial condition and results of operations.

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
Financial institutions have been the subject of substantial legislative and regulatory changes and may be the subject of further legislation or regulation in the future, including: (i) changes in banking, securities and tax laws and regulations and their application by our regulators, including pursuant to the Dodd-Frank Act, as discussed above in Item 1 under the heading “Business – Supervision and Regulation”; and (ii) changes in the scope and cost of FDIC insurance and other coverage, none of which is within our control.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations may cause our results of operations to differ materially from those we currently anticipate.  In addition, the cost and burden of compliance with applicable laws and regulations have significantly increased and could adversely affect our ability to operate profitably.  Further, federal monetary policy significantly affects credit conditions for us, as well as for our borrowers, particularly as implemented by the Federal Reserve Board, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements.  A material change in any of these conditions could have a material impact on us or our borrowers, and therefore on our business, prospects, financial condition and results of operations.

We expect to continue to face increased regulation and supervision of our industry as a result of the continuing economic instability, and there may be additional requirements and conditions imposed on us as a result of our participation in the Small Business Lending Fund.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  The effects of such recently enacted, and proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

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
We have a concentration of exposure to a number of individual borrowers.  Our largest exposure to one borrowing relationship as of December 31, 2011, was approximately $9.5 million, which is 5.87% of our total capital.  In addition, as of December 31, 2011, the aggregate exposure to the ten largest borrowing relationships was approximately $62.7 million, which was 8.41% of loans and 38.76% of total capital.  As a result of this concentration, a change in the financial condition of one or more of these borrowers could result in significant loan losses and have a material adverse effect on our financial condition and results of operations.

A large percentage of our deposits are attributable to a relatively small number of customers. The loss of all or some of these customers or a significant decline in their deposit balances may have a material adverse effect on our liquidity and results of operations.

Our 20 largest depositors accounted for approximately 8.80% of our total deposits and our five largest depositors accounted for approximately 4.20% of our total deposits as of December 31, 2011. The ability to attract these types of deposits has a positive effect on our net interest margin as they provide a relatively low cost of funds to the Bank. While we believe we have strong, long-term relationships with each of these customers, the loss of one or more of our 20 largest deposit customers, or a significant decline in the deposit balances would adversely affect our liquidity and require us to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits, possibly at interest rates higher than those currently paid on these deposits.  This could increase our total cost of funds and could result in a decrease in our net interest income and net earnings.  If we were unable to develop alternative funding sources, we may have difficulty funding loans or meeting other deposit withdrawal requirements.

We occasionally purchase non-recourse loan participations from other banks based in part on information provided by the selling bank.
From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank.  As of December 31, 2011, we had approximately $37.2 million in purchased loan participations, or approximately 5.0% of our total loan portfolio.  When we purchase loan participations, we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards.  However, we are not as familiar with the borrower and may rely on information provided to us by the selling bank and typically must rely on the selling bank’s administration of the loan relationship.  We therefore have less control over, and may incur more risk with respect to, loan participations that we purchase from selling banks as compared to loans that we originate.

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
Our loan portfolio includes a substantial percentage of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans.  Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value.  Our commercial and industrial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, equipment, or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At December 31, 2011, commercial and industrial loans totaled approximately 29.9% of our total loan portfolio.  Adverse changes in local economic conditions impacting our business borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have a high concentration of loans secured by real estate, and the current downturn in the real estate market could have a material adverse effect on our financial condition and results of operations.
A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2011, approximately 59.9% of our loans had real estate as a primary or secondary component of collateral.  The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate in our primary markets could significantly impair the value of real estate collateral and the ability to sell real estate collateral upon foreclosure. Furthermore, it is likely that we would be required to increase the provision for loan losses.  A related risk in connection with loans secured by real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as collateral.  If we were required to liquidate real estate collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, it could have a material adverse effect on our financial condition and results of operations.

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

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.
All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. We do not yet know what interest rates other institutions may offer as market interest rates begin to increase. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental liability risk associated with our lending activities.
A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our future earnings could be adversely affected by non-cash charges for goodwill impairment, if a future test of goodwill indicates that goodwill has been impaired.
As prescribed by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” we undertake an annual review of the goodwill asset balance reflected in our financial statements.  We conduct an annual review in the fourth quarter of each year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment.  After our most recent annual review in the fourth quarter of 2011, we concluded there was no goodwill impairment as of such date.  As of December 31, 2011, we had $25.0 million in goodwill.  Future goodwill impairment tests may result in future non-cash charges, which could adversely affect our earnings for any such future period.

Changes in the fair value of our securities may reduce our shareholders’ equity and net income.
At December 31, 2011, $367.2 million of our securities (at fair value) were classified as available-for-sale.  At such date, the aggregate net unrealized gain on our available-for-sale securities was $11.7 million.  We increase or decrease shareholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported shareholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

We monitor the fair value of our entire securities portfolio as part of our ongoing other than temporary impairment (“OTTI”) evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.  In addition, as a condition to membership in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), we are required to purchase and hold a certain amount of FHLB-Dallas stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB-Dallas.  At December 31, 2011, we had stock in the FHLB-Dallas totaling approximately $586,000. The FHLB-Dallas stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2011, we did not recognize an impairment charge related to our FHLB-Dallas stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB-Dallas may not require us to recognize an impairment charge with respect to such holdings.

Loss of key officers or employees may disrupt relationships with certain customers.
As a community bank, our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. In addition, our success has been and will continue to be greatly influenced by the ability to retain existing senior management and, with expansion, to attract and retain qualified additional senior and middle management.  We generally do not have employment agreements with any of our key employees, including our executive officers.  Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationship with our key personnel is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

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
Our stock incentive plan provides for the granting of stock incentives to directors, officers, and employees.  As of December 31, 2011, there were 35,100 shares issued under options and 16,645 shares in restricted stock granted under that plan.  Likewise, approximately 560,000 shares, including shares issuable under currently outstanding options, may be issued in the future to directors, officers, and employees under our existing equity incentive plans.  In addition, in 2009, as part of our participation in the Treasury’s Capital Purchase Program (“CPP”), we also issued a stock purchase warrant that currently entitles the holder to purchase 104,384 shares of our common stock at an exercise price of $14.37 per share. It is probable that options and or/warrants will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option or warrant.  The incentive plan also provides that all issued options automatically and fully vest upon a change in control.  If the options are exercised, share ownership will be diluted.

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
At December 31, 2011, we had outstanding $15.5 million of trust preferred securities.  These securities are senior to shares of common stock.  As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders.  While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.

In addition, with respect to the $32.0 million in Series B Preferred Stock outstanding that was issued to the Treasury in the SBLF Transaction, we are required to pay cumulative dividends on the Series B Preferred Stock at an annual rate between 1% and 5.0% depending on our volume of qualified small business loans.  Dividends paid on our Series B Preferred Stock will also reduce the net income available to our common shareholders and our earnings per common share.  We may not declare or pay dividends on our common stock or repurchase shares of our common stock without first having paid all accrued cumulative preferred dividends that are due.

Only a limited trading market exists for our common stock, which could lead to price volatility.
Our common stock is listed for trading on the NYSE Amex Equities under the trading symbol “MSL,” but there is low trading volume in our common stock.  The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which might occur in a more active trading market of our common stock.  Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.

Our directors and executive management own a significant number of shares of stock, allowing further control over business and corporate affairs.
Our directors and executive officers beneficially own approximately 2.1 million shares, or 19.9%, of our outstanding common stock as of December 31, 2011.  As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on our business as shareholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that our directors and executive officers may have interests that are different from, or in addition to, the interests of our shareholders generally.

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
Since we are a holding company with no significant assets other than the Bank, we have no material source of income other than dividends received from the Bank.  Therefore, our ability to pay dividends to our shareholders will depend on the Bank’s ability to pay dividends to us.  Moreover, banks and bank holding companies are both subject to certain federal and state regulatory restrictions on cash dividends.  We are also restricted from paying dividends if we have deferred payments of the interest on, or an event of default has occurred with respect to, our trust preferred securities or Series B Preferred Stock.  Additionally, terms and conditions of our outstanding shares of preferred stock place certain restrictions and limitations on our common stock dividends and repurchases of our common stock.

A shareholder’s investment is not an insured deposit.
An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency.  Your investment in our common stock will be subject to investment risk and you may lose all or part of your investment.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

We lease our principal executive and administrative offices and principal facility in Lafayette, Louisiana under a lease expiring July 31, 2021.  In addition to our principal facility, we also have eight other branches located in Lafayette, Louisiana, three in New Iberia, Louisiana, two in Baton Rouge, Louisiana, two in Lake Charles, Louisiana, two in Houma, Louisiana, and one banking office in each of the following Louisiana cities: Breaux Bridge, Cecilia, St. Martinville, Larose, Jeanerette, Opelousas, Morgan City, Jennings, Sulphur, and Thibodaux.  We also have an operations office in Breaux Bridge, Louisiana.  Nineteen of these offices are owned and ten are leased.

In our Texas market area we have two full service branches located in Beaumont, Texas.  Our additional full service branches in the Texas market area are located in Vidor, Conroe, College Station, Houston, Dallas, Fort Worth, Mesquite, Rockwall, White Rock, and Tyler.  The Company also operates a loan production office located in Conroe, Texas.  Of these offices, six are owned and seven are leased.

Item 3 - Legal Proceedings

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

Item 4 – Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages as of December 31, 2011, and positions of our executive officers are listed below along with their business experience during the past five years.

C. R. Cloutier, 64 – President, Chief Executive Officer and Director of the Company and the Bank since 1984.

Troy Cloutier, 38 – Chief Banking Officer and Senior Executive Vice President of the Bank since February 2011.  Prior to his appointment as Chief Banking Officer, Mr. Cloutier had been with MidSouth Bank for 18 years and most recently served as Senior Vice President and Regional President for the South and East Louisiana Regions in addition to managing due diligence for the Bank’s mergers and acquisitions team.  Troy Cloutier is the son of C.R. Cloutier.

James R. McLemore, 52 – Senior Executive Vice President and Chief Financial Officer for the Company and the Bank since July 2009.  Prior to joining the Company and the Bank, Mr. McLemore served as Executive Vice President and Chief Financial Officer of Security Bank Corporation from 2002 until July 2009.  In July 2009, subsequent to Mr. McLemore’s departure, the six subsidiary banks of Security Bank Corporation were closed and the FDIC was appointed receiver of the banks.  Security Bank Corporation subsequently filed for bankruptcy in August of 2009.

John Nichols, 56 – Executive Vice President and Chief Credit Officer for the Bank since July 2010.  Nichols, who previously served as Senior Vice President and President of the bank's West Louisiana Region, is based in Lake Charles. He continues to be a member of the Lake Charles market's Regional Loan Committee.  Nichols joined the Bank in 2001, having previously worked as Senior Vice President and Business Banking Manager for Bank One (now JPMorgan Chase) in Lake Charles and Alexandria.

Gerald “Jerry” Reaux Jr., 51 – Chief Operating Officer of the Company and the Bank since February 2011.  Prior to joining MidSouth, Mr. Reaux served three years as Chief Executive Officer of Tri-Parish Bancshares, Ltd. in Eunice, Louisiana and also served as the Vice Chairman for seven years. He has over 28 years of banking experience.  In May of 2011 at the Annual Meeting of Shareholders, Mr. Reaux was elected as a director of the Company and the Bank and succeeded Dr. J.B. Hargroder as Vice Chairman of the Board of Directors of the Company.

All executive officers are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual shareholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of February 29, 2012, there were 864 common shareholders of record.  The Company’s common stock trades on the NYSE AMEX Equities under the symbol “MSL.”  The high and low sales price for the past eight quarters has been provided in the Selected Quarterly Financial Data tables that are included with this filing under Item 8 and is incorporated herein by reference.

Cash dividends totaling $2.8 million were declared to common shareholders during 2011.  The regular quarterly dividend of $0.07 per share was paid for all four quarters of 2011, for a total of $0.28 per share for the year.  Cash dividends totaling $2.7 million were declared to common shareholders during 2010.  A quarterly dividend of $0.07 per share was paid for each quarter of 2010, for a total of $0.28 per share for the year.

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

Pursuant to the terms of our Series B Preferred Stock and the terms of our trust preferred securities, we are prohibited from paying dividends on our common stock during any period in which we have deferred interest payments on either the Series B Preferred Stock or the trust preferred securities.

The following graph compares the cumulative total return on our common stock over a period beginning December 31, 2006 with (1) the cumulative total return on the stocks included in the Russell 3000 and (2) the cumulative total return on the stocks included in the SNL  Securities, LC (“SNL”) $500M - $1B and the SNL $1B - $5B Bank Index.  The comparison assumes an investment in our common stock on the indices of $100 at December 31, 2006 and assumes that all dividends were reinvested during the applicable period.

MidSouth Bancorp, Inc.

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
MidSouth Bancorp, Inc.	100.00	79.47	44.34	49.41	55.66	48.14
Russell 3000	100.00	105.14	65.92	84.60	98.92	99.93
SNL Bank $500M-$1B	100.00	80.13	51.35	48.90	53.38	46.96
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

The stock price information shown above is based on historical data and should not be considered indicative of future price performance.

Item 6 – Five Year Summary of Selected Financial Data

	At and For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)

Interest income	$51,007	$48,124	$50,041	$55,472	$57,139
Interest expense	(5,802)	(7,395)	(10,220)	(16,085)	(20,534)
Net interest income	45,205	40,729	39,821	39,387	36,605
Provision for loan losses	(3,925)	(5,020)	(5,450)	(4,555)	(1,175)
Noninterest income	13,061	14,857	15,046	15,128	14,259
Noninterest expenses	(49,304)	(43,818)	(44,693)	(43,974)	(38,634)
Earnings before income taxes	5,037	6,748	4,724	5,986	11,055
Income tax expense	(564)	(968)	(125)	(449)	(2,279)
Net earnings	$4,473	$5,780	$4,599	$5,537	$8,776
Preferred dividend requirement	(1,802)	(1,198)	(1,175)	-	-
Net earnings available to common shareholders	$2,671	$4,582	$3,424	$5,537	$8,776

Basic earnings per common share1	$0.27	$0.47	$0.51	$0.84	$1.34
Diluted earnings per common share1	$0.27	$0.47	$0.51	$0.83	$1.32
Dividends per common share1	$0.28	$0.28	$0.28	$0.32	$0.29

Total loans	$746,305	$580,812	$585,042	$608,955	$569,505
Total assets	1,396,756	1,002,339	972,142	936,815	854,056
Total deposits	1,164,806	800,772	773,285	766,704	733,517
Cash dividends on common stock	2,776	2,721	1,846	2,120	1,920
Long-term obligations	15,465	15,465	15,465	15,465	15,465

Selected ratios:
Loans to assets	53.43%	58.00%	60.18%	65.00%	66.68%
Loans to deposits	64.07%	72.53%	75.66%	79.43%	77.64%
Deposits to assets	83.39%	79.89%	79.54%	81.84%	85.89%
Return on average assets	0.24%	0.47%	0.37%	0.60%	1.06%
Return on average common equity	2.22%	3.92%	4.35%	7.79%	13.83%

1 On October 23, 2007, the Company paid a 5% stock dividend to common shareholders of record on September 21, 2007.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and on its results of operations during 2011, 2010, and 2009.   This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

Overview

We are a bank holding company, headquartered in Lafayette, Louisiana, that through our community banking subsidiary, MidSouth Bank, N.A., operates 40 offices in Louisiana and Texas.  We had approximately $1.4 billion in consolidated assets as of December 31, 2011.   We derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Approximately 78.1% of our total deposits are interest-bearing.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  The resulting ratio of that difference as a percentage of our average earning assets represents our net interest margin.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.  Our financial performance for the years ended December 31, 2010 and 2011 were, and continue to be, significantly impacted by the disruptions in the national economy and the resulting financial uncertainty that has severely impacted the banking industry.  While we believe our market areas have fared better than the national economy during this most recent economic downturn, the economic uncertainty and difficult real estate markets had an impact on our loan losses, loan demand and our net interest margin.

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

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying or incorporated by reference in this report.  We encourage you to read this discussion and analysis in conjunction with our consolidated financial statements and the notes thereto and other statistical information included and incorporated by reference in this report.

Acquisition Activity during 2011

The Bank completed three acquisitions in 2011.  On July 29, 2011, the Bank acquired five Jefferson Bank branches in the Dallas-Fort Worth market from First Bank and Trust Company of Lubbock, Texas.  In connection with this acquisition, the Bank acquired $57.7 million of loans and assumed $165.8 million in deposits from Jefferson Bank.  In connection with the acquisition, the Bank also purchased $9.1 million of loan participations from First Bank and Trust.

On December 1, 2011, the Bank acquired substantially all of the assets and liabilities of First Louisiana National Bank (“FLNB”), Breaux Bridge, Louisiana.  In connection with this acquisition, the Bank acquired $48.0 million in loans and assumed $104.0 million in deposits from FLNB.

On December 2, 2011, the Bank acquired the Tyler, Texas branch of Beacon Federal.  In connection with this acquisition, the Bank acquired $22.2 million in loans and assumed $79.8 million in deposits from Beacon Federal. The system conversions for all three acquisitions were completed in the third and fourth quarters of 2011.

Repayment of TARP and Participation in SBLF

In August 2011, the Company repaid $20.0 million in Series A Preferred Stock issued to the Treasury under the Capital Purchase Plan (“CPP”) with funds from the U.S. Treasury’s Small Business Lending Fund (“SBLF”) authorized by Congress under the Small Business Jobs Act of 2010.  Repayment of the 20,000 shares of Series A Preferred Stock under the CPP resulted in accelerated accretion of discount on the preferred stock of approximately $444,000 in the third quarter of 2011.  As a result of the repurchase of the Series A Preferred Stock, all of the TARP limitations affecting the Company were removed.  In connection with the SBLF, the Company issued $32.0 million in Series B Preferred Stock to the Treasury.  The dividend rate on the Series B Preferred Stock going forward will be between 1% and 5% based on the level of qualified small business loans. As of December 31, 2011, the dividend rate was 5% per annum.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements included in this report. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  Our most critical accounting policy relates to the determination of the allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  The determination of the adequacy of the allowance involves significant judgment and complexity and is based on many factors.  If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for loan losses may be required.  See Asset Quality – Allowance for Loan Losses and Note 1 and Note 4 of the footnotes to the consolidated financial statements.

Another of our critical accounting policies relates to the valuation of goodwill, intangible assets and other purchase accounting adjustments.  We account for acquisitions in accordance with ASC Topic No. 805, which requires the use of the purchase method of accounting.  Under this method, we are required to record assets acquired and liabilities assumed at their fair value, including intangible assets.  Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions.  Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective.  Resulting goodwill from an acquisition under the purchase method of accounting represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.  In evaluating the goodwill on our consolidated balance sheet for impairment at December 31, 2011, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  After making the assessment based on several factors, which included but was not limited to the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we determined it is more likely than not that the fair value of our acquired assets is greater than the carrying amount and, accordingly, no impairment of goodwill was recorded for the year ended December 31, 2011.

Given the instability of the economic environment, it is reasonably possible that the methodology of the assessment of potential loan losses and goodwill impairment could change in the near-term or could result in impairment going forward.

Another of our critical accounting policies related to deferred tax assets and liabilities.  We record deferred tax assets and deferred tax liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required.  A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized.  In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.  A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance.  Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent more likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Results of Operations

Net income available to common shareholders for the year ended December 31, 2011 totaled $2.7 million compared to $4.6 million for the year ended December 31, 2010, a decrease of $1.9 million, or 41.3%.  Diluted earnings per share were $0.27 for the year ended December 31, 2011, compared to $0.47 for 2010.  A $0.6 million increase in preferred dividends reduced net earnings available to common shareholders in prior year comparison.  For the year ended December 31, 2011, the $1.8 million in preferred dividends included $560,000 recorded with respect to the $32.0 million in Series B Preferred Stock issued under the SBLF at a rate of 5.0%, $796,000 in dividends recorded on the $20.0 million in Series A Preferred Stock issued under the CPP, and $444,000 in accelerated discount accretion resulting from repayment of the Series A Preferred Stock.  The $1.2 million in preferred dividends recorded for 2010 were dividends paid at a rate of 5.0% on the Series A Preferred Stock.

A $5.5 million increase in non-interest expense and a $1.8 million decrease in non-interest income also reduced net earnings in 2011.  Of the $5.5 million increase in non-interest expense, $2.4 million was acquisition and conversion expenses related to the three acquisitions completed in 2011.  Other increases in non-interest expense (exclusive of acquisition, conversion, and acquired operating costs) included $0.7 million in salary and benefits costs, $0.7 million in expenses on ORE and repossessed assets, and $0.3 million in marketing costs, which were partially offset by a $0.4 million reduction in internet banking processing costs.

Non-interest income decreased $1.8 million, from $14.9 million for the year ended December 31, 2010 to $13.1 million for the year ended December 31, 2011.  The decrease was primarily driven by a $2.7 million reduction in NSF fee income due to a lower volume of NSF transactions processed.  Regulatory changes governing our ability to collect NSF fees implemented in the second half of 2010, combined with proactive steps taken during the first quarter of 2011 in response to guidance issued by the FDIC, significantly lowered our NSF fee income in 2011.  Although additional regulatory changes regarding electronic transactions could further reduce our non-interest income earned in future periods, we believe the current contribution of NSF fee income to total non-interest income has leveled off and is sustainable.

The $5.5 million increase in non-interest expense and $1.8 million decrease in non-interest income were partially offset by a $4.5 million improvement in net interest income and a $1.1 million decrease in the provision for loan losses.

Total consolidated assets increased $394.4 million, or 39.3%, from $1.0 billion at December 31, 2010, to $1.4 billion at December 31, 2011.  The increase in assets resulted primarily from a $364.0 million growth in deposits over the same period, from $800.8 million to $1.2 billion.  The majority of the deposit growth was a result of deposits added from the three branch acquisitions completed in the second half of 2011.  Despite a shift in the deposit mix due to the acquired deposits, we maintained a strong non-interest-bearing deposits base of 22% of total deposits at December 31, 2011, decreasing from 25% of total deposits at December 31, 2010.  Total loans were $746.3 million at December 31, 2011, an increase of $165.5 million, or 28.5%, from the $580.8 million reported as of December 31, 2010.  Of the $165.5 million growth in loans, $127.9 million was a result of acquired loans, $9.1 million was loan participations purchased from First Bank and Trust, and $28.5 million was organic growth.

Our leverage capital ratio decreased to 11.14% at December 31, 2011 from 14.00% at December 31, 2010 due to the acquisition activity.  Tier 1 risk-weighted capital and total risk-weighted capital ratios were 16.10% and 16.97% at December 31, 2011, compared to 21.11% and 22.36% at December 31, 2010, respectively.  The Tier 1 common equity ratio at December 31, 2011 was 7.61%.  Return on average common equity was 2.22% for 2011 compared to 3.92% for 2010.  Return on average assets was 0.24% compared to 0.47% for the same periods, respectively.   Our return on average common equity and average assets ratios at December 31, 2011 were significantly impacted by $2.4 million in acquisition and conversion expenses related to the branch acquisitions.

Nonaccrual loans totaled $6.2 million as of December 31, 2011, compared to $19.6 million as of December 31, 2010.  The $13.4 million decrease in nonaccruals in year-over-year comparison resulted primarily from the transfer of two commercial credits totaling $6.5 million into ORE and the sales of a $1.6 million commercial real estate note in the first quarter of 2011 and a $2.7 million national participation credit in the third quarter of 2011.  Nonaccrual loans also declined due to first quarter 2011 charge-offs of $2.8 million in specific reserves related to the two loans transferred to ORE.  Loans past due 90 days or more and still accruing interest totaled $231,000 at December 31, 2011, an increase of $165,000 from December 31, 2010.  Total nonperforming assets to total assets were 1.01% at December 31, 2011, compared to 2.09% at December 31, 2010.  Loans classified as troubled debt restructurings during 2011 consisted of four small commercial loans and one small consumer loan totaling $456,000.   The commercial loans were classified as troubled debt restructurings due to a reduction in monthly payments granted to the borrowers and the consumer loan was classified as troubled debt restructuring due to a credit exception.

Allowance coverage for nonperforming loans was 112.63% at December 31, 2011, compared to 44.81% at December 31, 2010.  Year-to-date net charge-offs were 0.73% of total loans as of December 31, 2011 compared to 0.72% as of December 31, 2010.  The ALL/total loans ratio decreased to 0.97% for the year ended December 31, 2011, compared to 1.52% at December 31, 2010, primarily due to the $127.9 million in loans added through the three acquisitions completed in the third and fourth quarters of 2011.

Table 1
Summary of Return on Equity and Assets
	2011	2010	2009
Return on average assets	0.24%	0.47%	0.37%
Return on average common equity	2.22%	3.92%	4.35%
Dividend payout ratio on common stock	103.70%	59.57%	54.90%
Average equity to average assets	12.88%	13.88%	10.43%

NOTE: 2011 return on average assets and return on average common equity were impacted by approximately $2.4 million of acquisition and related system conversion charges due to branch acquisitions.

Earnings Analysis

Net Interest Income
Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.58%, 4.72%, and 4.88% for the years ended December 31, 2011, 2010, and 2009, respectively.  Tables 2 and 3 analyze the changes in net interest income in the years ended December 31, 2011, 2010, and 2009.

Table 2
Consolidated Average Balances, Interest, and Rates (in thousands)
	Year Ended December 31,
	2011			2010			2009
	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate
Assets
Investment securities1
Taxable	$226,819	$5,362	2.36%	$153,545	$3,699	2.41%	$101,556	$3,905	3.85%
Tax exempt2	93,796	4,786	5.10%	109,020	5,598	5.13%	115,176	6,159	5.35%
Total investment securities	320,615	10,148	3.17%	262,565	9,297	3.54%	216,732	10,064	4.64%
Federal funds sold	6,567	14	0.21%	3,328	7	0.21%	17,617	37	0.21%
Time and interest bearing deposits in other banks	61,292	196	0.32%	41,999	274	0.65%	20,222	274	1.35%
Other investments	5,107	155	3.04%	5,007	148	2.96%	4,445	130	2.92%
Loans
Commercial and real estate	545,480	35,254	6.46%	489,799	32,201	6.57%	483,626	31,993	6.62%
Installment	79,409	6,633	8.35%	94,391	7,828	8.29%	109,963	9,349	8.50%
Total loans3	624,889	41,887	6.70%	584,190	40,029	6.85%	593,589	41,342	6.96%
Total earning assets	1,018,470	52,400	5.14%	897,089	49,755	5.55%	852,605	51,847	6.08%
Allowance for loan losses	(7,241)			(8,050)			(7,650)
Nonearning assets	106,447			92,732			89,579
Total assets	$1,117,676			$981,771			$934,534

Liabilities and shareholders’ equity
NOW, money market, and savings	$506,809	$2,260	0.45%	$466,844	$3,562	0.76%	$439,655	$4,632	1.05%
Time deposits	173,742	1,764	1.02%	122,324	1,906	1.56%	141,159	3,471	2.46%
Total interest-bearing deposits	680,551	4,024	0.59%	589,168	5,468	0.93%	580,814	8,103	1.40%
Borrowings:
Securities sold under agreements to repurchase	49,654	807	1.63%	49,054	948	1.93%	44,318	1,070	2.41%
Federal funds purchased	-	-	-	243	2	0.82%	622	5	0.80%
Other borrowings	-	-	-	682	3	0.44%	4,625	23	0.50%
Total borrowings	49,654	807	1.63%	49,979	953	1.91%	49,565	1,098	2.22%
Junior subordinated debentures	15,465	971	6.19%	15,465	974	6.30%	15,465	1,019	6.50%
Total interest-bearing liabilities	745,670	5,802	0.78%	654,612	7,395	1.13%	645,844	10,220	1.58%
Demand deposits	219,669			184,419			185,757
Other liabilities	8,367			6,457			5,468
Stockholders’ equity	143,970			136,283			97,465
Total liabilities and stockholders’ equity	$1,117,676			$981,771			$934,534

Net interest income and net interest spread		$46,598	4.36%		$42,360	4.42%		$41,627	4.50%
Net yield on interest-earning assets			4.58%			4.72%			4.88%

1  Securities classified as available-for-sale are included in average balances and interest income figures and reflect interest earned on such securities.

2  Interest income of $1,393,000 for 2011, $1,631,000 for 2010, and $1,806,000 for 2009 is added to interest earned on tax-exempt obligations to reflect tax-equivalent yields using a 34% tax rate.

3 Interest income includes loan fees of $3,205,000 for 2011, $3,150,000 for 2010, and $3,184,000 for 2009.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3
Changes in Taxable-Equivalent Net Interest Income (in thousands)
	2011 Compared to 2010			2010 Compared to 2009
	Total Increase	Change Attributable to		Total Increase	Change Attributable to
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment securities
Taxable	$1,663	$1,733	$(70)	$(206)	$1,566	$(1,772)
Tax-exempt	(812)	(777)	(35)	(561)	(322)	(239)
Federal funds sold	7	7	-	(30)	(30)	-
Time and interest-bearing deposits in other banks	(78)	97	(175)	-	194	(194)
Other investments	7	3	4	18	17	1
Loans, including fees	1,858	2,743	(885)	(1,313)	(650)	(663)
Total	2,645	3,806	(1,161)	(2,092)	775	(2,867)

Interest paid on:
Interest-bearing deposits	(1,444)	756	(2,200)	(2,635)	115	(2,750)
Securities sold under agreements to repurchase	(141)	12	(153)	(122)	106	(228)
Federal funds purchased	(2)	(2)	-	(3)	(3)	-
Other borrowings	(3)	(3)	-	(20)	(18)	(2)
Junior subordinated debentures	(3)	-	(3)	(45)	-	(45)
Total	(1,593)	763	(2,356)	(2,825)	200	(3,025)
Taxable-equivalent net interest income	$4,238	$3,043	$1,195	$733	$575	$158

NOTE:  Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Net interest income on a fully taxable-equivalent (“FTE”) basis increased $4.2 million for 2011 over 2010, the result of a $1.6 million reduction in interest expense and a $2.6 million increase in interest income.  The increase in interest income on earning assets resulted primarily from a $121.4 million increase in the volume of average earnings assets primarily as a result of the three acquisitions in 2011.   The improvement in interest income from the increased average volume of earning assets was partially offset by a 15 basis point decline in the average yield on loans, from 6.85% at December 31, 2010 to 6.70% at December 31, 2011.  Loan yields declined as matured loans re-priced in the lower rate environment and new loan rates reflected competitive market pricing.  Additionally, interest income on investment securities for 2011 increased as a $58.1 million increase in the average volume of investment securities offset the impact of a 37 basis point reduction in the average FTE yield earned on investment securities.  The reduction in the FTE average yield on investment securities from 3.54% at December 31, 2010 to 3.17% at December 31, 2011 resulted from lower yields on investments purchased in 2011 with excess cash flow from the acquisitions.   Interest expense decreased primarily due to a 34 basis point reduction in the average rate paid on interest-bearing deposits, from 0.93% at December 31, 2010 to 0.59% at December 31, 2011.  Additionally, interest paid on securities sold under agreements to repurchase and on the junior subordinated debentures decreased due to rate reductions.  As a result, the FTE net interest margin declined 14 basis points, from 4.72% for the year ended December 31, 2010 to 4.58% for the year ended December 31, 2011.  Net of purchase accounting adjustments, the FTE net interest margin declined 24 basis points for 2011 over 2010.

Net interest income on a FTE basis increased $733,000 for 2010 over 2009, as a $2.8 million reduction in interest expense offset a $2.1 million decrease in interest income.  The decrease in interest income on earning assets resulted primarily from the combination of a $9.4 million decrease in the average volume of loans, combined with an 11 basis point decline in the average yield on loans, from 6.96% at December 31, 2009 to 6.85% at December 31, 2010.  The decline in loan volume resulted primarily from payoffs in the commercial, financial, and agricultural portfolio.  Loan yields declined as matured loans re-priced in the lower rate environment and new loan rates reflected competitive market pricing.  Additionally, FTE interest income on investment securities for 2010 decreased as a 110 basis point reduction in the average FTE yield earned on investment securities offset the impact of a $45.8 million increase in the average volume of investment securities.  The reduction in the average FTE yield on investment securities from 4.64% at December 31, 2009 to 3.54% at December 31, 2010 resulted from the reinvestment of excess cash in short-term U.S. Agency bonds at lower yields.  Interest expense decreased primarily due to a 47 basis point reduction in the average rate paid on interest-bearing deposits, from 1.40% at December 31, 2009 to 0.93% at December 31, 2010.  Additionally, interest paid on securities sold under agreements to repurchase and on the junior subordinated debentures decreased due to rate reductions.  As a result, the FTE net interest margin declined 16 basis points, from 4.88% for the year ended December 31, 2009 to 4.72% for the year ended December 31, 2010.

Included in 2010 FTE net interest income is a $298,000 one-time recovery of interest income on a $3.9 million nonaccrual commercial loan that was paid off in December 2010.  Net of the $298,000 recovery of interest income, the taxable equivalent margin would have decreased 19 basis points in prior year comparison.

Noninterest Income
Noninterest income totaled $13.1 million at December 31, 2011, compared to $14.9 million at December 31, 2010 and $15.0 million at December 31, 2009.  Service charges and fees on deposit accounts represent the primary source of noninterest income for the Company.  Income from service charges and fees on deposit accounts, including insufficient funds fees (“NSF” fees), decreased $2.8 million in 2011 compared to a $716,000 decrease in 2010.  The decrease in 2011 was primarily due to a $2.7 million reduction of NSF fee income, which resulted from fewer NSF items processed.  As discussed below, we believe this was primarily driven by the changes implemented in our policies in connection with the changes in Regulation E in 2010.  Income on ATM and debit card transactions increased $442,000 in 2011 and $294,000 in 2010 as the result of an increase in electronic transactions processed.  Other noninterest income increased $514,000 in 2011 and increased $233,000 in 2010, including net gains on sales of securities.  The $514,000 increase in 2011 resulted primarily from a $468,000 increase in income from other real estate owned.  During the second quarter of 2011, we repossessed a condominium complex and have been earning income on the rentals until the property is sold.  The $233,000 increase in 2010 resulted primarily from a $178,000 impairment charge on an equity security recorded in 2009.

During 2010, we addressed changes in Regulation E, which became effective on August 15, 2010.  Regulation E governs the treatment of electronic funds transfers and the Bank’s ability to collect fees for overdrafts involving ATM and point of sale debit transactions.  The amendments to Regulation E required that we give our customers the option to continue to receive approval on and payment of point-of-sale transactions only if they have chosen overdraft protection.  As a result of offering the required option, 82.0% of our customers affected opted to continue to access a form of overdraft protection for approval on and payment of point-of-sale transactions.  Additionally, during the first quarter of 2011, we took proactive steps in response to guidance issued by the FDIC that lowered our NSF fee income in 2011.  Although additional regulatory changes regarding electronic transactions could further reduce our non-interest income earned in future periods, we believe the current contribution of NSF fee income to total non-interest income has leveled off and is sustainable.

Noninterest Expense
Total noninterest expense increased 12.5%, or $5.5 million, from 2010 to 2011, and decreased 2.0%, or $875,000, from 2009 to 2010.  Salaries and employee benefits increased $1.4 million, or 6.9%, in 2011 and the total of full-time equivalent employees was 444, an increase of 55 employees from 389 full-time equivalent employees at year-end 2010.  Salary and benefit costs increased in 2011 primarily due to employees added with the three acquisitions completed in the second half of 2011.  The increase also included retention and merit bonuses paid following completion of the acquisitions and system conversions of all three acquisitions by year-end 2011.  Additionally, in the first quarter of 2011, we implemented a new management structure designed to increase shareholder value through a coordinated focus on achieving our expansion objectives.  The new structure included the appointment of two new executive officers, a Chief Operating Officer and a Chief Banking Officer.  Salaries and employee benefits decreased $1.4 million, or 6.4%, in 2010, primarily due to a $1.2 million reduction in group health insurance expense as MidSouth’s partially self-funded group health insurance plan experienced a lower amount of insurance claims in 2010.

Occupancy expenses increased $554,000 in 2011 and decreased $561,000 in 2010.  The increase in occupancy expense in 2011 related to the acquired branches totaled approximately $514,000 and primarily included additional lease expense and increased fuel and auto maintenance expenses.  The $561,000 decrease in 2010 resulted primarily from a $265,000 decrease in depreciation cost and a $139,000 decrease in lease expense.  Premises and equipment additions and leasehold improvements totaled approximately $11.4 million, $1.3 million, and $1.8 million for the years 2011, 2010, and 2009, respectively.

ATM and debit card processing fees decreased $209,000 in 2011 and increased $235,000 in 2010.  The decrease in 2011 is primarily due to a decrease in the cost of third party processing.  The increase in 2010 resulted primarily from an increase in fraud losses on electronic transactions.

Data processing costs, included in other non-interest expense, increased $1.1 million in 2011 and increased $451,000 in 2010.  The increase in 2011 is due to data processing charges of $1.2 million incurred as a result of the three acquisitions that were partially offset by a $423,000 reduction in the cost of internet banking processing.  Other non-interest expense increases of $480,000 in marketing expense, $328,000 in corporate development expense, $231,000 in printing and supplies expense, and $913,000 in legal and professional fees were impacted by acquisition costs totaling approximately $1.2 million in these and other non-interest expense categories in 2011.  Expenses on other real estate owned increased $713,000 due primarily to the repossession of a condominium complex in the second quarter of 2011.  These increased non-interest expenses were partially offset by a $410,000 decrease in FDIC fees due to a change in the assessment calculation.

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

Income Taxes
Income tax expense decreased by $404,000 in 2011 and increased by $843,000 in 2010 and approximated 11%, 14%, and 3% of income before taxes in 2011, 2010 and 2009, respectively.  The lower effective tax rate was due primarily to the impact of nontaxable municipal interest on the statutory tax rate. Additionally, the lower tax rates for 2009 resulted from recognition of the Work Opportunity Tax Credit under the Katrina Emergency Tax Relief Act of 2005, which reduced income tax expense by $108,000 in 2009.  The notes to the consolidated financial statements provide additional information regarding income tax considerations.

Balance Sheet Analysis

Investment Securities
Total investment securities increased $202.3 million in 2011, from $265.4 million in 2010 to $467.7 million at December 31, 2011.  The increase resulted primarily from $250.8 million in purchased securities and $32.6 million in securities acquired with the FLNB acquisition, partially offset by $81.7 million in maturities and calls of securities within the portfolio in 2011.  Average duration of the portfolio was 3.44 years as of December 31, 2011 and the average taxable-equivalent yield was 3.17%.  For the year ended December 31, 2010, average duration of the portfolio was 3.17 years and the average taxable-equivalent yield was 3.54%.  Unrealized net gains before tax effect in the securities available-for-sale portfolio were $11.7 million at December 31, 2011, compared to unrealized net gains before tax effect of $6.3 million at December 31, 2010.  These amounts resulted from interest rate fluctuations.

At December 31, 2011, approximately $176.1 million, or 48.0%, of the securities available-for-sale portfolio represented mortgage-backed securities and CMOs.  All of the mortgage-backed securities and CMOs are government agency sponsored with the exception of three privately issued CMOs with a current market value of $137,000.  Risk due to changes in interest rates on mortgage-backed pools is monitored by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security.  CMOs totaled $66.6 million and represented pools that each had a book value of less than 10% of shareholders' equity at December 31, 2011.  An additional 25.9% of the available-for-sale portfolio consisted of short-term U.S. Government sponsored enterprises securities, while municipal securities represented 26.2%.  Given the current economic environment and concerns regarding the financial stability of municipalities in general, we contracted with an independent third party provider to conduct a review of our municipal portfolio during the first quarter of 2011.  As a result of the review, six municipal securities were sold during the first and second quarters of 2011 due primarily to the inability to obtain current financial information.  We did not purchase any municipal securities during 2011.  Additional information on our investment securities portfolio is provided in Note 3 of the notes to consolidated financial statements.

Table 4 Composition of Investment Securities December 31 (in thousands)
	2011	2010	2009	2008	2007
Available-for-sale securities
U. S. Government sponsored enterprises	$94,999	$117,698	$102,523	$39,747	$45,229
Obligations of state and political subdivisions	96,149	108,852	117,301	118,613	100,966
GSE mortgage-backed securities	109,487	11,472	15,634	19,661	24,250
Collateralized mortgage obligations: residential	41,468	22,688	36,278	47,829	10,797
Collateralized mortgage obligations: commercial	25,138	3,099	-	-	-
Financial institution equity security	-	-	72	94	210
Total available-for-sale securities	$367,241	$263,809	$271,808	$225,944	$181,452

Held-to-maturity securities
Obligations of state and political subdivisions	$340	$1,588	$3,043	$6,490	$10,746
GSE mortgage-backed securities	82,497	-	-	-	-
Collateralized mortgage obligations: commercial	17,635	-	-	-	-
Total held-to-maturity securities	$100,472	$1,588	$3,043	$6,490	$10,746

Total investment securities	$467,713	$265,397	$274,851	$232,434	$192,198

Table 5
Investment Securities Portfolio Maturities and Average Taxable-Equivalent Yields For the Year Ended December 31, 2011 (dollars in thousands)
	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Securities available-for-sale:
U.S. Government sponsored enterprises	$72,758	1.43%	$22,241	0.52%	$-	-	$-	-	$94,999
Obligations of state and political subdivisions1	7,500	5.21%	47,522	4.83%	35,583	5.71%	5,544	5.98%	96,149
GSE mortgage-backs and CMOs: residential	5,588	4.66%	145,136	2.83%	-	-	231	2.27%	150,955
GSE mortgage-backs and CMOs: commercial	740	3.33%	14,008	2.24%	10,390	3.01%	-	-	25,138
Total fair value	$86,586		$228,907		$45,973		$5,775		$367,241

	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Obligations of state and political subdivisions	$140	5.50%	$200	6.84%	$-	-	$-	-	$340
GSE mortgage-backs and CMOs: residential	-	-	82,497	2.41%	-	-	-	-	82,497
GSE mortgage-backs and CMOs: commercial	-	-	10,063	2.04%	7,572	2.45%	-	-	17,635
Total cost	$140		$92,760		$7,572		$-		$100,472

1Tax exempt yields are expressed on a fully taxable equivalent basis.

Loan Portfolio
The loan portfolio totaled $746.3 million at December 31, 2011, up 28.5%, or $165.5 million, from $580.8 million at December 31, 2010.  Of the $165.5 million in loan growth, $127.9 million resulted from the 2011 acquisitions.   Approximately $26.4 million in organic loan growth in 2011 resulted primarily from improved loan demand and funding activity, primarily in the third and fourth quarters of 2011.  Organic growth has been effected by commercial and consumer customers continuing to pay down debt in an unstable economic environment.

Our loan portfolio is diversified throughout our Louisiana and Texas markets, with a focus on commercial, financial, agricultural (“C&I”) and owner-occupied commercial real estate (“CRE”) loans.  Our C&I and CRE loans are primarily underwritten on cash flow analyses versus collateral valuations.  The C&I portfolio consists primarily of term loans or revolving lines of credit which are generally structured with annual maturity.  The term loans are generally structured with fixed rates and three to five year maturities.  The CRE portfolio consists primarily of credits that have fifteen to twenty year amortization terms with rates fixed primarily for three years, but up to five years.  We believe the shorter term structure of our C&I and CRE credits allows greater flexibility in controlling interest rate risk.

The loan portfolio at December 31, 2011 consisted of approximately 49% in fixed rate loans, with the majority maturing within five years.  Approximately 51% of the portfolio earns a variable rate of interest, the greater majority of which adjusts simultaneous with changes in the Prime rate and a smaller portion that adjusts on a scheduled repricing date.  The mix of variable and fixed rate loans provides some protection from changes in market rates of interest.  Additionally, over the past two years, we established rate floors, primarily for our commercial loans, that provided some protection to our net interest margin during a sustained low rate environment like we are currently facing.

Table 6 Composition of Loans
December 31 (in thousands)
	2011	2010	2009	2008	2007
Commercial, financial, and agricultural	$223,283	$177,598	$193,350	$208,473	$192,681
Lease financing receivable	4,276	4,748	7,589	8,058	8,089
Real estate – commercial	280,798	208,764	188,045	167,242	148,465
Real estate – residential	113,582	72,460	77,130	67,346	67,840
Real estate – construction	52,712	54,164	39,544	65,327	65,448
Installment loans to individuals	69,980	62,272	77,069	87,743	85,931
Other	1,674	806	2,315	4,766	1,051
Total loans	$746,305	$580,812	$585,042	$608,955	$569,505

NOTE:  The December 31, 2007 loan composition reflects a reclassification in real estate – construction, real estate – mortgage, and commercial, financial, and agricultural loans.

Table 7
Loan Maturities and Sensitivity to Interest Rates For the Year Ended December 31, 2011 (in thousands)
	Fixed and Variable Rate Loans at Stated Maturities				Amounts Over One Year With
	1 Year or Less	1 Year – 5 Years	Over 5 years	Total	Predetermined Rates	Floating Rates	Total
Commercial, financial, and agricultural	$93,449	$83,689	$46,145	$223,283	$76,047	$53,787	$129,834
Lease financing receivables	156	4,120	-	4,276	4,120	-	4,120
Real estate – commercial	22,951	93,470	164,377	280,798	78,566	179,281	257,847
Real estate – residential	14,052	35,716	63,814	113,582	74,663	24,867	99,530
Real estate – construction	24,349	14,390	13,973	52,712	13,779	14,584	28,363
Installment loans to individuals	20,277	42,578	7,125	69,980	42,490	7,213	49,703
Other	585	1,089	-	1,674	1,089	-	1,089
Total	$175,819	$275,052	$295,434	$746,305	$290,754	$279,732	$570,486

Asset Quality

Credit Risk Management
We manage credit risk by observing written, board approved policies that govern all underwriting activities.  In 2010, we added a Chief Credit Officer (“CCO”) responsible for credit underwriting and loan operations for the Bank.  The role of CCO includes on-going review and development of lending policies, commercial credit analysis, centralized consumer underwriting, loan operations documentation and funding, and overall credit risk management procedures.  The current risk management process requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  We believe the conservative nature of our underwriting practices has resulted in strong credit quality in our loan portfolio. Completed loan applications, credit bureau reports, financial statements, and a committee approval process remain a part of credit decisions.  Documentation of the loan decision process is required on each credit application, whether approved or denied, to ensure thorough and consistent procedures.  Additionally, we have historically recognized and disclosed significant problem loans quickly and taken prompt action to address material weaknesses in those credits.

Our loan review process also includes monitoring and reporting of loan concentrations whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At December 31, 2011, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $112.3 million, or 15.1% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At December 31, 2011, loans secured by commercial real estate (including commercial construction and multifamily loans) totaled approximately $322.3 million.  Of the $322.3 million, $264.3 million represent CRE loans, 63% of which are secured by owner-occupied commercial properties.  Of the $322.2 million in loans secured by commercial real estate, $3.2 million or 1.0% were on nonaccrual status at December 31, 2011 and consisted primarily of five credits totaling $2.6 million.

Nonperforming Assets
Table 8 contains information about nonperforming assets, including loans past due 90 days or greater (“90 days or >”) and still accruing.

Table 8 Asset Quality Information December 31 (dollars in thousands)
	2011	2010	2009	2008	2007
Loans on nonaccrual	$6,229	$19,603	$16,183	$9,355	$1,602
Loans past due 90 days or > and still accruing	231	66	378	1,005	980
Total nonperforming loans	6,460	19,669	16,561	10,360	2,582
Other real estate owned, net	7,369	1,206	792	329	143
Other assets repossessed	326	36	51	306	280
Total nonperforming assets	$14,155	$20,911	$17,404	$10,995	$3,005

Troubled debt restructurings	$456	$653	$-	$-	$-

Nonperforming loans to total loans + ORE + other foreclosed assets	1.88%	3.59%	2.83%	1.70%	0.45%
Nonperforming assets to total assets	1.01%	2.09%	1.79%	1.17%	0.35%
ALLL to nonperforming loans	113%	45%	48%	73%	217%
ALLL to total loans	0.97%	1.52%	1.37%	1.25%	0.99%

Nonperforming assets declined 32.3% in year-over-year comparison as the Company continued to successfully work problem assets off the balance sheet.  Total nonperforming assets were reduced from $20.9 million at December 31, 2010 to $14.2 million at December 31, 2011, a $6.7 million reduction that included the charge-off of $2.8 million in specific reserves related to two commercial credits in the first quarter of 2011.  The two credits were transferred into Other Real Estate (“ORE”) during the second and third quarters of 2011.  One credit totaling $4.9 million is secured by a condominium complex that is currently producing positive cash flow from net rental income on a monthly basis.  The second credit is a $1.4 million commercial development loan in the Texas market.   Additionally, a $1.6 million credit was sold in the first quarter of 2011 and a $2.7 million national participation credit was sold in the third quarter of 2011 to further reduce nonperforming assets.  Classified assets, including ORE, totaled $26.7 million at December 31, 2011, down 31.9% from $39.2 million at December 31, 2010.  Troubled debt restructurings (“TDRs”) totaled $456,000 at December 31, 2011 compared to $653,000 at December 31, 2010.  One commercial credit classified as a TDR at December 31, 2010 returned to its original payment schedule in June of 2011 and three additional small commercial credits were identified as TDRs in 2011.  Additional information regarding impaired loans and TDRs is included in the notes to the consolidated financial statements.

Allowance coverage for nonperforming loans was 113% at December 31, 2011, compared to 45% at December 31, 2010.  The allowance coverage for nonperforming loans ratio increased in 2011 despite a decrease in the ALLL/total loans ratio from 1.52% at December 31, 2010 to 0.97% at December 31, 2011.  The increased coverage ratio for nonperforming loans resulted primarily from a $13.2 million reduction in nonperforming loans.    The decrease in the ALLL/total loans ratio resulted primarily from the $127.9 million in loans added through the three acquisitions completed in the third and fourth quarters of 2011.  In accordance with GAAP, there was no carry-over of each bank’s previously established ALLL.  Year-to-date net charge-offs were 0.73% of total loans as of December 31, 2011 compared to 0.72% as of December 31, 2010.

Consumer and commercial loans are placed on nonaccrual status when principal or interest is 90 days past due, or sooner if the full collectability of principal or interest is doubtful, except if the underlying collateral fully supports both the principal and accrued interest and the loan is in the process of collection.  Our policy provides that retail (consumer) loans that become 120 days delinquent be routinely charged off.  Loans classified for regulatory purposes but not included in Table 8 do not represent material amounts that we have serious doubts as to the ability of the borrower to comply with loan repayment terms.  Further information regarding loan policy is provided in the notes to the consolidated financial statements.

Allowance for Loan Losses
Provisions totaling $3.9 million, $5.0 million, and $5.5 million, for the years 2011, 2010, and 2009, respectively, were considered necessary to bring the allowance for loan losses to a level we believe sufficient to cover probable losses in the loan portfolio.  For additional information regarding the decrease in the year-end allowance to year-end total loans for 2011, see the discussion of “Nonperforming Assets” above.  Table 9 analyzes activity in the allowance for 2011, 2010, 2009, 2008, and 2007.

Table 9
Summary of Loan Loss Experience (dollars in thousands)
	2011	2010	2009	2008	2007
Balance at beginning of year	$8,813	$7,995	$7,586	$5,612	$4,977

Charge-offs:
Commercial, financial, and agricultural	1,109	1,333	1,147	776	150
Lease financing receivables	19	1	26	-	1
Real estate – commercial	1,246	130	136	39	-
Real estate – residential	283	146	306	125	1
Real estate – construction	2,444	1,478	2,172	428	-
Installment loans to individuals	671	1,368	1,481	1,256	474
Other	-	-	-	-	-
Total charge-offs	5,772	4,456	5,268	2,624	626

Recoveries:
Commercial, financial, and agricultural	152	50	56	35	18
Lease financing receivables	1	1	-	-	6
Real estate – commercial	1	1	-	-	-
Real estate – residential	4	60	2	-	6
Real estate – construction	14	1	1	-	-
Installment loans to individuals	138	141	168	155	55
Other	-	-	-	2	1
Total recoveries	310	254	227	192	86

Net charge-offs	5,462	4,202	5,041	2,432	540
Additions to allowance charged to operating expenses	3,925	5,020	5,450	4,555	1,175
Reclassification1	-	-	-	(149)	-

Balance at end of year	$7,276	$8,813	$7,995	$7,586	$5,612

Net charge-offs to average loans	0.87%	0.72%	0.86%	0.40%	0.10%
Year-end allowance to year-end loans	0.97%	1.52%	1.37%	1.25%	0.99%

1 In the second quarter of 2008, approximately $149,000 of the allowance for loan loss was identified as a reserve for unfunded loan commitments.  The reserve was classified as a liability in accordance with SFAS No. 5, Accounting for Contingencies, in the same period.

Table 10 Allocation of Loan Loss by Category (dollars in thousands)
	2011		2010		2009		2008		2007
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and real estate	$1,734	24.0	$1,664	31.0	$2,053	33.0	$1,586	35.0	$2,111	34.0
Real estate - construction	1,661	23.0	2,963	9.0	2,247	7.0	2,911	11.0	659	11.0
Real estate -mortgages1	-	-	-	-	2,296	45.0	1,999	38.0	1,893	39.0
Real estate - commercial	2,215	30.0	2,565	36.0	-	-	-	-	-	-
Real estate - residential	936	13.0	862	12.0	-	-	-	-	-	-
Installment loans to individuals	710	10.0	730	11.0	1,378	14.0	1,058	15.0	805	15.0
Lease financing receivables	19	-	29	1.0	21	1.0	32	1.0	80	1.0
Other	1	-	-	-	-	-	-	-	64	-
	$7,276	100.0	$8,813	100.0	$7,995	100.0	$7,586	100.0	$5,612	100.0

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

Funding Sources

Deposits
As of December 31, 2011, total deposits increased $364.0 million, or 45.5%, to $1.2 billion following an increase of $27.5 million in 2010 to $800.8 million. Noninterest-bearing deposits increased $55.3 million to $254.8 million and represented 21.9% of total deposits at December 31, 2011, compared to 24.9% at December 31, 2010 and 22.7% at December 31, 2009.  Interest-bearing deposits in money market and savings accounts increased $46.3 million and NOW account deposits increased $55.6 million. Time deposits, which are comprised mostly of certificates of deposits (“CDs”), increased $206.8 million in 2011.  The deposit growth in 2011 resulted primarily from the acquisitions.  Core deposits, defined as all deposits other than time deposits of $100,000 or more, declined following the acquisitions to 84.2% of total deposits in 2011 compared to 92.6% at year-end 2010, and 91.2% at year-end 2009.  Strategically, we will work to convert higher cost CDs acquired into core relationships as the CDs mature.  To manage the net interest margin and core deposit balances, we typically offer low- to mid-market rates on CDs and have no brokered deposits.  Additional information on deposits appears in the tables below and in the notes to the consolidated financial statements.

1 Portfolio segments have been revised for 2010 in accordance with Accounting Standards Update 2010-20, effective for periods ending on or after December 15, 2010.

Table 11
Summary of Average Deposits (in thousands)
	2011		2010		2009
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
Noninterest-bearing demand deposits	$219,669	-	$184,419	-	$185,757	-
Interest-bearing deposits:
Savings, NOW, and money market	506,809	0.45%	466,844	0.76%	439,655	1.05%
Time deposits	173,742	1.02%	122,324	1.56%	141,159	2.46%
Total	$900,220	0.45%	$773,587	0.71%	$766,571	1.06%

Table 12 Maturity Schedule Time Deposits of $100,000 or More (in thousands)
	2011	2010	2009
3 months or less	$40,621	$24,555	$30,397
Over 3 months through 6 months	33,435	8,992	15,235
Over 6 months through 12 months	59,779	11,601	17,118
Over 12 months	50,278	13,975	5,343
Total	$184,113	$59,123	$68,093

Borrowed Funds
As of December 31, 2011, we had securities sold under repurchase agreements totaling $46.1 million and no federal funds purchased.  At December 31, 2010, we had $43.8 million in securities sold under repurchase agreements and no federal funds purchased.  Retail repurchase agreements, included in securities sold under agreements to repurchase, increased $2.3 million, from $31.3 million at December 31, 2010 to $33.6 million at December 31, 2011.  Also included in securities sold under agreements to repurchase is a $12.5 million reverse repurchase agreement we entered into with Citigroup Markets, Inc. (“CGMI”) in July of 2007.  The reverse repurchase agreement provided low cost funding to meet liquidity demands.  Under the terms of the agreement, interest is payable at a fixed rate of 4.57% for the remainder of the term.  The repurchase date is scheduled for August 9, 2017; however, the agreement is subject to call by CGMI quarterly.

On September 20, 2004, we issued $8,248,000 of unsecured junior subordinated debentures.  The $8.2 million in debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at December 31, 2011 was 3.06%.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

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

In 2011, 2010, and 2009, we did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or FRB discount window that exceeded 30% of our stockholders’ equity for such year.

Capital
As described under “Business - Supervision and Regulation,” we are required to maintain certain minimum capital levels for the Company and the Bank.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At December 31, 2011, the Company and the Bank were in compliance with statutory minimum capital requirements.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 capital to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of December 31, 2011, the Company’s leverage ratio was 11.14% as compared to 14.00% at December 31, 2010.  Tier 1 capital to risk weighted assets was 16.10% and 21.11% for 2011 and 2010, respectively.  Total capital to risk weighted assets was 16.97% and 22.36%, respectively, for the same periods.  For regulatory purposes, Tier 1 Capital includes $15.0 million of the junior subordinated debentures issued by the Company.  For financial reporting purposes, these funds are included as a liability under GAAP.  The Bank’s leverage ratio was 8.91% and 10.78% at December 31, 2011 and 2010, respectively.

The FDIC Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates.  The Bank was classified as “well capitalized” as of December 31, 2011.  No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading Balance Sheet Analysis - Securities, $11.7 million in unrealized gains on securities available-for-sale, less a deferred tax liability of $4.0 million, was recorded as an addition to shareholders’ equity as of December 31, 2011.  As of December 31, 2010, $6.3 million in unrealized gains on securities available-for-sale, less a deferred tax liability of $2.1 million, was recorded as an addition to shareholders' equity.  While the net unrealized loss or gain on securities available-for-sale is required to be reported as a separate component of shareholders' equity, it does not affect operating results or regulatory capital ratios.  The net unrealized gains and losses reported for December 31, 2011 and 2010, however, did affect the equity-to-assets ratio for financial reporting purposes.  The ratio of equity-to-assets was 11.59% at December 31, 2011 and 13.63% at December 31, 2010.

Asset/Liability Management and Interest Rate Sensitivity
Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest.  The primary objective of our asset and liability management process is to evaluate interest rate sensitivity inherent in our balance sheet components and establish guidelines to manage that risk within acceptable performance levels.  Management and our Board of Directors are responsible for determining the appropriate level of acceptable risk based on our strategic focus, regulatory requirements for capital and liquidity, and the market environment. Our Board of Directors established an Asset/Liability management committee (“ALCO”), comprised of certain executive and senior officers of the Bank, to measure and monitor interest rate risk within defined parameters.  During 2011, ALCO utilized a qualified third party’s model of asset and liability management to measure interest rate risk using net interest income simulation and economic value of equity sensitivity analysis.  The third party utilizes its own proprietary software to model our assets and liabilities. The model captures data from our internal operating systems, an external investment portfolio accounting system and additional information regarding rates and prepayment characteristics to construct an analysis that presents differences in repricing, cash flows and the maturity characteristics of earning assets and interest-bearing liabilities for selected time periods.

This data, combined with additional assumptions including repricing rates and payment characteristics, were used to perform instantaneous parallel rate shift and ramped rate shift simulations.  Instantaneous rate shifts are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount.  Ramped rate shifts model gradual shifts over a period of time and generally provide more realistic projections of changes in net interest income and market risk.  Results of the simulations were compared to a base case scenario that provided projected net interest income over the next 12 months with no change in the balance sheet.  The estimated percentage changes in projected net interest income due to changes in interest rates of –100, +200, and +300 basis points as determined through the simulations are detailed below.  At December 31, 2011, the interest rate risk model results were within policy guidelines and indicated that our balance sheet is slightly asset sensitive.  The results of the interest rate risk modeling are reviewed by ALCO and discussed quarterly at Funds Management committee meetings of our Board of Directors.

Net Interest Income at Risk in Year 1
Changes in Interest Rates	Estimated Increase /Decrease in NII at December 31, 2011
Shock Up 300 basis points	1.1%
Ramped Up 200 basis points	0.2%
Ramped Down 100 basis points	0.1%

In January 2011, we revised our asset/liability and funds management policy to allow for the potential use of interest rate derivatives; however, we had not entered into any interest rate swaps or off-balance sheet derivatives to modify interest sensitivity levels at December 31, 2011.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $134.8 million in projected cash flows from securities repayments during 2012 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the Federal Reserve Bank of Atlanta (“FRB”) and with the FHLB–Dallas.  As of December 31, 2011, we had no borrowings with the FRB-Atlanta or the FHLB-Dallas.  The Company has $21.8 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $315.7 million if necessary to meet liquidity needs.  Additionally, $10.1 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $261.9 million at December 31, 2011.  Additional unsecured borrowing lines totaling $48.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity
In August 2011, the Company repaid $20.0 million in Series A Preferred Stock issued in 2009 to the Treasury under the CPP with funds from the Treasury’s SBLF program authorized by Congress under the Small Business Jobs Act of 2010.  As a result of the repurchase of the Series A Preferred Stock, all of the TARP limitations affecting the Company were removed.  In connection with the SBLF transaction, the Company issued $32.0 million in Series B Preferred Stock to the Treasury.  Net of $20.0 million used to repay the Series A Preferred Stock, the remaining $12.0 million was injected into the Bank as additional common equity capital.  The dividend rate on the Series B Preferred Stock going forward will be between 1% and 5% based on the level of qualified small business loans. As of December 31, 2011, the dividend rate was 5% per annum.

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

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series B Preferred Stock and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001, the terms of which are described in the notes to the consolidated financial statements.  No dividends were paid by the Bank to the Company in 2010 or 2011; however, as of January 1, 2012, the Bank had the ability to pay dividends to the Company of approximately $15.4 million without prior approval from the OCC.  At December 31, 2011, the parent company had approximately $27.9 million cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock, preferred stock and other securities to provide funds as needed for operations and future growth of the Company and the Bank.

Dividends
The primary source of cash dividends on the Company's common stock is dividends from the Bank. The Bank has the ability to declare dividends to the Company of up to $15.4 million as of December 31, 2011 without prior approval of the OCC.  However, the Bank’s ability to pay dividends would be prohibited if the result would cause the Bank’s regulatory capital to fall below minimum requirements.

Cash dividends totaling $2.8 million and $2.7 million were declared to common shareholders during 2011 and 2010, respectively.  During 2010 and through August of 2011, pursuant to the terms of the agreements between us and the Treasury governing the CPP Transaction, we could not pay cash dividends on our common stock in excess of $0.28 per share per year.

Off Balance Sheet Arrangements and Other Contractual Obligations
In the normal course of business we use various financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.  We did not have an average balance in any category of short-term borrowings detailed below in 2011, 2010, or 2009 that exceeded 30% of our stockholders’ equity for such year.  Additional information regarding contractual obligations appears in the notes to the consolidated financial statements.  The following table presents significant contractual obligations as of December 31, 2011.

Table 14
Contractual Obligations (in thousands)
	Payment due by period
		1 year	> 1-3	> 3-5	More than
	Total	or less	years	years	5 years
Time deposits	$324,541	$239,688	$73,518	$11,332	$3
Federal funds purchased	-	-	-	-	-
Long-term debt obligations	15,465	-	-	-	15,465
Retail Repurchase Agreements	33,578	33,578	-	-	-
Reverse Repurchase Agreements	12,500	-	-	-	12,500
Operating lease obligations	23,110	2,179	4,062	3,525	13,344
Total	$409,194	$275,445	$77,580	$14,857	$41,312

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto, presented herein, have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of operations.  Unlike most industrial companies, nearly all of our assets and liabilities are financial in nature.  As a result, interest rates generally have a greater impact on our performance than do the effects of general levels of inflation. For additional information, see “Funding Sources – Interest Rate Sensitivity.”

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Information regarding market risk appears under the heading Interest Rate Sensitivity under Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations included in this filing.

Item 8 – Financial Statements and Supplementary Data

Consolidated Balance Sheets
December 31, 2011 and 2010
(dollars in thousands, except share data)
	2011	2010
Assets
Cash and due from banks, including required reserves of $7,990 and $3,487, respectively	$26,775	$20,758
Interest-bearing deposits in banks	56,128	69,452
Federal funds sold	400	1,697
Time deposits held in banks	710	5,164
Securities available-for-sale, at fair value (cost of $355,496 at December 31, 2011 and $257,472 at December 31, 2010)	367,241	263,809
Securities held-to-maturity (estimated fair value of $101,131 at December 31, 2011 and $1,608 at December 31, 2010)	100,472	1,588
Other investments	5,637	5,062
Loans	746,305	580,812
Allowance for loan losses	(7,276)	(8,813)
Loans, net	739,029	571,999
Bank premises and equipment, net	44,598	36,592
Accrued interest receivable	5,607	4,628
Goodwill	24,959	9,271
Intangibles	7,147	115
Cash surrender value of life insurance	4,853	4,698
Other real estate	7,369	1,206
Other assets	5,831	6,300
Total assets	$1,396,756	$1,002,339

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$254,755	$199,460
Interest-bearing	910,051	601,312
Total deposits	1,164,806	800,772
Securities sold under agreements to repurchase	46,078	43,826
Junior subordinated debentures	15,465	15,465
Other liabilities	8,570	5,623
Total liabilities	1,234,919	865,686
Commitments and contingencies

Shareholders’ equity:
Series A Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 20,000 shares issued and outstanding at December 31, 2010	-	19,408
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at December 31, 2011 and no shares issued and outstanding at December 31, 2010	32,000	-
Common stock, $0.10 par value; 30,000,000 shares authorized, 10,615,983 and 9,880,743 issued and 10,465,506 and 9,730,266 outstanding at December 31, 2011 and December 31, 2010, respectively	1,062	988
Additional paid-in capital	98,842	89,893
Unearned ESOP shares	-	(104)
Accumulated other comprehensive income	7,752	4,182
Treasury stock- 150,477 shares at December 31, 2011 and 2010, at cost	(3,286)	(3,286)
Retained earnings	25,467	25,572
Total shareholders’ equity	161,837	136,653
Total liabilities and shareholders’ equity	$1,396,756	$1,002,339

See notes to consolidated financial statements.

Consolidated Statements of Earnings
December 31, 2011, 2010 and 2009
(in thousands, except per share data)
	Twelve Months Ended December 31,
	2011	2010	2009
Interest income:
Loans, including fees	$41,887	$40,029	$41,342
Investment securities:
Taxable	5,362	3,699	3,905
Nontaxable	3,393	3,967	4,353
Other interest income	365	429	441
Total interest income	51,007	48,124	50,041

Interest expense:
Deposits	4,024	5,468	8,103
Borrowings	807	953	1,098
Junior subordinated debentures	971	974	1,019
Total interest expense	5,802	7,395	10,220

Net interest income	45,205	40,729	39,821
Provision for loan losses	3,925	5,020	5,450
Net interest income after provision for loan losses	41,280	35,709	34,371

Noninterest income:
Service charges on deposit accounts	6,921	9,673	10,389
Gain (loss) on securities, net	99	3	(178)
ATM and debit card income	3,802	3,360	3,066
Other charges and fees	2,239	1,821	1,769
Total noninterest income	13,061	14,857	15,046

Noninterest expenses:
Salaries and employee benefits	21,763	20,352	21,743
Occupancy expense	9,281	8,727	9,288
ATM and debit card expense	1,256	1,465	1,230
Other	17,004	13,274	12,432
Total noninterest expense	49,304	43,818	44,693

Income before income taxes	5,037	6,748	4,724
Income tax expense	564	968	125
Net earnings	$4,473	$5,780	$4,599
Dividends on preferred stock and accretion of warrants	1,802	1,198	1,175
Net earnings available to common shareholders	$2,671	$4,582	$3,424

Earnings per common share:
Basic	$0.27	$0.47	$0.51
Diluted	$0.27	$0.47	$0.51

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
December 31, 2011, 2010 and 2009
(in thousands)
	2011	2010	2009
Net earnings	$4,473	$5,780	$4,599
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the year net of income tax expense of $1,872, $143, and $1,076 respectively	3,635	280	2,090
Reclassification adjustment for gain on liquidation of equity security included in securities available-for-sale, net of income tax expense of $34 and $1, for the years ended December 31, 2011 and 2010, respectively, and for impairment loss, net of income tax benefit of $61, for the year ended December 31, 2009	(65)	(2)	117
Total other comprehensive income	3,570	278	2,207
Total comprehensive income	$8,043	$6,058	$6,806

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
December 31, 2011, 2010 and 2009
(in thousands, except share and per share data)
	Preferred Stock Series A		Preferred Stock Series B		Common Stock				Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	ESOP Obligation	Comprehensive Income	Treasury Stock	Retained Earnings	Total
Balance December 31, 2008	-	$-	-	$-	6,788,885	$679	$52,097	$(18)	$1,697	$(3,544)	$22,133	$73,044
Net earnings	-	-	-	-	-	-	-	-	-	-	4,599	4,599
Issuance of common stock, net of offering expenses	-	-	-	-	2,700,000	270	32,178	-	-	-	-	32,448
Issuance of Series A cumulative preferred stock and common stock warrants, net of costs of issuance	20,000	19,014	-	-	-	-	940	-	-	-	-	19,954
Dividends on preferred stock and accretion of common stock warrants	-	197	-	-	-	-	-	-	-	-	(1,175)	(978)
Dividends on common stock - $0.28 per share	-	-	-	-	-	-	-	-	-	-	(1,846)	(1,846)
Exercise of stock options	-	-	-	-	48	-	-	-	-	-	-	-
Tax benefit resulting from exercise of stock options, net adjustment	-	-	-	-	-	-	(3)	-	-	-	-	(3)
ESOP compensation expense	-	-	-	-	-	-	31	(199)	-	-	-	(168)
Stock option expense	-	-	-	-	-	-	20	-	-	-	-	20
Change in accumulated other comprehensive income	-	-	-	-	-	-	-	-	2,207	-	-	2,207
Balance December 31, 2009	20,000	19,211	-	-	9,488,933	949	85,263	(217)	3,904	(3,544)	23,711	129,277
Net earnings	-	-	-	-	-	-	-	-	-	-	5,780	5,780
Issuance of common and treasury stock due to overallotment, net of discount and offering expenses	-	-	-	-	384,811	38	4,472	-	-	258	-	4,768
Dividends on preferred stock and accretion of common stock warrants	-	197	-	-	-	-	-	-	-	-	(1,198)	(1,001)
Dividends on common stock - $0.28 per share	-	-	-	-	-	-	-	-	-	-	(2,721)	(2,721)
Exercise of stock options	-	-	-	-	6,999	1	50	-	-	-	-	51
ESOP compensation expense	-	-	-	-	-	-	58	113	-	-	-	171
Stock compensation expense	-	-	-	-	-	-	50	-	-	-	-	50
Change in accumulated other comprehensive income	-	-	-	-	-	-	-	-	278	-	-	278
Balance December 31, 2010	20,000	19,408	-	-	9,880,743	988	89,893	(104)	4,182	(3,286)	25,572	136,653
Net earnings	-	-	-	-	-	-	-	-	-	-	4,473	4,473
Issuance of common stock for acquisitions	-	-	-	-	725,000	73	8,765	-	-	-	-	8,838
Dividends on Series A preferred stock and accretion of common stock warrants	-	592	-	-	-	-	-	-	-	-	(1,242)	(650)
Redemption of Series A Preferred Stock	(20,000)	(20,000)	-	-	-	-	-	-	-	-	-	(20,000)
Issuance of Series B Preferred Stock	-	-	32,000	32,000	-	-	-	-	-	-	-	32,000
Dividends on Series B Preferred Stock	-	-	-	-	-	-	-	-	-	-	(560)	(560)
Dividends on common stock - $0.28 per share	-	-	-	-	-	-	-	-	-	-	(2,776)	(2,776)
Exercise of stock options	-	-	-	-	10,240	1	66	-	-	-	-	67
Tax benefit resulting from exercise of stock options	-	-	-	-	-	-	1	-	-	-	-	1
ESOP compensation expense	-	-	-	-	-	-	42	104	-	-	-	146
Stock option and restricted stock compensation expense	-	-	-	-	-	-	75	-	-	-	-	75
Change in accumulated other comprehensive income	-	-	-	-	-	-	-	-	3,570	-	-	3,570
Balance December 31, 2011	-	$-	32,000	$32,000	10,615,983	$1,062	$98,842	$-	$7,752	$(3,286)	$25,467	$161,837

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
December 31, 2011, 2010, and 2009
(in thousands)
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$4,473	$5,780	$4,599
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,265	3,300	3,587
Amortization of purchase accounting adjustments	(752)	98	121
Provision for loan losses	3,925	5,020	5,450
Deferred tax benefit	(491)	(1,033)	(541)
Amortization of premiums on securities, net	910	1,226	970
Amortization of other investments	14	-	-
Net loss on sale of other real estate	66	150	55
Write down of other real estate owned	476	241	76
Net loss on sale of premises and equipment	126	132	18
Stock compensation expense	13	6	20
Restricted stock expense	62	44	-
(Gain) loss on liquidation and/or impairment of equity security in securities available-for-sale	(99)	(3)	178
Change in accrued interest receivable	(331)	180	548
Change in accrued interest payable	(120)	(149)	(462)
Change in other assets and liabilities, net	1,667	2,271	(3,356)
Net cash provided by operating activities	13,204	17,263	11,263
Cash flows from investing activities, net of effect of purchase acquisitions in 2011:
Net change in time deposits in other banks	5,164	20,958	(17,099)
Proceeds from liquidation of equity security included in securities available-for-sale	-	75	-
Proceeds from maturities and calls of securities available-for-sale	81,030	33,242	77,703
Proceeds from maturities and calls of securities held-to-maturity	900	1,455	3,453
Proceeds from sale of securities available-for-sale	3,895	-	-
Purchases of securities available-for-sale	(149,332)	(26,107)	(121,369)
Purchases of securities held-to-maturity	(101,493)	-	-
Proceeds from redemption of other investments	82	-	600
Purchases of other investments	(449)	(173)	(1,201)
Net change in loans	(49,875)	(1,050)	17,903
Purchases of premises and equipment	(3,656)	(1,291)	(1,770)
Proceeds from sale of premises and equipment	9	3	9
Net cash associated with Jefferson Bank acquisition	93,800	-	-
Net cash associated with First Louisiana National Bank acquisition	19,708	-	-
Net cash associated with Beacon Federal acquisition	52,170	-	-
Proceeds from sale of other real estate owned	541	766	177
Purchase of other real estate	-	(450)	-
Net cash (used in) provided by investing activities	(47,506)	27,428	(41,594)
Cash flows from financing activities, net of effect of purchase acquisitions in 2011:
Change in deposits	15,041	27,487	6,581
Change in securities sold under agreements to repurchase	2,252	(3,233)	22,083
Change in federal funds purchased	-	(1,700)	(13,200)
Issuance of Series B preferred stock	32,000	-	-
Redemption of Series A preferred stock	(20,000)	-	-
Issuance of preferred stock and related common stock warrants	-	-	19,954
Issuance of common stock and treasury stock, net of offering expenses	-	4,768	32,448
Change in Federal Reserve Discount Window borrowings	-	-	(36,000)
Proceeds from exercise of stock options	67	51	-
Tax benefit due to exercise of stock options	1	-	(3)
Payment of dividends on preferred stock	(938)	(1,001)	(850)
Payment of dividends on common stock	(2,725)	(2,507)	(2,117)
Net cash provided by financing activities	25,698	23,865	28,896
Net increase or decrease in cash and cash equivalents	(8,604)	68,556	(1,435)
Cash and cash equivalents, beginning of year	91,907	23,351	24,786
Cash and cash equivalents, end of year	$83,303	$91,907	$23,351

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (continued)
December 31, 2011, 2010, and 2009
(in thousands)
	2011	2010	2009
Supplemental cash flow information:
Interest paid	$5,608	$7,544	$10,684
Income taxes paid	835	1,051	1,045
Noncash investing and financing activities:
Common stock issued in acquisition	8,838	-	-
Accretion of warrants	592	197	197
Change in accrued common stock dividends	51	218	(272)
Change in accrued preferred stock dividends	272	-	128
Net change in loan to ESOP	104	113	(199)
Change in unrealized gains/losses on securities available-for-sale, net of tax	3,570	278	2,207
Transfer of loans to other real estate	7,319	1,222	1,070
Financed sales of other real estate	73	30	300

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We are a bank holding company headquartered in Lafayette, Louisiana operating principally in the community banking business by providing banking services to commercial and retail customers through the Bank. The Bank is community oriented and focuses primarily on offering competitive commercial and consumer loan and deposit services to individuals and small to middle market businesses in south Louisiana and central and east Texas.

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

A summary of significant accounting policies follows:

Cash and cash equivalents—Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in other banks with original maturities of less than 90 days, and federal funds sold.

Investment Securities—We determine the appropriate classification of debt securities at the time of purchase and reassesses this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. We had no trading account securities during the three years ended December 31, 2011. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of shareholders’ equity.

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

Management and the Board of Directors believe the allowance for loan losses is appropriate at December 31, 2011.  While determination of the allowance for loan losses is based on available information at a given point in time, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

Basic and Diluted Earnings Per Common Share—Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed by dividing net earnings by the total of the weighted-average number of shares outstanding plus the dilutive effect of outstanding options.  The amounts of common stock and additional paid-in capital are adjusted to give retroactive effect to large stock dividends.  Small stock dividends, or dividends less than 25% of issued shares at the declaration date, are reflected as an increase in common stock and additional paid-in capital and a decrease in retained earnings for the market value of the shares on the date the dividend is declared.

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

Recent Accounting Pronouncements—In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU No. 2010-29”). ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  ASU No. 2010-29 disclosures on the three acquisitions completed in 2011 were not required to be included in Note 2 – Acquisition due to the immateriality of assets acquired and liabilities assumed in each transaction to the Company’s consolidated balance sheet.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. The update also reflects the FASB’s consideration of the different characteristics of public and non-public entities and the needs of users of their financial statements. Non-public entities will be exempt from a number of the new disclosure requirements.  The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  ASU No. 2011-04 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The amendments in this update allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures.  The Company has presented the statement of comprehensive income in a separate, consecutive statement following the statement of earnings for the years ended December 31, 2011, 2010 and 2009.  This format will be applied to quarterly filings of Form 10Q beginning with the first quarter 2012 filing.

In September 2011, the FASB issued ASU 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this update give an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in ASC 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in ASC 350-20-35-9. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company has elected to adopt ASU 2011-08 effective for the year ended December 31, 2011.  The adoption of ASU 2011-08 had an effect on how the Company performs its test for impairment of goodwill, but the adoption of this ASU did not have a material impact on the Company’s results of operations, financial position or disclosures.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The amendments in this update defers the requirements in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income.  ASU 2011-12 does not affect any of the other requirements of ASU 2011-05, including the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive statements.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2011.  The reclassifications had no impact on net income or shareholders equity.

2.	ACQUISITION ACTIVITY

On July 29, 2011, the Bank purchased all five former Jefferson Bank locations in the Dallas-Fort Worth, Texas area. The Bank acquired the branch network from First Bank and Trust Company, which purchased Jefferson Bank’s assets in connection with the bankruptcy of Jefferson Bank’s parent company.  The Bank acquired at fair value approximately $57.7 million in performing loans and assumed approximately $165.8 million in Jefferson Bank deposits for a purchase price of approximately $10.4 million.

On December 1, 2011, the Bank purchased substantially all of the assets of First Louisiana National Bank (“FLNB”), a wholly owned subsidiary of First Bankshares of St. Martin, Ltd, for total consideration of $20.3 million, which resulted in preliminary goodwill of $4.1 million, as shown in the following table (in thousands):

	Number of Shares	Amount
Equity consideration:
Common stock issued	725,000	$8,838
Non-equity consideration:
Cash		11,500
Total consideration paid		20,338
Fair value of net assets acquired including identifiable intangible assets		(16,230)
Goodwill		$4,108

On December 2, 2011, the Bank purchased the Tyler, Texas branch of Beacon Federal, a wholly owned federal savings bank of Beacon Federal Bancorp, Inc.  The Bank acquired at fair value approximately $22.2 million in performing loans and assumed approximately $79.8 million in Beacon Federal deposits.

The three transactions were accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values on the acquisition dates. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to fair values become available.  Assets acquired totaled $370.4 million, including $127.8 million in loans, $177.2 million in cash, $32.8 million of investment securities, $7.8 million of fixed assets and $23.0 million of intangibles.  Liabilities assumed were $350.0 million, including $349.6 million of deposits.

Preliminary goodwill of $15.7 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the businesses as well as the economies of scale expected from combining the operations of the acquired banks with those of the Bank.

The following table provides the assets purchased and the liabilities assumed and the adjustments to fair value for the Jefferson Bank acquisition (in thousands):

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

The following table provides the assets purchased and the liabilities assumed and the adjustments to fair value for the FLNB acquisition (in thousands):

Assets	As Recorded By FLNB	Fair Value Adjustments	Fair Value
Cash	$31,208	$-	$31,208
Time deposits held in banks	710	-	710
Investment securities	32,625	(1)	32,624
Other investments	140	-	140
Loans receivable	48,645	(693)	47,952
Fixed assets	2,234	1,445	3,679
Core deposit intangible	-	3,434	3,434
Other assets	641	-	641
Total assets acquired	$116,203	$4,185	$120,388

Liabilities
Deposits	$103,857	$134	$103,991
Other liabilities	167	-	167
Total liabilities assumed	$104,024	$134	$104,158

The following table provides the assets purchased and the liabilities assumed and the adjustments to fair value for the Beacon Federal acquisition (in thousands):

Assets	As Recorded By Beacon	Fair Value Adjustments	Fair Value
Cash	$52,170	$-	$52,170
Loans receivable	23,760	(1,600)	22,160
Fixed assets	288	153	441
Core deposit intangible	-	1,126	1,126
Other assets	51	-	51
Total assets acquired	$76,269	$(321)	$75,948

Liabilities
Deposits	$76,466	$3,331	$79,797
Other liabilities	5	-	5
Total liabilities assumed	76,471	3,331	79,802
Excess of liabilities assumed over assets acquired	$202
Aggregate fair value adjustments		$(3,652)
Goodwill			$3,854

The discounts on loans receivable will be accreted to interest income over the estimated average life of the loans using the level yield method. The core deposit intangible assets are being amortized over a 10 year life on an accelerated basis. The deposit premiums will be amortized over the average life of the related deposits as a reduction of interest expense.

The following table provides a reconciliation of goodwill:

Balance, December 31, 2010	$9,271
Addition: Jefferson Bank	7,726
Addition: First Louisiana National Bank	4,108
Addition: Beacon Federal	3,854
Balance, December 31, 2011	$24,959

In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans.  Management determined that the acquired loans were performing and that there was no evidence of credit quality deterioration. Therefore, these loans are accounted for under ASC 310-20, and, accordingly, contractual cash flows equal the expected cash flows. The loans are categorized into different loan pools per loan types. The Company determined expected cash flows on the acquired loans based on the best available information at the date of acquisition.  In accordance with GAAP, there was no carry-over of each acquired bank’s previously established allowance for loan losses.

3.	INVESTMENT SECURITIES

The portfolio of securities consisted of the following (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$94,339	$662	$2	$94,999
Obligations of state and political subdivisions	90,284	5,865	-	96,149
GSE mortgage-backed securities	105,409	4,078	-	109,487
Collateralized mortgage obligations: residential	40,855	618	5	41,468
Collateralized mortgage obligations: commercial	24,609	529	-	25,138
	$355,496	$11,752	$7	$367,241

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$116,560	$1,138	$-	$117,698
Obligations of state and political subdivisions	105,376	3,593	117	108,852
GSE mortgage-backed securities	10,642	830	-	11,472
Collateralized mortgage obligations: residential	21,849	882	43	22,688
Collateralized mortgage obligations: commercial	3,045	54	-	3,099
	$257,472	$6,497	$160	$263,809

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$340	$2	$-	$342
GSE mortgage-backed securities	82,497	550	-	83,047
Collateralized mortgage obligations: commercial	17,635	107	-	17,742
	$100,472	$659	$-	$101,131

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$1,588	$20	$-	$1,608

With the exception of three private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $137,000 and $228,000 at December 31, 2011 and 2010, respectively, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at December 31, 2011 by contractual maturity are shown below (in thousands).  Except for mortgage backed securities and collateralized mortgage obligations, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$79,491	$80,258
Due after one year through five years	67,331	69,763
Due after five years through ten years	32,552	35,583
Due after ten years	5,249	5,544
Mortgage-backed securities and collateralized mortgage obligations:
Residential	146,264	150,955
Commercial	24,609	25,138
	$355,496	$367,241

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$140	$141
Due after one year through five years	200	201
Mortgage-backed securities and collateralized mortgage obligations:
Residential	82,497	83,047
Commercial	17,635	17,742
	$100,472	$101,131

Details concerning investment securities with unrealized losses as of December 31, 2011 are as follows (in thousands):

	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government sponsored enterprises	$6,204	$2	$-	$-	$6,204	$2
Collateralized mortgage obligations: residential	1,849	1	136	4	1,985	5
	$8,053	$3	$136	$4	$8,189	$7

Details concerning investment securities with unrealized losses as of December 31, 2010 are as follows (in thousands):

	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Obligations of state and political subdivisions	$6,919	$117	$-	$-	$6,919	$117
Collateralized mortgage obligations: residential	4,689	36	227	7	4,916	43
	$11,608	$153	$227	$7	$11,835	$160

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

The unrealized losses on debt securities at December 31, 2011 and 2010 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2011 and 2010, management had both the intent and ability to hold impaired securities, and no impairment was evaluated as other than temporary. As a result, no impairment losses were recognized on debt securities during the years ended December 31, 2011, 2010, or 2009.

During the year ended December 31, 2011, the Company sold five securities classified as available-for-sale and one security classified as held-to-maturity.  Of the available-for-sale securities, four securities were sold with gains totaling $94,000 and one security was sold at a loss of $4,000 for a net gain of $90,000.  The securities were sold as a result of an external review performed on the municipal securities portfolio.  The decision to sell the one held to maturity security, which was sold at a gain of $9,000, was based on the inability to obtain current financial information on the municipality.  The sale was consistent with action taken on other securities with a similar deficiency, as identified in the external review.  On October 27, 2010, the Company liquidated one equity security at a market value of $75,000 for a recognized gain of $3,000.  The equity security was an investment in a portfolio of common stocks of community bank holding companies.  It was determined to be impaired in the fourth quarter of 2009 and was adjusted to a fair value of $72,000 from the original value of $250,000, resulting in an impairment of $178,000.

Of the securities issued by U.S. Government sponsored enterprises and SBA held by the Company at December 31, 2011, 5 out of 25 securities contained unrealized losses.  Of the collateralized mortgage obligations, 3 out of 29 contained unrealized losses.

Of the securities issued by state and political subdivisions held by the Company at December 31, 2010, 10 out of 175 securities contained unrealized losses.  Of the collateralized mortgage obligations, 3 out of 17 contained unrealized losses.

Securities with an aggregate carrying value of approximately $154.1 million and $150.6 million at December 31, 2011 and 2010, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

4.	OTHER INVESTMENTS

The Company is required to own stock in the Federal Reserve Bank of Atlanta (“FRB-Atlanta”) and, as a member of the Federal Home Loan Bank system, own stock in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”).  The Company accounts for FRB-Atlanta and FHLB-Dallas stock as other investments along with stock ownership in two correspondent banks and a Community Reinvestment Act (“CRA”) investment in a Senior Housing Crime Prevention program in Louisiana. The CRA investment consisted of three government-sponsored agency mortgage-backed securities purchased by the Company and held by the Senior Housing Crime Prevention program.  The majority of the interest earned on the security provides income to the program.

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of December 31, 2011 and 2010, based upon quarterly reviews, we determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
FRB-Atlanta	$2,071	$1,624
FHLB-Dallas	586	584
Other bank stocks	853	713
CRA investment	2,127	2,141
	$5,637	$5,062

5.	LOANS

The loan portfolio consisted of the following (in thousands):

	December 31,
	2011	2010
Commercial, financial and agricultural	$223,283	$177,598
Lease financing receivable	4,276	4,748
Real estate – construction	52,712	54,164
Real estate – commercial	280,798	208,764
Real estate – residential	113,582	72,460
Installment loans to individuals	69,980	62,272
Other	1,674	806
	746,305	580,812
Less allowance for loan losses	(7,276)	(8,813)
	$739,029	$571,999

The amounts reported in other loans at December 31, 2011 and 2010 includes the DDA overdraft deposits and loans primarily made to non-profit entities reported for each period.

An analysis of the activity in the allowance for loan losses is as follows (in thousands):

	December 31,
	2011	2010	2009
Balance, beginning of year	$8,813	$7,995	$7,586
Provision for loan losses	3,925	5,020	5,450
Recoveries	310	254	227
Loans charged-off	(5,772)	(4,456)	(5,268)
Balance, end of year	$7,276	$8,813	$7,995

During the years ended December 31, 2011, 2010, and 2009, there were approximately $7.3 million, $1.2 million, and $1.1 million, respectively, of transfers from loans to ORE.  Included in the $7.3 million added to ORE in 2011 is one credit totaling $4.9 million secured by a condominium complex.  The credit is currently producing positive cash flow from net rental income on a monthly basis.

In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2011 activity with respect to these related party loans and commitments to extend credit is as follows (in thousands):

Balance, beginning of year	$1,937
New loans	97
Repayments and adjustments	(54)
Balance, end of year	$1,980

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At December 31, 2011, one industry segment concentration, the oil and gas industry, aggregate more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $112.3 million, or 15.1% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At December 31, 2011, loans secured by commercial real estate (including commercial construction and multifamily loans) totaled approximately $322.3 million.  Of the $322.3 million, $264.3 million represent CRE loans, 63% of which are secured by owner-occupied commercial properties.  Of the $322.2 million in loans secured by commercial real estate, $3.2 million or 1.0% were on nonaccrual status at December 31, 2011 and consisted primarily of five credits totaling $2.6 million.

Allowance for Loan Losses and Recorded Investment in Loans by Portfolio Segment
For the Year Ended December 31, 2011 (in thousands)
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,664	$2,963	$2,565	$862	$730	$29	$-	$8,813
Charge-offs	(1,109)	(2,444)	(1,246)	(283)	(671)	(19)	-	(5,772)
Recoveries	152	14	1	4	138	1	-	310
Provision	1,027	1,128	895	353	513	8	1	3,925
Ending balance	$1,734	$1,661	$2,215	$936	$710	$19	$1	$7,276
Ending balance: individually evaluated for impairment	$240	$2	$321	$21	$98	$-	$-	$682

Loans:
Ending balance	$223,283	$52,712	$280,798	$113,582	$69,980	$4,276	$1,674	$746,305
Ending balance: individually evaluated for impairment	$2,341	$901	$2,271	$1,142	$287	$-	$-	$6,942

Allowance for Loan Losses and Recorded Investment in Loans by Portfolio Segment
For the Year Ended December 31, 2010 (in thousands)
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$2,105	$2,240	$1,683	$631	$1,315	$21	$-	$7,995
Charge-offs	(1,333)	(1,478)	(130)	(146)	(1,368)	(1)	-	(4,456)
Recoveries	50	1	1	60	141	1	-	254
Provision	842	2,200	1,011	317	642	8	-	5,020
Ending balance	$1,664	$2,963	$2,565	$862	$730	$29	$-	$8,813
Ending balance: individually evaluated for impairment	$27	$2,024	$827	$84	$91	$-	$-	$3,053

Loans:
Ending balance	$177,598	$54,164	$208,764	$72,460	$62,272	$4,748	$806	$580,812
Ending balance: individually evaluated for impairment	$3,549	$10,813	$8,780	$1,761	$275	$-	$-	$25,178

Credit Quality Indicators by Class of Loans
As of December 31, 2011 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate – Other	Percentage of Total
Pass	$216,465	$36,631	$264,542	94.88%
Special mention	1,705	1,104	10,755	2.49%
Substandard	4,809	3,728	5,501	2.57%
Doubtful	304	-	-	0.06%
	$223,283	$41,463	$280,798	100.00%

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential – Construction	Residential – Prime	Residential – Subprime
Pass	$9,041	$104,965	$-	91.33%
Special mention	1,077	5,152	-	4.99%
Substandard	1,131	3,465	-	3.68%
	$11,249	$113,582	$-	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - Credit Card	Consumer – Other	Finance Leases Commercial	Other Loans
Performing	$5,182	$64,497	$4,276	$1,674	99.60%
Nonperforming	18	283	-	-	0.40%
	$5,200	$64,780	$4,276	$1,674	100.00%

Credit Quality Indicators by Class of Loans
As of December 31, 2010 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate – Other	Percentage of Total
Pass	$165,581	$32,061	$191,089	89.50%
Special mention	3,661	3,851	3,726	2.59%
Substandard	8,356	12,077	13,949	7.91%
	$177,598	$47,989	$208,764	100.00%

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential – Construction	Residential – Prime	Residential – Subprime
Pass	$5,959	$66,867	$-	92.61%
Special mention	-	2,501	-	3.18%
Substandard	216	3,092	-	4.21%
	$6,175	$72,460	$-	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - Credit Card	Consumer – Other	Finance Leases Commercial	Other Loans
Performing	$5,318	$56,905	$4,748	$806	99.93%
Nonperforming	-	49	-	-	0.07%
	$5,318	$56,954	$4,748	$806	100.00%

Age Analysis of Past Due Loans by Class of Loans
(in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of December 31, 2011
Commercial, financial, and agricultural	$622	$242	$1,856	$2,720	$220,563	$223,283	$64
Commercial real estate - construction	673	166	358	1,197	40,266	41,463	-
Commercial real estate - other	3,185	-	1,878	5,063	275,735	280,798	-
Consumer - credit card	79	-	19	98	5,102	5,200	19
Consumer - other	410	193	269	872	63,908	64,780	8
Residential - construction	-	-	-	-	11,249	11,249	-
Residential - prime	2,457	469	685	3,611	109,971	113,582	140
Residential - subprime	-	-	-	-	-	-	-
Other loans	118	-	-	118	1,556	1,674	-
Finance leases commercial	-	-	-	-	4,276	4,276	-
	$7,544	$1,070	$5,065	$13,679	$732,626	$746,305	$231

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of December 31, 2010
Commercial, financial, and agricultural	$1,298	$114	$2,405	$3,817	$173,781	$177,598	$17
Commercial real estate - construction	3,334	-	3,324	6,658	41,331	47,989	-
Commercial real estate - other	642	6,579	1,234	8,455	200,309	208,764	-
Consumer - credit card	50	23	-	73	5,245	5,318	-
Consumer - other	407	79	280	766	56,188	56,954	49
Residential - construction	-	-	-	-	6,175	6,175	-
Residential - prime	1,023	22	1,155	2,200	70,260	72,460	-
Residential - subprime	-	-	-	-	-	-	-
Other loans	102	3	-	105	701	806	-
Finance leases commercial	-	-	-	-	4,748	4,748	-
	$6,856	$6,820	$8,398	$22,074	$558,738	$580,812	$66

Impaired Loans by Class of Loans
(in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2011
With no related allowance recorded:
Commercial, financial, and agricultural	$1,157	$1,248	$-	$2,311	$2
Commercial real estate – construction	897	963	-	4,511	9
Commercial real estate – other	1,029	1,029	-	2,958	31
Consumer – other	48	59	-	65	3
Residential – prime	851	851	-	1,334	28
Finance leases commercial	-	-	-	4	-
Other loans	-	-	-	3	-
Subtotal:	3,982	4,150	-	11,186	73
With an allowance recorded:
Commercial, financial, and agricultural	1,184	1,184	240	1,140	58
Commercial real estate – construction	4	4	2	1,580	-
Commercial real estate – other	1,242	1,242	321	1,639	98
Consumer – other	239	242	98	202	10
Residential – prime	291	291	21	255	1
Subtotal:	2,960	2,963	682	4,816	167
Totals:
Commercial	5,513	5,670	563	14,143	198
Consumer	287	301	98	267	13
Residential	1,142	1,142	21	1,589	29
Other	-	-	-	3	-
Grand total:	$6,942	$7,113	$682	$16,002	$240

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2010
With no related allowance recorded:
Commercial, financial, and agricultural	$3,291	$3,538	$-	$4,036	$85
Commercial real estate – construction	5,918	9,175	-	5,584	179
Commercial real estate – other	2,407	2,487	-	1,941	114
Consumer – other	90	90	-	80	8
Residential – prime	1,549	1,549	-	1,166	77
Subtotal:	13,255	16,839	-	12,807	463
With an allowance recorded:
Commercial, financial, and agricultural	258	258	27	1,671	6
Commercial real estate – construction	4,895	4,895	2,024	4,098	140
Commercial real estate – other	6,373	6,373	827	6,632	2
Consumer – other	185	185	91	262	3
Residential – prime	212	212	84	320	12
Subtotal:	11,923	11,923	3,053	12,983	163
Totals:
Commercial	23,142	26,726	2,878	23,962	526
Consumer	275	275	91	342	11
Residential	1,761	1,761	84	1,486	89
Grand total:	$25,178	$28,762	$3,053	$25,790	$626

Modifications by Class of Loans
(in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings as of December 31, 2011:
Commercial, financial, and agricultural	4	$447	$444
Consumer - other	1	14	12
		$461	$456

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings as of December 31, 2010:
Commercial, financial, and agricultural	1	$194	$194
Commercial real estate - other	1	446	446
Consumer - other	1	13	13
		$653	$653

Of the $456,000 of total TDRs, $266,000 occurred during the year ended December 31, 2011 through modification of the original loan terms.  One loan identified as a TDR at December 31, 2010 was removed from TDR status during the second quarter of 2011 after the loan was returned to its original loan terms and payments were made as agreed for three months.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined that losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.

Loans on Nonaccrual Status by Class of Loans
(in thousands)

	December 31, 2011	December 31, 2010
Commercial, financial, and agricultural	$1,897	$2,589
Commercial real estate - construction	902	8,220
Commercial real estate - other	2,271	7,378
Consumer - credit card	-	-
Consumer - other	275	261
Residential - construction	-	-
Residential - prime	884	1,155
Residential - subprime	-	-
Other loans	-	-
Finance leases commercial	-	-
	$6,229	$19,603

The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $749,000, $981,000, and $817,000 for the years ended December 31, 2011, 2010, and 2009.  Interest actually received on nonaccrual loans at December 31, 2011 and 2010 was $256,000 and $384,000, respectively, and for the year ended December 31, 2009 was not material.

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Land	$9,521	$7,958
Buildings and improvements	29,296	23,338
Furniture, fixtures, and equipment	19,647	17,554
Automobiles	495	428
Leasehold improvements	10,006	9,249
Construction-in-process	706	214
	69,671	58,741
Less accumulated depreciation and amortization	(25,073)	(22,149)
	$44,598	$36,592

Depreciation expense totaled approximately $3.3 million, $3.3 million, and $3.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes to the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are provided in the following table (in thousands):

Balance, December 31, 2009	$9,271
Goodwill acquired during the year	-
Balance, December 31, 2010	9,271
Goodwill acquired during the year	15,688
Balance, December 31, 2011	$24,959

The goodwill acquired during the year ended December 31, 2011 was a result of the three acquisitions completed during the third and fourth quarters.

A summary of core deposit intangible assets as of December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Gross carrying amount	$9,012	$1,750
Less accumulated amortization	(1,865)	(1,635)
Net carrying amount	$7,147	$115

During 2011, $7.3 million of core deposit intangibles were recorded as a result of the deposits acquired in the three acquisitions.

Amortization expense on the core deposit intangible assets totaled approximately $230,000 in 2011, $97,000 in 2010, and $122,000 in 2009.

The estimated amortization expense on the core deposit intangible assets for the five succeeding years and thereafter is as follows (in thousands):

2012	$763
2013	726
2014	726
2015	726
2016	726
Thereafter	3,480

8.	DEPOSITS

Deposits consisted of the following (in thousands):

	December 31,
	2011	2010
Noninterest-bearing	$254,755	$199,460
Savings and money market	350,342	304,061
NOW accounts	235,168	179,541
Time deposits less than $100	140,428	58,587
Time deposits $100 or more	184,113	59,123
	$1,164,806	$800,772

Time deposits held consist primarily of certificates of deposits.  The maturities for these deposits at December 31, 2011 are as follows (in thousands):

2012	$239,688
2013	58,196
2014	15,322
2015	6,855
2016 and thereafter	4,480
$324,541

Deposits from related parties totaled approximately $15.7 million and $19.0 million at December 31, 2011 and 2010, respectively.

9.	BORROWINGS

Securities sold under agreements to repurchase totaled $46.1 million and $43.8 million at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, retail repurchase agreements, defined as securities sold under agreements to repurchase from our customers, totaled $33.6 million and $31.3 million, respectively.  These retail repurchase agreements are secured short term borrowings from customers, which may be drawn on demand.  The agreements bear interest at a rate determined by us.  The average rate of the outstanding agreements at December 31, 2011 and 2010 was 0.46% and 0.73%.   The Company had pledged securities with an approximate market value of $51.1 million and $50.6 million as collateral at December 31, 2011 and 2010, respectively.

Also included in securities sold under agreements to repurchase is a $12.5 million repurchase agreement the Company entered into with CitiGroup Global Markets, Inc. (“CGMI”) effective August 9, 2007.  Under the terms of the repurchase agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2011 was 4.57%.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI quarterly.  The Company had pledged securities with a market value $17.2 million and $17.4 million as collateral at December 31, 2011 and 2010, respectively.

In 2011, 2010, and 2009, the Company did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or FRB discount window that exceeded 30% of our stockholders’ equity for such year.

10.	JUNIOR SUBORDINATED DEBENTURES

On September 20, 2004, we issued, through a wholly-owned statutory business trust, $8,248,000 of unsecured junior subordinated debentures bearing interest at a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly. The rate at December 31, 2011 and 2010 was 3.06% and 2.80%, respectively.  The debentures mature on September 20, 2034 and, under certain circumstances, are subject to repayment on September 20, 2009 or thereafter.

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

11.	COMMITMENTS AND CONTINGENCIES

At December 31, 2011, future annual minimum rental payments due under non-cancellable operating leases are as follows (in thousands):

2011	$2,179
2012	2,034
2013	2,028
2014	1,871
2015	1,654
Thereafter	13,344
$23,110

Rental expense under operating leases for 2011, 2010, and 2009 was approximately $2.0 million, $1.7 million, and $1.8 million, respectively.

The Company is party to various legal proceedings arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

At December 31, 2011, the Company had borrowing lines available through the Bank with the FHLB of Dallas and other correspondent banks.  The Bank had approximately $261.9 million available, subject to available collateral, under a secured line of credit with the FHLB of Dallas.  Additional federal funds lines of credit were available through correspondent banks with approximately $48.5 million available for overnight borrowing at December 31, 2011.  The Bank also had a credit line available through the Federal Reserve of $31.9 million.  As of December 31, 2011, we had no borrowings with the FRB-Atlanta, FHLB-Dallas, or from correspondent banks.

12.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Allowance for loan losses	$2,474	$3,047
Alternative minimum tax credit	1,158	1,005
Other	1,357	517
Total deferred tax assets	4,989	4,569
Deferred tax liabilities:
Premises and equipment	3,792	4,057
FHLB stock dividends	18	17
Unrealized gains on securities	3,993	2,155
Other	351	158
Total deferred tax liabilities	8,154	6,387
Net deferred tax liability	$3,165	$1,818

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of these deductible differences existing at December 31, 2011. Therefore, no valuation allowance is necessary at this time.  The net deferred tax liability is included in other liabilities on the consolidated balance sheets.

Components of income tax expense are as follows (in thousands):

	2011	2010	2009
Current	$1,055	$2,001	$666
Deferred benefit	(491)	(1,033)	(541)
Total income tax expense	$564	$968	$125

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 34% on pre-tax income as follows (in thousands):

	December 31,
	2011	2010	2009
Taxes calculated at statutory rate	$1,713	$2,294	$1,606
Increase (decrease) resulting from:
Tax-exempt interest, net	(1,121)	(1,293)	(1,402)
Tax credits	-	-	(108)
Other	(28)	(33)	29
	$564	$968	$125

The tax credits available to the Company for the 2009 tax year included the Work Opportunity Tax Credit.

The Company’s federal income tax returns are open and subject to examination from the 2008 tax return year and forward. The various state income and franchise tax returns are generally open from the 2008 and later tax return years based on individual state statutes of limitation. We are not currently under examination by federal or state tax authorities for the 2008, 2009, or 2010 tax years.

13.	EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (“ESOP”) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.  On February 3, 2006, the ESOP borrowed $300,000 under a second note payable to MidSouth Bank, N.A. for the purpose of purchasing additional shares of MidSouth Bancorp, Inc.’s common stock. A total of 13,710 shares at $21.88 per share were purchased with loan proceeds on February 3, 2006.  The balance of the note was paid in full on February 17, 2009.  On February 5, 2009, the ESOP borrowed an additional $300,000 payable to MidSouth Bank, N.A.    A total of 25,000 shares at $9.89 per share and 5,828 shares at $9.05 per share were purchased with the loan proceeds on February 6, 2009 and February 19, 2009, respectively.  The balance of the note was paid in full on November 10, 2011.  The balance of the notes payable of the ESOP was $104,000 at December 31, 2010.

Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of shareholders’ equity.  In accordance with GAAP, compensation costs relating to shares purchased are based on the fair value of shares committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2011, 2010, and 2009 was approximately $469,000, $481,000, and $493,000, respectively.  The cost basis of the shares released was $9.73 per share for 2011, $9.73 per share for and 2010, and $10.72 per share for 2009.  ESOP shares as of December 31, 2011 and 2010 were as follows:

	2011	2010
Allocated shares	546,722	561,633
Shares released for allocation	10,757	11,613
Unreleased shares	-	10,757
Total ESOP shares	557,479	584,003

Fair value of unreleased shares at December 31	$-	$165,000

The Company has deferred compensation arrangements with certain officers, which will provide them with a fixed benefit after retirement. The Company recorded a liability of approximately $1.1 million at December 31, 2011 and $848,000 at December 31, 2010 in connection with these agreements.  Deferred compensation expense recognized in 2011, 2010, and 2009 was approximately $232,000, $125,000, and $92,000, respectively.

The Company sponsors defined contribution post-retirement benefit agreements to provide death benefits for the designated beneficiaries of certain of the Company's executive officers.  Under the agreements, split-dollar whole life insurance contracts were purchased on certain executive officers. The increase in the cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Company's contribution to the agreements each year.  In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the agreements.  During 2011, 2010, and 2009, the Company incurred expenses of $9,000, $30,000 and $10,000, respectively, related to the agreements.

The Company has a 401(k) retirement plan covering substantially all employees who have been employed for 90 days and meet certain other requirements.  Under this plan, employees can contribute a portion of their salary within the limits provided by the Internal Revenue Code into the plan.  The Company made contributions to the plan totaling $31,000 in 2011.  The Company made no contributions to the plan in 2010 and 2009.

14.	EMPLOYEE STOCK PLANS

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

Stock Options – The 35,100 options outstanding at December 31, 2011 were issued under the 1997 Stock Incentive Plan and are incentive stock options with a term of ten years, vesting 20% each year on the anniversary date of the grant.  The following table summarizes activity relating to stock options:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	53,918	$12.86	2.64
Exercised	(10,240)	6.60
Forfeited	(8,578)	15.39
Outstanding at December 31, 2011	35,100	$14.07	1.86	$-
Exercisable at December 31, 2011	35,100	$14.07	1.86	$-

As of December 31, 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements.  The total amount of options expensed during the years ended December 31, 2011, 2010 and 2009 was $13,000, $6,000 and $20,000, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Pricing Model.  This model requires management to make certain assumptions, including the expected life of the option, the risk free rate of interest, the expected volatility, and the expected dividend yield.  The risk free rate of interest is based on the yield of a U.S. Treasury security with a similar term.  The expected volatility is based on historic volatility over a term similar to the expected life of the options.  The dividend yield is based on the current yield at the date of grant.

The total intrinsic value of the options exercised was $66,000, $57,000, and $0 for the years ended December 31, 2011, 2010, and 2009, respectively.

Restricted Stock Awards – On June 30, 2010, the Compensation Committee (formerly the Personnel Committee) of the Board of Directors of the Company made grants of 22,047 shares of restricted stock under the Company’s 2007 Omnibus Incentive Compensation Plan to certain officers and employees of the Company.  The restricted shares of stock, which are subject to the terms of a Restricted Stock Grant Agreement between the Company and each recipient, will fully vest on the third anniversary of the grant date.  Prior to vesting, the recipient will be entitled to vote the shares and receive dividends, if any, declared by the Company with respect to its common stock.  Compensation expense for restricted stock is based on the fair value of the restricted stock awards at the time of the grant, which is equal to the market value of the Company’s common stock on the date of grant.  The value of restricted stock grants that are expected to vest is amortized monthly into compensation expense over the three year vesting period.

The restricted shares had a fair value of $12.77 per share on the date of issuance.  For the year ended December 31, 2011 and 2010, compensation expense of $62,000 and $44,000, respectively, was recognized related to non-vested restricted stock awards.  As of December 31, 2011, there was $106,000 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan.

The following table summarizes activity relating to non-vested restricted stock awards:

2011
Balance at beginning of year	20,847
Granted	-
Forfeited	(4,202)
Vested	-
Balance at end of year	16,645

15.	SHAREHOLDERS’ EQUITY

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2011, the Bank had approximately $15.4 million available to pay dividends to the Parent Company without regulatory approval.

On December 22, 2009 the Company closed an underwritten public offering of 2.7 million shares of its common stock at a price of $12.75 per share.  On January 7, 2010, the underwriters of the public offering exercised in full their overallotment option for 405,000 shares of our common stock.  Net proceeds from the offering and the exercise of the overallotment option totaled $37.2 million after deducting underwriting discounts and offering expenses.  The Company used the net proceeds for general corporate purposes including ongoing and anticipated growth, which may include potential acquisition opportunities.

On January 9, 2009 the Company issued 20,000 shares of Series A Preferred Stock associated with its participation in the Treasury’s Capital Purchase Plan (“CPP”) under the Troubled Asset Relief Program.  The proceeds from this sale of $20,000,000 less direct costs to issue were allocated to preferred stock.  As part of the CPP transaction, the Company issued the Treasury a warrant to purchase 208,768 shares of our common stock at an exercise price of $14.37 per share.  However, as a result of the completion of our public offering in December 2009, the number of shares subject to the warrants held by the Treasury was reduced to 104,384 shares.  In late 2011, the Treasury sold this warrant to an unrelated third party.  The Company did not receive any proceeds from such sale.

The Series A preferred stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum.  In August 2011, the Company redeemed all 20,000 outstanding shares of Series A preferred stock at its stated value of $1,000 per share with funds from our issuance of 32,000 shares of Series B preferred stock in connection with the Company’s participation under the U.S. Treasury’s Small Business Lending Fund (“SBLF”).  The remaining $12.0 million of net proceeds from the issuance was provided to the Bank as additional capital.  The dividend rate on the Series B preferred stock going forward will be between 1% and 5% based on the level of qualified small business loans. As of December 31, 2011, the dividend rate was 5% per annum.  The Series B preferred stock is nonvoting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B preferred stock.

16.	NET EARNINGS PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	December 31,
	2011	2010	2009
Net earnings	$4,473	$5,780	$4,599
Dividends on preferred stock and accretion of warrants	1,802	1,198	1,175
Net earnings available to common shareholders	$2,671	$4,582	$3,424
Weighted average number of common shares outstanding used in computation of basic earnings per common share	9,787	9,701	6,670
Effect of dilutive securities:
Stock options	7	15	17
Restricted stock	5	2	-
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	9,799	9,718	6,687

Options to acquire 18,331, 23,335 and 23,786 shares of common stock were not included in computing diluted earnings per share for the year ended December 31, 2011, 2010 and 2009, respectively, because the effect of these shares was anti-dilutive.  For the year ended December 31, 2011, 16,645 shares of restricted stock were included in computed diluted earnings because the effect of these shares was dilutive.  The remaining 104,384 shares subject to the outstanding warrant issued in connection with the CPP transaction were anti-dilutive and not included in the computation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009.

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

	Contract or Notional Amount
	2011	2010
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$152,145	$118,232
Letters of credit	8,347	8,082

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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.  Approximately 90% and 92% of these letters of credit were secured by marketable securities, cash on deposit, or other assets at December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage capital ratios as set forth in the table (in thousands). There are no conditions or events since those notifications that management believes has changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below (in thousands):

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital to risk weighted assets:
Company	$144,439	16.97%	$68,085	8.00%	N/A	N/A
Bank	$116,988	13.75%	$68,071	8.00%	$85,089	10.00%
Tier I capital to risk weighted assets:
Company	$136,979	16.10%	$34,043	4.00%	N/A	N/A
Bank	$109,528	12.87%	$34,036	4.00%	$51,054	6.00%
Tier I capital to average assets:
Company	$136,979	11.14%	$49,193	4.00%	N/A	N/A
Bank	$109,528	8.91%	$49,149	4.00%	$73,723	6.00%

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total capital to risk weighted assets:
Company	$146,272	22.36%	$52,332	8.00%	N/A	N/A
Bank	$114,328	17.49%	$52,296	8.00%	$65,370	10.00%
Tier I capital to risk weighted assets:
Company	$138,085	21.11%	$26,166	4.00%	N/A	N/A
Bank	$106,147	16.24%	$26,148	4.00%	$39,222	6.00%
Tier I capital to average assets:
Company	$138,085	14.00%	$39,440	4.00%	N/A	N/A
Bank	$106,147	10.78%	$39,404	4.00%	$59,106	6.00%

19.	FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

Assets Recorded at Fair Value
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2011
Description	at December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$94,999	$-	$94,999	$-
Obligations of state and political subdivisions	96,149	-	96,149	-
GSE mortgage-backed securities	109,487	-	109,487	-
Collateralized mortgage obligations: residential	41,468	-	41,468	-
Collateralized mortgage obligations: commercial	25,138	-	25,138	-

	Assets / Liabilities	Fair Value Measurements
	Measured at Fair Value	at December 31, 2010
Description	at December 31, 2010	Level 1	Level 2	Level 3

Available-for-sale securities:
U.S. Government sponsored enterprises	$117,698	$-	$117,698	$-
Obligations of state and political subdivisions	108,852	-	108,852	-
GSE mortgage-backed securities	11,472	-	11,472	-
Collateralized mortgage obligations: residential	22,688	-	22,688	-
Collateralized mortgage obligations: commercial	3,099	-	3,099	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate owned are also level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2011
Description	at December 31, 2011	Level 1	Level 2	Level 3
Impaired loans	$2,994	$-	$2,994	$-
Other real estate	7,369	-	7,369	-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2010
Description	at December 31, 2010	Level 1	Level 2	Level 3
Impaired loans	$12,841	$-	$12,841	$-
Other real estate	1,206	-	1,206	-

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

The estimated fair values of our financial instruments are as follows at December 31, 2011 and 2010 (in thousands):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$83,303	$83,303	$91,907	$91,907
Time deposits held in banks	710	716	5,164	5,206
Securities available-for-sale	367,241	367,241	263,809	263,809
Securities held-to-maturity	100,472	101,131	1,588	1,608
Other investments	5,637	5,637	5,062	5,062
Loans, net	739,029	747,156	571,999	580,033
Cash surrender value of life insurance policies	4,853	4,853	4,698	4,698
Financial liabilities:
Noninterest-bearing deposits	254,755	254,755	199,460	199,460
Interest-bearing deposits	910,051	913,204	601,312	602,188
Securities sold under agreements to repurchase	46,078	46,078	43,826	43,826
Junior subordinated debentures	15,465	17,343	15,465	16,031

20.	OTHER NON-INTEREST INCOME AND EXPENSE

For the years ended December 31, 2011, 2010, and 2009, none of the components of other noninterest income were greater than 1% of interest income and noninterest income.

Components of other noninterest expense greater than 1% of interest income and noninterest income consisted of the following for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Professional fees	$2,518	$1,787	$1,529
FDIC fees	921	1,331	1,684
Marketing expenses	1,663	1,178	1,199
Corporate development expense	984	656	598
Data processing	2,355	1,212	767
Printing and supplies	890	659	644
Expenses on other real estate owned and other assets repossessed	1,511	798	525

21.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions that occurred after December 31, 2011 up through the date of filing this Annual Report on Form 10-K.  No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

22.	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

Balance Sheets
December 31, 2011 and 2010
(in thousands)
	2011	2010
Assets
Cash and interest-bearing deposits in banks	$27,894	$32,010
Other assets	174	578
Investment in and advances to subsidiaries	151,166	120,726
Total assets	$179,234	$153,314

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$1,144	$821
Junior subordinated debentures	15,465	15,465
ESOP obligation	-	104
Other	788	271
Total liabilities	17,397	16,661
Shareholders’ equity	161,837	136,653
Total liabilities and shareholders’ equity	$179,234	$153,314

Statements of Earnings
For the Years Ended December 31, 2011, 2010, and 2009
(in thousands)
	2011	2010	2009
Revenue:
Dividends from Bank and nonbank subsidiary	$-	$-	$1,750
Rental and other income	908	1,032	196
	908	1,032	1,946

Expenses:
Interest on short- and long-term debt	971	974	1,019
Professional fees	337	185	153
Other expenses	643	667	623
	1,951	1,826	1,795
Earnings before equity in undistributed earnings of subsidiaries and income taxes	(1,043)	(794)	151

Equity in undistributed earnings of subsidiaries	5,167	6,303	3,903

Income tax benefit	349	271	545

Net earnings	$4,473	$5,780	$4,599

Statements of Cash Flows
For the Years Ended December 31, 2011, 2010, and 2009
(in thousands)
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$4,473	$5,780	$4,599
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(5,167)	(6,303)	(3,903)
Other, net	144	32	(384)
Net cash (used in) provided by operating activities	(550)	(491)	312

Cash flows from investing activities:
Sale of equity securities	-	75	-
Investments in and advances to subsidiaries	(11,972)	-	(20,000)
Net cash (used in) provided by investing activities	(11,972)	75	(20,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	4,768	32,448
Proceeds from issuance of Series A preferred stock and related common stock warrants	-	-	19,954
Proceeds from issuance of Series B preferred stock	32,000	-	-
Payment to redeem Series A preferred stock	(20,000)	-	-
Proceeds from exercise of stock options	68	51	-
Payment of preferred dividends	(938)	(1,001)	(850)
Payment of common dividends	(2,724)	(2,507)	(2,117)
Net cash provided by financing activities	8,406	1,311	49,435

Net change in cash and cash equivalents	(4,116)	895	29,747
Cash and cash equivalents at beginning of year	32,010	31,115	1,368
Cash and cash equivalents at end of year	$27,894	$32,010	$31,115

REPORT OF INDEPEENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited MidSouth Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MidSouth Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MidSouth Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012, expressed an unqualified opinion.

Atlanta, Georgia
March 15, 2012

235 Peachtree Street NE	Suite 1800	Atlanta, Georgia 30303	Phone 404.588.4200	Fax 404.588.4222

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of MidSouth Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MidSouth Bancorp, Inc. and subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012, expressed an unqualified opinion on the effectiveness of MidSouth Bancorp, Inc.’s internal control over financial reporting.

Atlanta, Georgia
March 15, 2012

235 Peachtree Street NE	Suite 1800	Atlanta, Georgia 30303	Phone 404.588.4200	Fax 404.588.4222

Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share data)
	2011
	IV	III	II	I
Interest income	$14,564	$13,120	$11,935	$11,388
Interest expense	1,489	1,462	1,404	1,447
Net interest income	13,075	11,658	10,531	9,941
Provision for loan losses	775	650	900	1,600
Net interest income after provision for loan losses	12,300	11,008	9,631	8,341
Noninterest income	3,420	3,398	3,213	3,030
Noninterest expense	14,169	13,175	11,233	10,727
Earnings before income taxes	1,551	1,231	1,611	644
Income tax benefit (expense)	(272)	(131)	(258)	97
Net earnings	1,279	1,100	1,353	741
Dividends on preferred stock	400	804	299	299
Net earnings available to common shareholders	$879	$296	$1,054	$442

Earnings per common share - basic	$0.09	$0.03	$0.10	$0.05
Earnings per common share - diluted	$0.09	$0.03	$0.10	$0.05
Market price of common stock
High	$14.50	$13.95	$15.00	$15.71
Low	$10.15	$9.70	$12.78	$12.82
Close	$13.01	$10.69	$13.48	$14.22
Average shares outstanding - basic	9,976,057	9,726,024	9,723,156	9,720,288
Average shares outstanding - diluted	9,988,472	9,740,275	9,739,482	9,735,779

	2010
	IV	III	II	I
Interest income	$12,136	$12,120	$11,929	$11,939
Interest expense	1,630	1,821	1,905	2,039
Net interest income	10,506	10,299	10,024	9,900
Provision for loan losses	870	1,500	1,500	1,150
Net interest income after provision for loan losses	9,636	8,799	8,524	8,750
Noninterest income	3,456	3,736	4,024	3,641
Noninterest expense	10,798	11,117	11,169	10,734
Earnings before income tax expense	2,294	1,418	1,379	1,657
Income tax expense	438	179	129	222
Net earnings	1,856	1,239	1,250	1,435
Dividends on preferred stock	300	300	299	299
Net earnings available to common shareholders	$1,556	$939	$951	$1,136

Earnings per common share - basic	$0.16	$0.09	$0.10	$0.12
Earnings per common share - diluted	$0.16	$0.09	$0.10	$0.12
Market price of common stock
High	$16.00	$14.32	$16.97	$16.59
Low	$12.93	$11.75	$12.43	$13.75
Close	$15.36	$14.09	$12.77	$16.26
Average shares outstanding - basic	9,712,600	9,709,538	9,707,299	9,694,617
Average shares outstanding - diluted	9,727,588	9,725,368	9,729,421	9,720,055

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

During the fourth quarter of 2011, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting.  Their report is included on page 90 in this Annual Report on Form 10-K.

Item 9B – Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

The information set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, is incorporated herein by reference.

The information set forth under the headings “Item 1. Election of Directors,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Standing Board Committees” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics (which is entitled “Code of Ethics”) and the Company’s corporate governance policies are posted on the Investor Relations page of Company’s website at http://www.midsouthbank.com. The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit Committee, Compensation Committee, Executive Committee and the Corporate Governance and Nominating Committee of the Company’s Board of Directors are available on the Company’s website as well. This information is also available in print free of charge to any person who requests it.

Item 11 - Executive Compensation

The information set forth under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control,” “Outside Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the headings “Securities Authorized for Issuance under Equity Compensation Plans” in this Annual Report on Form 10-K, is incorporated by reference to the sections entitled “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Management” and “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, the Company had outstanding stock options and restricted stock granted under our incentive compensation plans, which were approved by the Company’s shareholders.  Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2011, subject to the Company’s available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	51,745	$13.65	508,355
Equity compensation plans not approved by security holders	-	-	-
Total	51,745	$13.65	508,355

Item 13 - Certain Relationships and Related Transactions and Director Independence

The information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board Independence” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14 – Fees aPrincipal Accounting nd Services

The information set forth under the heading “Relationship with Independent Registered Public Accountants” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 15 - Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

Selected Quarterly Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2011 and 2010
Consolidated Statements of Earnings – Years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010, and 2009
Notes to Consolidated Financial Statements

(a)(2) All schedules have been outlined because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

Exhibits

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (restated solely for purposes of Item 601(b)(3) of Regulation S-K) (filed as Exhibit 3.1 to MidSouth’s Current Report on Form 8-K filed on May 27, 2011 and incorporated herein by reference).

3.1(a)
Articles of Amendment to the Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (filed as Exhibit 3.1 to MidSouth’s Current Report on Form 8-K filed on August 29, 2011 and incorporated herein by reference).

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

10.6
Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (filed as Exhibit 10.1 to Form 8-K filed January 14, 2009 and incorporated herein by reference).

10.7+
Form of Letter Agreement, executed by each of Messrs. C.R. Cloutier, J. Eustis Corrigan, Jr., Donald R. Landry and A. Dwight Utz, and Ms. Karen L. Hail with the Company (filed as Exhibit 10.3 to Form 8-K filed January 14, 2009 and incorporated herein by reference).

10.8+	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Form 8-K filed July 6, 2010 and incorporated herein by reference).

10.9
Small Business Lending Fund Securities Purchase Agreement, dated August 25, 2011, between MidSouth Bancorp, Inc. and the Secretary of the Treasury (filed as Exhibit 10.1 to the Form 8-K filed on August 29, 2011 and incorporated herein by reference).

21	Subsidiaries of the Registrant*

23.1	Consent of Porter, Keadle, Moore LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008*

99.2	Certification of Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008*

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

+	Management contract or compensatory plan or arrangement

*	Included herewith

**
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

MIDSOUTH BANCORP, INC.
Registrant

		By:	/s/ C. R. Cloutier
C. R. Cloutier
President and
Chief Executive Officer
Date:	March 15, 2012

Signatures	Title	Date

/s/ C.R. Cloutier	Principal Executive Officer,	March 15, 2012
C.R. Cloutier	President, and Director

/s/ James R. McLemore	Principal Financial Officer and	March 15, 2012
James R. McLemore	Senior Executive Vice President

/s/ Teri S. Stelly	Principal Accounting Officer and	March 15, 2012
Teri S. Stelly	Controller

/s/ Gerald B. Reaux, Jr.	Director	March 15, 2012
Gerald B. Reaux, Jr.

/s/ J.B. Hargroder, M.D.	Director	March 15, 2012
J.B. Hargroder, M.D.

/s/ William M. Simmons	Director	March 15, 2012
William M. Simmons

/s/ Will Charbonnet, Sr.	Director	March 15, 2012
Will Charbonnet, Sr.

/s/ Clayton Paul Hillard	Director	March 15, 2012
Clayton Paul Hillard

/s/ James R. Davis, Jr.	Director	March 15, 2012
James R. Davis, Jr.

/s/ Timothy J. Lemoine	Director	March 15, 2012
Timothy J. Lemoine

/s/ Joseph V. Tortorice, Jr.	Director	March 15, 2012
Joseph V. Tortorice, Jr.

/s/ Milton B. Kidd, III	Director	March 15, 2012
Milton B. Kidd, III

/s/ R. Glenn Pumpelly	Director	March 15, 2012
R. Glenn Pumpelly