Form 10-Q
period 2012-03-31
MIDSOUTH BANCORP INC
filed 2012-05-10
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
YES   ☐   NO   ☒

As of May 10, 2012, there were 10,465,506 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)

	March 31, 2012 (unaudited)	December 31, 2011* (audited)
Assets
Cash and due from banks, including required reserves of $5,743 and $7,990, respectively	$26,437	$26,775
Interest-bearing deposits in banks	75,664	56,128
Federal funds sold	2,225	400
Time deposits held in banks	710	710
Securities available-for-sale, at fair value (cost of $354,671 at March 31, 2012 and $355,496 at December 31, 2011)	366,010	367,241
Securities held-to-maturity (fair value of $98,033 at March 31, 2012 and $101,131 at December 31, 2011)	96,817	100,472
Other investments	5,634	5,637
Loans	747,767	746,305
Allowance for loan losses	(7,078)	(7,276)
Loans, net	740,689	739,029
Bank premises and equipment, net	44,130	44,598
Accrued interest receivable	5,741	5,607
Goodwill	24,837	24,959
Intangibles	6,948	7,147
Cash surrender value of life insurance	4,837	4,853
Other real estate	7,120	7,369
Other assets	5,840	5,831
Total assets	$1,413,639	$1,396,756

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$271,447	$254,755
Interest bearing	905,719	910,051
Total deposits	1,177,166	1,164,806
Securities sold under agreements to repurchase	49,055	46,078
Junior subordinated debentures	15,465	15,465
Other liabilities	8,618	8,570
Total liabilities	1,250,304	1,234,919
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	32,000	32,000
Common stock, $0.10 par value; 30,000,000 shares authorized, 10,615,983 issued and 10,465,506 outstanding at March 31, 2012 and December 31, 2011	1,062	1,062
Additional paid-in capital	98,854	98,842
Accumulated other comprehensive income	7,484	7,752
Treasury stock – 150,477 shares at March 31, 2012 and December 31, 2011, at cost	(3,286)	(3,286)
Retained earnings	27,221	25,467
Total shareholders’ equity	163,335	161,837
Total liabilities and shareholders’ equity	$1,413,639	$1,396,756

See notes to unaudited consolidated financial statements.
* Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$12,403	$9,476
Securities and other investments:
Taxable	2,069	867
Nontaxable	775	929
Federal funds sold	2	3
Time and interest bearing deposits in other banks	39	75
Other investments	45	38
Total interest income	15,333	11,388

Interest expense:
Deposits	1,100	1,008
Securities sold under agreements to repurchase	181	197
Junior subordinated debentures	248	242
Total interest expense	1,529	1,447

Net interest income	13,804	9,941
Provision for loan losses	675	1,600
Net interest income after provision for loan losses	13,129	8,341

Non-interest income:
Service charges on deposits	1,824	1,737
Gain on securities, net	-	41
ATM and debit card income	1,126	878
Other charges and fees	578	374
Total non-interest income	3,528	3,030

Non-interest expenses:
Salaries and employee benefits	6,086	5,163
Occupancy expense	2,548	2,053
ATM and debit card expense	368	357
Other	3,666	3,154
Total non-interest expenses	12,668	10,727

Income before income taxes	3,989	644
Income tax (expense) benefit	(1,103)	97

Net earnings	2,886	741
Dividends on preferred stock and accretion of warrants	400	299
Net earnings available to common shareholders	$2,486	$442

Earnings per share:
Basic	$0.24	$0.05
Diluted	$0.24	$0.05
Cash dividends declared per common share	$0.07	$0.07

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Net earnings	$2,886	$741
Other comprehensive income, net of tax:
Unrealized gains and losses on securities available-for-sale:
Unrealized holding gains (losses) arising during the year, net of income tax benefit of $138 for the three months ended March 31, 2012 and net of income tax expense of $46 for the three months ended March 31, 3011	(268)	89
Reclassification adjustment for gain on securities available-for-sale, net of income tax expense of $0 and $14 for the three months ended March 31, 2012 and 2011, respectively	-	(27)
Total other comprehensive income	(268)	62
Total comprehensive income	$2,618	$803

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2012
(in thousands, except share and per share data)

	Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Earnings	Total
Balance- December 31, 2011	32,000	$32,000	10,615,983	$1,062	$98,842	$7,752	$(3,286)	$25,467	$161,837
Net earnings	-	-	-	-	-	-	-	2,886	2,886
Dividends on Series B Preferred Stock	-	-	-	-	-	-	-	(400)	(400)
Dividends on common stock, $0.07 per share	-	-	-	-	-	-	-	(732)	(732)
Restricted stock compensation expense	-	-	-	-	12	-	-	-	12
Change in accumulated other comprehensive income	-	-	-	-	-	(268)	-	-	(268)
Balance- March 31, 2012	32,000	$32,000	10,615,983	$1,062	$98,854	$7,484	$(3,286)	$27,221	$163,335

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$2,886	$741
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	885	740
Amortization (accretion) of purchase accounting adjustments	(690)	20
Provision for loan losses	675	1,600
Provision for deferred tax expense	229	137
Amortization of premiums on securities, net	358	299
Amortization of other investments	4	4
Stock compensation expense	-	14
Restricted stock expense	12	18
Net gain on sale of investment securities	-	(41)
Net loss on sale of other real estate owned	94	-
Write down of other real estate owned	17	84
Gain on valuation of other real estate owned	(25)	-
Change in accrued interest receivable	(134)	(296)
Change in accrued interest payable	(250)	(231)
Change in other assets & other liabilities, net	335	1,019
Net cash provided by operating activities	4,396	4,108

Cash flows from investing activities:
Net decrease in time deposits in other banks	-	5,164
Proceeds from maturities and calls of securities available-for-sale	20,529	11,754
Proceeds from maturities and calls of securities held-to-maturity	3,465	770
Proceeds from sale of securities available-for-sale	-	2,266
Purchases of securities available-for-sale	(19,871)	(40,196)
Purchases of other investments	(1)	(1)
Net change in loans	(1,767)	2,519
Purchases of premises and equipment	(417)	(579)
Proceeds from sale of premises and equipment	-	6
Proceeds from sale of other real estate owned	110	-
Net cash provided by (used in) investing activities	2,048	(18,297)

Cash flows from financing activities:
Change in deposits	12,734	22,756
Change in securities sold under agreements to repurchase	2,977	1,899
Proceeds from FHLB advances	100	-
Repayments of FHLB advances	(100)	-
Payment of dividends on preferred stock	(400)	(249)
Payment of dividends on common stock	(732)	(681)
Net cash provided by financing activities	14,579	23,725

Net increase in cash and cash equivalents	21,023	9,536
Cash and cash equivalents, beginning of period	83,303	91,907
Cash and cash equivalents, end of period	$104,326	$101,443

Supplemental information- Noncash items
Accretion of warrants	$-	$50
Transfer of loans to other real estate	97	407
Net change in loan to ESOP	-	28
Financed sales of other real estate	150	-

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
March 31, 2012
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of March 31, 2012 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry.  There have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our 2011 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements — In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update.  ASU No. 2011-03 was effective for the quarter ended March 31, 2012 and did not have a material impact on the Company’s results of operations, financial position or disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. The Update also reflects the FASB’s consideration of the different characteristics of public and non-public entities and the needs of users of their financial statements. Non-public entities will be exempt from a number of the new disclosure requirements.  The amendments in this Update are to be applied prospectively. For public entities, the amendments were effective for the quarter ended March 31, 2012 and did not have a material impact on the Company’s results of operations, financial position or disclosures.

2.	Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$84,283	$461	$-	$84,744
Obligations of state and political subdivisions	86,955	5,383	-	92,338
GSE mortgage-backed securities	112,653	4,468	67	117,054
Asset-backed securities	4,436	-	56	4,380
Collateralized mortgage obligations: residential	42,267	526	12	42,781
Collateralized mortgage obligations: commercial	24,077	636	-	24,713
	$354,671	$11,474	$135	$366,010

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$94,339	$662	$2	$94,999
Obligations of state and political subdivisions	90,284	5,865	-	96,149
GSE mortgage-backed securities	105,409	4,078	-	109,487
Collateralized mortgage obligations: residential	40,855	618	5	41,468
Collateralized mortgage obligations: commercial	24,609	529	-	25,138
	$355,496	$11,752	$7	$367,241

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$340	$1	$-	$341
GSE mortgage-backed securities	78,902	1,018	-	79,920
Collateralized mortgage obligations: commercial	17,575	197	-	17,772
	$96,817	$1,216	$-	$98,033

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$340	$2	$-	$342
GSE mortgage-backed securities	82,497	550	-	83,047
Collateralized mortgage obligations: commercial	17,635	107	-	17,742
	$100,472	$659	$-	$101,131

With the exception of 3 private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $126,000 at March 31, 2012, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The amortized cost and fair value of debt securities at March 31, 2012 by contractual maturity are shown in the following table (in thousands) with the exception of mortgage-backed securities and CMOs.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$81,221	$81,800
Due after one year through five years	56,245	58,820
Due after five years through ten years	29,002	31,444
Due after ten years	4,770	5,018
Asset-backed securities	4,436	4,380
Mortgage-backed securities and collateralized mortgage obligations:
Residential	154,920	159,835
Commercial	24,077	24,713
	$354,671	$366,010

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$140	$140
Due after one year through five years	200	201
Mortgage-backed securities and collateralized mortgage obligations:
Residential	78,902	79,920
Commercial	17,575	17,772
	$96,817	$98,033

Details concerning investment securities with unrealized losses are as follows (in thousands):

	March 31, 2012
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
GSE mortgage-backed securities	$10,206	$67	$-	$-	$10,206	$67
Asset-backed securities	4,380	56	-	-	4,380	56
Collateralized mortgage obligations: residential	12,262	8	126	4	12,388	12
	$26,848	$131	$126	$4	$26,974	$135

	December 31, 2011
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government sponsored enterprises	$6,204	$2	$-	$-	$6,204	$2
Collateralized mortgage obligations: residential	1,849	1	136	4	1,985	5
	$8,053	$3	$136	$4	$8,189	$7

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

The unrealized losses on debt securities at March 31, 2012 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Of the 59 GSE mortgage-backed securities classified as available-for-sale, 2 contained unrealized losses at March 31, 2012.  Of the 22 residential collateralized mortgage obligations classified as available-for-sale, 5 contained unrealized losses at March 31, 2012.  The only asset-backed security held by the Company at March 31, 2012 contained an unrealized loss.  Management identified no impairment related to credit quality.  At March 31, 2012, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Company did not sell any securities.  During the three months ended March 31, 2011, the Company sold three securities classified as available for sale.  Two securities were sold with gains totaling $45,000 and one security was sold at a loss of $4,000 for a net gain of $41,000, calculated using the specific identification method.  The securities were sold as a result of a review performed on our municipal securities portfolio.

Securities with an aggregate carrying value of approximately $152.4 million and $154.1 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

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

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of March 31, 2012 and December 31, 2011, based upon quarterly reviews, management determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	March 31, 2012	December 31, 2011

FRB-Atlanta	$2,071	$2,071
FHLB-Dallas	587	586
Other bank stocks	853	853
CRA investment	2,123	2,127
	$5,634	$5,637

4.   Credit Quality of Loans and Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$7,276	$8,813
Provision for loan losses	675	1,600
Recoveries	66	86
Loans charged-off	(939)	(3,747)
Balance, end of period	$7,078	$6,752

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At March 31, 2012, one industry segment concentration, the oil and gas industry, aggregate more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $118.1 million, or 15.8% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At March 31, 2012, loan secured by commercial real estate (including commercial construction and multifamily loans) totaled approximately $327.9 million.  Of the $327.9 million, $266.7 million represent CRE loans, 62% of which are secured by owner-occupied commercial properties.  Of the $327.9 million in loans secured by commercial real estate, $4.0 million, or 1.2%, were on nonaccrual status at March 31, 2012.

Modifications by Class of Loans (in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings as of March 31, 2012:
Commercial, financial, and agricultural	3	$427	$410
Consumer - other	1	14	11
		$441	$421

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings as of December 31, 2011:
Commercial, financial, and agricultural	4	$447	$444
Consumer - other	1	14	12
		$461	$456

Trouble Debt Restructurings that Subsequently Defaulted (in thousands)

	March 31, 2012		March 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial, and agricultural	3	$251	-	$-

For purposes of the determination of an allowance for loan losses on these troubled debt restructurings (“TDRs”), as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined that losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans. As of March 31, 2012, there have been no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs.

Allowance for Loan Losses and Recorded Investment in Loans
For the Three Months Ended March 31, 2012 (in thousands)
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,734	$1,661	$2,215	$936	$710	$19	$1	$7,276
Charge-offs	(254)	-	(478)	(52)	(155)	-	-	(939)
Recoveries	43	4	1	-	18	-	-	66
Provision	193	212	133	54	81	2	-	675
Ending balance	$1,716	$1,877	$1,871	$938	$654	$21	$1	$7,078
Ending balance: individually evaluated for impairment	$232	$2	$14	$32	$124	$-	$-	$404

Loans:
Ending balance	$221,855	$55,320	$283,114	$112,142	$70,085	$3,840	$1,411	$747,767
Ending balance: individually evaluated for impairment	$2,096	$843	$3,140	$1,698	$343	$-	$-	$8,120

Allowance for Loan Losses and Recorded Investment in Loans
For the Year Ended December 31, 2011 (in thousands)
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,664	$2,963	$2,565	$862	$730	$29	$-	$8,813
Charge-offs	(1,109)	(2,444)	(1,246)	(283)	(671)	(19)	-	(5,772)
Recoveries	152	14	1	4	138	1	-	310
Provision	1,027	1,128	895	353	513	8	1	3,925
Ending balance	$1,734	$1,661	$2,215	$936	$710	$19	$1	$7,276
Ending balance: individually evaluated for impairment	$240	$2	$321	$21	$98	$-	$-	$682

Loans:
Ending balance	$223,283	$52,712	$280,798	$113,582	$69,980	$4,276	$1,674	$746,305
Ending balance: individually evaluated for impairment	$2,341	$901	$2,271	$1,142	$287	$-	$-	$6,942

Credit Quality Indicators by Class of Loans
As of March 31, 2012 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial Total	% of Total Commercial
Pass	$215,534	$39,814	$269,300	$524,648	95.43%
Special mention	1,937	1,055	8,641	11,633	2.12%
Substandard	4,199	3,915	5,173	13,287	2.42%
Doubtful	185	-	-	185	0.03%
	$221,855	$44,784	$283,114	$549,753	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential Construction	Residential Prime	Residential Subprime	Residential Total	% of Total Residential
Pass	$10,471	$104,283	$-	$114,754	93.54%
Special mention	-	4,553	-	4,553	3.71%
Substandard	65	3,306	-	3,371	2.75%
	$10,536	$112,142	$-	$122,678	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer Credit Card	Consumer Other	Finance Leases Commercial	Other Loans	Consumer Total	% of Total Consumer
Performing	$5,069	$64,691	$3,840	$1,411	$75,011	99.57%
Nonperforming	12	313	-	-	325	0.43%
	$5,081	$65,004	$3,840	$1,411	$75,336	100.00%

Credit Quality Indicators by Class of Loans
As of December 31, 2011 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial Total	% of Total Commercial
Pass	$216,465	$36,631	$264,542	$517,638	94.88%
Special Mention	1,705	1,104	10,755	13,564	2.49%
Substandard	4,809	3,728	5,501	14,038	2.57%
Doubtful	304	-	-	304	0.06%
	$223,283	$41,463	$280,798	$545,544	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential Construction	Residential Prime	Residential Subprime	Residential Total	% of Total Residential
Pass	$9,041	$104,965	$-	$114,006	91.33%
Special mention	1,077	5,152	-	6,229	4.99%
Substandard	1,131	3,465	-	4,596	3.68%
	$11,249	$113,582	$-	$124,831	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer Credit Card	Consumer Other	Finance Leases Commercial	Other Loans	Consumer Total	% of Total Consumer
Performing	$5,182	$64,497	$4,276	$1,674	$75,629	99.60%
Nonperforming	18	283	-	-	301	0.40%
	$5,200	$64,780	$4,276	$1,674	$75,930	100.00%

Age Analysis of Past Due Loans by Class of Loans (in thousands)

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of March 31, 2012
Commercial, financial, and agricultural	$730	$148	$1,975	$2,853	$219,002	$221,855	$400
Commercial real estate – construction	214	111	279	604	44,180	44,784	-
Commercial real estate - other	566	188	2,568	3,322	279,792	283,114	-
Consumer - credit card	36	19	12	67	5,014	5,081	12
Consumer - other	224	76	275	575	64,429	65,004	6
Residential - construction	-	-	-	-	10,536	10,536	-
Residential - prime	1,510	422	696	2,628	109,514	112,142	-
Residential - subprime	-	-	-	-	-	-	-
Other loans	70	4	-	74	1,337	1,411	-
Finance leases commercial	-	-	-	-	3,840	3,840	-
	$3,350	$968	$5,805	$10,123	$737,644	$747,767	$418

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of December 31, 2011
Commercial, financial, and agricultural	$622	$242	$1,856	$2,720	$220,563	$223,283	$64
Commercial real estate - construction	673	166	358	1,197	40,266	41,463	-
Commercial real estate - other	3,185	-	1,878	5,063	275,735	280,798	-
Consumer - credit card	79	-	19	98	5,102	5,200	19
Consumer - other	410	193	269	872	63,908	64,780	8
Residential - construction	-	-	-	-	11,249	11,249	-
Residential - prime	2,457	469	685	3,611	109,971	113,582	140
Residential - subprime	-	-	-	-	-	-	-
Other loans	118	-	-	118	1,556	1,674	-
Finance leases commercial	-	-	-	-	4,276	4,276	-
	$7,544	$1,070	$5,065	$13,679	$732,626	$746,305	$231

(1)	Past due amounts may include loans on nonaccrual status.

Impaired Loans by Class of Loans (in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of March 31, 2012
With no related allowance recorded:
Commercial, financial, and agricultural	$962	$1,110	$-	$1,060	$-
Commercial real estate – construction	839	905	-	868	1
Commercial real estate – other	3,028	3,502	-	2,029	-
Consumer – other	67	77	-	57	-
Residential – prime	1,447	1,447	-	1,149	11
Subtotal:	$6,343	$7,041	$-	$5,163	$12
With an allowance recorded:
Commercial, financial, and agricultural	1,134	1,134	232	1,159	1
Commercial real estate – construction	4	4	2	4	-
Commercial real estate – other	111	111	14	676	-
Consumer – other	276	276	124	258	1
Residential – prime	252	252	32	271	-
Subtotal:	$1,777	$1,777	$404	$2,368	$2
Totals:
Commercial	6,078	6,766	248	5,796	$2
Consumer	343	353	124	315	1
Residential	1,699	1,699	32	1,420	11
Grand total:	$8,120	$8,818	$404	$7,531	$14

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2011
With no related allowance recorded:
Commercial, financial, and agricultural	$1,157	$1,248	$-	$2,311	$2
Commercial real estate – construction	897	963	-	4,511	9
Commercial real estate – other	1,029	1,029	-	2,958	31
Consumer – other	48	59	-	65	3
Residential – prime	851	851	-	1,334	28
Finance leases commercial	-	-	-	4	-
Other loans	-	-	-	3	-
Subtotal:	$3,982	$4,150	$-	$11,186	$73
With an allowance recorded:
Commercial, financial, and agricultural	1,184	1,184	240	1,140	58
Commercial real estate – construction	4	4	2	1,580	-
Commercial real estate – other	1,242	1,242	321	1,639	98
Consumer – other	239	242	98	202	10
Residential – prime	291	291	21	255	1
Subtotal:	$2,960	$2,963	$682	$4,816	$167
Totals:
Commercial	5,513	5,670	563	14,143	198
Consumer	287	301	98	267	13
Residential	1,142	1,142	21	1,589	29
Other	-	-	-	3	-
Grand total:	$6,942	$7,113	$682	$16,002	$240

Loans on Nonaccrual Status
(in thousands)

	March 31, 2012	December 31, 2011
Commercial, financial, and agricultural	$1,917	$1,897
Commercial real estate - construction	843	902
Commercial real estate - other	3,139	2,271
Consumer - credit card	-	-
Consumer - other	307	275
Residential - construction	-	-
Residential - prime	1,449	884
Residential - subprime	-	-
Other loans	-	-
Finance leases commercial	-	-
	$7,655	$6,229

The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $177,000 and $296,000 for the three months ended March 31, 2012 and 2011, respectively.  Interest actually received on nonaccrual loans at March 31, 2012 and 2011 was $20,000 and $35,000, respectively.

5.  Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended March 31,
	2012	2011
Net earnings available to common shareholders	$2,486	$442
Weighted average number of common shares outstanding used in computation of basic earnings per common share	10,465	9,720
Effect of dilutive securities:
Stock options	8	14
Restricted Stock	7	2
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	10,480	9,736

Options to acquire 18,331 and 19,233 shares of common stock were not included in computing diluted earnings per share for the quarter ended March 31, 2012 and 2011, respectively, because the effect of these shares was anti-dilutive.  The remaining 104,384 shares subject to the outstanding warrant issued in connection with the Capital Purchase Plan transaction were anti-dilutive and not included in the computation of diluted earnings per share for the quarters ended March 31, 2012 and 2011.

6.     Declaration of Dividends

A first quarter dividend of $0.07 per share for holders of common stock of record on March 15, 2012 was declared on January 25, 2012 and was paid on April 2, 2012.  On April 18, 2012, the Company declared a second quarter dividend of $0.07 per share for holders of common stock of record on June 15, 2012, to be paid on July 2, 2012.

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

Time Deposits Held in Banks— Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on time deposits of similar terms of maturity.

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

Other Real Estate—Other real estate (“ORE”) properties are adjusted to fair value upon transfer of the loans to other real estate, and annually thereafter to insure other real estate assets are carried at the lower of carrying value or fair value.  Exceptions to obtaining initial appraisals are properties where a buy/sell agreement exists for the loan value or greater, or where a Sheriff’s valuation has been received for properties liquidated through a Sheriff sale.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and adjusts the appraisal value by taking an additional discount for market conditions and there is no observable market prices, the Company records the other real estate asset as nonrecurring Level 3.

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

Assets Recorded at Fair Value

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at March 31, 2012 using:
Description	at March 31, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$84,744	$-	$84,744	$-
Obligations of state and political subdivisions	92,338	-	92,338	-
GSE mortgage-backed securities	117,054	-	117,054	-
Asset-backed securities	4,380	-	4,380	-
Collateralized mortgage obligations: residential	42,781	-	42,781	-
Collateralized mortgage obligations: commercial	24,713	-	24,713	-
	$366,010	$-	$366,010	$-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2011 using:
Description	at December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$94,999	$-	$94,999	$-
Obligations of state and political subdivisions	96,149	-	96,149	-
GSE mortgage-backed securities	109,487	-	109,487	-
Collateralized mortgage obligations: residential	41,468	-	41,468	-
Collateralized mortgage obligations: commercial	25,138	-	25,138	-
	$367,241	$-	$367,241	$-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at March 31, 2012 using:
Description	at March 31, 2012	Level 1	Level 2	Level 3
Impaired loans	$2,630	$-	$2,630	$-
Other real estate	$7,120	$-	$7,120	$-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2011 using:
Description	at December 31, 2011	Level 1	Level 2	Level 3
Impaired loans	$2,994	$-	$2,994	$-
Other real estate	$7,369	$-	$7,369	$-

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at March 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$104,326	$104,326	$-	$-
Time deposits held in banks	710	-	-	711
Securities available-for-sale	366,010	-	366,010	-
Securities held-to-maturity	96,817	-	98,033	-
Other investments	5,634	-	-	5,634
Loans, net	740,689	-	-	747,075
Cash surrender value of life insurance policies	4,837	-	4,837	-
Financial liabilities:
Non-interest-bearing deposits	271,447	271,447	-	-
Interest-bearing deposits	905,719	-	-	908,246
Securities sold under agreements to repurchase	49,055	49,055	-	-
Junior subordinated debentures	15,465	-	-	17,283

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$83,303	$83,303
Time deposits held in banks	710	716
Securities available-for-sale	367,241	367,241
Securities held-to-maturity	100,472	101,131
Other investments	5,637	5,637
Loans, net	739,029	747,156
Cash surrender value of life insurance policies	4,853	4,853
Financial liabilities:
Non-interest-bearing deposits	254,755	254,755
Interest-bearing deposits	910,051	913,204
Securities sold under agreements to repurchase	46,078	46,078
Junior subordinated debentures	15,465	17,343

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company") is a bank holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly-owned subsidiary bank MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in south Louisiana and south and central Texas with 40 locations and are connected to a worldwide ATM network that provides customers with access to more than 43,000 surcharge-free ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying this report.  We encourage you to read this discussion in conjunction with our consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements

Certain statements included in this Report, other than statements of historical fact, are forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, but are not limited to certain statements under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

 The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” in our 2011 Annual Report on form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the following:

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

•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;
•	acts of war, terrorism, cyber intrusion, weather, or other catastrophic events beyond our control; and
·	the ability to manage the risks involved in the foregoing.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements included in this report. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  Our most critical accounting policy relates to the determination of the allowance for loan losses (“ALL”), which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  The determination of the adequacy of the allowance involves significant judgment and complexity and is based on many factors.  If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for loan losses may be required.  See Asset Quality – Nonperforming Assets and Allowance for Loan Losses and Note 1 and Note 4 of the footnotes to the consolidated financial statements.

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

A third critical accounting policy relates to deferred tax assets and liabilities.  We record deferred tax assets and deferred tax liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required.  A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized.  In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.  A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance.  Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent more likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $2.5 million for the first quarter of 2012, compared to net earnings available to common shareholders of $442,000 reported for the first quarter of 2011.  Diluted earnings for the first quarter of 2012 were $0.24 per common share, up from the $0.05 per common share for the first quarter of 2011.

Net earnings increased as a $3.9 million increase in net interest income, a $925,000 decrease in the provision for loan losses and a $498,000 increase in noninterest income were partially offset by a $1.9 million increase in noninterest expense and a $1.2 million increase in income tax expense.  Of the $3.9 million increase in net interest income, a total of $1.3 million was earned from the branches acquired in the third and fourth quarters of 2011.  Purchase accounting adjustments totaling $889,000 also contributed to the increase in net interest income.  Interest income on investments and other interest-bearing accounts increased $1.0 million in quarterly comparison and included interest earned on excess cash invested from the 2011 acquisitions. The provision for loan losses decreased from $1.6 million for the first quarter of 2011 to $675,000 for the first quarter of 2012.  The $925,000 decrease in the provision for loan losses resulted primarily from a lower volume of charge-offs for the first quarter of 2012, compared to the first quarter of 2011.

Increases in noninterest income consisted primarily of $248,000 in ATM/debit card income, $115,000 in income recorded on ORE and $87,000 in service charges on deposit accounts.  Increases in noninterest expenses, excluding operating expenses on the acquired branches, included $377,000 in salaries and benefits costs, $103,000 in occupancy expense and $174,000 in data processing expense.  Operating expenses recorded for the acquisitions during the first quarter of 2012 totaled $1.3 million and consisted primarily of $546,000 in salaries and benefits costs, $392,000 in occupancy expenses, and $182,000 in amortization costs of core deposit intangibles resulting from the acquisitions.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.49% and 4.51% for the three months ended March 31, 2012 and 2011, respectively.   Tables 1 and 2 below analyze the changes in net interest income in the three months ended March 31, 2012 and 2011.

Fully taxable-equivalent (“FTE”) net interest income totaled $14.1 million and $10.3 million for the quarters ended March 31, 2012 and 2011, respectively.  The FTE net interest income increased $3.8 million in prior year comparison primarily due to a $335.6 million increase in the volume of average earning assets as a result of the three acquisitions completed in the second half of 2011.  The average volume of loans increased $169.6 million in quarterly comparison and the average yield on loans increased 1 basis point, from 6.71% to 6.72%.  Purchase accounting adjustments on acquired loans added 28 basis points to the average yield on loans for the first quarter of 2012.  Net of the impact of the purchase accounting adjustments, average loan yields declined 27 basis points in prior year quarterly comparison to 6.44%.  Loan yields have declined primarily as the result of a market environment of sustained low  interest rates.

The average volume of investment securities increased $189.1 million in quarterly comparison as portions of excess cash flow from the 2011 acquisitions were placed primarily in agency mortgage-backed securities.  The average tax equivalent yield on investment securities decreased 52 basis points, from 3.32% to 2.80% primarily due to lower reinvestment rates.  The average volume of time and overnight interest bearing deposits earning 0.26% decreased $22.5 million due to the purchase of investment securities.  The average yield on all earning assets decreased 16 basis points in prior year quarterly comparison, from 5.14% for the first quarter of 2011 to 4.98% for the first quarter of 2012.   Net of the impact of purchase accounting adjustments, the average yield on total earning assets declined 32 basis points, from 5.14% to 4.82% for the three month periods ended March 31, 2011 and 2012, respectively.

Interest expense increased despite a 24 basis point reduction in the average rate paid on interest bearing liabilities, from 0.88% at March 31, 2011 to 0.64% at March 31, 2012.  The average volume of interest-bearing deposits increased $296.7 million in prior year quarterly comparison primarily due to deposits assumed with the three acquisitions.  Net of purchase accounting adjustments on acquired certificates of deposit, the average rate paid on interest bearing liabilities was 0.80% for the first quarter of 2012 compared to 0.88% for the first quarter of 2011.

The average rate paid on the Company’s junior subordinated debentures increased 8 basis points from first quarter of 2011 to first quarter of 2012 due to the rate change on the $8.2 million of variable rate debentures.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at March 31, 2012 was 2.97%.   The debentures mature on September 20, 2034 but may be repaid sooner, under certain circumstances.  The Company also has outstanding $7.2 million of junior subordinated debentures due 2031 that carry a fixed interest rate of 10.20%.

As a result of these changes in volume and yield on earning assets and interest bearing liabilities, the FTE net interest margin decreased 2 basis points, from 4.51% for the first quarter of 2011 to 4.49% for the first quarter of 2012.  Net of a 28 basis point effect of purchase accounting adjustments on loans and deposits, the FTE margin decreased 30 basis points, from 4.51% for the first quarter of 2011 to 4.21% for the first quarter of 2012.

Table 1
Consolidated Average Balances, Interest and Rates
(in thousands)
	Three Months Ended March 31,
	2012			2011
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$365,302	$2,069	2.27%	$160,067	$867	2.17%
Tax exempt2	85,964	1,093	5.09%	102,145	1,311	5.13%
Total investment securities	451,266	3,162	2.80%	262,212	2,178	3.32%
Federal funds sold	4,108	2	0.19%	5,267	3	0.23%
Time and interest bearing deposits in other banks	60,045	39	0.26%	82,573	75	0.36%
Other investments	5,636	45	3.19%	5,060	38	3.00%
Loans
Commercial and real estate	639,970	10,486	6.59%	490,655	7,797	6.44%
Installment	102,625	1,916	7.51%	82,325	1,679	8.27%
Total loans3	742,595	12,402	6.72%	572,980	9,476	6.71%
Total earning assets	1,263,650	15,650	4.98%	928,092	11,770	5.14%
Allowance for loan losses	(7,171)			(8,217)
Nonearning assets	139,485			90,149
Total assets	$1,395,964			$1,010,024

Liabilities and shareholders’ equity
NOW, money market, and savings	$590,090	$470	0.32%	$488,025	$638	0.53%
Time deposits	309,556	630	0.82%	114,929	370	1.31%
Total interest bearing deposits	899,646	1,100	0.49%	602,954	1,008	0.68%
Securities sold under repurchase agreements	45,867	181	1.59%	46,211	197	1.71%
Federal funds purchased	4	-	-	-	-	-
Other borrowings	2	-	-	-	-	-
Junior subordinated debentures	15,465	248	6.34%	15,465	242	6.26%
Total interest bearing liabilities	960,984	1,529	0.64%	664,630	1,447	0.88%

Demand deposits	262,110			202,079
Other liabilities	9,393			6,189
Shareholders’ equity	163,477			137,126
Total liabilities and shareholders’ equity	$1,395,964			$1,010,024

Net interest income and net interest spread		$14,121	4.34%		$10,323	4.26%
Net yield on interest earning assets			4.49%			4.51%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2 Interest income of $318,000 for 2012 and $382,000 for 2011 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
3 Interest income includes loan fees of $790,000 for 2012 and $713,000 for 2011.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended March 31, 2012 compared to March 31, 2011
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$1,202	$1,160	$42
Tax exempt	(218)	(206)	(12)
Federal funds sold	(1)	(1)	-
Time and interest bearing deposits in other banks	(36)	(17)	(19)
Other investments	7	5	2
Loans, including fees	2,926	2,808	118
Total	3,880	3,749	131

Interest paid on:
Interest bearing deposits	92	411	(319)
Securities sold under repurchase agreements	(16)	(1)	(15)
Junior subordinated debentures	6	-	6
Total	82	410	(328)

Taxable-equivalent net interest income	$3,798	$3,339	$459

Note: In Table 2, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income for the first quarter of 2012 totaled $3.5 million, an increase of $498,000 from the $3.0 million earned in the first quarter of 2011.  In prior-year quarterly comparison, increases in noninterest income consisted primarily of approximately $248,000 in ATM/debit card income, $115,000 in income recorded on ORE and $87,000 in service charges on deposit accounts.

Non-interest Expenses

Non-interest expense increased $1.9 million in prior year quarterly comparison and included $1.3 million of operating expenses for the branches acquired during the second half of 2011.   Operating expenses recorded for the acquired branches during the first quarter of 2012 included $546,000 in salaries and benefits costs, $392,000 in occupancy expenses, and $182,000 in amortization costs of core deposit intangibles resulting from the acquisitions.  Other increases in non-interest expenses (exclusive of branch acquisition operating costs) included $377,000 in salaries and benefits costs and $103,000 in occupancy expenses.

Analysis of Balance Sheet

Total assets at March 31, 2012 were $1.4 billion and remained unchanged from the $1.4 billion reported at December 31, 2011.  Deposits totaled $1.2 billion as of March 31, 2012 and at December 31, 2011.  Non-interest bearing deposits were 23.1% of total deposits at March 31, 2012, compared to 21.9% at December 31, 2011. Core deposits, excluding time deposits, increased $41.8 million in the first quarter of 2012, improving the Bank’s deposit mix.  A $29.4 million decrease in time deposits combined with the $41.8 million increase in core deposits resulted in a $12.4 million net increase in total deposits for the quarter-ended March 31, 2012.  The decrease in time deposits resulted primarily from run-off of high cost, single service time deposits acquired through the branch purchases in 2011.

Securities available-for-sale totaled $366.0 million at March 31, 2012, down $1.2 million from $367.2 million at December 31, 2011.  For the three months ended March 31, 2012, purchases of $19.9 million in the available-for-sale portfolio were exceeded by calls, maturities and paydowns on mortgage-backed securities.  Securities held-to-maturity decreased $3.7 million, from $100.5 million at December 31, 2011 to $96.8 million at March 31, 2012 due to calls and maturities within the portfolio.

Total loans were $747.8 million at March 31, 2012, an increase of $1.5 million compared to $746.3 million at December 31, 2011.  The composition of the Company’s loan portfolio is reflected in Table 3 below.

Table 3 Composition of Loans (in thousands)
	March 31, 2012	December 31, 2011
Commercial, financial, and agricultural	$221,855	$223,283
Lease financing receivable	3,840	4,276
Real estate – commercial	283,114	280,798
Real estate – commercial construction	44,784	41,463
Real estate – residential	112,142	113,582
Real estate – residential construction	10,536	11,249
Installment loans to individuals	70,085	69,980
Other	1,411	1,674
Total loans	$747,767	$746,305

The loan portfolio remained relatively flat for the first quarter of 2012. The commercial, financial and agricultural (“C&I”) loans decreased minimally by $1.4 million over the first three months of 2012.  The commercial real estate portfolio grew by $2.3 million.  Real estate construction loans increased $2.6 million.  Within the $283.1 million commercial real estate portfolio, $266.7 million is secured by commercial property, $8.7 million is secured by multi-family property, and $7.7 million is secured by farmland.  Of the $266.7 million secured by commercial property, $165.7 million, or 62.1%, is owner-occupied.  Of the $112.1 million residential real estate portfolio, 88.1% represented loans secured by first liens. We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at March 31, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended March 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations or cash flows.

Liquidity and Capital

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $121.0 million in projected cash flows from securities repayments for the remainder of 2012 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of March 31, 2012, we had no borrowings with the FRB-Atlanta or the FHLB-Dallas.  The Company has $21.6 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $312.4 million if necessary to meet liquidity needs.  Additionally, $9.5 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $285.0 million at March 31, 2012.  Additional unsecured borrowing lines totaling $48.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

In August 2011, we repaid $20.0 million in Series A Preferred Stock issued to the Treasury under the Capital Purchase Program with a portion of the funds received from our sale of $32.0 million in Series B Preferred Stock to the Treasury under the Small Business Lending Fund program.  The remaining gross proceeds from the sale of the Series B Preferred Stock were contributed to the Bank to support loan growth.

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B Preferred Stock.  The dividend rate on the Series B Preferred Stock at March 31, 2012 was 5% per annum.   For future quarters through the ninth calendar quarter, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s level of “Qualified Small Business Lending” or “QBSL”. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QBSL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the Series B Preferred Stock would increase.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QBSL as of the ninth calendar quarter as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% per annum.

Although no dividends have been paid by the Bank to the Company in the current year, as of March 31, 2012, the Bank had the ability to pay dividends to the Company of approximately $14.5 million without prior approval from its primary regulator.  The Company received no dividends from the Bank during the first three months of 2011.  At March 31, 2012, the Company had approximately $26.4 million in cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At March 31, 2012, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of March 31, 2012, the Company’s Tier 1 leverage ratio was 10.29%, Tier 1 capital to risk-weighted assets was 16.44% and total capital to risk-weighted assets was 17.30%.  The Bank had a Tier 1 leverage capital ratio of 8.36% at March 31, 2012.  The Bank’s three acquisitions in the second half of 2011 reduced capital levels; however, the Company and the Bank continue to be classified as “well capitalized.”

Asset Quality

Credit Risk Management

We manage credit risk primarily by observing written, board approved policies that govern all credit underwriting and approval activities.  Our Chief Credit Officer (“CCO”) is responsible for credit underwriting and loan operations for the Bank.  The role of the CCO includes on-going review and development of lending policies, commercial credit analysis, centralized consumer underwriting, loan operations documentation and funding, and overall credit risk management procedures.  The current risk management process requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  We believe the conservative nature of our underwriting practices has resulted in strong credit quality in our loan portfolio.  Completed loan applications, credit bureau reports, financial statements, and a committee approval process remain a part of credit decisions.  Documentation of the loan decision process is required on each credit application, whether approved or denied, to ensure thorough and consistent procedures.  Additionally, we have historically recognized and disclosed significant problem loans quickly and taken prompt action to address material weaknesses in those credits.

Additionally, credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At March 31, 2012, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $118.1 million, or 15.8% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At March 31, 2012, loans secured by commercial real estate, including commercial construction loans, totaled approximately $327.9 million.  Of the loans secured by commercial real estate, $4.0 million or 1.2% are nonaccrual loans.  Additional information regarding credit quality by loan classification is provided in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 7 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 4 summarizes the Company's nonperforming assets for the quarters ending March 31, 2012 and 2011, and December 31, 2011.

Table 4 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	March 31, 2012	December 31, 2011	March 31, 2011
Nonaccrual loans	$7,655	$6,229	$15,570
Loans past due 90 days and over and still accruing	418	231	304
Total nonperforming loans	8,073	6,460	15,874
Other real estate	7,120	7,369	1,528
Other foreclosed assets	321	326	26
Total nonperforming assets	$15,514	$14,155	$17,428

Troubled debt restructurings	$421	$456	$1,337

Nonperforming assets to total assets	1.10%	1.01%	1.70%
Nonperforming assets to total loans + ORE + other foreclosed assets	2.05%	1.88%	3.03%
ALL to nonperforming loans	87.67%	112.63%	42.53%
ALL to total loans	0.95%	0.97%	1.18%

YTD charge-offs	$939	$5,772	$3,747
YTD recoveries	66	310	86
YTD net charge-offs	$873	$5,462	$3,661
Annualized net charge-offs to total loans	0.47%	0.73%	2.59%

Nonperforming assets totaled $15.5 million at March 31, 2012 compared to $14.2 million at December 31, 2011 and $17.4 million at March 31, 2011. The $1.3 million increase from year end 2011 resulted from several smaller commercial credits placed on nonaccrual status during the first quarter of 2012.  The $7.8 million reduction in non-performing loans from March 31, 2011 to March 31, 2012 resulted primarily from the transfer of a $4.9 million commercial credit into ORE in the second quarter of 2011.  The ORE property is a condominium complex that is currently producing positive cash flow from net rental income on a monthly basis.

Allowance coverage for nonperforming loans decreased to 87.67% at March 31, 2012, compared to 112.63% at December 31, 2011 and increased compared to 42.53% at March 31, 2011.  The ALL/total loans ratio decreased to 0.95% for the first quarter of 2012, compared to 0.97% at December 31, 2011 and 1.18% at March 31, 2011.  The decrease in the ALL/total loans ratio from March 2011 resulted primarily from the $127.9 million in loans added through the three acquisitions completed in the second half of 2011.  The ratio of annualized net charge-offs to total loans was 0.47% for the quarter ended March 31, 2012 compared to 0.73% for year-end 2011 and 2.59% for the quarter ended March 31, 2011.

Loans past due 90 days or more and still accruing totaled $418,000 at March 31, 2012 compared to $231,000 at December 31, 2011 and $304,000 at March 31, 2011.   Loans classified as troubled debt restructurings totaled $421,000 at March 31, 2012.  Classified assets, including ORE, decreased $2.4 million, or 9.0% during the first quarter of 2012, from $26.7 million at December 31, 2011 to $24.3 million at March 31, 2012.  The decrease in classified assets resulted primarily from payments received on various non-accrual loans and a charge-off on a commercial real estate loan relationship.  Additional information regarding impaired loans is included in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 7 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $7.1 million in the ALL as of March 31, 2012 is sufficient to cover probable losses in the loan portfolio.

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

There have been no significant changes from the information regarding market risk disclosed under the heading “Funding Sources - Interest Rate Sensitivity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

During the first quarter of 2012, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings.

A Notice of Charge of Discrimination was filed against the Company in April 2011 with the U.S. Equal Employment Opportunity Commission by Karen L. Hail, a former Director and officer of the Company.  Ms. Hail’s claim alleges gender discrimination and retaliation.  In May 2011, Ms. Hail also filed an action in U.S. District Court for the Western District of Louisiana (“the Court”) against the Company and the Bank for discrimination and retaliation in violation of the Family Medical Leave Act and Title VII of the Civil Rights Act seeking unspecified monetary damages.  The Company believes Ms. Hail’s claims are without merit and will strongly defend against the claims.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any equity securities during the quarter ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number                     Document Description

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a) *

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a) *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.***

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

Date: May 10, 2012
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO
(Principal Executive Officer)

/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)
/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)