Form 10-K/A
period 2011-12-31
MIDSOUTH BANCORP INC
filed 2012-05-23
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A AMENDMENT NO. 1
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
Yes ☐ No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant at June 30, 2011 was approximately $83,527,025 based upon the closing market price on NYSE Amex Equities as of such date.   As of May 23, 2012 there were 10,465,506 outstanding shares of MidSouth Bancorp, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

MidSouth Bancorp, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 15, 2012 (the “Original Form 10-K”), for the purpose of including (i) the currently-dated certifications from our chief executive officer and chief financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, that are furnished with this Amendment as Exhibits 32.1 and 32.2, respectively, and (ii) the Description of the MidSouth Bancorp, Inc. 2011 Annual Incentive Compensation Plan, that is filed with this Amendment as Exhibit 10.10.  Accordingly, this Amendment amends and restates in its entirety Item 15 of Part IV of the Original Form 10-K as reflected below.

Except as noted above, this Amendment does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Form 10-K.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

The registrant hereby amends and restates Item 15 of Part IV of the Original Form 10-K as follows:

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

10.10+	Description of the MidSouth Bancorp, Inc. 2011 Annual Incentive Compensation Plan**

21	Subsidiaries of the Registrant*

23.1	Consent of Porter, Keadle, Moore LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended **

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008*

99.2	Certification of Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008*

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.#*

+	Management contract or compensatory plan or arrangement

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

*	Previously included as an exhibit to MidSouth’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 15, 2012

**	Included herewith

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

MIDSOUTH BANCORP, INC.
Registrant

		By:	/s/ C. R. Cloutier
C. R. Cloutier
President and Chief Executive Officer
Date:	May 23, 2012