Form 10-Q
period 2012-06-30
MIDSOUTH BANCORP INC
filed 2012-08-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 1-11826
MIDSOUTH BANCORP, INC.
(Exact name of registrant as specified in its charter)

Louisiana	72 –1020809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
YES ☐   NO   ☒

As of August 9, 2012, there were 10,477,886 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)

	June 30, 2012 (unaudited)	December 31, 2011* (audited)
Assets
Cash and due from banks, including required reserves of $5,330 and $7,990, respectively	$23,975	$26,775
Interest-bearing deposits in banks	23,746	56,128
Federal funds sold	2,925	400
Time deposits held in banks	710	710
Securities available-for-sale, at fair value (cost of $357,393 at June 30, 2012 and $355,496 at December 31, 2011)	370,293	367,241
Securities held-to-maturity (fair value of $125,912 at June 30, 2012 and $101,131 at December 31, 2011)	123,054	100,472
Other investments	5,815	5,637
Loans	751,455	746,305
Allowance for loan losses	(7,222)	(7,276)
Loans, net	744,233	739,029
Bank premises and equipment, net	45,550	44,598
Accrued interest receivable	5,314	5,607
Goodwill	24,824	24,959
Intangibles	6,749	7,147
Cash surrender value of life insurance	4,872	4,853
Other real estate	6,968	7,369
Other assets	5,799	5,831
Total assets	$1,394,827	$1,396,756

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$269,110	$254,755
Interest bearing	884,651	910,051
Total deposits	1,153,761	1,164,806
Securities sold under agreements to repurchase	50,347	46,078
Junior subordinated debentures	15,465	15,465
Other liabilities	9,414	8,570
Total liabilities	1,228,987	1,234,919
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	32,000	32,000
Common stock, $0.10 par value; 30,000,000 shares authorized, 10,625,981 and 10,615,983 issued and 10,475,504 and 10,465,506 outstanding at June 30, 2012 and December 31, 2011, respectively	1,063	1,062
Additional paid-in capital	98,963	98,842
Accumulated other comprehensive income	8,514	7,752
Treasury stock – 150,477 shares at June 30, 2012 and December 31, 2011, at cost	(3,286)	(3,286)
Retained earnings	28,586	25,467
Total shareholders’ equity	165,840	161,837
Total liabilities and shareholders’ equity	$1,394,827	$1,396,756

See notes to unaudited consolidated financial statements.
* Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$12,355	$9,736	$24,758	$19,212
Securities and other investments:
Taxable	2,148	1,264	4,217	2,131
Nontaxable	730	852	1,505	1,782
Federal funds sold	2	2	4	5
Time and interest bearing deposits in other banks	21	46	60	121
Other investments	42	35	87	72
Total interest income	15,298	11,935	30,631	23,323

Interest expense:
Deposits	1,059	964	2,159	1,972
Securities sold under agreements to repurchase	186	198	367	395
Junior subordinated debentures	244	242	492	484
Total interest expense	1,489	1,404	3,018	2,851

Net interest income	13,809	10,531	27,613	20,472
Provision for loan losses	575	900	1,250	2,500
Net interest income after provision for loan losses	13,234	9,631	26,363	17,972

Non-interest income:
Service charges on deposits	1,868	1,548	3,692	3,285
Gain on securities, net	135	58	135	99
ATM and debit card income	1,149	955	2,275	1,833
Other charges and fees	813	652	1,391	1,027
Total non-interest income	3,965	3,213	7,493	6,244

Non-interest expenses:
Salaries and employee benefits	6,152	5,039	12,238	10,202
Occupancy expense	2,783	2,191	5,331	4,244
FDIC insurance	195	212	453	523
Other	4,660	3,791	8,436	6,991
Total non-interest expenses	13,790	11,233	26,458	21,960

Income before income taxes	3,409	1,611	7,398	2,256
Income tax expense	931	258	2,034	161

Net earnings	2,478	1,353	5,364	2,095
Dividends on preferred stock and accretion of warrants	380	299	780	599
Net earnings available to common shareholders	$2,098	$1,054	$4,584	$1,496

Earnings per share:
Basic	$0.20	$0.10	$0.44	$0.15
Diluted	$0.20	$0.10	$0.44	$0.15

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$2,478	$1,353	$5,364	$2,095
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the year, net of income tax expense: $576 and $1,077 for the three months ended June 30, 2012 and 2011, respectively; and $438 and $1,123 for the six months ended June 30, 2012 and 2011, respectively	1,119	2,091	851	2,180
Reclassification adjustment for gains on sales of securities available-for-sale, net of income tax expense: $46 and $20 for the three months ended June 30, 2012 and 2011, respectively; and $46 and $34 for the six months ended June 30, 2012 and 2011, respectively	(89)	(38)	(89)	(65)
Total other comprehensive income	1,030	2,053	762	2,115
Total comprehensive income	$3,508	$3,406	$6,126	$4,210

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2012
(in thousands, except share and per share data)

	Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Earnings	Total
Balance - December 31, 2011	32,000	$32,000	10,615,983	$1,062	$98,842	$7,752	$(3,286)	$25,467	$161,837
Net earnings	-	-	-	-	-	-	-	5,364	5,364
Dividends on Series B Preferred Stock	-	-	-	-	-	-	-	(780)	(780)
Dividends on common stock, $0.14 per share	-	-	-	-	-	-	-	(1,465)	(1,465)
Exercise of stock options	-	-	9,998	1	64	-	-	-	65
Stock option and restricted stock compensation expense	-	-	-	-	57	-	-	-	57
Change in accumulated other comprehensive income	-	-	-	-	-	762	-	-	762
Balance - June 30, 2012	32,000	$32,000	10,625,981	$1,063	$98,963	$8,514	$(3,286)	$28,586	$165,840

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$5,364	$2,095
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,786	1,502
Amortization (accretion) of purchase accounting adjustments	(1,255)	41
Provision for loan losses	1,250	2,500
Provision for deferred tax expense	845	(77)
Amortization of premiums on securities, net	811	511
Amortization of other investments	7	7
Stock compensation expense	28	14
Restricted stock expense	29	34
Net gain on sale of investment securities	(135)	(99)
Net loss on sale of other real estate owned	93	66
Net write down of other real estate owned	452	-
Change in accrued interest receivable	293	87
Change in accrued interest payable	(98)	(56)
Change in other assets & other liabilities, net	(128)	1,773
Net cash provided by operating activities	9,342	8,398

Cash flows from investing activities:
Net decrease in time deposits in other banks	-	5,164
Proceeds from maturities and calls of securities available-for-sale	49,411	40,654
Proceeds from maturities and calls of securities held-to-maturity	7,698	900
Proceeds from sale of securities available-for-sale	1,703	3,895
Purchases of securities available-for-sale	(53,270)	(84,713)
Purchases of securities held-to-maturity	(30,697)	-
Purchases of other investments	(185)	(5)
Net change in loans	(5,719)	(15,812)
Purchases of premises and equipment	(2,738)	(2,094)
Proceeds from sale of premises and equipment	-	6
Proceeds from sale of other real estate owned	131	541
Net cash used in investing activities	(33,666)	(51,464)

Cash flows from financing activities:
Change in deposits	(10,402)	25,124
Change in securities sold under agreements to repurchase	4,269	2,137
Proceeds from FHLB advances	100	-
Repayments of FHLB advances	(100)	-
Proceeds from exercise of stock options	65	-
Payment of dividends on preferred stock	(800)	(500)
Payment of dividends on common stock	(1,465)	(1,363)
Net cash (used in) provided by financing activities	(8,333)	25,398

Net decrease in cash and cash equivalents	(32,657)	(17,668)
Cash and cash equivalents, beginning of period	83,303	91,907
Cash and cash equivalents, end of period	$50,646	$74,239

Supplemental information- Noncash items
Accretion of warrants	$-	$99
Transfer of loans to other real estate	425	5,342
Net change in loan to ESOP	-	57
Financed sales of other real estate	150	73

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
June 30, 2012
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of June 30, 2012 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

2.     Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$68,241	$262	$-	$68,503
Obligations of state and political subdivisions	82,163	5,204	-	87,367
GSE mortgage-backed securities	118,436	5,706	-	124,142
Asset-backed securities	12,392	93	22	12,463
Collateralized mortgage obligations: residential	47,375	537	24	47,888
Collateralized mortgage obligations: commercial	28,786	1,144	-	29,930
	$357,393	$12,946	$46	$370,293

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$94,339	$662	$2	$94,999
Obligations of state and political subdivisions	90,284	5,865	-	96,149
GSE mortgage-backed securities	105,409	4,078	-	109,487
Collateralized mortgage obligations: residential	40,855	618	5	41,468
Collateralized mortgage obligations: commercial	24,609	529	-	25,138
	$355,496	$11,752	$7	$367,241

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$200	$1	$-	$201
GSE mortgage-backed securities	105,339	2,304	-	107,643
Collateralized mortgage obligations: commercial	17,515	553	-	18,068
	$123,054	$2,858	$-	$125,912

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$340	$2	$-	$342
GSE mortgage-backed securities	82,497	550	-	83,047
Collateralized mortgage obligations: commercial	17,635	107	-	17,742
	$100,472	$659	$-	$101,131

With the exception of three private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $119,000 at June 30, 2012, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The amortized cost and fair value of debt securities at June 30, 2012 by contractual maturity are shown in the following table (in thousands) with the exception of mortgage-backed securities and CMOs.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$73,193	$73,614
Due after one year through five years	46,458	48,905
Due after five years through ten years	25,988	28,336
Due after ten years	4,765	5,015
Asset-backed securities	12,392	12,463
Mortgage-backed securities and collateralized mortgage obligations:
Residential	165,811	172,030
Commercial	28,786	29,930
	$357,393	$370,293

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$-	$-
Due after one year through five years	200	201
Mortgage-backed securities and collateralized mortgage obligations:
Residential	105,339	107,643
Commercial	17,515	18,068
	$123,054	$125,912

Details concerning investment securities with unrealized losses are as follows (in thousands):

	June 30, 2012
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Asset-backed securities	$5,603	$22	$-	$-	$5,603	$22
Collateralized mortgage obligations: residential	4,434	21	119	3	4,553	24
	$10,037	$43	$119	$3	$10,156	$46

	December 31, 2011
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government sponsored enterprises	$6,204	$2	$-	$-	$6,204	$2
Collateralized mortgage obligations: residential	1,849	1	136	4	1,985	5
	$8,053	$3	$136	$4	$8,189	$7

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

The unrealized losses on debt securities at June 30, 2012 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Of the 23 residential collateralized mortgage obligations classified as available-for-sale, three contained unrealized losses at June 30, 2012.  Of the four asset backed securities classified as available-for-sale, two contained unrealized losses at June 30, 2012.  Management identified no impairment related to credit quality.  At June 30, 2012, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Company sold three securities classified as available-for-sale at a gain of $135,000.  During the six months ended June 30, 2011, the Company sold five securities classified as available-for-sale and one security classified as held-to-maturity.  Of the available-for-sale securities, four securities were sold with gains totaling $94,000 and one security was sold at a loss of $4,000 for a net gain of $90,000.  The decision to sell the one held-to-maturity security, which was sold at a gain of $9,000, was based on the inability to obtain current financial information on the municipality.  The sale was consistent with action taken on other securities with a similar deficiency, as identified in an external review performed on the municipal securities portfolio.

Securities with an aggregate carrying value of approximately $141.0 million and $154.1 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

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

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of June 30, 2012 and December 31, 2011, based upon quarterly reviews, management determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

FRB-Atlanta	$2,255	$2,071
FHLB-Dallas	587	586
Other bank stocks	853	853
CRA investment	2,120	2,127
	$5,815	$5,637

4.     Credit Quality of Loans and Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$7,078	$6,752	$7,276	$8,813
Provision for loan losses	575	900	1,250	2,500
Recoveries	95	122	161	208
Loans charged-off	(526)	(461)	(1,465)	(4,208)
Balance, end of period	$7,222	$7,313	$7,222	$7,313

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At June 30, 2012, one industry segment concentration, the oil and gas industry, aggregate more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $127.5 million, or 17.0% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At June 30, 2012, loans secured by commercial real estate (including commercial construction and multifamily loans) totaled approximately $314.5 million.  Of the $314.5 million, $255.8 million represent CRE loans, 63% of which are secured by owner-occupied commercial properties.  Of the $314.5 million in loans secured by commercial real estate, $3.6 million, or 1.1%, were on nonaccrual status at June 30, 2012.

Modifications by Class of Loans
(in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings as of June 30, 2012:
Commercial, financial, and agricultural	3	$427	$407
Consumer - other	1	14	10
		$441	$417

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings as of December 31, 2011:
Commercial, financial, and agricultural	4	$447	$444
Consumer - other	1	14	12
		$461	$456

Trouble Debt Restructurings that Subsequently Defaulted
(in thousands)

	June 30, 2012		June 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial, and agricultural	3	$249	-	$-

For purposes of the determination of an allowance for loan losses on these troubled debt restructurings (“TDRs”), as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined that losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans. As of June 30, 2012, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

Allowance for Loan Losses and Recorded Investment in Loans
For the Six Months Ended June 30, 2012  (in thousands)

		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,734	$1,661	$2,215	$936	$710	$19	$1	$7,276
Charge-offs	(565)	-	(495)	(84)	(321)	-	-	(1,465)
Recoveries	103	9	-	2	47	-	-	161
Provision	384	357	246	103	156	3	1	1,250
Ending balance	$1,656	$2,027	$1,966	$957	$592	$22	$2	$7,222
Ending balance: individually evaluated for impairment	$235	$33	$60	$15	$99	$-	$-	$442

Loans:
Ending balance	$233,629	$55,111	$271,141	$112,343	$72,859	$3,974	$2,398	$751,455
Ending balance: individually evaluated for impairment	$2,088	$576	$2,974	$1,717	$305	$-	$-	$7,660

Allowance for Loan Losses and Recorded Investment in Loans
For the Year Ended December 31, 2011  (in thousands)

		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,664	$2,963	$2,565	$862	$730	$29	$-	$8,813
Charge-offs	(1,109)	(2,444)	(1,246)	(283)	(671)	(19)	-	(5,772)
Recoveries	152	14	1	4	138	1	-	310
Provision	1,027	1,128	895	353	513	8	1	3,925
Ending balance	$1,734	$1,661	$2,215	$936	$710	$19	$1	$7,276
Ending balance: individually evaluated for impairment	$240	$2	$321	$21	$98	$-	$-	$682

Loans:
Ending balance	$223,283	$52,712	$280,798	$113,582	$69,980	$4,276	$1,674	$746,305
Ending balance: individually evaluated for impairment	$2,341	$901	$2,271	$1,142	$287	$-	$-	$6,942

Credit Quality Indicators by Class of Loans
As of June 30, 2012  (in thousands)

Commercial Credit Exposure
Credit Risk Profile by
Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial Total	% of Total Commercial
Pass	$226,921	$39,505	$257,927	$524,353	95.66%
Special mention	2,539	753	8,798	12,090	2.21%
Substandard	3,985	3,087	4,416	11,488	2.10%
Doubtful	184	-	-	184	0.03%
	$233,629	$43,345	$271,141	$548,115	100.00%

Residential Credit Exposure
Credit Risk Profile by
Creditworthiness Category
	Residential Construction	Residential Prime	Residential Subprime	Residential Total	% of Total Residential
Pass	$11,467	$108,015	$-	$119,482	96.27%
Special mention	-	1,350	-	1,350	1.09%
Substandard	299	2,978	-	3,277	2.64%
	$11,766	$112,343	$-	$124,109	100.00%

Consumer and Commercial Credit
Exposure
Credit Risk Profile Based on
Payment Activity
	Consumer Credit Card	Consumer Other	Finance Leases Commercial	Other Loans	Consumer Total	% of Total Consumer
Performing	$5,185	$67,376	$3,974	$2,398	$78,933	99.62%
Nonperforming	3	295	-	-	298	0.38%
	$5,188	$67,671	$3,974	$2,398	$79,231	100.00%

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

Consumer and Commercial Credit
Exposure
Credit Risk Profile Based on
Payment Activity
	Consumer Credit Card	Consumer Other	Finance Leases Commercial	Other Loans	Consumer Total	% of Total Consumer
Performing	$5,182	$64,497	$4,276	$1,674	$75,629	99.60%
Nonperforming	18	283	-	-	301	0.40%
	$5,200	$64,780	$4,276	$1,674	$75,930	100.00%

Age Analysis of Past Due Loans by Class of Loans
(in thousands)

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of June 30, 2012
Commercial, financial, and agricultural	$1,081	$225	$1,649	$2,955	$230,674	$233,629	$23
Commercial real estate – construction	288	1,133	128	1,549	41,796	43,345	-
Commercial real estate - other	1,170	10	2,597	3,777	267,364	271,141	-
Consumer - credit card	13	21	3	37	5,151	5,188	3
Consumer - other	261	95	193	549	67,122	67,671	-
Residential - construction	-	-	-	-	11,766	11,766	-
Residential - prime	1,518	368	723	2,609	109,734	112,343	36
Residential - subprime	-	-	-	-	-	-	-
Other loans	80	8	-	88	2,310	2,398	-
Finance leases commercial	-	-	-	-	3,974	3,974	-
	$4,411	$1,860	$5,293	$11,564	$739,891	$751,455	$62

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of December 31, 2011
Commercial, financial, and agricultural	$622	$242	$1,856	$2,720	$220,563	$223,283	$64
Commercial real estate - construction	673	166	358	1,197	40,266	41,463	-
Commercial real estate - other	3,185	-	1,878	5,063	275,735	280,798	-
Consumer - credit card	79	-	19	98	5,102	5,200	19
Consumer - other	410	193	269	872	63,908	64,780	8
Residential - construction	-	-	-	-	11,249	11,249	-
Residential - prime	2,457	469	685	3,611	109,971	113,582	140
Residential - subprime	-	-	-	-	-	-	-
Other loans	118	-	-	118	1,556	1,674	-
Finance leases commercial	-	-	-	-	4,276	4,276	-
	$7,544	$1,070	$5,065	$13,679	$732,626	$746,305	$231

(1)	Past due amounts may include loans on nonaccrual status.

Impaired Loans by Class of Loans
(in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of June 30, 2012
With no related allowance recorded:
Commercial, financial, and agricultural	$1,182	$1,310	$-	$1,072	$6
Commercial real estate – construction	513	513	-	676	1
Commercial real estate – other	2,590	3,064	-	2,809	2
Consumer – other	119	129	-	93	1
Residential – prime	1,649	1,649	-	1,548	14
Subtotal:	$6,053	$6,665	$-	$6,198	$24
With an allowance recorded:
Commercial, financial, and agricultural	906	906	235	1,020	8
Commercial real estate – construction	63	63	33	34	-
Commercial real estate – other	384	384	60	247	-
Consumer – other	186	186	99	232	1
Residential – prime	68	68	15	159	-
Subtotal:	$1,607	$1,607	$442	$1,692	$9
Totals:
Commercial	5,638	6,240	328	5,858	17
Consumer	305	315	99	325	2
Residential	1,717	1,717	15	1,707	14
Grand total:	$7,660	$8,272	$442	$7,890	$33

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2011
With no related allowance recorded:
Commercial, financial, and agricultural	$1,157	$1,248	$-	$2,311	$2
Commercial real estate – construction	897	963	-	4,511	9
Commercial real estate – other	1,029	1,029	-	2,958	31
Consumer – other	48	59	-	65	3
Residential – prime	851	851	-	1,334	28
Finance leases commercial	-	-	-	4	-
Other loans	-	-	-	3	-
Subtotal:	$3,982	$4,150	$-	$11,186	$73
With an allowance recorded:
Commercial, financial, and agricultural	1,184	1,184	240	1,140	58
Commercial real estate – construction	4	4	2	1,580	-
Commercial real estate – other	1,242	1,242	321	1,639	98
Consumer – other	239	242	98	202	10
Residential – prime	291	291	21	255	1
Subtotal:	$2,960	$2,963	$682	$4,816	$167
Totals:
Commercial	5,513	5,670	563	14,143	198
Consumer	287	301	98	267	13
Residential	1,142	1,142	21	1,589	29
Other	-	-	-	3	-
Grand total:	$6,942	$7,113	$682	$16,002	$240

Loans on Nonaccrual Status
(in thousands)

	June 30, 2012	December 31, 2011
Commercial, financial, and agricultural	$1,912	$1,897
Commercial real estate - construction	983	902
Commercial real estate - other	2,597	2,271
Consumer - credit card	-	-
Consumer - other	295	275
Residential - construction	-	-
Residential - prime	1,583	884
Residential - subprime	-	-
Other loans	-	-
Finance leases commercial	-	-
	$7,370	$6,229

The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $306,000 and $484,000 for the six months ended June 30, 2012 and 2011, respectively.  Interest actually received on nonaccrual loans at June 30, 2012 and 2011 was $23,000 and $96,000, respectively.

5.     Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings available to common shareholders	$2,098	$1,054	$4,584	$1,496
Weighted average number of common shares outstanding used in computation of basic earnings per common share	10,470	9,723	10,468	9,722
Effect of dilutive securities:
Stock options	18	13	13	13
Restricted stock	9	3	9	4
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	10,497	9,739	10,490	9,739

Options to acquire 18,331 shares of common stock were not included in computing diluted earnings per share for the quarter and six months ended June 30, 2012 and 2011 because the effects of these shares were anti-dilutive as a result of the exercise price of such options.  The remaining 104,384 shares subject to the outstanding warrant issued in connection with the Capital Purchase Plan transaction were anti-dilutive as a result of their exercise price and not included in the computation of diluted earnings per share for the quarters ended June 30, 2012 and 2011.

6.     Declaration of Dividends

A first quarter dividend of $0.07 per share for holders of common stock of record on March 15, 2012 was declared on January 25, 2012, and was paid on April 2, 2012.  On April 18, 2012, the Company declared a second quarter dividend of $0.07 per share for holders of common stock of record on June 15, 2012, and was paid on July 2, 2012.  A third quarter dividend was declared on July 18, 2012, in the amount of $0.07 per share for holders of common stock of record on September 14, 2012, payable on October 1, 2012.

7.     Employee Stock Plans

On May 23, 2012, the Company granted 294,803 stock options with an exercise price of $12.97, which was the closing trading price of the Company’s common stock on the date of grant.  The fair value of each option grant is estimated on the grant date using the Black-Scholes Option Pricing Model.  This model requires management to make certain assumptions, including the expected life of the option, the risk free rate of interest, the expected volatility, and the expected dividend yield.  The risk free rate of interest is based on the yield of a U.S. Treasury security with a similar term.  The expected volatility is based on historic volatility over a term similar to the expected life of the options.  The dividend yield is based on the current yield at the date of grant.  A weighted average fair value of $4.41 per option was calculated using a risk free rate of interest of 0.7%, an expected volatility of 46.1%, a dividend yield of 2.0%, and an expected life of 5 years.

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

Securities Held-to-Maturity—The fair value of securities held-to-maturity is estimated using the same measurement techniques as securities available-for-sale.

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

Other Real Estate—Other real estate (“ORE”) properties are adjusted to fair value upon transfer of the loans to other real estate, and annually thereafter to insure other real estate assets are carried at the lower of carrying value or fair value.  Exceptions to obtaining initial appraisals are properties where a buy/sell agreement exists for the loan value or greater, or where a Sheriff’s valuation has been received for properties liquidated through a Sheriff sale.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the ORE as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and adjusts the appraisal value by taking an additional discount for market conditions and there is no observable market prices, the Company records the ORE asset as nonrecurring Level 3.

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

Assets Recorded at Fair Value

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2012 using:
Description	at June 30, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$68,503	$-	$68,503	$-
Obligations of state and political subdivisions	87,367	-	87,367	-
GSE mortgage-backed securities	124,142	-	124,142	-
Asset-backed securities	12,463	-	12,463	-
Collateralized mortgage obligations: residential	47,888	-	47,888	-
Collateralized mortgage obligations: commercial	29,930	-	29,930	-
	$370,293	$-	$370,293	$-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2011 using:
Description	at December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$94,999	$-	$94,999	$-
Obligations of state and political subdivisions	96,149	-	96,149	-
GSE mortgage-backed securities	109,487	-	109,487	-
Collateralized mortgage obligations: residential	41,468	-	41,468	-
Collateralized mortgage obligations: commercial	25,138	-	25,138	-
	$367,241	$-	$367,241	$-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also Level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2012 using:
Description	at June 30, 2012	Level 1	Level 2	Level 3
Impaired loans	$2,013	$-	$2,013	$-
Other real estate	$6,968	$-	$6,968	$-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2011 using:
Description	at December 31, 2011	Level 1	Level 2	Level 3
Impaired loans	$2,994	$-	$2,994	$-
Other real estate	$7,369	$-	$7,369	$-

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at June 30, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$50,646	$50,646	$-	$-
Time deposits held in banks	710	-	-	712
Securities available-for-sale	370,293	-	370,293	-
Securities held-to-maturity	123,054	-	125,912	-
Other investments	5,815	5,815	-	-
Loans, net	744,233	-	-	750,956
Cash surrender value of life insurance policies	4,872	-	4,872	-
Financial liabilities:
Non-interest-bearing deposits	269,110	-	269,110	-
Interest-bearing deposits	884,651	-	609,459	277,317
Securities sold under agreements to repurchase	50,347	50,347	-	-
Junior subordinated debentures	15,465	-	8,248	7,808

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$83,303	$83,303	$-	$-
Time deposits held in banks	710	-	-	716
Securities available-for-sale	367,241	-	367,241	-
Securities held-to-maturity	100,472	-	101,131	-
Other investments	5,637	5,637	-	-
Loans, net	739,029	-	-	747,156
Cash surrender value of life insurance policies	4,853	-	4,853	-
Financial liabilities:
Non-interest-bearing deposits	254,755	-	254,755	-
Interest-bearing deposits	910,051	-	585,763	327,441
Securities sold under agreements to repurchase	46,078	46,078	-	-
Junior subordinated debentures	15,465	-	8,248	9,095

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly-owned subsidiary bank, MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in south Louisiana and south and central Texas with 40 locations and are connected to a worldwide ATM network that provides customers with access to more than 43,000 surcharge-free ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

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

•	increased competition for deposits and loans which could affect compositions, rates and terms;
•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;
•	a deviation in actual experience from the underlying assumptions used to determine and establish our allowance for loan losses (“ALL”), which could result in greater than expected loan losses;
•	changes in the availability of funds resulting from reduced liquidity or increased costs;
•	the timing and impact of future acquisitions, the success or failure of integrating acquired operations, and the ability to capitalize on growth opportunities upon entering new markets;
•	the ability to acquire, operate, and maintain effective and efficient operating systems;
•	increased asset levels and changes in the composition of assets that would impact capital levels and regulatory capital ratios;
•	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;

•
legislative and regulatory changes, including the changes in the regulatory capital framework proposed by the Federal Reserve Board under its Basel III regulatory capital reforms, the impact of regulations under the Dodd-Frank  Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), including the implementation of the Consumer Financial Protection Bureau, and other changes in banking, securities and tax laws and regulations and their application by our regulators, changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;

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

A third critical accounting policy relates to deferred tax assets and liabilities.  We record deferred tax assets and deferred tax liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required.  A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized.  In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.  A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance.  Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% more likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $2.1 million for the second quarter of 2012, compared to net earnings available to common shareholders of $1.1 million reported for the second quarter of 2011.  Diluted earnings for the second quarter of 2012 were $0.20 per common share, compared to $0.10 per common share reported for the second quarter of 2011.

Net earnings increased in quarterly comparison as a $3.3 million increase in net interest income, a $325,000 decrease in the provision for loan losses and a $752,000 increase in noninterest income were partially offset by a $2.6 million increase in noninterest expense and a $673,000 increase in income tax expense.  Of the $3.3 million increase in net interest income, a total of $1.4 million was earned from the branches acquired in the third and fourth quarters of 2011.  Purchase accounting adjustments totaling $764,000 also contributed to the increase in net interest income.  Interest income on investments and other interest-bearing accounts increased $744,000 in quarterly comparison and included interest earned on excess cash invested from the 2011 acquisitions.

Increases in noninterest income consisted primarily of $320,000 in service charges on deposit accounts, $194,000 in ATM/debit card income, and $77,000 in gain on sale of securities.  Increases in noninterest expenses, excluding operating expenses on the acquired branches, included $508,000 in salaries and benefits costs, $208,000 in occupancy expense, $352,000 in expenses on ORE and repossessed assets and $142,000 in data processing expense.  Operating expenses recorded for the acquisitions during the second quarter of 2012 totaled $1.4 million and consisted primarily of $605,000 in salaries and benefits costs, $384,000 in occupancy expenses, and $182,000 in amortization costs of core deposit intangibles resulting from the acquisitions.

For the six months ended June 30, 2012, net income available to common shareholders totaled $4.6 million, compared to $1.5 million for the six months ended June 30, 2011.  Diluted earnings per share were $0.44 for 2012, compared to $0.15 for 2011.  The $3.1 million increase in net earnings available to common shareholders resulted from a $7.1 million improvement in net interest income, a $1.3 million decrease in provision for loan loss and a $1.2 million increase in noninterest income which offset a $4.5 million increase in noninterest expense and a $1.9 million increase in income tax expense.  Of the $7.1 million increase in net interest income, a total of $2.7 million was earned from the 2011 acquisitions.  Purchase accounting adjustments totaling $1.7 million also contributed to the increase in net interest income.  Interest income on investments and other interest-bearing accounts increased $1.8 in prior year-to-date comparison and included interest earned on excess cash invested from the 2011 acquisitions.

Increases in noninterest income consisted primarily of $407,000 in service charges on deposit accounts, $442,000 in ATM and debit card income and $147,000 in income on ORE.  Increases in non-interest expense, excluding operating expenses on the acquired branches, included primarily $885,000 in salary and benefits costs, $458,000 in expenses on ORE and repossessed assets, $316,000 in data processing expense and $312,000 in occupancy expense.  Operating expenses recorded for the acquisitions totaled $2.7 million and consisted primarily of $1.2 million in salaries and benefits costs, $775,000 in occupancy expenses, and $363,000 in amortization costs of core deposit intangibles resulting from the 2011 acquisitions.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.51% and 4.61% for the three months ended June 30, 2012 and 2011, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011, respectively.

Fully taxable-equivalent (“FTE”) net interest income totaled $14.1 million and $10.9 million for the quarters ended June 30, 2012 and 2011, respectively.  The FTE net interest income increased $3.2 million in prior year comparison primarily due to a $312.6 million increase in the volume of average earning assets as a result of the three acquisitions completed in the second half of 2011.  The average volume of loans increased $170.1 million in quarterly comparison and the average yield on loans decreased 11 basis points, from 6.75% to 6.64%.  Purchase accounting adjustments on acquired loans added 30 basis points to the average yield on loans for the second quarter of 2012.  Net of the impact of the purchase accounting adjustments, average loan yields declined 41 basis points in prior year quarterly comparison to 6.34%.  Loan yields have declined primarily as the result of a sustained low market interest rate environment.

The average volume of investment securities increased $160.5 million in quarterly comparison as portions of excess cash flow from the 2011 acquisitions were placed primarily in agency mortgage-backed securities.  The average tax equivalent yield on investment securities decreased 47 basis points, from 3.17% to 2.70% primarily due to lower reinvestment rates.  The average volume of overnight interest bearing deposits earning 0.29% decreased $17.7 million due to the purchase of investment securities.  The average yield on all earning assets decreased 22 basis points in prior year quarterly comparison, from 5.20% for the second quarter of 2011 to 4.98% for the second quarter of 2012.   Net of the impact of purchase accounting adjustments, the average yield on total earning assets declined 39 basis points, from 5.20% to 4.81% for the three month periods ended June 30, 2011 and 2012, respectively.

Interest expense increased primarily due to a $277.0 million increase in the average volume of interest bearing liabilities, from $673.0 million at June 30, 2011 to $950.0 million at June 30, 2012.  The average rate paid on interest-bearing liabilities decreased 21 basis points, from 0.84% at June 30, 2011 to 0.63% at June 30, 2012.  Net of purchase accounting adjustments on acquired certificates of deposit, the average rate paid on interest bearing liabilities was 0.74% for the second quarter of 2012 compared to 0.84% for the second quarter of 2011.

The average rate paid on the Company’s junior subordinated debentures increased 6 basis points from second quarter of 2011 to second quarter of 2012 due to the rate change on the $8.2 million of variable rate debentures.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at June 30, 2012 was 2.97%.   The debentures mature on September 20, 2034 but may be repaid sooner, under certain circumstances.  The Company also has outstanding $7.2 million of junior subordinated debentures due 2031 that carry a fixed interest rate of 10.20%.

As a result of these changes in volume and yield on earning assets and interest bearing liabilities, the FTE net interest margin decreased 10 basis points, from 4.61% for the second quarter of 2011 to 4.51% for the second quarter of 2012.  Net of a 26 basis point effect of purchase accounting adjustments on loans and deposits, the FTE margin decreased 36 basis points, from 4.61% for the second quarter of 2011 to 4.25% for the second quarter of 2012.

In year-to-date comparison, FTE net interest income increased $7.0 million primarily due to a $7.2 million increase in interest income.  The increase resulted primarily from a $324.0 million increase in the average volume of earning assets which offset a 20 basis point reduction in the average yield on earning assets, from 5.17% at June 30, 2011 to 4.97% at June 30, 2012.  Net of a 18 basis point effect of discount accretion on acquired loans, the average yield on earning assets was 4.79% at June 30, 2012.

Interest expense increased in year-over-year comparison primarily due to a $286.6 million increase in the average volume of interest-bearing liabilities, from $668.9 million at June 30, 2011 to $955.5 million at June 30, 2012.   The average rate paid on interest-bearing liabilities decreased 23 basis points, from 0.86% at June 30, 2011 to 0.63% at June 30, 2012.  Net of a 14 basis point effect of premium amortization on acquired certificates of deposit, the average rate paid on interest-bearing liabilities was 0.77% at June 30, 2012.  The FTE net interest margin declined 7 basis points, from 4.56% for the year ended June 30, 2011 to 4.49% for the year ended June 30, 2012.  Net of purchase accounting adjustments, the FTE net interest margin declined 35 basis points, from 4.56% to 4.21% for the year ended June 30, 2011 and 2012, respectively.

Table 1
Consolidated Average Balances, Interest and Rates
(in thousands)

	Three Months Ended June 30,
	2012			2011
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$390,149	$2,148	2.20%	$216,974	$1,264	2.33%
Tax exempt2	81,283	1,029	5.06%	93,943	1,201	5.11%
Total investment securities	471,432	3,177	2.70%	310,917	2,465	3.17%
Federal funds sold	3,294	2	0.20%	4,368	2	0.18%
Time and interest bearing deposits in other banks	30,042	21	0.29%	47,728	46	0.38%
Other investments	5,757	42	2.93%	5,059	35	2.77%
Loans
Commercial and real estate	644,540	10,470	6.53%	503,436	8,128	6.48%
Installment	104,345	1,885	7.27%	75,316	1,608	8.56%
Total loans3	748,885	12,355	6.64%	578,752	9,736	6.75%
Total earning assets	1,259,410	15,597	4.98%	946,824	12,284	5.20%
Allowance for loan losses	(7,010)			(6,647)
Nonearning assets	138,414			95,469
Total assets	$1,390,814			$1,035,646

Liabilities and shareholders’ equity
NOW, money market, and savings	$602,518	$455	0.30%	$499,947	$626	0.50%
Time deposits	282,949	604	0.86%	112,012	338	1.21%
Total interest bearing deposits	885,467	1,059	0.48%	611,959	964	0.63%
Securities sold under repurchase agreements	49,057	186	1.52%	45,620	198	1.74%
Junior subordinated debentures	15,465	244	6.25%	15,465	242	6.19%
Total interest bearing liabilities	949,989	1,489	0.63%	673,044	1,404	0.84%

Demand deposits	266,076			217,702
Other liabilities	9,781			7,030
Shareholders’ equity	164,968			137,870
Total liabilities and shareholders’ equity	$1,390,814			$1,035,646

Net interest income and net interest spread		$14,108	4.35%		$10,880	4.36%
Net yield on interest earning assets			4.51%			4.61%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2 Interest income of $299,000 for 2012 and $349,000 for 2011 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
3 Interest income includes loan fees of $860,000 for 2012 and $867,000 for 2011.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates
(in thousands)

	Six Months Ended June 30,
	2012			2011
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$377,726	$4,217	2.23%	$188,678	$2,131	2.26%
Tax exempt2	83,624	2,122	5.07%	98,021	2,514	5.13%
Total investment securities	461,350	6,339	2.75%	286,699	4,645	3.24%
Federal funds sold	3,701	4	0.20%	4,815	5	0.21%
Time and interest bearing deposits in other banks	45,043	60	0.26%	65,054	121	0.37%
Other investments	5,696	87	3.04%	5,060	72	2.85%
Loans
Commercial and real estate	642,255	20,956	6.54%	497,081	15,925	6.46%
Installment	103,485	3,802	7.37%	78,801	3,287	8.41%
Total loans3	745,740	24,758	6.66%	575,882	19,212	6.73%
Total earning assets	1,261,530	31,248	4.97%	937,510	24,055	5.17%
Allowance for loan losses	(7,090)			(7,428)
Nonearning assets	138,949			92,825
Total assets	$1,393,389			$1,022,907

Liabilities and shareholders’ equity
NOW, money market, and savings	$596,304	$925	0.31%	$494,020	$1,264	0.52%
Time deposits	296,252	1,234	0.84%	113,462	708	1.26%
Total interest bearing deposits	892,556	2,159	0.49%	607,482	1,972	0.65%
Securities sold under repurchase agreements	47,462	367	1.55%	45,914	395	1.73%
Federal funds purchased	2	-	-	-	-	-
Other borrowings	1	-	-	-	-	-
Junior subordinated debentures	15,465	492	6.29%	15,465	484	6.22%
Total interest bearing liabilities	955,486	3,018	0.63%	668,861	2,851	0.86%

Demand deposits	264,093			209,929
Other liabilities	9,587			6,617
Shareholders’ equity	164,223			137,500
Total liabilities and shareholders’ equity	$1,393,389			$1,022,907

Net interest income and net interest spread		$28,230	4.34%		$21,204	4.31%
Net yield on interest earning assets			4.49%			4.56%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2 Interest income of $617,000 for 2012 and $732,000 for 2011 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a 34% tax rate.
3 Interest income includes loan fees of $1,650,000 for 2012 and $1,580,000 for 2011.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3
Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	Three Months Ended June 30, 2012 compared to June 30, 2011
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$884	$956	$(72)
Tax exempt	(172)	(160)	(12)
Time and interest bearing deposits in other banks	(25)	(15)	(10)
Other investments	7	5	2
Loans, including fees	2,619	2,785	(166)
Total	3,313	3,571	(258)

Interest paid on:
Interest bearing deposits	95	362	(267)
Securities sold under repurchase agreements	(12)	14	(26)
Junior subordinated debentures	2	-	2
Total	85	376	(291)

Taxable-equivalent net interest income	$3,228	$3,195	$33

Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4
Changes in Taxable-Equivalent Net Interest Income
(in thousands)

	Six Months Ended June 30, 2012 compared to June 30, 2011
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$2,086	$2,111	$(25)
Tax exempt	(392)	(361)	(31)
Federal funds sold	(1)	(1)	-
Time and interest bearing deposits in other banks	(61)	(31)	(30)
Other investments	15	10	5
Loans, including fees	5,546	5,640	(94)
Total	7,193	7,368	(175)

Interest paid on:
Interest bearing deposits	187	774	(587)
Securities sold under repurchase agreements	(28)	13	(41)
Junior subordinated debentures	8	-	8
Total	167	787	(620)

Taxable-equivalent net interest income	$7,026	$6,581	$445

Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income for the second quarter of 2012 totaled $4.0 million, an increase of $752,000 from the $3.2 million earned in the second quarter of 2011.  Increases in noninterest income consisted primarily of $320,000 in service charges on deposit accounts, $194,000 in ATM/debit card income, and $77,000 in gain on sale of securities.  For the six-month period ended June 30, 2012, non-interest income totaled $7.5 million compared to $6.2 million, a net increase of $1.3 million year-over-year.  The increase consisted primarily of $407,000 in service charges on deposit accounts, $442,000 in ATM and debit card income and $147,000 in income on ORE.  The majority of the increase in service charges on deposit accounts and ATM/debit card income in three and six month comparisons resulted from the increased transaction volume due to the deposit accounts acquired in connection with the acquisitions completed in the second half of 2011.

Non-interest Expense

Non-interest expense increased $2.6 million in prior year quarterly comparison and included $1.4 million of operating expenses for the branches acquired during the second half of 2011. Operating expenses recorded for the acquired branches during the second quarter of 2012 included $605,000 in salaries and benefits costs, $384,000 in occupancy expenses, and $182,000 in amortization costs of core deposit intangibles resulting from the acquisitions.  Other increases in non-interest expenses (exclusive of branch acquisition operating costs) included $508,000 in salaries and benefits costs, $208,000 in occupancy expense, $352,000 in expenses on ORE and repossessed assets and $142,000 in data processing expense.

For the six months ended June 30, 2012, non-interest expense increased $4.5 million.  Excluding operating expenses on the acquired branches, increases included primarily $885,000 in salary and benefits costs, $458,000 in expenses on ORE and repossessed assets, $316,000 in data processing expense and $311,000 in occupancy expense.  Operating expenses recorded for the acquisitions totaled $2.7 million and consisted primarily of $1.2 million in salaries and benefits costs, $775,000 in occupancy expenses, and $363,000 in amortization costs of core deposit intangibles resulting from the acquisitions.

Exclusive of branch acquisition operating costs, the increases in salaries and benefits in the three and six month comparisons resulted primarily from a combination of positions added in technical and operational support roles for the significant growth in the Company during 2011.  The increased occupancy costs resulted primarily from depreciation and maintenance of hardware and software.  Data processing costs increased primarily due to additional cost of data communication lines and third party support, primarily to support the growth of the Bank.

Analysis of Balance Sheet

Total assets at June 30, 2012 were $1.4 billion and remained unchanged from the $1.4 billion reported at December 31, 2011.  Deposits totaled $1.2 billion as of June 30, 2012 and at December 31, 2011.  Non-interest bearing deposits were 23.3% of total deposits at March 31, 2012, compared to 21.9% at December 31, 2011. Core deposits, excluding time deposits, increased $37.4 million in the six months ended June 30, 2012, improving the Bank’s deposit mix.  The increase in core deposits offset a $48.5 million decrease in time deposits to net an $11.0 million decrease in total deposits for the first six months of 2012.  The decrease in time deposits resulted primarily from the run-off of high cost, single service time deposits acquired through the 2011 acquisitions.

Securities available-for-sale totaled $370.3 million at June 30, 2012, up $3.1 million from $367.2 million at December 31, 2011.  For the six months ended June 30, 2012, purchases of $53.3 million in the available-for-sale portfolio exceeded calls, maturities and paydowns on mortgage-backed securities.  Securities held-to-maturity increased $22.6 million, from $100.5 million at December 31, 2011 to $123.1 million at June 30, 2012 due primarily to purchases of $30.7 million during the first six months of 2012.

Total loans were $751.5 million at June 30, 2012, an increase of $5.2 million compared to $746.3 million at December 31, 2011.  The composition of the Company’s loan portfolio is reflected in Table 5 below.

Table 5
Composition of Loans
(in thousands)

	June 30, 2012	December 31, 2011
Commercial, financial, and agricultural	$233,629	$223,283
Lease financing receivable	3,974	4,276
Real estate – commercial	271,141	280,798
Real estate – commercial construction	43,345	41,463
Real estate – residential	112,343	113,582
Real estate – residential construction	11,766	11,249
Installment loans to individuals	72,859	69,980
Other	2,398	1,674
Total loans	$751,455	$746,305

Commercial, financial and agricultural (“C&I”) loans increased $10.3 million over the first six months of 2012, offsetting a $9.7 million decrease in the commercial real estate portfolio.  Real estate construction loans increased $2.4 million.  Included in the growth of the C&I and real estate construction portfolios are qualifying small business loans that contributed to a 25 basis point reduction in the dividend rate paid on our Series B Preferred Stock issued in connection with our participation under the U. S. Treasury’s Small Business Lending Fund (“SBLF”).  In connection with our participation in the SBLF, we have placed emphasis on small business loans through training and communications with management and lenders on the types of loans that qualify for SBLF.  We have also developed marketing programs that promote small business lending in our markets.

Within the $271.1 million commercial real estate portfolio, $255.8 million is secured by commercial property, $7.5 million is secured by multi-family property, and $7.8 million is secured by farmland.  Of the $255.8 million secured by commercial property, $160.2 million, or 62.6%, is owner-occupied.  Of the $112.3 million residential real estate portfolio, 87.4% represented loans secured by first liens.  The consumer loan portfolio grew $2.9 million for the six months ended June 30, 2012.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at June 30, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended June 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $98.8 million in projected cash flows from securities repayments for the remainder of 2012 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of June 30, 2012, we had no borrowings with the FRB-Atlanta or the FHLB-Dallas.  The Company has $20.5 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $355.9 million if necessary to meet liquidity needs.  Additionally, $34.0 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $221.3 million at June 30, 2012.  Additional unsecured borrowing lines totaling $48.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.  We did not utilize any of our available borrow capacity from any of these sources during the quarter ended June 30, 2012.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B Preferred Stock.  The dividend rate on the Series B Preferred Stock at June 30, 2012 and December 31, 2011 was 4.75% and 5% per annum, respectively.   For future quarters through the fourth quarter of 2013, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s level of “Qualified Small Business Lending” or “QSBL”. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the Series B Preferred Stock would increase.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% per annum.

Although no dividends have been paid by the Bank to the Company in the current year, as of June 30, 2012, the Bank had the ability to pay dividends to the Company of approximately $17.2 million without prior approval from its primary regulator.  Additionally, the Bank paid no dividends to the Company for the year ended December 31, 2011.  For the period ended June 30, 2012, the Company had approximately $25.0 million in cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At June 30, 2012, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of June 30, 2012, the Company’s Tier 1 leverage ratio was 10.45%, Tier 1 capital to risk-weighted assets was 16.51% and total capital to risk-weighted assets was 17.38%.  The Bank had a Tier 1 leverage capital ratio of 8.61% at June 30, 2012.  The Bank’s three acquisitions in the second half of 2011 reduced capital levels; however, the Company and the Bank continue to be classified as “well capitalized.”

The Federal Reserve Board has proposed a new regulatory capital framework as part of the Basel III regulatory capital reforms.  We currently believe that, if such reforms are implemented as proposed, we would remain in compliance with the revised capital requirements.

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

Additionally, credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At June 30, 2012, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $127.5 million, or 17.0% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At June 30, 2012, loans secured by commercial real estate, including commercial construction loans, totaled approximately $314.5 million.  Of the loans secured by commercial real estate, $3.6 million or 1.1% are nonaccrual loans.  Additional information regarding credit quality by loan classification is provided in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 7 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending June 30, 2012 and 2011, and December 31, 2011.

Table 6
Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing
(in thousands)

	June 30, 2012	December 31, 2011	June 30, 2011
Nonaccrual loans	$7,370	$6,229	$10,456
Loans past due 90 days and over and still accruing	62	231	69
Total nonperforming loans	7,432	6,460	10,525
Other real estate	6,968	7,369	5,677
Other foreclosed assets	2	326	23
Total nonperforming assets	$14,402	$14,155	$16,225

Troubled debt restructurings	$417	$456	$463

Nonperforming assets to total assets	1.03%	1.01%	1.55%
Nonperforming assets to total loans + ORE + other foreclosed assets	1.90%	1.88%	2.74%
ALL to nonperforming loans	97.17%	112.63%	69.48%
ALL to total loans	0.96%	0.97%	1.24%

YTD charge-offs	$1,465	$5,772	$4,208
YTD recoveries	161	310	208
YTD net charge-offs	$1,304	$5,462	$4,000
Annualized net charge-offs to total loans	0.35%	0.73%	1.37%

Nonperforming assets totaled $14.4 million at June 30, 2012 compared to $14.2 million at December 31, 2011 and $16.2 million at June 30, 2011. Our focused efforts to aggressively reduce problem assets reduced nonperforming assets by $1.8 million in year-over-year comparison.  The minimal increase in nonperforming loans for the six months ended June 30, 2012 resulted primarily from several smaller commercial credits being placed on nonaccrual status.  The $401,000 reduction in ORE resulted primarily from $460,000 in write-downs on two properties during the second quarter of 2012.

Allowance coverage for nonperforming loans decreased to 97.17% at June 30, 2012, compared to 112.63% at December 31, 2011 and increased compared to 69.48% at June 30, 2011.  The ALL/total loans ratio decreased to 0.96% for the second quarter of 2012, compared to 0.97% at December 31, 2011 and 1.24% at June 30, 2011.  The decrease in the ALL/total loans ratio from June 2011 resulted primarily from the $127.9 million in loans added through the three acquisitions completed in the second half of 2011.  The loans associated with these acquisitions are extracted from the overall loan totals and cannot be reserved for in the ALL analysis.  The loss estimates for these loans are adjusted through the discounts associated with the purchased loans.  The ratio of annualized net charge-offs to total loans was 0.35% for the six months ended June 30, 2012 compared to 0.73% for year-end 2011 and 1.37% for the six months ended June 30, 2011.

Loans past due 90 days or more and still accruing totaled $62,000 at June 30, 2012 compared to $231,000 at December 31, 2011 and $69,000 at June 30, 2011.   Loans classified as troubled debt restructurings totaled $417,000 at June 30, 2012.  Classified assets, including ORE, decreased $4.5 million, or 16.9% during the first half of 2012, from $26.7 million at December 31, 2011 to $22.2 million at June 30, 2012.  The decrease in classified assets resulted primarily from payments received on various non-accrual loans and a charge-off on a commercial real estate loan relationship.  Additional information regarding impaired loans is included in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 7 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $7.2 million in the ALL as of June 30, 2012 is sufficient to cover probable losses in the loan portfolio.

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

During the second quarter of 2012, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In early June 2012, the Bank was joined in a class action lawsuit filed by Umeki Harding, individually and on behalf of all persons similarly situated, in the United States District Court for the Western District of Louisiana.  Mr. Harding alleges he was a customer and individually and on behalf of a class seeks unspecified monetary damages and other relief from the Bank relating to the collection of overdraft fees on customer accounts.  The Bank intends to vigorously defend the suit.

Also in June 2012, the Bank was joined in a class action lawsuit filed by Elena Hunter, individually and behalf of herself and others similarly situated, in the United States District Court for the Northern District of Texas, Dallas Division.  The lawsuit alleges violations of Title III of the American with Disabilities Act and several other acts against the Bank for failure to design, construct, and/or own or operate banking facilities that are accessible to, and independently usable by, blind people and is seeking unspecified monetary damages and other relief from the Bank.  On July 27, 2012, the Bank filed a motion to dismiss this matter.

The Bank has been named as a defendant in various other legal actions arising from normal business activities in which damages of various amounts are claimed.  While the amount, if any, of ultimate liability with respect to such matters cannot be currently determined, management believes, after consulting with legal counsel, that any such liability will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.  However, in the event of unexpected future developments in these matters, if the ultimate resolution of any such matter is unfavorable, the result may be material to the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Document Description

10.1	MidSouth Bancorp, Inc. 2012 Annual Incentive Compensation Plan

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.**

*    Furnished herewith.

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

Date: August 9, 2012
/s/ C. R. Cloutier

C. R. Cloutier, President /CEO
(Principal Executive Officer)

/s/ James R. McLemore

James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly

Teri S. Stelly, Controller
(Principal Accounting Officer)