Form 10-Q
period 2012-09-30
MIDSOUTH BANCORP INC
filed 2012-11-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
YES ☐   NO   ☒

As of November 9, 2012, there were 10,479,077 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1.	Financial Statements.
MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)

	September 30, 2012 (unaudited)	December 31, 2011* (audited)
Assets
Cash and due from banks, including required reserves of $6,576 and $7,990, respectively	$22,524	$26,775
Interest-bearing deposits in banks	34,631	56,128
Federal funds sold	2,500	400
Time deposits held in banks	709	710
Securities available-for-sale, at fair value (cost of $326,723 at September 30, 2012 and $355,496 at December 31, 2011)	341,170	367,241
Securities held-to-maturity (fair value of $121,969 at September 30, 2012 and $101,131 at December 31, 2011)	117,628	100,472
Other investments	5,820	5,637
Loans	808,833	746,305
Allowance for loan losses	(7,374)	(7,276)
Loans, net	801,459	739,029
Bank premises and equipment, net	48,086	44,598
Accrued interest receivable	5,562	5,607
Goodwill	24,824	24,959
Intangibles	6,567	7,147
Cash surrender value of life insurance	4,912	4,853
Other real estate	6,608	7,369
Other assets	5,936	5,831
Total assets	$1,428,936	$1,396,756

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$306,463	$254,755
Interest bearing	872,549	910,051
Total deposits	1,179,012	1,164,806
Securities sold under agreements to repurchase	55,233	46,078
Junior subordinated debentures	15,465	15,465
Other liabilities	10,891	8,570
Total liabilities	1,260,601	1,234,919
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	32,000	32,000
Common stock, $0.10 par value; 30,000,000 shares authorized, 10,629,554 and 10,615,983 issued and 10,479,077 and 10,465,506 outstanding at September 30, 2012 and December 31, 2011, respectively	1,063	1,062
Additional paid-in capital	99,066	98,842
Accumulated other comprehensive income	9,390	7,752
Treasury stock – 150,477 shares at September 30, 2012 and December 31, 2011, at cost	(3,286)	(3,286)
Retained earnings	30,102	25,467
Total shareholders’ equity	168,335	161,837
Total liabilities and shareholders’ equity	$1,428,936	$1,396,756

See notes to unaudited consolidated financial statements.
* Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$12,540	$10,803	$37,298	$30,015
Securities and other investments:
Taxable	2,048	1,407	6,265	3,538
Nontaxable	697	816	2,202	2,597
Federal funds sold	2	2	6	7
Time and interest bearing deposits in other banks	13	49	73	170
Other investments	55	43	142	116
Total interest income	15,355	13,120	45,986	36,443

Interest expense:
Deposits	1,030	1,013	3,189	2,985
Securities sold under agreements to repurchase	197	207	564	602
Junior subordinated debentures	241	242	733	726
Total interest expense	1,468	1,462	4,486	4,313

Net interest income	13,887	11,658	41,500	32,130
Provision for loan losses	300	650	1,550	3,150
Net interest income after provision for loan losses	13,587	11,008	39,950	28,980

Non-interest income:
Service charges on deposits	1,898	1,781	5,590	5,066
Gain on securities, net	69	-	204	99
ATM and debit card income	1,123	964	3,398	2,797
Other charges and fees	664	653	2,055	1,679
Total non-interest income	3,754	3,398	11,247	9,641

Non-interest expenses:
Salaries and employee benefits	6,273	5,778	18,511	15,980
Occupancy expense	2,952	2,474	8,283	6,718
FDIC insurance	242	188	695	711
Other	4,163	4,735	12,599	11,726
Total non-interest expenses	13,630	13,175	40,088	35,135

Income before income taxes	3,711	1,231	11,109	3,486
Income tax expense	1,062	131	3,096	292

Net earnings	2,649	1,100	8,013	3,194
Dividends on preferred stock and accretion of warrants	400	804	1,180	1,402
Net earnings available to common shareholders	$2,249	$296	$6,833	$1,792

Earnings per share:
Basic	$0.21	$0.03	$0.65	$0.18
Diluted	$0.21	$0.03	$0.65	$0.18

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings	$2,649	$1,100	$8,013	$3,194
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the year, net of income tax expense: $496 and $1,068 for the three months ended September 30, 2012 and 2011, respectively; and $954 and $2,191 for the nine months ended September 30, 2012 and 2011, respectively	920	2,073	1,771	4,253
Reclassification adjustment for gains on sales of securities available-for-sale, net of income tax expense: $24 and $0 for the three months ended September 30, 2012 and 2011, respectively; and $71 and $34 for the nine months ended September 30, 2012 and 2011, respectively	(44)	-	(133)	(65)
Total other comprehensive income	876	2,073	1,638	4,188
Total comprehensive income	$3,525	$3,173	$9,651	$7,382

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2012
(in thousands, except share and per share data)

	Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Earnings	Total
Balance - December 31, 2011	32,000	$32,000	10,615,983	$1,062	$98,842	$7,752	$(3,286)	$25,467	$161,837
Net earnings	-	-	-	-	-	-	-	8,013	8,013
Dividends on Series B Preferred Stock	-	-	-	-	-	-	-	(1,180)	(1,180)
Dividends on common stock, $0.21 per share	-	-	-	-	-	-	-	(2,198)	(2,198)
Exercise of stock options	-	-	13,571	1	95	-	-	-	96
Stock option and restricted stock compensation expense	-	-	-	-	129	-	-	-	129
Change in accumulated other comprehensive income	-	-	-	-	-	1,638	-	-	1,638
Balance - September 30, 2012	32,000	$32,000	10,629,554	$1,063	$99,066	$9,390	$(3,286)	$30,102	$168,335

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$8,013	$3,194
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,745	2,398
Amortization (accretion) of purchase accounting adjustments	(1,675)	106
Provision for loan losses	1,550	3,150
Provision for deferred tax expense	1,599	(189)
Amortization of premiums on securities, net	1,317	679
Amortization of other investments	11	10
Stock compensation expense	87	14
Restricted stock expense	42	52
Net gain on sale of investment securities	(204)	(99)
Net loss on sale of other real estate owned	168	66
Net write down of other real estate owned	475	434
Net loss on sale of premises and equipment	6	15
Change in accrued interest receivable	45	(447)
Change in accrued interest payable	(312)	(275)
Change in other assets & other liabilities, net	(59)	2,050
Net cash provided by operating activities	13,808	11,158

Cash flows from investing activities, net of effect of purchase acquisitions in 2011:
Net decrease in time deposits in other banks	1	5,164
Proceeds from maturities and calls of securities available-for-sale	100,502	58,990
Proceeds from maturities and calls of securities held-to-maturity	14,946	900
Proceeds from sale of securities available-for-sale	6,558	3,895
Purchases of securities available-for-sale	(79,195)	(118,517)
Purchases of securities held-to-maturity	(32,816)	(43,403)
Proceeds from redemptions of other investments	500	-
Purchases of other investments	(185)	(5)
Net change in loans	(63,014)	(46,579)
Purchases of premises and equipment	(6,239)	(2,947)
Proceeds from sale of premises and equipment	-	6
Net cash associated with Jefferson Bank acquisition	-	93,800
Proceeds from sale of other real estate owned	550	540
Net cash used in investing activities	(58,392)	(48,156)

Cash flows from financing activities, net of effect of purchase acquisitions in 2011:
Change in deposits	15,063	22,465
Change in securities sold under agreements to repurchase	9,155	11,252
Issuance of Series B preferred stock	-	32,000
Redemption of Series A preferred stock	-	(20,000)
Proceeds from exercise of stock options	96	-
Payment of dividends on preferred stock	(1,180)	(778)
Payment of dividends on common stock	(2,198)	(2,046)
Net cash provided by financing activities	20,936	42,893

Net (decrease) increase in cash and cash equivalents	(23,648)	5,895
Cash and cash equivalents, beginning of period	83,303	91,907
Cash and cash equivalents, end of period	$59,655	$97,802

Supplemental information- Noncash items
Accretion of warrants	$-	$592
Transfer of loans to other real estate	722	7,185
Net change in loan to ESOP	-	(87)
Financed sales of other real estate	290	73
Transfer of investment from available-for-sale to other investments	509	-

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
September 30, 2012
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of September 30, 2012 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The amendments in this Update are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test.  The Update also enhances consistency of impairment testing guidance among long-lived asset categories by permitting entities to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing for impairment, which is equivalent to the impairment testing requirements for other long-lived assets.  Under the amendments in this Update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired.  The Update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 will have an effect on how the Company performs its test for impairment of goodwill, but the adoption of this ASU is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

2.	Acquisition Activity

On September 26, 2012, the Company entered into a definitive agreement to acquire PSB Financial Corp. (“PSB”), the holding company of Many, La., based The Peoples State Bank.  Under the terms of the agreement, shareholders of PSB will receive $16.0 million in cash, subject to certain adjustments, 756,534 shares of MidSouth common stock and $10.0 million of 4.00% noncumulative convertible preferred stock. In addition, the agreement provides for potential additional cash consideration of up to $2.0 million based on the resolution of certain identified loans over a three-year period after the acquisition. As part of the transaction, PSB’s preferred stock issued under the U.S. Treasury’s Community Development Capital Initiative will also be redeemed in full. The transaction has been approved by the Board of Directors of each company and is expected to close in the fourth quarter of 2012.  Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of PSB shareholders.

3.	Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$31,217	$94	$-	$31,311
Obligations of state and political subdivisions	78,301	4,818	-	83,119
GSE mortgage-backed securities	138,129	7,382	-	145,511
Asset-backed securities	12,294	252	-	12,546
Collateralized mortgage obligations: residential	38,081	584	2	38,663
Collateralized mortgage obligations: commercial	28,701	1,319	-	30,020
	$326,723	$14,449	$2	$341,170

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$94,339	$662	$2	$94,999
Obligations of state and political subdivisions	90,284	5,865	-	96,149
GSE mortgage-backed securities	105,409	4,078	-	109,487
Collateralized mortgage obligations: residential	40,855	618	5	41,468
Collateralized mortgage obligations: commercial	24,609	529	-	25,138
	$355,496	$11,752	$7	$367,241

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$2,318	$14	$4	$2,328
GSE mortgage-backed securities	97,856	3,672	-	101,528
Collateralized mortgage obligations: commercial	17,454	659	-	18,113
	$117,628	$4,345	$4	$121,969

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$340	$2	$-	$342
GSE mortgage-backed securities	82,497	550	-	83,047
Collateralized mortgage obligations: commercial	17,635	107	-	17,742
	$100,472	$659	$-	$101,131

With the exception of three private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $107,000 at September 30, 2012, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The amortized cost and fair value of debt securities at September 30, 2012 by contractual maturity are shown in the following table (in thousands) with the exception of mortgage-backed securities and CMOs.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$41,178	$41,389
Due after one year through five years	39,462	41,758
Due after five years through ten years	24,117	26,267
Due after ten years	4,761	5,016
Asset-backed securities	12,294	12,546
Mortgage-backed securities and collateralized mortgage obligations:
Residential	176,210	184,174
Commercial	28,701	30,020
	$326,723	$341,170

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$200	$201
Due after one year through five years	608	611
Due after five years through ten years	1,510	1,516
Mortgage-backed securities and collateralized mortgage obligations:
Residential	97,856	101,528
Commercial	17,454	18,113
	$117,628	$121,969

Details concerning investment securities with unrealized losses are as follows (in thousands):

	September 30, 2012
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Collateralized mortgage obligations: residential	$-	$-	$107	$2	$107	$2

	December 31, 2011
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Government sponsored enterprises	$6,204	$2	$-	$-	$6,204	$2
Collateralized mortgage obligations: residential	1,849	1	136	4	1,985	5
	$8,053	$3	$136	$4	$8,189	$7

	September 30, 2012
	Securities with losses under 12 months		Securities with losses over 12 months		Total
Held-to-maturity:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Obligations of state and political subdivisions	$427	$4	$-	$-	$427	$4

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

The unrealized losses on debt securities at September 30, 2012 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Of the 21 residential collateralized mortgage obligations classified as available-for-sale, 2 contained unrealized losses at September 30, 2012.  Management identified no impairment related to credit quality.  At September 30, 2012, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Company sold six securities classified as available-for-sale at a net gain of $204,000.  Of the six securities sold, five securities were sold with gains totaling $235,000 and one security was sold at a loss of $31,000.  During the nine months ended September 30, 2011, the Company sold five securities classified as available-for-sale and one security classified as held-to-maturity.  Of the available-for-sale securities, four securities were sold with gains totaling $94,000 and one security was sold at a loss of $4,000 for a net gain of $90,000.  The decision to sell the one held-to-maturity security, which was sold at a gain of $9,000, was based on the inability to obtain current financial information on the municipality.  The sale was consistent with action taken on other securities with a similar deficiency, as identified in an external review performed on the municipal securities portfolio.

Securities with an aggregate carrying value of approximately $152.3 million and $154.1 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

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

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of September 30, 2012 and December 31, 2011, based upon quarterly reviews, management determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
FRB-Atlanta	$2,255	$2,071
FHLB-Dallas	588	586
Other bank stocks	853	853
CRA investment	2,124	2,127
	$5,820	$5,637

5.	Credit Quality of Loans and Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$7,222	$7,313	$7,276	$8,813
Provision for loan losses	300	650	1,550	3,150
Recoveries	86	48	247	256
Loans charged-off	(234)	(682)	(1,699)	(4,890)
Balance, end of period	$7,374	$7,329	$7,374	$7,329

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At September 30, 2012, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $133.1 million, or 16.5% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At September 30, 2012, loans secured by commercial real estate (including commercial construction and multifamily loans) totaled approximately $336.9 million.  Of the $336.9 million, $278.2 million represent CRE loans, 61% of which are secured by owner-occupied commercial properties.  Of the $336.9 million in loans secured by commercial real estate, $4.1 million, or 1.2%, were on nonaccrual status at September 30, 2012.

Modifications by Class of Loans (in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings as of September 30, 2012:
Commercial, financial, and agricultural	2	$244	$232
Consumer - other	1	14	10
		$258	$242

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings as of December 31, 2011:
Commercial, financial, and agricultural	4	$447	$444
Consumer - other	1	14	12
		$461	$456

Trouble Debt Restructurings that Subsequently Defaulted (in thousands)

	September 30, 2012		September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial, and agricultural	3	$250	-	$-

One loan previously identified as a troubled debt restructuring (“TDR”) was removed from TDR status during the third quarter of 2012 after the loan was paid off.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined that losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans. As of September 30, 2012, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

Allowance for Loan Losses and Recorded Investment in Loans
For the Nine Months Ended September 30, 2012 (in thousands)

		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,734	$1,661	$2,215	$936	$710	$19	$1	$7,276
Charge-offs	(683)	-	(495)	(126)	(395)	-	-	(1,699)
Recoveries	169	9	-	3	66	-	-	247
Provision	574	378	282	114	197	4	1	1,550
Ending balance	$1,794	$2,048	$2,002	$927	$578	$23	$2	$7,374
Ending balance: individually evaluated for impairment	$461	$40	$64	$-	$95	$-	$-	$660

Loans:
Ending balance	$266,046	$57,727	$293,579	$110,735	$73,334	$5,041	$2,371	$808,833
Ending balance: individually evaluated for impairment	$2,302	$926	$3,144	$1,771	$299	$-	$-	$8,442

Allowance for Loan Losses and Recorded Investment in Loans
For the Year Ended December 31, 2011 (in thousands)

		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,664	$2,963	$2,565	$862	$730	$29	$-	$8,813
Charge-offs	(1,109)	(2,444)	(1,246)	(283)	(671)	(19)	-	(5,772)
Recoveries	152	14	1	4	138	1	-	310
Provision	1,027	1,128	895	353	513	8	1	3,925
Ending balance	$1,734	$1,661	$2,215	$936	$710	$19	$1	$7,276
Ending balance: individually evaluated for impairment	$240	$2	$321	$21	$98	$-	$-	$682

Loans:
Ending balance	$223,283	$52,712	$280,798	$113,582	$69,980	$4,276	$1,674	$746,305
Ending balance: individually evaluated for impairment	$2,341	$901	$2,271	$1,142	$287	$-	$-	$6,942

Credit Quality Indicators by Class of Loans
As of September 30, 2012 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial Total	% of Total Commercial
Pass	$258,281	$39,620	$283,062	$580,963	96.35%
Special mention	2,530	718	5,171	8,419	1.40%
Substandard	4,987	2,964	5,346	13,297	2.21%
Doubtful	248	-	-	248	0.04%
	$266,046	$43,302	$293,579	$602,927	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Residential Construction	Residential Prime	Residential Subprime	Residential Total	% of Total Residential
Pass	$14,334	$106,814	$-	$121,148	96.79%
Special mention	-	588	-	588	0.47%
Substandard	91	3,333	-	3,424	2.74%
	$14,425	$110,735	$-	$125,160	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer Credit Card	Consumer Other	Finance Leases Commercial	Other Loans	Consumer Total	% of Total Consumer
Performing	$5,168	$67,866	$5,041	$2,371	$80,446	99.63%
Nonperforming	5	295	-	-	300	0.37%
	$5,173	$68,161	$5,041	$2,371	$80,746	100.00%

Credit Quality Indicators by Class of Loans
As of December 31, 2011 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial Total	% of Total Commercial
Pass	$216,465	$36,631	$264,542	$517,638	94.88%
Special Mention	1,705	1,104	10,755	13,564	2.49%
Substandard	4,809	3,728	5,501	14,038	2.57%
Doubtful	304	-	-	304	0.06%
	$223,283	$41,463	$280,798	$545,544	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Residential Construction	Residential Prime	Residential Subprime	Residential Total	% of Total Residential
Pass	$9,041	$104,965	$-	$114,006	91.33%
Special mention	1,077	5,152	-	6,229	4.99%
Substandard	1,131	3,465	-	4,596	3.68%
	$11,249	$113,582	$-	$124,831	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer Credit Card	Consumer Other	Finance Leases Commercial	Other Loans	Consumer Total	% of Total Consumer
Performing	$5,182	$64,497	$4,276	$1,674	$75,629	99.60%
Nonperforming	18	283	-	-	301	0.40%
	$5,200	$64,780	$4,276	$1,674	$75,930	100.00%

Age Analysis of Past Due Loans by Class of Loans (in thousands)

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of September 30, 2012
Commercial, financial, and agricultural	$878	$61	$2,492	$3,431	$262,615	$266,046	$526
Commercial real estate – construction	1,169	15	131	1,315	41,987	43,302	-
Commercial real estate - other	3,391	232	3,144	6,767	279,502	286,269	-
Consumer - credit card	27	15	5	47	5,126	5,173	5
Consumer - other	527	62	170	759	67,402	68,161	1
Residential - construction	142	-	-	142	14,283	14,425	-
Residential - prime	1,220	520	823	2,563	115,482	118,045	-
Residential - subprime	-	-	-	-	-	-	-
Other loans	116	-	-	116	2,255	2,371	-
Finance leases commercial	-	-	-	-	5,041	5,041	-
	$7,470	$905	$6,765	$15,140	$793,693	$808,833	$532

	30-59 Days Past Due (1)	60-89 DaysPast Due (1)	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of December 31, 2011
Commercial, financial, and agricultural	$622	$242	$1,856	$2,720	$220,563	$223,283	$64
Commercial real estate - construction	673	166	358	1,197	40,266	41,463	-
Commercial real estate - other	3,185	-	1,878	5,063	275,735	280,798	-
Consumer - credit card	79	-	19	98	5,102	5,200	19
Consumer - other	410	193	269	872	63,908	64,780	8
Residential - construction	-	-	-	-	11,249	11,249	-
Residential - prime	2,457	469	685	3,611	109,971	113,582	140
Residential - subprime	-	-	-	-	-	-	-
Other loans	118	-	-	118	1,556	1,674	-
Finance leases commercial	-	-	-	-	4,276	4,276	-
	$7,544	$1,070	$5,065	$13,679	$732,626	$746,305	$231

(1)	Past due amounts may include loans on nonaccrual status.

Impaired Loans by Class of Loans (in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of September 30, 2012
With no related allowance recorded:
Commercial, financial, and agricultural	$896	$1,024	$-	$1,039	$6
Commercial real estate – construction	856	856	-	685	1
Commercial real estate – other	2,752	3,226	-	2,670	37
Consumer – other	115	125	-	117	1
Residential – prime	1,771	1,771	-	1,710	25
Subtotal:	$6,390	$7,002	$-	$6,221	$70
With an allowance recorded:
Commercial, financial, and agricultural	1,406	1,406	461	1,157	16
Commercial real estate – construction	70	70	40	66	-
Commercial real estate – other	392	392	64	388	-
Consumer – other	184	184	95	185	3
Residential – prime	-	-	-	34	-
Subtotal:	$2,052	$2,052	$660	$1,830	$19
Totals:
Commercial	6,372	6,974	565	6,005	60
Consumer	299	309	95	302	4
Residential	1,771	1,771	-	1,744	25
Grand total:	$8,442	$9,054	$660	$8,051	$89

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2011
With no related allowance recorded:
Commercial, financial, and agricultural	$1,157	$1,248	$-	$2,311	$2
Commercial real estate – construction	897	963	-	4,511	9
Commercial real estate – other	1,029	1,029	-	2,958	31
Consumer – other	48	59	-	65	3
Residential – prime	851	851	-	1,334	28
Finance leases commercial	-	-	-	4	-
Other loans	-	-	-	3	-
Subtotal:	$3,982	$4,150	$-	$11,186	$73
With an allowance recorded:
Commercial, financial, and agricultural	1,184	1,184	240	1,140	58
Commercial real estate – construction	4	4	2	1,580	-
Commercial real estate – other	1,242	1,242	321	1,639	98
Consumer – other	239	242	98	202	10
Residential – prime	291	291	21	255	1
Subtotal:	$2,960	$2,963	$682	$4,816	$167
Totals:
Commercial	5,513	5,670	563	14,143	198
Consumer	287	301	98	267	13
Residential	1,142	1,142	21	1,589	29
Other	-	-	-	3	-
Grand total:	$6,942	$7,113	$682	$16,002	$240

Loans on Nonaccrual Status (in thousands)

	September 30, 2012	December 31, 2011
Commercial, financial, and agricultural	$2,302	$1,897
Commercial real estate - construction	926	902
Commercial real estate - other	3,144	2,271
Consumer - credit card	-	-
Consumer - other	289	275
Residential - construction	-	-
Residential - prime	1,646	884
Residential - subprime	-	-
Other loans	-	-
Finance leases commercial	-	-
	$8,307	$6,229

The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $502,000 and $684,000 for the nine months ended September 30, 2012 and 2011, respectively.  Interest actually received on nonaccrual loans at September 30, 2012 and 2011 was $25,000 and $129,000, respectively.

6.	Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings available to common shareholders	$2,249	$296	$6,833	$1,792
Weighted average number of common shares outstanding used in computation of basic earnings per common share	10,478	9,726	10,471	9,723
Effect of dilutive securities:
Stock options	29	11	17	13
Restricted stock	11	3	11	4
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	10,518	9,740	10,499	9,740

Options to acquire 18,331 shares of common stock were not included in computing diluted earnings per share for the quarter and nine months ended September 30, 2012 and 2011 because the effects of these shares were anti-dilutive as a result of the exercise price of such options.  The remaining 104,384 shares subject to the outstanding warrant issued in connection with the Capital Purchase Plan transaction were anti-dilutive as a result of their exercise price and not included in the computation of diluted earnings per share for the quarters ended September 30, 2012 and 2011.

7.	Declaration of Dividends

A first quarter dividend of $0.07 per share for holders of common stock of record on March 15, 2012 was declared on January 25, 2012, and was paid on April 2, 2012.  On April 18, 2012, the Company declared a second quarter dividend of $0.07 per share for holders of common stock of record on June 15, 2012, that was paid on July 2, 2012.  A third quarter dividend was declared on July 18, 2012, in the amount of $0.07 per share for holders of common stock of record on September 14, 2012, payable on October 1, 2012.  On October 31, 2012, the Company declared a fourth quarter dividend of $0.07 per share for holders of common stock of record December 14, 2012 to be paid on January 2, 2013.

8.	Employee Stock Plans

On May 23, 2012, the Company granted 294,803 stock options with an exercise price of $12.97, which was the closing trading price of the Company’s common stock on the date of grant.  The fair value of each option grant is estimated on the grant date using the Black-Scholes Option Pricing Model.  This model requires management to make certain assumptions, including the expected life of the option, the risk free rate of interest, the expected volatility, and the expected dividend yield.  The risk free rate of interest is based on the yield of a U.S. Treasury security with a similar term.  The expected volatility is based on historic volatility over a term similar to the expected life of the options.  The dividend yield is based on the current yield at the date of grant.  A weighted average fair value of $4.41 per option was calculated using a risk free rate of interest of 0.7%, an expected volatility of 46.1%, a dividend yield of 2.0%, and an average expected life of 5 years.

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

Assets Recorded at Fair Value

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at September 30, 2012 using:
Description	at September 30, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$31,311	$-	$31,311	$-
Obligations of state and political subdivisions	83,119	-	83,119	-
GSE mortgage-backed securities	145,511	-	145,511	-
Asset-backed securities	12,546	-	12,546	-
Collateralized mortgage obligations: residential	38,663	-	38,663	-
Collateralized mortgage obligations: commercial	30,020	-	30,020	-
	$341,170	$-	$341,170	$-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2011 using:
Description	at December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$94,999	$-	$94,999	$-
Obligations of state and political subdivisions	96,149	-	96,149	-
GSE mortgage-backed securities	109,487	-	109,487	-
Collateralized mortgage obligations: residential	41,468	-	41,468	-
Collateralized mortgage obligations: commercial	25,138	-	25,138	-
	$367,241	$-	$367,241	$-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also Level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at September 30, 2012 using:
Description	at September 30, 2012	Level 1	Level 2	Level 3
Impaired loans	$2,213	$-	$2,213	$-
Other real estate	$6,608	$-	$6,608	$-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2011 using:
Description	at December 31, 2011	Level 1	Level 2	Level 3
Impaired loans	$2,994	$-	$2,994	$-
Other real estate	$7,369	$-	$7,369	$-

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at September 30, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$59,655	$59,655	$-	$-
Time deposits held in banks	709	-	-	712
Securities available-for-sale	341,170	-	341,170	-
Securities held-to-maturity	117,628	-	121,969	-
Other investments	5,820	5,820	-	-
Loans, net	801,459	-	-	803,664
Cash surrender value of life insurance policies	4,912	-	4,912	-
Financial liabilities:
Non-interest-bearing deposits	306,463	-	306,463	-
Interest-bearing deposits	872,549	-	618,483	255,786
Securities sold under agreements to repurchase	55,233	55,233	-	-
Junior subordinated debentures	15,465	-	8,248	7,630

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$83,303	$83,303	$-	$-
Time deposits held in banks	710	-	-	716
Securities available-for-sale	367,241	-	367,241	-
Securities held-to-maturity	100,472	-	101,131	-
Other investments	5,637	5,637	-	-
Loans, net	739,029	-	-	747,156
Cash surrender value of life insurance policies	4,853	-	4,853	-
Financial liabilities:
Non-interest-bearing deposits	254,755	-	254,755	-
Interest-bearing deposits	910,051	-	585,763	327,441
Securities sold under agreements to repurchase	46,078	46,078	-	-
Junior subordinated debentures	15,465	-	8,248	9,095

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly owned subsidiary bank, MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in south Louisiana and south and central Texas with 40 locations and are connected to a worldwide ATM network that provides customers with access to more than 43,000 surcharge-free ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

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

 The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” in our 2011 Annual Report on form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Resul ts of Operations” in this Report and the following:

●	changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels;
●
changes in local economic and business conditions, including, without limitation, changes related to the oil and gas industries, that could adversely affect customers and their ability to repay borrowings under agreed upon terms, adversely affect the value of the underlying collateral related to their borrowings, and reduce demand for loans;

●	increased competition for deposits and loans which could affect compositions, rates and terms;
●	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;

●	a deviation in actual experience from the underlying assumptions used to determine and establish our allowance for loan losses (“ALL”), which could result in greater than expected loan losses;
●	changes in the availability of funds resulting from reduced liquidity or increased costs;

●
the timing, ability to complete and the impact of proposed and/or future acquisitions, the success or failure of integrating acquired operations, and the ability to capitalize on growth opportunities upon entering new markets;

●	the ability to acquire, operate, and maintain effective and efficient operating systems;

●	increased asset levels and changes in the composition of assets that would impact capital levels and regulatory capital ratios;
●	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;

●
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

●
regulations and restrictions resulting from our participation in government sponsored programs such as the U.S. Treasury’s Small Business Lending Fund, including potential retroactive changes in such programs;

●	changes in accounting principles, policies, and guidelines applicable to bank holding companies and banking;
●	acts of war, terrorism, cyber intrusion, weather, or other catastrophic events beyond our control; and

●	the ability to manage the risks involved in the foregoing.

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

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $2.2 million for the third quarter of 2012, compared to net earnings available to common shareholders of $0.3 million reported for the third quarter of 2011.  Diluted earnings for the third quarter of 2012 were $0.21 per common share, compared to $0.03 per common share reported for the third quarter of 2011.  The third quarter of 2012 included $223,000, or $.02 per share, of merger related expenses compared to $876,000, or $.06 per share, of merger related charges for the third quarter of 2011.  Additionally, repayment of the Series A Preferred Stock under the Capital Purchase Plan resulted in accelerated accretion of discount on the preferred stock of approximately $444,000 in the third quarter of 2011, or approximately $0.05 per share.

Net earnings increased in quarterly comparison as a $2.2 million increase in net interest income, a $350,000 decrease in the provision for loan losses and a $356,000 increase in noninterest income were partially offset by a $455,000 increase in noninterest expense and a $931,000 increase in income tax expense.  Of the $2.2 million increase in net interest income, a total of $1.3 million was earned from acquisitions in the third and fourth quarters of 2011.  An increase in purchase accounting adjustments totaling $255,000 also contributed to the increase in net interest income.  Interest income on investments and other interest-bearing accounts increased $498,000 in quarterly comparison and included interest earned on excess cash invested from the 2011 acquisitions.

Increases in noninterest income consisted primarily of $117,000 in service charges on deposit accounts, $159,000 in ATM/debit card income, and $69,000 in net gains on sale of securities.  Increases in noninterest expenses were primarily related to the 2011 acquisitions and included $495,000 in salaries and benefits costs, $478,000 in occupancy expense, $90,000 in ATM and debit card expense, and $81,000 in marketing costs.   The increased costs were partially offset by decreases of $301,000 in data processing expenses, $277,000 in expenses on ORE and repossessed assets, and $214,000 in legal and professional fees.

For the nine months ended September 30, 2012, net income available to common shareholders totaled $6.8 million, compared to $1.8 million for the nine months ended September 30, 2011.  Diluted earnings per share were $0.65 for 2012, compared to $0.18 for 2011.  The $5.0 million increase in net earnings available to common shareholders resulted from a $9.4 million improvement in net interest income, a $1.6 million decrease in provision for loan loss and a $1.6 million increase in noninterest income which offset a $5.0 million increase in noninterest expense and a $2.8 million increase in income tax expense.  Of the $9.4 million increase in net interest income, a total of $4.0 million was earned from the 2011 acquisitions.  An increase in purchase accounting adjustments totaling $1.9 million also contributed to the increase in net interest income.  Interest income on investments and other interest-bearing accounts increased $2.3 in prior year-to-date comparison and included interest earned on excess cash invested from the 2011 acquisitions.

Increases in noninterest income consisted primarily of $524,000 in service charges on deposit accounts, $601,000 in ATM and debit card income and $105,000 in gain on sale of securities.  Increases in non-interest expense included primarily $2.5 million in salary and benefits costs, $1.6 million in occupancy expense, and $225,000 in ATM/debit card expense.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.46% and 4.57% for the three months ended September 30, 2012 and 2011, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, respectively.

Fully taxable-equivalent (“FTE”) net interest income totaled $14.2 million and $12.0 million for the quarters ended September 30, 2012 and 2011, respectively.  The FTE net interest income increased $2.2 million in prior year comparison primarily due to a $224.2 million increase in the volume of average earning assets as a result of the three acquisitions completed in the second half of 2011.  The average volume of loans increased $130.2 million in quarterly comparison and the average yield on loans decreased 21 basis points, from 6.67% to 6.46%.  Purchase accounting adjustments on acquired loans added 23 basis points to the average yield on loans for the third quarter of 2012 and 9 basis points for the third quarter of 2011.  Net of the impact of the purchase accounting adjustments, average loan yields declined 35 basis points in prior year quarterly comparison to 6.23%.  Loan yields have declined primarily as the result of a sustained low market interest rate environment.

The average volume of investment securities increased $148.5 million in quarterly comparison as portions of excess cash flow from the 2011 acquisitions were placed primarily in agency mortgage-backed securities.  The average tax equivalent yield on investment securities decreased 62 basis points, from 3.25% to 2.63% primarily due to lower reinvestment rates.  The average volume of overnight interest bearing deposits earning 0.25% decreased $54.2 million due primarily to the purchase of investment securities.  The average yield on all earning assets decreased 21 basis points in prior year quarterly comparison, from 5.13% for the third quarter of 2011 to 4.92% for the third quarter of 2012.   Net of the impact of purchase accounting adjustments, the average yield on total earning assets declined 28 basis points, from 5.07% to 4.79% for the three month periods ended September 30, 2011 and 2012, respectively.

The impact to interest expense of a $176.2 million increase in the average volume of interest bearing liabilities was mostly offset by a 13 basis point decrease in the average rate paid on interest-bearing liabilities, from 0.75% at September 30, 2011 to 0.62% at September 30, 2012.  Net of purchase accounting adjustments on acquired certificates of deposit, the average rate paid on interest bearing liabilities was 0.71% for the third quarter of 2012 compared to 0.87% for the third quarter of 2011.

The average rate paid on the Company’s junior subordinated debentures decreased 2 basis points from third quarter of 2011 to third quarter of 2012 due to the rate change on the $8.2 million of variable rate debentures.  The debentures carry a floating rate equal to the 3-month LIBOR plus 2.50%, adjustable and payable quarterly.  The rate at September 30, 2012 was 2.88%.   The debentures mature on September 20, 2034 but may be repaid sooner, under certain circumstances.  The Company also has outstanding $7.2 million of junior subordinated debentures due 2031 that carry a fixed interest rate of 10.20%.

As a result of these changes in volume and yield on earning assets and interest bearing liabilities, the FTE net interest margin decreased 11 basis points, from 4.57% for the third quarter of 2011 to 4.46% for the third quarter of 2012.  Net of purchase accounting adjustments on loans and deposits, the FTE margin decreased 17 basis points, from 4.43% for the third quarter of 2011 to 4.26% for the third quarter of 2012.

In year-to-date comparison, FTE net interest income increased $9.3 million primarily due to a $9.4 million increase in FTE interest income.  The increase resulted primarily from a $290.4 million increase in the average volume of earning assets which offset a 21 basis point reduction in the average yield on earning assets, from 5.16% at September 30, 2011 to 4.95% at September 30, 2012.  Net of a 16 basis point effect of discount accretion on acquired loans, the average yield on earning assets was 4.79% at September 30, 2012.

Interest expense increased minimally in year-over-year comparison as the impact of the increase in average volume of interest-bearing liabilities on interest expense was mostly offset by the impact of lower rates paid on interest-bearing liabilities.  The average volume of interest-bearing liabilities increased $249.4 million in year-over year comparison, from $702.4 million at September 30, 2011 to $951.8 million at September 30, 2012.   The average rate paid decreased 19 basis points, from 0.82% at September 30, 2011 to 0.63% at September 30, 2012.  Net of a 12 basis point effect of premium amortization on acquired certificates of deposit, the average rate paid on interest-bearing liabilities was 0.75% at September 30, 2012.  The FTE net interest margin declined 8 basis points, from 4.56% for the nine months ended September 30, 2011 to 4.48% for the nine months ended September 30, 2012.  Net of purchase accounting adjustments, the FTE net interest margin declined 28 basis points, from 4.51% to 4.23% for the nine months ended September 30, 2011 and 2012, respectively.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)

	Three Months Ended September 30,
	2012			2011
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$384,958	$2,048	2.13%	$223,933	$1,407	2.51%
Tax exempt2	78,115	997	5.11%	90,677	1,150	5.07%
Total investment securities	463,073	3,045	2.63%	314,610	2,557	3.25%
Federal funds sold	3,570	2	0.22%	4,647	2	0.17%
Time and interest bearing deposits in other banks	20,253	13	0.25%	74,438	49	0.26%
Other investments	5,816	55	3.78%	5,058	43	3.40%
Loans
Commercial and real estate	665,028	10,590	6.34%	567,274	9,177	6.42%
Installment	107,810	1,950	7.20%	75,327	1,626	8.56%
Total loans3	772,838	12,540	6.46%	642,601	10,803	6.67%
Total earning assets	1,265,550	15,655	4.92%	1,041,354	13,454	5.13%
Allowance for loan losses	(7,235)			(7,051)
Nonearning assets	140,040			114,213
Total assets	$1,398,355			$1,148,516

Liabilities and shareholders’ equity
NOW, money market, and savings	$610,274	$465	0.30%	$505,013	$530	0.42%
Time deposits	262,854	565	0.86%	198,101	483	0.97%
Total interest bearing deposits	873,128	1,030	0.47%	703,114	1,013	0.57%
Securities sold under repurchase agreements	55,953	197	1.40%	49,819	207	1.65%
Federal funds purchased	64	-	-
Junior subordinated debentures	15,465	241	6.10%	15,465	242	6.12%
Total interest bearing liabilities	944,610	1,468	0.62%	768,398	1,462	0.75%

Demand deposits	276,764			224,437
Other liabilities	9,926			10,924
Shareholders’ equity	167,055			144,757
Total liabilities and shareholders’ equity	$1,398,355			$1,148,516

Net interest income and net interest spread		$14,187	4.30%		$11,992	4.38%
Net yield on interest earning assets			4.46%			4.57%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $300,000 for 2012 and $334,000 for 2011 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35% and 34% for 2012 and 2011, respectively.

3 Interest income includes loan fees of $996,000 for 2012 and $804,000 for 2011.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)

	Nine Months Ended September 30,
	2012			2011
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$380,154	$6,265	2.20%	$200,559	$3,538	2.35%
Tax exempt2	81,774	3,152	5.14%	95,546	3,664	5.11%
Total investment securities	461,928	9,417	2.72%	296,105	7,202	3.24%
Federal funds sold	3,657	6	0.22%	4,758	7	0.19%
Time and interest bearing deposits in other banks	36,720	73	0.26%	68,217	170	0.33%
Other investments	5,737	142	3.30%	5,059	116	3.06%
Loans
Commercial and real estate	649,901	31,547	6.47%	520,736	25,102	6.44%
Installment	104,937	5,751	7.30%	77,630	4,913	8.46%
Total loans3	754,838	37,298	6.58%	598,366	30,015	6.71%
Total earning assets	1,262,880	46,936	4.95%	972,505	37,510	5.16%
Allowance for loan losses	(7,139)			(7,301)
Nonearning assets	139,308			100,033
Total assets	$1,395,049			$1,065,237

Liabilities and shareholders’ equity
NOW, money market, and savings	$600,995	$1,390	0.31%	$497,725	$1,794	0.48%
Time deposits	285,038	1,799	0.84%	141,985	1,191	1.12%
Total interest bearing deposits	886,033	3,189	0.48%	639,710	2,985	0.62%
Securities sold under repurchase agreements	50,313	564	1.49%	47,230	602	1.70%
Federal funds purchased	22	-	-	-	-	-
Other borrowings	1	-	-	-	-	-
Junior subordinated debentures	15,465	733	6.23%	15,465	726	6.19%
Total interest bearing liabilities	951,834	4,486	0.63%	702,405	4,313	0.82%

Demand deposits	268,348			214,819
Other liabilities	9,694			8,069
Shareholders’ equity	165,173			139,944
Total liabilities and shareholders’ equity	$1,395,049			$1,065,237

Net interest income and net interest spread		$42,450	4.32%		$33,197	4.34%
Net yield on interest earning assets			4.48%			4.56%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2 Interest income of $950,000 for 2012 and $1,067,000 for 2011 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35% and 34% for 2012 and 2011, respectively.
3 Interest income includes loan fees of $2,646,000 for 2012 and $2,384,000 for 2011.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)

	Three Months Ended September 30, 2012 compared to September 30, 2011
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$641	$885	$(244)
Tax exempt	(153)	(160)	7
Time and interest bearing deposits in other banks	(36)	(34)	(2)
Other investments	12	7	5
Loans, including fees	1,737	2,100	(363)
Total	2,201	2,798	(597)

Interest paid on:
Interest bearing deposits	17	218	(201)
Securities sold under repurchase agreements	(10)	23	(33)
Junior subordinated debentures	(1)	-	(1)
Total	6	241	(235)

Taxable-equivalent net interest income	$2,195	$2,557	$(362)

Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)

	Nine Months Ended September 30, 2012 compared to September 30, 2011
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$2,727	$2,975	$(248)
Tax exempt	(512)	(531)	19
Federal funds sold	(1)	(1)	-
Time and interest bearing deposits in other banks	(97)	(66)	(31)
Other investments	26	17	9
Loans, including fees	7,283	7,739	(456)
Total	9,426	10,133	(707)

Interest paid on:
Interest bearing deposits	204	986	(782)
Securities sold under repurchase agreements	(38)	38	(76)
Junior subordinated debentures	7	-	7
Total	173	1,024	(851)

Taxable-equivalent net interest income	$9,253	$9,109	$144

Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income for the third quarter of 2012 totaled $3.8 million, an increase of $0.4 million from the $3.4 million earned in the third quarter of 2011.  Increases in noninterest income consisted primarily of $117,000 in service charges on deposit accounts, $159,000 in ATM/debit card income, and $69,000 in gain on sale of securities.  For the nine-month period ended September 30, 2012, non-interest income totaled $11.2 million compared to $9.6 million, a net increase of $1.6 million year-over-year.  The increase consisted primarily of $524,000 in service charges on deposit accounts, $601,000 in ATM and debit card income and $105,000 in gain on sale of securities.  The majority of the increase in service charges on deposit accounts and ATM/debit card income in three and nine month comparisons resulted from the increased transaction volume due to the deposit accounts acquired in connection with the acquisitions completed in the second half of 2011.

Non-interest Expense

Non-interest expense increased $455,000 in prior year quarterly comparison.  Increases in noninterest expenses were primarily related to the 2011 acquisitions and included $495,000 in salaries and benefits costs, $478,000 in occupancy expense, $90,000 in ATM and debit card expense, and $81,000 in marketing costs.  The increased costs were partially offset by decreases of $301,000 in data processing expenses, $277,000 in expenses on ORE and repossessed assets, and $214,000 in legal and professional fees.  The $301,000 decrease in data processing costs was primarily due to conversion costs recorded in the third quarter of 2011. The $214,000 decrease in legal and professional fees resulted primarily from third quarter 2011 acquisition-related legal and consulting costs.

For the nine months ended September 30, 2012, non-interest expense increased $5.0 million.  Increases included primarily $2.5 million in salary and benefits costs, $1.6 million in occupancy expense, and $225,000 in ATM/debit card expense.  The majority of the increased in non-interest expenses resulted from the acquisitions completed in the second half of 2011.  The increase in salaries and benefits in the nine month comparison included positions added in technical and operational support roles as a result of significant growth in the Company during 2011.  The increased occupancy costs included increases in depreciation and maintenance of computer hardware and software.

Analysis of Balance Sheet

Total assets at September 30, 2012 were $1.4 billion and remained unchanged from the $1.4 billion reported at December 31, 2011.  Deposits totaled $1.2 billion as of September 30, 2012 and at December 31, 2011.  Non-interest bearing deposits were 26.0% of total deposits at September 30, 2012, compared to 21.9% at December 31, 2011. Core deposits, excluding time deposits, increased $83.5 million in the nine months ended September 30, 2012, improving the Bank’s deposit mix.  The increase in core deposits offset a $69.3 million decrease in time deposits to net a $14.2 million increase in total deposits for the first nine months of 2012.  The decrease in time deposits resulted primarily from the run-off of high cost, single service time deposits acquired through the 2011 acquisitions.

Securities available-for-sale totaled $341.7 million at September 30, 2012, down $25.5 million from $367.2 million at December 31, 2011.  For the nine months ended September 30, 2012, calls, maturities and paydowns on mortgage-backed securities exceeded purchases of $79.2 million in the available-for-sale portfolio.  Securities held-to-maturity increased $17.1 million, from $100.5 million at December 31, 2011 to $117.6 million at September 30, 2012 due primarily to purchases of $32.8 million during the first nine months of 2012.

Total loans were $808.8 million at September 30, 2012, an increase of $62.5 million compared to $746.3 million at December 31, 2011.  The composition of the Company’s loan portfolio is reflected in Table 5 below.

Table 5 Composition of Loans (in thousands)

	September 30, 2012	December 31, 2011
Commercial, financial, and agricultural	$266,046	$223,283
Lease financing receivable	5,041	4,276
Real estate – commercial	293,579	280,798
Real estate – commercial construction	43,302	41,463
Real estate – residential	110,735	113,582
Real estate – residential construction	14,425	11,249
Installment loans to individuals	73,334	69,980
Other	2,371	1,674
Total loans	$808,833	$746,305

Commercial, financial and agricultural (“C&I”) loans increased $42.8 million over the first nine months of 2012 and the commercial real estate (“CRE”) portfolio increased $12.8 million.  Real estate construction loans increased $5.0 million.  Included in the growth of the C&I and CRE portfolios are qualifying small business loans that may result in a lower dividend rate paid on our Series B Preferred Stock issued in connection with our participation under the U. S. Treasury’s Small Business Lending Fund (“SBLF”).  In connection with our participation in the SBLF, we have placed emphasis on small business loans through training and on-going communications with management and lenders on the types of loans that qualify for SBLF.  We have also developed marketing programs that promote small business lending in our markets.

Within the $293.6 million commercial real estate portfolio, $278.2 million is secured by commercial property, $7.4 million is secured by multi-family property, and $8.0 million is secured by farmland.  Of the $278.2 million secured by commercial property, $169.0 million, or 60.7%, is owner-occupied.  Of the $110.7 million residential real estate portfolio, 87.7% represented loans secured by first liens.  The consumer loan portfolio grew $3.4 million for the nine months ended September 30, 2012.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at September 30, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended September 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $49.3 million in projected cash flows from securities repayments for the remainder of 2012 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of September 30, 2012, we had no borrowings with the FRB-Atlanta or the FHLB-Dallas.  The Company has $20.5 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $311.5 million if necessary to meet liquidity needs.  Additionally, $132.0 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $219.0 million at September 30, 2012.  Additional unsecured borrowing lines totaling $48.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.  We did not utilize any of our available borrow capacity from any of these sources during the quarter ended September 30, 2012.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B Preferred Stock.  The dividend rate on the Series B Preferred Stock at September 30, 2012 and December 31, 2011 was 5% per annum.   For future quarters through the fourth quarter of 2013, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s level of “Qualified Small Business Lending” or “QSBL”. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the Series B Preferred Stock would increase.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% per annum.

Although no dividends have been paid by the Bank to the Company in the current year, as of September 30, 2012, the Bank had the ability to pay dividends to the Company of approximately $20.5 million without prior approval from its primary regulator.  Additionally, the Bank paid no dividends to the Company for the year ended December 31, 2011.  For the period ended September 30, 2012, the Company had approximately $21.4 million in cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At September 30, 2012, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of September 30, 2012, the Company’s Tier 1 leverage ratio was 10.53%, Tier 1 capital to risk-weighted assets was 15.78% and total capital to risk-weighted assets was 16.62%.  The Bank had a Tier 1 leverage capital ratio of 8.93% at September 30, 2012.  The Bank’s three acquisitions in the second half of 2011 reduced capital levels; however, the Company and the Bank continue to be classified as “well capitalized.”

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

Additionally, credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At September 30, 2012, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $133.1 million, or 16.5% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At September 30, 2012, loans secured by commercial real estate, including commercial construction loans, totaled approximately $336.9 million.  Of the loans secured by commercial real estate, $4.1 million or 1.2% are nonaccrual loans.  Additional information regarding credit quality by loan classification is provided in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 7 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending September 30, 2012 and 2011, and December 31, 2011.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)

	September 30, 2012	December 31, 2011	September 30, 2011
Nonaccrual loans	$8,307	$6,229	$7,939
Loans past due 90 days and over and still accruing	532	231	87
Total nonperforming loans	8,839	6,460	8,026
Other real estate	6,608	7,369	7,278
Other foreclosed assets	51	326	9
Total nonperforming assets	$15,498	$14,155	$15,313

Troubled debt restructurings	$242	$456	$461

Nonperforming assets to total assets	1.08%	1.01%	1.25%
Nonperforming assets to total loans + ORE + other foreclosed assets	1.90%	1.88%	2.25%
ALL to nonperforming loans	83.43%	112.63%	91.32%
ALL to total loans	0.91%	0.97%	1.09%

YTD charge-offs	$1,699	$5,772	$4,890
YTD recoveries	247	310	256
YTD net charge-offs	$1,452	$5,462	$4,634
Annualized net charge-offs to total loans	0.24%	0.73%	0.92%

Nonperforming assets totaled $15.5 million at September 30, 2012 compared to $14.2 million at December 31, 2011 and $15.3 million at September 30, 2011. The increase in nonperforming loans for the nine months ended September 30, 2012 resulted primarily from several smaller commercial credits being placed on nonaccrual status in the second quarter of 2012 and two larger commercial loans added in the third quarter of 2012. The $761,000 reduction in ORE resulted primarily from $460,000 in write-downs on two properties during the second quarter of 2012. Additionally, five properties were sold during the third quarter of 2012 at values totaling $559,000.

Allowance coverage for nonperforming loans decreased to 83.43% at September 30, 2012, compared to 112.63% at December 31, 2011 and 91.32% at September 30, 2011.  The ALL/total loans ratio decreased to 0.91% for the third quarter of 2012, compared to 0.97% at December 31, 2011 and 1.09% at September 30, 2011.  The decrease in the ALL/total loans ratio from September 2011 resulted primarily from the $127.9 million in loans added through the three acquisitions completed in the second half of 2011.  The loans associated with these acquisitions are extracted from the overall loan totals and cannot be reserved for in the ALL analysis.  The loss estimates for these loans are adjusted through the discounts associated with the purchased loans.  The ratio of annualized net charge-offs to total loans was 0.24% for the nine months ended September 30, 2012 compared to 0.73% for year-end 2011 and 0.92% for the nine months ended September 30, 2011.

Loans past due 90 days or more and still accruing totaled $532,000 at September 30, 2012 compared to $231,000 at December 31, 2011 and $87,000 at September 30, 2011.   Loans classified as troubled debt restructurings totaled $242,000 at September 30, 2012.  Classified assets, including ORE, decreased $2.7 million, or 10.1% during the first three quarters of 2012, from $26.7 million at December 31, 2011 to $24.0 million at September 30, 2012.  The decrease in classified assets resulted primarily from payments received on various non-accrual loans and a charge-off on a commercial real estate loan relationship.  Additional information regarding impaired loans is included in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 7 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $7.4 million in the ALL as of September 30, 2012 is sufficient to cover probable losses in the loan portfolio.

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

During the third quarter of 2012, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings.

In early June 2012, the Bank was joined in a class action lawsuit filed by Umeki Harding, individually and on behalf of all persons similarly situated, in the United States District Court for the Western District of Louisiana.  Mr. Harding alleges he was a customer and individually and on behalf of a class seeks unspecified monetary damages and other relief from the Bank relating to the collection of overdraft fees on customer accounts. The Bank filed a motion to compel arbitration and sought dismissal of the complaint.  On October 4, 2012, the Court granted the Bank’s motion to compel arbitration and stayed the referenced matter until an arbitration is conducted in accordance with the terms of the Arbitration Agreement.  The federal lawsuit was administratively closed pending the completion of the arbitration proceeding.  As of this date, there has been no request by any customer seeking arbitration.

Also in June 2012, the Bank was joined in a class action lawsuit filed by Elena Hunter, individually and behalf of herself and others similarly situated, in the United States District Court for the Northern District of Texas, Dallas Division.  The lawsuit alleges violations of Title III of the American with Disabilities Act and several other acts against the Bank for failure to design, construct, and/or own or operate banking facilities that are accessible to, and independently usable by, blind people and is seeking unspecified monetary damages and other relief from the Bank.  On July 27, 2012, the Bank filed a motion to dismiss this matter, which motion is currently pending before the court.

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

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Document Description

3.1
Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (restated solely for purposes of Item 601(b)(3) of Regulation S-K) (filed as Exhibit 3.1 to MidSouth's Current Report on Form 8-K filed on May 27, 2011 and incorporated herein by reference).

3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. establishing the terms of the Series B Preferred Stock (filed as Exhibit 3.1 to MidSouth's Current Report on Form 8-K filed on August 29, 2011 and incorporated herein by reference).

3.3	Amended and Restated By-laws of MidSouth Bancorp, Inc. effective as of September 26, 2012 (restated solely for purposes of Item 601(b)(3) of Regulation S-K).

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc.
(Registrant)

Date: November 9, 2012
/s/ C. R. Cloutier

C. R. Cloutier, President /CEO
(Principal Executive Officer)

/s/ James R. McLemore

James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly

Teri S. Stelly, Controller
(Principal Accounting Officer)