Form 10-K
period 2012-12-31
MIDSOUTH BANCORP INC
filed 2013-03-18
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
Commission File number 1-11826

MIDSOUTH BANCORP, INC.
(Exact name of registrant as specified in its charter)

Louisiana	72-1020809
(State of Incorporation)	(I.R.S. EIN Number)

102 Versailles Boulevard, Lafayette, Louisiana  70501
(Address of principal executive offices)

Registrant's telephone number, including area code:  (337) 237-8343

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	NYSE MKT Equities

Securities registered pursuant to Section 12(g) of the Act:  none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company.   A large accelerated filer  ☐ An accelerated filer  ☑ A nonaccelerated filer  ☐ A smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes  ☐   No   ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant at June 30, 2012 was approximately $102,418,342 based upon the closing market price on NYSE MKT Equities as of such date.   As of March 18, 2013 there were 11,238,786 outstanding shares of MidSouth Bancorp, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

MIDSOUTH BANCORP, INC.
2012 Annual Report on Form 10-K

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

•	increased competition for deposits and loans which could affect compositions, rates and terms;
•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;
•	a deviation in actual experience from the underlying assumptions used to determine and establish our allowance for loan losses (“ALLL”), which could result in greater than expected loan losses;
•	changes in the availability of funds resulting from reduced liquidity or increased costs;
•	the ability to integrate the operations of PSB Financial Corporation (“PSB”) and capitalize on new market opportunities resulting from the acquisition of PSB;
•	the effect of the PSB acquisition on relations with customers and employees;
•	the timing and impact of future acquisitions, the success or failure of integrating acquired operations, and the ability to capitalize on growth opportunities upon entering new markets;
•	the ability to acquire, operate, and maintain effective and efficient operating systems;
•	increased asset levels and changes in the composition of assets that would impact capital levels and regulatory capital ratios;
•	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;
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

•	changes in accounting principles, policies, and guidelines applicable to financial holding companies and banking;
•	acts of war, terrorism, cyber intrusion, weather, or other catastrophic events beyond our control; and
•	the ability to manage the risks involved in the foregoing.

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

Part I

Item 1 - Business

Overview

The Company was incorporated in 1984 as a Louisiana corporation and is a registered financial holding company headquartered in Lafayette, Louisiana.  Its operations have been conducted primarily through its wholly owned bank subsidiary MidSouth Bank, N.A.  The Bank, a national banking association, was chartered and commenced operations in 1985.  On December 28, 2012, we completed a merger with PSB Financial Corporation (“PSB”), the holding company of Many, Louisiana based The Peoples State Bank.  This transaction continued our strategic growth and enhanced the connection between Louisiana and Texas by expanding MidSouth Bank’s presence into central and northwest Louisiana and east Texas.  As of December 31, 2012, the Bank operated through a network of 59 offices located in Louisiana and Texas.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or similar references, mean MidSouth Bancorp, Inc. and our subsidiaries, including our banking subsidiary, MidSouth Bank, N.A., on a consolidated basis.  References to “MidSouth Bank” or the “Bank” mean our wholly owned banking subsidiary, MidSouth Bank, N.A.

Products and Services

The Bank is community oriented and focuses primarily on offering commercial and consumer loan and deposit services to small and middle market businesses, their owners and employees, and other individuals in our markets.  Our community banking philosophy emphasizes personalized service and building broad customer relationships.  Deposit products and services offered by the Bank include interest-bearing and noninterest-bearing checking accounts, investment accounts, cash management services, and electronic banking services, including remote deposit capturing services, internet banking, and debit and credit cards.  Most of the Bank’s deposit accounts are FDIC-insured up to the maximum allowed, and the Bank customers have access to a world-wide ATM network of more than 50,000 surcharge-free ATMs.

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

With the PSB merger, we acquired a wholly owned insurance subsidiary, Peoples General Agency (“the Agency”).  The Agency has an affiliate relationship with Community Financial Insurance Center, LLC (“CFI”), a Louisiana based independent insurance agency which also serves as the affiliated agency of the Louisiana Bankers Association.  CFI offers a wide array of personal, commercial and life and health insurance products.  As an affiliate with CFI, the Agency receives a 15% commission on any successful referral to CFI.  Commissions were approximately $15,000 in 2012, which is not included in our 2012 operating results.

Markets

We operate in Louisiana and central and east Texas along the Interstate 10, Interstate 49, Highway 90, Interstate 45, and Interstate 20 corridors.  As of December 31, 2012, our market area in Louisiana included 45 offices and is bound by Lafourche Parish to the south, East Baton Rouge Parish to the east, Caddo Parish to the north and Calcasieu Parish to the west.  Our market areas in Texas include 14 offices located in the Beaumont, College Station, Conroe, Houston, Dallas-Fort Worth, Tyler and Texarkana areas. For additional information regarding our properties, see Item 2 – Properties of this Report.

We believe that high energy prices, clean-up of the 2010 Deepwater Horizon oil spill in the Gulf of Mexico and continued rebuilding from the storms of 2005 in Louisiana and Texas insulated our markets from the full impact of the national recession and have positioned us for growth as the national economy slowly improves.   Furthermore, our markets have not experienced the severity of real estate price declines that have plagued so much of the country, and have generally suffered fewer job losses than the rest of the U.S.  Oil and gas is the key industry within our markets.  However, medical, technology and research companies continue to develop within these markets thereby diversifying the economy.  Additionally, numerous major universities located within our market areas, including Louisiana State University, University of Houston, Rice University, Texas A&M University and University of Louisiana at Lafayette, provide a substantial number of jobs and help to contribute to the educated work force within our markets.

We believe our financial condition, coupled with our scalable operational capabilities, will facilitate future growth, both organically and through acquisition, including potential growth in new market areas.

Competition

We face strong competition in our market areas from both traditional and nontraditional financial services providers, such as commercial banks; savings banks; credit unions; finance companies; mortgage, leasing, and insurance companies; money market mutual funds; brokerage houses; and branches that provide credit facilities.  Several of the financial services competitors in our market areas are substantially larger and have far greater resources; however, we have effectively competed by building long-term customer relationships.  Customer loyalty has been built through our continued focus on quality customer care enhanced by technology and effective delivery systems.

Other factors, including economic, legislative, and technological changes, also impact our competitive environment.  Management continually evaluates competitive challenges in the financial services industry and develops appropriate responses consistent with our overall market strategy.

Employees

As of December 31, 2012, the Bank employed approximately 604 full-time equivalent employees.  The Company had no employees who are not also employees of the Bank.  Through the Bank, employees receive customary employee benefits, which include an employee stock ownership plan; a 401(K) plan; and life, health and disability insurance plans.  Our directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company.  The Company considers the relationship of the Bank with its employees as a whole to be good.

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

Supervision and Regulation

Under Federal Reserve policy, we are expected to act as a source of financial strength for, and to commit resources to support, the Bank.  This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support.  In addition, any capital loans by a financial holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks.  In the event of a financial holding company's bankruptcy, any commitment by a financial holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulatory Reform
The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other recent events have led to the adoption of numerous new laws and regulations that apply to, and focus on, financial institutions. The most significant of these new laws is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was adopted on July 21, 2010 and, in part, is intended to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

As a result of the Dodd-Frank Act and other regulatory reforms, the Company is experiencing a period of rapidly changing regulations. These regulatory changes could have a significant impact on how the Company conducts its business. The specific implications of the Dodd-Frank Act and other proposed regulatory reforms cannot yet be predicted and will depend to a large extent on the specific regulations that are adopted in the coming months and years to implement regulatory reform initiatives.

Bank Holding Companies and Financial Holding Companies
Historically, the activities of bank holding companies were limited to the business of banking and activities closely related or incidental to banking. Bank holding companies were generally prohibited from acquiring control of any company that was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. The Gramm-Leach-Bliley Act, which took effect on March 12, 2000, dismantled many Depression-era restrictions against affiliation between banking, securities and insurance firms by permitting bank holding companies to engage in a broader range of financial activities, so long as certain safeguards are observed. Specifically, bank holding companies may elect to become “financial holding companies” that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. Thus, with the enactment of the Gramm-Leach-Bliley Act, banks, security firms and insurance companies find it easier to acquire or affiliate with each other and cross-sell financial products. The Gramm-Leach-Bliley Act permits a single financial services organization to offer a more complete array of financial products and services than historically was permitted.

A financial holding company is essentially a bank holding company with significantly expanded powers. Under the Gramm-Leach-Bliley Act, in addition to traditional lending activities, the following activities are among those that are deemed “financial in nature” for financial holding companies: securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, activities which the Federal Reserve Board determines to be closely related to banking, and certain merchant banking activities.

We elected to become a financial holding company in November 2012. As a financial holding company, we have very broad discretion to affiliate with securities firms and insurance companies, make merchant banking investments, and engage in other activities that the Federal Reserve Board has deemed financial in nature. In order to continue as a financial holding company, we must continue to be well-capitalized, well-managed and maintain compliance with the Community Reinvestment Act (the “CRA”). Depending on the types of financial activities that we may elect to engage in, under the Gramm-Leach-Bliley Act’s functional regulation principles, we may become subject to supervision by additional government agencies. The election to be treated as a financial holding company increases our ability to offer financial products and services that historically we were either unable to provide or were only able to provide on a limited basis. As a result, we will face increased competition in the markets for any new financial products and services that we may offer. Likewise, an increased amount of consolidation among banks and securities firms or banks and insurance firms could result in a growing number of large financial institutions that could compete aggressively with us.

Dodd-Frank Act
In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies, financial holding companies and banks, including us and the Bank, including the following provisions:

•
Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•
Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest and demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Creation of the Consumer Financial Protection Bureau.  The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), which is discussed in more detail below.

•
Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, require that debit card interchange fees be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations could significantly impact the interchange fees that financial institutions with less than $10 billion in assets, such as the Bank, are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.
•
Impose comprehensive regulation of the over-the-counter derivatives market, subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•
Require depository institutions with total consolidated assets of more than $10 billion to conduct regular stress tests and require large, publicly traded bank holding companies and financial holding companies to create a risk committee responsible for the oversight of enterprise risk management.

•	Require loan originators to retain 5% of any loan sold or securitized, unless it is a “qualified residential mortgage,” subject to certain exceptions.
•	Prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the Volker Rule).
•	Implement corporate governance revisions that apply to all public companies not just financial institutions.

Many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, the Bank, our customers or the financial industry more generally. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Capital Requirements
We are subject to various regulatory capital requirements administered by the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC”). Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. For further detail on capital and capital ratios see discussion under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Under the risk-based capital requirements for bank holding companies and financial holding companies, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock), minority interests in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill and certain intangibles (“Tier 1 Capital”). The remainder of total capital may consist of qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock and allowance for loan losses (“Tier 2 Capital”, and together with Tier 1 Capital, “Total Capital”).  At December 31, 2012, our Tier 1 Capital ratio was 13.46% and Total Capital ratio was 14.10%.  As long as our total consolidated assets remain below $15 billion, under current capital standards we may continue to include our $28.5 million aggregate principal amount of trust preferred securities issued prior to May 19, 2011 in our Tier 1 and Total Capital calculations.

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“Leverage Ratio”) equal to 3% for bank holding companies and financial holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies and financial holding companies will generally be required to maintain a leverage ratio of at least 4%. Our Leverage Ratio at December 31, 2012 was 11.82%. The capital guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines provide that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

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

Basel III Capital Framework
In June 2012, the federal bank regulatory agencies proposed (i) rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision (the “Basel Committee”) and (ii) rules for calculating risk-weighted assets. The federal bank regulatory agencies have delayed the implementation of Basel III and the new risk-weighted assets calculations to consider comments received on the proposed rules. The timing for the agencies’ publication of revised proposed rules regarding, or final rules to implement, Basel III and the new risk-weighted assets calculations is uncertain.

Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and financial holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.  The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in, Basel III would require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 are currently expected to be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer is expected to begin at 0.625% and be phased in over a four-year period (increasing by that amount each year until it reaches 2.5%).

The regulations ultimately applicable to the Company may be substantially different from the Basel III proposed rules that were issued in June 2012.  Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulatory agency.  A bank holding company and financial holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations.  The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  In addition, the appropriate federal regulatory agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

At December 31, 2012, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

Insurance of Accounts and FDIC Insurance Assessments
The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. As of January 1, 2013, the basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

The DIF is funded by assessments on banks and other depository institutions. As required by the Dodd-Frank Act, in February 2011, the FDIC approved a final rule that changed the assessment base for DIF assessments from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital). In addition, as also required by the Dodd-Frank Act, the FDIC has adopted a new large-bank pricing assessment scheme, set a current target “designated reserve ratio” (described in more detail below) of 2% for the DIF, and established a lower assessment rate schedule when the reserve ratio reaches 1.15% and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2% and 2.5%.

An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranged from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt, including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10% of domestic deposits for insurances not well rated and well capitalized.  As of December 31, 2012, our risk category required a quarterly payment of approximately 6.69 basis points per $100 of assessable deposits.

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

Community Reinvestment Act
Under the CRA, the Bank has an obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator.  The Bank received a satisfactory rating in its most recent CRA examination.

Restrictions on Transactions with Affiliates
We are subject to the provisions of Section 23A of the Federal Reserve Act.  Section 23A places limits on: the amount of a bank’s loans or extensions of credit to affiliates; a bank’s investment in affiliates; assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve; the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal stockholders and their related interests.  These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features.

Incentive Compensation
The Federal Reserve, the OCC and the FDIC have issued regulatory guidance (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” The findings are included in reports of examination, and deficiencies are incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution.  The SEC and the federal bank regulatory agencies proposed such regulations in March 2011, which may become effective before the end of 2013.  If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives. These proposed regulations incorporate the three principles discussed in the Incentive Compensation Guidance.

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

Consumer Protection
The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, and establishes the CFPB’s power to act against unfair, deceptive or abusive practices, and gives the CFPB rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act and the Real Estate Settlement Procedures Act).

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the OCC. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and financial holding companies, could influence how the Federal Reserve and OCC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise impact of the CFPB’s consumer protection activities cannot be forecast.

Stress Testing
As required by the Dodd-Frank Act, the federal banking agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies, financial holding companies and state chartered banks, with more than $10 billion in total consolidated assets. Although these requirements do not apply to institutions with less than $10 billion in total consolidated assets, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential impact of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Company and the Bank will be expected to consider the institution’s interest rate risk management, commercial real estate concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse outcomes.

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

Risks Relating to Our Business

The current economic environment continues to pose significant challenges and could adversely affect our financial condition and results of operations.
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

As a consequence of the difficult economic environment, we experienced a significant decrease in earnings resulting primarily from increased provisions for loan losses and a decrease in our interest margin. While there have been some improvements in the national economy, there can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will continue to improve or increase the rate at which it improves, in which case we could continue to experience write-downs of assets, and could face capital and liquidity constraints or other business challenges.  A further deterioration in economic conditions, particularly within our market areas, could result in the following consequences, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations:

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
The economy in a large portion of our market areas is heavily dependent on the oil and gas industry.  Many of our customers provide transportation and other services and products that support oil and gas exploration and production activities.  As of December 31, 2012, we had approximately $146.2 million in loans to borrowers in the oil and gas industry, representing approximately 14.0% of our total loans outstanding as of that date.  The oil and gas industry, especially in Louisiana and Texas, has been subject to significant volatility, including the “oil bust” of the 1980s that severely impacted the economies of many of our market areas.  President Obama’s administration proposed a number of legislative changes that could significantly impact the oil and gas industry, including the elimination of certain tax breaks, such as the intangible drilling and development costs, percentage depletion and manufacturing deduction, and the implementation of an excise tax focused specifically on production in the Gulf of Mexico.  If there is a significant downturn in the oil and gas industry, generally the cash flows of our customers in this industry would be adversely impacted which could impair their ability to service our loans outstanding to them and/or reduce demand for loans.  This could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.
We have experienced increases in the levels of our non-performing assets and loan charge-offs in recent periods. Our total non-performing assets amounted to $18.5 million, or 1.00% of our total assets, at December 31, 2012 and we had $2.0 million of net loan charge-offs and a $2.1 million provision for loan losses for the year ended December 31, 2012.  At December 31, 2012, the ratios of our ALLL to non-performing loans and to total loans outstanding were 67.78% and 0.70%, respectively.  Additional increases in our non-performing assets or loan charge-offs could have a material adverse effect on our financial condition and results of operations.

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
We have a concentration of exposure to a number of individual borrowers.  Our largest exposure to one borrowing relationship as of December 31, 2012, was approximately $10.2 million, which is 5.40% of our total capital.  In addition, as of December 31, 2012, the aggregate exposure to the ten largest borrowing relationships was approximately $78.6 million, which was 7.51% of loans and 41.6% of total capital.  As a result of this concentration, a change in the financial condition of one or more of these borrowers could result in significant loan losses and have a material adverse effect on our financial condition and results of operations.

A large percentage of our deposits are attributable to a relatively small number of customers. The loss of all or some of these customers or a significant decline in their deposit balances may have a material adverse effect on our liquidity and results of operations.

Our 20 largest depositors accounted for approximately 12.69% of our total deposits and our five largest depositors accounted for approximately 6.72% of our total deposits as of December 31, 2012. The ability to attract these types of deposits has a positive effect on our net interest margin as they provide a relatively low cost of funds to the Bank. While we believe we have strong, long-term relationships with each of these customers, the loss of one or more of our 20 largest deposit customers, or a significant decline in the deposit balances would adversely affect our liquidity and require us to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits, possibly at interest rates higher than those currently paid on these deposits.  This could increase our total cost of funds and could result in a decrease in our net interest income and net earnings.  If we were unable to develop alternative funding sources, we may have difficulty funding loans or meeting other deposit withdrawal requirements.

We occasionally purchase non-recourse loan participations from other banks based in part on information provided by the selling bank.
From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank.  As of December 31, 2012, we had approximately $49.3 million in purchased loan participations, or approximately 4.7% of our total loan portfolio.  When we purchase loan participations, we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards.  However, we are not as familiar with the borrower and may rely on information provided to us by the selling bank and typically must rely on the selling bank’s administration of the loan relationship.  We therefore have less control over, and may incur more risk with respect to, loan participations that we purchase from selling banks as compared to loans that we originate.

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
Our loan portfolio includes a substantial percentage of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans.  Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value.  Our commercial and industrial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, equipment, or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At December 31, 2012, commercial and industrial loans totaled approximately 30.2% of our total loan portfolio.  Adverse changes in local economic conditions impacting our business borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have a high concentration of loans secured by real estate, and the current downturn in the real estate market could have a material adverse effect on our financial condition and results of operations.
A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2012, approximately 60.4% of our loans had real estate as a primary or secondary component of collateral.  The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate in our primary markets could significantly impair the value of real estate collateral and the ability to sell real estate collateral upon foreclosure. Furthermore, it is likely that we would be required to increase the provision for loan losses.  A related risk in connection with loans secured by real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as collateral.  If we were required to liquidate real estate collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, it could have a material adverse effect on our financial condition and results of operations.

The integration of the recently acquired Peoples State Bank presents significant challenges that may result in a decline in the anticipated potential benefits of the acquisition.

On December 28, 2012, we completed our acquisition of PSB Financial Corporation, the holding company of Peoples State Bank.  The acquisition involved the combination of two institutions that previously operated independently, which process remains ongoing. The difficulties of combining Peoples State Bank’s operations with ours include:

•	preserving important customer relationships in the North Louisiana market where we have not previously operated;
•	costs and customer disruptions that may occur in converting the Peoples State Bank data processing system to ours;
•	combining the best practices of two institutions;
•	the necessity of coordinating geographically separated organizations, systems and facilities; and
•	reducing the costs associated with each institutions’ operations.

The process of combining the two bank’s operations could cause an interruption of, or loss of momentum in, our business and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the recently completed acquisition and the integration of the two bank’s operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined bank.

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
As prescribed by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” we undertake an annual review of the goodwill asset balance reflected in our financial statements.  We conduct an annual review in the fourth quarter of each year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment.  After our most recent annual review in the fourth quarter of 2012, we concluded there was no goodwill impairment as of such date.  As of December 31, 2012, we had $42.8 million in goodwill, including $18.0 million of goodwill that was recorded in 2012 as a result of the PSB acquisition.  Future goodwill impairment tests may result in future non-cash charges, which could adversely affect our earnings for any such future period.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.
At December 31, 2012, $424.6 million of our securities (at fair value) were classified as available-for-sale.  At such date, the aggregate net unrealized gain on our available-for-sale securities was $12.6 million.  We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

We monitor the fair value of our entire securities portfolio as part of our ongoing other than temporary impairment (“OTTI”) evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.  In addition, as a condition to membership in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), we are required to purchase and hold a certain amount of FHLB-Dallas stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB-Dallas.  At December 31, 2012, we had stock in the FHLB-Dallas totaling approximately $588,000. The FHLB-Dallas stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2012, we did not recognize an impairment charge related to our FHLB-Dallas stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB-Dallas may not require us to recognize an impairment charge with respect to such holdings.

Loss of key officers or employees may disrupt relationships with certain customers.
As a community bank, our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. In addition, our success has been and will continue to be greatly influenced by the ability to retain existing senior management and, with expansion, to attract and retain qualified additional senior and middle management.  We do not have employment agreements with any of our executive officers.  Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationship with our key personnel is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

A natural disaster, especially one affecting one of our market areas, could adversely affect us.
Since most of our business is conducted in Louisiana and Texas, most of our credit exposure is in those states. Historically, Louisiana and Texas have been vulnerable to natural disasters.  Therefore, we are susceptible to the risks of natural disasters, such as hurricanes, floods and tornadoes.  Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems.  A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, as uninsured or underinsured losses, including losses from business disruption, may reduce borrowers’ ability to repay their loans.  Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans.  Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster.  The occurrence of natural disasters in our market areas could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our profitability is vulnerable to interest rate fluctuations.
Our profitability is dependent to a large extent on net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.  For example, as securities in our investment portfolio have matured, they have been replaced by securities paying a lower yield.   We expect this trend to continue during 2013.  These changes in our investment portfolio have negatively impacted, and are expected to continue to negatively impact, our net interest margin.  Furthermore, some of our variable interest rate loans have minimum fixed interest rates (“floors”) that are currently above the contractual variable interest rate.  If interest rates rise, the interest income from our variable interest rate loans with floors may not increase as quickly as interest expense on our liabilities, which would negatively impact our net interest income.

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
Our stock incentive plan provides for the granting of stock incentives to directors, officers, and employees.  As of December 31, 2012, there were 307,845 shares issued under options and 15,313 shares in restricted stock granted under that plan.  Likewise, approximately 546,000 shares, including shares issuable under currently outstanding options, may be issued in the future to directors, officers, and employees under our existing equity incentive plans.  In addition, in 2009, as part of our participation in the Treasury’s Capital Purchase Program (“CPP”), we also issued a stock purchase warrant that currently entitles the holder to purchase 104,384 shares of our common stock at an exercise price of $14.37 per share. It is probable that options and or/warrants will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option or warrant.  The incentive plan also provides that all issued options automatically and fully vest upon a change in control.  If the options are exercised, share ownership will be diluted.

Additionally, share ownership of our common stock will be diluted from shares issued upon conversion of the convertible preferred equity issued in the PSB acquisition. The Company may redeem the Series C Preferred Stock, subject to regulatory approval, beginning on or after the fifth anniversary of the closing date of the Merger, at a redemption price equal to the liquidation value of the Series C Preferred Stock, plus declared but unpaid dividends, if any.  The Company may also redeem the Series C Preferred Stock, subject to regulatory approval, at the same redemption price prior to the fifth anniversary of the closing date in the event the Series C Preferred Stock no longer qualifies for ‘Tier 1 Capital” treatment by the applicable federal banking regulators.  Holders may convert the Series C Preferred Stock at any time into shares of the Company’s common stock at a conversion price of $18.00 per share, subject to customary antidilution adjustments.  In addition, on or after the fifth anniversary of the closing date, the Company will have the option to require conversion of the Series C Preferred Stock if the closing price of the Company’s common stock for 20 trading days within any period of 30 consecutive trading days, exceeds 130% of the conversion price.

In addition, our articles of incorporation authorize the issuance of up to 30,000,000 shares of common stock and 5,000,000 shares of preferred stock, but do not provide for preemptive rights to the stockholders; therefore, stockholders will not automatically have the right to subscribe for additional shares.  As a result, if we issue additional shares to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in the Company.

The holders of our preferred stock and trust preferred securities have rights that are senior to those of stockholders and that may impact our ability to pay dividends on our common stock and net income available to our common stockholders.
At December 31, 2012, we had outstanding $29.4 million of trust preferred securities.  These securities are senior to shares of common stock.  As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our stockholders.  While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred stockholders during that time.

In addition, with respect to the $32.0 million in Series B Preferred Stock outstanding that was issued to the Treasury in the SBLF Transaction, we are required to pay cumulative dividends on the Series B Preferred Stock at an annual rate between 1% and 5.0% depending on our volume of qualified small business loans.  The $10.0 million in Series C Preferred Stock outstanding that was issued in connection with the PSB acquisition, calls for the non-cumulative payment of dividends at an annual rate of 4.0%. Dividends paid on our Series B Preferred Stock or Series C Preferred Stock will also reduce the net income available to our common stockholders and our earnings per common share.  We may not declare or pay dividends on our common stock or repurchase shares of our common stock without first having paid all accrued preferred dividends that are due.

Only a limited trading market exists for our common stock, which could lead to price volatility.
Our common stock is listed for trading on the NYSE MKT Equities under the trading symbol “MSL,” but there is low trading volume in our common stock.  The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which might occur in a more active trading market of our common stock.  Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.

Our directors and executive management own a significant number of shares of stock, allowing further control over business and corporate affairs.
Our directors and executive officers beneficially own approximately 2.6 million shares, or 23.3%, of our outstanding common stock as of December 31, 2012.  As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on our business as stockholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our stockholders should be aware that our directors and executive officers may have interests that are different from, or in addition to, the interests of our stockholders generally.

Provisions of our articles of incorporation and by-laws, Louisiana law, and state and federal banking regulations, could delay or prevent a takeover by a third party.
Our articles of incorporation and by-laws could delay, defer, or prevent a third party takeover, despite possible benefit to the stockholders, or otherwise adversely affect the price of our common stock. Our governing documents:

•	permit directors to be removed by stockholders only for cause and only upon an 80% vote;
•
require 80% of the voting power for stockholders to amend the by-laws, call a special meeting, or amend the articles of incorporation, in each case if the proposed action was not approved by the Board;

•	authorize a class of preferred stock that may be issued in series with terms, including voting rights, established by the Board without stockholder approval;
•	authorize approximately 30 million shares of common stock and 5 million shares of preferred stock that may be issued by the Board without shareholder approval;
•	classify our Board with staggered three year terms, preventing a change in a majority of the Board at any annual meeting;
•	require advance notice of proposed nominations for election to the Board and business to be conducted at a shareholder meeting; and
•	require 80% of the voting power for stockholders to approve business combinations not approved by the Board.

These provisions would likely preclude a third party from removing incumbent directors and simultaneously gaining control of the Board by filling the vacancies thus created with its own nominees.  Under the classified Board provisions, it would take at least two elections of directors for any individual or group to gain control of the Board.  Accordingly, these provisions could discourage a third party from initiating a proxy contest, making a tender offer or otherwise attempting to gain control.  These provisions may have the effect of delaying consideration of a shareholder proposal until the next annual meeting unless a special meeting is called by the Board or the chairman of the Board.  Moreover, even in the absence of an attempted takeover, the provisions make it difficult for stockholders dissatisfied with the Board to effect a change in the Board’s composition, even at annual meetings.

Also, we are subject to the provisions of the Louisiana Business Corporation Law (“LBCL”), which provides that we may not engage in certain business combinations with an “interested shareholder” (generally defined as the holder of 10.0% or more of the voting shares) unless (1) the transaction was approved by the Board before the interested shareholder became an interested shareholder or (2) the transaction was approved by at least two-thirds of the outstanding voting shares not beneficially owned by the interested shareholder and 80% of the total voting power or (3) certain conditions relating to the price to be paid to the stockholders are met.

The LBCL also addresses certain transactions involving “control shares,” which are shares that would have voting power with respect to the Company within certain ranges of voting power.  Control shares acquired in a control share acquisition have voting rights only to the extent granted by a resolution approved by our stockholders.  If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of all voting power, stockholders of the issuing public corporation have dissenters’ rights as provided by the LBCL.

Our future ability to pay dividends and repurchase stock is subject to restrictions.
Since we are a holding company with no significant assets other than the Bank, we have no material source of income other than dividends received from the Bank.  Therefore, our ability to pay dividends to our stockholders will depend on the Bank’s ability to pay dividends to us.  Moreover, banks and financial holding companies are both subject to certain federal and state regulatory restrictions on cash dividends.  We are also restricted from paying dividends if we have deferred payments of the interest on, or an event of default has occurred with respect to, our trust preferred securities, Series B Preferred Stock or Series C Preferred Stock.  Additionally, terms and conditions of our outstanding shares of preferred stock place certain restrictions and limitations on our common stock dividends and repurchases of our common stock.

A shareholder’s investment is not an insured deposit.
An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency.  Your investment in our common stock will be subject to investment risk and you may lose all or part of your investment.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

We lease our principal executive and administrative offices and principal facility in Lafayette, Louisiana under a lease expiring July 31, 2021.  In addition to our principal facility, we also have eight other branches located in Lafayette, Louisiana, three in New Iberia, Louisiana, two in Baton Rouge, Louisiana, two in Lake Charles, Louisiana, two in Houma, Louisiana, and one branch in each of the following Louisiana cities: Breaux Bridge, Cecilia, St. Martinville, Larose, Jeanerette, Opelousas, Morgan City, Jennings, Sulphur, and Thibodaux.  We also have an operations office in Breaux Bridge, Louisiana.  Nineteen of these offices are owned and ten are leased.

We added fifteen branches through our acquisition with PSB.  These branches include three in Many, Louisiana, two in Alexandria, Louisiana, three in Natchitoches, Louisiana, and one branch in each of the following Louisiana cities: Robeline, Florien, Greenwood, Zwolle, Mansfield and Pleasant Hill.  We also acquired from PSB a branch in Texarkana, Texas.  Of the fifteen branches acquired from PSB, fourteen are owned and one is leased.

Additionally, in our Texas market area we have two full service branches located in Beaumont, Texas.  Our additional full service branches in the Texas market area are located in Vidor, Conroe, College Station, Houston, Dallas, Fort Worth, Mesquite, Rockwall, White Rock, and Tyler.  Of these offices, six are owned and six are leased.

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

Item 4 – Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages as of December 31, 2012, and positions of our executive officers are listed below along with their business experience during the past five years.

C. R. Cloutier, 65 – President, Chief Executive Officer and Director of the Company and the Bank since 1984.

Troy Cloutier, 39 – Chief Banking Officer and Senior Executive Vice President of the Bank since February 2011.  Prior to his appointment as Chief Banking Officer, Mr. Cloutier had been with MidSouth Bank for 18 years and most recently served as Senior Vice President and Regional President for the South and East Louisiana Regions in addition to managing due diligence for the Bank’s mergers and acquisitions team.  Troy Cloutier is the son of C.R. Cloutier.

James R. McLemore, 53 – Senior Executive Vice President and Chief Financial Officer for the Company and the Bank since July 2009.  Prior to joining the Company and the Bank, Mr. McLemore served as Executive Vice President and Chief Financial Officer of Security Bank Corporation from 2002 until July 2009.  In July 2009, subsequent to Mr. McLemore’s departure, the six subsidiary banks of Security Bank Corporation were closed and the FDIC was appointed receiver of the banks.  Security Bank Corporation subsequently filed for bankruptcy in August of 2009.

John Nichols, 57 – Senior Executive Vice President and Chief Credit Officer for the Bank since July 2010.  Nichols, who previously served as Senior Vice President and President of the bank's West Louisiana Region, is based in Lake Charles. He continues to be a member of the Lake Charles market's Regional Loan Committee.  Nichols joined the Bank in 2001, having previously worked as Senior Vice President and Business Banking Manager for Bank One (now JPMorgan Chase) in Lake Charles and Alexandria.

Gerald “Jerry” Reaux Jr., 52 – Chief Operating Officer of the Company and the Bank since February 2011.  Prior to joining MidSouth, Mr. Reaux served three years as Chief Executive Officer of Tri-Parish Bancshares, Ltd. in Eunice, Louisiana and also served as the Vice Chairman for seven years. He has over 30 years of banking experience.  In May of 2011 at the Annual Meeting of Stockholders, Mr. Reaux was elected as a director of the Company and the Bank and succeeded Dr. J.B. Hargroder as Vice Chairman of the Board of Directors of the Company.

All executive officers are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual stockholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of February 28, 2013, there were 889 common stockholders of record.  The Company’s common stock trades on the NYSE MKT Equities under the symbol “MSL.”  The high and low sales price for the past eight quarters has been provided in the Selected Quarterly Financial Data tables that are included with this filing under Item 8 and is incorporated herein by reference.

Cash dividends totaling $2.9 million were declared to common stockholders during 2012.  The regular quarterly dividend of $0.07 per share was paid for all four quarters of 2012, for a total of $0.28 per share for the year.  Cash dividends totaling $2.8 million were declared to common stockholders during 2011.  A quarterly dividend of $0.07 per share was paid for each quarter of 2011, for a total of $0.28 per share for the year.

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

Pursuant to the terms of our Series B Preferred Stock, Series C Preferred Stock, and the terms of our trust preferred securities, we are prohibited from paying dividends on our common stock during any period in which we have deferred interest payments on either the Series B Preferred Stock, Series C Preferred Stock or the trust preferred securities.

The following graph compares the cumulative total return on our common stock over a period beginning December 31, 2007 with (1) the cumulative total return on the stocks included in the Russell 3000 and (2) the cumulative total return on the stocks included in the SNL  Securities, LC (“SNL”) $1B - $5B Bank Index.  The comparison assumes an investment in our common stock on the indices of $100 at December 31, 2007 and assumes that all dividends were reinvested during the applicable period.

MidSouth Bancorp, Inc.

Total Return Performance
Index Value
120
110
100
90
80
70
60
50
40
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
MidSouth Bancorp, Inc.
Russell 3000
SNL Bank $1B-$5B

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
MidSouth Bancorp, Inc.	100.00	55.80	62.18	70.04	60.58	77.66
Russell 3000	100.00	62.69	80.46	94.08	95.05	110.65
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

The stock price information shown above is based on historical data and should not be considered indicative of future price performance.

Item 6 – Five Year Summary of Selected Financial Data

	At and For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)

Interest income	$61,022	$51,007	$48,124	$50,041	$55,472
Interest expense	(5,840)	(5,802)	(7,395)	(10,220)	(16,085)
Net interest income	55,182	45,205	40,729	39,821	39,387
Provision for loan losses	(2,050)	(3,925)	(5,020)	(5,450)	(4,555)
Noninterest income	14,944	13,061	14,857	15,046	15,128
Noninterest expenses	(54,655)	(49,304)	(43,818)	(44,693)	(43,974)
Earnings before income taxes	13,421	5,037	6,748	4,724	5,986
Income tax expense	(3,779)	(564)	(968)	(125)	(449)
Net earnings	$9,642	$4,473	$5,780	$4,599	$5,537
Preferred dividend requirement	(1,547)	(1,802)	(1,198)	(1,175)	-
Net earnings available to common stockholders	$8,095	$2,671	$4,582	$3,424	$5,537

Basic earnings per common share	$0.77	$0.27	$0.47	$0.51	$0.84
Diluted earnings per common share	$0.77	$0.27	$0.47	$0.51	$0.83
Dividends per common share	$0.28	$0.28	$0.28	$0.28	$0.32

Total loans	$1,046,940	$746,305	$580,812	$585,042	$608,955
Total assets	1,851,731	1,396,756	1,002,339	972,142	936,815
Total deposits	1,551,904	1,164,806	800,772	773,285	766,704
Cash dividends on common stock	2,933	2,776	2,721	1,846	2,120
Long-term obligations	29,384	15,465	15,465	15,465	15,465

Selected ratios:
Loans to assets	56.54%	53.43%	58.00%	60.18%	65.00%
Loans to deposits	67.46%	64.07%	72.53%	75.66%	79.43%
Deposits to assets	83.81%	83.39%	79.89%	79.54%	81.84%
Return on average assets	0.58%	0.24%	0.47%	0.37%	0.60%
Return on average common equity	6.05%	2.22%	3.92%	4.35%	7.79%

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to highlight changes in the financial condition of the Company and on its results of operations during 2012, 2011 and 2010.   This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

Overview

We are a financial holding company, headquartered in Lafayette, Louisiana, that through our community banking subsidiary, MidSouth Bank, N.A., operates 59 offices in Louisiana and Texas.  We had approximately $1.9 billion in consolidated assets as of December 31, 2012.  We derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Approximately 75.5% of our total deposits are interest-bearing.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  The resulting ratio of that difference as a percentage of our average earning assets represents our net interest margin.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.  Our financial performance for the years ended December 31, 2011 and 2012 were, and continue to be, significantly impacted by the disruptions in the national economy and the resulting financial uncertainty that has severely impacted the banking industry.  While we believe our market areas have fared better than the national economy during this most recent economic downturn, the economic uncertainty and difficult real estate markets had an impact on our loan losses, loan demand and our net interest margin.

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

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying or incorporated by reference in this report.  We encourage you to read this discussion and analysis in conjunction with our consolidated financial statements and the notes thereto and other statistical information included and incorporated by reference in this annual report on Form 10-K.

Acquisition Activity during 2012 and 2011

On December 28, 2012, we completed a merger with PSB Financial Corporation (“PSB”), the holding company of Many, Louisiana based The Peoples State Bank.  This transaction continued our strategic growth and enhanced the connection between Louisiana and Texas by expanding MidSouth Bank’s presence into central and northeast Louisiana and east Texas.

Under the terms of the definitive agreement, we issued 756,511 shares of the Company’s common stock valued at $11.5 million, $10.0 million in preferred equity through a newly created Series C 4.00% noncumulative convertible preferred stock, and $16.0 million in cash.  In addition, the merger agreement provided for potential additional cash consideration of up to $2.0 million, plus interest, based on the resolution of certain identified loans over a three-year period.  We acquired approximately $465.0 million in assets at fair value from PSB and added 15 banking centers with approximately $260.1 million in loans and approximately $400.6 million in deposits.  We also assumed approximately $13.9 million in junior subordinated debentures issued by PSB in connection with its trust preferred securities.  The systems conversion for PSB will be completed in March 2013.  Additional information regarding the PSB merger is included in Note 2 of the notes to the consolidated financial statements.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements included in this report. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  Our most critical accounting policy relates to the determination of the allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  The determination of the adequacy of the allowance involves significant judgment and complexity and is based on many factors.  If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for loan losses may be required.  See Asset Quality – Allowance for Loan Losses and Note 1 and Note 4 of the notes to the consolidated financial statements.

Another of our critical accounting policies relates to the valuation of goodwill, intangible assets and other purchase accounting adjustments.  We account for acquisitions in accordance with ASC Topic No. 805, which requires the use of the purchase method of accounting.  Under this method, we are required to record assets acquired and liabilities assumed at their fair value, including intangible assets.  Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions.  Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective.  Resulting goodwill from an acquisition under the purchase method of accounting represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.  In evaluating the goodwill on our consolidated balance sheet for impairment at December 31, 2012, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  After making the assessment based on several factors, which included but was not limited to the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we determined it is more likely than not that the fair value of our acquired assets is greater than the carrying amount and, accordingly, no impairment of goodwill was recorded for the year ended December 31, 2012.

Given the instability of the economic environment, it is reasonably possible that the methodology of the assessment of potential loan losses and goodwill impairment could change in the near-term or could result in impairment going forward.

Another of our critical accounting policies relates to deferred tax assets and liabilities.  We record deferred tax assets and deferred tax liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required.  A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized.  In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.  A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance.  Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent more likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Results of Operations

Net income available to common stockholders for the year ended December 31, 2012 totaled $8.1 million compared to $2.7 million for the year ended December 31, 2011, or an increase of $5.4 million.  Diluted earnings per share were $0.77 for the year ended December 31, 2012, compared to $0.27 for 2011.  Merger related expenses totaled $1.2 million for 2012 versus $2.4 million for 2011.  With the closing of the PSB merger on December 28, 2012 and no material changes in the balance sheet or operating results of PSB between December 28, 2012 and December 31, 2012, net earnings for 2012 included no operating results for PSB.

In year-over-year comparison, net income available to common stockholders increased primarily as a result of a $10.0 million improvement in net interest income combined with a $1.9 million decrease in the provision for loan losses and a $1.9 million improvement in non-interest income.  Of the $10.0 million increase in net interest income, a total of $5.4 million was earned from the branches acquired in the third and fourth quarters of 2011.  Purchase accounting adjustments totaling $1.8 million also contributed to the increase in net interest income.  Interest income on investments and other interest-bearing accounts increased $2.1 million in prior year comparison and included interest earned on excess cash invested from the 2011 acquisitions.  Increases in noninterest income consisted primarily of $509,000 in service charges on deposit accounts, $803,000 in ATM and debit card income, $130,000 in mortgage banking fees, and a $105,000 net gain on sale of securities.

The improvement in revenues offset a $5.4 million increase in noninterest expense and a $3.2 million increase in income tax expense.  The increase in non-interest expense resulted primarily from a $3.0 million increase in salary and benefits costs, $2.0 million in occupancy expense, and $303,000 in ATM/debit card processing expense.

Total consolidated assets increased $422.8 million, or 29.6%, from $1.43 billion at December 31, 2011, to $1.85 billion at December 31, 2012.  The increase in assets resulted from the $465.0 million in assets acquired as a result of the PSB merger.  Total loans were $1.0 billion at December 31, 2012, an increase of $300.6 million, or 40.3%, from the $746.3 million reported as of December 31, 2011.  The $300.6 million growth in loans included $260.1 million acquired from PSB and $40.5 million in organic growth.  Deposits totaled $1.6 billion at December 31, 2012 compared to $1.2 billion at December 31, 2011 and included $400.6 million in deposits acquired from PSB.  The addition of $311.1 million in transaction deposits from PSB reinforced our strong relationship-based deposit mix.  Our noninterest-bearing deposit base represented 25% of total deposits at December 31, 2012.

Our Tier 1 leverage capital ratio increased to 11.82% at December 31, 2012 compared to 11.14% at December 31, 2011.  Tier 1 risk-weighted capital and total risk-weighted capital ratios were 13.46% and 14.10% at December 31, 2012, compared to 16.10% and 16.97% at December 31, 2011, respectively.  The Tier 1 common equity ratio at December 31, 2012 was 6.54%.  Return on average common equity was 6.05% for 2012 compared to 2.22% for 2011.  Return on average assets was 0.58% compared to 0.24% for the same periods, respectively.   Our return on average common equity and average assets ratios for the years ended December 31, 2012 and 2011 were significantly impacted by merger and acquisition expenses.

Nonperforming assets totaled $18.5 million at December 31, 2012, an increase of $4.3 million over the $14.2 million reported for year-end 2011.  The increase resulted primarily from the addition of $4.4 million in nonperforming assets acquired from PSB, which included $1.6 million in nonaccrual loans, $2.0 million in loans past due 90 days and over and accruing and $0.8 million in other real estate owned (“ORE”).  The addition of PSB nonperforming loans reduced the allowance coverage for nonperforming loans to 67.78% at December 31, 2012 from 112.63% at December 31, 2011 and decreased the ALL/total loans ratio to 0.70% from 0.97%.  Loans classified as troubled debt restructurings (“TDRs”) totaled $5.1 million at December 31, 2012 compared to $456,000 at December 31, 2012.  A total of $4.8 million in TDRs acquired with PSB included four credits, two of which are large commercial credits.

Table 1
Summary of Return on Equity and Assets
	2012	2011	2010
Return on average assets	0.58%	0.24%	0.47%
Return on average common equity	6.05%	2.22%	3.92%
Dividend payout ratio on common stock	36.36%	103.70%	59.57%
Average equity to average assets	11.88%	12.88%	13.88%

NOTE: 2012 and 2011 return on average assets and return on average common equity were impacted by approximately $1.2 million of merger costs and $2.4 million of acquisition and related system conversion charges due to the PSB merger and the branch acquisitions, respectively.  Excluding these merger costs, return on average assets for the year ended December 31, 2012 was 0.64% compared to 0.38% for the year ended December 31, 2011, and return on average common equity for the year ended December 31, 2012 was 6.64% compared to 3.56% for the year ended December 31, 2011.

Earnings Analysis

Net Interest Income
Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.45%, 4.58%, and 4.72% for the years ended December 31, 2012, 2011, and 2010, respectively.  Tables 2 and 3 analyze the changes in net interest income for the years ended December 31, 2012, 2011, and 2010.

Table 2
Consolidated Average Balances, Interest, and Rates (in thousands)
	Year Ended December 31,
	2012			2011			2010
	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate
Assets
Investment securities1
Taxable	$373,277	$8,083	2.17%	$226,819	$5,362	2.36%	$153,545	$3,699	2.41%
Tax exempt2	80,590	4,120	5.11%	93,796	4,786	5.10%	109,020	5,598	5.13%
Total investment securities	453,867	12,203	2.69%	320,615	10,148	3.17%	262,565	9,297	3.54%
Federal funds sold	3,482	7	0.20%	6,567	14	0.21%	3,328	7	0.21%
Time and interest bearing deposits in other banks	34,087	92	0.27%	61,292	196	0.32%	41,999	274	0.65%
Other investments	5,758	184	3.20%	5,107	155	3.04%	5,007	148	2.96%
Loans
Commercial and real estate	661,759	42,217	6.36%	545,480	35,254	6.46%	489,799	32,201	6.57%
Installment	104,259	7,559	7.23%	79,409	6,633	8.35%	94,391	7,828	8.29%
Total loans3	766,018	49,776	6.48%	624,889	41,887	6.70%	584,190	40,029	6.85%
Total earning assets	1,263,212	62,262	4.92%	1,018,470	52,400	5.14%	897,089	49,755	5.55%
Allowance for loan losses	(7,182)			(7,241)			(8,050)
Nonearning assets	140,085			106,447			92,732
Total assets	$1,396,115			$1,117,676			$981,771

Liabilities and stockholders’ equity
NOW, money market, and savings	$605,869	$1,816	0.30%	$506,809	$2,260	0.45%	$466,844	$3,562	0.76%
Time deposits	273,932	2,284	0.83%	173,742	1,764	1.02%	122,324	1,906	1.56%
Total interest-bearing deposits	879,801	4,100	0.46%	680,551	4,024	0.59%	589,168	5,468	0.93%
Borrowings:
Securities sold under agreements to repurchase	50,776	756	1.48%	49,654	807	1.63%	49,054	948	1.93%
Federal funds purchased	21	-	-	-	-	-	243	2	0.82%
Other borrowings	11	-	-	-	-	-	682	3	0.44%
Total borrowings	50,808	756	1.48%	49,654	807	1.63%	49,979	953	1.91%
Junior subordinated debentures	15,503	984	6.24%	15,465	971	6.19%	15,465	974	6.30%
Total interest-bearing liabilities	946,112	5,840	0.62%	745,670	5,802	0.78%	654,612	7,395	1.13%
Demand deposits	274,369			219,669			184,419
Other liabilities	9,721			8,367			6,457
Stockholders’ equity	165,913			143,970			136,283
Total liabilities and stockholders’ equity	$1,396,115			$1,117,676			$981,771

Net interest income and net interest spread		$56,422	4.30%		$46,598	4.36%		$42,360	4.42%
Net yield on interest-earning assets			4.45%			4.58%			4.72%

1 Securities classified as available-for-sale are included in average balances and interest income figures and reflect interest earned on such securities.

2 Interest income of $1,240,000 for 2012, $1,393,000 for 2011, and $1,631,000 for 2010 is added to interest earned on tax-exempt obligations to reflect tax-equivalent yields using a tax rate of 35% for 2012 and 34% for 2011 and 2010.

3 Interest income includes loan fees of $3,474,000 for 2012, $3,205,000 for 2011, and $3,150,000 for 2010.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3
Changes in Taxable-Equivalent Net Interest Income (in thousands)
	2012 Compared to 2011			2011 Compared to 2010
	Total Increase	Change Attributable to		Total Increase	Change Attributable to
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment securities
Taxable	$2,721	$3,205	$(484)	$1,663	$1,733	$(70)
Tax-exempt	(666)	(675)	9	(812)	(777)	(35)
Federal funds sold	(7)	(6)	(1)	7	7	-
Time and interest-bearing deposits in other banks	(104)	(75)	(29)	(78)	97	(175)
Other investments	28	21	7	7	3	4
Loans, including fees	7,889	9,208	(1,319)	1,858	2,743	(885)
Total	9,861	11,678	(1,817)	2,645	3,806	(1,161)

Interest paid on:
Interest-bearing deposits	76	1,034	(958)	(1,444)	756	(2,200)
Securities sold under agreements to repurchase	(51)	18	(69)	(141)	12	(153)
Federal funds purchased	-	-	-	(2)	(2)	-
Other borrowings	-	-	-	(3)	(3)	-
Junior subordinated debentures	13	6	7	(3)	-	(3)
Total	38	1,058	(1,020)	(1,593)	763	(2,356)
Taxable-equivalent net interest income	$9,823	$10,620	$(797)	$4,238	$3,043	$1,195

NOTE:  Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Net interest income on a fully taxable-equivalent (“FTE”) basis increased $9.8 million for 2012 over 2011, the result of a $9.9 million increase in FTE interest income and a $0.1 million decrease in interest expense.  The increase in interest income on earning assets resulted primarily from a $244.7 million increase in the volume of average earnings assets primarily as a result of the three acquisitions in 2011.   The improvement in interest income from the increased average volume of earning assets was partially offset by a 22 basis point decline in the average yield on loans, from 6.70% for the year ended December 31, 2011 to 6.48% for the year ended December 31, 2012.  Loan yields declined as matured loans re-priced in the lower rate environment and new loan rates reflected competitive market pricing.  Additionally, interest income on investment securities for 2012 increased as a $133.3 million increase in the average volume of investment securities offset the impact of a 48 basis point reduction in the average FTE yield earned on investment securities.  The reduction in the FTE average yield on investment securities from 3.17% for the year ended December 31, 2011 to 2.69% for the year ended December 31, 2012 resulted from lower yields on investments purchased in 2012 with excess cash flow from the 2011 acquisitions and from maturing securities within the portfolio.   Interest expense increased minimally in year-over-year comparison as the impact of a $200.4 million increase in the average volume of interest-bearing liabilities was mostly offset by a 16 basis point reduction in the average rate paid on interest-bearing liabilities, from 0.78% for the year ended December 31, 2011 to 0.62% for the year ended December 31, 2012.  As a result, the FTE net interest margin declined 13 basis points, from 4.58% for the year ended December 31, 2011 to 4.45% for the year ended December 31, 2012.  Net of purchase accounting adjustments, the FTE net interest margin declined 25 basis points for 2012 over 2011, from 4.47% to 4.22% for the years ended December 31, 2011 and 2012, respectively.

Net interest income on a FTE basis increased $4.2 million for 2011 over 2010, the result of a $1.6 million reduction in interest expense and a $2.6 million increase in interest income.  The increase in interest income on earning assets resulted primarily from a $121.4 million increase in the volume of average earnings assets primarily as a result of the three acquisitions in 2011.   The improvement in interest income from the increased average volume of earning assets was partially offset by a 15 basis point decline in the average yield on loans, from 6.85% at December 31, 2010 to 6.70% at December 31, 2011.  Loan yields declined as matured loans re-priced in the lower rate environment and new loan rates reflected competitive market pricing.  Additionally, interest income on investment securities for 2011 increased as a $58.1 million increase in the average volume of investment securities offset the impact of a 37 basis point reduction in the average FTE yield earned on investment securities.  The reduction in the FTE average yield on investment securities from 3.54% at December 31, 2010 to 3.17% at December 31, 2011 resulted from lower yields on investments purchased in 2011 with excess cash flow from the acquisitions.   Interest expense decreased primarily due to a 34 basis point reduction in the average rate paid on interest-bearing deposits, from 0.93% at December 31, 2010 to 0.59% at December 31, 2011.  Additionally, interest paid on securities sold under agreements to repurchase and on the junior subordinated debentures decreased due to rate reductions.  As a result, the FTE net interest margin declined 14 basis points, from 4.72% for the year ended December 31, 2010 to 4.58% for the year ended December 31, 2011.  Net of purchase accounting adjustments, the FTE net interest margin declined 24 basis points for 2011 over 2010.

Noninterest Income
Noninterest income totaled $14.9 million at December 31, 2012, compared to $13.1 million at December 31, 2011 and $14.9 million at December 31, 2010.  Service charges and fees on deposit accounts represent the primary source of noninterest income for us.  Income from service charges and fees on deposit accounts, including insufficient funds fees (“NSF” fees), increased $0.5 million in 2012 compared to a $2.8 million decrease in 2011.  The increase in 2012 was primarily due to a higher volume of transaction accounts as a result of the 2011 acquisitions.  The decrease in 2011 was primarily due to a $2.7 million reduction of NSF fee income, which resulted from fewer NSF items processed.  We believe this was primarily driven by the changes implemented in our policies in connection with the changes in Regulation E in 2010.  Income on ATM and debit card transactions increased $803,000 in 2012 and $442,000 in 2011 as the result of an increase in electronic transactions processed.  Other noninterest income increased $571,000 in 2012 and increased $514,000 in 2011, including net gains on sales of securities.  The $571,000 increase in 2012 resulted primarily from an increase of $130,000 in mortgage banking fees and $105,000 in net gains on sales of securities.  The $514,000 increase in 2011 resulted primarily from a $468,000 increase in income from other real estate owned.  During the second quarter of 2011, we repossessed a condominium complex and have been earning income on the rentals until the property is sold.

Noninterest Expense
Total noninterest expense increased 10.9%, or $5.4 million, from 2011 to 2012 and 12.5%, or $5.5 million, from 2010 to 2011.  Salaries and employee benefits increased $3.0 million, or 13.6%, in 2012 and $1.4 million, or 6.9%, in 2011.  We employed 604 employees on a full-time equivalent (“FTE”) basis at year-end 2012.  Net of 140 FTEs added with the PSB merger, we increased 20 FTEs in 2012 over the 444 FTE’s employed at year-end 2011 and increased 75 FTEs over the 389 FTE’s at year-end 2010.  The increase of 20 FTE’s in 2012 resulted primarily from additional FTEs hired to staff four new full service branches throughout the year.  Salary and benefit costs and FTEs increased in 2011 primarily due to employees added with the three acquisitions completed in the second half of 2011.  The increase also included retention and merit bonuses paid following completion of the acquisitions and system conversions of all three acquisitions by year-end 2011.  Additionally, in the first quarter of 2011, we implemented a new management structure designed to increase shareholder value through a coordinated focus on achieving our expansion objectives.  The new structure included the appointment of two new executive officers, a Chief Operating Officer and a Chief Banking Officer.

Occupancy expenses increased $2.0 million in 2012 and $554,000 in 2011.  The increase in occupancy expense in 2012 and 2011 related to the acquired branches and primarily included additional lease expense and increased fuel and auto maintenance expenses.  Premises and equipment additions and leasehold improvements totaled approximately $22.7 million, $11.4 million and $1.3 million for the years 2012, 2011, and 2010, respectively.

ATM and debit card processing fees increased $303,000 in 2012 and decreased $209,000 in 2011. The increase in 2012 resulted primarily from an increased volume of electronic transactions processed.  Additionally, losses on electronic transactions increased $69,000, from $106,000 in 2011 to $175,000 in 2012.  The decrease in 2011 is primarily due to a decrease in the cost of third party processing.

Data processing costs, included in other non-interest expense, decreased $665,000 in 2012 and increased $1.1 million in 2011 primarily due to data processing charges of $1.2 million incurred as a result of three computer processing system conversions associated with the 2011 acquisitions.  Approximately $281,000 in PSB system conversion expenses are included in 2012 data processing costs.   Additionally, the cost of data lines, support, and internet banking processing increased $253,000 in 2012.

Other non-interest expense in 2012 included approximately $830,000 in merger and acquisition costs, primarily in legal and professional fees, marketing costs, and business travel expenses.  In 2011, acquisition costs included in other non-interest expense totaled approximately $1.2 million.  Comparatively, other non-interest expense increased minimally in 2012 versus 2011 as a $256,000 increase in net expenses on ORE and other assets repossessed offset the reduction in merger and acquisition costs for 2012.  Other decreases realized in other non-interest expense in 2012 included $327,000 in third party customer relationship management costs, $145,000 in shares taxes, and $131,000 in third party collection expenses.  These decreases were mostly offset by increases of $215,000 in the cost of printing and supplies, $143,000 in armored car and courier expenses, $113,000 in telephone expense, and $101,000 in corporate development and training costs, which are reflective of the expansion of our franchise.

In 2011, other non-interest expense was also impacted by a $713,000 increase in expenses on other real estate owned due primarily to the repossession of a condominium complex in the second quarter of 2011.  The increase was partially offset by a $410,000 decrease in FDIC fees due to a change in the assessment calculation.

Income Taxes
Income tax expense increased $3.2 million in 2012 and decreased by $404,000 in 2011 and approximated 28%, 11%, and 14% of income before taxes in 2012, 2011 and 2010, respectively.  In 2012, the Company exceeded $10.0 million in revenues which increased the statutory tax rate from 34% to 35%.  The impact of nontaxable municipal interest income and other tax considerations resulted in lower effective tax rates for each of the three years presented in the Consolidated Statement of Earnings included in Item 8 of this filing.  The notes to the consolidated financial statements provide additional information regarding income tax considerations.

Balance Sheet Analysis

Investment Securities
Total investment securities increased $110.4 million in 2012, from $467.7 million in 2011 to $578.1 million at December 31, 2012.  The increase resulted primarily from $152.7 million in securities acquired with the PSB acquisition and $138.5 million in purchased securities, partially offset by $170.4 million in maturities and calls of securities within the portfolio in 2012.  Average duration of the portfolio was approximately 3.50 years as of December 31, 2012 and the average taxable-equivalent yield was 2.69%.  For the year ended December 31, 2011, average duration of the portfolio was 3.44 years and the average taxable-equivalent yield was 3.17%.  Unrealized net gains before tax effect in the securities available-for-sale portfolio were $12.6 million at December 31, 2012, compared to unrealized net gains before tax effect of $11.7 million at December 31, 2011.  These amounts resulted from interest rate fluctuations.

At December 31, 2012, approximately $310.6 million, or 73.1%, of the securities available-for-sale portfolio represented mortgage-backed securities and CMOs.  All of the mortgage-backed securities and CMOs are government agency sponsored with the exception of three privately issued CMOs with a current market value of $96,000.  Risk due to changes in interest rates on mortgage-backed pools is monitored by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security.  CMOs totaled $131.7 million and represented pools that each had a book value of less than 10% of stockholders' equity at December 31, 2012.  Other asset-backed securities totaled $12.7 million at December 31, 2012.  These securities are collateralized by student loans issued under the Federal Family Education Loan Program.  Under the program, the loans are re-insured by the Department of Education for amounts generally ranging from 97% - 100%.  An additional 3.2% of the available-for-sale portfolio consisted of short-term U.S. Government sponsored enterprises securities, while municipal securities represented 20.6%.  Given the current economic environment and concerns regarding the financial stability of municipalities in general, we contracted with an independent third party provider to conduct a review of our municipal portfolio in 2012 and in 2011.  As a result of the review, six municipal securities were sold in 2012 and six municipal securities were sold in 2011 due primarily to the inability to obtain current financial information.

With the PSB merger, we acquired a collateralized debt obligation at a fair value of $464,000. The debt security is a pool of financial institutions’ trust preferred securities.

Additional information on our investment securities portfolio is provided in Note 3 of the notes to consolidated financial statements.

Table 4 Composition of Investment Securities December 31 (in thousands)
	2012	2011	2010	2009	2008
Available-for-sale securities
U. S. Government sponsored enterprises	$13,424	$94,999	$117,698	$102,523	$39,747
Obligations of state and political subdivisions	87,421	96,149	108,852	117,301	118,613
GSE mortgage-backed securities	178,819	109,487	11,472	15,634	19,661
Collateralized mortgage obligations: residential	101,986	41,468	22,688	36,278	47,829
Collateralized mortgage obligations: commercial	29,761	25,138	3,099	-	-
Other asset-backed securities	12,742	-	-	-	-
Collateralized debt obligation	464
Financial institution equity security	-	-	-	72	94
Total available-for-sale securities	$424,617	$367,241	$263,809	$271,808	$225,944

Held-to-maturity securities
Obligations of state and political subdivisions	$42,900	$340	$1,588	$3,043	$6,490
GSE mortgage-backed securities	89,383	82,497	-	-	-
Collateralized mortgage obligations: residential	5,009	-	-	-	-
Collateralized mortgage obligations: commercial	16,232	17,635	-	-	-
Total held-to-maturity securities	$153,524	$100,472	$1,588	$3,043	$6,490

Total investment securities	$578,141	$467,713	$265,397	$274,851	$232,434

Table 5 Investment Securities Portfolio Maturities and Average Taxable-Equivalent Yields For the Year Ended December 31, 2012 (dollars in thousands)
	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Securities available-for-sale:
U.S. Government sponsored enterprises	$1,206	0.40%	$12,218	0.79%	$-	-	$-	-	$13,424
Obligations of state and political subdivisions1	11,673	4.51%	38,147	5.12%	26,790	5.77%	10,811	5.77%	87,421
GSE mortgage-backs and CMOs: residential	17,249	2.50%	257,631	2.39%	5,843	2.04%	82	2.40%	280,805
GSE mortgage-backs and CMOs: commercial	-	-	29,761	2.46%	-	-	-		29,761
Other asset-backed securities	-	-	12,742	1.54%	-	-	-		12,742
Collateralized debt obligation	-	-	-	-	-	-	464	0.00%	464
Total fair value	$30,128		$350,499		$32,633		$11,357		$424,617

	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Year		After 10 Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Obligations of state and political subdivisions1	$296	5.56%	$1,068	2.87%	$6,029	2.91%	$35,507	2.96%	$42,900
GSE mortgage-backs and CMOs: residential	-	-	94,392	2.19%	-	-	-	-	94,392
GSE mortgage-backs and CMOs: commercial	-	-	16,232	2.25%	-	-	-	-	16,232
Total cost	$296		$111,692		$6,029		$35,507		$153,524

1 Tax exempt yields are expressed on a fully taxable equivalent basis.

Loan Portfolio
The loan portfolio totaled $1.0 billion at December 31, 2012, up 40.3%, or $300.6 million, from $746.3 million at December 31, 2011.  Of the $300.6 million in loan growth for 2012, $260.1 million was acquired from PSB at fair value and approximately $40.5 million was organic loan growth.  PSB’s loan mix consisted of 51% commercial real estate loans, 23% commercial and industrial loans, 13% residential real estate loans, 7% consumer installment loans, and 6% construction loans.  The organic loan growth in 2012 resulted from improved loan demand and funding activity primarily in the second and third quarters of 2012.  Organic growth has continued to be affected by commercial and consumer customers continuing to pay down debt in an unstable economic environment.

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

The loan portfolio at December 31, 2012 consisted of approximately 50.1% in fixed rate loans, with the majority maturing within five years.  Approximately 49.9% of the portfolio earns a variable rate of interest, the greater majority of which adjusts simultaneous with changes in the Prime rate and a smaller portion that adjusts on a scheduled repricing date.  The mix of variable and fixed rate loans provides some protection from changes in market rates of interest.  Additionally, over the past two years, we established rate floors, primarily for our commercial loans, that provided some protection to our net interest margin during a sustained low rate environment like we are currently facing.

Table 6 Composition of Loans
December 31 (in thousands)
	2012	2011	2010	2009	2008
Commercial, financial, and agricultural	$315,655	$223,283	$177,598	$193,350	$208,473
Lease financing receivable	5,769	4,276	4,748	7,589	8,058
Real estate – commercial	414,384	280,798	208,764	188,045	167,242
Real estate – residential	142,858	113,582	72,460	77,130	67,346
Real estate – construction	75,334	52,712	54,164	39,544	65,327
Installment loans to individuals	90,561	69,980	62,272	77,069	87,743
Other	2,379	1,674	806	2,315	4,766
Total loans	$1,046,940	$746,305	$580,812	$585,042	$608,955

Table 7
Loan Maturities and Sensitivity to Interest Rates For the Year Ended December 31, 2012 (in thousands)
	Fixed and Variable Rate Loans at Stated Maturities				Amounts Over One Year With
	1 Year or Less	1 Year – 5 Years	Over 5 years	Total	Predetermined Rates	Floating Rates	Total
Commercial, financial, and agricultural	$154,242	$106,574	$54,839	$315,655	$92,245	$69,168	$161,413
Lease financing receivables	469	5,118	182	5,769	5,300	-	5,300
Real estate – commercial	45,777	146,031	222,576	414,384	137,244	231,363	368,607
Real estate – residential	17,060	45,482	80,316	142,858	91,146	34,652	125,798
Real estate – construction	32,130	14,894	28,310	75,334	18,759	24,445	43,204
Installment loans to individuals	26,538	45,100	18,923	90,561	57,096	6,927	64,023
Other	1,163	1,216	-	2,379	1,185	31	1,216
Total	$277,379	$364,415	$405,146	$1,046,940	$402,975	$366,586	$769,561

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

Our loan review process also includes monitoring and reporting of loan concentrations whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At December 31, 2012, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $146.2 million, or 14.0% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At December 31, 2012, loans secured by commercial real estate (including commercial construction and multifamily loans) totaled approximately $472.7 million, of which approximately $147.1 million was acquired with PSB. Of the $472.7 million, $359.2 million represent CRE loans, 57% of which are secured by owner-occupied commercial properties.  A total of $4.0 million, or 0.85%, in loans secured by commercial real estate were on nonaccrual status at December 31, 2012.

Nonperforming Assets

Table 8 contains information about nonperforming assets, including loans past due 90 days or greater (“90 days or >”) and still accruing.

Table 8 Asset Quality Information December 31 (dollars in thousands)
	2012	2011	2010	2009	2008
Loans on nonaccrual	$8,887	$6,229	$19,603	$16,183	$9,355
Loans past due 90 days or > and still accruing	1,986	231	66	378	1,005
Total nonperforming loans	10,873	6,460	19,669	16,561	10,360
Other real estate owned	7,496	7,369	1,206	792	329
Other assets repossessed	151	326	36	51	306
Total nonperforming assets	$18,520	$14,155	$20,911	$17,404	$10,995

Troubled debt restructurings	$5,062	$456	$653	$-	$-

Nonperforming loans to total loans + ORE + other foreclosed assets	1.76%	1.88%	3.59%	2.83%	1.70%
Nonperforming assets to total assets	1.00%	1.01%	2.09%	1.79%	1.17%
ALLL to nonperforming loans	68%	113%	45%	48%	73%
ALLL to total loans	0.70%	0.97%	1.52%	1.37%	1.25%

Nonperforming assets totaled $18.5 million at December 31, 2012, an increase of $4.3 million over the $14.2 million reported for year-end 201l.  The increase resulted primarily from the addition of $4.4 million in nonperforming assets acquired from PSB, which included $1.6 million in nonaccrual loans, $2.0 million in loans past due 90 days and over and accruing and $0.8 million in other real estate owned (“ORE”).  The addition of PSB nonperforming loans reduced the allowance coverage for nonperforming loans to 68% at December 31, 2012 from 113% at December 31, 2012 and the ALL/total loans ratio decreased to 0.70% at year-end 2012, compared to 0.97% at year-end 2011.

Total nonperforming assets to total loans plus ORE and other assets repossessed decreased from 1.88% at December 31, 2011 to 1.76% at December 31, 2012 primarily due to the addition of $260.1 million in loans from PSB.  Total ORE and other assets repossessed (“OAR”) remained constant as a reduction in MidSouth Bank ORE and OAR offset the $0.8 million in ORE added from PSB.  Classified assets, including ORE, increased $7.7 million or 28.8%, from $26.7 million at December 31, 2011 to $34.4 million at December 31, 2012.  The increase in classified assets resulted primarily from $9.7 million in classified loans and $0.8 million in ORE from PSB.  Net of the PSB impact, classified assets declined $2.8 million as we continued to successfully work problem assets off the balance sheet.

Loans classified as troubled debt restructurings (“TDRs”) totaled $5.1 million at December 31, 2012 compared to $456,000 at December 31, 2012.  A total of $4.8 million in TDRs acquired with PSB included four credits, two of which are large commercial credits.  Additional information regarding impaired loans and TDRs is included in the notes to the consolidated financial statements.

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

Allowance for Loan Losses
Provisions totaling $2.1 million, $3.9 million, and $5.0 million, for the years 2012, 2011, and 2010, respectively, were considered necessary to bring the allowance for loan losses to a level we believe sufficient to cover probable losses in the loan portfolio.  In accordance with generally accepted accounting principles, PSB’s loans were purchased at fair value and accordingly the PSB allowance for loan losses was not brought forward on the consolidated balance sheet.  For additional information regarding the decrease in the year-end allowance to year-end total loans for 2012, see the discussion of “Nonperforming Assets” above.  Table 9 analyzes activity in the allowance for 2012, 2011, 2010, 2009, and 2008.

Table 9
Summary of Loan Loss Experience (dollars in thousands)
	2012	2011	2010	2009	2008
Balance at beginning of year	$7,276	$8,813	$7,995	$7,586	$5,612

Charge-offs:
Commercial, financial, and agricultural	1,054	1,109	1,333	1,147	776
Lease financing receivables	-	19	1	26	-
Real estate – commercial	550	1,246	130	136	39
Real estate – residential	126	283	146	306	125
Real estate – construction	-	2,444	1,478	2,172	428
Installment loans to individuals	526	671	1,368	1,481	1,256
Other	-	-	-	-	-
Total charge-offs	2,256	5,772	4,456	5,268	2,624

Recoveries:
Commercial, financial, and agricultural	181	152	50	56	35
Lease financing receivables	-	1	1	-	-
Real estate – commercial	1	1	1	-	-
Real estate – residential	2	4	60	2	-
Real estate – construction	18	14	1	1	-
Installment loans to individuals	98	138	141	168	155
Other	-	-	-	-	2
Total recoveries	300	310	254	227	192

Net charge-offs	1,956	5,462	4,202	5,041	2,432
Additions to allowance charged to operating expenses	2,050	3,925	5,020	5,450	4,555
Reclassification1	-	-	-	-	(149)

Balance at end of year	$7,370	$7,276	$8,813	$7,995	$7,586

Net charge-offs to average loans	0.26%	0.87%	0.72%	0.86%	0.40%
Year-end allowance to year-end loans	0.70%	0.97%	1.52%	1.37%	1.25%

1 In the second quarter of 2008, approximately $149,000 of the allowance for loan loss was identified as a reserve for unfunded loan commitments.  The reserve was classified as a liability in accordance with SFAS No. 5, Accounting for Contingencies, in the same period.

Table 10 Allocation of Loan Loss by Category (dollars in thousands)
	2012		2011		2010		2009		2008
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and agricultural	$1,535	30.0	$1,734	30.0	$1,664	31.0	$2,053	33.0	$1,586	35.0
Real estate - construction	2,147	7.0	1,661	7.0	2,963	9.0	2,247	7.0	2,911	11.0
Real estate -mortgages6	-	-	-	-	-	-	2,296	45.0	1,999	38.0
Real estate - commercial	2,166	40.0	2,215	38.0	2,565	36.0	-	-	-	-
Real estate - residential	936	14.0	936	15.0	862	12.0	-	-	-	-
Installment loans to individuals	543	9.0	710	9.0	730	11.0	1,378	14.0	1,058	15.0
Lease financing receivables	41	-	19	1.0	29	1.0	21	1.0	32	1.0
Other	2	-	1	-	-	-	-	-	-	-
	$7,370	100.0	$7,276	100.0	$8,813	100.0	$7,995	100.0	$7,586	100.0

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

Funding Sources

Deposits
As of December 31, 2012, total deposits increased $387.1 million, or 33.2%, to $1.6 billion following an increase of $364.0 million in 2011 to $1.2 billion. Noninterest-bearing deposits increased $125.8 million to $380.6 million and represented 24.5% of total deposits at December 31, 2012, compared to 21.9% at December 31, 2011 and 24.9% at December 31, 2010.  Interest-bearing deposits in money market and savings accounts increased $170.2 million and NOW account deposits increased $103.1 million. Time deposits, which are comprised mostly of certificates of deposits (“CDs”), decreased $12.1 million in 2012.  Net of $90.0 million in PSB CDs acquired, total CDs decreased $102.1 million for the year-ended December 31, 2012 as higher cost, single service CDs added from the acquisitions in 2011 were converted into core deposit relationships or allowed to run-off at maturity.  Core deposits, defined as all deposits other than time deposits of $100,000 or more, increased to 88.5% of total deposits in 2012, following a decline to 84.2% of total deposits at year-end 2011 as a result of the acquisitions completed in that year.   Core deposits totaled 92.6% of total deposits at year-end 2010.  To manage the net interest margin and core deposit balances, we typically offer low- to mid-market rates on CDs.  Additional information on deposits appears in the tables below and in the notes to the consolidated financial statements.

1 Portfolio segments have been revised for 2010 in accordance with Accounting Standards Update 2010-20, effective for periods ending on or after December 15, 2010.

Table 11
Summary of Average Deposits (in thousands)
	2012		2011		2010
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
Noninterest-bearing demand deposits	$274,369	-	$219,669	-	$184,419	-
Interest-bearing deposits:
Savings, NOW, and money market	605,869	0.30%	506,809	0.45%	466,844	0.76%
Time deposits	273,932	0.83%	173,742	1.02%	122,324	1.56%
Total	$1,154,170	0.36%	$900,220	0.45%	$773,587	0.71%

Table 12 Maturity Schedule Time Deposits of $100,000 or More (in thousands)
	2012	2011	2010
3 months or less	$58,938	$40,621	$24,555
Over 3 months through 6 months	31,808	33,435	8,992
Over 6 months through 12 months	53,462	59,779	11,601
Over 12 months	34,966	50,278	13,975
Total	$179,174	$184,113	$59,123

Borrowed Funds
As of December 31, 2012, we had securities sold under repurchase agreements totaling $41.4 million and no federal funds purchased.  At December 31, 2011, we had $46.1 million in securities sold under repurchase agreements and no federal funds purchased.  Retail repurchase agreements, included in securities sold under agreements to repurchase, decreased $4.7 million, from $33.6 million at December 31, 2011 to $28.9 million at December 31, 2012.  Also included in securities sold under agreements to repurchase is a $12.5 million reverse repurchase agreement we entered into with Citigroup Markets, Inc. (“CGMI”) in July of 2007.  The reverse repurchase agreement provided low cost funding to meet liquidity demands.  Under the terms of the agreement, interest is payable at a fixed rate of 4.57% for the remainder of the term.  The repurchase date is scheduled for August 9, 2017; however, the agreement is subject to call by CGMI quarterly.

We assumed at fair value approximately $29.1 million of borrowed funds from PSB, which included $27.1 million in FHLB advances and $2.0 million of notes payable with First National Bankers Bank.  The FHLB advances are fixed rate advances with rates ranging from 1.985% to 5.057% and have a range of maturities from January 2013 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.  The notes payable with First National Bankers Bank requires annual payments of $250,000 and bear a variable interest rate equal to New York Prime less fifty basis points.

A description of the junior subordinated debentures outstanding as of December 31, 2012 is as follows:

Table 13
Junior Subordinated Debentures (dollars in thousands)
Date Issued	Maturity Date	Interest Rate	Callable After	Amount
February 22, 2001	February 22, 2031	10.20%	February 22, 2011	$7,217
July 31, 20011	July 9, 2031	3 month LIBOR plus 3.30%	July 31, 2006	5,671
September 20, 2004	September 20, 2034	3 month LIBOR plus 2.50%	September 20, 2009	8,248
October 12, 20061	October 12, 2036	3 month LIBOR plus 1.85%	June 26, 2011	5,155
June 21, 20071	June 21, 2037	3 month LIBOR plus 1.70%	June 15, 2012	3,093
				$29,384

(1) Assumed in PSB acquisition.

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

In 2012, 2011, and 2010, we did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or FRB discount window that exceeded 30% of our stockholders’ equity for such year.

Capital
As described under “Business - Supervision and Regulation,” we are required to maintain certain minimum capital levels for the Company and the Bank.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At December 31, 2012, the Company and the Bank were in compliance with statutory minimum capital requirements.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 capital to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of December 31, 2012, the Company’s leverage ratio was 11.82% as compared to 11.14% at December 31, 2011.  Tier 1 capital to risk weighted assets was 13.46% and 16.10% for 2012 and 2011, respectively.  Total capital to risk weighted assets was 14.10% and 16.97%, respectively, for the same periods.  For regulatory purposes, Tier 1 Capital includes $28.5 million of the junior subordinated debentures issued by the Company and assumed in the PSB acquisition.  For financial reporting purposes, these funds are included as a liability under GAAP.  The Bank’s leverage ratio was 11.58% and 8.91% at December 31, 2012 and 2011, respectively.

The FDIC Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates.  The Bank was classified as “well capitalized” as of December 31, 2012.  No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading Balance Sheet Analysis - Securities, $12.6 million in unrealized gains on securities available-for-sale, less a deferred tax liability of $4.4 million, was recorded as an addition to stockholders’ equity as of December 31, 2012.  As of December 31, 2011, $11.7 million in unrealized gains on securities available-for-sale, less a deferred tax liability of $4.0 million, was recorded as an addition to stockholders' equity.  While the net unrealized loss or gain on securities available-for-sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios.  The net unrealized gains and losses reported for December 31, 2012 and 2011, however, did affect the equity-to-assets ratio for financial reporting purposes.  The ratio of equity-to-assets was 10.22% at December 31, 2012 and 11.59% at December 31, 2011.

Asset/Liability Management and Interest Rate Sensitivity
Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest.  The primary objective of our asset and liability management process is to evaluate interest rate sensitivity inherent in our balance sheet components and establish guidelines to manage that risk within acceptable performance levels.  Management and our Board of Directors are responsible for determining the appropriate level of acceptable risk based on our strategic focus, regulatory requirements for capital and liquidity, and the market environment. Our Board of Directors established an Asset/Liability management committee (“ALCO”), comprised of certain executive and senior officers of the Bank, to measure and monitor interest rate risk within defined parameters.  During 2012, ALCO utilized an internal model of asset and liability management to measure interest rate risk using net interest income simulation and economic value of equity sensitivity analysis.  The model captures data from our internal operating systems, an external investment portfolio accounting system and additional information regarding rates and prepayment characteristics to construct an analysis that presents differences in repricing, cash flows and the maturity characteristics of earning assets and interest-bearing liabilities for selected time periods.

This data, combined with additional assumptions including repricing rates and payment characteristics, were used to perform instantaneous parallel rate shift and alternate rate shift simulations.  Instantaneous parallel rate shifts are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount. Alternate rate shifts include floor rates that generally provide more realistic projections of changes in net interest income and market risk.  Results of the simulations were compared to a base case scenario that provided projected net interest income over the next 12 months with no change in the balance sheet.  The estimated percentage changes in projected net interest income due to changes in interest rates of alternate down 100 basis points, parallel up 200, and up300 basis points as determined through the simulations are detailed below.  At December 31, 2012, the interest rate risk model results were within policy guidelines and indicated that our balance sheet is slightly asset sensitive.  The results of the interest rate risk modeling are reviewed by ALCO and discussed quarterly at Funds Management committee meetings of our Board of Directors.

Net Interest Income at Risk in Year 1
Changes in Interest Rates	Estimated Increase /Decrease in NII at December 31, 2012
Shock Up 300 basis points	2.62%
Shock Up 200 basis points	2.24%
Alternate Down 100 basis points	(1.16)%

In January 2011, we revised our asset/liability and funds management policy to allow for the use of interest rate derivatives.  During 2012, we entered into two loan level interest rate swaps with customers that had current notional balances totaling $2.5 million as of December 31, 2012.  These agreements effectively converted both fixed rate loans originated into floating rates that are tied to the one month LIBOR.  Concurrently, we entered into interest rate swap agreements with a third party brokerage firm that effectively offset the interest rate risk associated with the customers’ interest rate swaps.  As a result, these swap agreements have no impact on our earnings.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $98.9 million in projected cash flows from securities repayments during 2013 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the Federal Reserve Bank of Atlanta (“FRB”) and with the FHLB–Dallas.  As of December 31, 2012, we had no borrowings with the FRB-Atlanta.  We assumed at fair value $27.1 million in FHLB advances from PSB.  The Company has $20.3 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $322.3 million if necessary to meet liquidity needs.  Additionally, $137.8 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $206.1 million at December 31, 2012.  Additional unsecured borrowing lines totaling $48.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity
In August 2011, the Company repaid $20.0 million in Series A Preferred Stock issued in 2009 to the Treasury under the CPP with funds from the Treasury’s SBLF program authorized by Congress under the Small Business Jobs Act of 2010.  As a result of the repurchase of the Series A Preferred Stock, all of the TARP limitations affecting the Company were removed.  In connection with the SBLF transaction, the Company issued $32.0 million in Series B Preferred Stock to the Treasury.  Net of $20.0 million used to repay the Series A Preferred Stock, the remaining $12.0 million was injected into the Bank as additional common equity capital.  The dividend rate on the Series B Preferred Stock at March 31, 2012 was 5% per annum. For future quarters through the ninth calendar quarter, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s level of “Qualified Small Business Lending” or “QSBL.” If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the Series B Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% per annum.  As of December 31, 2012, the dividend rate was 4.60% per annum.

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series B and Series C Preferred Stock and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001.  In December 2012, we acquired $13.9 million in unsecured junior subordinated debentures from PSB.  The terms of the junior subordinated debentures are described in the notes to the consolidated financial statements.  No dividends were paid by the Bank to the Company in 2011 or 2012; however, as of January 1, 2013, the Bank had the ability to pay dividends to the Company of approximately $23.0 million without prior approval from the OCC.  At December 31, 2012, the parent company had approximately $5.0 million cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock, preferred stock and other securities to provide funds as needed for operations and future growth of the Company and the Bank.

Dividends
The primary source of cash dividends on the Company's common stock is dividends from the Bank. The Bank has the ability to declare dividends to the Company of up to $23.0 million as of December 31, 2012 without prior approval of the OCC.  However, the Bank’s ability to pay dividends would be prohibited if the result would cause the Bank’s regulatory capital to fall below minimum requirements.

Cash dividends totaling $2.9 million and $2.8 million were declared to common stockholders during 2012 and 2011, respectively.  During 2010 and through August of 2011, pursuant to the terms of the agreements between us and the Treasury governing the CPP Transaction, we could not pay cash dividends on our common stock in excess of $0.28 per share per year.

Off Balance Sheet Arrangements and Other Contractual Obligations
In the normal course of business we use various financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.  We did not have an average balance in any category of short-term borrowings detailed below in 2012, 2011, or 2010 that exceeded 30% of our stockholders’ equity for such year.  Additional information regarding contractual obligations appears in the notes to the consolidated financial statements.  The following table presents significant contractual obligations as of December 31, 2012.

Table 14
Contractual Obligations (in thousands)
	Payment due by period
		1 year	> 1-3	> 3-5	More than
	Total	or less	years	years	5 years
Time deposits	$312,478	$242,778	$55,973	$13,723	$4
Federal funds purchased	-	-	-	-	-
Long-term debt obligations	58,512	309	636	17,315	40,252
Retail Repurchase Agreements	28,947	28,947	-	-	-
Reverse Repurchase Agreements	12,500	-	-	12,500	-
Operating lease obligations	21,223	2,264	4,081	3,267	11,611
Total	$433,660	$274,298	$60,690	$46,805	$51,867

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto, presented herein, have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of operations.  Unlike most industrial companies, nearly all of our assets and liabilities are financial in nature.  As a result, interest rates generally have a greater impact on our performance than do the effects of general levels of inflation. For additional information, see “Funding Sources – Asset Liability Management and Interest Rate Sensitivity.”

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Information regarding market risk appears under the heading Interest Rate Sensitivity under Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations included in this filing.

Item 8 – Financial Statements and Supplementary Data

Consolidated Balance Sheets
December 31, 2012 and 2011
(dollars in thousands, except share data)
	2012	2011
Assets
Cash and due from banks, including required reserves of $14,083 and $7,990, respectively	$46,297	$26,775
Interest-bearing deposits in banks	20,276	56,128
Federal funds sold	7,000	400
Time deposits held in banks	881	710
Securities available-for-sale, at fair value (cost of $412,065 at December 31, 2012 and $355,496 at December 31, 2011)	424,617	367,241
Securities held-to-maturity (estimated fair value of $156,924 at December 31, 2012 and $101,131 at December 31, 2011)	153,524	100,472
Other investments	8,310	5,637
Loans	1,046,940	746,305
Allowance for loan losses	(7,370)	(7,276)
Loans, net	1,039,570	739,029
Bank premises and equipment, net	63,461	44,598
Accrued interest receivable	6,691	5,607
Goodwill	42,781	24,959
Intangibles	9,047	7,147
Cash surrender value of life insurance	13,183	4,853
Other real estate	7,496	7,369
Other assets	8,594	5,831
Total assets	$1,851,728	$1,396,756

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$380,557	$254,755
Interest-bearing	1,171,347	910,051
Total deposits	1,551,904	1,164,806
Securities sold under agreements to repurchase	41,447	46,078
Notes payable	29,128	-
Junior subordinated debentures	29,384	15,465
Other liabilities	10,624	8,570
Total liabilities	1,662,487	1,234,919
Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at December 31, 2012 and 2011	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 99,971 shares issued and outstanding at December 31, 2012 and no shares issued and outstanding at December 31, 2011	9,997	-
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,386,611 and 10,615,983 issued and 11,236,134 and 10,465,506 outstanding at December 31, 2012 and December 31, 2011, respectively	1,139	1,062
Additional paid-in capital	110,603	98,842
Accumulated other comprehensive income	8,159	7,752
Treasury stock- 150,477 shares at December 31, 2012 and 2011, at cost	(3,286)	(3,286)
Retained earnings	30,629	25,467
Total stockholders’ equity	189,241	161,837
Total liabilities and stockholders’ equity	$1,851,728	$1,396,756

See notes to consolidated financial statements.

Consolidated Statements of Earnings
Years Ended December 31, 2012, 2011 and 2010
(in thousands, except per share data)
	2012	2011	2010
Interest income:
Loans, including fees	$49,776	$41,887	$40,029
Investment securities:
Taxable	8,083	5,362	3,699
Nontaxable	2,880	3,393	3,967
Other interest income	283	365	429
Total interest income	61,022	51,007	48,124

Interest expense:
Deposits	4,100	4,024	5,468
Borrowings	756	807	953
Junior subordinated debentures	984	971	974
Total interest expense	5,840	5,802	7,395

Net interest income	55,182	45,205	40,729
Provision for loan losses	2,050	3,925	5,020
Net interest income after provision for loan losses	53,132	41,280	35,709

Noninterest income:
Service charges on deposit accounts	7,430	6,921	9,673
Gain on securities, net	204	99	3
ATM and debit card income	4,605	3,802	3,360
Other charges and fees	2,705	2,239	1,821
Total noninterest income	14,944	13,061	14,857

Noninterest expenses:
Salaries and employee benefits	24,713	21,763	20,352
Occupancy expense	11,320	9,281	8,727
ATM and debit card expense	1,559	1,256	1,465
Other	17,063	17,004	13,274
Total noninterest expense	54,655	49,304	43,818

Income before income taxes	13,421	5,037	6,748
Income tax expense	3,779	564	968
Net earnings	9,642	4,473	5,780
Dividends on preferred stock and accretion of warrants	1,547	1,802	1,198
Net earnings available to common stockholders	$8,095	$2,671	$4,582

Earnings per common share:
Basic	$0.77	$0.27	$0.47
Diluted	$0.77	$0.27	$0.47

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012, 2011 and 2010
(in thousands)
	2012	2011	2010
Net earnings	$9,642	$4,473	$5,780
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the year net of income tax expense of $291, $1,872, and $143 respectively	540	3,635	280
Reclassification adjustment for net gains on sales of securities available-for-sale, net of income tax expense of $71, $34 and $1, respectively	(133)	(65)	(2)
Total other comprehensive income	407	3,570	278
Total comprehensive income	$10,049	$8,043	$6,058

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012, 2011 and 2010
(in thousands, except share and per share data)
	Preferred Stock		Common Stock				Accumulated Other
	Shares	Amount	Shares	Amount	Surplus	ESOP Obligation	Comprehensive Income	Treasury Stock	Retained Earnings	Total
Balance December 31, 2009	20,000	$19,211	9,488,933	$949	$85,263	$(217)	$3,904	$(3,544)	$23,711	$129,277
Net earnings	-	-	-	-	-	-	-	-	5,780	5,780
Issuance of common and treasury stock due to overallotment, net of discount and offering expenses	-	-	384,811	38	4,472	-	-	258	-	4,768
Dividends on preferred stock and accretion of common stock warrants	-	197	-	-	-	-	-	-	(1,198)	(1,001)
Dividends on common stock - $0.28 per share	-	-	-	-	-	-	-	-	(2,721)	(2,721)
Exercise of stock options	-	-	6,999	1	50	-	-	-	-	51
ESOP compensation expense	-	-	-	-	58	113	-	-	-	171
Stock compensation expense	-	-	-	-	50	-	-	-	-	50
Change in accumulated other comprehensive income	-	-	-	-	-	-	278	-	-	278
Balance December 31, 2010	20,000	19,408	9,880,743	988	89,893	(104)	4,182	(3,286)	25,572	136,653
Net earnings	-	-	-	-	-	-	-	-	4,473	4,473
Issuance of common stock for acquisitions	-	-	725,000	73	8,765	-	-	-	-	8,838
Dividends on Series A preferred stock and accretion of common stock warrants	-	592	-	-	-	-	-	-	(1,242)	(650)
Redemption of Series A preferred stock	(20,000)	(20,000)	-	-	-	-	-	-	-	(20,000)
Issuance of Series B preferred stock	32,000	32,000	-	-	-	-	-	-	-	32,000
Dividends on Series B preferred stock	-	-	-	-	-	-	-	-	(560)	(560)
Dividends on common stock - $0.28 per share	-	-	-	-	-	-	-	-	(2,776)	(2,776)
Exercise of stock options	-	-	10,240	1	66	-	-	-	-	67
Tax benefit resulting from exercise of stock options	-	-	-	-	1	-	-	-	-	1
ESOP compensation expense	-	-	-	-	42	104	-	-	-	146
Stock option and restricted stock compensation expense	-	-	-	-	75	-	-	-	-	75
Change in accumulated other comprehensive income	-	-	-	-	-	-	3,570	-	-	3,570
Balance December 31, 2011	32,000	32,000	10,615,983	1,062	98,842	-	7,752	(3,286)	25,467	161,837
Net earnings	-	-	-	-	-	-	-	-	9,642	9,642
Issuance of common stock for acquisitions	-		756,511	76	11,454	-	-	-	-	11,530
Issuance of Series C preferred stock for acquisitions	99,971	9,997	-	-	-	-	-	-	-	9,997
Dividends on Series B preferred stock	-	-	-	-	-	-	-	-	(1,547)	(1,547)
Dividends on common stock - $0.28 per share	-	-	-	-	-	-	-	-	(2,933)	(2,933)
Exercise of stock options	-	-	14,117	1	99	-	-	-	-	100
Tax benefit resulting from exercise of stock options, net adjustment	-	-	-	-	1	-	-	-	-	1
Stock option and restricted stock compensation expense	-	-	-	-	207	-	-	-	-	207
Change in accumulated other comprehensive income	-	-	-	-	-	-	407	-	-	407
Balance December 31, 2012	131,971	$41,997	11,386,611	$1,139	$110,603	$-	$8,159	$(3,286)	$30,629	$189,241

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011, and 2010
(in thousands)
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$9,642	$4,473	$5,780
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,799	3,265	3,300
Amortization (accretion) of purchase accounting adjustments	(2,067)	(752)	98
Provision for loan losses	2,050	3,925	5,020
Deferred tax expense (benefit)	1,651	(491)	(1,033)
Amortization of premiums on securities, net	1,878	910	1,226
Amortization of other investments	15	14	-
Net loss on sale of other real estate	163	66	150
Net write down of other real estate owned	582	476	241
Net loss on sale/disposal of premises and equipment	6	126	132
Stock compensation expense	150	13	6
Restricted stock expense	57	62	44
Gain on sale and liquidation of securities available-for-sale	(204)	(99)	(3)
Change in accrued interest receivable	745	(331)	180
Change in accrued interest payable	(181)	(120)	(149)
Write-down of goodwill	136	-	-
Change in other assets and liabilities, net	(475)	1,667	2,271
Net cash provided by operating activities	17,947	13,204	17,263
Cash flows from investing activities, net of effect of purchase acquisitions in 2011 and 2012:
Net change in time deposits in other banks	1	5,164	20,958
Proceeds from liquidation of equity security included in securities available-for-sale	-	-	75
Proceeds from maturities and calls of securities available-for-sale	146,019	81,030	33,242
Proceeds from maturities and calls of securities held-to-maturity	24,340	900	1,455
Proceeds from sale of securities available-for-sale	6,558	3,895	-
Purchases of securities available-for-sale	(100,384)	(149,332)	(26,107)
Purchases of securities held-to-maturity	(38,160)	(101,493)	-
Proceeds from redemption of other investments	500	82	-
Purchases of other investments	(189)	(449)	(173)
Net change in loans	(41,335)	(49,875)	(1,050)
Purchases of premises and equipment	(10,245)	(3,656)	(1,291)
Proceeds from sale of premises and equipment	-	9	3
Net cash associated with Jefferson Bank acquisition	-	93,800	-
Net cash associated with First Louisiana National Bank acquisition	-	19,708	-
Net cash associated with Beacon Federal acquisition	-	52,170	-
Net cash associated with Peoples State Bank acquisition	7,044	-	-
Proceeds from sale of other real estate owned	555	541	766
Purchase of other real estate	-	-	(450)
Net cash (used in) provided by investing activities	(5,296)	(47,506)	27,428
Cash flows from financing activities, net of effect of purchase acquisitions in 2011 and 2012:
Change in deposits	(12,432)	15,041	27,487
Change in securities sold under agreements to repurchase	(5,539)	2,252	(3,233)
Change in federal funds purchased	-	-	(1,700)
Issuance of Series B preferred stock	-	32,000	-
Redemption of Series A preferred stock	-	(20,000)	-
Issuance of common stock and treasury stock, net of offering expenses	-	-	4,768
Proceeds from exercise of stock options	100	67	51
Tax benefit due to exercise of stock options	1	1	-
Payment of dividends on preferred stock	(1,579)	(938)	(1,001)
Payment of dividends on common stock	(2,932)	(2,725)	(2,507)
Net cash (used in) provided by financing activities	(22,381)	25,698	23,865
Net increase (decrease) in cash and cash equivalents	(9,730)	(8,604)	68,556
Cash and cash equivalents, beginning of year	83,303	91,907	23,351
Cash and cash equivalents, end of year	$73,573	$83,303	$91,907

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2012, 2011, and 2010
(in thousands)
	2012	2011	2010
Supplemental cash flow information:
Interest paid	$5,978	$5,608	$7,544
Income taxes paid	2,785	835	1,051
Noncash investing and financing activities:
Common stock issued in acquisition	11,530	8,838	-
Accretion of warrants	-	592	197
Change in accrued common stock dividends	1	51	218
Change in accrued preferred stock dividends	(32)	272	-
Net change in loan to ESOP	-	104	113
Change in unrealized gains/losses on securities available-for-sale, net of tax	407	3,570	278
Transfer of loans to other real estate	879	7,319	1,222
Financed sales of other real estate	290	73	30

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of MidSouth Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries MidSouth Bank, N.A. (the “Bank”) and Financial Services of the South, Inc. (the “Finance Company”), which has liquidated its loan portfolio.  All significant intercompany accounts and transactions have been eliminated in consolidation.  We are subject to regulation under the Bank Holding Company Act of 1956.  The Bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

We are a financial holding company headquartered in Lafayette, Louisiana operating principally in the community banking business by providing banking services to commercial and retail customers through the Bank. The Bank is community oriented and focuses primarily on offering competitive commercial and consumer loan and deposit services to individuals and small to middle market businesses in Louisiana and central and east Texas.

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

Investment Securities—We determine the appropriate classification of debt securities at the time of purchase and reassesses this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. We had no trading account securities during the three years ended December 31, 2012. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity.

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

Generally, commercial, financial, and agricultural loans; construction loans; commercial real estate loans; consumer loans; and finance leases which become 90 days delinquent are either in the process of collection through repossession or foreclosure or are deemed currently uncollectible. The portion of loans deemed currently uncollectible, due to insufficient collateral, are charged-off against the allowance for loan losses. All loans requested to be charged-off must be specifically authorized by in-house legal counsel and the CEO.  Requests may be initiated by collection personnel, bank counsel, loan review, and lending personnel.  Charge-offs will be reviewed by in-house legal counsel and the CEO to ensure the propriety and accuracy of charge-off recommendations.  Factors considered when determining loan collectability and amount to be charged off for all segments in our loan portfolio include delinquent principal or interest repayment, the ability of borrower to make future payments, collateral value of outstanding debt, and the adequacy of guarantors support.  It is the responsibility of in-house legal counsel to report all charge-offs to the Board of Directors or its designated Committee for ratification.

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

Management and the Board of Directors believe the allowance for loan losses is appropriate at December 31, 2012.  While determination of the allowance for loan losses is based on available information at a given point in time, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

Interest Rate Swap Agreements—Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheets and, as required by ASC 815, the Company records all derivatives at fair value.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional balance of interest rate swap agreements held by the Company at December 31, 2012 was minimal and not material to the consolidated balance sheet.

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

Recent Accounting Pronouncements— In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update.  ASU No. 2011-03 was effective for the quarter ended March 31, 2012 and did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The amendments in this Update are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test.  The Update also enhances consistency of impairment testing guidance among long-lived asset categories by permitting entities to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing for impairment, which is equivalent to the impairment testing requirements for other long-lived assets.  Under the amendments in this Update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired.  The Update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 did not have a material impact on the Company’s results of operations, financial position or disclosures.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2012.  The reclassifications had no impact on net income or stockholders equity.

2.	ACQUISITION ACTIVITY

Acquisition of PSB Financial Corporation

On December 28, 2012, the Company acquired all of the outstanding common stock of PSB Financial Corporation (“PSB”), the holding company of Many, Louisiana based The Peoples State Bank, for total consideration of $39.5 million, which resulted in preliminary goodwill of $18.0 million, as shown in the following table (dollars in thousands):

	Number of Shares	Amount
Equity consideration:
Common stock issued	756,511	$11,530
Preferred stock issued	99,971	9,997
Non-equity consideration:
Cash		16,003
Contingent value right		2,000
Total consideration paid		39,530
Fair value of net assets acquired including identifiable intangible assets		(21,572)
Goodwill		$17,958

The fair value of the 756,511 shares of common stock issued as part of the equity consideration paid for PSB ($11.5 million) was determined on the basis of the average of the closing market prices for the twenty days prior to the signing of the Agreement and Plan of Merger.

The transaction was accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values on the acquisition dates. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information relative to fair values become available.  Assets acquired, excluding goodwill, totaled $465.0 million, including $260.1 million in loans, $17.8 million in cash, $152.7 million of investment securities, $12.4 million of fixed assets and $2.7 million of identifiable intangible assets.  Liabilities assumed were $443.5 million, including $400.6 million of deposits.

Preliminary goodwill of $18.0 million is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the businesses as well as the economies of scale expected from combining the operations of the acquired banks with those of the Company.  None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table provides the assets purchased and the liabilities assumed and the adjustments to fair value (in thousands):

	As Recorded	Fair Value	Fair
Assets	By PSB	Adjustments	Value
Cash	$17,847	$-	$17,847
Federal funds sold	5,200	-	5,200
Time deposits held in banks	172	-	172
Investment securities	152,667	-	152,667
Loans receivable	269,053	(9,000)	260,053
Fixed assets	11,845	578	12,423
Core deposit intangible	-	2,662	2,662
Cash surrender value of life insurance	8,234	-	8,234
Other real estate owned	838	-	838
Other assets	4,635	314	4,949
Total assets acquired	$470,490	$(5,446)	$465,045

Liabilities
Deposits	$399,845	$722	$400,567
FHLB advances	25,296	1,832	27,128
Notes payable	2,000	-	2,000
Junior subordinated debentures	13,919	-	13,919
Other liabilities	2,606	(2,747)	(141)
Total liabilities assumed	$443,666	$(193)	443,473
Fair value of net assets acquired including identifiable intangible assets			$21,572

The discounts on loans receivable will be accreted to interest income over the estimated average life of the loans using the level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.  The deposit premiums will be amortized over the average life of the related deposits as a reduction of interest expense.  The premiums on FHLB advances will be amortized over the life of the related advances as a reduction of interest expense.

There were no material operating results of PSB between December 28, 2012 and December 31, 2012.  Therefore, the operating results of the Company for the year ended December 31, 2012 includes no operating results for PSB.

The following unaudited pro forma information presents the results of operations for the years ended December 31, 2012 and 2011, as if the acquisition had occurred at January 1, 2011 (in thousands).  These adjustments include the impact of certain purchase accounting adjustments such as intangible assets amortization and the impact of the increase in the bond amortization as a result of the acquisition.  In addition, the $1.2 million in merger expenses related to the acquisition are included for the year ended December 31, 2012.

	December 31,
	2012	2011
Total revenues, net of interest expense	$89,845	$80,573
Net income	14,694	10,361
Earnings per share – basic	1.12	0.76
Earnings per share - diluted	1.09	0.75

In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the fair valuation of acquired loans.  Acquired loans are initially recorded at their acquisition date fair values.  The carryover of the allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at acquisition date.  Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions including the remaining life of the acquired loans, estimated prepayments, estimated value of the underlying collateral and net present value of cash flows expected to be collected.  Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the acquirer will be unable to collect all contractually required payments are specifically identified and analyzed.  The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount.  The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan.

Loans at the acquisition date are presented in the following table (in thousands):

	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Commercial, financial and agricultural	$82	$59,011	$59,093
Real estate – construction	-	16,431	16,431
Real estate – commercial	4,205	127,866	132,071
Real estate – residential	455	34,232	34,687
Installment loans to individuals	-	17,652	17,652
Other	-	119	119
Total	$4,742	$255,311	$260,053

The following table presents information about the acquired impaired loans at acquisition (in thousands):

Contractually required principal and interest payments	$7,449
Non-accretable discount	2,084
Cash flows expected to be collected	5,365
Accretable discount	623
Fair value of loans acquired with a deterioration of credit quality	$4,742

In connection with the PSB acquisition, the Company recorded a liability for contingent payment of $2.0 million to stockholders of PSB based on the complete payoff before December 28, 2015 less charge-offs of up to $3.0 million of certain Identified Loans in The Peoples State Bank legacy loan portfolio.   Generally, no contingent payment will be made if the net charge-offs on the Identified Loans exceeds $3.0 million.

Acquisitions of certain locations of Jefferson Bank, First Louisiana National Bank and the Tyler, Texas branch of Beacon Federal

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

The following table provides the assets purchased and the liabilities assumed and the adjustments to fair value for the Jefferson Bank acquisition (in thousands):

	As Recorded	Fair Value	Fair
Assets	By Jefferson	Adjustments	Value
Cash	$93,800	$-	$93,800
Investment securities	175	-	175
Loans receivable	59,818	(2,124)	57,694
Fixed assets	2,240	1,392	3,632
Core deposit intangible	-	2,702	2,702
Other assets	327	-	327
Total assets acquired	$156,360	$1,970	$158,330

Liabilities
Deposits	$164,368	$1,405	$165,773
Other liabilities	283	-	283
Total liabilities assumed	164,651	1,405	166,056
Excess of liabilities assumed over assets acquired	$8,291
Aggregate fair value adjustments		$565
Goodwill			$7,726

The following table provides the assets purchased and the liabilities assumed and the adjustments to fair value for the FLNB acquisition (in thousands):

	As Recorded	Fair Value	Fair
Assets	By FLNB	Adjustments	Value
Cash	$31,208	$-	$31,208
Time deposits held in banks	710	-	710
Investment securities	32,625	(1)	32,624
Other investments	140	-	140
Loans receivable	48,645	(693)	47,952
Fixed assets	2,234	1,445	3,679
Core deposit intangible	-	3,434	3,434
Other assets	641	-	641
Total assets acquired	$116,203	$4,185	$120,388

Liabilities
Deposits	$103,857	$134	$103,991
Other liabilities	167	-	167
Total liabilities assumed	$104,024	$134	104,158
Fair value of net assets acquired including identifiable intangible assets			$16,230

The following table provides the assets purchased and the liabilities assumed and the adjustments to fair value for the Beacon Federal acquisition (in thousands):

	As Recorded	Fair Value	Fair
Assets	By Beacon	Adjustments	Value
Cash	$52,170	$-	$52,170
Loans receivable	23,760	(1,600)	22,160
Fixed assets	288	153	441
Core deposit intangible	-	1,126	1,126
Other assets	51	-	51
Total assets acquired	$76,269	$(321)	$75,948

Liabilities
Deposits	$76,466	$3,331	$79,797
Other liabilities	5	-	5
Total liabilities assumed	76,471	3,331	79,802
Excess of liabilities assumed over assets acquired	$202
Aggregate fair value adjustments		$(3,652)
Goodwill			$3,854

The discounts on loans receivable will be accreted to interest income over the estimated average life of the loans using the level yield method. The core deposit intangible assets are being amortized over a 10 year life on an accelerated basis. The deposit premiums will be amortized over the average life of the related deposits as a reduction of interest expense.

Management determined that the loans acquired in 2011 were performing and that there was no evidence of credit quality deterioration. Therefore, these loans are accounted for under ASC 310-20, and, accordingly, contractual cash flows equal the expected cash flows. The loans are categorized into different loan pools per loan types. The Company determined expected cash flows on the acquired loans based on the best available information at the date of acquisition.  In accordance with GAAP, there was no carry-over of each acquired bank’s previously established allowance for loan losses.

3.	INVESTMENT SECURITIES

The portfolio of securities consisted of the following (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$13,422	$2	$-	$13,424
Obligations of state and political subdivisions	83,093	4,328	-	87,421
GSE mortgage-backed securities	172,932	5,887	-	178,819
Collateralized mortgage obligations: residential	101,381	652	47	101,986
Collateralized mortgage obligations: commercial	28,528	1,233	-	29,761
Other asset-backed securities	12,245	497	-	12,742
Collateralized debt obligation	464	-	-	464
	$412,065	$12,599	$47	$424,617

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$94,339	$662	$2	$94,999
Obligations of state and political subdivisions	90,284	5,865	-	96,149
GSE mortgage-backed securities	105,409	4,078	-	109,487
Collateralized mortgage obligations: residential	40,855	618	5	41,468
Collateralized mortgage obligations: commercial	24,609	529	-	25,138
	$355,496	$11,752	$7	$367,241

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$42,900	$7	$7	$42,900
GSE mortgage-backed securities	89,383	2,819	-	92,202
Collateralized mortgage obligations: residential	5,009	-	-	5,009
Collateralized mortgage obligations: commercial	16,232	581	-	16,813
	$153,524	$3,407	$7	$156,924

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$340	$2	$-	$342
GSE mortgage-backed securities	82,497	550	-	83,047
Collateralized mortgage obligations: commercial	17,635	107	-	17,742
	$100,472	$659	$-	$101,131

With the exception of 3 private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $96,000 and $137,000 at December 31, 2012 and 2011, respectively, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at December 31, 2012 by contractual maturity are shown below (in thousands).  Except for mortgage backed securities, collateralized mortgage obligations, other assets backed securities, and collateralized debt obligations, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$12,731	$12,879
Due after one year through five years	48,421	50,365
Due after five years through ten years	24,665	26,790
Due after ten years	10,698	10,811
Mortgage-backed securities and collateralized mortgage obligations:
Residential	274,313	280,805
Commercial	28,528	29,761
Other asset-backed securities	12,245	12,742
Collateralized debt obligation	464	464
	$412,065	$424,617

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$296	$296
Due after one year through five years	1,068	1,068
Due after five years through ten years	6,029	6,029
Due after ten years	35,507	35,507
Mortgage-backed securities and collateralized mortgage obligations:
Residential	94,392	97,211
Commercial	16,232	16,813
	$153,524	$156,924

Details concerning investment securities with unrealized losses as of December 31, 2012 are as follows (in thousands):

	Securities with losses under 12 months		Securities with losses over 12 months		Total
Available-for-sale:	Fair Value	Gross Unrealized Losses	Fair V alue	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Collateralized mortgage obligations: residential	$10,085	$45	$96	$2	$10,181	$47

	Securities with losses under 12 months		Securities with losses over 12 months		Total
Held-to-maturity:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of state and political subdivisions	$1,128	$7	$-	$-	$1,128	$7

Details concerning investment securities with unrealized losses as of December 31, 2011 are as follows (in thousands):

	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Government sponsored enterprises	$6,204	$2	$-	$-	$6,204	$2
Collateralized mortgage obligations: residential	1,849	1	136	4	1,985	5
	$8,053	$3	$136	$4	$8,189	$7

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

The unrealized losses on debt securities at December 31, 2012 and 2011 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2012 and 2011, management had both the intent and ability to hold impaired securities, and no impairment was evaluated as other than temporary. As a result, no impairment losses were recognized on debt securities during the years ended December 31, 2012, 2011, or 2010.

During the year ended December 31, 2012, the Company sold six securities classified as available-for-sale at a net gain of $204,000.  Of the six securities sold, five securities were sold with gains totaling $235,000 and one security was sold at a loss of $31,000.  During the year ended December 31, 2011, the Company sold five securities classified as available-for-sale and one security classified as held-to-maturity.  Of the available-for-sale securities, four securities were sold with gains totaling $94,000 and one security was sold at a loss of $4,000 for a net gain of $90,000.  The decision to sell the one held-to-maturity security, which was sold at a gain of $9,000, was based on the inability to obtain current financial information on the municipality.  The sale was consistent with action taken on other securities with a similar deficiency, as identified in an external review performed on the municipal securities portfolio.

Of the collateralized mortgage obligations held by the Company at December 31, 2012, 4 out of 56 securities contained unrealized losses.  Of the securities issued by state and political subdivisions held by the Company at December 31, 2012, 4 out of 189 securities contained unrealized losses.

Of the securities issued by U.S. Government sponsored enterprises and SBA held by the Company at December 31, 2011, 5 out of 25 securities contained unrealized losses.  Of the collateralized mortgage obligations, 3 out of 29 contained unrealized losses.

Securities with an aggregate carrying value of approximately $226.2 million and $154.1 million at December 31, 2012 and 2011, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

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

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of December 31, 2012 and 2011, based upon quarterly reviews, we determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
FRB-Atlanta	$2,258	$2,071
FHLB-Dallas	1,862	586
Other bank stocks	2,063	853
Other stocks	7	-
CRA investment	2,120	2,127
	$8,310	$5,637

5.	LOANS

The loan portfolio consisted of the following (in thousands):

	December 31,
	2012	2011
Commercial, financial and agricultural	$315,655	$223,283
Lease financing receivable	5,769	4,276
Real estate – construction	75,334	52,712
Real estate – commercial	414,384	280,798
Real estate – residential	142,858	113,582
Installment loans to individuals	90,561	69,980
Other	2,379	1,674
	1,046,940	746,305
Less allowance for loan losses	(7,370)	(7,276)
	$1,039,570	$739,029

The amounts reported in other loans at December 31, 2012 and 2011 includes the DDA overdraft deposits and loans primarily made to non-profit entities reported for each period.

An analysis of the activity in the allowance for loan losses is as follows (in thousands):

	December 31,
	2012	2011	2010
Balance, beginning of year	$7,276	$8,813	$7,995
Provision for loan losses	2,050	3,925	5,020
Recoveries	300	310	254
Loans charged-off	(2,256)	(5,772)	(4,456)
Balance, end of year	$7,370	$7,276	$8,813

During the years ended December 31, 2012, 2011, and 2010, there were approximately $879,000, $7.3 million, and $1.2 million, respectively, of transfers from loans to ORE.  Included in the $7.3 million added to ORE in 2011 is one credit totaling $4.9 million secured by a condominium complex.  The credit is currently producing positive cash flow from net rental income on a monthly basis.

In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2012 activity with respect to these related party loans and commitments to extend credit is as follows (in thousands):

Balance, beginning of year	$1,980
New loans	21
Change in related parties due to acquisition	4,941
Repayments and adjustments	(21)
Balance, end of year	$6,921

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At December 31, 2012, one industry segment concentration, the oil and gas industry, aggregate more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $146.2 million, or 14.0% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At December 31, 2012, loans secured by commercial real estate (including commercial construction and multifamily loans) totaled approximately $472.4 million.  Of the $472.4 million, $359.2 million represent CRE loans, 57% of which are secured by owner-occupied commercial properties.  Of the $359.2 million in loans secured by commercial real estate, $4.0 million or 1.1% were on nonaccrual status at December 31, 2012.

Allowance for Loan Losses and Recorded Investment in Loans by Portfolio Segment
For the Year Ended December 31, 2012 (in thousands)
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,734	$1,661	$2,215	$936	$710	$19	$1	$7,276
Charge-offs	(1,054)	-	(550)	(126)	(526)	-	-	(2,256)
Recoveries	181	18	1	2	98	-	-	300
Provision	674	468	500	124	261	22	1	2,050
Ending balance	$1,535	$2,147	$2,166	$936	$543	$41	$2	$7,370
Ending balance: individually evaluated for impairment	$391	$57	$35	$30	$114	$-	$-	$627

Loans:
Ending balance	$315,655	$75,334	$414,384	$142,858	$90,561	$5,769	$2,379	$1,046,940
Ending balance: individually evaluated for impairment	$1,636	$936	$2,911	$1,627	$330	$-	$-	$7,440

Allowance for Loan Losses and Recorded Investment in Loans by Portfolio Segment
For the Year Ended December 31, 2011 (in thousands)
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,664	$2,963	$2,565	$862	$730	$29	$-	$8,813
Charge-offs	(1,109)	(2,444)	(1,246)	(283)	(671)	(19)	-	(5,772)
Recoveries	152	14	1	4	138	1	-	310
Provision	1,027	1,128	895	353	513	8	1	3,925
Ending balance	$1,734	$1,661	$2,215	$936	$710	$19	$1	$7,276
Ending balance: individually evaluated for impairment	$240	$2	$321	$21	$98	$-	$-	$682

Loans:
Ending balance	$223,283	$52,712	$280,798	$113,582	$69,980	$4,276	$1,674	$746,305
Ending balance: individually evaluated for impairment	$2,341	$901	$2,271	$1,142	$287	$-	$-	$6,942

Credit Quality Indicators by Class of Loans
As of December 31, 2012 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate – Other	Percentage of Total
Pass	$304,219	$54,737	$396,077	95.76%
Special mention	5,748	684	6,224	1.61%
Substandard	4,503	2,925	7,514	1.90%
Doubtful	1,185	4	4,569	0.73%
	$315,655	$58,350	$414,384	100.00%

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential – Construction	Residential – Prime	Residential – Subprime	Percentage of Total
Pass	$16,785	$137,681	$-	96.64%
Special mention	-	1,612	-	1.01%
Substandard	199	3,565	-	2.35%
	$16,984	$142,858	$-	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - Credit Card	Consumer – Other	Finance Leases Commercial	Other Loans	Percentage of Total
Performing	$6,792	$83,347	$5,769	$2,379	99.57%
Nonperforming	15	407	-	-	0.43%
	$6,807	$83,754	$5,769	$2,379	100.00%

Credit Quality Indicators by Class of Loans
As of December 31, 2011 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate – Other	Percentage of Total
Pass	$216,465	$36,631	$264,542	94.88%
Special mention	1,705	1,104	10,755	2.49%
Substandard	4,809	3,728	5,501	2.57%
Doubtful	304	-	-	0.06%
	$223,283	$41,463	$280,798	100.00%

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential – Construction	Residential – Prime	Residential – Subprime	Percentage of Total
Pass	$9,041	$104,965	$-	91.33%
Special mention	1,077	5,152	-	4.99%
Substandard	1,131	3,465	-	3.68%
	$11,249	$113,582	$-	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - Credit Card	Consumer – Other	Finance Leases Commercial	Other Loans	Percentage of Total
Performing	$5,182	$64,497	$4,276	$1,674	99.60%
Nonperforming	18	283	-	-	0.40%
	$5,200	$64,780	$4,276	$1,674	100.00%

Age Analysis of Past Due Loans by Class of Loans
(in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of December 31, 2012
Commercial, financial, and agricultural	$2,220	$321	$2,580	$5,121	$310,534	$315,655	$1,019
Commercial real estate - construction	66	96	101	263	58,087	58,350	-
Commercial real estate - other	4,131	2,108	3,577	9,816	404,568	414,384	952 952952
Consumer - credit card	24	2	15	41	6,766	6,807	15 15
Consumer - other	421	134	186	741	83,013	83,754	-
Residential - construction	-	-	-	-	16,984	16,984	-
Residential - prime	1,140	317	1,408	2,865	139,993	142,858	-
Residential - subprime	-	-	-	-	-	-	-
Other loans	87	-	-	87	2,292	2,379	-
Finance leases commercial	-	-	-	-	5,769	5,769	-
	$8,089	$2,978	$7,867	$18,934	$1,028,006	$1,046,940	$1,986

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of December 31, 2011
Commercial, financial, and agricultural	$622	$242	$1,856	$2,720	$220,563	$223,283	$64
Commercial real estate - construction	673	166	358	1,197	40,266	41,463	-
Commercial real estate - other	3,185	-	1,878	5,063	275,735	280,798	-
Consumer - credit card	79	-	19	98	5,102	5,200	19
Consumer - other	410	193	269	872	63,908	64,780	8
Residential - construction	-	-	-	-	11,249	11,249	-
Residential - prime	2,457	469	685	3,611	109,971	113,582	140
Residential - subprime	-	-	-	-	-	-	-
Other loans	118	-	-	118	1,556	1,674	-
Finance leases commercial	-	-	-	-	4,276	4,276	-
	$7,544	$1,070	$5,065	$13,679	$732,626	$746,305	$231

Impaired Loans by Class of Loans
(in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2012
With no related allowance recorded:
Commercial, financial, and agricultural	$564	$675	$-	$861	$5
Commercial real estate – construction	771	770	-	834	1
Commercial real estate – other	2,530	3,059	-	1,780	38
Consumer – other	114	122	-	81	1
Residential – prime	1,575	1,575	-	1,213	26
Subtotal:	5,554	6,201	-	4,769	71
With an allowance recorded:
Commercial, financial, and agricultural	1,072	1,072	391	1,128	21
Commercial real estate – construction	165	165	57	85	7
Commercial real estate – other	381	381	35	811	3
Consumer – other	216	216	114	228	6
Residential – prime	52	52	30	172	4
Subtotal:	1,886	1,886	627	2,424	41
Totals:
Commercial	5,483	6,122	483	5,499	75
Consumer	330	338	114	309	7
Residential	1,627	1,627	30	1,385	30
Grand total:	$7,440	$8,087	$627	$7,193	$112

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2011
With no related allowance recorded:
Commercial, financial, and agricultural	$1,157	$1,248	$-	$2,311	$2
Commercial real estate – construction	897	963	-	4,511	9
Commercial real estate – other	1,029	1,029	-	2,958	31
Consumer – other	48	59	-	65	3
Residential – prime	851	851	-	1,334	28
Finance leases commercial	-	-	-	4	-
Other loans	-	-	-	3	-
Subtotal:	3,982	4,150	-	11,186	73
With an allowance recorded:
Commercial, financial, and agricultural	1,184	1,184	240	1,140	58
Commercial real estate – construction	4	4	2	1,580	-
Commercial real estate – other	1,242	1,242	321	1,639	98
Consumer – other	239	242	98	202	10
Residential – prime	291	291	21	255	1
Subtotal:	2,960	2,963	682	4,816	167
Totals:
Commercial	5,513	5,670	563	14,143	198
Consumer	287	301	98	267	13
Residential	1,142	1,142	21	1,589	29
Other	-	-	-	3	-
Grand total:	$6,942	$7,113	$682	$16,002	$240

Modifications by Class of Loans
(in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings as of December 31, 2012:
Commercial, financial, and agricultural	3	$370	$353
Real estate - commercial	3	4,983	4,709
		$5,353	$5,062

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings as of December 31, 2011:
Commercial, financial, and agricultural	4	$447	$444
Consumer - other	1	14	12
		$461	$456

Trouble Debt Restructurings that Subsequently Defaulted (in thousands)

	December 31, 2012		December 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial, and agricultural	4	$259	-	$-

Of the $5.1 million of total trouble debt restructurings (“TDRs”), $4.8 million was acquired with PSB and included four credits, two of which are large commercial credits.  There were no loans added to TDR status during the year ended December 31, 2012.  Two loans identified as TDRs at December 31, 2011 were removed from TDR status during 2012 after the loans were charged off due to insufficient collateral.  One loan previously identified as a troubled debt restructuring at December 31, 2011 was removed from TDR status during 2012 after the loan was paid off.

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

Loans on Nonaccrual Status by Class of Loans
(in thousands)

	December 31, 2012	December 31, 2011
Commercial, financial, and agricultural	$2,015	$1,897
Commercial real estate - construction	941	902
Commercial real estate - other	3,017	2,271
Consumer - credit card	-	-
Consumer - other	409	275
Residential - construction	-	-
Residential - prime	2,505	884
Residential - subprime	-	-
Other loans	-	-
Finance leases commercial	-	-
	$8,887	$6,229

The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $582,000, $749,000, and $981,000 for the years ended December 31, 2012, 2011, and 2010.  Interest actually received on nonaccrual loans at December 31, 2012, 2011, and 2010 was $70,000,  $256,000, and $384,000 respectively.

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Land	$14,949	$9,521
Buildings and improvements	40,505	29,296
Furniture, fixtures, and equipment	23,775	19,647
Automobiles	812	495
Leasehold improvements	10,047	10,006
Construction-in-process	1,562	706
	91,650	69,671
Less accumulated depreciation and amortization	(28,189)	(25,073)
	$63,461	$44,598

Depreciation expense totaled approximately $3.8 million, $3.3 million, and $3.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes to the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are provided in the following table (in thousands):

Balance, December 31, 2010	$9,271
Goodwill acquired during the year	15,688
Balance, December 31, 2011	24,959
Adjustment to goodwill	(136)
Goodwill acquired during the year	17,958
Balance, December 31, 2012	$42,781

The goodwill acquired during the year ended December 31, 2012 was a result of the PSB acquisition completed during the fourth quarter.  The goodwill acquired during the year ended December 31, 2011 was a result of the three acquisitions completed during the third and fourth quarters.

A summary of core deposit intangible assets as of December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Gross carrying amount	$11,674	$9,012
Less accumulated amortization	(2,627)	(1,865)
Net carrying amount	$9,047	$7,147

During 2012, $2.7 million of core deposit intangibles were recorded as a result of the deposits acquired in the 2012 acquisition.  During 2011, $7.3 million of core deposit intangibles were recorded as a result of the deposits acquired in the three 2011 acquisitions.

Amortization expense on the core deposit intangible assets totaled approximately $762,000 in 2012, $230,000 in 2011, and $97,000 in 2010.

The estimated amortization expense on the core deposit intangible assets for the five succeeding years and thereafter is as follows (in thousands):

2013	$1,106
2014	1,106
2015	1,106
2016	1,106
2017	1,106
Thereafter	3,517

8.	DEPOSITS

Deposits consisted of the following (in thousands):

	December 31,
	2012	2011
Noninterest-bearing	$380,557	$254,755
Savings and money market	520,573	350,342
NOW accounts	338,296	235,168
Time deposits less than $100	133,304	140,428
Time deposits $100 or more	179,174	184,113
	$1,551,904	$1,164,806

Time deposits held consist primarily of certificates of deposits.  The maturities for these deposits at December 31, 2012 are as follows (in thousands):

2013	$242,778
2014	43,222
2015	12,751
2016	7,682
2017 and thereafter	6,045
$312,478

Deposits from related parties totaled approximately $29.1 million and $15.7 million at December 31, 2012 and 2011, respectively.

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $41.4 million and $46.1 million at December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, retail repurchase agreements, defined as securities sold under agreements to repurchase from our customers, totaled $28.9 million and $33.6 million, respectively.  These retail repurchase agreements are secured short term borrowings from customers, which may be drawn on demand.  The agreements bear interest at a rate determined by us.  The average rate of the outstanding agreements at December 31, 2012 and 2011 was 0.44% and 0.46%.   The Company had pledged securities with an approximate market value of $52.7 million and $51.1 million as collateral at December 31, 2012 and 2011, respectively.

Also included in securities sold under agreements to repurchase is a $12.5 million repurchase agreement the Company entered into with CitiGroup Global Markets, Inc. (“CGMI”) effective August 9, 2007.  Under the terms of the repurchase agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2012 was 4.57%.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI quarterly.  The Company had pledged securities with a market value $19.5 million and $17.2 million as collateral at December 31, 2012 and 2011, respectively.

In 2012, 2011, and 2010, the Company did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or FRB discount window that exceeded 30% of our stockholders’ equity for such year.

10.	NOTES PAYABLE

The Company acquired at fair value approximately $29.1 million of borrowed funds from PSB, which included $27.1 million in FHLB advances and $2.0 million of notes payable with First National Bankers Bank.

FHLB advances at December 31, 2012 are summarized as follows (in thousands):

	Amount	Weighted Average Rate
FHLB advances maturing in:
2013	$59	5.057%
2014	65	5.057%
2015	71	5.057%
2016	77	5.057%
2017	16,738	3.412%
2019	10,118	1.985%
Total FHLB advances	$27,128

The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans totaling $231.4 million.

The notes payable with First National Bankers Bank requires annual payments of $250,000 and bear an interest rate equal to New York Prime.

The scheduled maturities of notes payable as of December 31, 2012 is as follows (in thousands):

2013	$309
2014	315
2015	321
2016	327
2017	16,988
Thereafter	10,868
$29,128

11.	JUNIOR SUBORDINATED DEBENTURES

A description of the junior subordinated debentures outstanding is as follows (in thousands):

				December 31,
Date Issued	Maturity Date	Interest Rate	Callable After	2012	2011
February 22, 2001	February 22, 2031	10.20%	February 22, 2011	$7,217	$7,217
July 31, 20011	July 9, 2031	3 month LIBOR plus 3.30%	July 31, 2006	5,671	-
September 20, 2004	September 20, 2034	3 month LIBOR plus 2.50%	September 20, 2009	8,248	8,248
October 12, 20061	October 12, 2036	3 month LIBOR plus 1.85%	June 26, 2011	5,155	-
June 21, 20071	June 21, 2037	3 month LIBOR plus 1.70%	June 15, 2012	3,093	-
				$29,384	$15,465

(1)	Assumed in PSB acquisition.

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

12.	COMMITMENTS AND CONTINGENCIES

At December 31, 2012, future annual minimum rental payments due under non-cancellable operating leases are as follows (in thousands):

2013	$2,264
2014	2,125
2015	1,956
2016	1,701
2017	1,566
Thereafter	11,611
$21,223

Rental expense under operating leases for 2012, 2011, and 2010 was approximately $2.5 million, $2.0 million, and $1.7 million, respectively.

The Company is party to various legal proceedings arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

At December 31, 2012, the Company had borrowing lines available through the Bank with the FHLB of Dallas and other correspondent banks.  The Bank had approximately $206.1 million available, subject to available collateral, under a secured line of credit with the FHLB of Dallas.  Additional federal funds lines of credit were available through correspondent banks with approximately $48.5 million available for overnight borrowing at December 31, 2012.  The Bank also had a credit line available through the Federal Reserve of $158.1 million.  As of December 31, 2012, the Company had no borrowings with the FRB-Atlanta.  The Company assumed at fair value $27.1 million in FHLB advances and $2.0 million in notes payable with FNBB from PSB.

13.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Allowance for loan losses	$6,325	$2,474
Alternative minimum tax credit	1,300	1,158
Other	2,575	1,357
Total deferred tax assets	10,200	4,989
Deferred tax liabilities:
Premises and equipment	4,958	3,792
FHLB stock dividends	57	18
Unrealized gains on securities	5,914	3,993
Other	1,747	351
Total deferred tax liabilities	12,676	8,154
Net deferred tax liability	$2,476	$3,165

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of these deductible differences existing at December 31, 2012. Therefore, no valuation allowance is necessary at this time.  The net deferred tax liability is included in other liabilities on the consolidated balance sheets.

Components of income tax expense are as follows (in thousands):

	2012	2011	2010
Current	$2,128	$1,055	$2,001
Deferred expense (benefit)	1,651	(491)	(1,033)
Total income tax expense	$3,779	$564	$968

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 35% for 2012 and 34% for 2011 and 2010 on pre-tax income as follows (in thousands):

	December 31,
	2012	2011	2010
Taxes calculated at statutory rate	$4,697	$1,713	$2,294
Increase (decrease) resulting from:
Tax-exempt interest, net	(988)	(1,121)	(1,293)
Tax credits	-	-	-
Other	70	(28)	(33)
	$3,779	$564	$968

The Company’s federal income tax returns are open and subject to examination from the 2009 tax return year and forward. The various state income and franchise tax returns are generally open from the 2009 and later tax return years based on individual state statutes of limitation. We are not currently under examination by federal or state tax authorities for the 2009, 2010, or 2011 tax years.

14.	EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (“ESOP”) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. In past years, certain ESOP shares were pledged as collateral for debt. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.    The most recent borrowing transaction occurred on February 5, 2009, when the ESOP borrowed $300,000 payable to MidSouth Bank, N.A.    A total of 25,000 shares at $9.89 per share and 5,828 shares at $9.05 per share were purchased with the loan proceeds on February 6, 2009 and February 19, 2009, respectively.  The balance of the note was paid in full on November 10, 2011.  Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity.  In accordance with GAAP, compensation costs relating to shares purchased are based on the fair value of shares committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  ESOP compensation expense consisting of cash contributions for 2012 was approximately $428,000.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2011 and 2010 was approximately $469,000 and $481,000, respectively.  The cost basis of the shares released for 2011 and 2010 was $9.73 per share.  ESOP shares as of December 31, 2012 and 2011 were as follows:

	2012	2011
Allocated shares	573,476	546,722
Shares released for allocation	-	10,757
Total ESOP shares	573,476	557,479

The Company has deferred compensation arrangements with certain officers, which will provide them with a fixed benefit after retirement. The Company recorded a liability of approximately $1.2 million at December 31, 2012 and $1.1 million at December 31, 2011 in connection with these agreements.  Deferred compensation expense recognized in 2012, 2011, and 2010 was approximately $68,000, $232,000, and $125,000, respectively.

The Company sponsors defined contribution post-retirement benefit agreements to provide death benefits for the designated beneficiaries of certain of the Company's executive officers.  Under the agreements, split-dollar whole life insurance contracts were purchased on certain executive officers. The increase in the cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Company's contribution to the agreements each year.  In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the agreements.  During 2012, 2011, and 2010, the Company incurred expenses of $39,000, $9,000 and $30,000, respectively, related to the agreements.

The Company has a 401(k) retirement plan covering substantially all employees who have been employed for 90 days and meet certain other requirements.  Under this plan, employees can contribute a portion of their salary within the limits provided by the Internal Revenue Code into the plan.  The Company made contributions to the plan totaling $33,000 and $31,000 in 2012 and 2011, respectively.  The Company made no contributions to the plan in 2010.

15.	EMPLOYEE STOCK PLANS

In May of 2007, our stockholders approved the 2007 Omnibus Incentive Compensation Plan to provide incentives and awards for directors, officers, and employees. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), restricted stock awards, stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination, or tandem basis. The 2007 Omnibus Incentive Compensation Plan replaces the 1997 Stock Incentive Plan, which expired February of 2007.  A total of 525,000 of our common shares outstanding were reserved for issuance under the Plan, of which 222,825 were available to be granted as of December 31, 2012.

Stock Options – Of the 307,845 options outstanding at December 31, 2012, 20,983 were issued under the 1997 Stock Incentive Plan and 286,862 were issued under the 2007 Omnibus Incentive Compensation Plan.  All options outstanding at December 31, 2012 are incentive stock options with a term of ten years, 265,343 of which vest 20% each year on the anniversary date of the grant and 42,502 of which vest 16.67% each year.  The following table summarizes activity relating to stock options:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	35,100	$14.07	1.86
Granted	294,803	12.97
Exercised	(14,117)	7.15
Forfeited	(7,941)	12.97
Outstanding at December 31, 2012	307,845	$13.36	8.87	$920,000
Exercisable at December 31, 2012	20,983	$18.72	1.68	$-

A summary of changes in unvested options for the period ended December 31, 2012 is as follows:

	2012
	Number of Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, beginning of year	-	$-
Granted	294,803	4.41
Vested	-	-
Forfeited	(7,941)	4.41
Unvested options outstanding, end of year	286,862	$4.41

As of December 31, 2012 there was a total of $1.1 million in unrecognized compensation cost related to nonvested share-based compensation arrangements.  The total amount of options expensed during the years ended December 31, 2012, 2011 and 2010 was $150,000, $13,000 and $6,000, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Pricing Model.  This model requires management to make certain assumptions, including the expected life of the option, the risk free rate of interest, the expected volatility, and the expected dividend yield.  The risk free rate of interest is based on the yield of a U.S. Treasury security with a similar term.  The expected volatility is based on historic volatility over a term similar to the expected life of the options.  The dividend yield is based on the current yield at the date of grant.  The following assumptions were made in estimating the fair value of the options granted in 2012:

Risk free rate of interest	0.7%
Expected volatility	46.1%
Dividend yield	2.0%
Average expected life (in years)	5

The total intrinsic value of the options exercised was $130,000, $66,000, and $57,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The restricted shares had a fair value of $12.77 per share on the date of issuance.  For the year ended December 31, 2012 and 2011, compensation expense of $57,000 and $62,000, respectively, was recognized related to non-vested restricted stock awards.  As of December 31, 2012, there was $33,000 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan.

The following table summarizes activity relating to non-vested restricted stock awards:

2012
Balance at beginning of year	16,645
Granted	-
Forfeited	(1,332)
Vested	-
Balance at end of year	15,313

16.	STOCKHOLDERS’ EQUITY

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2012, the Bank had approximately $23.0 million available to pay dividends to the parent company without regulatory approval.

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

The Series A preferred stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum.  In August 2011, the Company redeemed all 20,000 outstanding shares of Series A preferred stock at its stated value of $1,000 per share with funds from our issuance of 32,000 shares of Series B preferred stock in connection with the Company’s participation under the U.S. Treasury’s Small Business Lending Fund (“SBLF”).  The remaining $12.0 million of net proceeds from the issuance was provided to the Bank as additional capital.  The dividend rate on the Series B preferred stock going forward will be between 1% and 5% based on the level of qualified small business loans. As of December 31, 2012, the dividend rate was 4.60% per annum.  The Series B preferred stock is nonvoting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B preferred stock.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013.  The Series C Preferred Stock ranks pari passu with the existing Senior Non-Cumulative Perpetual Preferred Stock, Series B, issued in connection with the Company’s participation under the U. S. Treasury’s Small Business Lending Fund and senior to the Company’s common stock.  The Company may redeem the Series C Preferred Stock, subject to regulatory approval, beginning on or after the fifth anniversary of the closing date of the Merger, at a redemption price equal to the liquidation value of the Series C Preferred Stock, plus declared but unpaid dividends, if any.  The Company may also redeem the Series C Preferred Stock, subject to regulatory approval, at the same redemption price prior to the fifth anniversary of the closing date in the event the Series C Preferred Stock no longer qualifies for ‘Tier 1 Capital” treatment by the applicable federal banking regulators.  Holders may convert the Series C Preferred Stock at any time into shares of the Company’s common stock at a conversion price of $18.00 per share, subject to customary antidilution adjustments.  In addition, on or after the fifth anniversary of the closing date, the Company will have the option to require conversion of the Series C Preferred Stock if the closing price of the Company’s common stock for 20 trading days within any period of 30 consecutive trading days, exceeds 130% of the conversion price.

17.	NET EARNINGS PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	December 31,
	2012	2011	2010
Net earnings	$9,642	$4,473	$5,780
Dividends on preferred stock and accretion of warrants	1,547	1,802	1,198
Net earnings available to common stockholders	$8,095	$2,671	$4,582
Weighted average number of common shares outstanding used in computation of basic earnings per common share	10,482	9,787	9,701
Effect of dilutive securities:
Stock options	24	7	15
Restricted stock	12	5	2
Preferred stock	6	-	-
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	10,524	9,799	9,718

Options to acquire 18,331, 18,331 and 23,335 shares of common stock were not included in computing diluted earnings per share for the year ended December 31, 2012, 2011 and 2010, respectively, because the effect of these shares was anti-dilutive.  For the years ended December 31, 2012, 2011 and 2010, 15,313, 16,645 and 20,847 shares of restricted stock, respectively, were included in computed diluted earnings because the effect of these shares was dilutive.  The remaining 104,384 shares subject to the outstanding warrant issued in connection with the CPP transaction were anti-dilutive and not included in the computation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010.  For the year ended December 31, 2012, 6,088 shares of preferred stock issued as part of the PSB acquisition were included in computed diluted earnings because the effect of these shares was dilutive.  Since the preferred stock issued in connection with the PSB acquisition was issued during the year ended December 31, 2012, there were no shares of preferred stock included in computed diluted earnings for the years ended December 31, 2011 and 2010.

18.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.  Approximately $76.4 million in commitments to extend credit and $1.6 million in letters of credit were added with the PSB acquisition for the year ended December 31, 2012.

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

	Contract or Notional Amount
	2012	2011
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$237,085	$152,145
Letters of credit	9,958	8,347

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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.  Approximately 88% and 90% of these letters of credit were secured by marketable securities, cash on deposit, or other assets at December 31, 2012 and 2011, respectively.

19.	REGULATORY MATTERS

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

As of December 31, 2012, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage capital ratios as set forth in the table (in thousands). There are no conditions or events since those notifications that management believes has changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below (in thousands):

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital to risk weighted assets:
Company	$165,302	14.10%	$93,770	8.00%	N/A	N/A
Bank	$162,159	13.84%	$93,703	8.00%	$117,128	10.00%
Tier I capital to risk weighted assets:
Company	$157,753	13.46%	$46,885	4.00%	N/A	N/A
Bank	$154,610	13.20%	$46,851	4.00%	$70,277	6.00%
Tier I capital to average assets:
Company	$157,753	11.82%	$53,399	4.00%	N/A	N/A
Bank	$154,610	11.58%	$53,421	4.00%	$80,132	6.00%

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital to risk weighted assets:
Company	$144,439	16.97%	$68,085	8.00%	N/A	N/A
Bank	$116,988	13.75%	$68,071	8.00%	$85,089	10.00%
Tier I capital to risk weighted assets:
Company	$136,979	16.10%	$34,043	4.00%	N/A	N/A
Bank	$109,528	12.87%	$34,036	4.00%	$51,054	6.00%
Tier I capital to average assets:
Company	$136,979	11.14%	$49,193	4.00%	N/A	N/A
Bank	$109,528	8.91%	$49,149	4.00%	$73,723	6.00%

20.	FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

Securities Sold Under Agreements to Repurchase—The fair value approximates the carrying value of repurchase agreements due to their short-term nature.

Notes Payable—The fair value of notes payable is estimated using a discounted cash flow analysis that applies interest rates currently being offered on similar types of borrowings with similar terms.

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

Assets Recorded at Fair Value
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities	Fair Value Measurements
	Measured at Fair Value	at December 31, 2012
Description	at December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$13,424	$-	$13,424	$-
Obligations of state and political subdivisions	87,421	-	87,421	-
GSE mortgage-backed securities	178,819	-	178,819	-
Collateralized mortgage obligations: residential	101,986	-	101,986	-
Collateralized mortgage obligations: commercial	29,761	-	29,761	-
Other asset-backed securities	12,742	-	12,742	-
Collateralized debt obligation	464	-	464	-

	Assets / Liabilities	Fair Value Measurements
	Measured at Fair Value	at December 31, 2011
Description	at December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$94,999	$-	$94,999	$-
Obligations of state and political subdivisions	96,149	-	96,149	-
GSE mortgage-backed securities	109,487	-	109,487	-
Collateralized mortgage obligations: residential	41,468	-	41,468	-
Collateralized mortgage obligations: commercial	25,138	-	25,138	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate owned are also level 2 assets measured using appraisals from external parties.

Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

	Assets / Liabilities	Fair Value Measurements
	Measured at Fair Value	at December 31, 2012
Description	at December 31, 2012	Level 1	Level 2	Level 3
Impaired loans	$2,245	$-	$2,245	$-
Other real estate	7,496	-	7,496	-

	Assets / Liabilities	Fair Value Measurements
	Measured at Fair Value	at December 31, 2011
Description	at December 31, 2011	Level 1	Level 2	Level 3
Impaired loans	$2,994	$-	$2,994	$-
Other real estate	7,369	-	7,369	-

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

The estimated fair values of our financial instruments are as follows at December 31, 2012 and 2011 (in thousands):

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,573	$73,573	$-	$-
Time deposits held in banks	881	-	-	883
Securities available-for-sale	424,617	-	424,617	-
Securities held-to-maturity	153,524	-	156,924	-
Other investments	8,310	8,310	-	-
Loans, net	1,039,570	-	-	1,046,495
Cash surrender value of life insurance policies	13,183	-	13,183	-
Financial liabilities:
Non-interest-bearing deposits	380,557	-	380,557	-
Interest-bearing deposits	1,171,347	-	859,183	314,783
Securities sold under agreements to repurchase	41,447	41,447	-	-
Notes payable	29,128	-	-	29,128
Junior subordinated debentures	29,384	-	22,167	7,776

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$83,303	$83,303	$-	$-
Time deposits held in banks	710	-	-	716
Securities available-for-sale	367,241	-	367,241	-
Securities held-to-maturity	100,472	-	101,131	-
Other investments	5,637	5,637	-	-
Loans, net	739,029	-	-	747,156
Cash surrender value of life insurance policies	4,853	-	4,853	-
Financial liabilities:
Non-interest-bearing deposits	254,755	-	254,755	-
Interest-bearing deposits	910,051	-	585,763	327,441
Securities sold under agreements to repurchase	46,078	46,078	-	-
Junior subordinated debentures	15,465	-	8,248	9,095

21.	OTHER NON-INTEREST INCOME AND EXPENSE

For the years ended December 31, 2012, 2011, and 2010, none of the components of other noninterest income were greater than 1% of interest income and noninterest income.

Components of other noninterest expense greater than 1% of interest income and noninterest income consisted of the following for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Professional fees	$2,022	$2,518	$1,787
FDIC fees	930	921	1,331
Marketing expenses	1,648	1,663	1,178
Corporate development expense	1,022	984	656
Data processing	1,689	2,355	1,212
Printing and supplies	1,105	890	659
Expenses on other real estate owned and other assets repossessed	1,767	1,511	798
Amortization of intangibles	762	229	97

22.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions that occurred after December 31, 2012 up through the date of filing this Annual Report on Form 10-K.  No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

23.	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

Balance Sheets
December 31, 2012 and 2011
(in thousands)
	2012	2011
Assets
Cash and interest-bearing deposits in banks	$4,982	$27,894
Other assets	2,233	174
Investment in and advances to subsidiaries	217,049	151,166
Total assets	$224,264	$179,234

Liabilities and Stockholders’ Equity
Liabilities:
Dividends payable	$1,113	$1,144
Notes payable	2,000	-
Junior subordinated debentures	29,384	15,465
Other	2,526	788
Total liabilities	35,023	17,397
Stockholders’ equity	189,241	161,837
Total liabilities and stockholders’ equity	$224,264	$179,234

Statements of Earnings
For the Years Ended December 31, 2012, 2011, and 2010
(in thousands)
	2012	2011	2010
Revenue:
Dividends from Bank and nonbank subsidiaries	$-	$-	$-
Rental and other income	102	908	1,032
	102	908	1,032

Expenses:
Interest on short- and long-term debt	984	971	974
Professional fees	804	337	185
Other expenses	1,126	643	667
	2,914	1,951	1,826
Loss before equity in undistributed earnings of subsidiaries and income taxes	(2,812)	(1,043)	(794)

Equity in undistributed earnings of subsidiaries	11,477	5,167	6,303

Income tax benefit	977	349	271

Net earnings	$9,642	$4,473	$5,780

Statements of Cash Flows
For the Years Ended December 31, 2012, 2011, and 2010
(in thousands)
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$9,642	$4,473	$5,780
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(11,477)	(5,167)	(6,303)
Other, net	(2,307)	144	32
Net cash (used in) provided by operating activities	(4,142)	(550)	(491)

Cash flows from investing activities:
Sale of equity securities	-	-	75
Investments in and advances to subsidiaries	-	(11,972)	-
Outlays for business acquisition, net of cash acquired	(14,360)	-	-
Net cash (used in) provided by investing activities	(14,360)	(11,972)	75

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	4,768
Proceeds from issuance of Series B preferred stock	-	32,000	-
Payment to redeem Series A preferred stock	-	(20,000)	-
Proceeds from exercise of stock options	100	68	51
Payment of preferred dividends	(1,579)	(938)	(1,001)
Payment of common dividends	(2,932)	(2,724)	(2,507)
Other, net	1	-	-
Net cash provided by financing activities	(4,410)	8,406	1,311

Net change in cash and cash equivalents	(22,912)	(4,116)	895
Cash and cash equivalents at beginning of year	27,894	32,010	31,115
Cash and cash equivalents at end of year	$4,982	$27,894	$32,010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited MidSouth Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MidSouth Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MidSouth Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 18, 2013, expressed an unqualified opinion.

Atlanta, Georgia
March 18, 2013

235 Peachtree Street NE | Suite 1800 | Atlanta, Georgia 30303 | Phone 404.588.4200 | Fax 404.588.4222

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of MidSouth Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MidSouth Bancorp, Inc. and subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013, expressed an unqualified opinion on the effectiveness of MidSouth Bancorp, Inc.’s internal control over financial reporting.

Atlanta, Georgia
March 18, 2013

235 Peachtree Street NE | Suite 1800 | Atlanta, Georgia 30303 | Phone 404.588.4200 | Fax 404.588.4222

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors
MidSouth Bank
Lafayette, Louisiana

We have examined the internal control over financial reporting of MidSouth Bank (the “Bank”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Bank's management is responsible for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Bank’s internal control over financial reporting based on our examination.

We conducted our examination in accordance with attestation standards established by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the examination to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our examination included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our examination also included performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

An entity’s internal control over financial reporting is a process affected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and those charged with governance; and (c) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based upon the criteria established in Internal Control – Integrated Framework issued by COSO.

235 Peachtree Street NE | Suite 1800 | Atlanta, Georgia 30303 | Phone 404.588.4200 | Fax 404.588.4222

We were not engaged to, and we have not, performed any procedures with respect to management's assertion regarding compliance with laws and regulations included in the accompanying Report of Management. Accordingly, we do not express any opinion, or any other form of assurance, on management's assertion regarding compliance with laws and regulations.

We also have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MidSouth Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion.

This report is intended solely for the information and use of the board of directors and management of the Bank and the Federal Deposit Insurance Corporation and is not intended to be and should not be used by anyone other than these specified parties.

Atlanta, Georgia
March 18, 2013

Stockholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidSouth Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the year then ended, and have issued our report thereon dated March 15, 2013.

In connection with our audit, nothing came to our attention that caused us to believe that the Company failed to comply with the Small Business Lending Fund Securities Purchase Agreement (the “Agreement”) between the Company and the United States Department of the Treasury (the “Treasury”) dated September 1, 2011, insofar as the Agreement relates to accounting matters provided on the Company’s Supplemental Reports filed with Treasury during the year ended December 31, 2012 under sections 1.3(j) and 3.1(d) of the Agreement, including that the Company’s Supplemental Reports set forth a complete and accurate statement of loans held by the Company in each of the categories described therein for the time periods specified therein. However, our audit was not directed primarily toward obtaining knowledge of such noncompliance.

This report is intended solely for the information and use of the Company and the Treasury and is not intended to be and should not be used by anyone other than these specified parties.

Atlanta, Georgia
March 18, 2013

235 Peachtree Street NE | Suite 1800 | Atlanta, Georgia 30303 | Phone 404.588.4200 | Fax 404.588.4222

Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share data)
	2012
	IV	III	II	I
Interest income	$15,036	$15,355	$15,298	$15,333
Interest expense	1,354	1,468	1,489	1,529
Net interest income	13,682	13,887	13,809	13,804
Provision for loan losses	500	300	575	675
Net interest income after provision for loan losses	13,182	13,587	13,234	13,129
Gain on sale of investments, net	-	69	135	-
Other noninterest income	3,697	3,685	3,830	3,528
Noninterest expense	14,567	13,630	13,790	12,668
Earnings before income taxes	2,312	3,711	3,409	3,989
Income tax expense	683	1,062	931	1,103
Net earnings	1,629	2,649	2,478	2,886
Dividends on preferred stock	367	400	380	400
Net earnings available to common stockholders	$1,262	$2,249	$2,098	$2,486

Earnings per common share - basic	$0.12	$0.21	$0.20	$0.24
Earnings per common share - diluted	$0.12	$0.21	$0.20	$0.24
Market price of common stock
High	$17.06	$16.38	$14.72	$14.39
Low	$13.93	$12.75	$12.72	$12.05
Close	$16.35	$16.17	$14.08	$13.60
Average shares outstanding - basic	10,512,255	10,478,456	10,469,681	10,465,506
Average shares outstanding - diluted	10,599,583	10,517,999	10,496,513	10,480,207

	2011
	IV	III	II	I
Interest income	$14,564	$13,120	$11,935	$11,388
Interest expense	1,489	1,462	1,404	1,447
Net interest income	13,075	11,658	10,531	9,941
Provision for loan losses	775	650	900	1,600
Net interest income after provision for loan losses	12,300	11,008	9,631	8,341
Noninterest income	3,420	3,398	3,213	3,030
Noninterest expense	14,169	13,175	11,233	10,727
Earnings before income tax expense	1,551	1,231	1,611	644
Income tax benefit (expense)	(272)	(131)	(258)	97
Net earnings	1,279	1,100	1,353	741
Dividends on preferred stock	400	804	299	299
Net earnings available to common stockholders	$879	$296	$1,054	$442

Earnings per common share - basic	$0.09	$0.03	$0.10	$0.05
Earnings per common share - diluted	$0.09	$0.03	$0.10	$0.05
Market price of common stock
High	$14.50	$13.95	$15.00	$15.71
Low	$10.15	$9.70	$12.78	$12.82
Close	$13.01	$10.69	$13.48	$14.22
Average shares outstanding - basic	9,976,057	9,726,024	9,723,156	9,720,288
Average shares outstanding - diluted	9,988,472	9,740,275	9,739,482	9,735,779

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

During the fourth quarter of 2012, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting.  Their report is included on page 95 in this Annual Report on Form 10-K.

Item 9B – Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

The information set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, is incorporated herein by reference.

The information set forth under the headings “Item 1. Election of Directors,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Standing Board Committees” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11 - Executive Compensation

The information set forth under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control,” “Outside Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the headings “Securities Authorized for Issuance under Equity Compensation Plans” in this Annual Report on Form 10-K, is incorporated by reference to the sections entitled “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Management” and “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, the Company had outstanding stock options and restricted stock granted under our incentive compensation plans, which were approved by the Company’s stockholders.  Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2012, subject to the Company’s available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	323,158	$13.33	222,825
Equity compensation plans not approved by security holders	-	-	-
Total	323,158	$13.33	222,825

Item 13 - Certain Relationships and Related Transactions and Director Independence

The information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board Independence” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14 – Principal Accounting Fees and Services

The information set forth under the heading “Relationship with Independent Registered Public Accountants” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 15 - Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

Selected Quarterly Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2012 and 2011
Consolidated Statements of Earnings – Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements

(a)(2) All schedules have been outlined because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger By and Between MidSouth Bancorp, Inc. and PSB Financial Corporation dated as of September 26, 2012 (filed as Exhibit 2.1 to Form 8-K filed September 27, 2012 and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (restated solely for purposes of Item 601(b)(3) of Regulation S-K)*

3.2
Amended and Restated By-laws of MidSouth Bancorp, Inc. effective as of September 26, 2012 (restated solely for purposes of Item 601(b)(3) of Regulation S-K) (filed as Exhibit 3.3 to MidSouth’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate. (filed as Exhibit 4.1 to MidSouth’s Registration Statement (No. 333-163361) on Form S-1 filed November 25, 2009 and incorporated herein by reference).

4.2	Warrant to Purchase Shares of Common Stock of MidSouth Bancorp, Inc. (filed as Exhibit 3.2 to Form 8-K filed January 14, 2009 and incorporated herein by reference).

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

10.4+
MidSouth Bancorp, Inc. 2007 Omnibus Incentive Compensation Plan, as amended and restated effective May 23, 2012 (filed as Exhibit 10.1 to Form 8-K filed May 25, 2012 and incorporated herein by reference).

10.5+	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K filed May 25, 2012 and incorporated herein by reference).

10.6+	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Form 8-K filed July 6, 2010 and incorporated herein by reference).

10.7
Small Business Lending Fund Securities Purchase Agreement, dated August 25, 2011, between MidSouth Bancorp, Inc. and the Secretary of the Treasury (filed as Exhibit 10.1 to the Form 8-K filed on August 29, 2011 and incorporated herein by reference).

10.8+
MidSouth Bancorp, Inc. 2012 Annual Incentive Compensation Plan (filed as Exhibit 10.1 to MidSouth’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.9+	MidSouth Bancorp, Inc. 2013 Annual Incentive Compensation Plan*

10.10+	Executive Indexed Salary Continuation Agreement between MidSouth Bancorp, Inc. and C.R. Cloutier

21	Subsidiaries of the Registrant*

23.1	Consent of Porter, Keadle, Moore LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1
Contingent Value Rights Agreement, between MidSouth Bancorp, Inc. and Computershare Shareowner Services, LLC, dated December 28, 2012 (filed as Exhibit 99.1 to Form 8-K filed December 31, 2012 and incorporated herein by reference).

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

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

MIDSOUTH BANCORP, INC.
Registrant

		By:	/s/ C. R. Cloutier
C. R. Cloutier
President and Chief Executive Officer
Date:	March 18, 2013

Signatures	Title	Date

/s/ C.R. Cloutier	Principal Executive Officer, President, and Director	March 18, 2013
C.R. Cloutier

/s/ James R. McLemore	Principal Financial Officer and Senior Executive Vice President	March 18, 2013
James R. McLemore

/s/ Teri S. Stelly	Principal Accounting Officer and Controller	March 18, 2013
Teri S. Stelly

/s/ Gerald B. Reaux, Jr.	Director	March 18, 2013
Gerald B. Reaux, Jr.

/s/ J.B. Hargroder, M.D.	Director	March 18, 2013
J.B. Hargroder, M.D.

/s/ William M. Simmons	Director	March 18, 2013
William M. Simmons

/s/ Will Charbonnet, Sr.	Director	March 18, 2013
Will Charbonnet, Sr.

/s/ Clayton Paul Hillard	Director	March 18, 2013
Clayton Paul Hillard

/s/ James R. Davis, Jr.	Director	March 18, 2013
James R. Davis, Jr.

/s/ Timothy J. Lemoine	Director	March 18, 2013
Timothy J. Lemoine

/s/ Joseph V. Tortorice, Jr.	Director	March 18, 2013
Joseph V. Tortorice, Jr.

/s/ Milton B. Kidd, III	Director	March 18, 2013
Milton B. Kidd, III

/s/ R. Glenn Pumpelly	Director	March 18, 2013
R. Glenn Pumpelly

/s/ Leonard Q. Abington	Director	March 18, 2013
Leonard Q. Abington