Form 10-Q
period 2013-03-31
MIDSOUTH BANCORP INC
filed 2013-05-10
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
YES ☐   NO   ☒

As of May 10, 2013, there were 11,238,786 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.
MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (dollars in thousands, except share data)

	March 31, 2013 (unaudited)	December 31, 2012* (audited)
Assets
Cash and due from banks, including required reserves of $22,094 and $14,083, respectively	$36,428	$46,297
Interest-bearing deposits in banks	71,206	20,276
Federal funds sold	10,375	7,000
Time deposits held in banks	-	881
Securities available-for-sale, at fair value (cost of $376,554 at March 31, 2013 and $412,065 at December 31, 2012)	387,786	424,617
Securities held-to-maturity (fair value of $170,177 at March 31, 2013 and $156,924 at December 31, 2012)	167,617	153,524
Other investments	10,017	8,310
Loans	1,037,859	1,046,940
Allowance for loan losses	(7,457)	(7,370)
Loans, net	1,030,402	1,039,570
Bank premises and equipment, net	66,797	63,461
Accrued interest receivable	6,847	6,691
Goodwill	42,676	42,781
Intangibles	8,771	9,047
Cash surrender value of life insurance	13,242	13,183
Other real estate	7,552	7,496
Other assets	7,340	8,594
Total assets	$1,867,056	$1,851,728

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$390,774	$380,557
Interest bearing	1,169,352	1,171,347
Total deposits	1,560,126	1,551,904
Securities sold under agreements to repurchase	48,557	41,447
Notes Payable	28,772	29,128
Junior subordinated debentures	29,384	29,384
Other liabilities	9,384	10,624
Total liabilities	1,676,223	1,662,487
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 99,971 shares issued and outstanding at March 31, 2013 and December 31, 2012	9,997	9,997
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,389,263 and 11,386,611 issued and 11,238,786 and 11,236,134 outstanding at March 31, 2013 and December 31, 2012, respectively	1,139	1,139
Additional paid-in capital	110,703	110,603
Accumulated other comprehensive income	7,301	8,159
Treasury stock – 150,477 shares at March 31, 2013 and December 31, 2012, at cost	(3,286)	(3,286)
Retained earnings	32,979	30,629
Total shareholders’ equity	190,833	189,241
Total liabilities and shareholders’ equity	$1,867,056	$1,851,728

See notes to unaudited consolidated financial statements.
* Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Interest income:
Loans, including fees	$17,117	$12,403
Securities and other investments:
Taxable	2,059	2,069
Nontaxable	839	775
Federal funds sold	4	2
Time and interest bearing deposits in other banks	38	39
Other investments	72	45
Total interest income	20,129	15,333

Interest expense:
Deposits	1,078	1,100
Securities sold under agreements to repurchase	179	181
Other borrowings and payable	124	-
Junior subordinated debentures	336	248
Total interest expense	1,717	1,529

Net interest income	18,412	13,804
Provision for loan losses	550	675
Net interest income after provision for loan losses	17,862	13,129

Non-interest income:
Service charges on deposits	2,171	1,824
Gain on securities, net (includes $204,000 accumulated other comprehensive income reclassifications for net gains on sales of AFS securities)	204	-
ATM and debit card income	1,356	1,126
Other charges and fees	700	578
Total non-interest income	4,431	3,528

Non-interest expenses:
Salaries and employee benefits	8,392	6,086
Occupancy expense	3,597	2,548
FDIC insurance	345	368
Other	5,097	3,666
Total non-interest expenses	17,431	12,668

Income before income taxes	4,862	3,989
Income tax expense (includes $71,000 of income tax expense for reclassification adjustment for net gains on sales of AFS securities)	1,434	1,103

Net earnings	3,428	2,886
Dividends on preferred stock	292	400
Net earnings available to common shareholders	$3,136	$2,486
Earnings per share:
Basic	$0.28	$0.24
Diluted	$0.27	$0.24
Cash dividends declared per common share	$0.07	$0.07

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net earnings	$3,428	$2,886
Other comprehensive income, net of tax:
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during the period, net of income tax benefit of $390 for the three months ended March 31, 2013 and net of income tax benefit of $138 for the three months ended March 31, 2012	(725)	(268)
Reclassification adjustment for gains on sales of securities available-for-sale, net of income tax expense of $71 for the three months ended March 31, 2013	(133)	-
Total other comprehensive loss	(858)	(268)
Total comprehensive income	$2,570	$2,618

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2013 (in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Earnings	Total
Balance - December 31, 2012	131,971	$41,997	11,386,611	$1,139	$110,603	$8,159	$(3,286)	$30,629	$189,241
Net earnings	-	-	-	-	-	-	-	3,428	3,428
Dividends on Series B and Series C Preferred Stock	-	-	-	-	-	-	-	(292)	(292)
Dividends on common stock, $0.07 per share	-	-	-	-	-	-	-	(786)	(786)
Exercise of stock options, including tax benefit	-	-	2,652	-	30	-	-	-	30
Stock option and restricted stock compensation expense	-	-	-	-	70	-	-	-	70
Change in accumulated other comprehensive income	-	-	-	-	-	(858)	-	-	(858)
Balance – March 31, 2013	131,971	$41,997	11,389,263	$1,139	$110,703	$7,301	$(3,286)	$32,979	$190,833

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$3,428	$2,886
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,321	885
Amortization (accretion) of purchase accounting adjustments	(1,914)	(690)
Provision for loan losses	550	675
Provision for deferred tax expense	599	229
Amortization of premiums on securities, net	1,299	358
Amortization of other investments	5	4
Stock option expense	62	-
Restricted stock expense	8	12
Net gain on sale of investment securities	(204)	-
Net loss on sale of other real estate owned	8	94
Net write down of other real estate owned	47	(8)
Net loss on sale of premises and equipment	6	-
Change in accrued interest receivable	(156)	(134)
Change in accrued interest payable	(286)	(250)
Change in other assets & other liabilities, net	1,284	335
Net cash provided by operating activities	6,057	4,396

Cash flows from investing activities:
Net decrease in time deposits in other banks	881	-
Proceeds from maturities and calls of securities available-for-sale	23,664	20,529
Proceeds from maturities and calls of securities held-to-maturity	7,620	3,465
Proceeds from sale of securities available-for-sale	41,839	-
Purchases of securities available-for-sale	(35,866)	(19,871)
Purchases of securities held-to-maturity	(22,194)	-
Proceeds from redemptions of other investments	-	-
Purchases of other investments	(1,712)	(1)
Net change in loans	15,075	(1,767)
Purchases of premises and equipment	(4,664)	(417)
Proceeds from sale of premises and equipment	1	-
Proceeds from sale of other real estate owned	306	110
Net cash provided by investing activities	24,950	2,048

Cash flows from financing activities:
Change in deposits	8,453	12,734
Change in securities sold under agreements to repurchase	7,110	2,977
Federal Home Loan Bank advances	-	100
Repayments of Federal Home Loan Bank advances	(14)	(100)
Repayments of notes payable	(250)	-
Proceeds and tax benefit from exercise of stock options,	30	-
Payment of dividends on preferred stock	(368)	(400)
Payment of dividends on common stock	(1,532)	(732)
Net cash provided by financing activities	13,429	14,579

Net increase in cash and cash equivalents	44,436	21,023
Cash and cash equivalents, beginning of period	73,573	83,303
Cash and cash equivalents, end of period	$118,009	$104,326

Supplemental information- Noncash items
Transfer of loans to other real estate	$417	$97
Accrued preferred stock dividends	292	400

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
March 31, 2013
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of March 31, 2013 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with GAAP and general practices within the banking industry.  There have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our 2012 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements — ASU 2013-01, Balance Sheet (Topic 210):  Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities applies to derivatives accounted for in accordance with ASC 815 (Derivatives and Hedging), including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  The effective date of this Update is for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods.  Adoption of this Update did not impact the Company’s consolidated financial statements or the interim notes to the consolidated financial statements.

ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income was issued in the first quarter of 2013 to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”).  The ASU requires information regarding the impact to net income of the reclassification on significant amounts out of AOCI to be presented on either the face of the income statement or in the notes to the financial statements.  The amendments in this Update do not change the current reporting requirements for net income or AOCI.  For public entities, the amendments in this Update are effective prospectively for reporting periods beginning after December 15, 2012.  In compliance with the Update, the information required has been included in the Consolidated Statements of Earnings for the period ended March 31, 2013.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2013.  The reclassifications had no impact on net income or stockholders equity.

2.	Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$13,195	$8	$17	$13,186
Obligations of state and political subdivisions	73,186	3,997	4	77,179
GSE mortgage-backed securities	162,299	5,137	116	167,320
Other asset-backed securities	12,174	454	-	12,628
Collateralized mortgage obligations: residential	86,784	629	160	87,253
Collateralized mortgage obligations: commercial	28,452	1,241	-	29,693
Collateralized debt obligation	464	63	-	527
	$376,554	$11,529	$297	$387,786

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$13,422	$2	$-	$13,424
Obligations of state and political subdivisions	83,093	4,328	-	87,421
GSE mortgage-backed securities	172,932	5,887	-	178,819
Collateralized mortgage obligations: residential	101,381	652	47	101,986
Collateralized mortgage obligations: commercial	28,528	1,233	-	29,761
Other asset-backed securities	12,245	497	-	12,742
Collateralized debt obligation	464	-	-	464
	$412,065	$12,599	$47	$424,617

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$44,443	$201	$481	$44,163
GSE mortgage-backed securities	91,968	2,315	29	94,254
Collateralized mortgage obligations: residential	15,026	-	90	14,936
Collateralized mortgage obligations: commercial	16,180	644	-	16,824
	$167,617	$3,160	$600	$170,177

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$42,900	$7	$7	$42,900
GSE mortgage-backed securities	89,383	2,819	-	92,202
Collateralized mortgage obligations: residential	5,009	-	-	5,009
Collateralized mortgage obligations: commercial	16,232	581	-	16,813
	$153,524	$3,407	$7	$156,924

With the exception of 3 private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $83,000 at March 31, 2013, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

Effective January 1, 2013, an adjustment was made to the premium amortization method of the pass-through mortgage-backed securities (“MBSs”) and the CMOs.  Previously, the premiums were amortized over the average life of the securities which resulted in greater amortization taken in the early years of the bond’s life.  The change provides for the premium amortization to be calculated based on 2 times the average life on MBSs and on final principal window for the CMOs, together with the related premium amortization based on principal pay-downs.  The adjustment was made to more closely reflect the level yield method as required by GAAP and resulted in an increase in interest income on investment securities of approximately $73,000 for the three months ended March 31, 2013, or approximately $0.02 diluted earnings per share on an annualized basis.

The amortized cost and fair value of debt securities at March 31, 2013 by contractual maturity are shown in the following table (in thousands) with the exception of other asset-backed securities, MBSs, CMOs, and the collateralized debt obligation.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$13,977	$14,152
Due after one year through five years	44,507	46,369
Due after five years through ten years	22,706	24,462
Due after ten years	5,191	5,382
Other asset-backed securities	12,174	12,628
Mortgage-backed securities and collateralized mortgage obligations:
Residential	249,083	254,573
Commercial	28,452	29,693
Collateralized debt obligation	464	527
	$376,554	$387,786

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$306	$307
Due after one year through five years	1,152	1,154
Due after five years through ten years	6,218	6,329
Due after ten years	36,767	36,373
Mortgage-backed securities and collateralized mortgage obligations:
Residential	106,994	109,190
Commercial	16,180	16,824
	$167,617	$170,177

Details concerning investment securities with unrealized losses are as follows (in thousands):

	March 31, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$5,512	$17	$-	$-	$5,512	$17
Obligations of state and - political subdivisions	491	4	-	-	491	4
GSE mortgage-backed securities	34,310	116	-	-	34,310	116
Collateralized mortgage obligations: residential	19,920	159	82	1	20,002	160
	$60,233	$296	$82	$1	$60,315	$297

	December 31, 2012
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Collateralized mortgage obligations: residential	$10,085	$45	$96	$2	$10,181	$47

	March 31, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$29,289	$481	$-	$-	$29,289	$481
GSE mortgage-backed securities	9,996	29	-	-	9,996	29
Collateralized mortgage obligations: residential	14,936	90			14,936	90
	$54,221	$600	$-	$-	$54,221	$600

	December 31, 2012
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$1,128	$7	$-	$-	$1,128	$7

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

The unrealized losses on debt securities at March 31, 2013 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Of the four US government sponsored securities classified as available-for-sale, one contained unrealized losses at March 31, 2013.  Of the 122 obligations of state and political subdivisions classified as available-for-sale, one contained unrealized losses at March 31, 2013.  Of the 82 GSE mortgage-backed securities classified as available-for-sale, eight contained unrealized losses at March 31, 2013.  Of the 36 residential collateralized mortgage obligations classified as available-for-sale, seven contained unrealized losses at March 31, 2013.  Management identified no impairment related to credit quality.  At March 31, 2013, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Company sold 21 securities classified as available-for-sale at a net gain of $204,000.  Of the 21 securities sold, 18 securities were sold with gains totaling $217,000 and three securities were sold at a loss of $13,000.  During the three months ended March 31, 2012, the Company did not sell any securities.

Securities with an aggregate carrying value of approximately $302.1 million and $226.2 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

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

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of March 31, 2013 and December 31, 2012, based upon quarterly reviews, management determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
FRB-Atlanta	$3,789	$2,258
FHLB-Dallas	1,863	1,862
Other bank stocks	2,063	2,063
Other stocks	187	7
CRA investment	2,115	2,120
	$10,017	$8,310

4.	Credit Quality of Loans and Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows:

	As of March 31, 2013
( in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Commercial, financial, agriculture	$1,115	$467	$-	$1,582
Real estate – construction	2,212	51	-	2,263
Commercial real estate	2,252	21	-	2,273
Residential real estate	827	42	-	869
Consumer	319	106	-	425
Financial leases	42	-	-	42
Other	3	-	-	3
Total allowance for loan losses	$6,770	$687	$-	$7,457

	As of March 31, 2013
( in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Loans:
Commercial, financial, agriculture	$313,677	$1,648	$72	$315,397
Real estate – construction	81,673	835	-	82,508
Commercial real estate	399,117	2,688	3,900	405,705
Residential real estate	136,797	1,205	282	138,284
Consumer	88,643	255	-	88,898
Financial leases	4,962	-	-	4,962
Other	2,105	-	-	2,105
Total loans	$1,026,974	$6,631	$4,254	$1,037,859

	As of December 31, 2012
( in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
Commercial, financial, agriculture	$1,144	$391	$-	$1,535
Real estate – construction	2,090	57	-	2,147
Commercial real estate	2,131	35	-	2,166
Residential real estate	906	30	-	936
Consumer	429	114	-	543
Financial leases	41	-	-	41
Other	2	-	-	2
Total allowance for loan losses	$6,743	$627	$-	$7,370

	As of December 31, 2012
( in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Loans:
Commercial, financial, agriculture	$313,937	$1,636	$82	$315,655
Real estate – construction	74,398	936	-	75,334
Commercial real estate	407,489	2,911	3,984	414,384
Residential real estate	140,776	1,627	455	142,858
Consumer	90,231	330	-	90,561
Financial leases	5,769	-	-	5,769
Other	2,379	-	-	2,379
Total loans	$1,034,979	$7,440	$4,521	$1,046,940

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At March 31, 2013, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $144.1 million, or 13.9% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At March 31, 2013, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $470.8 million.  Of the $470.8 million, $348.5 million represent CRE loans, 58.2% of which are secured by owner-occupied commercial properties.  Of the $470.8 million in loans secured by commercial real estate, $3.6 million, or 0.8%, were on nonaccrual status at March 31, 2013.

Modifications by Class of Loans (in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings as of March 31, 2013:
Commercial, financial, and agricultural	4	$412	$370
Real Estate - commercial	3	4,983	4,662
		$5,395	$5,032

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings as of December 31, 2012:
Commercial, financial, and agricultural	3	$370	$353
Real Estate – commercial	3	4,983	4,709
		$5,353	$5,062

Trouble Debt Restructurings that Subsequently Defaulted (in thousands)

	March 31, 2013		March 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial, and agricultural	4	$259	3	$251

One loan with a pre-modification balance of $27,000 was identified as a TDR and no additional defaults on TDRs were recorded during the three months ended March 31, 2013.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans. As of March 31, 2013, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

For the Three Months Ended March 31, 2013 (in thousands)
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,535	$2,147	$2,166	$936	$543	$41	$2	$7,370
Charge-offs	(181)	-	(18)	(109)	(216)	-	-	(524)
Recoveries	16	5	10	1	29	-	-	61
Provision	212	111	115	41	69	1	1	550
Ending balance	$1,582	$2,263	$2,273	$869	$425	$42	$3	$7,457
Ending balance: individually evaluated for impairment	$467	$51	$21	$42	$106	$-	$-	$687

Loans:
Ending balance	$315,397	$82,508	$405,705	$138,284	$88,898	$4,962	$2,105	$1,037,859
Ending balance: individually evaluated for impairment	$1,648	$835	$2,688	$1,205	$255	$-	$-	$6,631

Allowance for Loan Losses and Recorded Investment in Loans
For the Year Ended December 31, 2012 (in thousands)
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,734	$1,661	$2,215	$936	$710	$19	$1	$7,276
Charge-offs	(1,054)	-	(550)	(126)	(526)	-	-	(2,256)
Recoveries	181	18	1	2	98	-	-	300
Provision	674	468	500	124	261	22	1	2,050
Ending balance	$1,535	$2,147	$2,166	$936	$543	$41	$2	$7,370
Ending balance: individually evaluated for impairment	$391	$57	$35	$30	$114	$-	$-	$627

Loans:
Ending balance	$315,655	$75,334	$414,384	$142,858	$90,561	$5,769	$2,379	$1,046,940
Ending balance: individually evaluated for impairment	$1,636	$936	$2,911	$1,627	$330	$-	$-	$7,440

Credit Quality Indicators by Class of Loans
As of March 31, 2013 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial Total	% of Total Commercial
Pass	$308,294	$62,579	$380,402	$751,275	95.55%
Special mention	2,897	663	13,729	17,289	2.20%
Substandard	3,887	1,888	6,816	12,591	1.60%
Doubtful	319	3	4,758	5,080	0.65%
	$315,397	$65,133	$405,705	$786,235	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Residential Construction	Residential Prime	Residential Subprime	Residential Total	% of Total Residential
Pass	$17,139	$133,525	$-	$150,664	96.79%
Special mention	-	1,398	-	1,398	0.90%
Substandard	236	3,361	-	3,597	2.31%
	$17,375	$138,284	$-	$155,659	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer Credit Card	Consumer Other	Finance Leases Commercial	Other Loans	Total	% of Total
Performing	$5,892	$82,722	$4,962	$2,105	$95,681	99.70%
Nonperforming	29	255	-	-	284	0.30%
	$5,921	$82,977	$4,962	$2,105	$95,965	100.00%

Credit Quality Indicators by Class of Loans
As of December 31, 2012 (in thousands)

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial Total	% of Total Commercial
Pass	$304,219	$54,737	$396,077	$755,033	95.76%
Special Mention	5,748	684	6,224	12,656	1.61%
Substandard	4,503	2,925	7,514	14,942	1.90%
Doubtful	1,185	4	4,569	5,758	0.73%
	$315,655	$58,350	$414,384	$788,389	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Residential Construction	Residential Prime	Residential Subprime	Residential Total	% of Total Residential
Pass	$16,785	$137,681	$-	$154,466	96.64%
Special mention	-	1,612	-	1,612	1.01%
Substandard	199	3,565	-	3,764	2.35%
	$16,984	$142,858	$-	$159,842	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer Credit Card	Consumer Other	Finance Leases Commercial	Other Loans	Total	% of Total
Performing	$6,792	$83,347	$5,769	$2,379	$98,287	99.57%
Nonperforming	15	407	-	-	422	0.43%
	$6,807	$83,754	$5,769	$2,379	$98,709	100.00%

Age Analysis of Past Due Loans by Class of Loans (in thousands)

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of March 31, 2013
Commercial, financial, and agricultural	$1,011	$51	$1,669	$2,731	$312,666	$315,397	$141
Commercial real estate – construction	229	537	188	954	64,179	65,133	-
Commercial real estate – other	1,663	176	2,449	4,288	401,417	405,705
Consumer - credit card	37	3	-	40	5,881	5,921	-
Consumer - other	361	97	142	600	82,377	82,977	22
Residential – construction	-	-	-	-	17,375	17,375	-
Residential – prime	2,000	124	1,251	3,375	134,909	138,284	-
Residential – subprime	-	-	-	-	-	-	-
Other loans	78	7	-	85	2,020	2,105	-
Finance leases commercial	4	-	-	4	4,958	4,962	-
	$5,383	$995	$5,699	$12,077	$1,025,782	$1,037,859	$163

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	Greater than 90 Days Past Due (1)	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
As of December 31, 2012
Commercial, financial, and agricultural	$2,220	$321	$2,580	$5,121	$310,534	$315,655	$1,019
Commercial real estate - construction	66	96	101	263	58,087	58,350	-
Commercial real estate - other	4,131	2,108	3,577	9,816	404,568	414,384	952
Consumer - credit card	24	2	15	41	6,766	6,807	15
Consumer - other	421	134	186	741	83,013	83,754	-
Residential - construction	-	-	-	-	16,984	16,984	-
Residential - prime	1,140	317	1,408	2,865	139,993	142,858	-
Residential - subprime	-	-	-	-	-	-	-
Other loans	87	-	-	87	2,292	2,379	-
Finance leases commercial	-	-	-	-	5,769	5,769	-
	$8,089	$2,978	$7,867	$18,934	$1,028,006	$1,046,940	$1,986

(1)	Past due amounts may include loans on nonaccrual status.

Impaired Loans by Class of Loans (in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of March 31, 2013
With no related allowance recorded:
Commercial, financial, and agricultural	$590	$701	$-	$577	$-
Commercial real estate – construction	676	676	-	723	-
Commercial real estate – other	2,485	3,015	-	2,508	6
Consumer – other	51	59	-	82	-
Residential – prime	909	909	-	1,242	2
Subtotal:	$4,711	$5,360	$-	$5,132	$8
With an allowance recorded:
Commercial, financial, and agricultural	1,058	1,058	467	1,065	1
Commercial real estate – construction	159	159	51	162	-
Commercial real estate – other	203	203	21	292	-
Consumer – other	204	204	106	210	-
Residential – prime	296	296	42	174	-
Subtotal:	$1,920	$1,920	$687	$1,903	$1
Totals:
Commercial	5,171	5,812	539	5,327	7
Consumer	255	263	106	292	-
Residential	1,205	1,205	42	1,416	2
Grand total:	$6,631	$7,280	$687	$7,035	$9

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2012
With no related allowance recorded:
Commercial, financial, and agricultural	$564	$675	$-	$861	$5
Commercial real estate – construction	771	770	-	834	1
Commercial real estate – other	2,530	3,059	-	1,780	38
Consumer – other	114	122	-	81	1
Residential – prime	1,575	1,575	-	1,213	26
Finance leases commercial	-	-	-	-	-
Other loans	-	-	-	-	-
Subtotal:	$5,554	$6,201	$-	$4,769	$71
With an allowance recorded:
Commercial, financial, and agricultural	1,072	1,072	391	1,128	21
Commercial real estate – construction	165	165	57	85	7
Commercial real estate – other	381	381	35	811	3
Consumer – other	216	216	114	228	6
Residential – prime	52	52	30	172	4
Subtotal:	$1,886	$1,886	$627	$2,424	$41
Totals:
Commercial	5,483	6,122	483	5,499	75
Consumer	330	338	114	309	7
Residential	1,627	1,627	30	1,385	30
Other	-	-	-	-	-
Grand total:	$7,440	$8,087	$627	$7,193	$112

Loans on Nonaccrual Status (in thousands)

	March 31, 2013	December 31, 2012
Commercial, financial, and agricultural	$1,856	$2,015
Commercial real estate – construction	838	941
Commercial real estate - other	2,783	3,017
Consumer - credit card	-	-
Consumer - other	292	409
Residential - construction	-	-
Residential - prime	1,757	2,505
Residential - subprime	-	-
Other loans	-	-
Finance leases commercial	-	-
	$7,526	$8,887

The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $148,000 and $177,000 for the three months ended March 31, 2013 and 2012, respectively.  Interest actually received on nonaccrual loans at March 31, 2013 and 2012 was $36,000 and $20,000, respectively.

5.	Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	March 31,
	2013	2012
Net earnings available to common shareholders	$3,136	$2,486
Dividends on Series C convertible preferred stock	100	-
Net earnings available to common shareholders -diluted	$3,236	$2,486
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,238	10,465
Effect of dilutive securities:
Stock options	50	8
Restricted stock	13	7
Convertible preferred stock and warrants	565	-
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	11,866	10,480

Options to acquire 18,331 shares of common stock were not included in computing diluted earnings per share for both quarters ended March 31, 2013 and 2012, respectively, because the effects of these shares were anti-dilutive as a result of the exercise price of such options.  A total of 104,384 shares subject to an outstanding warrant issued in connection with the Capital Purchase Plan transaction were anti-dilutive as a result of their exercise price and not included in the computation of diluted earnings per share for the quarter ended March 31, 2012.

6.	Declaration of Dividends

A first quarter dividend of $0.07 per share for holders of common stock of record on March 15, 2013 was declared on January 31, 2013, and was paid on April 1, 2013.  On January 31, 2013, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on April 1, 2013, which was paid on April 15, 2013.

7.	Goodwill and Intangibles

Changes to the carrying amount of goodwill for the three months ended March 31, 2013 are provided in the following table (in thousands):

Balance, December 31, 2012	$42,781
Adjustment to goodwill	(105)
Balance, March 31, 2013	$42,676

The adjustments to goodwill made during the three months ended March 31, 2013 resulted from reclassification of a $415,000 liability assumed through the PSB acquisition and from a $254,000 market value adjustment on two bonds held in the PSB investment portfolio at acquisition.  The adjustments were made as additional information existing at the time of the acquisition was reviewed and affected the amount recorded for the assumed liability and the market value of the two bonds.  Net of deferred taxes, the adjustment resulted in a $105,000 reduction to goodwill recorded in the PSB acquisition.  The adjustments to goodwill had no impact on net income or stockholders’ equity.

A summary of core deposit intangible assets as of March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31, 2013	December 31, 2012
Gross carrying amount	$9,047	$11,674
Less accumulated amortization	(276)	(2,627)
Net carrying amount	$8,771	$9,047

8.	Fair Value Measurement

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

Securities Available-for-Sale—Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Securities are classified as Level 2 within the valuation hierarchy when the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Level 2 inputs are used to value U.S. Agency securities, mortgage-backed securities, asset-backed securities, municipal securities, single issue trust preferred securities, certain pooled trust preferred securities, collateralized debt obligations and certain equity securities that are not actively traded.

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

Notes payable— The fair value of notes payable is estimated using a discounted cash flow analysis that applies interest rates currently being offered on similar types of borrowings with similar terms.

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

Assets Recorded at Fair Value

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at March 31, 2013 using:
Description	at March 31, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$13,186	$-	$13,186	$-
Obligations of state and political subdivisions	77,179	-	77,179	-
GSE mortgage-backed securities	167,320	-	167,320	-
Other asset-backed securities	12,628	-	12,628	-
Collateralized mortgage obligations: residential	87,253		87,253
Collateralized mortgage obligations: commercial	29,693	-	29,693	-
Collateralized debt obligations	527	-	527	-
	$387,786	$-	$387,786	$-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2012 using:
Description	at December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$13,424	$-	$13,424	$-
Obligations of state and political subdivisions	87,421	-	87,421	-
GSE mortgage-backed securities	178,819	-	178,819	-
Collateralized mortgage
obligations: residential	101,986	-	101,986	-
Collateralized mortgage obligations: commercial	29,761		29,761
Other asset-backed securities	12,742	-	12,742	-
Collateralized debt obligations	464	-	464	-
	$424,617	$-	$424,617	$-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also Level 2 assets measured using appraisals from external parties.  Acquired loans are Level 3 assets measured on a nonrecurring basis.

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2013	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$4,254	$-	$-	$4,254
Other real estate	7,552	-	7,552	-
Impaired loans, excluding acquired loans	1,943	-	1,943	-
Total	$13,749	$-	$9,495	$4,254

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2012	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$4,521	$-	$-	$4,521
Other real estate	7,496	-	7,496	-
Impaired loans, excluding acquired loans	2,245		2,245	-
Total	$14,262	$-	$9,741	$4,521

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$118,009	$118,009	$-	$-
Securities available-for-sale	387,786	-	387,786	-
Securities held-to-maturity	167,617	-	170,177	-
Other investments	10,017	10,017	-	-
Loans, net	1,030,402	-	-	1,036,325
Cash surrender value of life insurance policies	13,242	-	13,242	-
Financial liabilities:
Non-interest-bearing deposits	390,774	-	390,774	-
Interest-bearing deposits	1,169,352	-	899,237	271,799
Securities sold under agreements to repurchase	48,557	48,557	-	-
Notes payable	28,772			28,772
Junior subordinated debentures	29,384	-	22,167	7,588

		Fair Value Measurements at December 31, 2012 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$73,573	$73,573	$-	$-
Time deposits held in banks	881	-	-	883
Securities available-for-sale	424,617	-	424,617	-
Securities held-to-maturity	153,524	-	156,924	-
Other investments	8,310	8,310	-	-
Loans, net	1,039,570	-	-	1,046,495
Cash surrender value of life insurance policies	13,183	-	13,183	-
Financial liabilities:
Non-interest-bearing deposits	380,577	-	380,557	-
Interest-bearing deposits	1,171,347	-	859,183	314,783
Securities sold under agreements to repurchase	41,447	41,447	-	-
Notes payable	29,128	-	-	29,128
Junior subordinated debentures	29,384	-	22,167	7,776

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company”) is a financial holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly owned subsidiary bank, MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in Louisiana and south and central Texas with 60 locations and are connected to a worldwide ATM network that provides customers with access to more than 50,000 surcharge-free ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying this report.  We encourage you to read this discussion in conjunction with our consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

 The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” in our 2012 Annual Report on form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the following:

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

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $3.1 million for the first quarter of 2013, compared to net earnings available to common shareholders of $2.5 million reported for the first quarter of 2012.  Diluted earnings for the first quarter of 2013 were $0.27 per common share, compared to $0.24 per common share reported for the first quarter of 2012.  The first quarter of 2013 included after-tax merger and conversion expenses related to the December 28, 2012 acquisition of PSB Financial Corporation (“PSB”) of $0.01 per share.  Excluding these non-operating expenses, operating earnings per share for the first quarter of 2013 were $0.28.

Dividends paid on the Series B Preferred Stock issued to the Treasury as a result of our participation in the Small Business Lending Fund (“SBLF”) totaled $192,000 for the first quarter of 2013 based on a dividend rate of 2.40%.  The Series C Preferred Stock issued in conjunction with the PSB acquisition paid dividends totaling $100,000 for the three months ended March 31, 2013.

The first quarter of 2013 included a full quarter of revenues and expenses from PSB operations.  Revenues from consolidated operations increased $5.5 million in quarterly comparison and included $2.2 million in purchase accounting adjustments on the 2012 and 2011 acquisitions.  Non-interest income increased $903,000 in quarterly comparison, from $3.5 million for the three months ended March 31, 2012 to $4.4 million for the three months ended March 31, 2013.  Increases in noninterest income consisted primarily of $347,000 in service charges on deposit accounts, $230,000 in ATM/debit card income and $204,000 in gain on sales of securities.

Non-interest expenses increased $4.8 million for the first quarter 2013 compared to first quarter 2012 and included operating expenses for the fifteen branches acquired with PSB and for five new branches opened in late 2012 and early 2013.  Additionally, first quarter 2013 included an increase of $94,000 in core deposit intangibles expense and $214,000 of net merger and conversion related expenses.  The increased operating costs consisted primarily of $2.3 million in salaries and benefits costs, $1.0 million in occupancy expense, $260,000 in marketing expense, $223,000 in the cost of printing and supplies and $226,000 in data processing costs.  Expenses on ORE and other assets repossessed decreased $189,000 in prior year quarterly comparison.  The provision for loan losses decreased $125,000 and income tax expense increased $331,000 in quarterly comparison.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.61% and 4.49% for the three months ended March 31, 2013 and 2012, respectively.   Tables 1 and 2 below analyze the changes in net interest income in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Fully taxable-equivalent (“FTE”) net interest income totaled $18.8 million and $14.1 million for the quarters ended March 31, 2013 and 2012, respectively.  The FTE net interest income increased $4.7 million in prior year quarterly comparison primarily due to a $388.3 million increase in the volume of average earning assets as a result of the PSB acquisition.  The average volume of loans increased $301.2 million in quarterly comparison and the average yield on loans decreased 7 basis points, from 6.72% to 6.65%.  Purchase accounting adjustments on acquired loans added 80 basis points to the average yield on loans for the first quarter of 2013 and 32 basis points to the average yield on loans for the first quarter of 2012.  Net of the impact of the purchase accounting adjustments, average loan yields declined 55 basis points in prior year quarterly comparison, from 6.40% to 5.85%.  Loan yields have declined primarily as the result of a sustained low market interest rate environment.

Investment securities totaled $555.4 million, or 29.7% of total assets at March 31, 2013, versus $462.8 million, or 32.7% of total assets at March 31, 2012.  The investment portfolio had an effective duration of 3.5 years and an unrealized gain of $11.2 million at March 31, 2013.  The average volume of investment securities increased $81.7 million in quarterly comparison primarily due to $152.7 million in securities acquired with the PSB acquisition at year end December 2012, of which $28.8 million were sold early in the first quarter of 2013.  Additionally, a portion of excess cash from the 2011 acquisitions was used to purchase securities for the investment portfolio in 2012.  The average tax equivalent yield on investment securities decreased 36 basis points, from 2.80% to 2.44% primarily due to lower reinvestment rates.  The average yield on all earning assets increased 5 basis points in prior year quarterly comparison, from 4.98% for the first quarter of 2012 to 5.03% for the first quarter of 2013.   Net of the impact of purchase accounting adjustments, the average yield on total earning assets declined 27 basis points, from 4.80% to 4.53% for the three month periods ended March 31, 2012 and 2013, respectively.

The impact to interest expense of a $233.4 million increase in the average volume of interest bearing deposits was offset by a 10 basis point decrease in the average rate paid on interest-bearing deposits, from 0.49% at March 31, 2012 to 0.39% at March 31, 2013.  Net of purchase accounting adjustments on acquired certificates of deposit, the average rate paid on interest bearing deposits was 0.66% for the first quarter of 2012 compared to 0.47% for the first quarter of 2013.

Included in other interest-bearing liabilities is an average of $28.9 million of borrowed funds assumed from PSB, which included FHLB advances and a notes payable with First National Bankers Bank.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from January 2013 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.  The notes payable with First National Bankers Bank requires annual payments of $250,000 and bear an interest rate equal to New York Prime.

The average rate paid on our junior subordinated debentures decreased 175 basis points from first quarter of 2012 to first quarter of 2013 due to the addition of three variable rate debentures acquired from PSB.  The variable rate debentures carry a floating rate tied to the 3-month LIBOR with added rate variances ranging from plus 170 basis points to plus 330 basis points, adjustable and payable quarterly.  We also have outstanding $7.2 million of junior subordinated debenture that carry a fixed interest rate of 10.20%.

As a result of these changes in volume and yield on earning assets and interest bearing liabilities, the FTE net interest margin increased 12 basis points, from 4.49% for the first quarter of 2012 to 4.61% for the first quarter of 2013.  Net of purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin decreased 17 basis points, from 4.20% for the first quarter of 2012 to 4.03% for the first quarter of 2013, primarily due to the addition of the relatively low margin on the earning assets acquired from PSB.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended March 31,
	2013			2012
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities1
Taxable	$426,017	$2,059	1.93%	$365,302	$2,069	2.27%
Tax exempt2	106,982	1,188	4.44%	85,964	1,093	5.09%
Total investment securities	532,999	3,247	2.44%	451,266	3,162	2.80%
Federal funds sold	8,021	4	0.20%	4,108	2	0.19%
Time and interest bearing deposits in other banks	57,829	38	0.26%	60,045	39	0.26%
Other investments	9,317	72	3.09%	5,636	45	3.19%
Total loans3	1,043,780	17,117	6.65%	742,595	12,402	6.72%
Total earning assets	1,651,946	20,478	5.03%	1,263,650	15,650	4.98%
Allowance for loan losses	(7,151)			(7,171)
Nonearning assets	205,964			139,485
Total assets	$1,850,759			$1,395,964

Liabilities and shareholders’ equity
Total interest bearing deposits	1,133,087	1,078	0.39%	899,646	1,100	0.49%
Securities sold under repurchase agreements	45,644	179	1.59%	45,867	181	1.59%
Federal funds purchased	-	-	-	4	-	-
Other borrowings/payables	30,912	124	1.60%	2	-	-
Junior subordinated debentures	29,384	336	4.59%	15,465	248	6.34%
Total interest bearing liabilities	1,239,027	1,717	0.56%	960,984	1,529	0.64%

Demand deposits	409,639			262,110
Other liabilities	11,529			9,393
Shareholders’ equity	190,564			163,477
Total liabilities and shareholders’ equity	$1,850,759			$1,395,964

Net interest income and net interest spread		$18,761	4.47%		$14,121	4.34%
Net yield on interest earning assets			4.61%			4.49%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.

2 Interest income of $349,000 for 2013 and $317,000 for 2012 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35% and 34% for 2013 and 2012, respectively.

3 Interest income includes loan fees of $1,081,000 for 2013 and $790,000 for 2012.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended March 31, 2013 compared to March 31, 2012
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(10)	$317	$(327)
Tax exempt	95	245	(150)
Federal funds sold	2	2	-
Time and interest bearing deposits in other banks	(1)	(1)	-
Other investments	27	28	(1)
Loans, including fees	4,714	4,941	(227)
Total	4,827	5,532	(705)

Interest paid on:
Interest bearing deposits	(22)	250	(272)
Securities sold under repurchase agreements	(2)	(1)	(1)
Other borrowings/payable	124	124	-
Junior subordinated debentures	88	174	(86)
Total	188	547	(359)

Taxable-equivalent net interest income	$4,639	$4,985	$(346)

Note: In Table 2, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income for the three months ended March 31, 2013 totaled $4.4 million, an increase of $903,000 from the $3.5 million earned in the three months ended March 31, 2012.  Increases in non-interest income consisted of $347,000 in service charges on deposit accounts and $230,000 in ATM/debit card income primarily due to the deposit accounts added with the PSB acquisition.  Additionally, we recorded $204,000 in net gains on sale of securities in the first quarter of 2013.

Non-interest Expense

Non-interest expense increased $4.8 million, from $12.6 million in the first quarter of 2012 to $17.4 million in the first quarter of 2013.  Increases in non-interest expenses included the impact of fifteen branches acquired from PSB and five new branches added in late 2012 and in early 2013.  Salaries and benefits costs increased $2.3 million, from $6.1 million for the three months ended March 31, 2012 to $8.4 million for the three months ended March 31, 2013.  The number of full-time equivalent employees increased over the same period by 160, from 442 to 602, respectively.  Occupancy expenses increased $1.1 million, from $2.5 million to $3.6 million in quarterly comparison, as the number of branch locations increased from 40 to 59 from March 31, 2012 to March 31, 2013.  Additional non-interest expense increases included primarily $260,000 in marketing expense, $223,000 in the cost of printing and supplies, $226,000 in data processing expenses and $131,000 in corporate development costs, which were also franchise expansion related expenses.

Analysis of Balance Sheet

Total consolidated assets at March 31, 2013 and December 31, 2012 were $1.9 billion.  Deposits totaled $1.6 billion at March 31, 2013 and December 31, 2012.  Our stable core deposit base, excluding time deposits, accounted for 83% of deposits at March 31, 2013 compared to 80% of deposits at year end 2012.  The low cost of our interest-bearing deposits declined 3 basis points from 0.42% compared to 0.39% over the three months ended March 31, 2013.

Securities available-for-sale totaled $387.8 million at March 31, 2013, a decrease of $36.8 million from $424.6 million at December 31, 2012.  The securities available-for-sale portfolio declined primarily due to $41.8 million in sales of securities and $23.7 million in calls, maturities and pay-downs that offset purchases totaling $35.9 million for the first three months of 2013.  The $41.8 million in securities sold were identified as under-performing following a thorough analysis of the investment securities portfolio during the first quarter of 2013.  Securities held-to-maturity increased $14.1 million, from $153.5 million at December 31, 2012 to $167.6 million at March 31, 2013 due to $22.2 million in purchases for the held-to- maturity portfolio.  The investment securities portfolio had an effective duration of 3.5 years and an unrealized gain of $11.2 million at March 31, 2013.

Loans totaled $1.0 billion at March 31, 2013 and December 31, 2012.  Total loans declined $9.1 million in the first quarter of 2013 primarily due to pay-offs related to asset quality improvement in the portfolio.  The loan mix reflected a minimal decrease in commercial and residential real estate loans, which was partially offset by an increase in real estate construction loans.  The composition of the Company’s loan portfolio is reflected in Table 5 below.

Table 3 Composition of Loans (in thousands)
	March 31, 2013	December 31, 2012
Commercial, financial, and agricultural	$315,397	$315,655
Lease financing receivable	4,962	5,769
Real estate – construction	82,508	75,334
Real estate – commercial	405,705	414,384
Real estate – residential	138,284	142,858
Installment loans to individuals	88,898	90,561
Other	2,105	2,379
	$1,037,859	$1,046,940
Less allowance for loan losses	(7,457)	(7,370)
Net loans	$1,030,402	$1,039,570

Commercial, financial and agricultural (“C&I”) loans remained flat over the first three months of 2013 and the real estate construction portfolio increased $7.2 million.  Commercial real estate loans decreased $7.7 million, primarily due to pay-offs related to asset quality improvements in the portfolio.  Included in the commercial loan portfolios are qualifying small business loans that may result in a lower dividend rate paid on our Series B Preferred Stock issued in connection with our participation under the U. S. Treasury’s Small Business Lending Fund (“SBLF”).  In connection with our participation in the SBLF, we have placed emphasis on small business loans through training and on-going communications with management and lenders on the types of loans that qualify for SBLF.  We have also developed marketing programs that promote small business lending in our markets.

Within the $405.7 million commercial real estate portfolio, $348.5 million is secured by commercial property, $26.3 million is secured by multi-family property, and $30.9 million is secured by farmland.  Of the $348.5 million secured by commercial property, $203.0 million, or 58.2%, is owner-occupied.  Of the $138.3 million residential real estate portfolio, 87.1% represented loans secured by first liens.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at March 31, 2013.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended March 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $73.3 million in projected cash flows from securities repayments for the remainder of 2013 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of March 31, 2013, we had no borrowings with the FRB-Atlanta.  FHLB-Dallas advances acquired from PSB totaled $27.0 million at March 31, 2013 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from January 2013 to January 2019.  The Company has $20.2 million in borrowing capacity at the FRB Discount Window and has the ability to post additional collateral of approximately $253.5 million if necessary to meet liquidity needs.  Additionally, $135.1 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Pending completion of the 2013 FHLB-Dallas collateral review, we anticipate our borrowing capacity under existing agreements to be approximately $149.6 million for the remainder of 2013.  Additional unsecured borrowing lines totaling $48.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 2.40% for the three months ended March 31, 2013 and 4.33% for the three months ended December 31, 2012.  For future quarters through the fourth quarter of 2013, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s level of “Qualified Small Business Lending” or “QSBL”.  If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the Series B Preferred Stock would increase.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% per annum.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013.  On January 31, 2013, the Company declared a 1.00% first quarter dividend for holders of its Series C preferred stock of record on April 1, 2013, which was paid on April 15, 2013.

Although no dividends have been paid by the Bank to the Company during the three months ended March 31, 2013, as of December 31, 2012 the Bank had the ability to pay dividends to the Company of approximately $23.0 million without prior approval from its primary regulator.  Additionally, the Bank paid no dividends to the Company for the year ended December 31, 2012.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At March 31 2013, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution. As of March 31 2013, the Company’s Tier 1 leverage ratio was 8.98%, Tier 1 capital to risk-weighted assets was 13.75% and total capital to risk-weighted assets was 14.41%.  The Bank had a Tier 1 leverage capital ratio of 8.78% at March 31, 2013.  The Bank’s four acquisitions over the past eighteen months reduced capital levels; however, the Company and the Bank continue to be classified as “well capitalized.”

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At March 31, 2013, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $144.1 million, or 13.9% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At March 31, 2013, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $470.8 million.  Of the $470.8 million, $348.5 million represent CRE loans, 58.2% of which are secured by owner-occupied commercial properties.  Of the $470.8 million in loans secured by commercial real estate, $3.6 million, or 0.8%, were on nonaccrual status at March 31, 2013. Additional information regarding credit quality by loan classification is provided in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 7 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 4 summarizes the Company's nonperforming assets for the quarters ending March 31, 2013 and 2012, and December 31, 2012.

Table 4 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	March 31, 2013	December 31, 2012	March 31, 2012
Nonaccrual loans	$7,526	$8,887	$7,655
Loans past due 90 days and over and still accruing	163	1,986	418
Total nonperforming loans	7,689	10,873	8,073
Other real estate	7,552	7,496	7,120
Other foreclosed assets	16	151	321
Total nonperforming assets	$15,257	$18,520	$15,514

Troubled debt restructurings	$5,032	$5,062	$421

Nonperforming assets to total assets	0.82%	1.00%	1.10%
Nonperforming assets to total loans + ORE + other foreclosed assets	1.46%	1.76%	2.05%
ALL to nonperforming loans	96.98%	67.78%	87.67%
ALL to total loans	0.72%	0.70%	0.95%

QTD charge-offs	$523	$557	$939
QTD recoveries	60	53	66
QTD net charge-offs	$463	$504	$873
Annualized net charge-offs to total loans	0.18%	0.19%	0.47%

Nonperforming assets totaled $15.3 million at March 31, 2013, a decrease of $3.2 million from the $18.5 million reported at year-end 2012 and a decrease of $257,000 from the $15.5 million reported at March 31, 2012.  The decrease in the first quarter of 2013 resulted from a $1.4 million reduction in nonaccrual loans and a $1.8 million decrease in loans past due 90 days and over.  Allowance coverage for nonperforming loans was 96.98% at March 31, 2013 compared to 67.78% at December 31, 2012 and 87.67% at March 31, 2012.  The ALL/total loans ratio remained relatively constant at 0.72% compared to 0.70% at year-end 2012, down from the 0.95% at March 31, 2012.  The ALL/total loans ratio decreased due to the loans acquired from PSB.   The ratio of annualized net charge-offs to total loans was 0.18% for the three months ended March 31, 2013 compared to 0.19% for the three months ended December 31, 2012, and down from the .47% for the three months ended March 31, 2012.

Total nonperforming assets to total loans plus ORE and other assets repossessed decreased to 1.46% at March 31, 2013 from 1.76% at December 31, 2012 and from 2.05% at March 31, 2012.  Loans classified as troubled debt restructurings (“TDRs”) totaled $5.0 million at March 31, 2013 compared to $5.1 million at December 31, 2012 and $421,000 at March 31, 2012.  A total of $4.8 million in TDRs were acquired with PSB and included four credits, two of which are large commercial credits.  Classified assets, including ORE, decreased $5.2 million, or 15.1% during the three months ended March 31, 2013, from $34.4 million at December 31, 2012 to $29.2 million.  The decrease in classified assets resulted primarily from approximately $2.9 million in pay-offs received on three loan relationships and the upgrade of a $1.0 million loan.  The exposure on other classified loans decreased an additional $1.2 million due to charge-offs and scheduled payments in the first quarter of 2013.   Additional information regarding impaired loans is included in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 7 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $7.5 million in the ALL as of March 31, 2013 is sufficient to cover probable losses in the loan portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes from the information regarding market risk disclosed under the heading “Funding Sources - Interest Rate Sensitivity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

During the first quarter of 2013, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings.

In early June 2012, the Bank was joined in a class action lawsuit filed by Umeki Harding, individually and on behalf of all persons similarly situated, in the United States District Court for the Western District of Louisiana.  Mr. Harding alleges he was a customer and individually and on behalf of a class seeks unspecified monetary damages and other relief from the Bank relating to the collection of overdraft fees on customer accounts.   The Bank filed a motion to compel arbitration and sought dismissal of the complaint.  On October 4, 2012, the Court granted the Bank’s motion to compel arbitration and stayed the referenced matter until arbitration is conducted in accordance with the terms of the Arbitration Agreement.  The federal lawsuit was administratively closed pending the completion of the arbitration proceeding.  As of this date, there has been no request by any customer seeking arbitration.

Also in June 2012, the Bank was joined in a class action lawsuit filed by Elena Hunter, individually and behalf of herself and others similarly situated, in the United States District Court for the Northern District of Texas, Dallas Division.  The lawsuit alleges violations of Title III of the American with Disabilities Act and several other acts against the Bank for failure to design, construct, and/or own or operate banking facilities that are accessible to, and independently usable by, blind people and is seeking unspecified monetary damages and other relief from the Bank.  On July 27, 2012, the Bank filed a motion to dismiss this matter, which motion is currently pending before the court.  The motion to dismiss was granted on February 19, 2013 and plaintiffs were given leave to file amended pleadings within 30 days.  Plaintiffs filed a second amended complaint on March 26, 2013.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended March 31, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description

3.1
Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (restated solely for purposes of Item 601(b)(3) of Regulation S-K) (filed as Exhibit 3.1 to MidSouth's Annual Report on Form 10-K filed on March 15, 2013 and incorporated herein by reference).

3.2
Amended and Restated By-laws of MidSouth Bancorp, Inc. effective as of September 12, 2012 (restated solely for purposes of Item 601(b)(3) of Regulation S-K (filed as Exhibit 3.3 to MidSouth’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: May 10, 2013
/s/ C. R. Cloutier

C. R. Cloutier, President /CEO
(Principal Executive Officer)

/s/ James R. McLemore

James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly

Teri S. Stelly, Controller (Principal Accounting Officer)