Form 10-Q
period 2013-06-30
MIDSOUTH BANCORP INC
filed 2013-08-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
YES   ☐   NO   ☒

As of August 9, 2013, there were 11,253,216 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information
Item 1. Financial Statements.
MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (dollars in thousands, except share data)
	June 30, 2013 (unaudited)	December 31, 2012* (audited)
Assets
Cash and due from banks, including required reserves of $8,295 and $14,083, respectively	$42,558	$46,297
Interest-bearing deposits in banks	15,311	20,276
Federal funds sold	1,709	7,000
Time deposits held in banks	-	881
Securities available-for-sale, at fair value (cost of $365,059 at June 30, 2013 and $412,065 at December 31, 2012)	367,299	424,617
Securities held-to-maturity (fair value of $160,137 at June 30, 2013 and $156,924 at December 31, 2012)	163,610	153,524
Other investments	10,951	8,310
Loans	1,118,572	1,046,940
Allowance for loan losses	(8,531)	(7,370)
Loans, net	1,110,041	1,039,570
Bank premises and equipment, net	67,881	63,461
Accrued interest receivable	6,764	6,691
Goodwill	42,486	42,781
Intangibles	8,494	9,047
Cash surrender value of life insurance	13,321	13,183
Other real estate	6,900	7,496
Other assets	6,451	8,594
Total assets	$1,863,776	$1,851,728

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$395,341	$380,557
Interest bearing	1,140,453	1,171,347
Total deposits	1,535,794	1,551,904
Securities sold under agreements to repurchase	51,710	41,447
FHLB advances	51,916	27,128
Notes payable	1,500	2,000
Junior subordinated debentures	29,384	29,384
Other liabilities	6,039	10,624
Total liabilities	1,676,343	1,662,487
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 99,971 shares issued and outstanding at June 30, 2013 and December 31, 2012	9,997	9,997
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,403,693 and 11,386,611 issued and 11,253,216 and 11,236,134 outstanding at June 30, 2013 and December 31, 2012, respectively	1,140	1,139
Additional paid-in capital	110,776	110,603
Accumulated other comprehensive income	1,456	8,159
Treasury stock – 150,477 shares at June 30, 2013 and December 31, 2012, at cost	(3,286)	(3,286)
Retained earnings	35,350	30,629
Total shareholders’ equity	187,433	189,241
Total liabilities and shareholders’ equity	$1,863,776	$1,851,728

See notes to unaudited consolidated financial statements.
* Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$18,197	$12,355	$35,314	$24,758
Securities and other investments:
Taxable	2,251	2,148	4,310	4,217
Nontaxable	812	730	1,651	1,505
Federal funds sold	1	2	5	4
Time and interest bearing deposits in other banks	17	21	55	60
Other investments	78	42	150	87
Total interest income	21,356	15,298	41,485	30,631

Interest expense:
Deposits	990	1,059	2,068	2,159
Securities sold under agreements to repurchase	182	186	361	367
Other borrowings and payable	106	-	230	-
Junior subordinated debentures	336	244	672	492
Total interest expense	1,614	1,489	3,331	3,018

Net interest income	19,742	13,809	38,154	27,613
Provision for loan losses	1,250	575	1,800	1,250
Net interest income after provision for loan losses	18,492	13,234	36,354	26,363

Non-interest income:
Service charges on deposits	2,271	1,868	4,442	3,692
Gain on securities, net	-	135	204	135
ATM and debit card income	1,638	1,149	2,994	2,275
Other charges and fees	1,095	813	1,795	1,391
Total non-interest income	5,004	3,965	9,435	7,493

Non-interest expenses:
Salaries and employee benefits	8,369	6,152	16,761	12,238
Occupancy expense	3,725	2,783	7,322	5,331
FDIC insurance	244	195	589	453
Other	5,929	4,660	11,026	8,436
Total non-interest expenses	18,267	13,790	35,698	26,458

Income before income taxes	5,229	3,409	10,091	7,398
Income tax expense	1,566	931	3,000	2,034

Net earnings	3,663	2,478	7,091	5,364
Dividends on preferred stock and accretion of warrants	392	380	684	780
Net earnings available to common shareholders	$3,271	$2,098	$6,407	$4,584

Earnings per share:
Basic	$0.29	$0.20	$0.57	$0.44
Diluted	$0.29	$0.20	$0.56	$0.44

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings	$3,663	$2,478	$7,091	$5,364
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the year	(8,993)	1,695	(10,108)	1,289
Less: reclassification adjustment for gains on sales of securities available-for-sale	-	(135)	(204)	(135)
Total other comprehensive income (loss), before tax	(8,993)	1,560	(10,312)	1,154
Income tax effect related to items of other comprehensive income	(3,148)	530	(3,609)	392
Total other comprehensive income (loss), net of tax	(5,845)	1,030	(6,703)	762
Total comprehensive income (loss)	$(2,182)	$3,508	$388	$6,126
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2013 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Earnings	Total
Balance - December 31, 2012	131,971	$41,997	11,386,611	$1,139	$110,603	$8,159	$(3,286)	$30,629	$189,241
Net earnings	-	-	-	-	-	-	-	7,091	7,091
Dividends on Series B and Series C Preferred Stock	-	-	-	-	-	-	-	(684)	(684)
Dividends on common stock, $0.15 per share	-	-	-	-	-	-	-	(1,686)	(1,686)
Common stock issued under employee stock plans, including tax benefit	-	-	17,082	1	29	-	-	-	30
Stock option and restricted stock compensation expense	-	-	-	-	144	-	-	-	144
Change in accumulated other comprehensive income	-	-	-	-	-	(6,703)	-	-	(6,703)
Balance – June 30, 2013	131,971	$41,997	11,403,693	$1,140	$110,776	$1,456	$(3,286)	$35,350	$187,433

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$7,091	$5,364
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,696	1,786
Accretion of purchase accounting adjustments	(3,732)	(1,255)
Provision for loan losses	1,800	1,250
Provision for deferred tax expense	996	845
Amortization of premiums on securities, net	2,384	811
Amortization of other investments	9	7
Stock option expense	123	28
Restricted stock expense	21	29
Net gain on sale of investment securities	(204)	(135)
Net loss on sale of other real estate owned	112	93
Net write down of other real estate owned	347	452
Net loss on sale/disposal of premises and equipment	148	-
Change in accrued interest receivable	(73)	293
Change in accrued interest payable	(145)	(98)
Change in other assets & other liabilities, net	537	(128)
Net cash provided by operating activities	12,110	9,342

Cash flows from investing activities:
Net decrease in time deposits in other banks	881	-
Proceeds from maturities and calls of securities available-for-sale	44,861	49,411
Proceeds from maturities and calls of securities held-to-maturity	13,784	7,698
Proceeds from sale of securities available-for-sale	41,839	1,703
Purchases of securities available-for-sale	(47,304)	(53,270)
Purchases of securities held-to-maturity	(24,700)	(30,697)
Proceeds from redemptions of other investments	1,000	-
Purchases of other investments	(2,651)	(185)
Net change in loans	(64,053)	(5,719)
Purchases of premises and equipment	(7,274)	(2,738)
Proceeds from sale of premises and equipment	10	-
Proceeds from sale of other real estate owned	619	131
Net cash used in investing activities	(42,988)	(33,666)

Cash flows from financing activities:
Change in deposits	(15,702)	(10,402)
Change in securities sold under agreements to repurchase	10,263	4,269
Borrowings on Federal Home Loan Bank advances	25,000	100
Repayments of Federal Home Loan Bank advances	(28)	(100)
Repayments of notes payable	(500)	-
Proceeds and tax benefit from exercise of stock options	30	65
Payment of dividends on preferred stock	(660)	(800)
Payment of dividends on common stock	(1,520)	(1,465)
Net cash provided by (used in) financing activities	16,883	(8,333)

Net decrease in cash and cash equivalents	(13,995)	(32,657)
Cash and cash equivalents, beginning of period	73,573	83,303
Cash and cash equivalents, end of period	$59,578	$50,646

Supplemental cash flow information:
Interest paid	$3,269	$3,116
Income taxes paid	3,050	1,985
Noncash investing and financing activities
Transfer of loans to other real estate	482	425
Accrued preferred stock dividends	392	380
Financed sales of other real estate	-	150

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
June 30, 2013
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of June 30, 2013 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income was issued in the first quarter of 2013 to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”).  The ASU requires information regarding the impact to net earnings of the reclassification on significant amounts out of AOCI to be presented on either the face of the statement of earnings or in the notes to the financial statements.  The amendments in this Update do not change the current reporting requirements for net earnings or AOCI.  For public entities, the amendments in this Update are effective prospectively for reporting periods beginning after December 15, 2012.  In compliance with the Update, the information required has been included in the Consolidated Statements of Comprehensive Income and Note 5 in these unaudited consolidated financial statements.

Reclassifications — Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2013.  The reclassifications had no impact on net earnings or shareholders equity.

2.	Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$12,985	$3	$256	$12,732
Obligations of state and political subdivisions	66,301	2,668	217	68,752
GSE mortgage-backed securities	159,092	2,559	2,206	159,445
Collateralized mortgage obligations: residential	85,995	369	1,867	84,497
Collateralized mortgage obligations: commercial	28,096	843	116	28,823
Other asset-backed securities	12,126	457	-	12,583
Collateralized debt obligation	464	3	-	467
	$365,059	$6,902	$4,662	$367,299

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$13,422	$2	$-	$13,424
Obligations of state and political subdivisions	83,093	4,328	-	87,421
GSE mortgage-backed securities	172,932	5,887	-	178,819
Collateralized mortgage obligations: residential	101,381	652	47	101,986
Collateralized mortgage obligations: commercial	28,528	1,233	-	29,761
Other asset-backed securities	12,245	497	-	12,742
Collateralized debt obligation	464	-	-	464
	$412,065	$12,599	$47	$424,617

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$46,763	$57	$2,852	$43,968
GSE mortgage-backed securities	86,024	430	1,032	85,422
Collateralized mortgage obligations: residential	14,776	-	507	14,269
Collateralized mortgage obligations: commercial	16,047	431	-	16,478
	$163,610	$918	$4,391	$160,137

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$42,900	$7	$7	$42,900
GSE mortgage-backed securities	89,383	2,819	-	92,202
Collateralized mortgage obligations: residential	5,009	-	-	5,009
Collateralized mortgage obligations: commercial	16,232	581	-	16,813
	$153,524	$3,407	$7	$156,924

With the exception of 3 private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $71,000 at June 30, 2013, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The amortized cost and fair value of debt securities at June 30, 2013 by contractual maturity are shown in the following table (in thousands) with the exception of other asset-backed securities, mortgage-backed securities, CMOs, and the collateralized debt obligation.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$9,454	$9,581
Due after one year through five years	42,442	43,621
Due after five years through ten years	20,958	22,035
Due after ten years	6,432	6,247
Other asset-backed securities	12,126	12,583
Mortgage-backed securities and collateralized mortgage obligations:
Residential	245,087	243,942
Commercial	28,096	28,823
Collateralized debt obligation	464	467
	$365,059	$367,299

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$306	$306
Due after one year through five years	2,063	2,048
Due after five years through ten years	6,528	6,327
Due after ten years	37,866	35,287
Mortgage-backed securities and collateralized mortgage obligations:
Residential	100,800	99,691
Commercial	16,047	16,478
	$163,610	$160,137

Details concerning investment securities with unrealized losses are as follows (in thousands):

	June 30, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$10,555	$256	$-	$-	$10,555	$256
Obligations of state and - political subdivisions	4,300	217	-	-	4,300	217
GSE mortgage-backed securities	76,613	2,206	-	-	76,613	2,206
Collateralized mortgage obligations: residential	61,082	1,866	70	1	61,152	1,867
Collateralized mortgage obligations: commercial	4,488	116	-	-	4,488	116
	$157,038	$4,661	$70	$1	$157,108	$4,662

	December 31, 2012
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Collateralized mortgage obligations: residential	$10,085	$45	$96	$2	$10,181	$47

	June 30, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$41,664	$2,852	$-	$-	$41,664	$2,852
GSE mortgage-backed securities	33,461	1,032	-	-	33,461	1,032
Collateralized mortgage obligations: residential	14,269	507	-	-	14,269	507
	$89,394	$4,391	$-	$-	$89,394	$4,391

	December 31, 2012
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$1,128	$7	$-	$-	$1,128	$7

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

As of June 30, 2013, 105 securities had unrealized losses totaling 3.54% of the individual securities’ amortized cost basis and 1.71% of the Company’s total amortized cost basis.  Two of the 105 securities had been in an unrealized loss position for over twelve months at June 30, 2013.  These two securities had an amortized cost basis and unrealized loss of $71,000 and $1,000, respectively.  The unrealized losses on debt securities at June 30, 2013 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At June 30, 2013, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Company sold 21 securities classified as available-for-sale at a net gain of $204,000.  Of the 21 securities sold, 18 securities were sold with gains totaling $217,000 and three securities were sold at a loss of $13,000.  During the six months ended June 30, 2012, the Company sold three securities classified as available-for-sale at a gain of $135,000.

Securities with an aggregate carrying value of approximately $285.2 million and $226.2 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

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

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of June 30, 2013 and December 31, 2012, based upon quarterly reviews, management determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
FRB-Atlanta	$3,788	$2,258
FHLB-Dallas	2,803	1,862
Other bank stocks	2,063	2,063
Other stocks	187	7
CRA investment	2,110	2,120
	$10,951	$8,310

4.	Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Commercial, financial and agricultural	$391,241	$315,655
Lease financing receivable	5,656	5,769
Real estate – construction	82,851	75,334
Real estate – commercial	404,543	414,384
Real estate – residential	141,689	142,858
Installment loans to individuals	90,571	90,561
Other	2,021	2,379
	1,118,572	1,046,940
Less allowance for loan losses	(8,531)	(7,370)
	$1,110,041	$1,039,570

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At June 30, 2013, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $167.1 million, or 14.9% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At June 30, 2013, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $468.7 million.  Of the $468.7 million, $351.4 million represent CRE loans, 59.3% of which are secured by owner-occupied commercial properties.  Of the $468.7 million in loans secured by commercial real estate, $2.9 million, or 0.6%, were on nonaccrual status at June 30, 2013.

Allowance for Loan Losses

The allowance for loan losses is a valuation account available to absorb probable losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance for loan losses at the time of recovery.  Quarterly, the probable level of losses in the existing portfolio is estimated through consideration of various factors.  Based on these estimates, the allowance for loan losses is increased by charges to earnings and decreased by charge‑offs (net of recoveries).

The allowance is composed of general reserves and specific reserves.  General reserves are determined by applying loss percentages to segments of the portfolio.  The loss percentages are based on each segment’s historical loss experience, generally over the past twelve to eighteen months, and adjustment factors derived from conditions in the Company’s internal and external environment.  All loans considered to be impaired are evaluated on an individual basis to determine specific reserve allocations in accordance with GAAP.  Loans for which specific reserves are provided are excluded from the calculation of general reserves.

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate any subsequently required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance and then compared to any remaining unaccreted purchase discount. To the extent that the calculated loss is greater than the remaining unaccreted purchase discount, an allowance is recorded for such difference.

The Company has an internal loan review department that is independent of the lending function to challenge and corroborate the loan grade assigned by the lender and to provide additional analysis in determining the adequacy of the allowance for loan losses.

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the six months ended June 30, 2013 and 2012 is as follows (in thousands):

	June 30, 2013
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,535	$2,147	$2,166	$936	$543	$41	$2	$7,370
Charge-offs	(245)	-	(18)	(115)	(413)	-	-	(791)
Recoveries	39	5	15	26	67	-	-	152
Provision	2,364	(1,061)	80	(328)	760	(17)	2	1,800
Ending balance	$3,693	$1,091	$2,243	$519	$957	$24	$4	$8,531
Ending balance: individually evaluated for impairment	$328	$54	$21	$68	$128	$-	$-	$599
Ending balance: collectively evaluated for impairment	$3,365	$1,037	$2,222	$451	$829	$24	$4	$7,932

Loans:
Ending balance	$391,241	$82,851	$404,543	$141,689	$90,571	$5,656	$2,021	$1,118,572
Ending balance: individually evaluated for impairment	$1,648	$262	$2,556	$1,024	$315	$-	$-	$5,805
Ending balance: collectively evaluated for impairment	$389,593	$82,589	$401,277	$140,375	$90,256	$5,656	$2,021	$1,111,767
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$710	$290	$-	$-	$-	$1,000

	June 30, 2012
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,734	$1,661	$2,215	$936	$710	$19	$1	$7,276
Charge-offs	(565)	-	(495)	(84)	(321)	-	-	(1,465)
Recoveries	103	9	-	2	47	-	-	161
Provision	384	357	246	103	156	3	1	1,250
Ending balance	$1,656	$2,027	$1,966	$957	$592	$22	$2	$7,222
Ending balance: individually evaluated for impairment	$235	$33	$60	$15	$99	$-	$-	$442
Ending balance: collectively evaluated for impairment	$1,421	$1,994	$1,906	$942	$493	$22	$2	$6,780

Loans:
Ending balance	$233,629	$55,111	$271,141	$112,343	$72,859	$3,974	$2,398	$751,455
Ending balance: individually evaluated for impairment	$2,088	$576	$2,974	$1,717	$305	$-	$-	$7,660
Ending balance: collectively evaluated for impairment	$231,541	$54,535	$268,167	$110,626	$72,554	$3,974	$2,398	$743,795

Non-Accrual and Past Due Loans

Loans are considered past due if the required principal and interest payment have not been received as of the date such payments were due.  Loans are placed on non-accrual status when, in management’s opinion, the probability of collection of interest is deemed insufficient to warrant further accrual.  For loans placed on nonaccrual status, the accrual of interest is discontinued and subsequent payments received are applied to the principal balance.  Interest income is recorded after principal has been satisfied and as payments are received.  Nonaccrual loans may be returned to accrual status if all principal and interest amounts contractually owed are reasonably assured of repayment within a reasonable period and there is a period of at least six months to one year of repayment performance by the borrower depending on the contractual payment terms.

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,107	$192	$1,747	$3,046	$388,195	$391,241	$92
Commercial real estate – construction	907	-	226	1,133	63,033	64,166	-
Commercial real estate – other	3,241	87	2,275	5,603	398,940	404,543	-
Consumer - credit card	21	-	14	35	5,799	5,834	14
Consumer - other	387	200	235	822	83,915	84,737	11
Residential – construction	133	-	-	133	18,552	18,685	-
Residential – prime	983	325	1,176	2,484	139,205	141,689	-
Residential – subprime	-	-	-	-	-	-	-
Other loans	123	-	-	123	1,898	2,021	-
Finance leases commercial	-	-	-	-	5,656	5,656	-
	$6,902	$804	$5,673	$13,379	$1,105,193	$1,118,572	$117
	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,220	$321	$2,580	$5,121	$310,534	$315,655	$1,019
Commercial real estate - construction	66	96	101	263	58,087	58,350	-
Commercial real estate - other	4,131	2,108	3,577	9,816	404,568	414,384	952
Consumer - credit card	24	2	15	41	6,766	6,807	15
Consumer - other	421	134	186	741	83,013	83,754	-
Residential - construction	-	-	-	-	16,984	16,984	-
Residential - prime	1,140	317	1,408	2,865	139,993	142,858	-
Residential - subprime	-	-	-	-	-	-	-
Other loans	87	-	-	87	2,292	2,379	-
Finance leases commercial	-	-	-	-	5,769	5,769	-
	$8,089	$2,978	$7,867	$18,934	$1,028,006	$1,046,940	$1,986

Non-accrual loans are as follows (in thousands):

	June 30, 2013	December 31, 2012
Commercial, financial, and agricultural	$1,839	$2,015
Commercial real estate – construction	264	941
Commercial real estate - other	2,641	3,017
Consumer - credit card	-	-
Consumer - other	349	409
Residential - construction	-	-
Residential - prime	1,679	2,505
Residential - subprime	-	-
Other loans	-	-
Finance leases commercial	-	-
	$6,772	$8,887

The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $281,000 and $306,000 for the six months ended June 30, 2013 and 2012, respectively.  Interest actually received on nonaccrual loans at June 30, 2013 and 2012 was $243,000 and $23,000, respectively.

Impaired Loans

Loans are considered impaired when, based upon current information, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans classified as special mention, substandard, or doubtful, based on credit risk rating factors, are reviewed for impairment.  An allowance for each impaired loan is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collaterally dependent.  All impaired loans are reviewed, at a minimum, on a quarterly basis.  Existing valuations are reviewed to determine if additional discounts or new appraisals are required.  After this review, when comparing the resulting collateral valuation to the outstanding loan balance, if the discounted collateral value exceeds the loan balance no specific allocation is reserved.  Acquired impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings, even if they would otherwise qualify for such treatment.

Impaired loans are as follows (in thousands):

	June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$616	$727	$-	$603	$-
Commercial real estate – construction	65	65	-	371	-
Commercial real estate – other	2,353	2,882	-	2,419	6
Consumer – other	61	68	-	56	-
Residential – prime	668	668	-	789	-
Subtotal:	$3,763	$4,410	$-	$4,238	$6
With an allowance recorded:
Commercial, financial, and agricultural	1,032	1,032	328	1,045	-
Commercial real estate – construction	197	197	54	178	-
Commercial real estate – other	203	203	21	203	-
Consumer – other	254	254	128	229	-
Residential – prime	356	356	68	326	-
Subtotal:	$2,042	$2,042	$599	$1,981	$-
Totals:
Commercial	4,466	5,106	403	4,819	6
Consumer	315	322	128	285	-
Residential	1,024	1,024	68	1,115	-
Grand total:	$5,805	$6,452	$599	$6,219	$6

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$564	$675	$-	$861	$5
Commercial real estate – construction	771	770	-	834	1
Commercial real estate – other	2,530	3,059	-	1,780	38
Consumer – other	114	122	-	81	1
Residential – prime	1,575	1,575	-	1,213	26
Subtotal:	$5,554	$6,201	$-	$4,769	$71
With an allowance recorded:
Commercial, financial, and agricultural	1,072	1,072	391	1,128	21
Commercial real estate – construction	165	165	57	85	7
Commercial real estate – other	381	381	35	811	3
Consumer – other	216	216	114	228	6
Residential – prime	52	52	30	172	4
Subtotal:	$1,886	$1,886	$627	$2,424	$41
Totals:
Commercial	5,483	6,122	483	5,499	75
Consumer	330	338	114	309	7
Residential	1,627	1,627	30	1,385	30
Grand total:	$7,440	$8,087	$627	$7,193	$112

Credit Quality

The Company manages credit risk by observing written underwriting standards and lending policy established by the Board of Directors and management to govern all lending activities.  The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by a loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.

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

The following tables present the classes of loans by risk rating (in thousands):

	June 30, 2013
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial Total	% of Total Commercial
Pass	$383,435	$63,090	$378,809	$825,334	95.98%
Special mention	2,071	-	6,559	8,630	1.00%
Substandard	5,481	1,076	19,073	25,630	2.98%
Doubtful	254	-	102	356	0.04%
	$391,241	$64,166	$404,543	$859,950	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Residential Construction	Residential Prime	Residential Subprime	Residential Total	% of Total Residential
Pass	$18,561	$138,403	$-	$156,964	97.87%
Special mention	-	589	-	589	0.37%
Substandard	124	2,697	-	2,821	1.76%
	$18,685	$141,689	$-	$160,374	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer Credit Card	Consumer Other	Finance Leases Commercial	Other Loans	Total	% of Total
Performing	$5,821	$84,379	$5,656	$2,021	$97,877	99.62%
Nonperforming	13	358	-	-	371	0.38%
	$5,834	$84,737	$5,656	$2,021	$98,248	100.00%

	December 31, 2012
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial Total	% of Total Commercial
Pass	$304,219	$54,737	$396,077	$755,033	95.76%
Special mention	5,748	684	6,224	12,656	1.61%
Substandard	4,503	2,925	7,514	14,942	1.90%
Doubtful	1,185	4	4,569	5,758	0.73%
	$315,655	$58,350	$414,384	$788,389	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category

	Residential Construction	Residential Prime	Residential Subprime	Residential Total	% of Total Residential
Pass	$16,785	$137,681	$-	$154,466	96.64%
Special mention	-	1,612	-	1,612	1.01%
Substandard	199	3,565	-	3,764	2.35%
	$16,984	$142,858	$-	$159,842	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer Credit Card	Consumer Other	Finance Leases Commercial	Other Loans	Total	% of Total
Performing	$6,792	$83,347	$5,769	$2,379	$98,287	99.57%
Nonperforming	15	407	-	-	422	0.43%
	$6,807	$83,754	$5,769	$2,379	$98,709	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	June 30, 2013
	Current	Past Due Greater than 30 Days	Nonaccrual TDRs	Total TDRs

Commercial, financial, and agricultural	$23	$-	$344	$367
Real estate - commercial	168	-	-	168
	$191	$-	$344	$535

	December 31, 2012
	Current	Past Due Greater than 30 Days	Nonaccrual TDRs	Total TDRs

Commercial, financial, and agricultural	$-	$-	$353	$353
Real estate - commercial	4,709	-	-	4,709
	$4,709	$-	$353	$5,062

The $4.5 million decrease from December 31, 2012 resulted primarily from payoffs related to two commercial credits previously classified as TDRs. During the three months ended June 30, 2013, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the three months ended June 30, 2012, there were no new loans identified as TDRs, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the six months ended June 30, 2013, one loan with a pre-modification balance of $27,000 was identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the six months ended June 30, 2012, there were no new TDRs identified.  Three TDRs totaling $249,000 defaulted during the six months ended June 30, 2012.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of June 30, 2013, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

5.	Other Comprehensive Income (Loss)

The following is a summary of the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended June 30,
	2013			2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gain during period	$(8,993)	$3,148	$(5,845)	$1,695	$(576)	$1,119
Reclassification adjustment for gains included in net income	-	-	-	(135)	46	(89)
Total other comprehensive income (loss)	$(8,993)	$3,148	$(5,845)	$1,560	$(530)	$1,030

	Six Months Ended June 30,
	2013			2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gain during period	$(10,108)	$3,538	$(6,570)	$1,289	$(438)	$851
Reclassification adjustment for gains included in net income	(204)	71	(133)	(135)	46	(89)
Total other comprehensive income (loss)	$(10,312)	$3,609	$(6,703)	$1,154	$(392)	$762

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended June 30,
	2013		2012
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$-	Gain on securities, net	$(135)	Gain on securities, net
	-	Tax expense	46	Tax expense
	$-	Net of tax	$(89)	Net of tax

	Six Months Ended June 30,
	2013		2012
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(204)	Gain on securities, net	$(135)	Gain on securities, net
	71	Tax expense	46	Tax expense
	$(133)	Net of tax	$(89)	Net of tax

6.	Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings available to common shareholders	$3,271	$2,098	$6,407	$4,584
Dividends on Series C preferred stock	100	-	200	-
Adjusted net earnings available to common shareholders	$3,371	$2,098	$6,607	$4,584
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,239	10,470	11,238	10,468
Effect of dilutive securities:
Stock options	40	18	45	13
Restricted stock	-	9	-	9
Preferred stock	560	-	563	-
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	11,839	10,497	11,846	10,490

Options to acquire 18,331 shares of common stock were not included in computing diluted earnings per share for the quarters and six months ended June 30, 2013 and 2012, respectively, because the effects of these shares were anti-dilutive as a result of the exercise price of such options.  A total of 104,384 shares subject to an outstanding warrant issued in connection with the Capital Purchase Plan transaction were anti-dilutive as a result of their exercise price and not included in the computation of diluted earnings per share for the quarter and six months ended June 30, 2012.

7.	Declaration of Dividends

A first quarter dividend of $0.07 per share for holders of common stock of record on March 15, 2013 was declared on January 31, 2013, and was paid on April 1, 2013.  On January 31, 2013, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on April 1, 2013, which was paid on April 15, 2013.  On May 22, 2013, the Company declared a second quarter dividend of $0.08 per share for holders of common stock of record on June 14, 2013, and was paid on July 1, 2013.  On May 22, 2013, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on July 1, 2013, which was paid on July 15, 2013.  A third quarter dividend was declared on July 24, 2013, in the amount of $0.08 per share for holders of common stock of record on September 16, 2013, payable on October 1, 2013. On July 24, 2013, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on October 1, 2013, payable on October 15, 2013.

8.	Goodwill and Intangibles

Changes to the carrying amount of goodwill for the six months ended June 30, 2013 are provided in the following table (in thousands):

Balance, December 31, 2012	$42,781
1st quarter 2013 adjustment to goodwill	(105)
Balance, March 31, 2013	42,676
2nd quarter 2013 adjustment to goodwill	(190)
Balance, June 30, 2013	$42,486

The adjustments to goodwill made during the six months ended June 30, 2013 resulted from reclassification of a $415,000 liability assumed through the PSB acquisition, from a $254,000 market value adjustment on two bonds held in the PSB investment portfolio at acquisition and from a $190,000 increase to the amount of income tax receivable recorded from the PSB acquisition.  The adjustments were made as additional information existing at the time of the acquisition was reviewed and affected the amount recorded for the assumed liability and the market value of the two bonds.  Net of deferred taxes, the adjustment resulted in a $295,000 reduction to goodwill recorded in the PSB acquisition.  The adjustments to goodwill had no impact on net earnings or shareholders’ equity.

A summary of core deposit intangible assets as of June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30, 2013	December 31, 2012
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(3,180)	(2,627)
Net carrying amount	$8,494	$9,047

9.	Fair Value Measurement

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

The following sources are utilized to set appropriate discounts: in-market real estate agents, current local sales data, bank history for devaluation of similar property, Sheriff’s valuations and buy/sell contracts.  If a real estate agent is used to market and sell the property, values are discounted 10% for selling costs.  Additional discounts may be applied if research from the above sources indicates a discount is appropriate given devaluation of similar property from the time of the initial valuation.

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

FHLB advances—The fair value approximates the carrying value of short-term FHLB advances due to their short-term nature.  The fair value of long-term FHLB advances is estimated using a discounted cash flow analysis that applies interest rates currently being offered on similar types of borrowings with similar terms.

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2013 using:
Description	at June 30, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$12,732	$-	$12,732	$-
Obligations of state and political subdivisions	68,752	-	68,752	-
GSE mortgage-backed securities	159,445	-	159,445	-
Other asset-backed securities	12,583	-	12,583	-
Collateralized mortgage obligations: residential	84,497	-	84,497	-
Collateralized mortgage obligations: commercial	28,823	-	28,823	-
Collateralized debt obligations	467	-	467	-
	$367,299	$-	$367,299	$-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2012 using:
Description	at December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$13,424	$-	$13,424	$-
Obligations of state and political subdivisions	87,421	-	87,421	-
GSE mortgage-backed securities	178,819	-	178,819	-
Collateralized mortgage obligations: residential	101,986	-	101,986	-
Collateralized mortgage obligations: commercial	29,761		29,761
Other asset-backed securities	12,742	-	12,742	-
Collateralized debt obligations	464	-	464	-
	$424,617	$-	$424,617	$-

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

		Fair Value Measurements Using
	June 30, 2013	Level 1	Level 2	Level 3
Assets
Acquired loans with deteriorated credit quality	$1,000	$-	$-	$1,000
Other real estate	6,900	-	6,900	-
Impaired loans, excluding acquired loans	2,095	-	2,095	-
Total	$9,995	$-	$8,995	$1,000

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
Assets
Acquired loans with deteriorated credit quality	$4,521	$-	$-	$4,521
Other real estate	7,496	-	7,496	-
Impaired loans, excluding acquired loans	2,245	-	2,245	-
Total	$14,262	$-	$9,741	$4,521

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at June 30, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$59,578	$59,578	$-	$-
Securities available-for-sale	367,299	-	367,299	-
Securities held-to-maturity	163,610	-	160,137	-
Other investments	10,951	10,951	-	-
Loans, net	1,110,041	-	-	1,114,102
Cash surrender value of life insurance policies	13,321	-	13,321	-
Financial liabilities:
Non-interest-bearing deposits	395,341	-	395,341	-
Interest-bearing deposits	1,140,453	-	886,522	255,259
Securities sold under agreements to repurchase	51,710	51,710	-	-
FHLB advances	51,916	-	25,000	28,045
Notes payable	1,500	-	-	1,500
Junior subordinated debentures	29,384	-	22,167	7,770

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,573	$73,573	$-	$-
Time deposits held in banks	881	-	-	883
Securities available-for-sale	424,617	-	424,617	-
Securities held-to-maturity	153,524	-	156,924	-
Other investments	8,310	8,310	-	-
Loans, net	1,039,570	-	-	1,046,495
Cash surrender value of life insurance policies	13,183	-	13,183	-
Financial liabilities:
Non-interest-bearing deposits	380,557	-	380,557	-
Interest-bearing deposits	1,171,347	-	859,183	314,783
Securities sold under agreements to repurchase	41,447	41,447	-	-
Notes payable	29,128	-	-	29,128
Junior subordinated debentures	29,384	-	22,167	7,776

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

 The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” in our 2012 Annual Report on form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the following:

•	changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels;

•	changes in local economic and business conditions, including, without limitation, changes related to the oil and gas industries, that could adversely affect customers and their ability to repay borrowings under agreed upon terms, adversely affect the value of the underlying collateral related to their borrowings, and reduce demand for loans;

•	increased competition for deposits and loans which could affect compositions, rates and terms;

•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;

•	a deviation in actual experience from the underlying assumptions used to determine and establish our allowance for loan losses (“ALL”), which could result in greater than expected loan losses;

•	changes in the availability of funds resulting from reduced liquidity or increased costs;

•	the timing, ability to complete and the impact of proposed and/or future acquisitions, the success or failure of integrating acquired operations, and the ability to capitalize on growth opportunities upon entering new markets;

•	the ability to acquire, operate, and maintain effective and efficient operating systems;

•	increased asset levels and changes in the composition of assets that would impact capital levels and regulatory capital ratios;

•	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;

•	legislative and regulatory changes, including the changes in the regulatory capital framework under the Federal Reserve Board’s Basel III regulatory capital reforms, the impact of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), including the implementation of the Consumer Financial Protection Bureau, and other changes in banking, securities and tax laws and regulations and their application by our regulators, changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;

•	regulations and restrictions resulting from our participation in government sponsored programs such as the U.S. Treasury’s Small Business Lending Fund, including potential retroactive changes in such programs;

•	changes in accounting principles, policies, and guidelines applicable to financial holding companies and banking;

•	acts of war, terrorism, cyber intrusion, weather, or other catastrophic events beyond our control; and

•	the ability to manage the risks involved in the foregoing.

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

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $3.3 million for the second quarter of 2013, compared to net earnings available to common shareholders of $2.1 million reported for the second quarter of 2012.  Diluted earnings for the second quarter of 2013 were $0.29 per common share, compared to $0.20 per common share reported for the second quarter of 2012.

Dividends paid on the Series B Preferred Stock issued to the Treasury as a result of our participation in the Small Business Lending Fund (“SBLF”) totaled $292,000 for the second quarter of 2013 based on a dividend rate of 3.65%.  The Series C Preferred Stock issued in conjunction with the PSB acquisition paid dividends totaling $100,000 for the three months ended June 30, 2013.

Revenues from consolidated operations increased $7.0 million in quarterly comparison and included $2.1 million in purchase accounting adjustments on the 2012 and 2011 acquisitions.  Noninterest income increased $1.0 million in quarterly comparison, from $4.0 million for the three months ended June 30, 2012 to $5.0 million for the three months ended June 30, 2013.  Increases in noninterest income consisted primarily of $403,000 in service charges on deposit accounts and $489,000 in ATM/debit card income.

Noninterest expenses increased $4.5 million for the second quarter 2013 compared to second quarter 2012 and included approximately $1.8 million in operating expenses for the Timber Region and approximately $410,000 in operating costs for four new branches opened in late 2012 and early 2013.  The increased operating costs consisted primarily of $2.2 million in salaries and benefits costs, $942,000 in occupancy expense, $169,000 in ATM/debit card expense, $153,000 in the cost of printing and supplies, $141,000 in loss on disposal of fixed assets and $172,000 in legal and professional fees.  Expenses on ORE and other assets repossessed decreased $209,000 in prior year quarterly comparison.  The provision for loan losses increased $675,000 primarily as a result of the loan growth experienced during the second quarter of 2013.  Income tax expense increased $635,000 in quarterly comparison.

In year-over-year comparison, net earnings available to common shareholders increased $1.8 million primarily as a result of a $10.5 million improvement in net interest income and a $1.9 million increase in noninterest income which offset a $9.2 million increase in noninterest expense, a $550,000 increase in provision for loan loss and a $966,000 increase in income tax expense.  The $10.5 million increase in net interest income included approximately $6.6 million earned from the Timber Region.  An increase in purchase accounting adjustments of $2.6 million in year-to-date comparison also contributed to the increase in net interest income.

Increases in noninterest income consisted primarily of $750,000 in service charges on deposit accounts and $719,000 in ATM and debit card income.  Noninterest expenses increased $9.2 million in year-to-date comparison and included approximately $3.4 million in operating expenses for the Timber region and approximately $782,000 in operating expenses for the four new branches opened in late 2012 and early 2013.  Increases in noninterest expense, excluding operating expenses on the Timber Region and the new branches, included primarily $2.5 million in salary and benefits costs, $910,000 in occupancy expense, $163,000 in data processing expense, and $314,000 in corporate development expense.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.87% and 4.51% for the three months ended June 30, 2013 and 2012, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, respectively.

Fully taxable-equivalent (“FTE”) net interest income totaled $20.1 million and $14.1 million for the quarters ended June 30, 2013 and 2012, respectively.  The FTE net interest income increased $6.0 million in prior year quarterly comparison primarily due to a $395.4 million increase in the volume of average earning assets primarily as a result of the PSB acquisition.  The average volume of loans increased $331.4 million in quarterly comparison and the average yield on loans increased 12 basis points, from 6.64% to 6.76%.  Purchase accounting adjustments on acquired loans added 75 basis points to the average yield on loans for the second quarter of 2013 and 30 basis points to the average yield on loans for the second quarter of 2012.  Net of the impact of the purchase accounting adjustments, average loan yields declined 33 basis points in prior year quarterly comparison, from 6.34% to 6.01%.  Loan yields have declined primarily as the result of a sustained low market interest rate environment.

Investment securities totaled $530.9 million, or 28.5% of total assets at June 30, 2013, versus $493.3 million, or 35.4% of total assets at June 30, 2012.  The investment portfolio had an effective duration of 4.19 years and an unrealized gain of $2.2 million at June 30, 2013.  The average volume of investment securities increased $68.0 million in quarterly comparison primarily due to $152.7 million in securities acquired with the PSB acquisition at year end December 2012, of which $28.8 million were sold early in the first quarter of 2013.  The average tax equivalent yield on investment securities decreased 18 basis points, from 2.70% to 2.52% primarily due to lower reinvestment rates.  The average yield on all earning assets increased 28 basis points in prior year quarterly comparison, from 4.98% for the second quarter of 2012 to 5.26% for the second quarter of 2013.   Net of the impact of purchase accounting adjustments, the average yield on total earning assets declined 3 basis points, from 4.81% to 4.78% for the three month periods ended June 30, 2012 and 2013, respectively.

The impact to interest expense of a $263.8 million increase in the average volume of interest bearing deposits was offset by a 13 basis point decrease in the average rate paid on interest-bearing deposits, from 0.48% at June 30, 2012 to 0.35% at June 30, 2013.  Net of purchase accounting adjustments on acquired certificates of deposit, the average rate paid on interest bearing deposits was 0.60% for the second quarter of 2012 compared to 0.41% for the second quarter of 2013.

Included in other interest-bearing liabilities is an average of $28.7 million of borrowed funds assumed from PSB, which included FHLB advances and a notes payable with First National Bankers Bank.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from January 2013 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.  The notes payable with First National Bankers Bank requires annual payments of $250,000 and bear an interest rate equal to New York Prime.

The average rate paid on our junior subordinated debentures decreased 173 basis points from second quarter of 2012 to second quarter of 2013 due to the addition of three variable rate debentures acquired from PSB.  The variable rate debentures carry a floating rate tied to the 3-month LIBOR with added rate variances ranging from plus 170 basis points to plus 330 basis points, adjustable and payable quarterly.  We also have outstanding $7.2 million of junior subordinated debenture that carry a fixed interest rate of 10.20%.

As a result of these changes in volume and yield on earning assets and interest bearing liabilities, the FTE net interest margin increased 36 basis points, from 4.51% for the second quarter of 2012 to 4.87% for the second quarter of 2013.  Net of purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin increased 8 basis points, from 4.25% for the second quarter of 2012 to 4.33% for the second quarter of 2013.

In year-to-date comparison, FTE net interest income increased $10.6 million primarily due to a $10.9 million increase in interest income.  The increase resulted primarily from a $391.8 million increase in the average volume of earning assets.  The average yield on earning assets increased in year-to-date comparison, from 4.97% at June 30, 2012 to 5.14% at June 30, 2013.  Net of a 48 basis point effect of discount accretion on acquired loans, the average yield on earning assets was 4.66% at June 30, 2013.

Interest expense increased in year-over-year comparison primarily due to a $293.1 million increase in the average volume of interest-bearing liabilities, from $955.5 million at June 30, 2012 to $1.2 billion at June 30, 2013.   The average rate paid on interest-bearing liabilities decreased 9 basis points, from 0.63% at June 30, 2012 to 0.54% at June 30, 2013.  Net of a 9 basis point effect of premium amortization on acquired certificates of deposit and FHLB advances, the average rate paid on interest bearing liabilities was 0.63% at June 30, 2013.  The FTE net interest margin increased 25 basis points, from 4.49% for the six months ended June 30, 2012 to 4.74% for the six months ended June 30, 2013.  Net of purchase accounting adjustments, the FTE net interest margin declined 3 basis points, from 4.21% to 4.18% for the six months ended June 30, 2012 and 2013, respectively.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended June 30,
	2013			2012
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$434,730	$2,251	2.07%	$390,149	$2,148	2.20%
Tax exempt[2]	104,747	1,149	4.39%	81,283	1,029	5.06%
Total investment securities	539,477	3,400	2.52%	471,432	3,177	2.70%
Federal funds sold	1,593	1	0.25%	3,294	2	0.20%
Time and interest bearing deposits in other banks	23,346	17	0.29%	30,042	21	0.29%
Other investments	10,056	78	3.10%	5,757	42	2.93%
Total loans[3]	1,080,295	18,197	6.76%	748,885	12,355	6.64%
Total earning assets	1,654,767	21,693	5.26%	1,259,410	15,597	4.98%
Allowance for loan losses	(7,425)			(7,010)
Nonearning assets	203,141			138,414
Total assets	$1,850,483			$1,390,814

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,149,285	$990	0.35%	$885,467	$1,059	0.48%
Securities sold under repurchase agreements	47,667	182	1.53%	49,057	186	1.52%
Federal funds purchased	1,466	3	0.81%	-	-	-
Other borrowings/payables	30,259	103	1.35%	-	-	-
Junior subordinated debentures	29,384	336	4.52%	15,465	244	6.25%
Total interest bearing liabilities	1,258,061	1,614	0.51%	949,989	1,489	0.63%

Demand deposits	389,035			266,076
Other liabilities	11,103			9,781
Shareholders’ equity	192,284			164,968
Total liabilities and shareholders’ equity	$1,850,483			$1,390,814

Net interest income and net interest spread		$20,079	4.75%		$14,108	4.35%
Net yield on interest earning assets			4.87%			4.51%

[1]	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.
[2]
Interest income of $337,000 for 2013 and $299,000 for 2012 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35% and 34% for 2013 and 2012, respectively.

[3]	Interest income includes loan fees of $1,517,000 for 2013 and $860,000 for 2012. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Six Months Ended June 30,
	2013			2012
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$430,397	$4,310	2.00%	$377,726	$4,217	2.23%
Tax exempt[2]	105,859	2,349	4.44%	83,624	2,122	5.07%
Total investment securities	536,256	6,659	2.48%	461,350	6,339	2.75%
Federal funds sold	4,789	5	0.21%	3,701	4	0.20%
Time and interest bearing deposits in other banks	40,492	55	0.27%	45,043	60	0.26%
Other investments	9,688	150	3.10%	5,696	87	3.04%
Total loans[3]	1,062,141	35,314	6.70%	745,740	24,758	6.66%
Total earning assets	1,653,366	42,183	5.14%	1,261,530	31,248	4.97%
Allowance for loan losses	(7,291)			(7,090)
Nonearning assets	205,642			138,949
Total assets	$1,851,717			$1,393,389

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,141,230	$2,068	0.37%	$892,556	$2,159	0.49%
Securities sold under repurchase agreements	46,661	361	1.56%	47,462	367	1.55%
Federal funds purchased	737	3	0.81%	2	-	-
Other borrowings/payables	30,595	227	1.48%	1	-	-
Junior subordinated debentures	29,384	672	4.55%	15,465	492	6.29%
Total interest bearing liabilities	1,248,607	3,331	0.54%	955,486	3,018	0.63%

Demand deposits	399,276			264,093
Other liabilities	12,405			9,587
Shareholders’ equity	191,429			164,223
Total liabilities and shareholders’ equity	$1,851,717			$1,393,389

Net interest income and net interest spread		$38,852	4.60%		$28,230	4.34%
Net yield on interest earning assets			4.74%			4.49%

[1]	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.
[2]
Interest income of $698,000 for 2013 and $617,000 for 2012 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35% and 34% for 2013 and 2012, respectively.

[3]	Interest income includes loan fees of $2,598,000 for 2013 and $1,650,000 for 2012. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended June 30, 2013 compared to June 30, 2012
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$103	$236	$(133)
Tax exempt	120	270	(150)
Federal funds sold	(1)	(1)	-
Time and interest bearing deposits in other banks	(4)	(5)	1
Other investments	36	33	3
Loans, including fees	5,842	5,445	397
Total	6,096	5,978	118

Interest paid on:
Interest bearing deposits	(69)	266	(335)
Securities sold under repurchase agreements	(4)	(6)	2
Federal funds purchased	3	3	-
Other borrowings/payable	103	103	-
Junior subordinated debentures	92	171	(79)
Total	125	537	(412)

Taxable-equivalent net interest income	$5,971	$5,441	$530

Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Six Months Ended June 30, 2013 compared to June 30, 2012
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$93	$553	$(460)
Tax exempt	227	515	(288)
Federal funds sold	1	1	-
Time and interest bearing deposits in other banks	(5)	(5)	-
Other investments	63	62	1
Loans, including fees	10,556	10,520	36
Total	10,935	11,646	(711)

Interest paid on:
Interest bearing deposits	(91)	522	(613)
Securities sold under repurchase agreements	(6)	(6)	-
Federal funds purchased	3	3	-
Other borrowings/payable	227	227	-
Junior subordinated debentures	180	348	(168)
Total	313	1,094	(781)

Taxable-equivalent net interest income	$10,622	$10,552	$70

Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Noninterest income increased $1.0 million in quarterly comparison, from $4.0 million for the three months ended June 30, 2012 to $5.0 million for the three months ended June 30, 2013.  Increases in noninterest income consisted primarily of $403,000 in service charges on deposit accounts and $489,000 in ATM/debit card income.  For the six-month period ended June 30, 2013, non-interest income totaled $9.4 million compared to $7.5 million, a net increase of $1.9 million year-over-year.  The increase consisted primarily of $750,000 in service charges on deposit accounts and $719,000 in ATM and debit card income.  The majority of the increase in service charges on deposit accounts and ATM/debit card income in three and six month comparisons resulted from the increased transaction volume due to the PSB deposit accounts acquired.

Non-interest Expense

Non-interest expense increased $4.5 million, from $13.8 million in the second quarter of 2012 to $18.3 million in the second quarter of 2013.  Increases in non-interest expenses included the impact of fifteen branches acquired from PSB and four new branches added in late 2012 and in early 2013.  Salaries and benefits costs increased $2.2 million, from $6.2 million for the three months ended June 30, 2012 to $8.4 million for the three months ended June 30, 2013.  The number of full-time equivalent employees increased over the same period by 152, from 449 to 601, respectively.  Occupancy expenses increased $900,000, from $2.8 million to $3.7 million in quarterly comparison, as the number of branch locations increased from 40 to 60 from June 30, 2012 to June 30, 2013.  Additional non-interest expense increases included primarily $169,000 in ATM/debit card expense, $153,000 in the cost of printing and supplies, $141,000 in loss on disposal of fixed assets and $172,000 in legal and professional fees.  Expenses on ORE and other assets repossessed decreased $209,000 in prior year quarterly comparison.

Noninterest expenses increased $9.2 million in year-to-date comparison and included approximately $3.4 million in operating expenses for the Timber region and approximately $782,000 in operating expenses for the four new branches opened in late 2012 and early 2013.  Increases in noninterest expense, excluding operating expenses on the Timber Region and the new branches, included primarily $2.5 million in salary and benefits costs, $910,000 in occupancy expense, $163,000 in data processing expense, and $314,000 in corporate development expense.

Analysis of Balance Sheet

Total consolidated assets at June 30, 2013 and December 31, 2012 were $1.9 billion.  Deposits totaled $1.5 billion at June 30, 2013, compared to $1.6 billion at December 31, 2012.  Our stable core deposit base, excluding time deposits, accounted for 83% of deposits at June 30, 2013 compared to 80% of deposits at year end 2012.  The low cost of our interest-bearing deposits declined 9 basis points from the 0.46% reported for the year ended December 31, 2012 compared to 0.37% over the six months ended June 30, 2013.

Securities available-for-sale totaled $367.3 million at June 30, 2013, a decrease of $57.3 million from $424.6 million at December 31, 2012.  The securities available-for-sale portfolio declined primarily due to $41.8 million in sales of securities and $44.9 million in calls, maturities and pay-downs that offset purchases totaling $47.3 million for the first six months of 2013.  The $41.8 million in securities sold were identified as under-performing following a thorough analysis of the investment securities portfolio during the first quarter of 2013.  Securities held-to-maturity increased $10.1 million, from $153.5 million at December 31, 2012 to $163.6 million at June 30, 2013, primarily due to $24.7 million in purchases for the held-to-maturity portfolio that offset $13.8 million in calls, maturities and pay-downs.  The investment securities portfolio had an effective duration of 4.19 years and an unrealized gain of $2.2 million at June 30, 2013.

Loans totaled $1.1 billion at June 30, 2013, compared to $1.0 billion at December 31, 2012.  Total loans increased $71.6 million from year end 2012 primarily due to $54.1 million in commercial loans funded as a result of a small business lending campaign held during the second quarter.  Additional commercial loans funded during the quarter resulted in a total increase of $75.5 million, or 23.9%, in commercial loans during the first six months of 2013.  The composition of the Company’s loan portfolio is reflected in Table 5 below.

Table 5 Composition of Loans (in thousands)
	June 30, 2013	December 31, 2012
Commercial, financial, and agricultural	$391,241	$315,655
Lease financing receivable	5,656	5,769
Real estate – construction	82,851	75,334
Real estate – commercial	404,543	414,384
Real estate – residential	141,689	142,858
Installment loans to individuals	90,571	90,561
Other	2,021	2,379
	$1,118,572	$1,046,940
Less allowance for loan losses	(8,531)	(7,370)
Net loans	$1,110,041	$1,039,570

Within the $404.5 million commercial real estate portfolio, $351.4 million is secured by commercial property, $27.0 million is secured by multi-family property, and $26.1 million is secured by farmland.  Of the $351.4 million secured by commercial property, $208.4 million, or 59.3%, is owner-occupied.  Of the $141.7 million residential real estate portfolio, 86.6% represented loans secured by first liens.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at June 30, 2013.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended June 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $35.4 million in projected cash flows from securities repayments for the remainder of 2013 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of June 30, 2013, we had no borrowings with the FRB-Atlanta.  FHLB-Dallas advances acquired from PSB totaled $26.9 million at June 30, 2013 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from July 2013 to January 2019.  Short-term FHLB-Dallas advances totaled $25.0 million at June 30, 2013.  The rate on these advances at June 30, 2013 was 0.17%, and they mature in September 2013.  The Company has the ability to post additional collateral of approximately $243.2 million if necessary to meet liquidity needs.  Additionally, $197.8 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $130.4 million at June 30, 2013.  Additional unsecured borrowing lines totaling $48.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 3.65% for the three months ended June 30, 2013 and 4.33% for the three months ended December 31, 2012.  For future quarters through the fourth quarter of 2013, the dividend rate may be adjusted to between 1% per annum and 5% per annum to reflect changes to the Bank’s level of “Qualified Small Business Lending” or “QSBL”.  If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level of QSBL is less than 10%, then the dividend rate payable on the Series B Preferred Stock would increase.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as of the ninth calendar quarter as compared to the baseline. We anticipate the fourth quarter 2013 rate to drop to 1.00% due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  After four and one half years from issuance, the dividend rate will increase to 9% per annum.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013.  On January 31, 2013, the Company declared a 1.00% first quarter dividend for holders of its Series C preferred stock of record on April 1, 2013, which was paid on April 15, 2013.  On May 22, 2013, the Company declared a 1.00% second quarter dividend for holders of its Series C preferred stock of record on July 1, 2013, which was paid on July 15, 2013.

Dividends from the Bank totaling $5.0 million provided additional liquidity for the Company during the six months ended June 30, 2013.  As of June 30, 2013, the Bank had the ability to pay dividends to the Company of approximately $19.5 million without prior approval from its primary regulator.  Additionally, the Bank paid no dividends to the Company for the year ended December 31, 2012.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At June 30, 2013, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of June 30, 2013, the Company’s Tier 1 leverage ratio was 9.14%, Tier 1 capital to risk-weighted assets was 13.24% and total capital to risk-weighted assets was 13.95%.  The Bank had a Tier 1 leverage capital ratio of 8.88% at June 30, 2013.  The Bank’s four acquisitions over the past eighteen months reduced capital levels; however, the Company and the Bank continue to be classified as “well capitalized.”

The Federal Reserve Board has passed, as of July 9, 2013, a new regulatory capital framework as part of the Basel III regulatory capital reforms.  The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have decided to incorporate the Basel III capital rules into U.S. banking regulations.  We currently believe that, when such reforms are implemented on January 1, 2015, we would remain in compliance with the revised capital requirements.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At June 30, 2013, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $167.1 million, or 14.9% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At June 30, 2013, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $468.7 million.  Of the $468.7 million, $351.4 million represent CRE loans, 59.3% of which are secured by owner-occupied commercial properties.  Of the $468.7 million in loans secured by commercial real estate, $2.9 million, or 0.6% were on nonaccrual status at June 30, 2013. Additional information regarding credit quality by loan classification is provided in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 9 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending June 30, 2013 and 2012, and December 31, 2012.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	June 30, 2013	December 31, 2012	June 30, 2012
Nonaccrual loans	$6,772	$8,887	$7,370
Loans past due 90 days and over and still accruing	117	1,986	62
Total nonperforming loans	6,889	10,873	7,432
Other real estate	6,900	7,496	6,968
Other foreclosed assets	-	151	2
Total nonperforming assets	$13,789	$18,520	$14,402

Troubled debt restructurings	$535	$5,062	$417

Nonperforming assets to total assets	0.74%	1.00%	1.03%
Nonperforming assets to total loans + ORE + other foreclosed assets	1.23%	1.76%	1.90%
ALL to nonperforming loans	123.84%	67.78%	97.17%
ALL to total loans	0.76%	0.70%	0.96%

QTD charge-offs	$267	$557	$526
QTD recoveries	91	53	95
QTD net charge-offs	$176	$504	$431
Annualized net charge-offs to total loans	0.06%	0.19%	0.23%

Nonperforming assets totaled $13.8 million at June 30, 2013, a decrease of $4.7 million from the $18.5 million reported at year-end 2012 and a decrease of $613,000 from the $14.4 million reported at June 30, 2012.  The decrease in the first six months of 2013 resulted from a $4.0 million reduction in nonperforming loans, including loans past due 90 days and over.  Allowance coverage for nonperforming loans was 123.84% at June 30, 2013 compared to 67.78% at December 31, 2012 and 97.17% at June 30, 2012 due to a $1.8 million charge to the provision for loan losses during the first six months of 2013.  The ALL/total loans ratio increased slightly to 0.76% compared to 0.70% at year-end 2012, down from the 0.96% at June 30, 2012.  The ALL/total loans ratio decreased primarily due to the loans acquired from PSB.   The ratio of annualized net charge-offs to total loans was 0.06% for the three months ended June 30, 2013, compared to 0.19% for the three months ended December 31, 2012, and down from the 0.23% for the three months ended June 30, 2012.

Total nonperforming assets to total loans plus ORE and other assets repossessed decreased to 1.23% at June 30, 2013 from 1.76% at December 31, 2012 and from 1.90% at June 30, 2012.  Loans classified as troubled debt restructurings (“TDRs”) totaled $535,000 at June 30, 2013 compared to $5.1 million at December 31, 2012 and $417,000 at June 30, 2012.  A total of $4.8 million in TDRs were acquired with PSB and included four credits, two of which are large commercial credits.  The $4.5 million decrease from year end 2012 resulted primarily from payoffs related to two commercial credits previously classified as TDRs that were acquired with PSB.  Classified assets, including ORE, increased $1.7 million, or 4.9% during the six months ended June 30, 2013, from $34.4 million at December 31, 2012 to $36.1 million.  The increase in classified assets resulted primarily from approximately $8.2 million in five commercial loans downgraded to substandard rating during the second quarter, which were offset by approximately $6.5 million in pay-offs received on four loan relationships and the upgrade of two loans totaling $1.9 million.  Additional information regarding impaired loans is included in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 9 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $8.5 million in the ALL as of June 30, 2013 is sufficient to cover probable losses in the loan portfolio.

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

During the second quarter of 2013, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended June 30, 2013.

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

10.1	Midsouth Bancorp, Inc. 2007 Omnibus Incentive Compensation Plan, as amended and restated effective May 23, 2012

10.2	Midsouth Bancorp, Inc. 2013 Annual Incentive Compensation Plan

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: August 9, 2013
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO
(Principal Executive Officer)

/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)