Form 10-Q
period 2013-09-30
MIDSOUTH BANCORP INC
filed 2013-11-08
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
YES   ☐   NO   ☒

As of November 8, 2013, there were 11,255,563 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information
Item 1. Financial Statements.
MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)
	September 30, 2013	December 31, 2012*
	(unaudited)	(audited)
Assets
Cash and due from banks, including required reserves of $9,837 and $14,083, respectively	$43,177	$46,297
Interest-bearing deposits in banks	257	20,276
Federal funds sold	-	7,000
Time deposits held in banks	-	881
Securities available-for-sale, at fair value (cost of $356,555 at September 30, 2013 and $412,065 at December 31, 2012)	358,675	424,617
Securities held-to-maturity (fair value of $156,117 at September 30, 2013 and $156,924 at December 31, 2012)	159,141	153,524
Other investments	10,951	8,310
Loans	1,145,023	1,046,940
Allowance for loan losses	(8,667)	(7,370)
Loans, net	1,136,356	1,039,570
Bank premises and equipment, net	70,147	63,461
Accrued interest receivable	6,865	6,691
Goodwill	42,486	42,781
Intangibles	8,217	9,047
Cash surrender value of life insurance	13,392	13,183
Other real estate	6,672	7,496
Other assets	6,471	8,594
Total assets	$1,862,807	$1,851,728

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$380,048	$380,557
Interest-bearing	1,126,078	1,171,347
Total deposits	1,506,126	1,551,904
Federal funds purchased	3,900	-
Securities sold under agreements to repurchase	73,909	41,447
Notes payable	53,059	29,128
Junior subordinated debentures	29,384	29,384
Other liabilities	6,800	10,624
Total liabilities	1,673,178	1,662,487
Commitments and contingencies
Shareholders’ equity:
Series B preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	32,000	32,000
Series C preferred stock, no par value; 100,000 shares authorized, 99,971 shares issued and outstanding at September 30, 2013 and December 31, 2012	9,997	9,997
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,403,693 and 11,386,611issued and 11,253,216 and 11,236,134 outstanding at September 30, 2013 and December 31, 2012, respectively	1,140	1,139
Additional paid-in capital	110,879	110,603
Accumulated other comprehensive income	1,378	8,159
Treasury stock – 150,477 shares at September 30, 2013 and December 31, 2012, at cost	(3,286)	(3,286)
Retained earnings	37,521	30,629
Total shareholders’ equity	189,629	189,241
Total liabilities and shareholders’ equity	$1,862,807	$1,851,728

* Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Earnings (unaudited)
(dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$17,652	$12,540	$52,966	$37,298
Securities and other investments:
Taxable	2,171	2,048	6,481	6,265
Nontaxable	785	697	2,436	2,202
Federal funds sold	1	2	6	6
Time and interest bearing deposits in other banks	15	13	70	73
Other investments	80	55	230	142
Total interest income	20,704	15,355	62,189	45,986

Interest expense:
Deposits	976	1,030	3,044	3,189
Federal funds purchased	-	-	3	-
Securities sold under agreements to repurchase	204	197	565	564
Other borrowings and payable	118	-	345	-
Junior subordinated debentures	335	241	1,007	733
Total interest expense	1,633	1,468	4,964	4,486

Net interest income	19,071	13,887	57,225	41,500
Provision for loan losses	450	300	2,250	1,550
Net interest income after provision for loan losses	18,621	13,587	54,975	39,950

Non-interest income:
Service charges on deposits	2,352	1,898	6,794	5,590
Gain on securities, net	25	69	229	204
ATM and debit card income	1,719	1,123	4,713	3,398
Other charges and fees	892	664	2,687	2,055
Total non-interest income	4,988	3,754	14,423	11,247

Non-interest expenses:
Salaries and employee benefits	8,640	6,273	25,401	18,511
Occupancy expense	3,874	2,952	11,196	8,283
FDIC insurance	265	242	854	695
Other	5,702	4,163	16,728	12,599
Total non-interest expenses	18,481	13,630	54,179	40,088

Income before income taxes	5,128	3,711	15,219	11,109
Income tax expense	1,588	1,062	4,588	3,096

Net earnings	3,540	2,649	10,631	8,013
Dividends on preferred stock	468	400	1,152	1,180
Net earnings available to common shareholders	$3,072	$2,249	$9,479	$6,833
Earnings per share:
Basic	$0.27	$0.21	$0.84	$0.65
Diluted	$0.27	$0.21	$0.83	$0.65

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$3,540	$2,649	$10,631	$8,013
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the year	(95)	1,417	(10,203)	2,725
Less: reclassification adjustment for gains on sales of securities available-for-sale	(25)	(69)	(229)	(204)
Total other comprehensive income (loss), before tax	(120)	1,348	(10,432)	2,521
Income tax effect related to items of other comprehensive income	(42)	472	(3,651)	883
Total other comprehensive income (loss), net of tax	(78)	876	(6,781)	1,638
Total comprehensive income	$3,462	$3,525	$3,850	$9,651

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity (unaudited)
For the Nine Months Ended September 30, 2013
(in thousands, except share and per share data)
					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Earnings	Total
Balance - December 31, 2012	131,971	$41,997	11,386,611	$1,139	$110,603	$8,159	$(3,286)	$30,629	$189,241
Net earnings	-	-	-	-	-	-	-	10,631	10,631
Dividends on Series B and Series C Preferred Stock	-	-	-	-	-	-	-	(1,152)	(1,152)
Dividends on common stock, $0.23 per share	-	-	-	-	-	-	-	(2,587)	(2,587)
Common stock issued under employee stock plans, including tax benefit	-	-	17,082	1	43	-	-	-	44
Stock option and restricted stock compensation expense	-	-	-	-	233	-	-	-	233
Change in accumulated other comprehensive income	-	-	-	-	-	(6,781)	-	-	(6,781)
Balance – September 30, 2013	131,971	$41,997	11,403,693	$1,140	$110,879	$1,378	$(3,286)	$37,521	$189,629

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)
	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$10,631	$8,013
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,106	2,745
Accretion of purchase accounting adjustments	(4,631)	(1,675)
Provision for loan losses	2,250	1,550
Provision for deferred tax expense	2,181	1,599
Amortization of premiums on securities, net	3,432	1,317
Amortization of other investments	11	11
Stock option expense	212	87
Restricted stock expense	21	42
Net gain on sale of investment securities	(229)	(204)
Net loss on sale of other real estate owned	205	168
Net write down of other real estate owned	380	475
Net loss on sale/disposal of premises and equipment	118	6
Change in accrued interest receivable	(174)	45
Change in accrued interest payable	(348)	(312)
Change in other assets & other liabilities, net	189	(59)
Net cash provided by operating activities	18,354	13,808

Cash flows from investing activities:
Net decrease in time deposits in other banks	881	1
Proceeds from maturities and calls of securities available-for-sale	59,430	100,502
Proceeds from maturities and calls of securities held-to-maturity	19,617	14,946
Proceeds from sale of securities available-for-sale	55,808	6,558
Purchases of securities available-for-sale	(68,043)	(79,195)
Purchases of securities held-to-maturity	(26,382)	(32,816)
Proceeds from redemptions of other investments	1,000	500
Purchases of other investments	(2,653)	(185)
Net change in loans	(90,091)	(63,014)
Purchases of premises and equipment	(10,955)	(6,239)
Proceeds from sale of premises and equipment	45	-
Proceeds from sale of other real estate owned	940	550
Net cash used in investing activities	(60,403)	(58,392)

Cash flows from financing activities:
Change in deposits	(45,232)	15,063
Change in securities sold under agreements to repurchase	32,462	9,155
Change in federal funds purchased	3,900	-
Borrowings on Federal Home Loan Bank advances	25,000	100
Repayments of Federal Home Loan Bank advances	(43)	(100)
Repayments of notes payable	(750)	-
Proceeds and tax benefit from exercise of stock options	30	96
Tax benefit from issuance of restricted stock	14	-
Payment of dividends on preferred stock	(1,052)	(1,180)
Payment of dividends on common stock	(2,419)	(2,198)
Net cash provided by financing activities	11,910	20,936

Net decrease in cash and cash equivalents	(30,139)	(23,648)
Cash and cash equivalents, beginning of period	73,573	83,303
Cash and cash equivalents, end of period	$43,434	$59,655

Supplemental cash flow information:
Interest paid	$5,106	$4,797
Income taxes paid	3,500	2,215
Noncash investing and financing activities
Transfer of loans to other real estate	701	722
Accrued common stock dividends	912	745
Accrued preferred stock dividends	468	400
Financed sales of other real estate	-	290
Transfer of investment from available-for-sale to other investments	-	509

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
September 30, 2013
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of September 30, 2013 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

The results of operations for the nine-month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

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

2.  Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$11,605	$3	$189	$11,419
Obligations of state and political subdivisions	64,124	2,586	186	66,524
GSE mortgage-backed securities	151,517	2,833	1,776	152,574
Other asset-backed securities	25,424	371	73	25,722
Collateralized mortgage obligations: residential	76,244	313	2,242	74,315
Collateralized mortgage obligations: commercial	27,177	441	88	27,530
Collateralized debt obligation	464	127	-	591
	$356,555	$6,674	$4,554	$358,675

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$13,422	$2	$-	$13,424
Obligations of state and political subdivisions	83,093	4,328	-	87,421
GSE mortgage-backed securities	172,932	5,887	-	178,819
Collateralized mortgage obligations: residential	101,381	652	47	101,986
Collateralized mortgage obligations: commercial	28,528	1,233	-	29,761
Other asset-backed securities	12,245	497	-	12,742
Collateralized debt obligation	464	-	-	464
	$412,065	$12,599	$47	$424,617

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$47,574	$55	$2,441	$45,188
GSE mortgage-backed securities	81,081	798	746	81,133
Collateralized mortgage obligations: residential	14,493	-	819	13,674
Collateralized mortgage obligations: commercial	15,993	129	-	16,122
	$159,141	$982	$4,006	$156,117

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$42,900	$7	$7	$42,900
GSE mortgage-backed securities	89,383	2,819	-	92,202
Collateralized mortgage obligations: residential	5,009	-	-	5,009
Collateralized mortgage obligations: commercial	16,232	581	-	16,813
	$153,524	$3,407	$7	$156,924

With the exception of 3 private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $67,000 at September 30, 2013, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The amortized cost and fair value of debt securities at September 30, 2013 by contractual maturity are shown in the following table (in thousands) with the exception of other asset-backed securities, mortgage-backed securities, CMOs, and the collateralized debt obligation.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$11,031	$11,150
Due after one year through five years	39,560	40,758
Due after five years through ten years	19,437	20,491
Due after ten years	5,701	5,544
Other asset-backed securities	25,424	25,722
Mortgage-backed securities and collateralized mortgage obligations:
Residential	227,761	226,889
Commercial	27,177	27,530
Collateralized debt obligation	464	591
	$356,555	$358,675

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$101	$101
Due after one year through five years	2,204	2,187
Due after five years through ten years	6,983	6,823
Due after ten years	38,286	36,077
Mortgage-backed securities and collateralized mortgage obligations:
Residential	95,574	94,807
Commercial	15,993	16,122
	$159,141	$156,117

Details concerning investment securities with unrealized losses are as follows (in thousands):

	September 30, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$10,544	$189	$-	$-	$10,544	$189
Obligations of state and political subdivisions	3,616	186	-	-	3,616	186
GSE mortgage-backed securities	74,925	1,776	-	-	74,925	1,776
Other asset-backed securities	13,275	73	-	-	13,275	73
Collateralized mortgage obligations:
residential	49,749	2,241	66	1	49,815	2,242
Collateralized mortgage obligations:
commercial	4,385	88	-	-	4,385	88
	$156,494	$4,553	$66	$1	$156,560	$4,554

	December 31, 2012
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Collateralized mortgage obligations:
residential	$10,085	$45	$96	$2	$10,181	$47

	September 30, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$42,768	$2,441	$-	$-	$42,768	$2,441
GSE mortgage-backed securities	32,373	746	-	-	32,373	746
Collateralized mortgage obligations:
residential	13,674	819	-	-	13,674	819
	$88,815	$4,006	$-	$-	$88,815	$4,006

	December 31, 2012
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$1,128	$7	$-	$-	$1,128	$7

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

As of September 30, 2013, 107 securities had unrealized losses totaling 3.37% of the individual securities’ amortized cost basis and 1.66% of the Company’s total amortized cost basis.  Two of the 107 securities had been in an unrealized loss position for over twelve months at September 30, 2013.  These two securities had an amortized cost basis and unrealized loss of $66,000 and $1,000, respectively.  The unrealized losses on debt securities at September 30, 2013 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At September 30, 2013, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company sold 33 securities classified as available-for-sale at a net gain of $229,000.  Of the 33 securities sold, 29 securities were sold with gains totaling $242,000 and four securities were sold at a loss of $13,000.  During the nine months ended September 30, 2012, the Company sold six securities classified as available-for-sale at a gain of $204,000.

Securities with an aggregate carrying value of approximately $287.1 million and $226.2 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

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

For impairment analysis, the Company reviews financial statements and regulatory capital ratios for each of the banks in which the Company owns stock to verify financial stability and regulatory compliance with capital requirements.  As of September 30, 2013 and December 31, 2012, based upon quarterly reviews, management determined that there was no impairment in the bank stocks held as other investments.

The aggregate carrying amount of other investments consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
FRB-Atlanta	$3,789	$2,258
FHLB-Dallas	2,804	1,862
Other bank stocks	2,063	2,063
Other stocks	187	7
CRA investment	2,108	2,120
	$10,951	$8,310

4.   Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Commercial, financial and agricultural	$423,073	$315,655
Lease financing receivable	5,340	5,769
Real estate - construction	76,213	75,334
Real estate - commercial	401,080	414,384
Real estate - residential	142,431	142,858
Installment loans to individuals	94,722	90,561
Other	2,164	2,379
	1,145,023	1,046,940
Less allowance for loan losses	(8,667)	(7,370)
	$1,136,356	$1,039,570

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At September 30, 2013, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $189.8 million, or 16.6% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At September 30, 2013, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $458.9 million.  Of the $458.9 million, $349.2 million represent CRE loans, 61.2% of which are secured by owner-occupied commercial properties.  Of the $458.9 million in loans secured by commercial real estate, $2.5 million, or 0.5%, were on nonaccrual status at September 30, 2013.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	September 30, 2013
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,535	$2,147	$2,166	$936	$543	$41	$2	$7,370
Charge-offs	(461)	-	(18)	(129)	(558)	-	-	(1,166)
Recoveries	61	5	21	34	92	-	-	213
Provision	3,090	(1,081)	(661)	(46)	962	(16)	2	2,250
Ending balance	$4,225	$1,071	$1,508	$795	$1,039	$25	$4	$8,667
Ending balance:
individually evaluated for impairment	$419	$36	$54	$55	$134	$-	$-	$698
Ending balance:
collectively evaluated for impairment	$3,806	$1,035	$1,454	$740	$905	$25	$4	$7,969

Loans:
Ending balance	$423,073	$76,213	$401,080	$142,431	$94,722	$5,340	$2,164	$1,145,023
Ending balance:
individually evaluated for impairment	$1,450	$164	$2,285	$994	$322	$-	$-	$5,215
Ending balance:
collectively evaluated for impairment	$421,623	$76,049	$398,080	$141,136	$94,400	$5,340	$2,164	$1,138,792
Ending balance:
loans acquired with deteriorated credit quality	$-	$-	$715	$301	$-	$-	$-	$1,016

	September 30, 2012
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,734	$1,661	$2,215	$936	$710	$19	$1	$7,276
Charge-offs	(683)	-	(495)	(126)	(395)	-	-	(1,699)
Recoveries	169	9	-	3	66	-	-	247
Provision	574	378	282	114	197	4	1	1,550
Ending balance	$1,794	$2,048	$2,002	$927	$578	$23	$2	$7,374
Ending balance:
individually evaluated for impairment	$461	$40	$64	$-	$95	$-	$-	$660
Ending balance:
collectively evaluated for impairment	$1,333	$2,008	$1,938	$927	$483	$23	$2	$6,714

Loans:
Ending balance	$266,046	$57,727	$293,579	$110,735	$73,334	$5,041	$2,371	$808,833
Ending balance:
individually evaluated for impairment	$2,302	$926	$3,144	$1,771	$299	$-	$-	$8,442
Ending balance:
collectively evaluated for impairment	$263,744	$56,801	$290,435	$108,964	$73,035	$5,041	$2,371	$800,391

Non-Accrual and Past Due Loans

Loans are considered past due if the required principal and interest payment have not been received as of the date such payments were due.  Loans are placed on non-accrual status when, in management’s opinion, the probability of collection of interest is deemed insufficient to warrant further accrual.  For loans placed on non-accrual status, the accrual of interest is discontinued and subsequent payments received are applied to the principal balance.  Interest income is recorded after principal has been satisfied and as payments are received.  Non-accrual loans may be returned to accrual status if all principal and interest amounts contractually owed are reasonably assured of repayment within a reasonable period and there is a period of at least six months to one year of repayment performance by the borrower depending on the contractual payment terms.

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	September 30, 2013 (1)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,934	$150	$1,454	$3,538	$419,535	$423,073	$33
Commercial real estate - construction	58	-	129	187	57,674	57,861	-
Commercial real estate - other	3,815	102	2,903	6,820	394,260	401,080	665
Consumer - credit card	36	3	33	72	5,773	5,845	33
Consumer - other	510	53	325	888	87,989	88,877	13
Residential - construction	-	-	-	-	18,352	18,352	-
Residential - prime	1,968	144	1,064	3,176	139,255	142,431	-
Residential - subprime	-	-	-	-	-	-	-
Other loans	127	4	-	131	2,033	2,164	-
Finance leases commercial	-	-	-	-	5,340	5,340	-
	$8,448	$456	$5,908	$14,812	$1,130,211	$1,145,023	$744

	December 31, 2012 (1)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,220	$321	$2,580	$5,121	$310,534	$315,655	$1,019
Commercial real estate - construction	66	96	101	263	58,087	58,350	-
Commercial real estate - other	4,123	2,108	3,577	9,808	404,576	414,384	952
Consumer - credit card	24	2	15	41	6,766	6,807	15
Consumer - other	421	134	186	741	83,013	83,754	-
Residential - construction	-	-	-	-	16,984	16,984	-
Residential - prime	1,140	239	1,121	2,500	140,358	142,858	-
Residential - subprime	-	-	-	-	-	-	-
Other loans	87	-	-	87	2,292	2,379	-
Finance leases commercial	-	-	-	-	5,769	5,769	-
	$8,081	$2,900	$7,580	$18,561	$1,028,379	$1,046,940	$1,986

Non-accrual loans are as follows (in thousands):
	September 20, 2013 (1)	December 31, 2012 (1)
Commercial, financial, and agricultural	$1,488	$1,777
Commercial real estate – construction	166	941
Commercial real estate - other	2,363	3,009
Consumer - credit card	-	-
Consumer - other	352	409
Residential - construction	-	-
Residential - prime	1,391	2,140
Residential - subprime	-	-
Other loans	-	-
Finance leases commercial	-	-
	$5,760	$8,276

(1) Balances have been adjusted from previously reported amounts for discounts associated with purchase credit impaired loans.

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $431,000 and $502,000 for the nine months ended September 30, 2013 and 2012, respectively.  Interest actually received on non-accrual loans at September 30, 2013 and 2012 was $246,000 and $25,000, respectively.

Impaired Loans

Loans are considered impaired when, based upon current information, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans classified as special mention, substandard, or doubtful, based on credit risk rating factors, and are reviewed for impairment.  An allowance for each impaired loan is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collaterally dependent.  All impaired loans are reviewed, at a minimum, on a quarterly basis.  Existing valuations are reviewed to determine if additional discounts or new appraisals are required.  After this review, when comparing the resulting collateral valuation to the outstanding loan balance, if the discounted collateral value exceeds the loan balance no specific allocation is reserved.  Acquired impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings, even if they would otherwise qualify for such treatment.

Loans that are individually evaluated for impairment are as follows (in thousands):

	September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$423	$563	$-	$520	$3
Commercial real estate – construction	63	63	-	64	-
Commercial real estate – other	1,921	2,395	-	2,137	6
Consumer – other	74	74	-	67	1
Residential – prime	576	596	-	622	5
Subtotal:	$3,057	$3,691	$-	$3,410	$15
With an allowance recorded:
Commercial, financial, and agricultural	1,027	1,141	419	1,029	2
Commercial real estate – construction	101	101	36	149	1
Commercial real estate – other	364	364	54	283	11
Consumer – other	248	248	134	252	1
Residential – prime	418	418	55	387	1
Subtotal:	$2,158	$2,272	$698	$2,100	$16
Totals:
Commercial	3,899	4,627	509	4,182	23
Consumer	322	322	134	319	2
Residential	994	1,014	55	1,009	6
Grand total:	$5,215	$5,963	$698	$5,510	$31

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$564	$675	$-	$861	$5
Commercial real estate – construction	771	770	-	834	1
Commercial real estate – other	2,530	3,059	-	1,780	38
Consumer – other	114	122	-	81	1
Residential – prime	1,575	1,575	-	1,213	26
Subtotal:	$5,554	$6,201	$-	$4,769	$71
With an allowance recorded:
Commercial, financial, and agricultural	1,072	1,072	391	1,128	21
Commercial real estate – construction	165	165	57	85	7
Commercial real estate – other	381	381	35	811	3
Consumer – other	216	216	114	228	6
Residential – prime	52	52	30	172	4
Subtotal:	$1,886	$1,886	$627	$2,424	$41
Totals:
Commercial	5,483	6,122	483	5,499	75
Consumer	330	338	114	309	7
Residential	1,627	1,627	30	1,385	30
Grand total:	$7,440	$8,087	$627	$7,193	$112

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

The following tables present the classes of loans by risk rating (in thousands):

	September 30, 2013
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial Total	% of Total Commercial
Pass	$415,480	$56,932	$378,331	$850,743	96.46%
Special mention	2,581	-	4,500	7,081	0.80%
Substandard	4,771	929	18,145	23,845	2.70%
Doubtful	241	-	104	345	0.04%
	$423,073	$57,861	$401,080	$882,014	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential Construction	Residential Prime	Residential Subprime	Residential Total	% of Total Residential
Pass	$18,335	$138,424	$-	$156,759	97.50%
Special mention	-	727	-	727	0.45%
Substandard	17	3,280	-	3,297	2.05%
	$18,352	$142,431	$-	$160,783	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer Credit Card	Consumer Other	Finance Leases Commercial	Other Loans	Total	% of Total
Performing	$5,811	$88,518	$5,340	$2,164	$101,833	99.62%
Nonperforming	34	359	-	-	393	0.38%
	$5,845	$88,877	$5,340	$2,164	$102,226	100.00%

	December 31, 2012
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, Financial, and Agricultural	Commercial Real Estate Construction	Commercial Real Estate Other	Commercial Total	% of Total Commercial
Pass	$304,219	$54,737	$396,077	$755,033	95.76%
Special Mention	5,748	684	6,224	12,656	1.61%
Substandard	4,503	2,925	7,514	14,942	1.90%
Doubtful	1,185	4	4,569	5,758	0.73%
	$315,655	$58,350	$414,384	$788,389	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential Construction	Residential Prime	Residential Subprime	Residential Total	% of Total Residential
Pass	$16,785	$137,681	$-	$154,466	96.64%
Special mention	-	1,612	-	1,612	1.01%
Substandard	199	3,565	-	3,764	2.35%
	$16,984	$142,858	$-	$159,842	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer Credit Card	Consumer Other	Finance Leases Commercial	Other Loans	Total	% of Total
Performing	$6,792	$83,347	$5,769	$2,379	$98,287	99.57%
Nonperforming	15	407	-	-	422	0.43%
	$6,807	$83,754	$5,769	$2,379	$98,709	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	September 30, 2013
	Current	Past Due Greater than 30 Days	Nonaccrual TDRs	Total TDRs

Commercial, financial, and agricultural	$23	$-	$343	$366
Real estate - commercial	167	-	-	167
	$190	$-	$343	$533

	December 31, 2012
	Current	Past Due Greater than 30 Days	Nonaccrual TDRs	Total TDRs

Commercial, financial, and agricultural	$-	$-	$353	$353
Real estate - commercial	4,709	-	-	4,709
	$4,709	$-	$353	$5,062

The $4.5 million decrease from December 31, 2012 resulted primarily from payoffs related to two commercial credits previously classified as TDRs. During the three months ended September 30, 2013, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the three months ended September 30, 2012, there were no new loans identified as TDRs, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the nine months ended September 30, 2013, one loan with a pre-modification balance of $27,000 was identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the nine months ended September 30, 2012, there were no new TDRs identified.  Three TDRs totaling $249,000 defaulted during the nine months ended September 30, 2012.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of September 30, 2013, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

5.  Other Comprehensive Income (Loss)

The following is a summary of the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended September 30,
	2013			2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gain during period	$(95)	$33	$(62)	$1,417	$(496)	$921
Reclassification adjustment for gains included in net income	(25)	9	(16)	(69)	24	(45)
Total other comprehensive income (loss)	$(120)	$42	$(78)	$1,348	$(472)	$876

	Nine Months Ended September 30,
	2013			2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gain during period	$(10,203)	$3,571	$(6,632)	$2,725	$(954)	$1,771
Reclassification adjustment for gains included in net income	(229)	80	(149)	(204)	71	(133)
Total other comprehensive income (loss)	$(10,432)	$3,651	$(6,781)	$2,521	$(883)	$1,638

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended September 30,
	2013		2012
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(25)	Gain on securities, net	$(69)	Gain on securities, net
	9	Tax expense	24	Tax expense
	$(16)	Net of tax	$(45)	Net of tax

	Nine Months Ended September 30,
	2013		2012
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(229)	Gain on securities, net	$(204)	Gain on securities, net
	80	Tax expense	71	Tax expense
	$(149)	Net of tax	$(133)	Net of tax

6.  Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings available to common shareholders	$3,072	$2,249	$9,479	$6,833
Dividends on Series C preferred stock	100	-	300	-
Adjusted net earnings available to common shareholders	$3,172	$2,249	$9,779	$6,833
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,253	10,478	11,243	10,471
Effect of dilutive securities:
Stock options	51	29	47	17
Restricted stock	-	11	-	11
Preferred stock	565	-	563	-
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	11,869	10,518	11,853	10,499

Options to acquire 134,611 and 18,331 shares of common stock were not included in computing diluted earnings per share for the quarters and nine months ended September 30, 2013 and 2012, respectively, because the effects of these shares were anti-dilutive as a result of the exercise price of such options.  A total of 104,384 shares subject to an outstanding warrant issued in connection with the Capital Purchase Plan transaction were anti-dilutive as a result of their exercise price and not included in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2012.

7.  Declaration of Dividends

A first quarter dividend of $0.07 per share for holders of common stock of record on March 15, 2013 was declared on January 31, 2013, and was paid on April 1, 2013.  On January 31, 2013, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on April 1, 2013, which was paid on April 15, 2013.  On May 22, 2013, the Company declared a second quarter dividend of $0.08 per share for holders of common stock of record on June 14, 2013, and was paid on July 1, 2013.  On May 22, 2013, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on July 1, 2013, which was paid on July 15, 2013.  A third quarter dividend was declared on July 24, 2013, in the amount of $0.08 per share for holders of common stock of record on September 16, 2013, payable on October 1, 2013.  On July 24, 2013, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on October 1, 2013, payable on October 15, 2013.  On October 16, 2013, the Company declared a fourth quarter dividend of $0.08 per share for holders of common stock of record on December 16, 2013 to be paid on January 2, 2014.  On October 16, 2013, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on January 2, 2014, payable on January 15, 2014.

8. Goodwill and Intangibles

Changes to the carrying amount of goodwill for the nine months ended September 30, 2013 are provided in the following table (in thousands):

Balance, December 31, 2012	$42,781
1st quarter 2013 adjustment to goodwill	(105)
2nd quarter 2013 adjustment to goodwill	(190)
Balance, September 30, 2013	$42,486

The adjustments to goodwill made during the nine months ended September 30, 2013 resulted from reclassification of a $415,000 liability assumed through the PSB acquisition, from a $254,000 market value adjustment on two bonds held in the PSB investment portfolio at acquisition and from a $190,000 increase to the amount of income tax receivable recorded from the PSB acquisition.  The adjustments were made as additional information existing at the time of the acquisition was reviewed and affected the amount recorded for the assumed liability and the market value of the two bonds.  Net of deferred taxes, the adjustment resulted in a $295,000 reduction to goodwill recorded in the PSB acquisition.  The adjustments to goodwill had no impact on net earnings or shareholders’ equity.

A summary of core deposit intangible assets as of September 30, 2013 and December 31, 2012 is as follows (in thousands):

	September 30, 2013	December 31, 2012
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(3,457)	(2,627)
Net carrying amount	$8,217	$9,047

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

Notes payable—The fair value approximates the carrying value of short-term notes payable due to their short-term nature.  The fair value of long-term notes payable is estimated using a discounted cash flow analysis that applies interest rates currently being offered on similar types of borrowings with similar terms.

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2013 using:
Description	Assets / Liabilities Measured at Fair Value at September 30, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$11,419	$-	$11,419	$-
Obligations of state and political subdivisions	66,524	-	66,524	-
GSE mortgage-backed securities	152,574	-	152,574	-
Other asset-backed securities	25,722	-	25,722	-
Collateralized mortgage obligations: residential	74,315	-	74,315	-
Collateralized mortgage obligations: commercial	27,530	-	27,530	-
Collateralized debt obligations	591	-	591	-
	$358,675	$-	$358,675	$-

		Fair Value Measurements at December 31, 2012 using:
Description	Assets / Liabilities Measured at Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$13,424	$-	$13,424	$-
Obligations of state and political subdivisions	87,421	-	87,421	-
GSE mortgage-backed securities	178,819	-	178,819	-
Collateralized mortgage obligations: residential	101,986	-	101,986	-
Collateralized mortgage obligations: commercial	29,761	-	29,761	-
Other asset-backed securities	12,742	-	12,742	-
Collateralized debt obligations	464	-	464	-
	$424,617	$-	$424,617	$-

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

		Fair Value Measurements Using
	September 30, 2013	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$1,016	$-	$-	$1,016
Other real estate	6,672	-	6,672	-
Impaired loans, excluding acquired loans	2,152	-	2,152	-
Total	$9,840	$-	$8,824	$1,016

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$4,521	$-	$-	$4,521
Other real estate	7,496	-	7,496	-
Impaired loans, excluding acquired loans	2,245	-	2,245	-
Total	$14,262	$-	$9,741	$4,521

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at September 30, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,434	$43,434	$-	$-
Securities available-for-sale	358,675	-	358,675	-
Securities held-to-maturity	159,141	-	156,117	-
Other investments	10,951	10,951	-	-
Loans, net	1,136,356	-	-	1,145,675
Cash surrender value of life insurance policies	13,392	-	13,392	-
Financial liabilities:
Non-interest-bearing deposits	380,048	-	380,048	-
Interest-bearing deposits	1,126,078	-	878,091	249,227
Securities sold under agreements to repurchase	73,909	73,909	-	-
Notes payable	53,059	-	25,000	29,212
Junior subordinated debentures	29,384	-	22,167	7,590

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,573	$73,573	$-	$-
Time deposits held in banks	881	-	-	883
Securities available-for-sale	424,617	-	424,617	-
Securities held-to-maturity	153,524	-	156,924	-
Other investments	8,310	8,310	-	-
Loans, net	1,039,570	-	-	1,046,495
Cash surrender value of life insurance policies	13,183	-	13,183	-
Financial liabilities:
Non-interest-bearing deposits	380,557	-	380,557	-
Interest-bearing deposits	1,171,347	-	859,183	314,783
Securities sold under agreements to repurchase	41,447	41,447	-	-
Notes payable	29,128	-	-	29,128
Junior subordinated debentures	29,384	-	22,167	7,776

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company”) is a financial holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly owned subsidiary bank, MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in Louisiana and south and central Texas with 61 locations and are connected to a worldwide ATM network that provides customers with access to more than 50,000 surcharge-free ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

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

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $3.1 million for the third quarter of 2013, compared to net earnings available to common shareholders of $2.2 million reported for the third quarter of 2012.  Diluted earnings for the third quarter of 2013 were $0.27 per common share, compared to $0.21 per common share reported for the third quarter of 2012.

Dividends paid on the Series B Preferred Stock issued to the Treasury as a result of our participation in the Small Business Lending Fund (“SBLF”) totaled $368,000 for the third quarter of 2013 based on a dividend rate of 4.60%.  The Series C Preferred Stock issued in conjunction with the PSB acquisition paid dividends totaling $100,000 for the three months ended September 30, 2013.

Revenues from consolidated operations increased $6.4 million in quarterly comparison and included $1.2 million in purchase accounting adjustments on the 2012 and 2011 acquisitions.  Noninterest income increased $1.2 million in quarterly comparison, from $3.8 million for the three months ended September 30, 2012 to $5.0 million for the three months ended September 30, 2013.  Increases in noninterest income consisted primarily of $454,000 in service charges on deposit accounts and $596,000 in ATM/debit card income due to the acquired branches in the Timber Region.

Noninterest expenses increased $4.9 million for the third quarter 2013 compared to third quarter 2012 and included approximately $1.7 million in operating expenses for the Timber Region and approximately $368,000 in operating costs for four new branches opened in late 2012 and early 2013.  The remaining $2.8 million of increased operating costs consisted primarily of $1.2 million in salaries and benefits costs, $464,000 in occupancy expense, $293,000 in ATM/debit card expense, $117,000 in marketing costs and $173,000 in data processing expenses.  The increased costs were partially offset by a $230,000 decrease in legal and professional fees.  The provision for loan losses increased $150,000 primarily as a result of the loan growth experienced during the third quarter of 2013.  Income tax expense increased $526,000 in quarterly comparison.

In year-over-year comparison, net earnings available to common shareholders increased $2.7 million primarily as a result of a $15.7 million improvement in net interest income and a $3.2 million increase in noninterest income which offset a $14.1 million increase in noninterest expense, a $700,000 increase in provision for loan loss and a $1.5 million increase in income tax expense.  The $15.7 million increase in net interest income included approximately $9.7 million earned from the Timber Region.  An increase in purchase accounting adjustments of $3.2 million in year-to-date comparison also contributed to the increase in net interest income.

Increases in noninterest income consisted primarily of $1.2 million in service charges on deposit accounts and $1.3 million in ATM and debit card income.  Noninterest expenses increased $14.1 million in year-to-date comparison and included approximately $5.0 million in operating expenses for the Timber Region and approximately $1.2 million in operating expenses for the four new branches opened in late 2012 and early 2013.  Increases in noninterest expense, excluding operating expenses in the Timber Region and the new branches, included primarily $3.7 million in salary and benefits costs, $1.4 million in occupancy expense, $486,000 in ATM/debit card expense and $370,000 in corporate development expense.  The increase was partially offset by a $529,000 decrease in expenses on ORE and repossessed assets, excluding expenses on ORE and repossessed assets incurred by the Timber Region.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.60% and 4.46% for the three months ended September 30, 2013 and 2012, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, respectively.

Fully taxable-equivalent (“FTE”) net interest income totaled $19.5 million and $14.2 million for the quarters ended September 30, 2013 and 2012, respectively.  The FTE net interest income increased $5.3 million in prior year quarterly comparison primarily due to a $413.4 million increase in the volume of average earning assets primarily as a result of the PSB acquisition.  The average volume of loans increased $350.2 million in quarterly comparison and the average yield on loans decreased 22 basis points, from 6.46% to 6.24%.  Purchase accounting adjustments on acquired loans added 39 basis points to the average yield on loans for the third quarter of 2013 and 23 basis points to the average yield on loans for the third quarter of 2012.  Net of the impact of the purchase accounting adjustments, average loan yields declined 38 basis points in prior year quarterly comparison, from 6.23% to 5.85%.  Loan yields have declined primarily as the result of a sustained low market interest rate environment.

Investment securities totaled $517.8 million, or 27.8% of total assets at September 30, 2013, versus $458.8 million, or 32.1% of total assets at September 30, 2012.  The investment portfolio had an effective duration of 4.4 years and an unrealized gain of $2.1 million at September 30, 2013.  The average volume of investment securities increased $57.1 million in quarterly comparison primarily due to $152.7 million in securities acquired with the PSB acquisition at year end December 2012, of which $28.8 million were sold early in the first quarter of 2013.  The average tax equivalent yield on investment securities decreased 4 basis points, from 2.63% to 2.59%.  The average yield on all earning assets increased 7 basis points in prior year quarterly comparison, from 4.92% for the third quarter of 2012 to 4.99% for the third quarter of 2013.   Net of the impact of purchase accounting adjustments, the average yield on total earning assets declined 5 basis points, from 4.79% to 4.74% for the three-month periods ended September 30, 2012 and 2013, respectively.

The impact to interest expense of a $335.8 million increase in the average volume of interest bearing liabilities was partially offset by an 11 basis point decrease in the average rate paid on interest bearing liabilities, from 0.62% at September 30, 2012 to 0.51% at September 30, 2013.  Net of purchase accounting adjustments on acquired certificates of deposit and FHLB borrowings, the average rate paid on interest bearing liabilities was 0.71% for the third quarter of 2012 and declined to 0.58% for the third quarter of 2013.

Included in other interest-bearing liabilities is an average of $28.3 million of borrowed funds assumed from PSB, which included FHLB advances and a note payable with First National Bankers Bank.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from October 2013 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.  The note payable with First National Bankers Bank requires annual payments of $250,000 and bears an interest rate equal to New York Prime.  Also, included in other interest-bearing liabilities is an average of $25.0 million of short-term FHLB advances that mature in December 2013 and bear an interest rate of 0.15%.  The short-term advances partially funded the loan growth we experienced in the second and third quarters of 2013.

The average rate paid on our junior subordinated debentures decreased 164 basis points from third quarter of 2012 to third quarter of 2013 due to the addition of three variable rate debentures acquired from PSB.  The variable rate debentures carry a floating rate tied to the 3-month LIBOR with added rate variances ranging from plus 170 basis points to plus 330 basis points, adjustable and payable quarterly.  We also have $7.2 million of junior subordinated debentures outstanding that carry a fixed interest rate of 10.20%.

As a result of these changes in volume and yield on earning assets and interest bearing liabilities, the FTE net interest margin increased 14 basis points, from 4.46% for the third quarter of 2012 to 4.60% for the third quarter of 2013.  Net of purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin increased 4 basis points, from 4.26% for the third quarter of 2012 to 4.30% for the third quarter of 2013.

In year-to-date comparison, FTE net interest income increased $16.1 million primarily due to a $399.1 million increase in the average volume of earning assets that resulted in a $16.6 million increase in interest income.  The average yield on earning assets increased in year-to-date comparison, from 4.95% at September 30, 2012 to 5.11% at September 30, 2013.  Net of a 41 basis point effect of discount accretion on acquired loans, the average yield on earning assets was 4.70% at September 30, 2013.

Interest expense increased in year-over-year comparison primarily due to a $307.5 million increase in the average volume of interest bearing liabilities, from $951.8 million at September 30, 2012 to $1.3 billion at September 30, 2013.  The average rate paid on interest-bearing liabilities decreased 10 basis points, from 0.63% at September 30, 2012 to 0.53% at September 30, 2013.  Net of a 9 basis point effect of premium amortization on acquired certificates of deposit and FHLB advances, the average rate paid on interest bearing liabilities was 0.62% at September 30, 2013.  The FTE net interest margin increased 23 basis points, from 4.48% for the nine months ended September 30, 2012 to 4.71% for the nine months ended September 30, 2013.  Net of purchase accounting adjustments, the FTE net interest margin increased 1 basis point, from 4.23% to 4.24% for the nine months ended September 30, 2012 and 2013, respectively.

Table 1
Consolidated Average Balances, Interest and Rates
(in thousands)
	Three Months Ended September 30,
	2013			2012
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities [1]
Taxable	$418,964	$2,171	2.07%	$384,958	$2,048	2.13%
Tax exempt [2]	101,226	1,200	4.74%	78,115	997	5.11%
Total investment securities	520,190	3,371	2.59%	463,073	3,045	2.63%
Federal funds sold	2,180	1	0.18%	3,570	2	0.22%
Time and interest bearing deposits in other banks	22,519	15	0.26%	20,253	13	0.25%
Other investments	10,948	80	2.92%	5,816	55	3.78%
Total loans [3]	1,123,086	17,652	6.24%	772,838	12,540	6.46%
Total earning assets	1,678,923	21,119	4.99%	1,265,550	15,655	4.92%
Allowance for loan losses	(8,479)			(7,235)
Nonearning assets	192,646			140,040
Total assets	$1,863,090			$1,398,355

Liabilities and shareholders'
equity
Total interest bearing deposits	$1,133,126	$976	0.34%	$873,128	$1,030	0.47%
Securities sold under repurchase agreements	64,274	204	1.26%	55,953	197	1.40%
Federal funds purchased	354	-	-	64	-	-
Other borrowings	51,853	104	0.78%	-	-	-
Notes payable	1,448	14	3.78%	-	-	-
Junior subordinated debentures	29,384	335	4.46%	15,465	241	6.10%
Total interest bearing liabilities	1,280,439	1,633	0.51%	944,610	1,468	0.62%

Demand deposits	388,020			276,764
Other liabilities	6,452			9,926
Shareholders' equity	188,179			167,055
Total liabilities and shareholders' equity	$1,863,090			$1,398,355

Net interest income and net interest spread		$19,486	4.48%		$14,187	4.30%
Net yield on interest earning assets			4.60%			4.46%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2 Interest income of $415,000 for 2013 and $300,000 for 2012 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.
3 Interest income includes loan fees of $1,532,000 for 2013 and $996,000 for 2012.  Nonaccrual loans are included in average balancesand income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates
(in thousands)
	Nine Months Ended September 30,
	2013			2012
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities [1]
Taxable	$426,544	$6,481	2.03%	$380,154	$6,265	2.20%
Tax exempt [2]	104,297	3,763	4.81%	81,774	3,152	5.14%
Total investment securities	530,841	10,244	2.57%	461,928	9,417	2.72%
Federal funds sold	3,910	6	0.20%	3,657	6	0.22%
Time and interest bearing deposits in other banks	34,435	70	0.27%	36,720	73	0.26%
Other investments	10,113	230	3.03%	5,737	142	3.30%
Total loans [3]	1,082,679	52,966	6.54%	754,838	37,298	6.58%
Total earning assets	1,661,978	63,516	5.11%	1,262,880	46,936	4.95%
Allowance for loan losses	(7,691)			(7,139)
Nonearning assets	199,655			139,308
Total assets	$1,853,942			$1,395,049

Liabilities and shareholders' equity
Total interest bearing deposits	$1,138,506	$3,044	0.36%	$886,033	$3,189	0.48%
Securities sold under repurchase agreements	52,597	565	1.44%	50,313	564	1.49%
Federal funds purchased	607	3	0.65%	22	-	-
Other borrowings	36,587	302	1.09%	1	-	-
Notes payable	1,660	43	3.42%	-	-	-
Junior subordinated debentures	29,384	1,007	4.52%	15,465	733	6.23%
Total interest bearing liabilities	1,259,341	4,964	0.53%	951,834	4,486	0.63%

Demand deposits	395,482			268,348
Other liabilities	8,785			9,694
Shareholders' equity	190,334			165,173
Total liabilities and shareholders' equity	$1,853,942			$1,395,049

Net interest income and net interest spread		$58,552	4.58%		$42,450	4.32%
Net yield on interest earning assets			4.71%			4.48%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2 Interest income of $1,327,000 for 2013 and $950,000 for 2012 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.
3 Interest income includes loan fees of $4,130,000 for 2013 and $2,646,000 for 2012.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3
Changes in Taxable-Equivalent Net Interest Income
(in thousands)
	Three Months Ended
	September 30, 2013 compared to September 30, 2012
	Total	Change
	Increase	Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$123	$177	$(54)
Tax exempt	203	278	(75)
Federal funds sold	(1)	(1)	-
Time and interest bearings deposits in other banks	2	2	-
Other investments	25	40	(15)
Loans, including fees	5,112	5,517	(405)
Total	$5,464	$6,013	$(549)

Interest paid on:
Interest bearing deposits	$(54)	$263	$(317)
Securities sold under repurchase agreements	7	27	(20)
Federal funds purchased	-	-	-
Other borrowings	104	104	-
Notes payable	14	14	-
Junior subordinated debentures	94	172	(78)
Total	165	580	(415)

Taxable-equivalent net interest income	$5,299	$5,433	$(134)

Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4
Changes in Taxable-Equivalent Net Interest Income
(in thousands)
	Nine Months Ended
	September 30, 2013 compared to September 30, 2012
	Total	Change
	Increase	Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$216	$728	$(512)
Tax exempt	611	823	(212)
Federal funds sold	-	-	-
Time and interest bearings deposits in other banks	(3)	(4)	1
Other investments	88	101	(13)
Loans, including fees	15,668	16,040	(372)
Total	$16,580	$17,688	$(1,108)

Interest paid on:
Interest bearing deposits	$(145)	$786	$(931)
Securities sold under repurchase agreements	1	25	(24)
Federal funds purchased	3	3	-
Other borrowings	284	284	-
Notes payable	61	61	-
Junior subordinated debentures	274	523	(249)
Total	478	1,682	(1,204)

Taxable-equivalent net interest income	$16,102	$16,006	$96

Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income increased $1.2 million in quarterly comparison, from $3.8 million for the three months ended September 30, 2012 to $5.0 million for the three months ended September 30, 2013.  Increases in non-interest income consisted primarily of $454,000 in service charges on deposit accounts and $596,000 in ATM/debit card income due to the acquired branches in the Timber Region.  For the nine-month period ended September 30, 2013, non-interest income totaled $14.4 million compared to $11.2 million, a net increase of $3.2 million year-over-year.  The increase consisted primarily of $1.2 million in service charges on deposit accounts and $1.3 million in ATM and debit card income.  The majority of the increase in service charges on deposit accounts and ATM/debit card income in three and nine month comparisons resulted from the increased transaction volume due to the PSB deposit accounts acquired.

Non-interest Expense

Non-interest expense increased $4.9 million, from $13.6 million in the third quarter of 2012 to $18.5 million in the third quarter of 2013 and included approximately $1.7 million in operating expenses for the Timber Region and approximately $368,000 in operating costs for four new branches opened in late 2012 and early 2013.  The remaining $2.8 million of increased operating costs consisted primarily of $1.2 million in salaries and benefits costs, $464,000 in occupancy expense, $293,000 in ATM/debit card expense, $117,000 in marketing costs and $173,000 in data processing expenses.  The increased costs were partially offset by a $230,000 decrease in legal and professional fees.  The provision for loan losses increased $150,000 primarily as a result of the loan growth experienced during the third quarter of 2013.  Income tax expense increased $526,000 in quarterly comparison.

Non-interest expenses increased $14.1 million in year-to-date comparison and included approximately $5.0 million in operating expenses for the Timber Region and approximately $1.2 million in operating expenses for the four new branches opened in late 2012 and early 2013.  Increases in noninterest expense, excluding operating expenses on the Timber Region and the new branches, included primarily $3.7 million in salary and benefits costs, $1.4 million in occupancy expense, $486,000 in ATM/debit card expense and $370,000 in corporate development expense.  The increase was partially offset by a $529,000 decrease in expenses on ORE and repossessed assets, excluding expenses on ORE and repossessed assets incurred by the Timber Region.

Analysis of Balance Sheet

Total consolidated assets at September 30, 2013 and December 31, 2012 were $1.9 billion.  Deposits totaled $1.5 billion at September 30, 2013, compared to $1.6 billion at December 31, 2012.  Our stable core deposit base, excluding time deposits, accounted for 83% of deposits at September 30, 2013 compared to 80% of deposits at year end 2012.  The low cost of our interest-bearing deposits declined 10 basis points from the 0.46% reported for the year ended December 31, 2012 compared to 0.36% over the nine months ended September 30, 2013.

Securities available-for-sale totaled $358.7 million at September 30, 2013, a decrease of $65.9 million from $424.6 million at December 31, 2012.  The securities available-for-sale portfolio declined primarily due to $55.8 million in sales of securities and $59.4 million in calls, maturities and pay-downs that offset purchases totaling $68.0 million for the first nine months of 2013.  Of the $55.8 million in sales, $41.8 million in securities were identified as under-performing and subsequently sold following a thorough analysis of the investment securities portfolio during the first quarter of 2013.  In addition, $13.9 million in securities were sold during the third quarter in an effort to improve our interest rate risk position.  Securities held-to-maturity increased $5.6 million, from $153.5 million at December 31, 2012 to $159.1 million at September 30, 2013, primarily due to $26.4 million in purchases for the held-to-maturity portfolio that offset $19.6 million in calls, maturities and pay-downs.  The investment securities portfolio had an effective duration of 4.4 years and an unrealized gain of $2.1 million at September 30, 2013.

Loans totaled $1.1 billion at September 30, 2013, compared to $1.0 billion at December 31, 2012.  Total loans increased $96.8 million from year end 2012 primarily due to $54.1 million in commercial loans funded as a result of a small business lending campaign held during the second quarter and third quarter loan growth of $26.5 million.  The commercial loan portfolio grew $107.4 million, or 34.0%, during the first nine months of 2013.   The composition of the Company’s loan portfolio is reflected in Table 5 below.

Table 5
Composition of Loans
(in thousands)
	September 30, 2013	December 31, 2012
Commercial, financial, and agricultural	$423,073	$315,655
Lease financing receivable	5,340	5,769
Real estate - construction	76,213	75,334
Real estate - commercial	401,080	414,384
Real estate - residential	142,431	142,858
Installment loans to individuals	94,722	90,561
Other	2,164	2,379
	$1,145,023	$1,046,940
Less allowance for loan losses	(8,667)	(7,370)
Net loans	$1,136,356	$1,039,570

Within the $401.1 million commercial real estate portfolio, $349.2 million is secured by commercial property, $26.1 million is secured by multi-family property, and $25.7 million is secured by farmland.  Of the $349.2 million secured by commercial property, $213.7 million, or 61.2%, is owner-occupied.  Of the $142.4 million residential real estate portfolio, 86.6% represented loans secured by first liens.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at September 30, 2013.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended September 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Although the Bank historically has not utilized brokered deposits, this is a fourth potential source of liquidity, albeit one that is more costly and volatile.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $20.2 million in projected cash flows from securities repayments for the remainder of 2013 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of September 30, 2013, we had no borrowings with the FRB-Atlanta.  FHLB-Dallas advances acquired from PSB totaled $26.8 million at September 30, 2013 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from October 2013 to January 2019.  Short-term FHLB-Dallas advances totaled $25.0 million at September 30, 2013.  The rate on these advances at September 30, 2013 was 0.15%, and they mature in December 2013.  The Bank has the ability to post additional collateral of approximately $228.2 million if necessary to meet liquidity needs.  Additionally, $203.4 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Federal funds purchased totaled $3.9 million at September 30, 2013.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $132.5 million at September 30, 2013.  Additional unsecured borrowing lines totaling $29.6 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 4.60% for the three months ended September 30, 2013 and 4.33% for the three months ended December 31, 2012.  The dividend rate is set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  Beginning March 2016, the dividend rate will increase to 9% per annum.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013.  On January 31, 2013, the Company declared a 1.00% first quarter dividend for holders of its Series C preferred stock of record on April 1, 2013, which was paid on April 15, 2013.  On May 22, 2013, the Company declared a 1.00% second quarter dividend for holders of its Series C preferred stock of record on July 1, 2013, which was paid on July 15, 2013.  On July 24, 2013, the Company declared a 1.00% third quarter dividend for holders of its Series C preferred stock of record on October 1, 2013, which was paid on October 15, 2013.

Dividends from the Bank totaling $8.0 million provided additional liquidity for the Company during the nine months ended September 30, 2013.  As of September 30, 2013, the Bank had the ability to pay dividends to the Company of approximately $20.4 million without prior approval from its primary regulator.  Additionally, the Bank paid no dividends to the Company for the year ended December 31, 2012.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At September 30, 2013, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of September 30, 2013, the Company’s Tier 1 leverage ratio was 9.17%, Tier 1 capital to risk-weighted assets was 13.13% and total capital to risk-weighted assets was 13.84%.  The Bank had a Tier 1 leverage capital ratio of 8.82% at September 30, 2013.  The Bank’s four acquisitions over the past eighteen months reduced capital levels; however, the Company and the Bank continue to be classified as “well capitalized.”

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and for calculating risk-weighted assets, as modified by the U.S. federal bank regulators.  These rules, known as “Basel III”, create a new regulatory capital standard based on Tier 1 common equity and increase the minimum leverage and risk-based capital ratios applicable to all banking organization.

The Basel III rules include new minimum risk-based and leverage ratios, and modify capital and asset definitions for purposes of calculating these ratios.  Among other things, the Basel III rules will impact regulatory capital ratios of banking organizations in the following manner, when fully phased in: create a new requirement to maintain a ratio of common equity Tier 1 capital to total risk-weighted assets of not less than 4.5%; increase the minimum leverage capital ratio to 4.0% for all banking organizations (currently 3.0% for certain banking organizations); increase the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%; and maintain the minimum total risk-based capital ratio at 8.0%.  In addition, the Basel III rules subject banking organizations to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of 2.5% above the new regulatory minimum capital ratios.  The effect of the capital conservation buffer will be to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum Tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.

The new minimum capital requirements are effective on January 1, 2015 for community banking organizations, such as MidSouth, whereas other requirements of the Basel III rules phase in over time.  While we believe our current capital levels would be adequate under the new rules, the ultimate impact of these rules on the Company and the Bank is unknown at this time.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At September 30, 2013, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $189.8 million, or 16.6% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At September 30, 2013, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $458.9 million, with $2.5 million, or 0.5% on nonaccrual status.  Of the $458.9 million, $349.2 million represent CRE loans, 61.2% of which are secured by owner-occupied commercial properties.  Additional information regarding credit quality by loan classification is provided in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 9 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending September 30, 2013 and 2012, and December 31, 2012.

Table 6
Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing
(in thousands)
	September 30, 2013 (1)	December 31, 2013 (1)	September 30, 2012
Nonaccrual loans	$5,760	$8,276	$8,307
Loans past due 90 days and over and still accruing	744	1,986	532
Total nonperforming loans	6,504	10,262	8,839
Other real estate	6,672	7,496	6,608
Other foreclosed assets	18	151	51
Total nonperforming assets	$13,194	$17,909	$15,498

Troubled debt restructurings	$533	$5,062	$242

Nonperforming assets to total assets	0.71%	0.97%	1.08%
Nonperforming assets to total loans + ORE + other foreclosed assets	1.15%	1.70%	1.90%
ALL to nonperforming loans	133.26%	71.82%	83.43%
ALL to total loans	0.76%	0.70%	0.91%

QTD charge-offs	$375	$557	$234
QTD recoveries	61	53	86
QTD net charge-offs	$314	$504	$148
Annualized net charge-offs to total loans	0.11%	0.19%	0.07%

(1) Balances have been adjusted from previously reported amounts for discounts associated with purchase credit impaired loans.

Nonperforming assets totaled $13.2 million at September 30, 2013, a decrease of $4.7 million from the $17.9 million reported at year-end 2012 and a decrease of $2.3 million from the $15.5 million reported at September 30, 2012.  The decrease in the first nine months of 2013 resulted from a $4.0 million reduction in nonperforming loans, including loans past due 90 days and over.  Allowance coverage for nonperforming loans was 133.26% at September 30, 2013 compared to 71.82% at December 31, 2012 and 83.43% at September 30, 2012 due to a $2.3 million charge to the provision for loan losses during the first nine months of 2013.  The ALL/total loans ratio increased slightly to 0.76% compared to 0.70% at year-end 2012, down from the 0.91% at September 30, 2012.  The ALL/total loans ratio decreased primarily due to the loans acquired from PSB.   Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 1.61% of loans at September 30, 2013.  The ratio of annualized net charge-offs to total loans was 0.11% for the three months ended September 30, 2013, compared to 0.19% for the three months ended December 31, 2012, and up slightly from the 0.07% for the three months ended September 30, 2012.

Total nonperforming assets to total loans plus ORE and other assets repossessed decreased to 1.15% at September 30, 2013 from 1.70% at December 31, 2012 and from 1.90% at September 30, 2012.  Loans classified as troubled debt restructurings (“TDRs”) totaled $533,000 at September 30, 2013 compared to $5.1 million at December 31, 2012 and $242,000 at September 30, 2012.  A total of $4.8 million in TDRs were acquired with PSB and included four credits, two of which are large commercial credits.  The $4.5 million decrease from year-end 2012 resulted primarily from payoffs related to two commercial credits previously classified as TDRs that were acquired with PSB.  Classified assets, including ORE, increased slightly during the nine months ended September 30, 2013, from $34.4 million at December 31, 2012 to $34.5 million.  Additional information regarding impaired loans is included in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 9 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $8.7 million in the ALL as of September 30, 2013 is sufficient to cover probable losses in the loan portfolio.

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

During the third quarter of 2013, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended September 30, 2013.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number                   Document Description

3.1	Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (restated solely for purposes of Item 601(b)(3) of Regulation S-K) (filed as Exhibit 3.1 to MidSouth's Annual Report on Form 10-K filed on March 15, 2013 and incorporated herein by reference).

3.2	Amended and Restated By-laws of MidSouth Bancorp, Inc. effective as of September 12, 2012 (restated solely for purposes of Item 601(b)(3) of Regulation S-K (filed as Exhibit 3.3 to MidSouth’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

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

Date: November 8, 2013
/s/ C. R. Cloutier
C. R. Cloutier, President /CEO
(Principal Executive Officer)
/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)
/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)