Form 10-K
period 2013-12-31
MIDSOUTH BANCORP INC
filed 2014-03-14
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Yes  ☐   No   ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant at June 30, 2013 was approximately $116,357,698 based upon the closing market price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc. as of such date.   As of March 14, 2014 there were 11,256,712 outstanding shares of MidSouth Bancorp, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

MIDSOUTH BANCORP, INC.
2013 Annual Report on Form 10-K

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

Part I
Item 1 - Business

Overview

The Company was incorporated in 1984 as a Louisiana corporation and is a registered financial holding company headquartered in Lafayette, Louisiana.  Its operations have been conducted primarily through its wholly owned bank subsidiary MidSouth Bank, N.A.  The Bank, a national banking association, was chartered and commenced operations in 1985.  On December 28, 2012, we completed a merger with PSB Financial Corporation (“PSB”), the holding company of Many, Louisiana based The Peoples State Bank.  This transaction continued our strategic growth and enhanced the connection between Louisiana and Texas by expanding MidSouth Bank’s presence into central and northwest Louisiana and east Texas.  As of December 31, 2013, the Bank operated through a network of 62 offices located in Louisiana and Texas, including a Loan Production Office in Austin, Texas.

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

With the PSB merger, we acquired a wholly owned insurance subsidiary, Peoples General Agency (“the Agency”).  The Agency has an affiliate relationship with Community Financial Insurance Center, LLC (“CFI”), a Louisiana based independent insurance agency which also serves as the affiliated agency of the Louisiana Bankers Association.  CFI offers a wide array of personal, commercial and life and health insurance products.  As an affiliate with CFI, the Agency receives a 15% commission on any successful referral to CFI.  Commissions were approximately $6,000 in 2013.

Markets

We operate in Louisiana and central and east Texas along the Interstate 10, Interstate 49, Highway 90, Interstate 45, Interstate 20, Interstate 30 and Interstate 35 corridors.  As of December 31, 2013, our market area in Louisiana included 45 offices and is bound by Lafourche Parish to the south, East Baton Rouge Parish to the east, Caddo Parish to the north and Calcasieu Parish to the west.  Our market areas in Texas include 17 offices located in the Beaumont, Houston, Conroe, Magnolia, College Station, Austin, Dallas-Fort Worth, Tyler, and Texarkana areas. For additional information regarding our properties, see Item 2 – Properties of this Report.

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

Employees

As of December 31, 2013, the Bank employed approximately 604 full-time equivalent employees.  The Company had no employees who are not also employees of the Bank.  Through the Bank, employees receive customary employee benefits, which include an employee stock ownership plan; a 401(K) plan; and life, health and disability insurance plans.  Our directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company.  The Company considers the relationship of the Bank with its employees as a whole to be good.

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

Dodd-Frank Act
In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies, financial holding companies and banks, including us and the Bank, including the following provisions:

•	Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•	Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest and demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Creation of the Consumer Financial Protection Bureau. The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), which is discussed in more detail below.
•	Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, require that debit card interchange fees be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations could significantly impact the interchange fees that financial institutions with less than $10 billion in assets, such as the Bank, are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.
•	Impose comprehensive regulation of the over-the-counter derivatives market, subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.
•	Require depository institutions with total consolidated assets of more than $10 billion to conduct regular stress tests and require large, publicly traded bank holding companies and financial holding companies to create a risk committee responsible for the oversight of enterprise risk management.
•	Require loan originators to retain 5% of any loan sold or securitized, unless it is a “qualified residential mortgage,” subject to certain exceptions.
•	Prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the Volcker Rule).
•	Implement corporate governance revisions that apply to all public companies not just financial institutions.

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

Under the risk-based capital requirements for bank holding companies and financial holding companies, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock), minority interests in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill and certain intangibles (“Tier 1 Capital”). The remainder of total capital may consist of qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock and allowance for loan losses (“Tier 2 Capital”, and together with Tier 1 Capital, “Total Capital”).  At December 31, 2013, our Tier 1 Capital ratio was 13.47% and Total Capital ratio was 14.19%.  As long as our total consolidated assets remain below $15 billion, under current capital standards we may continue to include our $28.5 million aggregate principal amount of trust preferred securities issued prior to May 19, 2011 in our Tier 1 and Total Capital calculations.

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“Leverage Ratio”) equal to 3% for bank holding companies and financial holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies and financial holding companies will generally be required to maintain a leverage ratio of at least 4%. Our Leverage Ratio at December 31, 2013 was 9.35%. The capital guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines provide that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

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

Basel III Capital Framework
In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act.  The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;
•	revise the components of regulatory capital and create a new capital measure called “Tier 1 Common Equity,” which must constitute at least 4.5% of risk-weighted assets;
•	specify that Tier 1 capital consists only of Tier 1 Common Equity and certain “Additional Tier 1 Capital” instruments meeting specified requirements;
•	increase the minimum Tier 1 capital ratio requirement from 4% to 6%;
•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;
•	permit most banking organizations, including the Company, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;
•	implement a new capital conservation buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% common equity Tier 1 capital ratio and be phased in over a three year period beginning January 1, 2016 which buffer is generally required to make capital distributions and pay executive bonuses;
•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;
•	require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of common equity Tier 1 capital in each category and 15% of common equity Tier 1 capital in the aggregate; and
•	remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.

Under the final rules, compliance is required beginning January 1, 2015, for most banking organizations including the Company and the Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact our return on equity. We are still in the process of assessing the impacts of these complex final rules; however, we believe we will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.

The Volcker Rule
The Dodd-Frank Act required the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  The statutory provision is commonly called the “Volcker Rule”.  On December 10, 2013, the Federal Reserve and other federal agencies issued final rules to implement the Volcker Rule. In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (CDOs) backed by trust preferred securities (TruPS), effective July 21, 2015.  However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule to exempt CDOs backed by TruPS from the Volker Rule and the final rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO’s offering proceeds were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO investment on or before December 10, 2013.  At December 31, 2013, we had $464,000 of exempt CDOs with a fair market value of $735,000.

The Durbin Amendment
The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment”.  The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011.  In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate.  Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented,  including an annual review of fraud prevention policies and procedures.  With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. While the interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets, these regulations could significantly affect the interchange fees that financial institutions with less than $10 billion in assets, including the Bank, are able to collect.

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

At December 31, 2013, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

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

An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranged from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt, including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10% of domestic deposits for insurances not well rated and well capitalized.  As of December 31, 2013, our risk category required a quarterly payment of approximately 5.90 basis points per $100 of assessable deposits.

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

Effect of Governmental Monetary Policies
Our earnings are affected by the monetary and fiscal policies of the United States government and its agencies, as well as general domestic economic conditions.  The Federal Reserve’s power to implement national monetary policy has had, and is likely to continue to have, an important impact on the operating results of financial institutions.  The Federal Reserve affects the levels of bank loans, investments, and deposits through its control over the issuance of U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is difficult to predict the nature, timing or impact of future changes in monetary and fiscal policies.

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

Risks Relating to Our Business

Our industry and business may be adversely affected by conditions in the financial markets and economic conditions generally.
In recent years, we have faced a challenging and uncertain economic environment, including a major recession in the U.S. economy from which it is slowly recovering.  A return of recessionary conditions and/or further deterioration of national economic conditions could adversely affect the financial condition and operating performance of financial institutions.  Specifically, declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in levels of non-performing and classified assets and a decline in demand for products and services offered by financial institutions.  While economic conditions in the markets in which we operate, the U.S. and worldwide have improved since the recession, there can be no assurance that this improvement will continue.  Uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits, which could cause us to incur losses and may adversely affect our results of operations and financial condition.

Our market areas are heavily dependent on, and we have significant credit exposure to, the oil and gas industry.
The economy in a large portion of our market areas is heavily dependent on the oil and gas industry.  Many of our customers provide transportation and other services and products that support oil and gas exploration and production activities.  As of December 31, 2013, we had approximately $202.1 million in loans to borrowers in the oil and gas industry, representing approximately 17.8% of our total loans outstanding as of that date.  The oil and gas industry, especially in Louisiana and Texas, has been subject to significant volatility, including the “oil bust” of the 1980s that severely impacted the economies of many of our market areas.  President Obama’s administration proposed a number of legislative changes that could significantly impact the oil and gas industry, including the elimination of certain tax breaks, such as the intangible drilling and development costs, percentage depletion and manufacturing deduction, and the implementation of an excise tax focused specifically on production in the Gulf of Mexico.  If there is a significant downturn in the oil and gas industry, generally the cash flows of our customers in this industry would be adversely impacted which could impair their ability to service our loans outstanding to them and/or reduce demand for loans.  This could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.
We have experienced increases in the levels of our non-performing assets and loan charge-offs in recent periods. Our total non-performing assets amounted to $12.0 million, or 0.65% of our total assets, at December 31, 2013 and we had $1.6 million of net loan charge-offs and a $3.1 million provision for loan losses for the year ended December 31, 2013.  At December 31, 2013, the ratios of our ALLL to non-performing loans and to total loans outstanding were 166.36% and 0.77%, respectively.  Additional increases in our non-performing assets or loan charge-offs could have a material adverse effect on our financial condition and results of operations.

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

The short-term and long-term impact of the changing regulatory capital requirements is uncertain.
In July 2013, the Federal Reserve published the Basel III Capital Rules, which substantially changed the regulatory risk-based capital rules applicable to the Company and the Bank.  The Basel III Capital Rules include new minimum risk-based capital and leverage ratios, which will be phased in beginning January 1, 2015, and modify the capital and asset definitions for purposes of calculating those ratios.  Among other things, as of January 1, 2015, the Basel III Capital Rules establish a new common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1capital to risk-weighted assets requirement of 6.0% and a higher total capital to risk-weighted assets of 8.0%.  In addition, the Basel III Capital Rules provide, to be considered “well-capitalized”, a new common equity Tier 1 capital requirement of 6.5% and a higher Tier 1 capital to risk-weighted assets requirement of 8.0% that will be phased in and fully effective as of January 1, 2015.  Moreover, the Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to the minimum risk-based capital requirements that will be phased in and fully effective in 2019.

The application of the more stringent capital requirements described above could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in additional regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements under the Basel III Capital Rules could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in us modifying our business strategy and could limit our ability to pay dividends.

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
We have a concentration of exposure to a number of individual borrowers.  Our largest exposure to one borrowing relationship as of December 31, 2013, was approximately $16.8 million, which is 8.8% of our total capital.  In addition, as of December 31, 2013, the aggregate exposure to the ten largest borrowing relationships was approximately $99.5 million, which was 8.7% of loans and 52.2% of total capital.  As a result of this concentration, a change in the financial condition of one or more of these borrowers could result in significant loan losses and have a material adverse effect on our financial condition and results of operations.

A large percentage of our deposits are attributable to a relatively small number of customers. The loss of all or some of these customers or a significant decline in their deposit balances may have a material adverse effect on our liquidity and results of operations.

As of December 31, 2013, our 20 largest depositors accounted for approximately 12.8% of total deposits, of which our top five depositors accounted for approximately 7.1% of total deposits. The ability to attract these types of deposits has a positive effect on our net interest margin as they provide a relatively low cost of funds to the Bank. While we believe we have strong, long-term relationships with each of these customers, the loss of one or more of our 20 largest deposit customers, or a significant decline in the deposit balances would adversely affect our liquidity and require us to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits, possibly at interest rates higher than those currently paid on these deposits.  This could increase our total cost of funds and could result in a decrease in our net interest income and net earnings.  If we were unable to develop alternative funding sources, we may have difficulty funding loans or meeting other deposit withdrawal requirements.

We occasionally purchase non-recourse loan participations from other banks based in part on information provided by the selling bank.
From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank.  As of December 31, 2013, we had approximately $38.8 million in purchased loan participations, or approximately 3.4% of our total loan portfolio.  When we purchase loan participations, we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards.  However, we are not as familiar with the borrower and may rely on information provided to us by the selling bank and typically must rely on the selling bank’s administration of the loan relationship.  We therefore have less control over, and may incur more risk with respect to, loan participations that we purchase from selling banks as compared to loans that we originate.

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
Our loan portfolio includes a substantial percentage of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans.  Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value.  Our commercial and industrial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, equipment, or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At December 31, 2013, commercial and industrial loans totaled approximately 35.5% of our total loan portfolio.  Adverse changes in local economic conditions impacting our business borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have a high concentration of loans secured by real estate, and an adverse change in the real the estate market could have a material adverse effect on our financial condition and results of operations.
A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2013, approximately 55.1% of our loans had real estate as a primary or secondary component of collateral.  The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate in our primary markets could significantly impair the value of real estate collateral and the ability to sell real estate collateral upon foreclosure. Furthermore, it is likely that we would be required to increase the provision for loan losses.  A related risk in connection with loans secured by real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as collateral.  If we were required to liquidate real estate collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, it could have a material adverse effect on our financial condition and results of operations.

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
As prescribed by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” we undertake an annual review of the goodwill asset balance reflected in our financial statements.  We conduct an annual review in the fourth quarter of each year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment.  After our most recent annual review in the fourth quarter of 2013, we concluded there was no goodwill impairment as of such date.  As of December 31, 2013, we had $42.2 million in goodwill.  Future goodwill impairment tests may result in future non-cash charges, which could adversely affect our earnings for any such future period.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.
At December 31, 2013, $341.7 million of our securities (at fair value) were classified as available-for-sale.  At such date, the aggregate net unrealized loss on our available-for-sale securities was $163,000.  We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

We monitor the fair value of our entire securities portfolio as part of our ongoing other than temporary impairment (“OTTI”) evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.  In addition, as a condition to membership in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), we are required to purchase and hold a certain amount of FHLB-Dallas stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB-Dallas.  At December 31, 2013, we had stock in the FHLB-Dallas totaling approximately $2.8 million. The FHLB-Dallas stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2013, we did not recognize an impairment charge related to our FHLB-Dallas stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB-Dallas may not require us to recognize an impairment charge with respect to such holdings.

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
Our profitability is dependent to a large extent on net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.  For example, as securities in our investment portfolio have matured, they have been replaced by securities that are paying lower yields across all investment categories versus year ago levels.   We expect this trend to continue during 2014.  These changes in our investment portfolio have negatively impacted, and are expected to continue to negatively impact, our net interest margin.  Furthermore, some of our variable interest rate loans have minimum fixed interest rates (“floors”) that are currently above the contractual variable interest rate.  If interest rates rise, the interest income from our variable interest rate loans with floors may not increase as quickly as interest expense on our liabilities, which would negatively impact our net interest income.

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

We rely on third parties to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

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
Our stock incentive plan provides for the granting of stock incentives to directors, officers, and employees.  As of December 31, 2013, there were 432,642 shares issued under options.  Likewise, approximately 507,000 shares, including shares issuable under currently outstanding options, may be issued in the future to directors, officers, and employees under our existing equity incentive plans.  In addition, in 2009, as part of our participation in the Treasury’s Capital Purchase Program (“CPP”), we also issued a stock purchase warrant that currently entitles the holder to purchase 104,384 shares of our common stock at an exercise price of $14.37 per share. It is probable that options and or/warrants will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option or warrant.  The incentive plan also provides that all issued options automatically and fully vest upon a change in control.  If the options are exercised, share ownership will be diluted.

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
At December 31, 2013, we had outstanding $29.4 million of trust preferred securities.  These securities are senior to shares of common stock.  As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our stockholders.  While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred stockholders during that time.

In addition, with respect to the $32.0 million in Series B Preferred Stock outstanding that was issued to the Treasury in the SBLF Transaction, we are required to pay cumulative dividends on the Series B Preferred Stock at an annual rate.  The dividend rate was set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  Beginning February 25, 2016, the dividend rate will increase to 9% per annum.  The $10.0 million in Series C Preferred Stock outstanding that was issued in connection with the PSB acquisition, calls for the non-cumulative payment of dividends at an annual rate of 4.0%. Dividends paid on our Series B Preferred Stock or Series C Preferred Stock will also reduce the net income available to our common stockholders and our earnings per common share.  We may not declare or pay dividends on our common stock or repurchase shares of our common stock without first having paid all accrued preferred dividends that are due.

Only a limited trading market exists for our common stock, which could lead to price volatility.
Our common stock is listed for trading on the NYSE under the trading symbol “MSL,” but there is low trading volume in our common stock.  The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which might occur in a more active trading market of our common stock.  Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.

Our directors and executive management own a significant number of shares of stock, allowing further control over business and corporate affairs.
Our directors and executive officers beneficially own approximately 2.7 million shares, or 23.6%, of our outstanding common stock as of December 31, 2013.  As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on our business as stockholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our stockholders should be aware that our directors and executive officers may have interests that are different from, or in addition to, the interests of our stockholders generally.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

We lease our principal executive and administrative offices and principal facility in Lafayette, Louisiana under a lease expiring July 31, 2021.  In addition to our principal facility, we also have eight other branches located in Lafayette, Louisiana, three in New Iberia, Louisiana, four in Baton Rouge, Louisiana, two in Lake Charles, Louisiana, two in Houma, Louisiana, and one branch in each of the following Louisiana cities: Breaux Bridge, Cecilia, St. Martinville, Larose, Jeanerette, Opelousas, Morgan City, Jennings, Sulphur, and Thibodaux.  We also have an operations office in Breaux Bridge, Louisiana.  Twenty-one of these offices are owned and ten are leased.

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

Additionally, in our Texas market area we have two full service branches located in each of the following Texas cities: Beaumont and Houston.  Our additional full service branches in the Texas market area are located in Vidor, Conroe, Magnolia, College Station, Dallas, Fort Worth, Mesquite, Rockwall, Greenville, White Rock and Tyler.  We also have a Loan Production Office located in Austin, Texas.  Of these offices, nine are owned and seven are leased.

Item 3 - Legal Proceedings

In early June 2012, the Bank was joined in a class action lawsuit filed by Umeki Harding, individually and on behalf of all persons similarly situated, in the United States District Court for the Western District of Louisiana.  Mr. Harding alleges he was a customer and individually and on behalf of a class seeks unspecified monetary damages and other relief from the Bank relating to the collection of overdraft fees on customer accounts.   The Bank filed a motion to compel arbitration and sought dismissal of the complaint.  On October 4, 2012, the Court granted the Bank’s motion to compel arbitration and stayed the referenced matter until arbitration is conducted in accordance with the terms of the Arbitration Agreement.  The federal lawsuit was administratively closed pending the completion of the arbitration proceeding.  The Bank has filed a Motion to Dismiss and/or Motion to Deny Class Certification in arbitration.  As of this date, the plaintiff has not filed a motion for class certification in arbitration and there have not been any further active steps in the arbitration other than motion practice.

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

Item 4 – Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages as of December 31, 2013, and positions of our current executive officers are listed below along with their business experience during the past five years.

C. R. Cloutier, 66 – President, Chief Executive Officer, Interim Chief Operating Officer and Director of the Company and the Bank since 1984.

Troy Cloutier, 40 – Senior Executive Vice President and Chief Banking Officer of the Company and the Bank since February 2011.  Prior to his appointment as Chief Banking Officer, Mr. Cloutier had been with MidSouth Bank for 18 years and most recently served as Senior Vice President and Regional President for the South and East Louisiana Regions in addition to managing due diligence for the Bank’s mergers and acquisitions team.  Troy Cloutier is the son of C. R. Cloutier.

James R. McLemore, 54 – Senior Executive Vice President and Chief Financial Officer of the Company and the Bank since July 2009.  Prior to joining the Company and the Bank, Mr. McLemore served as Executive Vice President and Chief Financial Officer of Security Bank Corporation from 2002 until July 2009.  In July 2009, subsequent to Mr. McLemore’s departure, the six subsidiary banks of Security Bank Corporation were closed and the FDIC was appointed receiver of the banks.  Security Bank Corporation subsequently filed for bankruptcy in August of 2009.

John Nichols, 58 – Senior Executive Vice President and Chief Credit Officer of the Company and the Bank since July 2010.  Nichols, who previously served as Senior Vice President and President of the bank's West Louisiana Region, is based in Lake Charles.  Nichols joined the Bank in 2001, having previously worked as Senior Vice President and Business Banking Manager for Bank One (now JPMorgan Chase) in Lake Charles and Alexandria.

All executive officers are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual stockholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of February 28, 2014, there were 866 common stockholders of record.  The Company’s common stock trades on the NYSE under the symbol “MSL.”  Prior to September 23, 2013, our common stock traded on the NYSE MKT under the symbol “MSL.”  The high and low sales price for the past eight quarters has been provided in the Selected Quarterly Financial Data tables that are included with this filing under Item 8 and is incorporated herein by reference.

Cash dividends totaling $3.5 million were declared to common stockholders during 2013.  The regular quarterly dividend of $0.07 per share was paid for the first quarter of 2013.  The regular quarterly dividend was increased to $0.08 per share for the second, third and fourth quarters of 2013, for a total of $0.31 per share for the year.  Cash dividends totaling $2.9 million were declared to common stockholders during 2012.  A quarterly dividend of $0.07 per share was paid for each quarter of 2012, for a total of $0.28 per share for the year.

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

The following graph compares the cumulative total return on our common stock over a period beginning December 31, 2008 with (1) the cumulative total return on the stocks included in the Russell 3000 and (2) the cumulative total return on the stocks included in the SNL  Securities, LC (“SNL”) $1B - $5B Bank Index.  The comparison assumes an investment in our common stock on the indices of $100 at December 31, 2008 and assumes that all dividends were reinvested during the applicable period.

MidSouth Bancorp, Inc.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
MidSouth Bancorp, Inc.	100.00	111.43	125.51	108.58	139.17	155.03
Russell 3000	100.00	128.34	150.07	151.61	176.49	235.71
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

The stock price information shown above is based on historical data and should not be considered indicative of future price performance.

Item 6 – Five Year Summary of Selected Financial Data

	At and For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)

Interest income	$83,203	$61,022	$51,007	$48,124	$50,041
Interest expense	(6,539)	(5,840)	(5,802)	(7,395)	(10,220)
Net interest income	76,664	55,182	45,205	40,729	39,821
Provision for loan losses	(3,050)	(2,050)	(3,925)	(5,020)	(5,450)
Noninterest income	19,319	14,944	13,061	14,857	15,046
Noninterest expenses	(72,606)	(54,655)	(49,304)	(43,818)	(44,693)
Earnings before income taxes	20,327	13,421	5,037	6,748	4,724
Income tax expense	(6,151)	(3,779)	(564)	(968)	(125)
Net earnings	$14,176	$9,642	$4,473	$5,780	$4,599
Preferred dividend requirement	(1,332)	(1,547)	(1,802)	(1,198)	(1,175)
Net earnings available to common stockholders	$12,844	$8,095	$2,671	$4,582	$3,424

Basic earnings per common share	$1.14	$0.77	$0.27	$0.47	$0.51
Diluted earnings per common share	$1.12	$0.77	$0.27	$0.47	$0.51
Dividends per common share	$0.31	$0.28	$0.28	$0.28	$0.28

Total loans	$1,137,554	$1,046,940	$746,305	$580,812	$585,042
Total assets	1,851,160	1,851,728	1,396,756	1,002,339	972,142
Total deposits	1,518,803	1,551,904	1,164,806	800,772	773,285
Long-term obligations	57,087	58,512	15,465	15,465	15,465

Selected ratios:
Loans to assets	61.45%	56.54%	53.43%	58.00%	60.18%
Loans to deposits	74.90%	67.46%	64.07%	72.53%	75.66%
Deposits to assets	82.05%	83.81%	83.39%	79.89%	79.54%
Return on average assets	0.69%	0.58%	0.24%	0.47%	0.37%
Return on average common equity	8.64%	6.05%	2.22%	3.92%	4.35%

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to highlight changes in the financial condition of the Company and on its results of operations during 2013, 2012 and 2011.   This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

Overview

We are a financial holding company, headquartered in Lafayette, Louisiana, that through our community banking subsidiary, MidSouth Bank, N.A., operates 62 offices in Louisiana and Texas, including a Loan Production Office in Austin, Texas.  We had approximately $1.9 billion in consolidated assets as of December 31, 2013.  We derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Approximately 74.8% of our total deposits are interest-bearing.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  The resulting ratio of that difference as a percentage of our average earning assets represents our net interest margin.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.  Our financial performance for the years ended December 31, 2012 and, to a lesser extent, 2013 were, and continue to be impacted by the disruptions in the national economy and the resulting financial uncertainty that has  impacted the banking industry.  While we believe our market areas have fared better than the national economy during this most recent economic downturn, the economic uncertainty and difficult real estate markets had an impact on our loan losses, loan demand and our net interest margin.

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

Acquisition Activity during 2012

On December 28, 2012, we completed a merger with PSB Financial Corporation (“PSB”), the holding company of Many, Louisiana based The Peoples State Bank.  This transaction continued our strategic growth and enhanced the connection between Louisiana and Texas by expanding MidSouth Bank’s presence into central and northeast Louisiana and east Texas.  During the first quarter of 2013, we transitioned the operations of the acquired branches of The Peoples State Bank as the new Timber Region for our MidSouth Bank franchise.

Under the terms of the definitive agreement, we issued 756,511 shares of the Company’s common stock valued at $11.5 million, $10.0 million in preferred equity through a newly created Series C 4.00% noncumulative convertible preferred stock, and $16.0 million in cash.  In addition, the merger agreement provided for potential additional cash consideration of up to $2.0 million, plus interest, based on the resolution of certain identified loans over a three-year period.  We acquired approximately $465.0 million in assets at fair value from PSB and added 15 banking centers with approximately $260.1 million in loans and approximately $400.6 million in deposits.  We also assumed approximately $13.9 million in junior subordinated debentures issued by PSB in connection with its trust preferred securities.  The systems conversion for PSB was completed in March 2013.  Additional information regarding the PSB merger is included in Note 2 of the notes to the consolidated financial statements.

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

Another of our critical accounting policies relates to the valuation of goodwill, intangible assets and other purchase accounting adjustments.  We account for acquisitions in accordance with ASC Topic No. 805, which requires the use of the purchase method of accounting.  Under this method, we are required to record assets acquired and liabilities assumed at their fair value, including intangible assets.  Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions.  Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective.  Resulting goodwill from an acquisition under the purchase method of accounting represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.  In evaluating the goodwill on our consolidated balance sheet for impairment at December 31, 2013, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  After making the assessment based on several factors, which included but was not limited to the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we determined it is more likely than not that the fair value of our acquired assets is greater than the carrying amount and, accordingly, no impairment of goodwill was recorded for the year ended December 31, 2013.

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

Results of Operations

Net income available to common stockholders for the year ended December 31, 2013 totaled $12.8 million compared to $8.1 million for the year ended December 31, 2012, or an increase of $4.7 million.  Diluted earnings per share were $1.12 for the year ended December 31, 2013, compared to $0.77 for 2012.  Merger expenses incurred with the PSB acquisition totaled $214,000 in 2013 and $1.2 million for 2012.  With the closing of the PSB merger on December 28, 2012 and no material changes in the balance sheet or operating results of PSB between December 28, 2012 and December 31, 2012, net earnings for 2012 included no operating results for PSB.

In year-over-year comparison, net income available to common stockholders increased primarily as a result of a $21.5 million improvement in net interest income combined with a $4.4 million improvement in non-interest income.  Of the $21.5 million increase in net interest income, a total of $12.6 million was earned from the acquired Timber Region.  An increase in purchase accounting adjustments totaling $4.1 million also contributed to the increase in net interest income.  Interest income on investments and other interest-bearing accounts increased $941,000 in prior year comparison and included interest earned on investments acquired from PSB.  Increases in noninterest income consisted primarily of $1.8 million in service charges on deposit accounts and $1.8 million in ATM and debit card income.

The improvement in revenues offset an $18.0 million increase in noninterest expense and a $2.4 million increase in income tax expense.  The increase in non-interest expense included approximately $7.3 million in operating expenses for the Timber Region (formerly PSB) and approximately $2.0 million in operating expenses for six new branches opened in late 2012 and 2013.  Increases in noninterest expense, excluding operating expenses on the Timber Region and the new branches, included primarily $4.2 million in salary and benefits costs, $1.7 million in occupancy expense, $766,000 in ATM/debit card expense and $425,000 in corporate development expense.  The increase was partially offset by a $656,000 decrease in expenses on ORE and repossessed assets, excluding expenses on ORE and repossessed assets incurred by the Timber Region.

Total consolidated assets remained constant at $1.9 billion for the years ended December 31, 2013 and December 31, 2012.  Deposits totaled $1.5 billion at December 31, 2013, compared to $1.6 billion at December 31, 2012.  Our stable core deposit base, which excludes time deposits, grew $38.9 million and accounted for 84.2% of deposits at December 31, 2013 compared to 80% of deposits at year end 2012.  Time deposits declined $72.0 million for the year ended December 31, 2013 primarily due to the run-off of acquired higher cost certificate of deposit accounts.  Net loans totaled $1.1 billion at December 31, 2013, compared to $1.0 billion at December 31, 2012.  Net loans grew $89.2 million, or 8.6%, for the year ended December 31, 2013.

Our Tier 1 leverage capital ratio decreased to 9.35% at December 31, 2013 compared to 11.82% at December 31, 2012.  Tier 1 risk-weighted capital and total risk-weighted capital ratios were 13.47% and 14.19% at December 31, 2013, compared to 13.46% and 14.10% at December 31, 2012, respectively.  The Tier 1 common equity ratio at December 31, 2013 was 7.86%.  Return on average common equity was 8.64% for 2013 compared to 6.05% for 2012.  Return on average assets was 0.69% compared to 0.58% for the same periods, respectively.   Our return on average common equity and average assets ratios for the year ended December 31, 2012 were significantly impacted by merger and acquisition expenses.

Nonperforming assets totaled $12.0 million at December 31, 2013, a decrease of $5.9 million over the $17.9 million reported for year-end 2012.  The decrease resulted primarily from a $5.0 million reduction in nonperforming loans.  Nonaccrual loans totaled $5.1 million at December 31, 2013, compared to $8.3 million at December 31, 2012.  Loans past due 90 days or more and still accruing interest totaled $178,000 at December 31, 2013, a decrease of $1.8 million from December 31, 2012.  Total nonperforming assets to total assets were 0.65% at December 31, 2013, compared to 0.97% at December 31, 2012.  Loans classified as troubled debt restructurings (“TDRs”) totaled $412,000 at December 31, 2013, a decrease of $3.7 million from the $4.1 million reported as of December 31, 2012.  The $3.7 million decrease resulted primarily from payoffs related to two commercial credits previously classified as TDRs.

Allowance coverage for nonperforming loans was 166.36% at December 31, 2013, compared to 71.82% at December 31, 2012.  Year-to-date net charge-offs were 0.15% of average total loans as of December 31, 2013 compared to 0.26% as of December 31, 2012.  The ALL/total loans ratio increased to 0.77% for the year ended December 31, 2013, compared to 0.70% at December 31, 2012.

Table 1
Summary of Return on Equity and Assets
	2013	2012	2011
Return on average assets	0.69%	0.58%	0.24%
Return on average common equity	8.64%	6.05%	2.22%
Dividend payout ratio on common stock	27.68%	36.36%	103.70%
Average equity to average assets	10.27%	11.88%	12.88%

NOTE: 2012 and 2011 return on average assets and return on average common equity were impacted by approximately $1.2 million of merger costs and $2.4 million of acquisition and related system conversion charges due to the PSB merger and other branch acquisitions, respectively.  Excluding these merger costs, return on average assets for the year ended December 31, 2012 was 0.64% compared to 0.38% for the year ended December 31, 2011, and return on average common equity for the year ended December 31, 2012 was 6.64% compared to 3.56% for the year ended December 31, 2011.

Earnings Analysis

Net Interest Income
Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.71%, 4.45%, and 4.58% for the years ended December 31, 2013, 2012, and 2011, respectively.  Tables 2 and 3 analyze the changes in net interest income for the years ended December 31, 2013, 2012, and 2011.

Table 2
Consolidated Average Balances, Interest, and Rates (in thousands)
	Year Ended December 31,
	2013			2012			2011
	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate
Assets
Investment securities[1]
Taxable	$422,264	$8,609	2.04%	$373,277	$8,083	2.17%	$226,819	$5,362	2.36%
Tax exempt[2]	102,873	4,932	4.79%	80,590	4,120	5.11%	93,796	4,786	5.10%
Total investment securities	525,137	13,541	2.58%	453,867	12,203	2.69%	320,615	10,148	3.17%
Federal funds sold	3,563	7	0.19%	3,482	7	0.20%	6,567	14	0.21%
Time and interest bearing deposits in other banks	29,422	79	0.26%	34,087	92	0.27%	61,292	196	0.32%
Other investments	10,403	308	2.96%	5,758	184	3.20%	5,107	155	3.04%
Loans
Commercial and real estate	1,008,940	64,748	6.42%	661,759	42,217	6.36%	545,480	35,254	6.46%
Installment	88,648	6,268	7.07%	104,259	7,559	7.23%	79,409	6,633	8.35%
Total loans[3]	1,097,588	71,016	6.47%	766,018	49,776	6.48%	624,889	41,887	6.70%
Total earning assets	1,666,113	84,951	5.10%	1,263,212	62,262	4.92%	1,018,470	52,400	5.14%
Allowance for loan losses	(7,928)			(7,182)			(7,241)
Nonearning assets	197,980			140,085			106,447
Total assets	$1,856,165			$1,396,115			$1,117,676

Liabilities and stockholders’ equity
NOW, money market, and savings	$874,890	$2,362	0.27%	$605,869	$1,816	0.30%	$506,809	$2,260	0.45%
Time deposits	260,650	1,599	0.61%	273,932	2,284	0.83%	173,742	1,764	1.02%
Total interest-bearing deposits	1,135,540	3,961	0.35%	879,801	4,100	0.46%	680,551	4,024	0.59%
Securities sold under agreements to repurchase	56,233	772	1.37%	50,776	756	1.48%	49,654	807	1.63%
Federal funds purchased	643	4	0.61%	21	-	-	-	-	-
Short-term FHLB advances	12,608	20	0.16%	-	-	-	-	-	-
Other borrowings	616	18	3.05%	11	-	-	-	-	-
Notes payable	28,448	418	1.46%	-	-	-	-	-	-
Junior subordinated debentures	29,384	1,346	4.52%	15,503	984	6.24%	15,465	971	6.19%
Total interest-bearing liabilities	1,263,472	6,539	0.52%	946,112	5,840	0.62%	745,670	5,802	0.78%
Demand deposits	393,831			274,369			219,669
Other liabilities	8,238			9,721			8,367
Stockholders’ equity	190,624			165,913			143,970
Total liabilities and stockholders’ equity	$1,856,165			$1,396,115			$1,117,676

Net interest income and net interest spread[4]		$78,412	4.58%		$56,422	4.30%		$46,598	4.36%
Net yield on interest-earning assets			4.71%			4.45%			4.58%

1 Securities classified as available-for-sale are included in average balances and interest income figures and reflect interest earned on such securities.
2 Interest income of $1,748,000 for 2013, $1,240,000 for 2012, and $1,393,000 for 2011 is added to interest earned on tax-exempt obligations to reflect tax-equivalent yields using a tax rate of 35% for 2013 and 2012 and 34% for 2011.
3 Interest income includes loan fees of $5,508,000 for 2013, $3,474,000 for 2012, and $3,205,000 for 2011.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.
4 Net interest income includes accretion income of $6,975,000 for 2013, $2,829,000 for 2012, and $981,000 for 2011.

Table 3
Changes in Taxable-Equivalent Net Interest Income (in thousands)
	2013 Compared to 2012			2012 Compared to 2011
	Total Increase	Change Attributable to		Total Increase	Change Attributable to
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment securities
Taxable	$526	$1,018	$(492)	$2,721	$3,205	$(484)
Tax-exempt	812	1,081	(269)	(666)	(675)	9
Federal funds sold	-	-	-	(7)	(6)	(1)
Time and interest-bearing deposits in other banks	(13)	(11)	(2)	(104)	(75)	(29)
Other investments	124	139	(15)	28	21	7
Loans, including fees	21,240	21,453	(213)	7,889	9,208	(1,319)
Total	22,689	23,680	(991)	9,861	11,678	(1,817)

Interest paid on:
Interest-bearing deposits	(139)	1,029	(1,168)	76	1,034	(958)
Securities sold under agreements to repurchase	16	78	(62)	(51)	18	(69)
Federal funds purchased	4	4	-	-	-	-
Short-term FHLB advances	20	20	-	-	-	-
Other borrowings	18	18	-	-	-	-
Notes payable	417	417	-	-	-	-
Junior subordinated debentures	362	701	(339)	13	6	7
Total	698	2,267	(1,569)	38	1,058	(1,020)
Taxable-equivalent net interest income	$21,991	$21,413	$578	$9,823	$10,620	$(797)

NOTE:  Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Net interest income on a fully taxable-equivalent (“FTE”) basis increased $22.0 million for 2013 over 2012, the result of a $22.7 million increase in FTE interest income and a $698,000 increase in interest expense.  The increase in interest income on earning assets resulted primarily from the combination of a $402.9 million increase in the volume of average earnings assets primarily as a result of the PSB acquisition, combined with an 18 basis point increase in the average yield on earning assets, from 4.92% at December 31, 2012 to 5.10% at December 31, 2013.   Additionally, interest income on investment securities for 2013 increased as a $71.3 million increase in the average volume of investment securities offset the impact of an 11 basis point reduction in the average FTE yield earned on investment securities.  Interest expense increased $698,000 in year-over-year comparison as the impact of a $317.4 million increase in the average volume of interest-bearing liabilities was partially offset by a 10 basis point reduction in the average rate paid on interest-bearing liabilities, from 0.62% for the year ended December 31, 2012 to 0.52% for the year ended December 31, 2013.  As a result, the FTE net interest margin increased 26 basis points, from 4.45% for the year ended December 31, 2012 to 4.71% for the year ended December 31, 2013.  Net of purchase accounting adjustments, the FTE net interest margin increased 4 basis points for 2013 over 2012, from 4.22% to 4.26% for the years ended December 31, 2012 and 2013, respectively.

Net interest income on a FTE basis increased $9.8 million for 2012 over 2011, the result of a $9.9 million increase in FTE interest income and a $0.1 million decrease in interest expense.  The increase in interest income on earning assets resulted primarily from a $244.7 million increase in the volume of average earnings assets primarily as a result of the three acquisitions in 2011.   The improvement in interest income from the increased average volume of earning assets was partially offset by a 22 basis point decline in the average yield on loans, from 6.70% for the year ended December 31, 2011 to 6.48% for the year ended December 31, 2012.  Loan yields declined as matured loans re-priced in the lower rate environment and new loan rates reflected competitive market pricing.  Additionally, interest income on investment securities for 2012 increased as a $133.3 million increase in the average volume of investment securities offset the impact of a 48 basis point reduction in the average FTE yield earned on investment securities.  The reduction in the FTE average yield on investment securities from 3.17% for the year ended December 31, 2011 to 2.69% for the year ended December 31, 2012 resulted from lower yields on investments purchased in 2012 with excess cash flow from the 2011 acquisitions and from maturing securities within the portfolio.   Interest expense increased minimally in year-over-year comparison as the impact of a $200.4 million increase in the average volume of interest-bearing liabilities was mostly offset by a 16 basis point reduction in the average rate paid on interest-bearing liabilities, from 0.78% for the year ended December 31, 2011 to 0.62% for the year ended December 31, 2012.  As a result, the FTE net interest margin declined 13 basis points, from 4.58% for the year ended December 31, 2011 to 4.45% for the year ended December 31, 2012.  Net of purchase accounting adjustments, the FTE net interest margin declined 25 basis points for 2012 over 2011, from 4.47% to 4.22% for the years ended December 31, 2011 and 2012, respectively.

Noninterest Income
Noninterest income totaled $19.3 million at December 31, 2013, compared to $14.9 million at December 31, 2012 and $13.1 million at December 31, 2011.  Service charges and fees on deposit accounts represent the primary source of noninterest income for us.  Income from service charges and fees on deposit accounts, including insufficient funds fees (“NSF” fees), increased $1.8 million in 2013 compared to a $0.5 million increase in 2012.  The increase in 2013 was primarily due to a higher volume of transaction accounts as a result of the PSB acquisition.  The increase in 2012 was primarily due to a higher volume of transaction accounts as a result of the 2011 acquisitions.  Income on ATM and debit card transactions increased $1.8 million in 2013 and $803,000 in 2012 as the result of an increase in electronic transactions processed.  Other noninterest income increased $785,000 in 2013 and increased $571,000 in 2012, including net gains on sales of securities.  The $785,000 increase in 2013 included increases of $264,000 in lease income, $162,000 in fees earned from credit-related products, and $74,000 in VISA merchant and annual fees.  The $571,000 increase in 2012 resulted primarily from an increase of $130,000 in mortgage banking fees and $105,000 in net gains on sales of securities.

Noninterest Expense
Total noninterest expense increased 32.8%, or $18.0 million, from 2012 to 2013 and 10.9%, or $5.4 million, from 2011 to 2012.  Salaries and employee benefits increased $9.5 million, or 38.3%, in 2013 and $3.0 million, or 13.6%, in 2012.  Approximately $4.4 million of the $9.5 million increase resulted from salary costs in the new Timber Region and new branches added late in 2012 and early 2013.  Also contributing to the increase in salaries and employee benefits expense was a $959,000 increase in group health costs and a $413,000 increase in the cost of stock-based benefit plans.  The increase in the cost of stock-based benefit plans was the result of stock options granted to employees during 2012 and 2013.

We employed 604 employees on a full-time equivalent basis at year end 2013 and year end 2012.  Through attrition and efficiency efforts, we reduced the employee count by 23 to 581 at February 28, 2014.  The 604 at year end 2012 included 140 employees added on December 28, 2012 with the PSB merger.  Net of the 140 PSB employees, we increased 20 full-time equivalent employees in 2012 primarily due to additional hires to staff four new full service branches opened during the year.

Occupancy expenses increased $3.8 million in 2013 and $2.0 million in 2012.  The increase in occupancy expense in 2013 resulted primarily from the PSB acquisition and included additional depreciation expense and property tax expense.  Excluding operating expenses on the Timber Region and the six new branches opened in late 2012 and 2013, occupancy expense increased $1.7 million in 2013.  The increase in occupancy expense in 2012 resulted primarily from the branches acquired in 2011 and included additional lease expense and increased fuel and auto maintenance expenses.  Premises and equipment additions and leasehold improvements totaled approximately $14.3 million, $22.7 million and $11.4 million for the years 2013, 2012, and 2011, respectively.

ATM and debit card processing fees increased $840,000 in 2013 and increased $303,000 in 2012 primarily due to an increased volume of electronic transactions processed.  Additionally, losses on electronic transactions increased $30,000 in 2013 and $69,000 in 2012.

 Data processing costs, included in other non-interest expense, increased $266,000 in 2013 and decreased $665,000 in 2012.  The increase in 2013 resulted primarily from $120,000 of data line costs added to connect the Timber Region branches to our network.   The decrease in 2012 was primarily due to data processing charges of $1.2 million incurred in 2011 as a result of three computer processing system conversions associated with the 2011 acquisitions.  Approximately $281,000 in PSB system conversion expenses are included in 2012 data processing costs.  Additionally, the cost of data lines, support, and internet banking processing increased $253,000 in 2012.

Other noninterest expense increased $3.9 million in 2013 and included increases of $619,000 in marketing costs, $485,000 in corporate development expense (including business travel), $389,000 in printing and supplies, and $301,000 in FDIC and other regulatory fees.  Several other noninterest expense categories increased as a result of the PSB merger and new branches added during the year.

Other noninterest expense in 2012 included approximately $830,000 in merger and acquisition costs compared to $1.2 million in 2011, primarily in legal and professional fees, marketing costs, and business travel expenses.  Other non-interest expense increased minimally in 2012 as a $256,000 increase in net expenses on ORE and other assets repossessed offset a reduction in merger and acquisition costs of $370,000 for 2012.  Other decreases realized in other non-interest expense in 2012 included $327,000 in third party customer relationship management costs, $145,000 in shares taxes, and $131,000 in third party collection expenses.  These decreases were mostly offset by increases of $215,000 in the cost of printing and supplies, $143,000 in armored car and courier expenses, $113,000 in telephone expense, and $101,000 in corporate development and training costs, which are reflective of the expansion of our franchise.

Income Taxes
Income tax expense increased $2.4 million in 2013 and $3.2 million in 2012 and approximated 30%, 28%, and 11% of income before taxes in 2013, 2012 and 2011, respectively.  In 2012, the Company exceeded $10.0 million in pre-tax income which increased the statutory tax rate from 34% to 35%.  The impact of nontaxable municipal interest income and other tax considerations resulted in lower effective tax rates for each of the three years presented in the Consolidated Statement of Earnings included in Item 8 of this filing.  The notes to the consolidated financial statements provide additional information regarding income tax considerations.

Balance Sheet Analysis

Investment Securities
Total investment securities decreased $80.9 million in 2013, from $578.1 million in 2012 to $497.2 million at December 31, 2013.  The decrease in investment securities funded a $90.6 million increase in loans during 2013.  The decrease resulted primarily from $95.7 million in maturities and calls of securities and $55.9 million in sales of securities, partially offset by $94.4 million in purchased securities.  Average duration of the portfolio was approximately 4.2 years as of December 31, 2013 and the average taxable-equivalent yield was 2.58%.  For the year ended December 31, 2012, average duration of the portfolio was 3.5 years and the average taxable-equivalent yield was 2.69%.  Unrealized net losses before tax effect in the securities available-for-sale portfolio were $163,000 at December 31, 2013, compared to unrealized net gains before tax effect of $12.6 million at December 31, 2012.  These amounts resulted from interest rate fluctuations.

At December 31, 2013, approximately $244.2 million, or 71.5%, of the securities available-for-sale portfolio represented mortgage-backed securities and CMOs.  All of the mortgage-backed securities and CMOs are government agency sponsored with the exception of three privately issued CMOs with a current market value of $59,000.  Risk due to changes in interest rates on mortgage-backed pools is monitored by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security.  CMOs totaled $98.2 million and represented pools that each had a book value of less than 10% of stockholders' equity at December 31, 2013.  Other asset-backed securities totaled $25.5 million at December 31, 2013.  These securities are collateralized by student loans issued under the Federal Family Education Loan Program.  Under the program, the loans are re-insured by the Department of Education for amounts generally ranging from 97% - 100%.  The collateralized debt obligation in the securities available-for-sale portfolio is a debt security comprised of a pool of financial institutions’ trust preferred securities.  The fair value of the security at December 31, 2013 totaled $735,000.  An additional 3.3% of the available-for-sale portfolio consisted of short-term U.S. Government sponsored enterprises securities, while municipal securities represented 17.6%.  Given the current economic environment and concerns regarding the financial stability of municipalities in general, we contracted with two independent third party providers to conduct separate reviews of our municipal portfolio in 2013 and in 2012.  As a result of the reviews, six municipal securities were sold in 2012.  We did not sell any securities as a direct result of the 2013 reviews.

Additional information on our investment securities portfolio is provided in Note 3 of the notes to consolidated financial statements.

Table 4 Composition of Investment Securities December 31 (in thousands)
	2013	2012	2011	2010	2009
Available-for-sale securities
U. S. Government sponsored enterprises	$11,265	$13,424	$94,999	$117,698	$102,523
Obligations of state and political subdivisions	59,978	87,421	96,149	108,852	117,301
GSE mortgage-backed securities	145,965	178,819	109,487	11,472	15,634
Collateralized mortgage obligations: residential	70,887	101,986	41,468	22,688	36,278
Collateralized mortgage obligations: commercial	27,346	29,761	25,138	3,099	-
Other asset-backed securities	25,489	12,742	-	-	-
Collateralized debt obligation	735	464	-	-	-
Financial institution equity security	-	-	-	-	72
Total available-for-sale securities	$341,665	$424,617	$367,241	$263,809	$271,808

Held-to-maturity securities
Obligations of state and political subdivisions	$47,377	$42,900	$340	$1,588	$3,043
GSE mortgage-backed securities	78,272	89,383	82,497	-	-
Collateralized mortgage obligations: residential	14,189	5,009	-	-	-
Collateralized mortgage obligations: commercial	15,685	16,232	17,635	-	-
Total held-to-maturity securities	$155,523	$153,524	$100,472	$1,588	$3,043

Total investment securities	$497,188	$578,141	$467,713	$265,397	$274,851

Table 5 Investment Securities Portfolio Maturities and Average Taxable-Equivalent Yields For the Year Ended December 31, 2013 (dollars in thousands)
	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Securities available-for-sale:
U.S. Government sponsored enterprises	$802	1.05%	$10,463	0.78%	$-	-	$-	-	$11,265
Obligations of state and political subdivisions[1]	11,426	5.01%	25,731	5.45%	17,851	5.78%	4,970	4.51%	59,978
GSE mortgage-backs and CMOs: residential	1,151	4.26%	167,393	2.59%	48,219	2.31%	89	2.29%	216,852
GSE mortgage-backs and CMOs: commercial	-	-	27,346	2.62%	-	-	-	-	27,346
Other asset-backed securities	-	-	15,817	0.81%	9,672	1.53%	-	-	25,489
Collateralized debt obligation	-	-	-	-	-	-	735	0.00%	735
Total fair value	$13,379		$246,750		$75,742		$5,794		$341,665

	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Years		After 10 Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Obligations of state and political subdivisions[1]	$100	3.47%	$2,198	2.67%	$7,273	3.07%	$37,806	3.05%	$47,377
GSE mortgage-backs and CMOs: residential	-	-	68,957	2.64%	23,504	1.80%	-	-	92,461
GSE mortgage-backs and CMOs: commercial	-	-	15,685	2.35%	-	-	-	-	15,685
Total cost	$100		$86,840		$30,777		$37,806		$155,523

1 Tax exempt yields are expressed on a fully taxable equivalent basis.

Loan Portfolio
The loan portfolio totaled $1.1 billion at December 31, 2013, up 8.7%, or $90.6 million, from $1.0 billion at December 31, 2012.  Total loans increased $90.6 million during 2013 primarily due to $54.1 in commercial loans funded as a result of a small business lending campaign held during the second quarter.  Additional commercial loans funded during the year resulted in a total increase of $88.3 million, or 28.0% in commercial loans during the year ended 2013.

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

The loan portfolio at December 31, 2013 consisted of approximately 52.7% in fixed rate loans, with the majority maturing within five years.  Approximately 47.3% of the portfolio earns a variable rate of interest, the greater majority of which adjusts simultaneous with changes in the Prime rate and a smaller portion that adjusts on a scheduled repricing date.  The mix of variable and fixed rate loans provides some protection from changes in market rates of interest.  Additionally, we have established rate floors, primarily for our commercial loans, that provided some protection to our net interest margin during the current sustained low interest rate environment.

Table 6 Composition of Loans
December 31 (in thousands)
	2013	2012	2011	2010	2009
Commercial, financial, and agricultural	$403,976	$315,655	$223,283	$177,598	$193,350
Real estate – construction	82,691	75,334	52,712	54,164	39,544
Real estate – commercial	397,135	414,384	280,798	208,764	188,045
Real estate – residential	146,841	142,858	113,582	72,460	77,130
Installment loans to individuals	97,459	90,561	69,980	62,272	77,069
Lease financing receivable	5,542	5,769	4,276	4,748	7,589
Other	3,910	2,379	1,674	806	2,315
Total loans	$1,137,554	$1,046,940	$746,305	$580,812	$585,042

Table 7
Loan Maturities and Sensitivity to Interest Rates For the Year Ended December 31, 2013 (in thousands)
	Fixed and Variable Rate Loans at Stated Maturities				Amounts Over One Year With
	1 Year or Less	1 Year – 5 Years	Over 5 years	Total	Predetermined Rates	Floating Rates	Total
Commercial, financial, and agricultural	$152,301	$189,740	$61,935	$403,976	$179,586	$72,089	$251,675
Real estate – construction	29,340	17,909	35,442	82,691	20,224	33,127	53,351
Real estate – commercial	29,703	141,330	226,102	397,135	145,687	221,745	367,432
Real estate – residential	17,445	36,717	92,679	146,841	81,664	47,732	129,396
Installment loans to individuals	22,653	52,557	22,249	97,459	67,195	7,611	74,806
Lease financing receivable	127	5,198	217	5,542	5,415	-	5,415
Other	996	1,778	1,136	3,910	1,778	1,136	2,914
Total	$252,565	$445,229	$439,760	$1,137,554	$501,549	$383,440	$884,989

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

Our loan review process also includes monitoring and reporting of loan concentrations whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At December 31, 2013, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $202.1 million, or 17.8% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At December 31, 2013, loans secured by commercial real estate (including commercial construction and multifamily loans) totaled approximately $462.0 million. Of the $462.0 million, $352.6 million represent CRE loans, 63% of which are secured by owner-occupied commercial properties.  A total of $2.4 million, or 0.50%, in loans secured by commercial real estate were on nonaccrual status at December 31, 2013.

Nonperforming Assets
Table 8 contains information about nonperforming assets, including loans past due 90 days or greater (“90 days or >”) and still accruing.

Table 8 Asset Quality Information December 31 (dollars in thousands)
	2013	2012	2011	2010	2009
Loans on nonaccrual	$5,099	$8,276	$6,229	$19,603	$16,183
Loans past due 90 days or > and still accruing	178	1,986	231	66	378
Total nonperforming loans	5,277	10,262	6,460	19,669	16,561
Other real estate owned	6,687	7,496	7,369	1,206	792
Other assets repossessed	20	151	326	36	51
Total nonperforming assets	$11,984	$17,909	$14,155	$20,911	$17,404

Troubled debt restructurings	$412	$4,137	$456	$653	$-

Nonperforming loans to total loans + ORE + other foreclosed assets	1.05%	1.70%	1.88%	3.59%	2.83%
Nonperforming assets to total assets	0.65%	0.97%	1.01%	2.09%	1.79%
ALLL to nonperforming loans	166.36%	71.82%	112.63%	44.81%	48.28%
ALLL to total loans	0.77%	0.70%	0.97%	1.52%	1.37%

Nonperforming assets declined 33.1% in year-over-year comparison as the Company continued to successfully work problem assets off the balance sheet.  Total nonperforming assets were reduced from $17.9 million at December 31, 2012 to $12.0 million at December 31, 2013.  The decrease resulted from a $3.2 million reduction in nonaccrual loans and a $1.8 million decrease in loans past due 90 days or greater and still accruing.  The $5.0 million decrease in nonperforming loans resulted in an increase in the allowance coverage for nonperforming loans, from 71.82% at December 31, 2012 to 166.36% at December 31, 2013.  Classified assets, including ORE, decreased $3.5 million or 10.2%, from $34.4 million at December 31, 2012 to $30.9 million at December 31, 2013.

Allowance coverage for nonperforming loans was 166.36% at December 31, 2013, compared to 71.82% at December 31, 2002.  Year-to-date net charge-offs were 0.14% of total loans as of December 31, 2013 compared to 0.19% as of December 31, 2012.  The ALL/total loans ratio improved by 7 basis points to 0.77% at December 31, 2013 compared to 0.70% at December 31, 2012.

Loans classified as TDRs totaled $412,000 at December 31, 2013 compared to $4.1 million at December 31, 2012.  The $3.7 million decrease from December 31, 2012 resulted primarily from payoffs related to two commercial credits previously classified as TDRs. Additional information regarding impaired loans and TDRs is included in the notes to the consolidated financial statements.

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

Allowance for Loan Losses
Provisions totaling $3.1 million, $2.1 million, and $3.9 million, for the years 2013, 2012, and 2011, respectively, were considered necessary to bring the allowance for loan losses to a level we believe sufficient to cover probable losses in the loan portfolio.  In accordance with generally accepted accounting principles, PSB’s loans were purchased at fair value and accordingly the PSB allowance for loan losses was not brought forward on the consolidated balance sheet.  Table 9 analyzes activity in the allowance for 2013, 2012, 2011, 2010, and 2009.

Table 9
Summary of Loan Loss Experience (dollars in thousands)
	2013	2012	2011	2010	2009
Balance at beginning of year	$7,370	$7,276	$8,813	$7,995	$7,586

Charge-offs:
Commercial, financial, and agricultural	935	1,054	1,109	1,333	1,147
Real estate – construction	-	-	2,444	1,478	2,172
Real estate – commercial	18	550	1,246	130	136
Real estate – residential	129	126	283	146	306
Installment loans to individuals	824	526	671	1,368	1,481
Lease financing receivable	-	-	19	1	26
Other	-	-	-	-	-
Total charge-offs	1,906	2,256	5,772	4,456	5,268

Recoveries:
Commercial, financial, and agricultural	80	181	152	50	56
Real estate – construction	8	18	14	1	1
Real estate – commercial	29	1	1	1	-
Real estate – residential	39	2	4	60	2
Installment loans to individuals	109	98	138	141	168
Lease financing receivable	-	-	1	1	-
Other	-	-	-	-	-
Total recoveries	265	300	310	254	227

Net charge-offs	1,641	1,956	5,462	4,202	5,041
Additions to allowance charged to operating expenses	3,050	2,050	3,925	5,020	5,450

Balance at end of year	$8,779	$7,370	$7,276	$8,813	$7,995

Net charge-offs to average loans	0.15%	0.26%	0.87%	0.72%	0.86%
Year-end allowance to year-end loans	0.77%	0.70%	0.97%	1.52%	1.37%

Table 10 Allocation of Loan Loss by Category (dollars in thousands)
	2013		2012		2011		2010		2009
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and agricultural	$3,906	35.0	$1,535	30.0	$1,734	30.0	$1,664	31.0	$2,053	33.0
Real estate - construction	1,046	7.0	2,147	7.0	1,661	7.0	2,963	9.0	2,247	7.0
Real estate -mortgages[1]	-	-	-	-	-	-	-	-	2,296	45.0
Real estate - commercial	1,389	35.0	2,166	40.0	2,215	38.0	2,565	36.0	-	-
Real estate - residential	1,141	13.0	936	14.0	936	15.0	862	12.0	-	-
Installment loans to individuals	1,273	9.0	543	9.0	710	9.0	730	11.0	1,378	14.0
Lease financing receivable	21	1.0	41	-	19	1.0	29	1.0	21	1.0
Other	3	-	2	-	1	-	-	-	-	-
	$8,779	100.0	$7,370	100.0	$7,276	100.0	$8,813	100.0	$7,995	100.0

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

Funding Sources

Deposits
As of December 31, 2013, total deposits decreased $33.1 million, or 2.1%, to $1.5 billion following an increase of $387.1 million in 2012 to $1.6 billion. Noninterest-bearing deposits increased $2.1 million to $383.3 million and represented 25.2% of total deposits at December 31, 2013, compared to 24.5% at December 31, 2012 and 21.9% at December 31, 2011.  Interest-bearing deposits in money market and savings accounts increased $9.5 million and NOW account deposits increased $27.2 million. Time deposits, which are comprised mostly of certificates of deposits (“CDs”), decreased $72.0 million in 2013, primarily due to the run-off of acquired higher cost CDs.  Core deposits, defined as all deposits other than time deposits of $100,000 or more, remained strong at 92.6% of total deposits in 2013 compared to 88.5% of total deposits at year-end 2012.  Core deposits totaled 84.2% of total deposits at year-end 2011.  To manage the net interest margin and core deposit balances, we typically offer low- to mid-market rates on CDs.  Additional information on deposits appears in the tables below and in the notes to the consolidated financial statements.

1 Portfolio segments have been revised for 2010 in accordance with Accounting Standards Update 2010-20, effective for periods ending on or after December 15, 2010.

Table 11
Summary of Average Deposits (in thousands)
	2013		2012		2011
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
Noninterest-bearing demand deposits	$393,831	-	$274,369	-	$219,669	-
Interest-bearing deposits:
Savings, NOW, and money market	874,890	0.27%	605,869	0.30%	506,809	0.45%
Time deposits	260,650	0.61%	273,932	0.83%	173,742	1.02%
Total	$1,529,371	0.26%	$1,154,170	0.36%	$900,220	0.45%

Table 12 Maturity Schedule Time Deposits of $100,000 or More (in thousands)
	2013	2012	2011
3 months or less	$32,843	$58,938	$40,621
Over 3 months through 6 months	20,136	31,808	33,435
Over 6 months through 12 months	41,366	53,462	59,779
Over 12 months	33,392	34,966	50,278
Total	$127,737	$179,174	$184,113

Borrowed Funds
As of December 31, 2013, we had securities sold under repurchase agreements totaling $53.9 million and no federal funds purchased.  At December 31, 2012, we had $41.4 million in securities sold under repurchase agreements and no federal funds purchased.  Retail repurchase agreements, included in securities sold under agreements to repurchase, increased $12.5 million, from $28.9 million at December 31, 2012 to $41.4 million at December 31, 2013.  Also included in securities sold under agreements to repurchase is a $12.5 million reverse repurchase agreement we entered into with Citigroup Markets, Inc. (“CGMI”) in July of 2007.  The reverse repurchase agreement provided low cost funding to meet liquidity demands.  Under the terms of the agreement, interest is payable at a fixed rate of 4.57% for the remainder of the term.  The repurchase date is scheduled for August 9, 2017; however, the agreement is subject to call by CGMI quarterly.

Long-term FHLB-Dallas advances totaled $26.7 million at December 31, 2013 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from January 2014 to January 2019.  Short-term FHLB-Dallas advances totaled $25.0 million at December 31, 2013.  The rate on these advances at December 31, 2013 was 0.15%, and they mature in March 2014.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.  Notes payable with First National Bankers Bank (“FNBB”) totaled $1.0 million at December 31, 2013.  The notes payable with FNBB requires annual payments of $250,000 and bear an interest rate equal to New York Prime.

A description of the junior subordinated debentures outstanding as of December 31, 2013 is as follows:

Table 13
Junior Subordinated Debentures (dollars in thousands)
Date Issued	Maturity Date	Interest Rate	Callable After	Amount
February 22, 2001	February 22, 2031	10.20%	February 22, 2011	$7,217
July 31, 2001[1]	July 9, 2031	3 month LIBOR plus 3.30%	July 31, 2006	5,671
September 20, 2004	September 20, 2034	3 month LIBOR plus 2.50%	September 20, 2009	8,248
October 12, 2006[1]	October 12, 2036	3 month LIBOR plus 1.85%	June 26, 2011	5,155
June 21, 2007[1]	June 21, 2037	3 month LIBOR plus 1.70%	June 15, 2012	3,093
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

In 2013, 2012, and 2011, we did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or FRB discount window that exceeded 30% of our stockholders’ equity for such year.

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

At December 31, 2013, the Company and the Bank were in compliance with statutory minimum capital requirements.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 capital to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of December 31, 2013, the Company’s leverage ratio was 9.35% as compared to 11.82% at December 31, 2012.  Tier 1 capital to risk weighted assets was 13.47% and 13.46% for 2013 and 2012, respectively.  Total capital to risk weighted assets was 14.19% and 14.10%, respectively, for the same periods.  For regulatory purposes, Tier 1 Capital includes $28.5 million of the junior subordinated debentures issued by the Company and assumed in the PSB acquisition.  For financial reporting purposes, these funds are included as a liability under GAAP.  The Bank’s leverage ratio was 8.91% and 11.58% at December 31, 2013 and 2012, respectively.

The FDIC Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates.  The Bank was classified as “well capitalized” as of December 31, 2013.  No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading Balance Sheet Analysis - Securities, $163,000 in unrealized losses on securities available-for-sale, less a deferred tax asset of $57,000, was recorded as a reduction to stockholders’ equity as of December 31, 2013.  As of December 31, 2012, $12.6 million in unrealized gains on securities available-for-sale, less a deferred tax liability of $4.4 million, was recorded as an addition to stockholders' equity.  While the net unrealized loss or gain on securities available-for-sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios.  The net unrealized gains and losses reported for December 31, 2013 and 2012, however, did affect the equity-to-assets ratio for financial reporting purposes.  The ratio of equity-to-assets was 10.30% at December 31, 2013 and 10.22% at December 31, 2012.

Asset/Liability Management and Interest Rate Sensitivity
Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest.  The primary objective of our asset and liability management process is to evaluate interest rate sensitivity inherent in our balance sheet components and establish guidelines to manage that risk within acceptable performance levels.  Management and our Board of Directors are responsible for determining the appropriate level of acceptable risk based on our strategic focus, regulatory requirements for capital and liquidity, and the market environment. Our Board of Directors established an Asset/Liability management committee (“ALCO”), comprised of certain executive and senior officers of the Bank, to measure and monitor interest rate risk within defined parameters.  During 2013, ALCO utilized an internal model of asset and liability management to measure interest rate risk using net interest income simulation and economic value of equity sensitivity analysis.  The model captures data from our internal operating systems, an external investment portfolio accounting system and additional information regarding rates and prepayment characteristics to construct an analysis that presents differences in repricing, cash flows and the maturity characteristics of earning assets and interest-bearing liabilities for selected time periods.

This data, combined with additional assumptions including repricing rates and payment characteristics, were used to perform instantaneous parallel rate shift and alternate rate shift simulations.  Instantaneous parallel rate shifts are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount.  Alternate rate shifts include floor rates that generally provide more realistic projections of changes in net interest income and market risk.  Results of the simulations were compared to a base case scenario that provided projected net interest income over the next 12 months with no change in the balance sheet.  The estimated percentage changes in projected net interest income due to changes in interest rates of alternate down 100 basis points, parallel up 200, and up 300 basis points as determined through the simulations are detailed below.  At December 31, 2013, the interest rate risk model results were within policy guidelines and indicated that our balance sheet is slightly asset sensitive.  The results of the interest rate risk modeling are reviewed by ALCO and discussed quarterly at Funds Management committee meetings of our Board of Directors.

Net Interest Income at Risk in Year 1
Changes in Interest Rates	Estimated Increase /Decrease in NII at December 31, 2013
Shock Up 300 basis points	0.01%
Shock Up 200 basis points	0.03%
Alternate Down 100 basis points	(1.47)%

In January 2011, we revised our asset/liability and funds management policy to allow for the use of interest rate derivatives.  During 2012, we entered into two loan level interest rate swaps with customers that had current notional balances totaling $2.4 million as of December 31, 2013.  These agreements effectively converted both fixed rate loans originated into floating rates that are tied to the one month LIBOR.  Concurrently, we entered into interest rate swap agreements with a third party brokerage firm that effectively offset the interest rate risk associated with the customers’ interest rate swaps.  As a result, these swap agreements have no impact on our earnings.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $85.5 million in projected cash flows from securities repayments during 2014 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of December 31, 2013, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $26.7 million at December 31, 2013 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from January 2014 to January 2019.  Short-term FHLB-Dallas advances totaled $25.0 million at December 31, 2013.  The rate on these advances at December 31, 2013 was 0.15%, and they mature in March 2014.  The Bank has the ability to post additional collateral of approximately $237.6 million if necessary to meet liquidity needs.  Additionally, $206.5 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $130.4 million at December 31, 2013.  Additional unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity
In August 2011, the Company repaid $20.0 million in Series A Preferred Stock issued in 2009 to the Treasury under the CPP with funds from the Treasury’s SBLF program authorized by Congress under the Small Business Jobs Act of 2010.  As a result of the repurchase of the Series A Preferred Stock, all of the TARP limitations affecting the Company were removed.  In connection with the SBLF transaction, the Company issued $32.0 million in Series B Preferred Stock to the Treasury.  Net of $20.0 million used to repay the Series A Preferred Stock, the remaining $12.0 million was injected into the Bank as additional common equity capital.  The dividend rate was set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  As a result of qualified small business loan growth as of September 30, 2013, the dividend rate was set at 1.00% for the period from January 1, 2014 through February 25, 2016.  After February 25, 2016, the dividend rate will increase to 9% per annum.

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series B and Series C Preferred Stock and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001.  In December 2012, we acquired $13.9 million in unsecured junior subordinated debentures from PSB.  The terms of the junior subordinated debentures are described in the notes to the consolidated financial statements.  Dividends from the Bank totaling $11,000,000 provided additional liquidity for the Company to meet interest and dividend payments in 2013.  No dividends were paid by the Bank to the Company in 2012.  As of January 1, 2014, the Bank had the ability to pay dividends to the Company of approximately $21.3 million without prior approval from the OCC.  At December 31, 2013, the parent company had approximately $7.9 million cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock, preferred stock and other securities to provide funds as needed for operations and future growth of the Company and the Bank.

In connection with the PSB acquisition, the Company recorded a liability for contingent payment of $2.0 million to stockholders of PSB based on the complete payoff less charge-offs of up to $3.0 million of certain Identified Loans in The Peoples State Bank legacy loan portfolio before December 28, 2015.  Generally, no contingent payment would have been made if the net charge-offs on the Identified Loans exceeded $3.0 million.  Following the pay-off of these Identified Loans during the second quarter of 2013, the $2.0 million contingent payment was made to the stockholders of PSB.

Dividends
The primary source of cash dividends on the Company's common stock is dividends from the Bank. The Bank has the ability to declare dividends to the Company of up to $21.3 million as of December 31, 2013 without prior approval of the OCC.  However, the Bank’s ability to pay dividends would be prohibited if the result would cause the Bank’s regulatory capital to fall below minimum requirements.

Cash dividends totaling $3.5 million and $2.9 million were declared to common stockholders during 2013 and 2012, respectively.  During 2010 and through August of 2011, pursuant to the terms of the agreements between us and the Treasury governing the CPP Transaction, we could not pay cash dividends on our common stock in excess of $0.28 per share per year.

Off Balance Sheet Arrangements and Other Contractual Obligations
In the normal course of business we use various financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.  We did not have an average balance in any category of short-term borrowings detailed below in 2013, 2012, or 2011 that exceeded 30% of our stockholders’ equity for such year.  Additional information regarding contractual obligations appears in the notes to the consolidated financial statements.  The following table presents significant contractual obligations as of December 31, 2013.

Table 14
Contractual Obligations (in thousands)
	Payment due by period
		1 year	> 1-3	> 3-5	More than
	Total	or less	years	years	5 years
Time deposits	$240,519	$177,339	$53,099	$10,080	$1
Short-term FHLB advances	25,000	25,000	-	-	-
Long-term debt obligations	57,087	676	1,353	15,653	39,405
Retail Repurchase Agreements	41,416	41,416	-	-	-
Reverse Repurchase Agreements	12,500	-	-	12,500	-
Operating lease obligations	18,770	2,194	3,703	2,714	10,159
Total	$395,292	$246,625	$58,155	$40,947	$49,565

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

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Information regarding market risk appears under the heading “Funding Sources – Asset Liability Management and Interest Rate Sensitivity” under Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations included in this filing.

Item 8 – Financial Statements and Supplementary Data

Consolidated Balance Sheets
December 31, 2013 and 2012
(dollars in thousands, except share data)
	2013	2012
Assets
Cash and due from banks, including required reserves of $9,542 and $14,083, respectively	$43,488	$46,297
Interest-bearing deposits in banks	13,993	20,276
Federal funds sold	2,250	7,000
Time deposits held in banks	-	881
Securities available-for-sale, at fair value (cost of $341,828 at December 31, 2013 and $412,065 at December 31, 2012)	341,665	424,617
Securities held-to-maturity (estimated fair value of $151,168 at December 31, 2013 and $156,924 at December 31, 2012)	155,523	153,524
Other investments	11,526	8,310
Loans	1,137,554	1,046,940
Allowance for loan losses	(8,779)	(7,370)
Loans, net	1,128,775	1,039,570
Bank premises and equipment, net	72,343	63,461
Accrued interest receivable	6,692	6,691
Goodwill	42,171	42,781
Intangibles	7,941	9,047
Cash surrender value of life insurance	13,450	13,183
Other real estate	6,687	7,496
Other assets	4,656	8,594
Total assets	$1,851,160	$1,851,728

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$383,257	$381,083
Interest-bearing	1,135,546	1,170,821
Total deposits	1,518,803	1,551,904
Securities sold under agreements to repurchase	53,916	41,447
Short-term Federal Home Loan Bank advances	25,000	-
Notes payable	27,703	29,128
Junior subordinated debentures	29,384	29,384
Other liabilities	5,605	10,624
Total liabilities	1,660,411	1,662,487
Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at December 31, 2013 and 2012	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 99,971 shares issued and outstanding at December 31, 2013 and 2012	9,997	9,997
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,407,196 and 11,386,611 issued and 11,256,712 and 11,236,134 outstanding at December 31, 2013 and December 31, 2012, respectively	1,141	1,139
Additional paid-in capital	111,017	110,603
Accumulated other comprehensive income	(106)	8,159
Treasury stock- 150,484 and 150,477 shares at December 31, 2013 and 2012, respectively, at cost	(3,286)	(3,286)
Retained earnings	39,986	30,629
Total stockholders’ equity	190,749	189,241
Total liabilities and stockholders’ equity	$1,851,160	$1,851,728

See notes to consolidated financial statements.

Consolidated Statements of Earnings
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except per share data)
	2013	2012	2011
Interest income:
Loans, including fees	$71,016	$49,776	$41,887
Investment securities:
Taxable	8,609	8,083	5,362
Nontaxable	3,184	2,880	3,393
Other interest income	394	283	365
Total interest income	83,203	61,022	51,007

Interest expense:
Deposits	3,961	4,100	4,024
Borrowings	1,232	756	807
Junior subordinated debentures	1,346	984	971
Total interest expense	6,539	5,840	5,802

Net interest income	76,664	55,182	45,205
Provision for loan losses	3,050	2,050	3,925
Net interest income after provision for loan losses	73,614	53,132	41,280

Noninterest income:
Service charges on deposit accounts	9,225	7,430	6,921
Gain on securities, net	234	204	99
ATM and debit card income	6,400	4,605	3,802
Other charges and fees	3,460	2,705	2,239
Total noninterest income	19,319	14,944	13,061

Noninterest expenses:
Salaries and employee benefits	34,182	24,713	21,763
Occupancy expense	15,112	11,320	9,281
ATM and debit card expense	2,399	1,559	1,256
Other	20,913	17,063	17,004
Total noninterest expense	72,606	54,655	49,304

Income before income taxes	20,327	13,421	5,037
Income tax expense	6,151	3,779	564
Net earnings	14,176	9,642	4,473
Dividends on preferred stock and accretion of warrants	1,332	1,547	1,802
Net earnings available to common stockholders	$12,844	$8,095	$2,671

Earnings per common share:
Basic	$1.14	$0.77	$0.27
Diluted	$1.12	$0.77	$0.27

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012 and 2011
(in thousands)
	2013	2012	2011
Net earnings	$14,176	$9,642	$4,473
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during the year	(12,481)	831	5,507
Less: reclassification adjustment for net gains on sales of securities available-for-sale	(234)	(204)	(99)
Total other comprehensive (loss) income, before tax	(12,715)	627	5,408
Income tax effect related to items of other comprehensive income	4,450	(220)	(1,838)
Total other comprehensive (loss) income, net of tax	(8,265)	407	3,570
Total comprehensive income	$5,911	$10,049	$8,043

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share data)
	Preferred Stock		Common Stock		Surplus	ESOP Obligation	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2010	20,000	$19,408	9,880,743	$988	$89,893	$(104)	$4,182	$(3,286)	$25,572	$136,653
Net earnings	-	-	-	-	-	-	-	-	4,473	4,473
Issuance of common stock for acquisitions	-	-	725,000	73	8,765	-	-	-	-	8,838
Dividends on Series A preferred stock and accretion of common stock warrants	-	592	-	-	-	-	-	-	(1,242)	(650)
Redemption of Series A preferred stock	(20,000)	(20,000)	-	-	-	-	-	-	-	(20,000)
Issuance of Series B preferred stock	32,000	32,000	-	-	-	-	-	-	-	32,000
Dividends on Series B preferred stock	-	-	-	-	-	-	-	-	(560)	(560)
Dividends on common stock - $0.28 per share	-	-	-	-	-	-	-	-	(2,776)	(2,776)
Exercise of stock options	-	-	10,240	1	66	-	-	-	-	67
Tax benefit resulting from exercise of stock options	-	-	-	-	1	-	-	-	-	1
ESOP compensation expense	-	-	-	-	42	104	-	-	-	146
Stock option and restricted stock compensation expense	-	-	-	-	75	-	-	-	-	75
Change in accumulated other comprehensive income	-	-	-	-	-	-	3,570	-	-	3,570
Balance December 31, 2011	32,000	32,000	10,615,983	1,062	98,842	-	7,752	(3,286)	25,467	161,837
Net earnings	-	-	-	-	-	-	-	-	9,642	9,642
Issuance of common stock for acquisitions	-	-	756,511	76	11,454	-	-	-	-	11,530
Issuance of Series C preferred stock for acquisitions	99,971	9,997	-	-	-	-	-	-	-	9,997
Dividends on Series B preferred stock	-	-	-	-	-	-	-	-	(1,547)	(1,547)
Dividends on common stock - $0.28 per share	-	-	-	-	-	-	-	-	(2,933)	(2,933)
Exercise of stock options	-	-	14,117	1	99	-	-	-	-	100
Tax benefit resulting from exercise of stock options, net adjustment	-	-	-	-	1	-	-	-	-	1
Stock option and restricted stock compensation expense	-	-	-	-	207	-	-	-	-	207
Change in accumulated other comprehensive income	-	-	-	-	-	-	407	-	-	407
Balance December 31, 2012	131,971	41,997	11,386,611	1,139	110,603	-	8,159	(3,286)	30,629	189,241
Net earnings	-	-	-	-	-	-	-	-	14,176	14,176
Dividends on Series B preferred stock	-	-	-	-	-	-	-	-	(931)	(931)
Dividends on Series C preferred stock	-	-	-	-	-	-	-	-	(400)	(400)
Dividends on common stock - $0.31 per share	-	-	-	-	-	-	-	-	(3,488)	(3,488)
Exercise of stock options	-	-	6,155	1	68	-	-	-	-	69
Tax benefit resulting from exercise of stock options, net adjustment	-	-	-	-	4	-	-	-	-	4
Vested restricted stock	-	-	14,430	1	(1)	-	-	-	-	-
Tax benefit resulting from issuance of restricted stock	-	-	-	-	14	-	-	-	-	14
Stock option and restricted stock compensation expense	-	-	-	-	329	-	-	-	-	329
Change in accumulated other comprehensive income	-	-	-	-	-	-	(8,265)	-	-	(8,265)
Balance December 31, 2013	131,971	$41,997	11,407,196	$1,141	$111,017	$-	$(106)	$(3,286)	$39,986	$190,749

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012, and 2011
(in thousands)
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$14,176	$9,642	$4,473
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,568	3,799	3,265
Accretion of purchase accounting adjustments	(5,869)	(2,067)	(752)
Provision for loan losses	3,050	2,050	3,925
Deferred tax expense (benefit)	2,828	1,651	(491)
Amortization of premiums on securities, net	4,473	1,878	910
Amortization of other investments	13	15	14
Net loss on sale of other real estate	190	163	66
Net write down of other real estate owned	457	582	476
Net loss on sale/disposal of premises and equipment	96	6	126
Stock compensation expense	308	150	13
Restricted stock expense	21	57	62
Gain on sale and liquidation of securities available-for-sale	(234)	(204)	(99)
Change in accrued interest receivable	(1)	745	(331)
Change in accrued interest payable	(201)	(181)	(120)
Change in other assets and liabilities, net	1,009	(339)	1,667
Net cash provided by operating activities	25,884	17,947	13,204
Cash flows from investing activities, net of effect of purchase acquisitions in 2011 and 2012:
Net change in time deposits in other banks	881	1	5,164
Proceeds from maturities and calls of securities available-for-sale	72,728	146,019	81,030
Proceeds from maturities and calls of securities held-to-maturity	22,946	24,340	900
Proceeds from sale of securities available-for-sale	55,879	6,558	3,895
Purchases of securities available-for-sale	(68,043)	(100,384)	(149,332)
Purchases of securities held-to-maturity	(26,382)	(38,160)	(101,493)
Proceeds from redemption of other investments	1,600	500	82
Purchases of other investments	(3,220)	(189)	(449)
Net change in loans	(82,340)	(41,335)	(49,875)
Purchases of premises and equipment	(14,264)	(10,245)	(3,656)
Proceeds from sale of premises and equipment	69	-	9
Net cash associated with Jefferson Bank acquisition	-	-	93,800
Net cash associated with First Louisiana National Bank acquisition	-	-	19,708
Net cash associated with Beacon Federal acquisition	-	-	52,170
Net cash associated with Peoples State Bank acquisition	-	7,044	-
Proceeds from sale of other real estate owned	1,215	555	541
Net cash used in investing activities	(38,931)	(5,296)	(47,506)
Cash flows from financing activities, net of effect of purchase acquisitions in 2011 and 2012:
Change in deposits	(32,455)	(12,432)	15,041
Change in securities sold under agreements to repurchase	12,469	(5,539)	2,252
Borrowings on Federal Home Loan Bank advances	25,000	-	-
Repayments of Federal Home Loan Bank advances	(57)	-	-
Repayments of notes payable	(1,000)	-	-
Issuance of Series B preferred stock	-	-	32,000
Redemption of Series A preferred stock	-	-	(20,000)
Proceeds from exercise of stock options	69	100	67
Tax benefit from exercise of stock options	4	1	1
Tax benefit from vested restricted stock	14	-	-
Payment of dividends on preferred stock	(1,519)	(1,579)	(938)
Payment of dividends on common stock	(3,320)	(2,932)	(2,725)
Net cash (used in) provided by financing activities	(795)	(22,381)	25,698
Net decrease in cash and cash equivalents	(13,842)	(9,730)	(8,604)
Cash and cash equivalents, beginning of year	73,573	83,303	91,907
Cash and cash equivalents, end of year	$59,731	$73,573	$83,303

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2013, 2012, and 2011
(in thousands)
	2013	2012	2011
Supplemental cash flow information:
Interest paid	$6,534	$5,978	$5,608
Income taxes paid	3,500	2,785	835
Noncash investing and financing activities:
Common stock issued in acquisition	-	11,530	8,838
Accretion of warrants	-	-	592
Accrued common stock dividends	913	745	744
Accrued preferred stock dividends	180	368	400
Net change in loan to ESOP	-	-	104
Change in unrealized gains/losses on securities available-for-sale, net of tax	(8,265)	407	3,570
Transfer of loans to other real estate	1,053	879	7,319
Financed portion of sales of other real estate	-	290	73

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment Securities—We determine the appropriate classification of debt securities at the time of purchase and reassesses this classification periodically. Trading account securities are held for resale in anticipation of short‑term market movements. Debt securities are classified as held‑to‑maturity when we have the positive intent and ability to hold the securities to maturity. Securities not classified as held‑to‑maturity or trading are classified as available‑for‑sale. We had no trading account securities during the three years ended December 31, 2013. Held‑to‑maturity securities are stated at amortized cost. Available‑for‑sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity.

The amortized cost of debt securities classified as held‑to‑maturity or available‑for‑sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage‑backed securities, over the estimated life of the security. Amortization, accretion, and accrued interest are included in interest income on securities. Realized gains and losses on the sale of securities available‑for‑sale are included in earnings and are determined using the specific‑identification method.

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

Generally, commercial, financial, and agricultural loans; construction loans; commercial real estate loans; consumer loans; and finance leases which become 90 days delinquent are either in the process of collection through repossession or foreclosure or are deemed currently uncollectible. The portion of loans deemed currently uncollectible, due to insufficient collateral, are charged‑off against the allowance for loan losses. All loans requested to be charged-off must be specifically authorized by in-house legal counsel and the CEO.  Requests may be initiated by collection personnel, bank counsel, loan review, and lending personnel.  Charge-offs will be reviewed by in-house legal counsel and the CEO to ensure the propriety and accuracy of charge-off recommendations.  Factors considered when determining loan collectability and amount to be charged off for all segments in our loan portfolio include delinquent principal or interest repayment, the ability of borrower to make future payments, collateral value of outstanding debt, and the adequacy of guarantors support.  It is the responsibility of in-house legal counsel to report all charge-offs to the Board of Directors or its designated Committee for ratification.

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

Loans can be classified into the following three risk rating groupings: pass, special mention, and substandard/doubtful.  Factors considered in determining a risk rating grade include debt service capacity, capital structure/liquidity, management, collateral quality, industry risk, company trends/operating performance, repayment source, revenue diversification/customer concentration, quality of financial information, and financing alternatives.  Pass grade signifies the highest quality of loans to loans with reasonable credit risk, which may include borrowers with marginally adequate financial performance, but have the ability to repay the debt.  Special mention loans have potential weaknesses that warrant extra attention from the loan officer and other management personnel, but still have the ability to repay the debt.  Substandard classification includes loans with well-defined weaknesses with risk of potential loss.  Loans classified as doubtful are considered to have little recovery value and are charged off.

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

Management and the Board of Directors believe the allowance for loan losses is appropriate at December 31, 2013.  While determination of the allowance for loan losses is based on available information at a given point in time, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

Interest Rate Swap Agreements—Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheets and, as required by ASC 815, the Company records all derivatives at fair value.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional balance of interest rate swap agreements held by the Company at December 31, 2012 and 2013 was minimal and not material to the consolidated balance sheets.

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives used to compute depreciation are:

Buildings and improvements	10 - 40 years
Furniture, fixtures, and equipment	3 - 10 years
Automobiles	3 - 5 years

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

Basic and Diluted Earnings Per Common Share—Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing net earnings by the weighted‑average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed by dividing net earnings by the total of the weighted-average number of shares outstanding plus the dilutive effect of outstanding options.  The amounts of common stock and additional paid-in capital are adjusted to give retroactive effect to large stock dividends.  Small stock dividends, or dividends less than 25% of issued shares at the declaration date, are reflected as an increase in common stock and additional paid-in capital and a decrease in retained earnings for the market value of the shares on the date the dividend is declared.

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

Recent Accounting Pronouncements— In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The amendments in this Update are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test.  The Update also enhances consistency of impairment testing guidance among long-lived asset categories by permitting entities to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing for impairment, which is equivalent to the impairment testing requirements for other long-lived assets.  Under the amendments in this Update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired.  The Update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 did not have a material impact on the Company’s results of operations, financial position or disclosures.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210):  Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The amendments in this Update applies to derivatives accounted for in accordance with ASC 815 (Derivatives and Hedging), including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  The effective date of this Update is for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods.  Adoption of this Update did not impact the Company’s consolidated financial statements or the interim notes to the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update requires information regarding the impact to net earnings of the reclassification on significant amounts out of accumulated other comprehensive income (“AOCI”) to be presented on either the face of the statement of earnings or in the notes to the financial statements.  The amendments in this Update do not change the current reporting requirements for net earnings or AOCI.  For public entities, the amendments in this Update are effective prospectively for reporting periods beginning after December 15, 2012.  In compliance with the Update, the information required has been included in the Consolidated Statements of Comprehensive Income and Note 17 in these unaudited consolidated financial statements.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2013.  The reclassifications had no impact on net income or stockholders’ equity.

2.	ACQUISITION ACTIVITY

Acquisition of PSB Financial Corporation

On December 28, 2012, the Company acquired all of the outstanding common stock of PSB Financial Corporation (“PSB”), the holding company of Many, Louisiana based The Peoples State Bank, for total consideration of $39.5 million, which resulted in goodwill of $18.0 million, as shown in the following table (dollars in thousands):

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

Loans at the acquisition date are presented in the following table (in thousands):

	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Commercial, financial, and agricultural	$82	$59,011	$59,093
Real estate – construction	-	16,431	16,431
Real estate – commercial	4,205	127,866	132,071
Real estate – residential	455	34,232	34,687
Installment loans to individuals	-	17,652	17,652
Other	-	119	119
Total	$4,742	$255,311	$260,053

The following table presents information about the acquired impaired loans at acquisition (in thousands):

Contractually required principal and interest payments	$7,449
Non-accretable discount	2,084
Cash flows expected to be collected	5,365
Accretable discount	623
Fair value of loans acquired with a deterioration of credit quality	$4,742

The following table presents changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans for the years ended December 31, 2012 and 2013 (in thousands):

	2013	2012
Balance, beginning of year	$11,400	$-
Acquisition of PSB	-	11,400
Accretion	(4,821)	-
Net transfers from nonaccretable difference to accretable yield	368	-
Balance, end of year	$6,947	$11,400

In connection with the PSB acquisition, the Company recorded a liability for contingent payment of $2.0 million to stockholders of PSB based on the complete payoff before December 28, 2015 less charge-offs of up to $3.0 million of certain Identified Loans in The Peoples State Bank legacy loan portfolio.   Generally, no contingent payment would have been made if the net charge-offs on the Identified Loans exceeded $3.0 million.  Following the payoff of these Identified Loans during the second quarter of 2013, the $2.0 million contingent payment was made to the stockholders of PSB.

3.	INVESTMENT SECURITIES

The portfolio of securities consisted of the following (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$11,455	$1	$191	$11,265
Obligations of state and political subdivisions	57,925	2,296	243	59,978
GSE mortgage-backed securities	146,129	2,029	2,193	145,965
Collateralized mortgage obligations: residential	73,569	212	2,894	70,887
Collateralized mortgage obligations: commercial	27,082	416	152	27,346
Other asset-backed securities	25,204	351	66	25,489
Collateralized debt obligation	464	271	-	735
	$341,828	$5,576	$5,739	$341,665

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$13,422	$2	$-	$13,424
Obligations of state and political subdivisions	83,093	4,328	-	87,421
GSE mortgage-backed securities	172,932	5,887	-	178,819
Collateralized mortgage obligations: residential	101,381	652	47	101,986
Collateralized mortgage obligations: commercial	28,528	1,233	-	29,761
Other asset-backed securities	12,245	497	-	12,742
Collateralized debt obligation	464	-	-	464
	$412,065	$12,599	$47	$424,617

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$47,377	$38	$2,586	$44,829
GSE mortgage-backed securities	78,272	148	1,079	77,341
Collateralized mortgage obligations: residential	14,189	-	979	13,210
Collateralized mortgage obligations: commercial	15,685	103	-	15,788
	$155,523	$289	$4,644	$151,168

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$42,900	$7	$7	$42,900
GSE mortgage-backed securities	89,383	2,819	-	92,202
Collateralized mortgage obligations: residential	5,009	-	-	5,009
Collateralized mortgage obligations: commercial	16,232	581	-	16,813
	$153,524	$3,407	$7	$156,924

With the exception of 3 private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $59,000 and $96,000 at December 31, 2013 and 2012, respectively, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at December 31, 2013 by contractual maturity are shown below (in thousands).  Except for mortgage backed securities, collateralized mortgage obligations, other assets backed securities, and collateralized debt obligations, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$12,070	$12,228
Due after one year through five years	35,119	36,194
Due after five years through ten years	17,001	17,851
Due after ten years	5,190	4,970
Mortgage-backed securities and collateralized mortgage obligations:
Residential	219,698	216,852
Commercial	27,082	27,346
Other asset-backed securities	25,204	25,489
Collateralized debt obligation	464	735
	$341,828	$341,665

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$100	$100
Due after one year through five years	2,198	2,182
Due after five years through ten years	7,273	7,072
Due after ten years	37,806	35,475
Mortgage-backed securities and collateralized mortgage obligations:
Residential	92,461	90,551
Commercial	15,685	15,788
	$155,523	$151,168

Details concerning investment securities with unrealized losses are as follows (in thousands):

	December 31, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$10,463	$191	$-	$-	$10,463	$191
Obligations of state and political subdivisions	4,256	243	-	-	4,256	243
GSE mortgage-backed securities	68,028	2,193	-	-	68,028	2,193
Collateralized mortgage obligations: residential	56,975	2,563	4,371	331	61,346	2,894
Collateralized mortgage obligations: commercial	4,282	152	-	-	4,282	152
Other asset-backed securities	13,099	66	-	-	13,099	66
	$157,103	$5,408	$4,371	$331	$161,474	$5,739

	December 31, 2012
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Collateralized mortgage obligations: residential	$10,085	$45	$96	$2	$10,181	$47

	December 31, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$42,246	$2,569	$685	$17	$42,931	$2,586
GSE mortgage-backed securities	31,042	1,079	-	-	31,042	1,079
Collateralized mortgage obligations: residential	13,210	979	-	-	13,210	979
	$86,498	$4,627	$685	$17	$87,183	$4,644

	December 31, 2012
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$1,128	$7	$-	$-	$1,128	$7

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

As of December 31, 2013, 108 securities had unrealized losses totaling 4.01% of the individual securities’ amortized cost basis and 2.09% of the Company’s total amortized cost basis.  Five of the 108 securities had been in an unrealized loss position for over twelve months at December 31, 2013.  These five securities had an amortized cost basis and unrealized loss of $5.4 million and $348,000, respectively.  The unrealized losses on debt securities at December 31, 2013 and 2012 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2013 and 2012, management had both the intent and ability to hold impaired securities, and no impairment was evaluated as other than temporary. As a result, no impairment losses were recognized on debt securities during the years ended December 31, 2013, 2012, or 2011.

During the year ended December 31, 2013, the Company sold 35 securities classified as available-for-sale at a net gain of $234,000.  Of the 35 securities sold, 31 securities were sold with gains totaling $247,000 and four securities were sold at a loss of $13,000.  During the year ended December 31, 2012, the Company sold six securities classified as available-for-sale at a net gain of $204,000.  Of the six securities sold, five securities were sold with gains totaling $235,000 and one security was sold at a loss of $31,000.

Securities with an aggregate carrying value of approximately $259.9 million and $226.2 million at December 31, 2013 and 2012, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

4.	LOANS

The loan portfolio consisted of the following (in thousands):

	December 31,
	2013	2012
Commercial, financial and agricultural	$403,976	$315,655
Real estate – construction	82,691	75,334
Real estate – commercial	397,135	414,384
Real estate – residential	146,841	142,858
Installment loans to individuals	97,459	90,561
Lease financing receivable	5,542	5,769
Other	3,910	2,379
	1,137,554	1,046,940
Less allowance for loan losses	(8,779)	(7,370)
	$1,128,775	$1,039,570

The amounts reported in other loans at December 31, 2013 and 2012 includes the overdrawn demand deposit accounts and loans primarily made to non-profit entities reported for each period.

An analysis of the activity in the allowance for loan losses is as follows (in thousands):

	December 31,
	2013	2012	2011
Balance, beginning of year	$7,370	$7,276	$8,813
Provision for loan losses	3,050	2,050	3,925
Recoveries	265	300	310
Loans charged-off	(1,906)	(2,256)	(5,772)
Balance, end of year	$8,779	$7,370	$7,276

During the years ended December 31, 2013, 2012, and 2011, there were approximately $1.1 million, $879,000, and $7.3 million, respectively, of transfers from loans to ORE.  Included in the $7.3 million added to ORE in 2011 is one credit totaling $4.9 million secured by a condominium complex.  The credit is currently producing positive cash flow from net rental income on a monthly basis.

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At December 31, 2013, one industry segment concentration, the oil and gas industry, aggregate more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $202.1 million, or 17.8% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At December 31, 2013, loans secured by commercial real estate (including commercial construction and multifamily loans) totaled approximately $462.0 million.  Of the $462.0 million, $352.6 million represent CRE loans, 63% of which are secured by owner-occupied commercial properties.  Of the $352.6 million in loans secured by commercial real estate, $2.4 million or 0.7% were on nonaccrual status at December 31, 2013.

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	December 31, 2013
		Real Estate
	Coml, fin, and agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$1,535	$2,147	$2,166	$936	$543	$41	$2	$7,370
Charge-offs	(935)	-	(18)	(129)	(824)	-	-	(1,906)
Recoveries	80	8	29	39	109	-	-	265
Provision	3,226	(1,109)	(788)	295	1,445	(20)	1	3,050
Ending balance	$3,906	$1,046	$1,389	$1,141	$1,273	$21	$3	$8,779
Ending balance: individually evaluated for impairment	$168	$3	$54	$60	$120	$-	$-	$405
Ending balance: collectively evaluated for impairment	$3,738	$1,043	$1,335	$1,081	$1,153	$21	$3	$8,374

Loans:
Ending balance	$403,976	$82,691	$397,135	$146,841	$97,459	$5,542	$3,910	$1,137,554
Ending balance: individually evaluated for impairment	$1,241	$100	$2,213	$900	$271	$-	$-	$4,725
Ending balance: collectively evaluated for impairment	$402,735	$82,591	$394,218	$145,773	$97,188	$5,542	$3,910	$1,131,957
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$704	$168	$-	$-	$-	$872

	December 31, 2012
		Real Estate
	Coml, fin, and agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$1,734	$1,661	$2,215	$936	$710	$19	$1	$7,276
Charge-offs	(1,054)	-	(550)	(126)	(526)	-	-	(2,256)
Recoveries	181	18	1	2	98	-	-	300
Provision	674	468	500	124	261	22	1	2,050
Ending balance	$1,535	$2,147	$2,166	$936	$543	$41	$2	$7,370
Ending balance: individually evaluated for impairment	$391	$57	$35	$30	$114	$-	$-	$627
Ending balance: collectively evaluated for impairment	$1,144	$2,090	$2,131	$906	$429	$41	$2	$6,743

Loans:
Ending balance	$315,655	$75,334	$414,384	$142,858	$90,561	$5,769	$2,379	$1,046,940
Ending balance: individually evaluated for impairment	$1,636	$936	$2,911	$1,627	$330	$-	$-	$7,440
Ending balance: collectively evaluated for impairment	$313,937	$74,398	$407,267	$140,777	$90,231	$5,769	$2,379	$1,034,758
Ending balance: loans acquired with deteriorated credit quality	$82	$-	$4,206	$454	$-	$-	$-	$4,742

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$4,350	$208	$1,256	$5,814	$398,162	$403,976	$26
Commercial real estate - construction	36	-	63	99	64,794	64,893	-
Commercial real estate - other	1,230	1,447	2,395	5,072	392,063	397,135	141
Residential - construction	149	-	-	149	17,649	17,798	-
Residential - prime	2,984	870	307	4,161	142,680	146,841	-
Consumer - credit card	36	-	7	43	6,163	6,206	7
Consumer - other	767	102	269	1,138	90,115	91,253	4
Lease financing receivable	-	-	-	-	5,542	5,542	-
Other loans	125	-	-	125	3,785	3,910	-
	$9,677	$2,627	$4,297	$16,601	$1,120,953	$1,137,554	$178

	December 31, 2012 (1)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,220	$321	$2,580	$5,121	$310,534	$315,655	$1,019
Commercial real estate - construction	66	96	101	263	58,087	58,350	-
Commercial real estate - other	4,123	2,108	3,577	9,808	404,576	414,384	952
Residential - construction	-	-	-	-	16,984	16,984	-
Residential - prime	1,140	239	1,121	2,500	140,358	142,858	-
Consumer - credit card	24	2	15	41	6,766	6,807	15
Consumer - other	421	134	186	741	83,013	83,754	-
Lease financing receivable	-	-	-	-	5,769	5,769	-
Other loans	87	-	-	87	2,292	2,379	-
	$8,081	$2,900	$7,580	$18,561	$1,028,379	$1,046,940	$1,986

(1) Balances have been adjusted from previously reported amounts for discounts associated with purchase credit impaired loans.

Non-accrual loans are as follows (in thousands):

	December 31, 2013	December 31, 2012 (1)
Commercial, financial, and agricultural	$1,272	$1,777
Commercial real estate - construction	100	941
Commercial real estate - other	2,290	3,009
Residential - construction	-	-
Residential - prime	1,153	2,505
Consumer - credit card	-	-
Consumer - other	284	409
Lease financing receivable	-	-
Other	-	-
	$5,099	$8,276

The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $518,000, $582,000, and $749,000 for the years ended December 31, 2013, 2012, and 2011.  Interest actually received on nonaccrual loans at December 31, 2013, 2012, and 2011 was $312,000,  $70,000, and $256,000 respectively.

Loans that are individually evaluated for impairment are as follows (in thousands):

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$671	$1,107	$-	$617	$3
Commercial real estate – construction	61	61	-	416	-
Commercial real estate – other	1,850	2,324	-	2,190	8
Residential – prime	525	525	-	1,050	14
Consumer – other	66	66	-	90	1
Subtotal:	3,173	4,083	-	4,363	26
With an allowance recorded:
Commercial, financial, and agricultural	570	570	168	821	3
Commercial real estate – construction	39	39	3	102	1
Commercial real estate – other	363	363	54	372	11
Residential – prime	375	395	60	214	4
Consumer – other	205	205	120	211	2
Subtotal:	1,552	1,572	405	1,720	21
Totals:
Commercial	3,554	4,464	225	4,518	26
Residential	900	920	60	1,264	18
Consumer	271	271	120	301	3
Grand total:	$4,725	$5,655	$405	$6,083	$47

(1) Balances have been adjusted from previously reported amounts for discounts associated with purchase credit impaired loans.

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$564	$675	$-	$861	$5
Commercial real estate – construction	771	770	-	834	1
Commercial real estate – other	2,530	3,059	-	1,780	38
Residential – prime	1,575	1,575	-	1,213	26
Consumer – other	114	122	-	81	1
Subtotal:	5,554	6,201	-	4,769	71
With an allowance recorded:
Commercial, financial, and agricultural	1,072	1,072	391	1,128	21
Commercial real estate – construction	165	165	57	85	7
Commercial real estate – other	381	381	35	811	3
Residential – prime	52	52	30	172	4
Consumer – other	216	216	114	228	6
Subtotal:	1,886	1,886	627	2,424	41
Totals:
Commercial	5,483	6,122	483	5,499	75
Residential	1,627	1,627	30	1,385	30
Consumer	330	338	114	309	7
Grand total:	$7,440	$8,087	$627	$7,193	$112

The following tables present the classes of loans by risk rating (in thousands):

	December 31, 2013
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Commercial real estate –construction	Commercial real estate – other	Percentage of Total
Pass		$397,513	$63,577	$371,618	96.15%
Special mention		2,962	49	8,781	1.36%
Substandard		3,272	1,267	16,736	2.46%
Doubtful		229	-	-	0.03%
		$403,976	$64,893	$397,135	100.00%

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Residential – construction	Residential – prime	Residential – subprime	Percentage of Total
Pass		$17,798	$143,790	$-	98.15%
Special mention		-	548	-	0.33%
Substandard		-	2,503	-	1.52%
		$17,798	$146,841	$-	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer – other	Lease financing receivable	Other	Percentage of Total
Performing	$6,196	$90,978	$5,542	$3,910	99.73%
Nonperforming	10	275	-	-	0.27%
	$6,206	$91,253	$5,542	$3,910	100.00%

		December 31, 2012
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Commercial real estate –construction	Commercial real estate – other	Percentage of Total
Pass		$304,219	$54,737	$396,077	95.76%
Special mention		5,748	684	6,224	1.61%
Substandard		4,503	2,925	7,514	1.90%
Doubtful		1,185	4	4,569	0.73%
		$315,655	$58,350	$414,384	100.00%

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Residential – construction	Residential – prime	Residential – subprime	Percentage of Total
Pass		$16,785	$137,681	$-	96.64%
Special mention		-	1,612	-	1.01%
Substandard		199	3,565	-	2.35%
		$16,984	$142,858	$-	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer – other	Lease financing receivable	Other	Percentage of Total
Performing	$6,792	$83,347	$5,769	$2,379	99.57%
Nonperforming	15	407	-	-	0.43%
	$6,807	$83,754	$5,769	$2,379	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	December 31, 2013
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$-	$23	$233	$256
Real estate - commercial	156	-	-	156
	$156	$23	$233	$412

	December 31, 2012
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$-	$-	$232	$232
Real estate - commercial	3,905	-	-	3,905
	$3,905	$-	$232	$4,137

The $3.7 million decrease from December 31, 2012 resulted primarily from payoffs related to two commercial credits previously classified as TDRs. During the year ended December 31, 2013, one loan with a pre-modification balance of $27,000 was identified as a TDR through modification of the original loan terms, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  Of the $4.1 million of TDRs at December 31, 2012, $3.9 million was acquired from PSB and included four credits, two of which were large commercial credits.  There were no loans added to TDR status during the year ended December 31, 2012.  Four TDRs totaling $259,000 defaulted during the year ended December 31, 2012.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of December 31, 2013, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2013 activity with respect to these related party loans and commitments to extend credit is as follows (in thousands):

Balance, beginning of year	$6,921
New loans	-
Repayments and adjustments	(3,807)
Balance, end of year	$3,114

5.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Land	$16,771	$14,949
Buildings and improvements	46,091	40,505
Furniture, fixtures, and equipment	26,244	23,775
Automobiles	1,299	812
Leasehold improvements	10,146	10,047
Construction-in-process	4,489	1,562
	105,040	91,650
Less accumulated depreciation and amortization	(32,697)	(28,189)
	$72,343	$63,461

Depreciation expense totaled approximately $5.6 million, $3.8 million, and $3.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes to the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are provided in the following table (in thousands):

Balance, December 31, 2011	$24,959
Adjustment to goodwill	(136)
Goodwill acquired during the year	17,958
Balance, December 31, 2012	42,781
Adjustment to goodwill	(610)
Balance, December 31, 2013	$42,171

The goodwill acquired during the year ended December 31, 2012 was a result of the PSB acquisition completed during the fourth quarter.  The adjustments to goodwill made during the year ended December 31, 2013 included reductions resulting from reclassification of a $415,000 liability assumed, a $351,000 increase in the value of fixed assets acquired and a $190,000 increase in the amount of income tax receivable recorded from the PSB acquisition.  Additionally, the amount of increases in goodwill recorded in the PSB acquisition included a $254,000 market value adjustment on two bonds held in the investment portfolio and a $36,000 increase to the amount of income tax payable recorded from the PSB acquisition.  The adjustments were made as additional information existing at the time of the acquisition was reviewed.  Net of deferred taxes, the adjustments resulted in a $610,000 reduction to goodwill recorded in the PSB acquisition.  The adjustments to goodwill had no impact on net earnings or stockholders’ equity.

A summary of core deposit intangible assets as of December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(3,733)	(2,627)
Net carrying amount	$7,941	$9,047

During 2012, $2.7 million of core deposit intangibles were recorded as a result of the deposits acquired in the 2012 acquisition.

Amortization expense on the core deposit intangible assets totaled approximately $1.1 million in 2013, $762,000 in 2012, and $230,000 in 2011.

The estimated amortization expense on the core deposit intangible assets for the five succeeding years and thereafter is as follows (in thousands):

2014	$1,106
2015	1,106
2016	1,106
2017	1,106
2018	1,106
Thereafter	2,411
$7,941

7.	DEPOSITS

Deposits consisted of the following (in thousands):

	December 31,
	2013	2012
Noninterest-bearing	$383,257	$381,083
Savings and money market	465,748	402,121
NOW accounts	429,279	456,222
Time deposits less than $100	112,782	133,304
Time deposits $100 or more	127,737	179,174
	$1,518,803	$1,551,904

Time deposits held consist primarily of certificates of deposits.  The maturities for these deposits at December 31, 2013 are as follows (in thousands):

2014	$177,339
2015	41,369
2016	11,730
2017	5,610
2018	4,470
Thereafter	1
$240,519

Deposits from related parties totaled approximately $16.4 million and $29.1 million at December 31, 2013 and 2012, respectively.

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $53.9 million and $41.4 million at December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, retail repurchase agreements, defined as securities sold under agreements to repurchase from our customers, totaled $41.4 million and $28.9 million, respectively.  These retail repurchase agreements are secured short term borrowings from customers, which may be drawn on demand.  The agreements bear interest at a rate determined by us.  The average rate of the outstanding agreements at December 31, 2013 and 2012 was 0.43% and 0.44%.   The Company had pledged securities with an approximate market value of $51.8 million and $52.7 million as collateral at December 31, 2013 and 2012, respectively.

Also included in securities sold under agreements to repurchase is a $12.5 million repurchase agreement the Company entered into with CitiGroup Global Markets, Inc. (“CGMI”) effective August 9, 2007.  Under the terms of the repurchase agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2013 was 4.57%.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI quarterly.  The Company had pledged securities with a market value $15.7 million and $19.5 million as collateral at December 31, 2013 and 2012, respectively.

In 2013, 2012, and 2011, the Company did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or FRB discount window that exceeded 30% of our stockholders’ equity for such year.

9.	SHORT-TERM FEDERAL HOME LOAN BANK ADVANCES

Short-term FHLB advances totaled $25.0 million at December 31, 2013.  There were no short-term FHLB advances outstanding at December 31, 2012.  The short-term FHLB advances at December 31, 2013 consisted of one FHLB advance with a maturity of 87 days at a fixed interest rate of 0.15%.

The short-term and long-term FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans totaling $180.6 million.

As of December 31, 2013 and 2012, the Company had $130.4 million and $206.1 million, respectively, of additional FHLB advances available.

10.	NOTES PAYABLE

Notes payable at December 31, 2013 and 2012 is summarized as follows (in thousands):

	December 31,
	2013	2012
Long-term Federal Home Loan Bank advances	$26,703	$27,128
Notes payable – First National Bankers Bank	1,000	2,000
	$27,703	$29,128

The scheduled maturities of long-term FHLB advances at December 31, 2013 are summarized as follows (in thousands):

	Amount	Weighted Average Rate
2014	$426	5.057%
2015	426	5.057%
2016	427	5.057%
2017	15,403	3.412%
2019	10,021	1.985%
Total FHLB advances	$26,703

The notes payable with First National Bankers Bank requires annual payments of $250,000 and bears an interest rate equal to New York Prime.

The scheduled maturities of the notes payable with First National Bankers Bank as of December 31, 2013 is as follows (in thousands):

2014	$250
2015	250
2016	250
2017	250
$1,000

11.	JUNIOR SUBORDINATED DEBENTURES

A description of the junior subordinated debentures outstanding is as follows (in thousands):

				December 31,
Date Issued	Maturity Date	Interest Rate	Callable After	2013	2012
February 22, 2001	February 22, 2031	10.20%	February 22, 2011	$7,217	$7,217
July 31, 2001[1]	July 9, 2031	3 month LIBOR plus 3.30%	July 31, 2006	5,671	5,671
September 20, 2004	September 20, 2034	3 month LIBOR plus 2.50%	September 20, 2009	8,248	8,248
October 12, 2006[1]	October 12, 2036	3 month LIBOR plus 1.85%	June 26, 2011	5,155	5,155
June 21, 2007[1]	June 21, 2037	3 month LIBOR plus 1.70%	June 15, 2012	3,093	3,093
				$29,384	$29,384

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

12.	COMMITMENTS AND CONTINGENCIES

At December 31, 2013, future annual minimum rental payments due under non-cancellable operating leases are as follows (in thousands):

2014	$2,194
2015	2,001
2016	1,702
2017	1,485
2018	1,229
Thereafter	10,159
$18,770

Rental expense under operating leases for 2013, 2012, and 2011 was approximately $2.6 million, $2.5 million, and $2.0 million, respectively.

The Company is party to various legal proceedings arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

At December 31, 2013, the Company had borrowing lines available through the Bank with the FHLB of Dallas and other correspondent banks.  The Bank had approximately $130.4 million available, subject to available collateral, under a secured line of credit with the FHLB of Dallas.  Additional federal funds lines of credit were available through correspondent banks with approximately $33.5 million available for overnight borrowing at December 31, 2013.  Additionally, $206.5 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  As of December 31, 2013, the Company had no borrowings with the FRB-Atlanta.

13.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Allowance for loan losses	$5,359	$6,325
Alternative minimum tax credit	-	1,300
Other	2,193	2,575
Total deferred tax assets	7,552	10,200
Deferred tax liabilities:
Premises and equipment	5,153	4,958
FHLB stock dividends	59	57
Unrealized gains on securities	1,227	5,914
Other	1,884	1,747
Total deferred tax liabilities	8,323	12,676
Net deferred tax liability	$771	$2,476

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of these deductible differences existing at December 31, 2013. Therefore, no valuation allowance is necessary at this time.  The net deferred tax liability is included in other liabilities on the consolidated balance sheets.

Components of income tax expense are as follows (in thousands):

	2013	2012	2011
Current	$3,323	$2,128	$1,055
Deferred expense (benefit)	2,828	1,651	(491)
Total income tax expense	$6,151	$3,779	$564

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 35% for 2013 and 2012 and 34% for 2011 on pre-tax income as follows (in thousands):

	December 31,
	2013	2012	2011
Taxes calculated at statutory rate	$7,114	$4,697	$1,713
Increase (decrease) resulting from:
Tax-exempt interest, net	(1,095)	(988)	(1,121)
Tax credits	-	-	-
Other	132	70	(28)
	$6,151	$3,779	$564

The Company’s federal income tax returns are open and subject to examination from the 2010 tax return year and forward. The various state income and franchise tax returns are generally open from the 2010 and later tax return years based on individual state statutes of limitation. We are not currently under examination by federal or state tax authorities for the 2010, 2011, or 2012 tax years.

14.	EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (“ESOP”) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. In past years, certain ESOP shares were pledged as collateral for debt. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.    The most recent borrowing transaction occurred on February 5, 2009, when the ESOP borrowed $300,000 payable to MidSouth Bank, N.A.    A total of 25,000 shares at $9.89 per share and 5,828 shares at $9.05 per share were purchased with the loan proceeds on February 6, 2009 and February 19, 2009, respectively.  The balance of the note was paid in full on November 10, 2011.  Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity.  In accordance with GAAP, compensation costs relating to shares purchased are based on the fair value of shares committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  ESOP compensation expense consisting of cash contributions for 2013 and 2012 was approximately $720,000 and $428,000, respectively.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2011 was approximately $469,000.  All shares were released for allocation by the end of 2011.  The cost basis of the shares released for 2011 was $9.73 per share.  There were 537,373 and 573,476 ESOP shares as of December 31, 2013 and 2012, respectively.

The Company has deferred compensation arrangements with certain officers, which will provide them with a fixed benefit after retirement. The Company recorded a liability of approximately $1.2 million at December 31, 2013 and December 31, 2012 in connection with these agreements.  Deferred compensation expense recognized in 2013, 2012, and 2011 was approximately $74,000, $68,000, and $232,000, respectively.

The Company sponsors defined contribution post-retirement benefit agreements to provide death benefits for the designated beneficiaries of certain of the Company's executive officers.  Under the agreements, split-dollar whole life insurance contracts were purchased on certain executive officers. The increase in the cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Company's contribution to the agreements each year.  In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the agreements.  During 2013, 2012, and 2011, the Company incurred expenses of $12,000, $39,000 and $9,000, respectively, related to the agreements.

The Company has a 401(k) retirement plan covering substantially all employees who have been employed for 90 days and meet certain other requirements.  Under this plan, employees can contribute a portion of their salary within the limits provided by the Internal Revenue Code into the plan.  The Company made contributions to the plan totaling $60,000, $33,000 and $31,000 in 2013, 2012 and 2011, respectively.

15.	EMPLOYEE STOCK PLANS

In May of 2007, our stockholders approved the 2007 Omnibus Incentive Compensation Plan to provide incentives and awards for directors, officers, and employees. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), restricted stock awards, stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination, or tandem basis. The 2007 Omnibus Incentive Compensation Plan replaces the 1997 Stock Incentive Plan, which expired February of 2007.  A total of 525,000 of our common shares outstanding were reserved for issuance under the Plan, of which 92,428 were available to be granted as of December 31, 2013.

Stock Options – Of the 432,642 options outstanding at December 31, 2013, 18,003 were issued under the 1997 Stock Incentive Plan and 414,639 were issued under the 2007 Omnibus Incentive Compensation Plan.  All options outstanding at December 31, 2013 are incentive stock options with a term of ten years, 390,140 of which vest 20% each year on the anniversary date of the grant and 42,502 of which vest 16.67% each year.  The following table summarizes activity relating to stock options:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	53,918	$12.86
Exercised	(10,240)	6.60
Forfeited	(8,578)	15.39
Outstanding at December 31, 2011	35,100	$14.07
Granted	294,803	12.97
Exercised	(14,117)	7.15
Forfeited	(7,941)	12.97
Outstanding at December 31, 2012	307,845	$13.36
Granted	131,280	15.82
Exercised	(6,155)	11.10
Forfeited	(328)	20.88
Outstanding at December 31, 2013	432,642	$14.13	8.51	$1,612,000
Exercisable at December 31, 2011	35,100	$14.07
Exercisable at December 31, 2012	20,983	18.72
Exercisable at December 31, 2013	70,457	14.81	6.48	$215,000

A summary of changes in unvested options for the period ended December 31, 2013 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, beginning of year	286,862	$4.41
Granted	131,280	5.59
Vested	(55,957)	4.41
Forfeited	-	-
Unvested options outstanding, end of year	362,185	$4.84

As of December 31, 2013 there was a total of $1.5 million in unrecognized compensation cost related to nonvested share-based compensation arrangements.  The total amount of options expensed during the years ended December 31, 2013, 2012 and 2011 was $308,000, $150,000 and $13,000, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Pricing Model.  This model requires management to make certain assumptions, including the expected life of the option, the risk free rate of interest, the expected volatility, and the expected dividend yield.  The risk free rate of interest is based on the yield of a U.S. Treasury security with a similar term.  The expected volatility is based on historic volatility over a term similar to the expected life of the options.  The dividend yield is based on the current yield at the date of grant.  The following weighted average assumptions were made in estimating the fair value of the options granted in 2013 and 2012:

	2013	2012
Risk free rate of interest	1.3%	0.7%
Expected volatility	47.4%	46.1%
Dividend yield	2.1%	2.0%
Average expected life (in years)	5	5
Weighted-average grant-date fair value	$5.59	$4.41

The total intrinsic value of the options exercised was $41,000, $130,000, and $66,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Restricted Stock Awards – On June 30, 2010, the Compensation Committee (formerly the Personnel Committee) of the Board of Directors of the Company made grants of 22,047 shares of restricted stock under the Company’s 2007 Omnibus Incentive Compensation Plan to certain officers and employees of the Company.  The restricted shares of stock, which are subject to the terms of a Restricted Stock Grant Agreement between the Company and each recipient, fully vested on June 30, 2013.  Prior to vesting, the recipient was entitled to vote the shares and received the dividends as declared by the Company with respect to its common stock.  Compensation expense for restricted stock was based on the fair value of the restricted stock awards at the time of the grant, which was equal to the market value of the Company’s common stock on the date of grant.  The value of the restricted stock grants was amortized monthly into compensation expense over the three year vesting period.

The restricted shares had a fair value of $12.77 per share on the date of issuance.  For the year ended December 31, 2013, 2012 and 2011, compensation expense of $21,000, $57,000 and $62,000, respectively, was recognized related to non-vested restricted stock awards.

The following table summarizes activity relating to non-vested restricted stock awards:

2013
Balance at beginning of year	15,313
Granted	-
Forfeited	(883)
Vested	14,430
Balance at end of year	-

16.	STOCKHOLDERS’ EQUITY

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2013, the Bank had approximately $21.3 million available to pay dividends to the parent company without regulatory approval.

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

The Series A preferred stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum.  In August 2011, the Company redeemed all 20,000 outstanding shares of Series A preferred stock at its stated value of $1,000 per share with funds from our issuance of 32,000 shares of Series B preferred stock in connection with the Company’s participation under the U.S. Treasury’s Small Business Lending Fund (“SBLF”).  The remaining $12.0 million of net proceeds from the issuance was provided to the Bank as additional capital.  The dividend rate on the Series B preferred stock was set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  Beginning March 2016, the dividend rate will increase to 9% per annum.  The Series B preferred stock is nonvoting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B preferred stock.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013.  The Series C Preferred Stock ranks pari passu with the existing Senior Non-Cumulative Perpetual Preferred Stock, Series B, issued in connection with the Company’s participation under the U. S. Treasury’s SBLF and senior to the Company’s common stock.  The Company may redeem the Series C Preferred Stock, subject to regulatory approval, beginning on or after the fifth anniversary of the closing date of the Merger, at a redemption price equal to the liquidation value of the Series C Preferred Stock, plus declared but unpaid dividends, if any.  The Company may also redeem the Series C Preferred Stock, subject to regulatory approval, at the same redemption price prior to the fifth anniversary of the closing date in the event the Series C Preferred Stock no longer qualifies for ‘Tier 1 Capital” treatment by the applicable federal banking regulators.  Holders may convert the Series C Preferred Stock at any time into shares of the Company’s common stock at a conversion price of $18.00 per share, subject to customary anti-dilution adjustments.  In addition, on or after the fifth anniversary of the closing date, the Company will have the option to require conversion of the Series C Preferred Stock if the closing price of the Company’s common stock for 20 trading days within any period of 30 consecutive trading days, exceeds 130% of the conversion price.

17.	OTHER COMPREHENSIVE (LOSS) INCOME

The following is a summary of the tax effects allocated to each component of other comprehensive (loss) income (in thousands):

	December 31,
	2013			2012			2011
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive (loss) income:
Securities available-for-sale:
Change in unrealized gain during period	$(12,481)	$4,368	$(8,113)	$831	$(291)	$540	$5,507	$(1,872)	$3,635
Reclassification adjustment for gains included in net income	(234)	82	(152)	(204)	71	(133)	(99)	34	(65)
Total other comprehensive (loss) income	$(12,715)	$4,450	$(8,265)	$627	$(220)	$407	$5,408	$(1,838)	$3,570

The reclassifications out of accumulated other comprehensive income into net earnings are presented below (in thousands):

	December 31,
	2013		2012		2011
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Statement of Earnings Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Statement of Earnings Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Statement of Earnings Line Item
Unrealized gains and losses on securities available-for-sale:
	$(234)	Gain on securities, net	$(204)	Gain on securities, net	$(99)	Gain on securities, net
	82	Income tax expense	71	Income tax expense	34	Income tax expense
	$(152)	Net of tax	$(133)	Net of tax	$(65)	Net of tax

18.	NET EARNINGS PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	December 31,
	2013	2012	2011
Net earnings available to common stockholders	$12,844	$8,095	$2,671
Dividends on Series C preferred stock	400	-	-
Adjusted net earnings available to common stockholders	$13,244	$8,095	$2,671
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,247	10,482	9,787
Effect of dilutive securities:
Stock options	50	24	7
Restricted stock	-	12	5
Preferred stock	564	6	-
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	11,861	10,524	9,799

Options to acquire 134,611, 18,331 and 18,331 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, respectively, because the effect of these shares was anti-dilutive.  The remaining 104,384 shares subject to the outstanding warrant issued in connection with the CPP transaction were anti-dilutive and not included in the computation of diluted earnings per share for the years ended December 31, 2012 and 2011.

19.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

	Contract or Notional Amount
	2013	2012
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$264,346	$237,085
Letters of credit	9,505	9,958

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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.  Approximately 86% and 88% of these letters of credit were secured by marketable securities, cash on deposit, or other assets at December 31, 2013 and 2012, respectively.

20.	REGULATORY MATTERS

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

As of December 31, 2013, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk‑based, Tier I risk‑based, and Tier I leverage capital ratios as set forth in the table (in thousands). There are no conditions or events since those notifications that management believes has changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below (in thousands):

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital to risk weighted assets:
Company	$178,343	14.19%	$100,536	8.00%	N/A	N/A
Bank	$170,262	13.56%	$100,466	8.00%	$125,582	10.00%
Tier I capital to risk weighted assets:
Company	$169,242	13.47%	$50,268	4.00%	N/A	N/A
Bank	$161,283	12.84%	$50,233	4.00%	$75,349	6.00%
Tier I capital to average assets:
Company	$169,242	9.35%	$72,405	4.00%	N/A	N/A
Bank	$161,283	8.91%	$72,384	4.00%	$108,576	6.00%

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital to risk weighted assets:
Company	$165,302	14.10%	$93,770	8.00%	N/A	N/A
Bank	$162,159	13.84%	$93,703	8.00%	$117,128	10.00%
Tier I capital to risk weighted assets:
Company	$157,753	13.46%	$46,885	4.00%	N/A	N/A
Bank	$154,610	13.20%	$46,851	4.00%	$70,277	6.00%
Tier I capital to average assets:
Company	$157,753	11.82%	$53,399	4.00%	N/A	N/A
Bank	$154,610	11.58%	$53,421	4.00%	$80,132	6.00%

21.	FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

Short-term Federal Home Loan Bank advances—The fair value approximates the carrying value of short-term FHLB advances due to their short-term nature.

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

Assets Recorded at Fair Value
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2013
Description	at December 31, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$11,265	$-	$11,265	$-
Obligations of state and political subdivisions	59,978	-	59,978	-
GSE mortgage-backed securities	145,965	-	145,965	-
Collateralized mortgage obligations: residential	70,887	-	70,887	-
Collateralized mortgage obligations: commercial	27,346	-	27,346	-
Other asset-backed securities	25,489	-	25,489	-
Collateralized debt obligation	735	-	735	-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2012
Description	at December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$13,424	$-	$13,424	$-
Obligations of state and political subdivisions	87,421	-	87,421	-
GSE mortgage-backed securities	178,819	-	178,819	-
Collateralized mortgage obligations: residential	101,986	-	101,986	-
Collateralized mortgage obligations: commercial	29,761	-	29,761	-
Other asset-backed securities	12,742	-	12,742	-
Collateralized debt obligation	464	-	464	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate owned are also level 2 assets measured using appraisals from external parties.

Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2013
Description	at December 31, 2013	Level 1	Level 2	Level 3
Impaired loans	$1,973	$-	$1,973	$-
Other real estate	6,687	-	6,687	-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2012
Description	at December 31, 2012	Level 1	Level 2	Level 3
Impaired loans	$2,245	$-	$2,245	$-
Other real estate	7,496	-	7,496	-

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

The estimated fair values of our financial instruments are as follows at December 31, 2013 and 2012 (in thousands):

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$59,731	$59,731	$-	$-
Securities available-for-sale	341,665	-	341,665	-
Securities held-to-maturity	155,523	-	151,168	-
Other investments	11,526	11,526	-	-
Loans, net	1,128,775	-	-	1,139,740
Cash surrender value of life insurance policies	13,450	-	13,450	-
Financial liabilities:
Non-interest-bearing deposits	383,257	-	383,257	-
Interest-bearing deposits	1,135,546	-	895,346	241,359
Securities sold under agreements to repurchase	53,916	53,916	-	-
Short-term Federal Home Loan Bank advances	25,000	-	25,000	-
Notes payable	27,703	-	-	28,813
Junior subordinated debentures	29,384	-	22,167	7,776

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,573	$73,573	$-	$-
Time deposits held in banks	881	-	-	883
Securities available-for-sale	424,617	-	424,617	-
Securities held-to-maturity	153,524	-	156,924	-
Other investments	8,310	8,310	-	-
Loans, net	1,039,570	-	-	1,046,495
Cash surrender value of life insurance policies	13,183	-	13,183	-
Financial liabilities:
Non-interest-bearing deposits	380,557	-	380,557	-
Interest-bearing deposits	1,171,347	-	859,183	314,783
Securities sold under agreements to repurchase	41,447	41,447	-	-
Notes payable	29,128	-	-	29,128
Junior subordinated debentures	29,384	-	22,167	7,776

22.	OTHER NON-INTEREST INCOME AND EXPENSE

For the years ended December 31, 2013, 2012, and 2011, none of the components of other noninterest income were greater than 1% of interest income and noninterest income.

Components of other noninterest expense greater than 1% of interest income and noninterest income consisted of the following for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Professional fees	$1,709	$2,022	$2,518
FDIC fees	1,136	930	921
Marketing expenses	2,340	1,648	1,663
Corporate development expense	1,507	1,022	984
Data processing	1,955	1,689	2,355
Printing and supplies	1,494	1,105	890
Expenses on other real estate owned and other assets repossessed	1,201	1,767	1,511
Amortization of intangibles	1,106	762	230

23.	SUBSEQUENT EVENTS

Gerald “Jerry” Reaux, Jr., Vice Chairman of the Board and Chief Operating Officer of the Company and the Bank, died suddenly on February 9, 2014.  Chief Executive Officer, C. R. Cloutier, temporarily assumed the responsibilities of Chief Operating Officer of the Company and the Bank.  On March 5, 2014, the Bank recorded income of $3.0 million of proceeds from a key man life insurance policy held on Mr. Reaux.

24.	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

Balance Sheets
December 31, 2013 and 2012
(in thousands)
	2013	2012
Assets
Cash and interest-bearing deposits in banks	$7,879	$4,982
Securities available-for-sale	735	-
Other assets	2,561	2,233
Investment in and advances to subsidiaries	211,575	217,049
Total assets	$222,750	$224,264

Liabilities and Stockholders’ Equity
Liabilities:
Dividends payable	$1,093	$1,113
Notes payable	1,000	2,000
Junior subordinated debentures	29,384	29,384
Other	524	2,526
Total liabilities	32,001	35,023
Stockholders’ equity	190,749	189,241
Total liabilities and stockholders’ equity	$222,750	$224,264

Statements of Earnings
For the Years Ended December 31, 2013, 2012, and 2011
(in thousands)
	2013	2012	2011
Revenue:
Dividends from Bank and nonbank subsidiaries	$11,000	$-	$-
Rental and other income	125	102	908
	11,125	102	908

Expenses:
Interest on short- and long-term debt	1,415	984	971
Professional fees	345	804	337
Other expenses	547	1,126	643
	2,307	2,914	1,951
Income (loss) before equity in undistributed earnings of subsidiaries and income taxes	8,818	(2,812)	(1,043)

Equity in undistributed earnings of subsidiaries	4,600	11,477	5,167

Income tax benefit	758	977	349

Net earnings	$14,176	$9,642	$4,473

Statements of Cash Flows
For the Years Ended December 31, 2013, 2012, and 2011
(in thousands)
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$14,176	$9,642	$4,473
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(4,600)	(11,477)	(5,167)
Other, net	(672)	(2,307)	144
Net cash (used in) provided by operating activities	8,904	(4,142)	(550)

Cash flows from investing activities:
Purchase of securities available-for-sale	(464)	-	-
Investments in and advances to subsidiaries	-	-	(11,972)
Outlays for business acquisition, net of cash acquired	-	(14,360)	-
Other, net	223	-	-
Net cash (used in) provided by investing activities	(241)	(14,360)	(11,972)

Cash flows from financing activities:
Proceeds from issuance of Series B preferred stock	-	-	32,000
Payment to redeem Series A preferred stock	-	-	(20,000)
Proceeds from exercise of stock options	69	100	68
Payment of preferred dividends	(1,519)	(1,579)	(938)
Payment of common dividends	(3,320)	(2,932)	(2,724)
Repayment of long-term debt	(1,000)	-	-
Tax benefit from exercise of stock options	4	1	-
Net cash (used in) provided by financing activities	(5,766)	(4,410)	8,406

Net change in cash and cash equivalents	2,897	(22,912)	(4,116)
Cash and cash equivalents at beginning of year	4,982	27,894	32,010
Cash and cash equivalents at end of year	$7,879	$4,982	$27,894

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of MidSouth Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

235 Peachtree Street NE | Suite 1800 | Atlanta, Georgia 30303 | Phone 404.588.4200 | Fax 404.588.4222

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Atlanta, Georgia
March 14, 2014

Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share data)
	2013
	IV	III	II	I
Interest income	$21,014	$20,704	$21,356	$20,129
Interest expense	1,575	1,633	1,614	1,717
Net interest income	19,439	19,071	19,742	18,412
Provision for loan losses	800	450	1,250	550
Net interest income after provision for loan losses	18,639	18,621	18,492	17,862
Gain on sale of investments, net	5	25	-	204
Other noninterest income	4,891	4,963	5,004	4,227
Noninterest expense	18,427	18,481	18,267	17,431
Earnings before income taxes	5,108	5,128	5,229	4,862
Income tax expense	1,563	1,588	1,566	1,434
Net earnings	3,545	3,540	3,663	3,428
Dividends on preferred stock	180	468	392	292
Net earnings available to common stockholders	$3,365	$3,072	$3,271	$3,136

Earnings per common share - basic	$0.30	$0.27	$0.29	$0.28
Earnings per common share - diluted	$0.29	$0.27	$0.29	$0.27
Market price of common stock
High	$18.17	$17.26	$16.43	$17.44
Low	$14.75	$14.85	$14.01	$14.46
Close	$17.86	$15.43	$15.38	$16.02
Average shares outstanding - basic	11,255,670	11,253,216	11,238,945	11,237,916
Average shares outstanding - diluted	11,886,433	11,868,851	11,838,701	11,866,126

	2012
	IV	III	II	I
Interest income	$15,036	$15,355	$15,298	$15,333
Interest expense	1,354	1,468	1,489	1,529
Net interest income	13,682	13,887	13,809	13,804
Provision for loan losses	500	300	575	675
Net interest income after provision for loan losses	13,182	13,587	13,234	13,129
Gain on sale of investments, net	-	69	135	-
Other noninterest income	3,697	3,685	3,830	3,528
Noninterest expense	14,567	13,630	13,790	12,668
Earnings before income taxes	2,312	3,711	3,409	3,989
Income tax expense	683	1,062	931	1,103
Net earnings	1,629	2,649	2,478	2,886
Dividends on preferred stock	367	400	380	400
Net earnings available to common stockholders	$1,262	$2,249	$2,098	$2,486
Earnings per common share - basic

Earnings per common share - diluted	$0.12	$0.21	$0.20	$0.24
Market price of common stock	$0.12	$0.21	$0.20	$0.24
High
Low	$17.06	$16.38	$14.72	$14.39
Close	$13.93	$12.75	$12.72	$12.05
Average shares outstanding - basic	$16.35	$16.17	$14.08	$13.60
Average shares outstanding - diluted	10,512,255	10,478,456	10,469,681	10,465,506

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

During the fourth quarter of 2013, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting.  Their report is included on page 94-95 in this Annual Report on Form 10-K.

Item 9B – Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

The information set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, is incorporated herein by reference.

The information set forth under the headings “Item 1. Election of Directors,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Standing Board Committees” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics (which is entitled “Code of Ethics”) and the Company’s corporate governance principles are posted on the Investor Relations page of Company’s website at http://www.midsouthbank.com. The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit Committee, Compensation Committee, Executive Committee and the Corporate Governance and Nominating Committee of the Company’s Board of Directors are available on the Company’s website as well. This information is also available in print free of charge to any person who requests it.

Item 11 - Executive Compensation

The information set forth under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control,” “Outside Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the headings “Securities Authorized for Issuance under Equity Compensation Plans” in this Annual Report on Form 10-K, is incorporated by reference to the sections entitled “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Management” and “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, the Company had outstanding stock options and restricted stock granted under our incentive compensation plans, which were approved by the Company’s stockholders.  Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2013, subject to the Company’s available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	432,642	$14.13	92,428
Equity compensation plans not approved by security holders	-	-	-
Total	432,642	$14.13	92,428

Item 13 - Certain Relationships and Related Transactions and Director Independence

The information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board Independence” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14 – Principal Accounting Fees and Services

The information set forth under the heading “Relationship with Independent Registered Public Accountants” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 15 - Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

Consolidated Balance Sheets – December 31, 2013 and 2012
Consolidated Statements of Earnings – Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Selected Quarterly Financial Data

(a)(2) All schedules have been outlined because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.

Exhibits

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (restated solely for purposes of Item 601(b)(3) of Regulation S-K) (filed as Exhibit 3.1 to the Company's annual report on Form 10-K for the Year Ended December 31, 2012, and incorporated herein by reference)

3.2
Amended and Restated By-laws of MidSouth Bancorp, Inc. effective as of September 26, 2012 (restated solely for purposes of Item 601(b)(3) of Regulation S-K) (filed as Exhibit 3.3 to MidSouth’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

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

10.9+
MidSouth Bancorp, Inc. 2013 Annual Incentive Compensation Plan (filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the Year Ended December 31, 2012, and incorporated herein by reference)

21	Subsidiaries of the Registrant*

23.1	Consent of Porter Keadle Moore, LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

MIDSOUTH BANCORP, INC.
Registrant

	By:	/s/ C. R. Cloutier
C. R. Cloutier
President and Chief Executive Officer

Date: March 14, 2014

Signatures	Title	Date

/s/ C.R. Cloutier	Principal Executive Officer,	March 14, 2014
C.R. Cloutier	President, and Director

/s/ James R. McLemore	Principal Financial Officer and	March 14, 2014
James R. McLemore	Senior Executive Vice President

/s/ Teri S. Stelly	Principal Accounting Officer and	March 14, 2014
Teri S. Stelly	Controller

/s/ J.B. Hargroder, M.D.	Director	March 14, 2014
J.B. Hargroder, M.D.

/s/ William M. Simmons	Director	March 14, 2014
William M. Simmons

/s/ Will Charbonnet, Sr.	Director	March 14, 2014
Will Charbonnet, Sr.

/s/ Clayton Paul Hillard	Director	March 14, 2014
Clayton Paul Hillard

/s/ James R. Davis, Jr.	Director	March 14, 2014
James R. Davis, Jr.

/s/ Timothy J. Lemoine	Director	March 14, 2014
Timothy J. Lemoine

/s/ Joseph V. Tortorice, Jr.	Director	March 14, 2014
Joseph V. Tortorice, Jr.

/s/ Milton B. Kidd, III	Director	March 14, 2014
Milton B. Kidd, III

/s/ R. Glenn Pumpelly	Director	March 14, 2014
R. Glenn Pumpelly

/s/ Leonard Q. Abington	Director	March 14, 2014
Leonard Q. Abington