Form 10-Q
period 2014-03-31
MIDSOUTH BANCORP INC
filed 2014-05-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
YES   ☐   NO   ☒

As of May 9, 2014, there were 11,286,769 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information
Item 1. Financial Statements.
MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share data)
	March 31, 2014 (unaudited)	December 31, 2013* (audited)
Assets
Cash and due from banks, including required reserves of $9,902 and $9,542, respectively	$39,087	$43,488
Interest-bearing deposits in banks	24,041	13,993
Federal funds sold	1,375	2,250
Securities available-for-sale, at fair value (cost of $328,705 at March 31, 2014 and $341,828 at December 31, 2013)	331,488	341,665
Securities held-to-maturity (fair value of $149,974 at March 31, 2014 and $151,168 at December 31, 2013)	152,162	155,523
Other investments	11,530	11,526
Loans	1,184,189	1,137,554
Allowance for loan losses	(8,765)	(8,779)
Loans, net	1,175,424	1,128,775
Bank premises and equipment, net	72,500	72,343
Accrued interest receivable	6,495	6,692
Goodwill	42,171	42,171
Intangibles	7,664	7,941
Cash surrender value of life insurance	13,505	13,450
Other real estate	6,525	6,687
Other assets	4,958	4,656
Total assets	$1,888,925	$1,851,160

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$379,576	$383,257
Interest-bearing	1,168,354	1,135,546
Total deposits	1,547,930	1,518,803
Securities sold under agreements to repurchase	51,995	53,916
Short-term Federal Home Loan Bank advances	25,000	25,000
Notes payable	27,347	27,703
Junior subordinated debentures	29,384	29,384
Other liabilities	8,632	5,605
Total liabilities	1,690,288	1,660,411
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 95,483 shares issued and outstanding at March 31, 2014 and 99,971 shares issued and outstanding and December 31, 2013	9,548	9,997
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,432,131 and 11,407,196 issued and 11,281,647 and 11,256,712 outstanding at March 31, 2014 and December 31, 2013, respectively	1,143	1,141
Additional paid-in capital	111,659	111,017
Accumulated other comprehensive income (loss)	1,809	(106)
Treasury stock – 150,484 shares at March 31, 2014 and December 31, 2013, at cost	(3,286)	(3,286)
Retained earnings	45,764	39,986
Total shareholders’ equity	198,637	190,749
Total liabilities and shareholders’ equity	$1,888,925	$1,851,160

See notes to unaudited consolidated financial statements.
* Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended March 31,
	2014	2013
Interest income:
Loans, including fees	$17,483	$17,117
Securities and other investments:
Taxable	2,136	2,059
Nontaxable	693	839
Federal funds sold	1	4
Time and interest bearing deposits in other banks	16	38
Other investments	70	72
Total interest income	20,399	20,129

Interest expense:
Deposits	871	1,078
Securities sold under agreements to repurchase	180	179
Other borrowings and payable	106	124
Junior subordinated debentures	347	336
Total interest expense	1,504	1,717

Net interest income	18,895	18,412
Provision for loan losses	550	550
Net interest income after provision for loan losses	18,345	17,862

Non-interest income:
Service charges on deposits	2,380	2,171
Gain on securities, net	-	204
ATM and debit card income	1,714	1,356
Executive officer life insurance proceeds	3,000	-
Other charges and fees	823	700
Total non-interest income	7,917	4,431

Non-interest expenses:
Salaries and employee benefits	8,813	8,392
Occupancy expense	3,791	3,597
FDIC insurance	262	345
Other	4,836	5,097
Total non-interest expenses	17,702	17,431

Income before income taxes	8,560	4,862
Income tax expense	1,702	1,434

Net earnings	6,858	3,428
Dividends on preferred stock	180	292
Net earnings available to common shareholders	$6,678	$3,136

Earnings per common share:
Basic	$0.59	$0.28
Diluted	$0.57	$0.27
Weighted average number of shares outstanding:
Basic	11,258	11,238
Diluted	11,879	11,866
Dividends declared per common share	$0.08	$0.07

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited) (in thousands)
	Three Months Ended March 31,
	2014	2013
Net earnings	$6,858	$3,428
Other comprehensive income (loss), net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the year	2,946	(1,115)
Less: reclassification adjustment for gains on sales of securities available-for-sale	-	(204)
Total other comprehensive income (loss), before tax	2,946	(1,319)
Income tax effect related to items of other comprehensive income (loss)	(1,031)	461
Total other comprehensive income (loss), net of tax	1,915	(858)
Total comprehensive income	$8,773	$2,570

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) For the Three Months Ended March 31, 2014 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance - December 31, 2013	131,971	$41,997	11,407,196	$1,141	$111,017	$(106)	$(3,286)	$39,986	$190,749
Net earnings	-	-	-	-	-	-	-	6,858	6,858
Dividends on Series B and Series C preferred stock	-	-	-	-	-	-	-	(180)	(180)
Dividends on common stock, $0.08 per share	-	-	-	-	-	-	-	(900)	(900)
Conversion of Series C preferred stock to common stock	(4,488)	(449)	24,935	2	447	-	-	-	-
Stock option expense	-	-	-	-	195	-	-	-	195
Change in accumulated other comprehensive income	-	-	-	-	-	1,915	-	-	1,915
Balance – March 31, 2014	127,483	$41,548	11,432,131	$1,143	$111,659	$1,809	$(3,286)	$45,764	$198,637

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$6,858	$3,428
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,473	1,321
Accretion of purchase accounting adjustments	(981)	(1,914)
Provision for loan losses	550	550
Provision for deferred tax expense	277	599
Amortization of premiums on securities, net	930	1,299
Amortization of other investments	1	5
Stock option expense	195	62
Restricted stock expense	-	8
Net gain on sale of investment securities	-	(204)
Net loss on sale of other real estate owned	26	8
Net write down of other real estate owned	31	47
Net (gain) loss on sale/disposal of premises and equipment	(28)	6
Change in accrued interest receivable	197	(156)
Change in accrued interest payable	(204)	(286)
Change in other assets & other liabilities, net	1,565	1,284
Net cash provided by operating activities	10,890	6,057

Cash flows from investing activities:
Net decrease in time deposits in other banks	-	881
Proceeds from maturities and calls of securities available-for-sale	12,316	23,664
Proceeds from maturities and calls of securities held-to-maturity	4,191	7,620
Proceeds from sale of securities available-for-sale	-	41,839
Purchases of securities available-for-sale	-	(35,866)
Purchases of securities held-to-maturity	(1,104)	(22,194)
Proceeds from redemptions of other investments	150	-
Purchases of other investments	(3)	(1,712)
Net change in loans	(46,021)	15,075
Purchases of premises and equipment	(1,634)	(4,664)
Proceeds from sale of premises and equipment	32	1
Proceeds from sale of other real estate owned	15	306
Net cash (used in) provided by investing activities	(32,058)	24,950

Cash flows from financing activities:
Change in deposits	29,206	8,453
Change in securities sold under agreements to repurchase	(1,921)	7,110
Repayments of Federal Home Loan Bank advances	(15)	(14)
Repayments of notes payable	(250)	(250)
Proceeds and tax benefit from exercise of stock options	-	30
Payment of dividends on preferred stock	(180)	(368)
Payment of dividends on common stock	(900)	(1,532)
Net cash provided by financing activities	25,940	13,429

Net increase in cash and cash equivalents	4,772	44,436
Cash and cash equivalents, beginning of period	59,731	73,573
Cash and cash equivalents, end of period	$64,503	$118,009

Supplemental cash flow information:
Interest paid	$1,708	$2,003
Income taxes paid	-	200
Noncash investing and financing activities
Transfer of loans to other real estate	-	417
Accrued preferred stock dividends	180	292
Financed sales of other real estate	84	-

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements March 31, 2014 (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of March 31, 2014 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with GAAP and general practices within the banking industry.  There have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our 2013 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements — ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force) provides guidance on when an in-substance repossession or foreclosure occurs, which requires the mortgage loan to be derecognized and the related real estate be recognized.  Creditors must disclose the amount of foreclosed residential real estate held as well as the amount of collateralized loans for which foreclosure is in process.  The effective date of this Update is for fiscal years beginning on or after December 15, 2014 and interim periods within those annual periods.  Adoption of this Update is not expected to have a material effect on the Company’s consolidated financial statements or the interim notes to the consolidated financial statements.

2.  Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$11,328	$1	$163	$11,166
Obligations of state and political subdivisions	52,097	2,079	116	54,060
GSE mortgage-backed securities	141,719	2,597	1,371	142,945
Collateralized mortgage obligations: residential	71,137	360	2,147	69,350
Collateralized mortgage obligations: commercial	27,005	374	148	27,231
Other asset-backed securities	24,955	432	24	25,363
Collateralized debt obligation	464	909	-	1,373
	$328,705	$6,752	$3,969	$331,488

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$11,455	$1	$191	$11,265
Obligations of state and political subdivisions	57,925	2,296	243	59,978
GSE mortgage-backed securities	146,129	2,029	2,193	145,965
Collateralized mortgage obligations: residential	73,569	212	2,894	70,887
Collateralized mortgage obligations: commercial	27,082	416	152	27,346
Other asset-backed securities	25,204	351	66	25,489
Collateralized debt obligation	464	271	-	735
	$341,828	$5,576	$5,739	$341,665

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$46,999	$18	$1,492	$45,525
GSE mortgage-backed securities	75,634	590	706	75,518
Collateralized mortgage obligations: residential	13,897	-	671	13,226
Collateralized mortgage obligations: commercial	15,632	73	-	15,705
	$152,162	$681	$2,869	$149,974

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$47,377	$38	$2,586	$44,829
GSE mortgage-backed securities	78,272	148	1,079	77,341
Collateralized mortgage obligations: residential	14,189	-	979	13,210
Collateralized mortgage obligations: commercial	15,685	103	-	15,788
	$155,523	$289	$4,644	$151,168

With the exception of three private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $57,000 at March 31, 2014, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The amortized cost and fair value of debt securities at March 31, 2014 by contractual maturity are shown in the following table (in thousands) with the exception of other asset-backed securities, mortgage-backed securities, CMOs, and the collateralized debt obligation.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$8,965	$9,094
Due after one year through five years	34,408	35,389
Due after five years through ten years	14,871	15,649
Due after ten years	5,181	5,094
Other asset-backed securities	24,955	25,363
Mortgage-backed securities and collateralized mortgage obligations:
Residential	212,856	212,295
Commercial	27,005	27,231
Collateralized debt obligation	464	1,373
	$328,705	$331,488

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$107	$107
Due after one year through five years	2,411	2,408
Due after five years through ten years	6,928	6,768
Due after ten years	37,553	36,242
Mortgage-backed securities and collateralized mortgage obligations:
Residential	89,531	88,744
Commercial	15,632	15,705
	$152,162	$149,974

Details concerning investment securities with unrealized losses are as follows (in thousands):

	March 31, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$10,413	$163	$-	$-	$10,413	$163
Obligations of state and political subdivisions	3,850	109	481	7	4,331	116
GSE mortgage-backed securities	56,625	1,360	10,702	11	67,327	1,371
Collateralized mortgage obligations: residential	39,722	1,471	13,169	676	52,891	2,147
Collateralized mortgage obligations: commercial	4,266	148	-	-	4,266	148
Other asset-backed securities	5,864	24	-	-	5,864	24
	$120,740	$3,275	$24,352	$694	$145,092	$3,969

	December 31, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$10,463	$191	$-	$-	$10,463	$191
Obligations of state and political subdivisions	4,256	243	-	-	4,256	243
GSE mortgage-backed securities	68,028	2,193	-	-	68,028	2,193
Collateralized mortgage obligations: residential	56,975	2,563	4,371	331	61,346	2,894
Collateralized mortgage obligations: commercial	4,282	152	-	-	4,282	152
Other asset-backed securities	13,099	66	-	-	13,099	66
	$157,103	$5,408	$4,371	$331	$161,474	$5,739

	March 31, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$19,478	$622	$21,648	$870	$41,126	$1,492
GSE mortgage-backed securities	30,385	706	-	-	30,385	706
Collateralized mortgage obligations: residential	8,924	400	4,302	271	13,226	671
	$58,787	$1,728	$25,950	$1,141	$84,737	$2,869

	December 31, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$42,246	$2,569	$685	$17	$42,931	$2,586
GSE mortgage-backed securities	31,042	1,079	-	-	31,042	1,079
Collateralized mortgage obligations: residential	13,210	979	-	-	13,210	979
	$86,498	$4,627	$685	$17	$87,183	$4,644

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

As of March 31, 2014, 101 securities had unrealized losses totaling 2.89% of the individual securities’ amortized cost basis and 1.42% of the Company’s total amortized cost basis.  31 of the 101 securities had been in an unrealized loss position for over twelve months at March 31, 2014.  These 31 securities had an amortized cost basis and unrealized loss of $52.1 million and $1.8 million, respectively.  The unrealized losses on debt securities at March 31, 2014 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At March 31, 2014, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company did not sell any securities.  During the three months ended March 31, 2013, the Company sold 21 securities classified as available-for-sale at a net gain of approximately $204,000.  Of the 21 securities sold, 18 securities were sold with gains totaling approximately $217,000 and three securities were sold at a loss of approximately $13,000.

Securities with an aggregate carrying value of approximately $270.5 million and $259.9 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3.   Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Commercial, financial and agricultural	$435,523	$403,976
Real estate - construction	78,988	82,691
Real estate – commercial	408,546	397,135
Real estate – residential	150,551	146,841
Installment loans to individuals	101,869	97,459
Lease financing receivable	5,102	5,542
Other	3,610	3,910
	1,184,189	1,137,554
Less allowance for loan losses	(8,765)	(8,779)
	$1,175,424	$1,128,775

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At March 31, 2014, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $239.3 million, or 20.2% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At March 31, 2014, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $469.3 million.  Of the $469.3 million, $373.9 million represent CRE loans, 63% of which are secured by owner-occupied commercial properties.  Of the $469.3 million in loans secured by commercial real estate, $3.4 million, or 0.7%, were on nonaccrual status at March 31, 2014.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	March 31, 2014
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$3,906	$1,046	$1,389	$1,141	$1,273	$21	$3	$8,779
Charge-offs	(431)	(1)	(13)	(84)	(159)	-	-	(688)
Recoveries	14	-	37	8	65	-	-	124
Provision	749	36	8	(172)	(69)	(2)	-	550
Ending balance	$4,238	$1,081	$1,421	$893	$1,110	$19	$3	$8,765
Ending balance: individually evaluated for impairment	$86	$3	$57	$71	$131	$-	$-	$348
Ending balance: collectively evaluated for impairment	$4,152	$1,078	$1,364	$822	$979	$19	$3	$8,417

Loans:
Ending balance	$435,523	$78,988	$408,546	$150,551	$101,869	$5,102	$3,610	$1,184,189
Ending balance: individually evaluated for impairment	$2,273	$154	$3,195	$951	$292	$-	$-	$6,865
Ending balance: collectively evaluated for impairment	$433,250	$78,834	$404,652	$149,442	$101,577	$5,102	$3,610	$1,176,467
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$699	$158	$-	$-	$-	$857

	March 31, 2013
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,535	$2,147	$2,166	$936	$543	$41	$2	$7,370
Charge-offs	(181)	-	(18)	(109)	(216)	-	-	(524)
Recoveries	16	5	10	1	29	-	-	61
Provision	212	111	115	41	69	1	1	550
Ending balance	$1,582	$2,263	$2,273	$869	$425	$42	$3	$7,457
Ending balance: individually evaluated for impairment	$467	$51	$21	$42	$106	$-	$-	$687
Ending balance: collectively evaluated for impairment	$1,115	$2,212	$2,252	$827	$319	$42	$3	$6,770

Loans:
Ending balance	$315,397	$82,508	$405,705	$138,284	$88,898	$4,962	$2,105	$1,037,859
Ending balance: individually evaluated for impairment	$1,648	$835	$2,688	$1,205	$255	$-	$-	$6,631
Ending balance: collectively evaluated for impairment	$313,749	$81,673	$399,051	$136,791	$88,643	$4,962	$2,105	$1,026,974
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$3,966	$288	$-	$-	$-	$4,254

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

		March 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,358	$851	$1,213	$4,422	$431,101	$435,523	$123
Commercial real estate - construction	122	12	62	196	60,542	60,738	-
Commercial real estate - other	1,474	720	2,937	5,131	403,415	408,546	-
Residential - construction	149	-	44	193	18,057	18,250	-
Residential - prime	2,206	-	928	3,134	147,417	150,551	100
Consumer - credit card	36	34	6	76	5,782	5,858	6
Consumer - other	433	145	305	883	95,128	96,011	22
Lease financing receivable	-	-	-	-	5,102	5,102	-
Other loans	100	2	-	102	3,508	3,610	-
	$6,878	$1,764	$5,495	$14,137	$1,170,052	$1,184,189	$251

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$4,350	$208	$1,256	$5,814	$398,162	$403,976	$26
Commercial real estate - construction	36	-	63	99	64,794	64,893	-
Commercial real estate - other	1,230	1,447	2,395	5,072	392,063	397,135	141
Residential - construction	149	-	-	149	17,649	17,798	-
Residential - prime	2,984	870	307	4,161	142,680	146,841	-
Consumer - credit card	36	-	7	43	6,163	6,206	7
Consumer - other	767	102	269	1,138	90,115	91,253	4
Lease financing receivable	-	-	-	-	5,542	5,542	-
Other loans	125	-	-	125	3,785	3,910	-
	$9,677	$2,627	$4,297	$16,601	$1,120,953	$1,137,554	$178

Non-accrual loans are as follows (in thousands):

	March 31, 2014	December 31, 2013
Commercial, financial, and agricultural	$1,118	$1,272
Commercial real estate – construction	44	100
Commercial real estate - other	3,377	2,290
Residential - construction	-	-
Residential - prime	1,187	1,153
Consumer - credit card	-	-
Consumer - other	299	284
Lease financing receivable	-	-
Other	-	-
	$6,025	$5,099

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $118,000 and $148,000 for the three months ended March 31, 2014 and 2013, respectively.  Interest actually received on non-accrual loans at March 31, 2014 and 2013 was $88,000 and $36,000, respectively.

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

Loans that are individually evaluated for impairment are as follows (in thousands):

	March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$1,842	$2,235	$-	$1,256	$21
Commercial real estate – construction	71	71	-	66	-
Commercial real estate – other	2,697	3,171	-	2,273	-
Residential – prime	529	529	-	527	1
Residential – construction	44	44	-	22	-
Consumer – other	61	61	-	63	-
Subtotal:	5,244	6,111	-	4,207	22
With an allowance recorded:
Commercial, financial, and agricultural	431	431	86	501	-
Commercial real estate – construction	39	39	3	39	1
Commercial real estate – other	498	498	57	431	2
Residential – prime	422	442	71	399	1
Consumer – other	231	245	131	218	-
Subtotal:	1,621	1,655	348	1,588	4
Totals:
Commercial	5,468	6,335	143	4,461	22
Residential	951	971	71	926	2
Construction	154	154	3	127	2
Consumer	292	306	131	281	-
Grand total:	$6,865	$7,766	$348	$5,795	$26

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$671	$1,107	$-	$617	$3
Commercial real estate – construction	61	61	-	416	-
Commercial real estate – other	1,850	2,324	-	2,190	8
Residential – prime	525	525	-	1,050	14
Consumer – other	66	66	-	90	1
Subtotal:	3,173	4,083	-	4,363	26
With an allowance recorded:
Commercial, financial, and agricultural	570	570	168	821	3
Commercial real estate – construction	39	39	3	102	1
Commercial real estate – other	363	363	54	372	11
Residential – prime	375	395	60	214	4
Consumer – other	205	205	120	211	2
Subtotal:	1,552	1,572	405	1,720	21
Totals:
Commercial	3,454	4,364	222	4,000	25
Residential	900	920	60	1,264	18
Construction	100	100	3	518	1
Consumer	271	271	120	301	3
Grand total:	$4,725	$5,655	$405	$6,083	$47

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

The following tables present the classes of loans by risk rating (in thousands):

		March 31, 2014
Commercial Credit Exposure Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate - other	Total	% of Total
Pass		$424,566	$60,579	$383,915	$869,060	96.05%
Special mention		6,864	49	7,165	14,078	1.55%
Substandard		3,680	110	17,466	21,256	2.35%
Doubtful		413	-	-	413	0.05%
		$435,523	$60,738	$408,546	$904,807	100.00%

Residential Credit Exposure Credit Risk Profile by Creditworthiness Category
		Residential - construction	Residential - prime	Residential - subprime	Total	% of Total
Pass		$18,206	$147,088	$-	$165,294	97.92%
Special mention		-	571	-	571	0.34%
Substandard		44	2,892	-	2,936	1.74%
		$18,250	$150,551	$-	$168,801	100.00%

Consumer and Commercial Credit Exposure Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer - other	Lease financing receivable	Other	Total	% of Total
Performing	$5,852	$95,698	$5,102	$3,610	$110,262	99.71%
Nonperforming	6	313	-	-	319	0.29%
	$5,858	$96,011	$5,102	$3,610	$110,581	100.00%

		December 31, 2013
Commercial Credit Exposure Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate - other	Total	% of Total
Pass		$397,513	$63,577	$371,618	$832,708	96.15%
Special mention		2,962	49	8,781	11,792	1.36%
Substandard		3,272	1,267	16,736	21,275	2.46%
Doubtful		229	-	-	229	0.03%
		$403,976	$64,893	$397,135	$866,004	100.00%

Residential Credit Exposure Credit Risk Profile by Creditworthiness Category
		Residential - construction	Residential - prime	Residential - subprime	Total	% of Total
Pass		$17,798	$143,790	$-	$161,588	98.15%
Special mention		-	548	-	548	0.33%
Substandard		-	2,503	-	2,503	1.52%
		$17,798	$146,841	$-	$164,639	100.00%

Consumer and Commercial Credit Exposure Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer - other	Lease financing receivable	Other	Total	% of Total
Performing	$6,196	$90,978	$5,542	$3,910	$106,626	99.73%
Nonperforming	10	275	-	-	285	0.27%
	$6,206	$91,253	$5,542	$3,910	$106,911	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	March 31, 2014
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$1,187	$-	$234	$1,421
Real estate - commercial	158	-	-	158
	$1,345	$-	$234	$1,579

	December 31, 2013
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$-	$23	$233	$256
Real estate - commercial	156	-	-	156
	$156	$23	$233	$412

During the three months ended March 31, 2014, there was one loan relationship with a pre-modification balance of $1.2 million identified as a TDR through a modification of the original loan terms, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the three months ended March 31, 2013, one loan with a pre-modification balance of $27,000 was identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of March 31, 2014, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4.  Other Comprehensive Income (Loss)

The following is a summary of the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2014			2013
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gain during period	$2,946	$(1,031)	$1,915	$(1,115)	$390	$(725)
Reclassification adjustment for gains included in net income	-	-	-	(204)	71	(133)
Total other comprehensive income (loss)	$2,946	$(1,031)	$1,915	$(1,319)	$461	$(858)

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended March 31,
	2014		2013
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Statement of Earnings Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Statement of Earnings Line Item
Unrealized gains and losses on securities available-for-sale:
	$-	Gain on securities, net	$(204)	Gain on securities, net
	-	Income tax expense	71	Income tax expense
	$-	Net of tax	$(133)	Net of tax

5.  Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended March 31,
	2014	2013
Net earnings available to common shareholders	$6,678	$3,136
Dividends on Series C preferred stock	100	100
Adjusted net earnings available to common shareholders	$6,778	$3,236
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,258	11,238
Effect of dilutive securities:
Stock options	74	50
Restricted stock	-	13
Convertible preferred stock and warrants	547	565
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	11,879	11,866

Options to acquire 18,003 and 18,331 shares of common stock were not included in computing diluted earnings per share for the quarters ended March 31, 2014 and 2013, respectively, because the effects of these shares were anti-dilutive as a result of the exercise price of such options.

6.  Declaration of Dividends

A first quarter dividend of $0.08 per share for holders of common stock of record on March 14, 2014 was declared on January 15, 2014, and was paid on April 1, 2014.  On January 15, 2014, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on April 1, 2014, which was paid on April 15, 2014.

7. Intangibles

A summary of core deposit intangible assets as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31, 2014	December 31, 2013
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(4,010)	(3,733)
Net carrying amount	$7,664	$7,941

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at March 31, 2014	Fair Value Measurements
		at March 31, 2014
Description		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$11,166	$-	$11,166	$-
Obligations of state and political subdivisions	54,060	-	54,060	-
GSE mortgage-backed securities	142,945	-	142,945	-
Collateralized mortgage obligations: residential	69,350	-	69,350	-
Collateralized mortgage obligations: commercial	27,231	-	27,231	-
Other asset-backed securities	25,363	-	25,363	-
Collateralized debt obligation	1,373	-	1,373	-

	Assets / Liabilities Measured at Fair Value at December 31, 2013	Fair Value Measurements
		at December 31, 2013
Description		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$11,265	$-	$11,265	$-
Obligations of state and political subdivisions	59,978	-	59,978	-
GSE mortgage-backed securities	145,965	-	145,965	-
Collateralized mortgage obligations: residential	70,887	-	70,887	-
Collateralized mortgage obligations: commercial	27,346	-	27,346	-
Other asset-backed securities	25,489	-	25,489	-
Collateralized debt obligation	735	-	735	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also Level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value at March 31, 2014	Fair Value Measurements at March 31, 2014
Description		Level 1	Level 2	Level 3
Impaired loans	$2,127	$-	$2,127	$-
Other real estate	6,525	-	6,525	-

	Assets / Liabilities Measured at Fair Value at December 31, 2013	Fair Value Measurements at December 31, 2013
Description		Level 1	Level 2	Level 3
Impaired loans	$1,973	$-	$1,973	$-
Other real estate	6,687	-	6,687	-

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at March 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$64,503	$64,503	$-	$-
Securities available-for-sale	331,488	-	331,488	-
Securities held-to-maturity	152,162	-	149,974	-
Other investments	11,530	11,530	-	-
Loans, net	1,175,424	-	-	1,187,543
Cash surrender value of life insurance policies	13,505	-	13,505	-
Financial liabilities:
Non-interest-bearing deposits	379,576	-	379,576	-
Interest-bearing deposits	1,168,354	-	939,025	230,289
Securities sold under agreements to repurchase	51,995	51,995	-	-
Short-term Federal Home Loan Bank advances	25,000	-	25,000	-
Notes payable	27,347	-	-	28,493
Junior subordinated debentures	29,384	-	22,167	7,549

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$59,731	$59,731	$-	$-
Securities available-for-sale	341,665	-	341,665	-
Securities held-to-maturity	155,523	-	151,168	-
Other investments	11,526	11,526	-	-
Loans, net	1,128,775	-	-	1,139,740
Cash surrender value of life insurance policies	13,450	-	13,450	-
Financial liabilities:
Non-interest-bearing deposits	383,257	-	383,257	-
Interest-bearing deposits	1,135,546	-	895,346	241,359
Securities sold under agreements to repurchase	53,916	53,916	-	-
Short-term Federal Home Loan Bank advances	25,000	-	25,000	-
Notes payable	27,703	-	-	28,813
Junior subordinated debentures	29,384	-	22,167	7,776

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company”) is a financial holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly owned subsidiary bank, MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in Louisiana and south and central Texas with 61 locations, including a Loan Production Office in Austin, Texas, and are connected to a worldwide ATM network that provides customers with access to more than 50,000 surcharge-free ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying this report.  We encourage you to read this discussion in conjunction with our consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

 The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” in our 2013 Annual Report on form 10-K and the following:

•	changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels;
•	changes in local economic and business conditions, including, without limitation, changes related to the oil and gas industries, that could adversely affect customers and their ability to repay borrowings under agreed upon terms, adversely affect the value of the underlying collateral related to their borrowings, and reduce demand for loans;
•	increased competition for deposits and loans which could affect compositions, rates and terms;
•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;
•	a deviation in actual experience from the underlying assumptions used to determine and establish our allowance for loan losses (“ALL”), which could result in greater than expected loan losses;
•	changes in the availability of funds resulting from reduced liquidity or increased costs;
•	the timing, ability to complete and the impact of proposed and/or future acquisitions, the success or failure of integrating acquired operations, and the ability to capitalize on growth opportunities upon entering new markets;
•	the timing, ability to complete and the impact of proposed and/or future efficiency efforts;
•	the ability to acquire, operate, and maintain effective and efficient operating systems;
•	increased asset levels and changes in the composition of assets that would impact capital levels and regulatory capital ratios;
•	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;

•	legislative and regulatory changes, including the changes in the regulatory capital framework under the Federal Reserve Board’s Basel III regulatory capital reforms, the impact of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), including the implementation of the Consumer Financial Protection Bureau, and other changes in banking, securities and tax laws and regulations and their application by our regulators, changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
•	regulations and restrictions resulting from our participation in government sponsored programs such as the U.S. Treasury’s Small Business Lending Fund, including potential retroactive changes in such programs;
•	changes in accounting principles, policies, and guidelines applicable to financial holding companies and banking;
•	acts of war, terrorism, cyber intrusion, weather, or other catastrophic events beyond our control; and
•	the ability to manage the risks involved in the foregoing.

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

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $6.7 million for the first quarter of 2014, compared to net earnings available to common shareholders of $3.1 million reported for the first quarter of 2013.  Diluted earnings for the first quarter of 2014 were $0.57 per common share, compared to $0.27 per common share reported for the first quarter of 2013.  The first quarter of 2014 included $3.0 million of executive officer life insurance proceeds recorded in noninterest income and after-tax related noninterest expenses of $160,000.  The life insurance proceeds were received in connection with a key man life insurance policy held on Gerald “Jerry” Reaux Jr., Vice Chairman of the Board and Chief Operating Officer of the Company and the Bank, who passed away on Sunday, February 9, 2014.  Excluding these non-operating income and expenses, operating earnings per share for the first quarter of 2014 was $0.33.

Dividends paid on the Series B Preferred Stock issued to the Treasury as a result of our participation in the Small Business Lending Fund (“SBLF”) totaled $80,000 for the first quarter of 2014 based on a dividend rate of 1.00%.  The Series C Preferred Stock issued in conjunction with the acquisition of PSB Financial Corporation (“PSB”) paid dividends totaling $100,000 for the three months ended March 31, 2014.

Revenues from consolidated operations increased $4.0 million in quarterly comparison and included $3.0 million of executive officer life insurance proceeds recorded in noninterest income.  Interest income increased $270,000 in quarterly comparison, as a $779,000 decrease in loan valuation income was offset by an increase in interest income earned on a higher volume of loans.  Excluding the $3.0 million of life insurance income, noninterest income increased $486,000 in quarterly comparison, from $4.4 million for the three months ended March 31, 2013 to $4.9 million for the three months ended March 31, 2014.  Noninterest expenses increased $271,000 for the first quarter 2014 compared to first quarter 2013 and included approximately $189,000 in non-operating expenses related primarily to expenses associated with incentive compensation plans for Mr. Reaux.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.66% and 4.61% for the three months ended March 31, 2014 and 2013, respectively.   Tables 1 and 2 below analyze the changes in net interest income in the three months ended March 31, 2014 and 2013.

Fully taxable-equivalent (“FTE”) net interest income totaled $19.3 million and $18.8 million for the quarters ended March 31, 2014 and 2013, respectively.  The FTE net interest income increased $500,000 in prior year quarterly comparison primarily due to a $103.2 million increase in the average volume of loans in quarterly comparison.  The average yield on loans decreased 47 basis points, from 6.65% to 6.18%, primarily due to a reduction in purchase accounting adjustments on acquired loans.  The purchase accounting adjustments added 42 basis points to the average yield on loans for the first quarter of 2014 and 80 basis points to the average yield on loans for the first quarter of 2013.  Net of the impact of the purchase accounting adjustments, average loan yields declined 9 basis points in prior year quarterly comparison, from 5.85% to 5.76%.  Loan yields have declined primarily as the result of a sustained low interest rate environment.

Investment securities totaled $483.7 million, or 25.6% of total assets at March 31, 2014, versus $555.4 million, or 29.7% of total assets at March 31, 2013.  The investment portfolio had an effective duration of 4.0 years and an unrealized gain of $2.8 million at March 31, 2014.  The average volume of investment securities decreased $43.6 million in prior year quarterly comparison.  The average tax equivalent yield on investment securities increased 17 basis points, from 2.44% to 2.61%.  The $43.6 million decrease in investment securities combined with a $37.0 million reduction in time and interest bearing deposits in other banks and federal funds sold over the past twelve months partially funded the increase in loans during the same period.

The average yield on all earning assets decreased 1 basis point in prior year quarterly comparison, from 5.03% for the first quarter of 2013 to 5.02% for the first quarter of 2014.  Net of the impact of purchase accounting adjustments, the average yield on total earning assets increased 21 basis points, from 4.53% to 4.74% for the three month periods ended March 31, 2013 and 2014, respectively.

The impact to interest expense of a $46.5 million increase in the average volume of interest bearing liabilities was offset by a 9 basis point decrease in the average rate paid on interest bearing liabilities, from 0.56% at March 31, 2013 to 0.47% at March 31, 2014.  Net of purchase accounting adjustments on acquired certificates of deposit and FHLB borrowings, the average rate paid on interest bearing liabilities was 0.67% for the first quarter of 2013 and declined to 0.53% for the first quarter of 2014.

Included in notes payable is an average of $27.6 million of borrowed funds, which consists of FHLB advances and a note payable with First National Bankers Bank.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from April 2014 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.  The note payable with First National Bankers Bank requires annual payments of $250,000 and bears an interest rate equal to New York Prime.  Short-term FHLB advances totaled $25.0 million at March 31, 2014.  The advances mature in June 2014 and bear an interest rate of 0.14%.  The short-term advances partially funded the loan growth we experienced in the first quarter of 2014.

The average rate paid on our junior subordinated debentures increased 13 basis points in prior year quarterly comparison, from 4.59% for the first quarter of 2013 to 4.72% for the first quarter of 2014.  The variable rate debentures carry a floating rate tied to the 3-month LIBOR with added rate variances ranging from plus 170 basis points to plus 330 basis points, adjustable and payable quarterly.  We also have $7.2 million of junior subordinated debentures outstanding that carry a fixed interest rate of 10.20%.

As a result of these changes in volume and yield on earning assets and interest bearing liabilities, the FTE net interest margin increased 5 basis points, from 4.61% for the first quarter of 2013 to 4.66% for the first quarter of 2014.  Net of purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin increased 30 basis points, from 4.03% for the first quarter of 2013 to 4.33% for the first quarter of 2014.

Table 1 Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended March 31,
	2014			2013
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$397,642	$2,136	2.15%	$426,017	$2,059	1.93%
Tax exempt[2]	91,792	1,059	4.61%	106,982	1,188	4.44%
Total investment securities	489,434	3,195	2.61%	532,999	3,247	2.44%
Federal funds sold	2,921	1	0.14%	8,021	4	0.20%
Time and interest bearing deposits in other banks	25,891	16	0.25%	57,829	38	0.26%
Other investments	11,527	70	2.43%	9,317	72	3.09%
Total loans[3]	1,147,010	17,483	6.18%	1,043,780	17,117	6.65%
Total earning assets	1,676,783	20,765	5.02%	1,651,946	20,478	5.03%
Allowance for loan losses	(8,688)			(7,151)
Nonearning assets	191,117			205,964
Total assets	$1,859,212			$1,850,759

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,155,011	$871	0.31%	$1,133,087	$1,078	0.39%
Securities sold under repurchase agreements	48,413	180	1.51%	45,644	179	1.59%
Federal funds purchased	168	-	-	-	-	-
Short-term FHLB advances	25,000	10	0.16%	-	-	-
Notes payable	27,577	96	1.39%	28,912	104	1.44%
Other borrowings/payables	-	-	-	2,000	20	4.00%
Junior subordinated debentures	29,384	347	4.72%	29,384	336	4.59%
Total interest bearing liabilities	1,285,553	1,504	0.47%	1,239,027	1,717	0.56%

Demand deposits	372,342			409,639
Other liabilities	6,337			11,529
Shareholders’ equity	194,980			190,564
Total liabilities and shareholders’ equity	$1,859,212			$1,850,759

Net interest income and net interest spread		$19,261	4.55%		$18,761	4.47%
Net yield on interest earning assets			4.66%			4.61%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2 Interest income of $366,000 for 2014 and $349,000 for 2013 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.
3 Interest income includes loan fees of $1,345,000 for 2014 and $1,081,000 for 2013.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended March 31, 2014 compared to March 31, 2013
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$77	$(143)	$220
Tax exempt	(129)	(174)	45
Federal funds sold	(3)	(2)	(1)
Time and interest bearing deposits in other banks	(22)	(19)	(3)
Other investments	(2)	15	(17)
Loans, including fees	366	1,623	(1.257)
Total	287	1,300	(1,013)

Interest paid on:
Interest bearing deposits	(207)	21	(228)
Securities sold under repurchase agreements	1	10	(9)
Short-term FHLB advances	10	10	-
Notes payable	(8)	(7)	(1)
Other borrowings/payables	(20)	(20)	-
Junior subordinated debentures	11	-	11
Total	(213)	14	(227)

Taxable-equivalent net interest income	$500	$1,286	$(786)

Note: In Table 2, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income increased $3.5 million in quarterly comparison, from $4.4 million for the three months ended March 31, 2013 to $7.9 million for the three months ended March 31, 2014.  Excluding the $3.0 million of life insurance income, noninterest income increased $486,000 in quarterly comparison.  Increases in noninterest income consisted primarily of $209,000 in service charges on deposit accounts and $358,000 in ATM/debit card income partially offset by a decrease of $204,000 in gain on sales of securities that occurred in the first quarter of 2013.

Non-interest Expense

Noninterest expenses increased $271,000 for the first quarter 2014 compared to first quarter 2013 and included approximately $189,000 in non-operating expenses related primarily to expenses associated with incentive compensation plans for Mr. Reaux.  The first quarter of 2013 included $214,000 of net merger and conversion related expenses associated with the PSB acquisition.  Excluding these non-operating expenses in 2014 and 2013, increases in non-interest expenses consisted primarily of $282,000 in salaries and benefits costs, $276,000 in ATM/debit card expense and $204,000 in occupancy expenses.  The increased costs were partially offset by decreases of $166,000 in marketing expense, $95,000 in the cost of printing and supplies, and $94,000 in legal and professional fees  The provision for loan losses remained unchanged at $550,000, and income tax expense increased $268,000 in quarterly comparison.

Analysis of Balance Sheet

Consolidated assets remained constant at $1.9 billion for the quarters ended March 31, 2014 and 2013 and December 31, 2013.   Deposits totaled $1.5 billion at March 31, 2014 and December 31, 2013, compared to $1.6 billion at March 31, 2013.  Our stable core deposit base, which excludes time deposits, grew $39.6 million and accounted for 85.1% of deposits at March 31, 2014 compared to 84.2% of deposits at year end 2013.

Securities available-for-sale totaled $331.5 million at March 31, 2014, a decrease of $10.2 million from $341.7 million at December 31, 2013.  The securities available-for-sale portfolio declined primarily due to $12.4 million in calls, maturities and pay-downs that offset a $2.9 million increase in the unrealized gain on the available for sale portfolio.  Securities held-to-maturity decreased $3.3 million, from $155.5 million at December 31, 2013 to $152.2 million at March 31, 2014, primarily due to $4.2 million in calls, maturities and pay-downs for the held-to-maturity portfolio that offset $1.1 million in purchases.  The investment securities portfolio had an effective duration of 4.0 years and an unrealized gain of $2.8 million at March 31, 2014.

Net loans totaled $1.2 billion at March 31, 2014, compared to $1.1 billion at December 31, 2013 and $1.0 billion at March 31, 2013.  Total loans grew $46.6 million, or 4.1% for the quarter ended March 31, 2014.  An increase of $31.5 million in the commercial loan portfolio accounted for the majority of the increase in total loans.  The composition of the Company’s loan portfolio is reflected in Table 3 below.

Table 3 Composition of Loans (in thousands)
	March 31, 2014	December 31, 2013
Commercial, financial, and agricultural	$435,523	$403,976
Real estate – construction	78,988	82,691
Real estate – commercial	408,546	397,135
Real estate – residential	150,551	146,841
Installment loans to individuals	101,869	97,459
Lease financing receivable	5,102	5,542
Other	3,610	3,910
	$1,184,189	$1,137,554
Less allowance for loan losses	(8,765)	(8,779)
Net loans	$1,175,424	$1,128,775

Within the $408.5 million commercial real estate portfolio, $373.9 million is secured by commercial property, $15.8 million is secured by multi-family property, and $18.9 million is secured by farmland.  Of the $373.9 million secured by commercial property, $235.0 million, or 62.9%, is owner-occupied.  Of the $150.6 million residential real estate portfolio, 86.4% represented loans secured by first liens.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at March 31, 2014.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended March 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Although the Bank historically has not utilized brokered deposits, this is a fourth potential source of liquidity, albeit one that is more costly and volatile.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $58.5 million in projected cash flows from securities repayments for the remainder of 2014 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of March 31, 2014, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $26.6 million at March 31, 2014 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from April 2014 to January 2019.  Short-term FHLB-Dallas advances totaled $25.0 million at March 31, 2014.  The rate on these advances at March 31, 2014 was 0.14%, and they mature in June 2014.  The Bank has the ability to post additional collateral of approximately $211.8 million if necessary to meet liquidity needs.  Additionally, $218.1 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $134.0 million at March 31, 2014.  Additional unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 1.00% for the three months ended March 31, 2014 and December 31, 2013.  The dividend rate was set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  Beginning February 2016, the dividend rate will increase to 9% per annum.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  During the first quarter of 2014, 4,488 shares of Series C Preferred Stock were converted into 24,935 shares of the Company’s common stock.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $100,000 for the three months ended March 31, 2014.

Dividends from the Bank totaling $3.0 million provided additional liquidity for the Company during the three months ended March 31, 2014.  As of March 31, 2014, the Bank had the ability to pay dividends to the Company of approximately $20.3 million without prior approval from its primary regulator.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At March 31, 2014, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of March 31, 2014, the Company’s Tier 1 leverage ratio was 9.74%, Tier 1 capital to risk-weighted assets was 13.53% and total capital to risk-weighted assets was 14.26%.  The Bank had a Tier 1 leverage capital ratio of 9.19% at March 31, 2014.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At March 31, 2014, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $239.3 million, or 20.2% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At March 31, 2014, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $469.3 million, with $3.4 million, or 0.7% on nonaccrual status.  Of the $469.3 million, $373.9 million represent CRE loans, 63% of which are secured by owner-occupied commercial properties.  Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 4 summarizes the Company's nonperforming assets for the quarters ending March 31, 2014 and 2013, and December 31, 2013.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	March 31, 2014	December 31, 2013	March 31, 2013
Nonaccrual loans	$6,025	$5,099	$7,019
Loans past due 90 days and over and still accruing	251	178	163
Total nonperforming loans	6,276	5,277	7,182
Other real estate	6,525	6,687	7,552
Other foreclosed assets	56	20	16
Total nonperforming assets	$12,857	$11,984	$14,750

Troubled debt restructurings	$1,579	$412	$4,211

Nonperforming assets to total assets	0.68%	0.65%	0.79%
Nonperforming assets to total loans + ORE + other foreclosed assets	1.08%	1.05%	1.41%
ALL to nonperforming loans	139.66%	166.36%	103.83%
ALL to total loans	0.74%	0.77%	0.72%

QTD charge-offs	$688	$740	$523
QTD recoveries	124	53	60
QTD net charge-offs	$564	$687	$463
Annualized net charge-offs to total loans	0.19%	0.24%	0.18%

Nonperforming assets totaled $12.9 million at March 31, 2014, an increase of $873,000 from the $12.0 million reported at year-end 2013 and a decrease of $1.9 million from the $14.8 million reported at March 31, 2013.  The increase in the first quarter of 2014 resulted from a $926,000 increase in nonaccrual loans.  Allowance coverage for nonperforming loans was 139.66% at March 31, 2014 compared to 166.36% at December 31, 2013 and 103.83% at March 31, 2013.  The ALL/total loans ratio remained relatively constant at 0.74% compared to 0.77% at year-end 2013 and 0.72% at March 31, 2013.  Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 1.36% of loans at March 31, 2014.  The ratio of annualized net charge-offs to total loans was 0.19% for the three months ended March 31, 2014, compared to 0.24% for the three months ended December 31, 2013, and 0.18% for the three months ended March 31, 2013.

Total nonperforming assets to total loans plus ORE and other assets repossessed remained relatively constant at 1.08% at March 31, 2014 from 1.05% at December 31, 2013, down from the 1.41% at March 31, 2013.  Loans classified as troubled debt restructurings (“TDRs”) totaled $1.6 million at March 31, 2014 compared to $412,000 at December 31, 2013 and $4.2 million at March 31, 2013.  The $1.2 million increase from year-end 2013 resulted from a loan relationship totaling $1.2 million being placed on TDR status after an extension of payment was granted during the first quarter of 2014.  Classified assets, including ORE, increased $0.6 million, or 1.9%, to $31.5 million compared to $30.9 million at December 31, 2013.  Additional information regarding impaired loans is included in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 9 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $8.8 million in the ALL as of March 31, 2014 is sufficient to cover probable losses in the loan portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes from the information regarding market risk disclosed under the heading “Funding Sources - Interest Rate Sensitivity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

During the first quarter of 2014, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description

3.1
Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (restated solely for purposes of Item 601(b)(3) of Regulation S-K) (filed as Exhibit 3.1 to MidSouth's Annual Report on Form 10-K filed on March 14, 2014 and incorporated herein by reference).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: May 9, 2014
/s/ C. R. Cloutier

C. R. Cloutier, President /CEO
(Principal Executive Officer)

/s/ James R. McLemore

James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly

Teri S. Stelly, Controller (Principal Accounting Officer)