Form 10-Q
period 2014-06-30
MIDSOUTH BANCORP INC
filed 2014-08-08
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
YES   ☐   NO   ☒

As of August 8, 2014, there were 11,334,499 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information
Item 1. Financial Statements.
MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (dollars in thousands, except share data)
	June 30, 2014 (unaudited)	December 31, 2013* (audited)
Assets
Cash and due from banks, including required reserves of $9,726 and $9,542, respectively	$48,979	$43,488
Interest-bearing deposits in banks	12,881	13,993
Federal funds sold	2,075	2,250
Securities available-for-sale, at fair value (cost of $296,798 at June 30, 2014 and $341,828 at December 31, 2013)	301,028	341,665
Securities held-to-maturity (fair value of $148,559 at June 30, 2014 and $151,168 at December 31, 2013)	148,927	155,523
Other investments	12,090	11,526
Loans	1,224,182	1,137,554
Allowance for loan losses	(9,075)	(8,779)
Loans, net	1,215,107	1,128,775
Bank premises and equipment, net	71,787	72,343
Accrued interest receivable	6,368	6,692
Goodwill	42,171	42,171
Intangibles	7,388	7,941
Cash surrender value of life insurance	13,544	13,450
Other real estate	6,314	6,687
Other assets	7,619	4,656
Total assets	$1,896,278	$1,851,160

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$389,734	$383,257
Interest-bearing	1,135,688	1,135,546
Total deposits	1,525,422	1,518,803
Securities sold under agreements to repurchase	67,574	53,916
Short-term Federal Home Loan Bank advances	35,000	25,000
Notes payable	26,990	27,703
Junior subordinated debentures	29,384	29,384
Other liabilities	9,492	5,605
Total liabilities	1,693,862	1,660,411
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 94,561 and 99,971 issued and 94,474 and 99,971 outstanding at June 30, 2014 and December 31, 2013, respectively; 87 shares in treasury at June 30, 2014 and none at December 31, 2014	9,456	9,997
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,446,631 and 11,407,196 issued and 11,296,147 and 11,256,712 outstanding at June 30, 2014 and December 31, 2013, respectively; 150,484 shares in treasury at June 30, 2014 and December 31, 2013	1,145	1,141
Additional paid-in capital	111,952	111,017
Unearned ESOP shares	(283)	-
Accumulated other comprehensive income (loss)	2,749	(106)
Treasury stock, at cost	(3,295)	(3,286)
Retained earnings	48,692	39,986
Total shareholders’ equity	202,416	190,749
Total liabilities and shareholders’ equity	$1,896,278	$1,851,160

See notes to unaudited consolidated financial statements.
* Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$17,769	$18,197	$35,252	$35,314
Securities and other investments:
Taxable	2,064	2,251	4,200	4,310
Nontaxable	661	812	1,354	1,651
Federal funds sold	1	1	2	5
Time and interest bearing deposits in other banks	11	17	27	55
Other investments	89	78	159	150
Total interest income	20,595	21,356	40,994	41,485

Interest expense:
Deposits	858	990	1,729	2,068
Securities sold under agreements to repurchase	199	182	379	361
Other borrowings and payable	105	106	211	230
Junior subordinated debentures	320	336	667	672
Total interest expense	1,482	1,614	2,986	3,331

Net interest income	19,113	19,742	38,008	38,154
Provision for loan losses	1,200	1,250	1,750	1,800
Net interest income after provision for loan losses	17,913	18,492	36,258	36,354

Non-interest income:
Service charges on deposits	2,448	2,271	4,828	4,442
Gain on securities, net	128	-	128	204
ATM and debit card income	1,853	1,638	3,567	2,994
Executive officer life insurance proceeds	-	-	3,000	-
Other charges and fees	832	1,095	1,655	1,795
Total non-interest income	5,261	5,004	13,178	9,435

Non-interest expenses:
Salaries and employee benefits	8,488	8,369	17,301	16,761
Occupancy expense	3,689	3,725	7,480	7,322
FDIC insurance	251	244	513	589
Other	4,695	5,929	9,531	11,026
Total non-interest expenses	17,123	18,267	34,825	35,698

Income before income taxes	6,051	5,229	14,611	10,091
Income tax expense	1,935	1,566	3,637	3,000

Net earnings	4,116	3,663	10,974	7,091
Dividends on preferred stock	170	392	350	684
Net earnings available to common shareholders	$3,946	$3,271	$10,624	$6,407

Earnings per share:
Basic	$0.35	$0.29	$0.94	$0.57
Diluted	$0.34	$0.29	$0.91	$0.56
Weighted average number of shares outstanding:
Basic	11,288	11,239	11,273	11,238
Diluted	11,923	11,839	11,897	11,846
Dividends declared per common share	$0.09	$0.08	$0.17	$0.15

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings	$4,116	$3,663	$10,974	$7,091
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the year	1,574	(8,993)	4,520	(10,108)
Less: reclassification adjustment for gains on sales of securities available-for-sale	(128)	-	(128)	(204)
Total other comprehensive income (loss), before tax	1,446	(8,993)	4,392	(10,312)
Income tax effect related to items of other comprehensive income (loss)	(506)	3,148	(1,537)	3,609
Total other comprehensive income (loss), net of tax	940	(5,845)	2,855	(6,703)
Total comprehensive income (loss)	$5,056	$(2,182)	$13,829	$388

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2014 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance - December 31, 2013	131,971	$41,997	11,407,196	$1,141	$111,017	$-	$(106)	$(3,286)	$39,986	$190,749
Net earnings	-	-	-	-	-	-	-	-	10,974	10,974
Dividends on Series B and Series C preferred stock	-	-	-	-	-	-	-	-	(350)	(350)
Dividends on common stock, $0.17 per share	-	-	-	-	-	-	-	-	(1,918)	(1,918)
Conversion of Series C preferred stock to common stock	(5,410)	(541)	30,057	3	538	-	-	-	-	-
Repurchase of preferred stock, 87 shares	-	-	-	-	-	-	-	(9)	-	(9)
Increase in ESOP obligation	-	-	-	-	-	(283)	-	-	-	(283)
Exercise of stock options	-	-	9,378	1	120	-	-	-	-	121
Tax benefit resulting from issuance of stock options, net adjustment	-	-	-	-	1	-	-	-	-	1
Stock option expense	-	-	-	-	276	-	-	-	-	276
Change in accumulated other comprehensive income (loss)	-	-	-	-	-	-	2,855	-	-	2,855
Balance – June 30, 2014	126,561	$41,456	11,446,631	$1,145	$111,952	$(283)	$2,749	$(3,295)	$48,692	$202,416

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$10,974	$7,091
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,987	2,696
Accretion of purchase accounting adjustments	(1,450)	(3,732)
Provision for loan losses	1,750	1,800
Provision for deferred tax expense	1,246	996
Amortization of premiums on securities, net	1,763	2,384
Amortization of other investments	2	9
Stock option expense	276	123
Restricted stock expense	-	21
Net gain on sale of investment securities	(128)	(204)
Net loss on sale of other real estate owned	5	112
Net write down of other real estate owned	31	347
Net (gain) loss on sale/disposal of premises and equipment	(12)	148
Change in accrued interest receivable	324	(73)
Change in accrued interest payable	(43)	(145)
Change in other assets & other liabilities, net	(2,023)	537
Net cash provided by operating activities	15,702	12,110

Cash flows from investing activities:
Net decrease in time deposits in other banks	-	881
Proceeds from maturities and calls of securities available-for-sale	21,634	44,861
Proceeds from maturities and calls of securities held-to-maturity	7,156	13,784
Proceeds from sale of securities available-for-sale	22,153	41,839
Purchases of securities available-for-sale	-	(47,304)
Purchases of securities held-to-maturity	(1,104)	(24,700)
Proceeds from redemptions of other investments	150	1,000
Purchases of other investments	(564)	(2,651)
Net change in loans	(86,692)	(64,053)
Purchases of premises and equipment	(2,909)	(7,274)
Proceeds from sale of premises and equipment	490	10
Proceeds from sale of other real estate owned	338	619
Net cash used in investing activities	(39,348)	(42,988)

Cash flows from financing activities:
Change in deposits	6,765	(15,702)
Change in securities sold under agreements to repurchase	13,658	10,263
Borrowings on Federal Home Loan Bank advances	10,000	25,000
Repayments of Federal Home Loan Bank advances	(30)	(28)
Repayments of notes payable	(500)	(500)
Purchase of treasury stock	(9)	-
Proceeds and tax benefit from exercise of stock options	122	30
Payment of dividends on preferred stock	(355)	(660)
Payment of dividends on common stock	(1,801)	(1,520)
Net cash provided by financing activities	27,850	16,883

Net increase (decrease) in cash and cash equivalents	4,204	(13,995)
Cash and cash equivalents, beginning of period	59,731	73,573
Cash and cash equivalents, end of period	$63,935	$59,578

Supplemental cash flow information:
Interest paid	$3,030	$3,269
Income taxes paid	3,560	3,050
Noncash investing and financing activities:
Transfer of loans to other real estate	77	482
Change in accrued common stock dividends	117	166
Change in accrued preferred stock dividends	(5)	24
Financed sales of other real estate	84	-
Net change in loan to ESOP	(283)	-

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
June 30, 2014
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of June 30, 2014 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

The results of operations for the six-month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

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

2.  Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$11,201	$1	$111	$11,091
Obligations of state and political subdivisions	50,581	2,046	54	52,573
GSE mortgage-backed securities	114,947	3,146	621	117,472
Collateralized mortgage obligations: residential	68,193	354	2,083	66,464
Collateralized mortgage obligations: commercial	26,731	388	101	27,018
Other asset-backed securities	24,681	404	-	25,085
Collateralized debt obligation	464	861	-	1,325
	$296,798	$7,200	$2,970	$301,028

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$11,455	$1	$191	$11,265
Obligations of state and political subdivisions	57,925	2,296	243	59,978
GSE mortgage-backed securities	146,129	2,029	2,193	145,965
Collateralized mortgage obligations: residential	73,569	212	2,894	70,887
Collateralized mortgage obligations: commercial	27,082	416	152	27,346
Other asset-backed securities	25,204	351	66	25,489
Collateralized debt obligation	464	271	-	735
	$341,828	$5,576	$5,739	$341,665

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$46,804	$97	$679	$46,222
GSE mortgage-backed securities	73,054	977	321	73,710
Collateralized mortgage obligations: residential	13,515	-	520	12,995
Collateralized mortgage obligations: commercial	15,554	78	-	15,632
	$148,927	$1,152	$1,520	$148,559

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$47,377	$38	$2,586	$44,829
GSE mortgage-backed securities	78,272	148	1,079	77,341
Collateralized mortgage obligations: residential	14,189	-	979	13,210
Collateralized mortgage obligations: commercial	15,685	103	-	15,788
	$155,523	$289	$4,644	$151,168

With the exception of three private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $53,000 at June 30, 2014, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The amortized cost and fair value of debt securities at June 30, 2014 by contractual maturity are shown in the following table (in thousands) with the exception of other asset-backed securities, mortgage-backed securities, CMOs, and the collateralized debt obligation.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$10,544	$10,705
Due after one year through five years	33,691	34,681
Due after five years through ten years	12,376	13,116
Due after ten years	5,171	5,162
Other asset-backed securities	24,681	25,085
Mortgage-backed securities and collateralized mortgage obligations:
Residential	183,140	183,936
Commercial	26,731	27,018
Collateralized debt obligation	464	1,325
	$296,798	$301,028

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$107	$105
Due after one year through five years	2,639	2,659
Due after five years through ten years	6,910	6,831
Due after ten years	37,148	36,627
Mortgage-backed securities and collateralized mortgage obligations:
Residential	86,569	86,705
Commercial	15,554	15,632
	$148,927	$148,559

Details concerning investment securities with unrealized losses are as follows (in thousands):

	June 30, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$-	$-	$10,386	$111	$10,386	$111
Obligations of state and political subdivisions	656	5	3,726	49	4,382	54
GSE mortgage-backed securities	3,662	13	40,979	608	44,641	621
Collateralized mortgage obligations: residential	4,730	17	45,254	2,066	49,984	2,083
Collateralized mortgage obligations: commercial	-	-	4,097	101	4,097	101
	$9,048	$35	$104,442	$2,935	$113,490	$2,970

	December 31, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$10,463	$191	$-	$-	$10,463	$191
Obligations of state and political subdivisions	4,256	243	-	-	4,256	243
GSE mortgage-backed securities	68,028	2,193	-	-	68,028	2,193
Collateralized mortgage obligations: residential	56,975	2,563	4,371	331	61,346	2,894
Collateralized mortgage obligations: commercial	4,282	152	-	-	4,282	152
Other asset-backed securities	13,099	66	-	-	13,099	66
	$157,103	$5,408	$4,371	$331	$161,474	$5,739

	June 30, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$7,816	$59	$29,812	$620	$37,628	$679
GSE mortgage-backed securities	-	-	29,908	321	29,908	321
Collateralized mortgage obligations: residential	-	-	12,995	520	12,995	520
	$7,816	$59	$72,715	$1,461	$80,531	$1,520

	December 31, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$42,246	$2,569	$685	$17	$42,931	$2,586
GSE mortgage-backed securities	31,042	1,079	-	-	31,042	1,079
Collateralized mortgage obligations: residential	13,210	979	-	-	13,210	979
	$86,498	$4,627	$685	$17	$87,183	$4,644

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

As of June 30, 2014, 90 securities had unrealized losses totaling 2.26% of the individual securities’ amortized cost basis and 1.01% of the Company’s total amortized cost basis.  70 of the 90 securities had been in an unrealized loss position for over twelve months at June 30, 2014.  These 70 securities had an amortized cost basis and unrealized loss of $181.6 million and $4.5 million, respectively.  The unrealized losses on debt securities at June 30, 2014 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At June 30, 2014, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Company sold four securities classified as available-for-sale at a net gain of $128,000.  All of the securities were sold at a gain.  During the six months ended June 30, 2013, the Company sold 21 securities classified as available-for-sale at a net gain of $204,000.  Of the 21 securities sold, 18 securities were sold with gains totaling $217,000 and three securities were sold at a loss of $13,000.

Securities with an aggregate carrying value of approximately $283.3 million and $259.9 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3.   Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Commercial, financial and agricultural	$454,310	$403,976
Real estate - construction	86,238	82,691
Real estate – commercial	413,565	397,135
Real estate – residential	153,082	146,841
Installment loans to individuals	108,581	97,459
Lease financing receivable	4,750	5,542
Other	3,656	3,910
	1,224,182	1,137,554
Less allowance for loan losses	(9,075)	(8,779)
	$1,215,107	$1,128,775

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At June 30, 2014, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $261.8 million, or 21.4% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At June 30, 2014, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $476.3 million.  Of the $476.3 million, $379.2 million represent CRE loans, 64% of which are secured by owner-occupied commercial properties.  Of the $476.3 million in loans secured by commercial real estate, $3.4 million, or 0.7%, were on nonaccrual status at June 30, 2014.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the six months ended June 30, 2014 and 2013 is as follows (in thousands):

	June 30, 2014
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$3,906	$1,046	$1,389	$1,141	$1,273	$21	$3	$8,779
Charge-offs	(1,135)	-	(17)	(176)	(350)	-	-	(1,678)
Recoveries	42	-	42	39	101	-	-	224
Provision	1,970	(53)	(23)	(325)	184	(4)	1	1,750
Ending balance	$4,783	$993	$1,391	$679	$1,208	$17	$4	$9,075
Ending balance: individually evaluated for impairment	$208	$3	$55	$152	$145	$-	$-	$563
Ending balance: collectively evaluated for impairment	$4,575	$990	$1,336	$527	$1,063	$17	$4	$8,512

Loans:
Ending balance	$454,310	$86,238	$413,565	$153,082	$108,581	$4,750	$3,656	$1,224,182
Ending balance: individually evaluated for impairment	$1,793	$152	$3,234	$1,214	$340	$-	$-	$6,733
Ending balance: collectively evaluated for impairment	$452,517	$86,086	$409,631	$151,763	$108,241	$4,750	$3,656	$1,216,644
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$700	$105	$-	$-	$-	$805

		June 30, 2013
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,535	$2,147	$2,166	$936	$543	$41	$2	$7,370
Charge-offs	(245)	-	(18)	(115)	(413)	-	-	(791)
Recoveries	39	5	15	26	67	-	-	152
Provision	2,364	(1,061)	80	(328)	760	(17)	2	1,800
Ending balance	$3,693	$1,091	$2,243	$519	$957	$24	$4	$8,531
Ending balance: individually evaluated for impairment	$328	$54	$21	$68	$128	$-	$-	$599
Ending balance: collectively evaluated for impairment	$3,365	$1,037	$2,222	$451	$829	$24	$4	$7,932

Loans:
Ending balance	$391,241	$82,851	$404,543	$141,689	$90,571	$5,656	$2,021	$1,118,572
Ending balance: individually evaluated for impairment	$1,648	$262	$2,556	$1,024	$315	$-	$-	$5,805
Ending balance: collectively evaluated for impairment	$389,593	$82,589	$401,277	$140,375	$90,256	$5,656	$2,021	$1,111,767
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$710	$290	$-	$-	$-	$1,000

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	June 30, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,846	$790	$1,591	$4,227	$450,083	$454,310	$27
Commercial real estate - construction	58	-	73	131	62,626	62,757	-
Commercial real estate - other	1,658	378	2,902	4,938	408,627	413,565	159
Residential - construction	-	-	44	44	23,437	23,481	-
Residential - prime	763	33	905	1,701	151,381	153,082	-
Consumer - credit card	22	8	17	47	5,957	6,004	17
Consumer - other	514	321	333	1,168	101,409	102,577	-
Lease financing receivable	-	-	-	-	4,750	4,750	-
Other loans	118	5	-	123	3,533	3,656	-
	$4,979	$1,535	$5,865	$12,379	$1,211,803	$1,224,182	$203

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$4,350	$208	$1,256	$5,814	$398,162	$403,976	$26
Commercial real estate - construction	36	-	63	99	64,794	64,893	-
Commercial real estate - other	1,230	1,447	2,395	5,072	392,063	397,135	141
Residential - construction	149	-	-	149	17,649	17,798	-
Residential - prime	2,984	870	307	4,161	142,680	146,841	-
Consumer - credit card	36	-	7	43	6,163	6,206	7
Consumer - other	767	102	269	1,138	90,115	91,253	4
Lease financing receivable	-	-	-	-	5,542	5,542	-
Other loans	125	-	-	125	3,785	3,910	-
	$9,677	$2,627	$4,297	$16,601	$1,120,953	$1,137,554	$178

Non-accrual loans are as follows (in thousands):

	June 30, 2014	December 31, 2013
Commercial, financial, and agricultural	$1,779	$1,272
Commercial real estate – construction	108	100
Commercial real estate - other	3,296	2,290
Residential - construction	44	-
Residential - prime	1,340	1,153
Consumer - credit card	-	-
Consumer - other	346	284
Lease financing receivable	-	-
Other	-	-
	$6,913	$5,099

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $275,000 and $281,000 for the six months ended June 30, 2014 and 2013, respectively.  Interest actually received on non-accrual loans at June 30, 2014 and 2013 was $91,000 and $243,000, respectively.

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

Loans that are individually evaluated for impairment are as follows (in thousands):

	June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$508	$901	$-	$1,175	$-
Commercial real estate – construction	69	69	-	71	-
Commercial real estate – other	2,869	3,343	-	2,783	2
Residential – prime	469	469	-	499	1
Residential – construction	44	44	-	44	-
Consumer – other	64	64	-	62	-
Subtotal:	4,023	4,890	-	4,634	3
With an allowance recorded:
Commercial, financial, and agricultural	1,285	1,285	208	858	1
Commercial real estate – construction	39	39	3	39	1
Commercial real estate – other	365	365	55	431	-
Residential – prime	745	764	152	583	10
Consumer – other	276	291	145	254	1
Subtotal:	2,710	2,744	563	2,165	13
Totals:
Commercial	5,027	5,894	263	5,247	3
Residential	1,214	1,233	152	1,082	11
Construction	152	152	3	154	1
Consumer	340	355	145	316	1
Grand total:	$6,733	$7,634	$563	$6,799	$16

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$671	$1,107	$-	$617	$3
Commercial real estate – construction	61	61	-	416	-
Commercial real estate – other	1,850	2,324	-	2,190	8
Residential – prime	525	525	-	1,050	14
Consumer – other	66	66	-	90	1
Subtotal:	3,173	4,083	-	4,363	26
With an allowance recorded:
Commercial, financial, and agricultural	570	570	168	821	3
Commercial real estate – construction	39	39	3	102	1
Commercial real estate – other	363	363	54	372	11
Residential – prime	375	395	60	214	4
Consumer – other	205	205	120	211	2
Subtotal:	1,552	1,572	405	1,720	21
Totals:
Commercial	3,454	4,364	222	4,000	25
Residential	900	920	60	1,264	18
Construction	100	100	3	518	1
Consumer	271	271	120	301	3
Grand total:	$4,725	$5,655	$405	$6,083	$47

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

The following tables present the classes of loans by risk rating (in thousands):

	June 30, 2014
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate - other	Total	% of Total
Pass	$443,503	$62,615	$387,732	$893,850	96.05%
Special mention	6,303	34	8,269	14,606	1.57%
Substandard	4,250	108	17,564	21,922	2.35%
Doubtful	254	-	-	254	0.03%
	$454,310	$62,757	$413,565	$930,632	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential - construction	Residential - prime	Total	% of Total
Pass	$23,437	$148,562	$171,999	97.42%
Special mention	-	444	444	0.25%
Substandard	44	4,076	4,120	2.33%
	$23,481	$153,082	$176,563	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer - other	Lease financing receivable	Other	Total	% of Total
Performing	$5,995	$102,178	$4,750	$3,656	$116,579	99.65%
Nonperforming	9	399	-	-	408	0.35%
	$6,004	$102,577	$4,750	$3,656	$116,987	100.00%

	December 31, 2013
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate - other	Total	% of Total
Pass	$397,513	$63,577	$371,618	$832,708	96.15%
Special mention	2,962	49	8,781	11,792	1.36%
Substandard	3,272	1,267	16,736	21,275	2.46%
Doubtful	229	-	-	229	0.03%
	$403,976	$64,893	$397,135	$866,004	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential - construction	Residential - prime	Total	% of Total
Pass	$17,798	$143,790	$161,588	98.15%
Special mention	-	548	548	0.33%
Substandard	-	2,503	2,503	1.52%
	$17,798	$146,841	$164,639	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer - other	Lease financing receivable	Other	Total	% of Total
Performing	$6,196	$90,978	$5,542	$3,910	$106,626	99.73%
Nonperforming	10	275	-	-	285	0.27%
	$6,206	$91,253	$5,542	$3,910	$106,911	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	June 30, 2014
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$23	$-	$234	$257
Real estate - commercial	160	-	-	160
	$183	$-	$234	$417

	December 31, 2013
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$-	$23	$233	$256
Real estate - commercial	156	-	-	156
	$156	$23	$233	$412

During the three months ended June 30, 2014, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the three months ended June 30, 2013, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the six months ended June 30, 2014, there was one loan relationship with a pre-modification balance of $1.2 million identified as a TDR through a modification of the original loan terms.  The loan was paid off during the second quarter of 2014 and, therefore, is not reflected in the balance of TDRs at June 30, 2014.  During the six months ended June 30, 2014, there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the six months ended June 30, 2013, one loan with a pre-modification balance of $27,000 was identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of June 30, 2014, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4.  Other Comprehensive Income (Loss)

The following is a summary of the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended June 30,
	2014			2013
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gain during period	$1,574	$(551)	$1,023	$(8,993)	$3,148	$(5,845)
Reclassification adjustment for gains included in net income	(128)	45	(83)	-	-	-
Total other comprehensive income (loss)	$1,446	$(506)	$940	$(8,993)	$3,148	$(5,845)

	Six Months Ended June 30,
	2014			2013
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gain during period	$4,520	$(1,582)	$2,938	$(10,108)	$3,538	$(6,570)
Reclassification adjustment for gains included in net income	(128)	45	(83)	(204)	71	(133)
Total other comprehensive income (loss)	$4,392	$(1,537)	$2,855	$(10,312)	$3,609	$(6,703)

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

Three Months Ended June 30,
	2014		2013
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(128)	Gain on securities, net	$-	Gain on securities, net
	45	Tax expense	-	Tax expense
	$(83)	Net of tax	$-	Net of tax

	Six Months Ended June 30,
	2014		2013
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(128)	Gain on securities, net	$(204)	Gain on securities, net
	45	Tax expense	71	Tax expense
	$(83)	Net of tax	$(133)	Net of tax

5.  Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings available to common shareholders	$3,946	$3,271	$10,624	$6,407
Dividends on Series C preferred stock	90	100	190	200
Adjusted net earnings available to common shareholders	$4,036	$3,371	$10,814	$6,607
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,288	11,239	11,273	11,238
Effect of dilutive securities:
Stock options	89	40	81	45
Convertible preferred stock	546	560	543	563
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	11,923	11,839	11,897	11,846

Options to acquire 7,355 and 18,331 shares of common stock were not included in computing diluted earnings per share for the quarters and six months ended June 30, 2014 and 2013, respectively, because the effects of these shares were anti-dilutive as a result of the exercise price of such options.

6.  Declaration of Dividends

A first quarter dividend of $0.08 per share for holders of common stock of record on March 14, 2014 was declared on January 15, 2014, and was paid on April 1, 2014.  On January 15, 2014, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on April 1, 2014, which was paid on April 15, 2014.  On May 21, 2014, the Company declared a second quarter dividend of $0.09 per share for holders of common stock of record on June 13, 2014, and was paid on July 1, 2014.  On May 21, 2014, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on July 1, 2014, which was paid on July 15, 2014.  On July 16, 2014, the Company declared a third quarter dividend of $0.09 per share for holders of common stock of record on September 15, 2014 to be paid on October 1, 2014.  On July 16, 2014, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on October 1, 2014 to be paid on October 15, 2014.

7.  Intangibles

A summary of core deposit intangible assets as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30, 2014	December 31, 2013
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(4,286)	(3,733)
Net carrying amount	$7,388	$7,941

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at June 30, 2014	Fair Value Measurements
		at June 30, 2014
Description		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$11,091	$-	$11,091	$-
Obligations of state and political subdivisions	52,573	-	52,573	-
GSE mortgage-backed securities	117,472	-	117,472	-
Collateralized mortgage obligations: residential	66,464	-	66,464	-
Collateralized mortgage obligations: commercial	27,018	-	27,018	-
Other asset-backed securities	25,085	-	25,085	-
Collateralized debt obligation	1,325	-	1,325	-

	Assets / Liabilities Measured at Fair Value at December 31, 2013	Fair Value Measurements
		at December 31, 2013
Description		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$11,265	$-	$11,265	$-
Obligations of state and political subdivisions	59,978	-	59,978	-
GSE mortgage-backed securities	145,965	-	145,965	-
Collateralized mortgage obligations: residential	70,887	-	70,887	-
Collateralized mortgage obligations: commercial	27,346	-	27,346	-
Other asset-backed securities	25,489	-	25,489	-
Collateralized debt obligation	735	-	735	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also Level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value at June 30, 2014	Fair Value Measurements at June 30, 2014

Description		Level 1	Level 2	Level 3
Impaired loans	$2,760	$-	$2,760	$-
Other real estate	6,314	-	6,314	-

	Assets / Liabilities Measured at Fair Value at December 31, 2013	Fair Value Measurements at December 31, 2013

Description		Level 1	Level 2	Level 3
Impaired loans	$1,973	$-	$1,973	$-
Other real estate	6,687	-	6,687	-

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at June 30, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$63,935	$63,935	$-	$-
Securities available-for-sale	301,028	-	301,028	-
Securities held-to-maturity	148,927	-	148,559	-
Other investments	12,090	12,090	-	-
Loans, net	1,215,107	-	-	1,232,806
Cash surrender value of life insurance policies	13,544	-	13,544	-
Financial liabilities:
Non-interest-bearing deposits	389,734	-	389,734	-
Interest-bearing deposits	1,135,688	-	915,178	221,008
Securities sold under agreements to repurchase	67,574	67,574	-	-
Short-term Federal Home Loan Bank advances	35,000	-	35,000	-
Notes payable	26,990	-	-	28,082
Junior subordinated debentures	29,384	-	22,167	7,224

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$59,731	$59,731	$-	$-
Securities available-for-sale	341,665	-	341,665	-
Securities held-to-maturity	155,523	-	151,168	-
Other investments	11,526	11,526	-	-
Loans, net	1,128,775	-	-	1,139,740
Cash surrender value of life insurance policies	13,450	-	13,450	-
Financial liabilities:
Non-interest-bearing deposits	383,257	-	383,257	-
Interest-bearing deposits	1,135,546	-	895,346	241,359
Securities sold under agreements to repurchase	53,916	53,916	-	-
Short-term Federal Home Loan Bank advances	25,000	-	25,000	-
Notes payable	27,703	-	-	28,813
Junior subordinated debentures	29,384	-	22,167	7,776

9.  Subsequent Events

In July 2014, the Company closed on the sale of commercial property held as ORE which resulted in a $1.1 million gain on sale of ORE and reduced ORE owned from the $6.3 million held at June 30, 2014 to $4.9 million, or 22.2%.  The $1.1 million gain recorded will have an estimated after tax effect on diluted earnings per share of $0.06 for the third quarter of 2014.

On August 22, 2014, MidSouth will redeem in full its $7.2 million Statutory Trust 1 and Capital Securities (TRUPS) at a redemption price of 103.57% to par.  The redemption has been approved by federal banking regulators and will result in an after tax charge to third quarter earnings of approximately $167,000, or $0.01 on diluted earnings per share.  The resulting improvement in earnings from the reduction in interest expense on the TRUPS, net of the impact of the cost of funds used to pay off the TRUPS and the reduction in dividend income earned on the Capital Securities is estimated to be approximately $113,000 per quarter after tax or $0.01 per diluted share.

Third quarter 2014 earnings will also be impacted by approximately $200,000 in FIS consulting costs associated with a process improvement initiative and $330,000 in costs associated with the demolition and rebuilding of the current banking center in Sulphur, Louisiana.  The after tax effect of the $550,000 in nonoperating costs expected in the third quarter is estimated to be $0.03 on diluted earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company”) is a financial holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly owned subsidiary bank, MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in Louisiana and south and central Texas with 60 locations and are connected to a worldwide ATM network that provides customers with access to more than 55,000 surcharge-free ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

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

 The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” in our 2013 Annual Report on form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the following:

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

•	the timing, ability to complete and the impact of proposed and/or future efficiency initiatives;
•	the ability to acquire, operate, and maintain effective and efficient operating systems;
•	increased asset levels and changes in the composition of assets that would impact capital levels and regulatory capital ratios;
•	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;

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

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $3.9 million for the second quarter of 2014, compared to net earnings available to common shareholders of $3.3 million reported for the second quarter of 2013.  Diluted earnings for the second quarter of 2014 were $0.34 per common share, compared to $0.29 per common share reported for the second quarter of 2013.

Revenues from consolidated operations decreased $372,000 in quarterly comparison.  Interest income decreased $761,000 in quarterly comparison, as a $1.2 million decrease in loan valuation income was partially offset by an $813,000 increase in interest income earned on a higher volume of loans.  Interest income on investment securities decreased $$338,000 I quarterly comparison, as cash flows from the portfolio were used to fund loan growth.  Noninterest income increased $257,000 in quarterly comparison, from $5.0 million for the three months ended June 30, 2013 to $5.3 million for the three months ended June 30, 2014.  Noninterest expenses decreased $1.1 million for the second quarter 2014 compared to second quarter 2013 and included approximately $107,000 in non-operating efficiency consultant expenses.  The provision for loan losses decreased $50,000, and income tax expense increased $369,000 in quarterly comparison.

Dividends paid on the Series B Preferred Stock issued to the Treasury as a result of our participation in the Small Business Lending Fund (“SBLF”) totaled $80,000 for the second quarter of 2014 based on a dividend rate of 1.00%, compared to $292,000 for the second quarter of 2013 at a rate of 3.65%.  The Series C Preferred Stock issued in conjunction with the acquisition of PSB Financial Corporation (“PSB”) paid dividends totaling $90,000 for the three months ended June 30, 2014 and $100,000 for the three months ended June 30, 2013.

In year-over-year comparison, net earnings available to common shareholders increased $4.2 million, from $6.4 million at June 30, 2013 to $10.6 million at June 30, 2014.  The first quarter of 2014 included $3.0 million of executive life insurance proceeds recorded in noninterest income and after-tax related noninterest expenses of $160,000, following the unexpected passing of former Vice Chairman and Chief Operating Officer Jerry Reaux.  The first six months of 2014 included efficiency consultant expenses of $160,000. The first quarter of 2013 included $214,000 of net merger and conversion related expenses associated with the PSB acquisition.  Excluding these non-operating income and expenses, operating earnings increased $1.4 million in year-to-date comparison and included a $743,000 increase in noninterest income and a $1.0 million decrease in non-interest expense.  A reduction in the dividend rate paid on the Series B preferred stock issued in connection with SBLF resulted in a $334,000 decrease in dividends on preferred stock in year-over-year comparison, and income tax expense increased $637,000 in year-over-year comparison.

The earnings improvement noted in our quarterly and year-to-date comparisons resulted from a profitability initiative announced in the fourth quarter of 2013 designed primarily to improve core revenue through loan growth and reduce overhead expenses through cost reduction and containment measures and through process re-engineering.  In executing the initiative, our team grew loans $86.6 million or 7.6% over the six months ended June 30, 2014.  The interest earned on the increased volume of loans offset the impact of a $2.0 million decrease in accretion income on purchased loans.  Focused efforts to reduce overhead expenses resulted in an $873,000 decrease in noninterest expenses over the same period.  In comparing fourth quarter of 2013 noninterest expenses to second quarter of 2014 noninterest expenses, the decrease is $1.3 million.  To further bolster our efficiency efforts, we signed an engagement letter in the first quarter of 2014 with FIS, a consulting firm specializing in helping banks improve their processes.  FIS has begun a thorough review of many of the major functions and processes of the bank to identify recommendations for improvement and will assist us in implementing those process improvements we choose to make.  This process review began in the first quarter of 2014 and will be substantially complete by the end of 2014.  Implementation of recommendations resulting from the process will be on-going throughout 2014 and 2015.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.58% and 4.87% for the three months ended June 30, 2014 and 2013, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, respectively.

Fully taxable-equivalent (“FTE”) net interest income totaled $19.5 million and $20.1 million for the quarters ended June 30, 2014 and 2013, respectively.  The FTE net interest income decreased $620,000 in prior year quarterly comparison primarily due to a reduction in purchase accounting adjustments on acquired loans.  The average volume of loans increased $125.6 million in quarterly comparison, and the average yield on loans decreased 85 basis points, from 6.76% to 5.91%.  The purchase accounting adjustments added 23 basis points to the average yield on loans for the second quarter of 2014 and 75 basis points to the average yield on loans for the second quarter of 2013.  Net of the impact of the purchase accounting adjustments, average loan yields declined 33 basis points in prior year quarterly comparison, from 6.01% to 5.68%.  Loan yields have declined primarily as the result of a sustained low interest rate environment.

Investment securities totaled $450.0 million, or 23.7% of total assets at June 30, 2014, versus $530.9 million, or 28.5% of total assets at June 30, 2013.  The investment portfolio had an effective duration of 3.9 years and an unrealized gain of $4.2 million at June 30, 2014.  The average volume of investment securities decreased $72.4 million in prior year quarterly comparison.  The average tax equivalent yield on investment securities increased 11 basis points, from 2.52% to 2.63%.  The $72.4 million decrease in investment securities combined with a $23.7 million increase in short-term FHLB advances over the past twelve months primarily funded the increase in loans during the same period.

The average yield on all earning assets decreased 33 basis points in prior year quarterly comparison, from 5.26% for the second quarter of 2013 to 4.93% for the second quarter of 2014.  Net of the impact of purchase accounting adjustments, the average yield on total earning assets decreased 1 basis point, from 4.78% to 4.77% for the three month periods ended June 30, 2013 and 2014, respectively.

The impact to interest expense of a $43.3 million increase in the average volume of interest bearing liabilities was offset by a 5 basis point decrease in the average rate paid on interest bearing liabilities, from 0.51% at June 30, 2013 to 0.46% at June 30, 2014.  Net of purchase accounting adjustments on acquired certificates of deposit and FHLB borrowings, the average rate paid on interest bearing liabilities was 0.60% for the second quarter of 2013 and declined to 0.51% for the second quarter of 2014.

Included in notes payable is an average of $27.2 million of borrowed funds, which consists of FHLB advances and a note payable with First National Bankers Bank.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from July 2014 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.  The note payable with First National Bankers Bank requires annual payments of $250,000 and bears an interest rate equal to New York Prime.  Short-term FHLB advances totaled $35.0 million at June 30, 2014.  The rate on these short-term advances range from 0.17% to 0.18%, and they mature in August 2014 and September 2014.  The short-term advances partially funded the loan growth we experienced in the first and second quarter of 2014.

The average rate paid on our junior subordinated debentures decreased 21 basis points in prior year quarterly comparison, from 4.52% for the second quarter of 2013 to 4.31% for the second quarter of 2014.  The variable rate debentures carry a floating rate tied to the 3-month LIBOR with added rate variances ranging from plus 170 basis points to plus 330 basis points, adjustable and payable quarterly.  We also have $7.2 million of junior subordinated debentures outstanding that carry a fixed interest rate of 10.20%.  We have received regulatory approval for full redemption of the $7.2 million fixed rate junior subordinated debentures effective August 22, 2014.

As a result of these changes in volume and yield on earning assets and interest bearing liabilities, the FTE net interest margin decreased 29 basis points, from 4.87% for the second quarter of 2013 to 4.58% for the second quarter of 2014.  Net of purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin increased 6 basis points, from 4.33% for the second quarter of 2013 to 4.39% for the second quarter of 2014.

In year-to-date comparison, FTE net interest income decreased $132,000 primarily due to a decrease in purchase accounting adjustments that resulted in a decrease in the average yield on loans, from 6.70% at June 30, 2013 to 6.04% at June 30, 2014.  The average yield on earning assets decreased in year-to-date comparison, from 5.14% at June 30, 2013 to 4.98% at June 30, 2014.  The purchase accounting adjustments added 77 basis points to the average yield on loans for the first six months of 2013 and 32 basis points for the first six months of 2014.  Net of purchase accounting adjustments, the average yield on earning assets increased 9 basis points, from 4.66% at June 30, 2013 to 4.75% at June 30, 2014.

Interest expense decreased in year-over-year comparison primarily due to a decrease in the average rate paid on interest bearing liabilities.  The average rate paid on interest-bearing liabilities decreased 7 basis points, from 0.54% at June 30, 2013 to 0.47% at June 30, 2014.  Net of purchase accounting adjustments, the average rate paid on interest-bearing liabilities decreased 11 basis points, from 0.63% at June 30, 2013 to 0.52% at June 30, 2014.  The FTE net interest margin decreased 12 basis points, from 4.74% for the six months ended June 30, 2013 to 4.62% for the six months ended June 30, 2014.  Net of purchase accounting adjustments, the FTE net interest margin increased 18 basis points, from 4.18% to 4.36% for the six months ended June 30, 2013 and 2014, respectively.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended June 30,
	2014			2013
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$379,124	$2,064	2.18%	$434,730	$2,251	2.07%
Tax exempt[2]	87,964	1,007	4.58%	104,747	1,149	4.39%
Total investment securities	467,088	3,071	2.63%	539,477	3,400	2.52%
Federal funds sold	2,260	1	0.18%	1,593	1	0.25%
Time and interest bearing deposits in other banks	16,789	11	0.26%	23,346	17	0.29%
Other investments	11,679	89	3.05%	10,056	78	3.10%
Total loans[3]	1,205,930	17,769	5.91%	1,080,295	18,197	6.76%
Total earning assets	1,703,746	20,941	4.93%	1,654,767	21,693	5.26%
Allowance for loan losses	(8,533)			(7,425)
Nonearning assets	192,513			203,141
Total assets	$1,887,726			$1,850,483

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,156,638	$858	0.30%	$1,149,285	$990	0.35%
Securities sold under repurchase agreements	62,322	199	1.28%	47,667	182	1.53%
Federal funds purchased	679	1	0.58%	1,466	3	0.81%
Short-term FHLB advances	25,110	9	0.14%	-	-	-
Notes payable	27,218	95	1.38%	30,259	103	1.35%
Junior subordinated debentures	29,384	320	4.31%	29,384	336	4.52%
Total interest bearing liabilities	1,301,351	1,482	0.46%	1,258,061	1,614	0.51%

Demand deposits	376,272			389,035
Other liabilities	8,846			11,103
Shareholders’ equity	201,257			192,284
Total liabilities and shareholders’ equity	$1,887,726			$1,850,483

Net interest income and net interest spread		$19,459	4.47%		$20,079	4.75%
Net yield on interest earning assets			4.58%			4.87%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2 Interest income of $346,000 for 2014 and $337,000 for 2013 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.
3 Interest income includes loan fees of $1,397,000 for 2014 and $1,517,000 for 2013.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Six Months Ended June 30,
	2014			2013
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$388,332	$4,200	2.16%	$430,397	$4,310	2.00%
Tax exempt[2]	89,867	2,066	4.60%	105,859	2,349	4.44%
Total investment securities	478,199	6,266	2.62%	536,256	6,659	2.48%
Federal funds sold	2,589	2	0.15%	4,789	5	0.21%
Time and interest bearing deposits in other banks	21,315	27	0.25%	40,492	55	0.27%
Other investments	11,604	159	2.74%	9,688	150	3.10%
Total loans[3]	1,176,632	35,252	6.04%	1,062,141	35,314	6.70%
Total earning assets	1,690,339	41,706	4.98%	1,653,366	42,183	5.14%
Allowance for loan losses	(8,610)			(7,291)
Nonearning assets	191,820			205,642
Total assets	$1,873,549			$1,851,717

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,155,829	$1,729	0.30%	$1,141,230	$2,068	0.37%
Securities sold under repurchase agreements	55,406	379	1.38%	46,661	361	1.56%
Federal funds purchased	425	1	0.47%	737	3	0.81%
Short-term FHLB advances	25,055	18	0.14%	564	1	0.35%
Notes payable	27,396	192	1.39%	28,915	208	1.41%
Other borrowings/payables	-	-	-	1,116	18	3.21%
Junior subordinated debentures	29,384	667	4.51%	29,384	672	4.55%
Total interest bearing liabilities	1,293,495	2,986	0.47%	1,248,607	3,331	0.54%

Demand deposits	374,319			399,276
Other liabilities	7,599			12,405
Shareholders’ equity	198,136			191,429
Total liabilities and shareholders’ equity	$1,873,549			$1,851,717

Net interest income and net interest spread		$38,720	4.51%		$38,852	4.60%
Net yield on interest earning assets			4.62%			4.74%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2 Interest income of $712,000 for 2014 and $698,000 for 2013 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.
3 Interest income includes loan fees of $2,742,000 for 2014 and $2,598,000 for 2013.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended June 30, 2014 compared to June 30, 2013
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(187)	$(299)	$112
Tax exempt	(142)	(190)	48
Time and interest bearing deposits in other banks	(6)	(4)	(2)
Other investments	11	12	(1)
Loans, including fees	(428)	1,989	(2,417)
Total	(752)	1,508	(2,260)

Interest paid on:
Interest bearing deposits	(132)	6	(138)
Securities sold under repurchase agreements	17	50	(33)
Federal funds purchased	(1)	(2)	1
Short-term FHLB advances	8	10	(2)
Notes payable	(8)	(8)	-
Junior subordinated debentures	(16)	-	(16)
Total	(132)	56	(188)

Taxable-equivalent net interest income	$(620)	$1,452	$(2,072)

Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Six Months Ended June 30, 2014 compared to June 30, 2013
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(110)	$(440)	$330
Tax exempt	(283)	(366)	83
Federal funds sold	(3)	(2)	(1)
Time and interest bearing deposits in other banks	(28)	(24)	(4)
Other investments	9	27	(18)
Loans, including fees	(62)	3,611	(3,673)
Total	(477)	2,806	(3,283)

Interest paid on:
Interest bearing deposits	(339)	26	(365)
Securities sold under repurchase agreements	18	63	(45)
Federal funds purchased	(2)	(1)	(1)
Short-term FHLB advances	17	18	(1)
Notes payable	(16)	(8)	(8)
Other borrowings/payable	(18)	(18)	-
Junior subordinated debentures	(5)	-	(5)
Total	(345)	80	(425)

Taxable-equivalent net interest income	$(132)	$2,726	$(2,858)

Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income increased $257,000 in quarterly comparison, from $5.0 million for the three months ended June 30, 2013 to $5.3 million for the three months ended June 30, 2014.  Increases in non-interest income consisted primarily of $177,000 in service charges on deposit accounts, $128,000 in gain on sales of securities and $215,000 in ATM/debit card income, which were partially offset by decreases of $145,000 in fees earned from credit-related products and $89,000 in mortgage banking fees.  For the six-month period ended June 30, 2014, non-interest income totaled $13.2 million compared to $9.4 million, a net increase of $3.8 million year-over-year.  The first six months of 2014 included $3.0 million of executive life insurance proceeds recorded in non-interest income.  Excluding the $3.0 million of life insurance income, increases in non-interest income consisted primarily of $386,000 in service charges on deposit accounts and $573,000 in ATM and debit card income due to higher transaction volume.

Non-interest Expense

Non-interest expenses decreased $1.1 million for the second quarter 2014 compared to second quarter 2013 and included approximately $107,000 of non-operating efficiency consultant expenses.  Excluding these non-operating expenses in 2014, non-interest expenses decreased $1.3 million for the second quarter 2014 compared to second quarter 2013 and consisted primarily of decreases of $351,000 in expenses on ORE and other repossessed assets, $155,000 in marketing expenses, $209,000 in legal and professional fees, $122,000 in corporate development expense, $124,000 in courier expense and $155,000 in the cost of printing and supplies.  The decreased costs were partially offset by a $119,000 increase in salaries and benefits costs and a $110,000 increase in ATM/debit card expense.  The increase in salaries and benefits costs was driven by an increase in group health insurance expense of $248,000 due to a higher volume of claims.  Net of the increase in group health insurance, salary and benefits costs declined $129,000.

Non-interest expenses decreased $873,000 in year-to-date comparison, from $35.7 million for the six months ended June 30, 2013 to $34.8 million for the six months ended June 30, 2014.  The first six months of 2014 included approximately $189,000 in non-operating expenses related primarily to expenses associated with incentive compensation plans for Mr. Reaux and $160,000 of non-operating efficiency consultant expenses.  The first six months of 2013 included $214,000 of net merger and conversion related expenses associated with the PSB acquisition.  Excluding the non-operating expenses in 2014 and 2013, decreases in noninterest expense included $321,000 in marketing expenses, $303,000 in legal and professional fees, $250,000 in the cost of printing and supplies, $159,000 in courier expense, $112,000 in fraud losses and $312,000 in expenses on ORE and repossessed assets.  The decrease was partially offset by a $401,000 increase in salaries and benefits costs (primarily increased group health insurance costs) and a $366,000 increase in ATM/debit card expense.

Analysis of Balance Sheet

Total consolidated assets at June 30, 2014 and December 31, 2013 were $1.9 billion.   Deposits totaled $1.5 billion at June 30, 2014 and December 31, 2013.  Our stable core deposit base, which excludes time deposits, grew $25.5 million and accounted for 85.5% of deposits at June 30, 2014 compared to 84.2% of deposits at year end 2013.

Securities available-for-sale totaled $301.0 million at June 30, 2014, a decrease of $40.7 million from $341.7 million at December 31, 2013.  The securities available-for-sale portfolio declined primarily due to $22.2 million in sales of securities and $21.6 million in calls, maturities and pay-downs that offset a $4.4 million increase in the unrealized gain on the available-for-sale portfolio.  Securities held-to-maturity decreased $6.6 million, from $155.5 million at December 31, 2013 to $148.9 million at June 30, 2014, primarily due to $7.2 million in calls, maturities and pay-downs for the held-to-maturity portfolio that offset $1.1 million in purchases.  The investment securities portfolio had an effective duration of 3.9 years and an unrealized gain of $4.2 million at June 30, 2014.

Net loans totaled $1.2 billion at June 30, 2014, compared to $1.1 billion at December 31, 2013.  Total loans grew $86.6 million, or 7.6%, from year end 2013.  An increase of $50.3 million in the commercial loan portfolio accounted for the majority of the increase in total loans.  The composition of the Company’s loan portfolio is reflected in Table 5 below.

Table 5 Composition of Loans (in thousands)
	June 30, 2014	December 31, 2013
Commercial, financial, and agricultural	$454,310	$403,976
Real estate – construction	86,238	82,691
Real estate – commercial	413,565	397,135
Real estate – residential	153,082	146,841
Installment loans to individuals	108,581	97,459
Lease financing receivable	4,750	5,542
Other	3,656	3,910
	$1,224,182	$1,137,554
Less allowance for loan losses	(9,075)	(8,779)
Net loans	$1,215,107	$1,128,775

Within the $413.6 million commercial real estate portfolio, $379.2 million is secured by commercial property, $15.1 million is secured by multi-family property, and $19.2 million is secured by farmland.  Of the $379.2 million secured by commercial property, $241.1 million, or 63.6%, is owner-occupied.  Of the $153.1 million residential real estate portfolio, 86.8% represented loans secured by first liens.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at June 30, 2014.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended June 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Although the Bank historically has not utilized brokered deposits, this is a fourth potential source of liquidity, albeit one that is more costly and volatile.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $38.3 million in projected cash flows from securities repayments for the remainder of 2014 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of June 30, 2014, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $26.5 million at June 30, 2014 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from July 2014 to January 2019.  Short-term FHLB-Dallas advances totaled $35.0 million at June 30, 2014.  The rate on these advances at June 30, 2014 range from 0.17% to 0.18%, and they mature in August 2014 and September 2014.  The Bank has the ability to post additional collateral of approximately $165.4 million if necessary to meet liquidity needs.  Additionally, $241.7 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $286.7 million at June 30, 2014.  Additional unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 1.00% for the three months ended June 30, 2014 and December 31, 2013.  The dividend rate was set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  Beginning February 2016, the dividend rate will increase to 9% per annum.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  During the first six months of 2014, 5,410 shares of Series C Preferred Stock were converted into 30,057 shares of the Company’s common stock.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $90,000 for the three months ended June 30, 2014.

Dividends from the Bank totaling $9.0 million provided additional liquidity for the Company during the six months ended June 30, 2014.  As of June 30, 2014, the Bank had the ability to pay dividends to the Company of approximately $18.7 million without prior approval from its primary regulator.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At June 30, 2014, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of June 30, 2014, the Company’s Tier 1 leverage ratio was 9.81%, Tier 1 capital to risk-weighted assets was 13.34% and total capital to risk-weighted assets was 14.03%.  The Bank had a Tier 1 leverage capital ratio of 8.99% at June 30, 2014.  As of June 30, 2014, proforma ratios reflecting the payoff of the Statutory Trust 1 resulted in a 40 basis point decrease in the Tier 1 leverage ratio, from 9.81% to 9.41%.  Proforma Tier 1 risk-based capital ratio and total risk based capital ratios decrease 52 basis points, to 12.82% and 13.51%, respectively.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At June 30, 2014, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $261.8 million, or 21.4% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At June 30, 2014, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $476.3 million, with $3.4 million, or 0.7% on nonaccrual status.  Of the $476.3 million, $379.2 million represent CRE loans, 64% of which are secured by owner-occupied commercial properties.  Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending June 30, 2014 and 2013, and December 31, 2013.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	June 30, 2014	December 31, 2013	June 30, 2013
Nonaccrual loans	$6,913	$5,099	$6,772
Loans past due 90 days and over and still accruing	203	178	117
Total nonperforming loans	7,116	5,277	6,889
Other real estate	6,314	6,687	6,900
Other foreclosed assets	81	20	-
Total nonperforming assets	$13,511	$11,984	$13,789

Troubled debt restructurings	$417	$412	$535

Nonperforming assets to total assets	0.71%	0.65%	0.74%
Nonperforming assets to total loans + ORE + other assets repossessed	1.10%	1.05%	1.23%
ALL to nonperforming loans	127.53%	166.36%	123.84%
ALL to total loans	0.74%	0.77%	0.76%

QTD charge-offs	$990	$740	$267
QTD recoveries	100	53	91
QTD net charge-offs	$890	$687	$176
Annualized net charge-offs to total loans	0.29%	0.24%	0.06%

Nonperforming assets totaled $13.5 million at June 30, 2014, an increase of $1.5 million from the $12.0 million reported at year-end 2013 and a decrease of $278,000 from the $13.8 million reported at June 30, 2013.  The increase in the first six months of 2014 resulted from a $1.8 million increase in nonaccrual loans.  Allowance coverage for nonperforming loans was 127.53% at June 30, 2014 compared to 166.36% at December 31, 2013 and 123.84% at June 30, 2013.  The ALL/total loans ratio remained relatively constant at 0.74% compared to 0.77% at year-end 2013 and 0.76% at June 30, 2013.  Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 1.29% of loans at June 30, 2014.  The ratio of annualized net charge-offs to total loans was 0.29% for the three months ended June 30, 2014, compared to 0.24% for the three months ended December 31, 2013, and 0.06% for the three months ended June 30, 2013.

Total nonperforming assets to total loans plus ORE and other assets repossessed remained relatively constant at 1.10% at June 30, 2014 from 1.05% at December 31, 2013, down from the 1.23% at June 30, 2013.  Loans classified as troubled debt restructurings (“TDRs”) totaled $417,000 at June 30, 2014 compared to $412,000 at December 31, 2013 and $535,000 at June 30, 2013.  Classified assets, including ORE, increased $2.2 million, or 7.1%, to $33.1 million compared to $30.9 million at December 31, 2013.  Additional information regarding impaired loans is included in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 9 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $9.1 million in the ALL as of June 30, 2014 is sufficient to cover probable losses in the loan portfolio.

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

During the second quarter of 2014, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended June 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document Description

3.1
Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (restated solely for purposes of Item 601(b)(3) of Regulation S-K) (filed as Exhibit 3.1 to MidSouth's Annual Report on Form 10-K filed on March 18, 2013 and incorporated herein by reference).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: August 8, 2014
/s/ C. R. Cloutier

C. R. Cloutier, President and CEO
(Principal Executive Officer)

/s/ James R. McLemore

James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly

Teri S. Stelly, Controller (Principal Accounting Officer)