Form 10-Q
period 2014-09-30
MIDSOUTH BANCORP INC
filed 2014-11-07
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
YES   ☐   NO   ☒

As of November 7, 2014, there were 11,337,891 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information
Item 1. Financial Statements.
MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (dollars in thousands, except share data)
	September 30, 2014 (unaudited)	December 31, 2013* (audited)
Assets
Cash and due from banks, including required reserves of $9,922 and $9,542, respectively	$41,191	$43,488
Interest-bearing deposits in banks	10,999	13,993
Federal funds sold	2,025	2,250
Securities available-for-sale, at fair value (cost of $284,572 at September 30, 2014 and $341,828 at December 31, 2013)	288,397	341,665
Securities held-to-maturity (fair value of $144,597 at September 30, 2014 and $151,168 at December 31, 2013)	145,030	155,523
Other investments	12,091	11,526
Loans	1,248,373	1,137,554
Allowance for loan losses	(9,425)	(8,779)
Loans, net	1,238,948	1,128,775
Bank premises and equipment, net	71,115	72,343
Accrued interest receivable	6,647	6,692
Goodwill	42,171	42,171
Intangibles	7,111	7,941
Cash surrender value of life insurance	13,565	13,450
Other real estate	4,663	6,687
Other assets	7,807	4,656
Total assets	$1,891,760	$1,851,160

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$396,263	$383,257
Interest-bearing	1,124,581	1,135,546
Total deposits	1,520,844	1,518,803
Securities sold under agreements to repurchase	70,964	53,916
Short-term Federal Home Loan Bank advances	35,000	25,000
Notes payable	26,384	27,703
Junior subordinated debentures	22,167	29,384
Other liabilities	10,387	5,605
Total liabilities	1,685,746	1,660,411
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 94,046 and 99,971 issued and 93,959 and 99,971 outstanding at September 30, 2014 and December 31, 2013, respectively; 87 shares in treasury at September 30, 2014 and none at December 31, 2013	9,405	9,997
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,487,078 and 11,407,196 issued and 11,336,594 and 11,256,712 outstanding at September 30, 2014 and December 31, 2013, respectively; 150,484 shares in treasury at September 30, 2014 and December 31, 2013	1,149	1,141
Additional paid-in capital	112,567	111,017
Unearned ESOP shares	(267)	-
Accumulated other comprehensive income (loss)	2,486	(106)
Treasury stock, at cost	(3,295)	(3,286)
Retained earnings	51,969	39,986
Total shareholders’ equity	206,014	190,749
Total liabilities and shareholders’ equity	$1,891,760	$1,851,160
See notes to unaudited consolidated financial statements.
* Derived from audited financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$18,273	$17,652	$53,525	$52,966
Securities and other investments:
Taxable	1,965	2,171	6,164	6,481
Nontaxable	652	785	2,007	2,436
Federal funds sold	2	1	4	6
Time and interest bearing deposits in other banks	15	15	42	70
Other investments	109	80	268	230
Total interest income	21,016	20,704	62,010	62,189

Interest expense:
Deposits	859	976	2,588	3,044
Federal funds purchased	-	-	2	3
Securities sold under agreements to repurchase	210	204	588	565
Other borrowings and payables	108	118	318	345
Junior subordinated debentures	327	335	994	1,007
Total interest expense	1,504	1,633	4,490	4,964

Net interest income	19,512	19,071	57,520	57,225
Provision for loan losses	1,175	450	2,925	2,250
Net interest income after provision for loan losses	18,337	18,621	54,595	54,975

Non-interest income:
Service charges on deposits	2,556	2,352	7,385	6,794
Gain on securities, net	-	25	128	229
ATM and debit card income	1,808	1,719	5,375	4,713
Executive officer life insurance proceeds	-	-	3,000	-
Other charges and fees	1,830	892	3,484	2,687
Total non-interest income	6,194	4,988	19,372	14,423

Non-interest expenses:
Salaries and employee benefits	8,287	8,640	25,588	25,401
Occupancy expense	3,834	3,874	11,314	11,196
FDIC insurance	269	265	783	854
Other	5,467	5,702	14,997	16,728
Total non-interest expenses	17,857	18,481	52,682	54,179

Income before income taxes	6,674	5,128	21,285	15,219
Income tax expense	2,202	1,588	5,839	4,588

Net earnings	4,472	3,540	15,446	10,631
Dividends on preferred stock	174	468	524	1,152
Net earnings available to common shareholders	$4,298	$3,072	$14,922	$9,479

Earnings per share:
Basic	$0.38	$0.27	$1.32	$0.84
Diluted	$0.37	$0.27	$1.28	$0.83
Weighted average number of shares outstanding:
Basic	11,314	11,253	11,283	11,243
Diluted	11,955	11,869	11,904	11,853
Dividends declared per common share	$0.09	$0.08	$0.26	$0.23

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings	$4,472	$3,540	$15,446	$10,631
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the year	(405)	(95)	4,116	(10,203)
Less: reclassification adjustment for gains on sales of securities available-for-sale	-	(25)	(128)	(229)
Total other comprehensive income (loss), before tax	(405)	(120)	3,988	(10,432)
Income tax effect related to items of other comprehensive income (loss)	(142)	(42)	1,396	(3,651)
Total other comprehensive income (loss), net of tax	(263)	(78)	2,592	(6,781)
Total comprehensive income	$4,209	$3,462	$18,038	$3,850

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2014 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Shares	Income (Loss)	Stock	Earnings	Total
Balance - December 31, 2013	131,971	$41,997	11,407,196	$1,141	$111,017	$-	$(106)	$(3,286)	$39,986	$190,749
Net earnings	-	-	-	-	-	-	-	-	15,446	15,446
Dividends on Series B and Series C preferred stock	-	-	-	-	-	-	-	-	(524)	(524)
Dividends on common stock, $0.26 per share	-	-	-	-	-	-	-	-	(2,939)	(2,939)
Conversion of Series C preferred stock to common stock	(5,925)	(592)	32,917	3	589	-	-	-	-	-
Repurchase of preferred stock, 87 shares	-	-	-	-	-	-	-	(9)	-	(9)
Increase in ESOP obligation	-	-	-	-	-	(267)	-	-	-	(267)
Exercise of stock options	-	-	46,965	5	605	-	-	-	-	610
Tax benefit resulting from issuance of stock options, net adjustment	-	-	-	-	1	-	-	-	-	1
Stock option expense	-	-	-	-	355	-	-	-	-	355
Change in accumulated other comprehensive income (loss)	-	-	-	-	-	-	2,592	-	-	2,592
Balance – September 30, 2014	126,046	$41,405	11,487,078	$1,149	$112,567	$(267)	$2,486	$(3,295)	$51,969	$206,014

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$15,446	$10,631
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,518	4,106
Accretion of purchase accounting adjustments	(1,924)	(4,631)
Provision for loan losses	2,925	2,250
Provision for deferred tax expense	2,034	2,181
Amortization of premiums on securities, net	2,432	3,432
Amortization of other investments	4	11
Stock option expense	355	212
Restricted stock expense	-	21
Net gain on sale of investment securities	(128)	(229)
Net (gain) loss on sale of other real estate owned	(1,081)	205
Net write down of other real estate owned	31	380
Net (gain) loss on sale/disposal of premises and equipment	232	118
Change in accrued interest receivable	45	(174)
Change in accrued interest payable	(240)	(348)
Change in other assets & other liabilities, net	(2,006)	189
Net cash provided by operating activities	22,643	18,354

Cash flows from investing activities:
Net decrease in time deposits in other banks	-	881
Proceeds from maturities and calls of securities available-for-sale	33,466	59,430
Proceeds from maturities and calls of securities held-to-maturity	10,778	19,617
Proceeds from sale of securities available-for-sale	22,153	55,808
Purchases of securities available-for-sale	-	(68,043)
Purchases of securities held-to-maturity	(1,104)	(26,382)
Proceeds from redemptions of other investments	150	1,000
Redemption of Capital Securities related to MidSouth Statutory Trust I	217	-
Purchases of other investments	(567)	(2,653)
Net change in loans	(111,329)	(90,091)
Purchases of premises and equipment	(4,265)	(10,955)
Proceeds from sale of premises and equipment	743	45
Proceeds from sale of other real estate owned	3,315	940
Net cash used in investing activities	(46,443)	(60,403)

Cash flows from financing activities:
Change in deposits	2,244	(45,232)
Change in securities sold under agreements to repurchase	17,048	32,462
Change in federal funds purchased	-	3,900
Borrowings on Federal Home Loan Bank advances	10,000	25,000
Repayments of FHLB advance	(45)	(43)
Redemption of MidSouth Statutory Trust I	(7,217)	-
Repayments of notes payable	(1,000)	(750)
Purchase of treasury stock	(9)	-
Proceeds and tax benefit from exercise of stock options	611	30
Tax benefit from issuance of restricted stock	-	14
Payment of dividends on preferred stock	(530)	(1,052)
Payment of dividends on common stock	(2,818)	(2,419)
Net cash provided by financing activities	18,284	11,910

Net increase (decrease) in cash and cash equivalents	(5,516)	(30,139)
Cash and cash equivalents, beginning of period	59,731	73,573
Cash and cash equivalents, end of period	$54,215	$43,434

Supplemental cash flow information:
Interest paid	$4,730	$5,106
Income taxes paid	5,815	3,500
Noncash investing and financing activities:
Transfer of loans to other real estate	317	701
Change in accrued common stock dividends	121	167
Change in accrued preferred stock dividends	(6)	100
Financed sales of other real estate	84	-
Net change in loan to ESOP	(267)	-

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
September 30, 2014

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of September 30, 2014 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

The results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

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

2.  Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$10,418	$-	$126	$10,292
Obligations of state and political subdivisions	48,053	1,820	26	49,847
GSE mortgage-backed securities	110,482	2,787	623	112,646
Collateralized mortgage obligations: residential	64,946	299	1,872	63,373
Collateralized mortgage obligations: commercial	25,803	308	117	25,994
Other asset-backed securities	24,406	411	-	24,817
Collateralized debt obligation	464	964	-	1,428
	$284,572	$6,589	$2,764	$288,397

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$11,455	$1	$191	$11,265
Obligations of state and political subdivisions	57,925	2,296	243	59,978
GSE mortgage-backed securities	146,129	2,029	2,193	145,965
Collateralized mortgage obligations: residential	73,569	212	2,894	70,887
Collateralized mortgage obligations: commercial	27,082	416	152	27,346
Other asset-backed securities	25,204	351	66	25,489
Collateralized debt obligation	464	271	-	735
	$341,828	$5,576	$5,739	$341,665

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$46,608	$203	$324	$46,487
GSE mortgage-backed securities	69,886	715	412	70,189
Collateralized mortgage obligations: residential	13,106	-	547	12,559
Collateralized mortgage obligations: commercial	15,430	49	117	15,362
	$145,030	$967	$1,400	$144,597

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$47,377	$38	$2,586	$44,829
GSE mortgage-backed securities	78,272	148	1,079	77,341
Collateralized mortgage obligations: residential	14,189	-	979	13,210
Collateralized mortgage obligations: commercial	15,685	103	-	15,788
	$155,523	$289	$4,644	$151,168

With the exception of three private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $47,000 at September 30, 2014, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The amortized cost and fair value of debt securities at September 30, 2014 by contractual maturity are shown in the following table (in thousands) with the exception of other asset-backed securities, mortgage-backed securities, CMOs, and the collateralized debt obligation.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$8,533	$8,625
Due after one year through five years	32,867	33,763
Due after five years through ten years	13,969	14,631
Due after ten years	3,102	3,120
Other asset-backed securities	24,406	24,817
Mortgage-backed securities and collateralized mortgage obligations:
Residential	175,428	176,019
Commercial	25,803	25,994
Collateralized debt obligation	464	1,428
	$284,572	$288,397

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$106	$105
Due after one year through five years	3,105	3,130
Due after five years through ten years	7,829	7,787
Due after ten years	35,568	35,465
Mortgage-backed securities and collateralized mortgage obligations:
Residential	82,992	82,748
Commercial	15,430	15,362
	$145,030	$144,597
Details concerning investment securities with unrealized losses are as follows (in thousands):

	September 30, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$-	$-	$10,292	$126	$10,292	$126
Obligations of state and political subdivisions	-	-	3,739	26	3,739	26
GSE mortgage-backed securities	10,873	68	32,344	555	43,217	623
Collateralized mortgage obligations: residential	4,483	16	43,689	1,856	48,172	1,872
Collateralized mortgage obligations: commercial	-	-	3,952	117	3,952	117
	$15,356	$84	$94,016	$2,680	$109,372	$2,764

	December 31, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$10,463	$191	$-	$-	$10,463	$191
Obligations of state and political subdivisions	4,256	243	-	-	4,256	243
GSE mortgage-backed securities	68,028	2,193	-	-	68,028	2,193
Collateralized mortgage obligations: residential	56,975	2,563	4,371	331	61,346	2,894
Collateralized mortgage obligations: commercial	4,282	152	-	-	4,282	152
Other asset-backed securities	13,099	66	-	-	13,099	66
	$157,103	$5,408	$4,371	$331	$161,474	$5,739

	September 30, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$7,808	$43	$21,085	$281	$28,893	$324
GSE mortgage-backed securities	-	-	28,591	412	28,591	412
Collateralized mortgage obligations: residential	-	-	12,559	547	12,559	547
Collateralized mortgage obligations: commercial	7,772	117	-	-	7,772	117
	$15,580	$160	$62,235	$1,240	$77,815	$1,400

	December 31, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$42,246	$2,569	$685	$17	$42,931	$2,586
GSE mortgage-backed securities	31,042	1,079	-	-	31,042	1,079
Collateralized mortgage obligations: residential	13,210	979	-	-	13,210	979
	$86,498	$4,627	$685	$17	$87,183	$4,644

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

As of September 30, 2014, 74 securities had unrealized losses totaling 2.18% of the individual securities’ amortized cost basis and 0.97% of the Company’s total amortized cost basis.  Of the 74 securities, 62 had been in an unrealized loss position for over twelve months at September 30, 2014.  These 62 securities had an amortized cost basis and unrealized loss of $160.1 million and $3.9 million, respectively.  The unrealized losses on debt securities at September 30, 2014 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At September 30, 2014, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company sold four securities classified as available-for-sale at a net gain of $128,000.  All of the securities were sold at a gain.  During the nine months ended September 30, 2013, the Company sold 33 securities classified as available-for-sale at a net gain of $229,000.  Of the 33 securities sold, 29 securities were sold with gains totaling $242,000 and four securities were sold at a loss of $13,000.

Securities with an aggregate carrying value of approximately $276.7 million and $259.9 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3.   Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Commercial, financial and agricultural	$452,065	$403,976
Real estate - construction	86,315	82,691
Real estate – commercial	430,930	397,135
Real estate – residential	153,915	146,841
Installment loans to individuals	116,340	97,459
Lease financing receivable	5,285	5,542
Other	3,523	3,910
	1,248,373	1,137,554
Less allowance for loan losses	(9,425)	(8,779)
	$1,238,948	$1,128,775

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At September 30, 2014, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $255.6 million, or 20.5% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At September 30, 2014, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $491.3 million.  Of the $491.3 million, $395.1 million represent CRE loans, 63.2% of which are secured by owner-occupied commercial properties.  Of the $395.1 million in loans secured by commercial real estate, $3.4 million, or 0.9%, were on nonaccrual status at September 30, 2014.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	September 30, 2014
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$3,906	$1,046	$1,389	$1,141	$1,273	$21	$3	$8,779
Charge-offs	2,084	1	93	188	566	-	-	2,932
Recoveries	101	-	398	44	110	-	-	653
Provision	2,731	103	(345)	(8)	450	(6)	-	2,925
Ending balance	$4,654	$1,148	$1,349	$989	$1,267	$15	$3	$9,425
Ending balance: individually evaluated for impairment	$853	$3	$55	$87	$140	$-	$-	$1,138
Ending balance: collectively evaluated for impairment	$3,801	$1,145	$1,294	$902	$1,127	$15	$3	$8,287

Loans:
Ending balance	$452,065	$86,315	$430,930	$153,915	$116,340	$5,285	$3,523	$1,248,373
Ending balance: individually evaluated for impairment	$2,662	$106	$3,312	$1,073	$426	$-	$-	$7,579
Ending balance: collectively evaluated for impairment	$449,403	$86,209	$426,942	$152,742	$115,914	$5,285	$3,523	$1,240,018
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$676	$100	$-	$-	$-	$776

	September 30, 2013
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer	Finance Leases Coml	Other	Total
Allowance for loan losses:
Beginning balance	$1,535	$2,147	$2,166	$936	$543	$41	$2	$7,370
Charge-offs	(461)	-	(18)	(129)	(558)	-	-	(1,166)
Recoveries	61	5	21	34	92	-	-	213
Provision	3,090	(1,081)	(661)	(46)	962	(16)	2	2,250
Ending balance	$4,225	$1,071	$1,508	$795	$1,039	$25	$4	$8,667
Ending balance: individually evaluated for impairment	$419	$36	$54	$55	$134	$-	$-	$698
Ending balance: collectively evaluated for impairment	$3,806	$1,035	$1,454	$740	$905	$25	$4	$7,969

Loans:
Ending balance	$423,073	$76,213	$401,080	$142,431	$94,722	$5,340	$2,164	$1,145,023
Ending balance: individually evaluated for impairment	$1,450	$164	$2,285	$994	$322	$-	$-	$5,215
Ending balance: collectively evaluated for impairment	$421,623	$76,049	$398,080	$141,136	$94,400	$5,340	$2,164	$1,138,792
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$715	$301	$-	$-	$-	$1,016

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	September 30, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,692	$1,435	$2,443	$5,570	$446,495	$452,065	$11
Commercial real estate - construction	548	651	73	1,272	59,078	60,350	-
Commercial real estate - other	913	200	2,513	3,626	427,304	430,930	-
Residential - construction	-	-	-	-	25,965	25,965	-
Residential - prime	973	1,030	712	2,715	151,200	153,915	-
Consumer - credit card	34	9	12	55	5,763	5,818	12
Consumer - other	644	101	413	1,158	109,364	110,522	-
Lease financing receivable	-	-	-	-	5,285	5,285	-
Other loans	106	-	-	106	3,417	3,523	-
	$4,910	$3,426	$6,166	$14,502	$1,233,871	$1,248,373	$23

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$4,350	$208	$1,256	$5,814	$398,162	$403,976	$26
Commercial real estate - construction	36	-	63	99	64,794	64,893	-
Commercial real estate - other	1,230	1,447	2,395	5,072	392,063	397,135	141
Residential - construction	149	-	-	149	17,649	17,798	-
Residential - prime	2,984	870	307	4,161	142,680	146,841	-
Consumer - credit card	36	-	7	43	6,163	6,206	7
Consumer - other	767	102	269	1,138	90,115	91,253	4
Lease financing receivable	-	-	-	-	5,542	5,542	-
Other loans	125	-	-	125	3,785	3,910	-
	$9,677	$2,627	$4,297	$16,601	$1,120,953	$1,137,554	$178

Non-accrual loans are as follows (in thousands):
	September 30, 2014	December 31, 2013
Commercial, financial, and agricultural	$2,649	$1,272
Commercial real estate – construction	106	100
Commercial real estate - other	3,358	2,290
Residential - construction	-	-
Residential - prime	1,206	1,153
Consumer - credit card	-	-
Consumer - other	431	284
Lease financing receivable	-	-
Other	-	-
	$7,750	$5,099

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $392,000 and $431,000 for the nine months ended September 30, 2014 and 2013, respectively.  Interest actually received on non-accrual loans at September 30, 2014 and 2013 was $93,000 and $246,000, respectively.

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
Loans that are individually evaluated for impairment are as follows (in thousands):

	September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$441	$524	$-	$474	$-
Commercial real estate – construction	67	67	-	69	-
Commercial real estate – other	2,947	2,947	-	2,908	19
Residential – prime	554	554	-	511	4
Residential – construction	-	-	-	22	-
Consumer – other	184	184	-	124	-
Subtotal:	4,193	4,276	-	4,108	23
With an allowance recorded:
Commercial, financial, and agricultural	2,221	2,336	853	1,753	32
Commercial real estate – construction	39	39	3	39	1
Commercial real estate – other	365	365	55	365	-
Residential – prime	519	539	87	632	10
Consumer – other	242	257	140	260	1
Subtotal:	3,386	3,536	1,138	3,049	44
Totals:
Commercial	5,974	6,172	908	5,500	51
Residential	1,073	1,093	87	1,143	14
Construction	106	106	3	130	1
Consumer	426	441	140	384	1
Grand total:	$7,579	$7,812	$1,138	$7,157	$67

		December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$671	$1,107	$-	$617	$3
Commercial real estate – construction	61	61	-	416	-
Commercial real estate – other	1,850	2,324	-	2,190	8
Residential – prime	525	525	-	1,050	14
Consumer – other	66	66	-	90	1
Subtotal:	3,173	4,083	-	4,363	26
With an allowance recorded:
Commercial, financial, and agricultural	570	570	168	821	3
Commercial real estate – construction	39	39	3	102	1
Commercial real estate – other	363	363	54	372	11
Residential – prime	375	395	60	214	4
Consumer – other	205	205	120	211	2
Subtotal:	1,552	1,572	405	1,720	21
Totals:
Commercial	3,454	4,364	222	4,000	25
Residential	900	920	60	1,264	18
Construction	100	100	3	518	1
Consumer	271	271	120	301	3
Grand total:	$4,725	$5,655	$405	$6,083	$47

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

The following tables present the classes of loans by risk rating (in thousands):

	September 30, 2014
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate -other	Total	% of Total
Pass	$439,626	$60,087	$406,546	$906,259	96.07%
Special mention	6,130	151	4,839	11,120	1.18%
Substandard	5,777	112	19,545	25,434	2.69%
Doubtful	532	-	-	532	.06%
	$452,065	$60,350	$430,930	$943,345	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Residential -construction	Residential - prime	Total	% of Total
Pass		$25,965	$149,167	$175,132	97.36%
Special mention		-	1,504	1,504	.84%
Substandard		-	3,244	3,244	1.80%
		$25,965	$153,915	$179,880	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer -other	Lease financing receivable	Other	Total	% of Total
Performing	$5,806	$110,096	$5,285	$3,523	$124,710	99.65%
Nonperforming	12	426	-	-	438	.35%
	$5,818	$110,522	$5,285	$3,523	$125,148	100.00%

	December 31, 2013
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate -other	Total	% of Total
Pass	$397,513	$63,577	$371,618	$832,708	96.15%
Special mention	2,962	49	8,781	11,792	1.36%
Substandard	3,272	1,267	16,736	21,275	2.46%
Doubtful	229	-	-	229	0.03%
	$403,976	$64,893	$397,135	$866,004	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Residential -construction	Residential - prime	Total	% of Total
Pass		$17,798	$143,790	$161,588	98.15%
Special mention		-	548	548	0.33%
Substandard		-	2,503	2,503	1.52%
		$17,798	$146,841	$164,639	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer -other	Lease financing receivable	Other	Total	% of Total
Performing	$6,196	$90,978	$5,542	$3,910	$106,626	99.73%
Nonperforming	10	275	-	-	285	0.27%
	$6,206	$91,253	$5,542	$3,910	$106,911	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	September 30, 2014
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$22	$-	$236	$258
Real estate - commercial	158	-	-	158
	$180	$-	$236	$416

	December 31, 2013
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$-	$23	$233	$256
Real estate - commercial	156	-	-	156
	$156	$23	$233	$412

During the three months ended September 30, 2014, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the three months ended September 30, 2013, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the nine months ended September 30, 2014, there was one loan relationship with a pre-modification balance of $1.2 million identified as a TDR through a modification of the original loan terms.  The loan was paid off during the second quarter of 2014 and, therefore, is not reflected in the balance of TDRs at September 30, 2014.  During the nine months ended September 30, 2014, there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the nine months ended September 30, 2013, one loan with a pre-modification balance of $27,000 was identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of September 30, 2014, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4.  Other Comprehensive Income (Loss)

The following is a summary of the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended September 30,
	2014			2013
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gain during period	$(405)	$142	$(263)	$(95)	$33	$(62)
Reclassification adjustment for gains included in net income	-	-	-	(25)	9	(16)
Total other comprehensive income (loss)	$(405)	$142	$(263)	$(120)	$42	$(78)

	Nine Months Ended September 30,
	2014			2013
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gain during period	$4,116	$(1,441)	$2,675	$(10,203)	$3,571	$(6,632)
Reclassification adjustment for gains included in net income	(128)	45	(83)	(229)	80	(149)
Total other comprehensive income (loss)	$3,988	$(1,396)	$2,592	$(10,432)	$3,651	$(6,781)

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended September 30,
	2014		2013
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$-	Gain on securities, net	$(25)	Gain on securities, net
	-	Tax expense	9	Tax expense
	$-	Net of tax	$(16)	Net of tax

	Nine Months Ended September 30,
	2014		2013
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(128)	Gain on securities, net	$(229)	Gain on securities, net
	45	Tax expense	80	Tax expense
	$(83)	Net of tax	$(149)	Net of tax

5.  Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings available to common shareholders	$4,298	$3,072	$14,922	$9,479
Dividends on Series C preferred stock	94	100	284	300
Adjusted net earnings available to common shareholders	$4,392	$3,172	$15,206	$9,779
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,314	11,253	11,283	11,243
Effect of dilutive securities:
Stock options	92	51	77	47
Convertible preferred stock	549	565	544	563
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	11,955	11,869	11,904	11,853

Options to acquire 7,355 and 134,611 shares of common stock were not included in computing diluted earnings per share for the quarters ended September 30, 2014 and 2013, respectively, because the effects of these shares were anti-dilutive as a result of the exercise price of such options.  Options to acquire 24,855 and 134,611 shares of common stock were not included in computing diluted earnings per share for the nine months ended September 30, 2014 and 2013, respectively, because the effects of these shares were anti-dilutive as a result of the exercise price of such options.

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

7. Intangibles

A summary of core deposit intangible assets as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30, 2014	December 31, 2013
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(4,563)	(3,733)
Net carrying amount	$7,111	$7,941

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities	Fair Value Measurements
	Measured at Fair Value	at September 30, 2014
Description	at September 30, 2014	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$10,292	$-	$10,292	$-
Obligations of state and political subdivisions	49,847	-	49,847	-
GSE mortgage-backed securities	112,646	-	112,646	-
Collateralized mortgage obligations: residential	63,373	-	63,373	-
Collateralized mortgage obligations: commercial	25,994	-	25,994	-
Other asset-backed securities	24,817	-	24,817	-
Collateralized debt obligation	1,428	-	1,428	-

	Assets / Liabilities	Fair Value Measurements
	Measured at Fair Value	at December 31, 2013
Description	at December 31, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$11,265	$-	$11,265	$-
Obligations of state and political subdivisions	59,978	-	59,978	-
GSE mortgage-backed securities	145,965	-	145,965	-
Collateralized mortgage obligations: residential	70,887	-	70,887	-
Collateralized mortgage obligations: commercial	27,346	-	27,346	-
Other asset-backed securities	25,489	-	25,489	-
Collateralized debt obligation	735	-	735	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also Level 2 assets measured using appraisals from external parties.

		Fair Value Measurements at September 30, 2014
Description	Assets / Liabilities Measured at Fair Value at September 30, 2014	Level 1	Level 2	Level 3
Impaired loans	$2,529	$-	$2,529	$-
Other real estate	4,663	-	4,663	-

		Fair Value Measurements at December 31, 2013
Description	Assets / Liabilities Measured at Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Impaired loans	$1,973	$-	$1,973	$-
Other real estate	6,687	-	6,687	-

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
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at September 30, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$54,215	$54,215	$-	$-
Securities available-for-sale	288,397	-	288,397	-
Securities held-to-maturity	145,030	-	144,597	-
Other investments	12,091	12,091	-	-
Loans, net	1,238,948	-	-	1,247,751
Cash surrender value of life insurance policies	13,565	-	13,565	-
Financial liabilities:
Non-interest-bearing deposits	396,263	-	396,263	-
Interest-bearing deposits	1,124,581	-	909,014	215,623
Securities sold under agreements to repurchase	70,964	70,964	-	-
Short-term Federal Home Loan Bank advances	35,000	-	35,000	-
Notes payable	26,384	-	-	27,297
Junior subordinated debentures	22,167	-	22,167	-

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$59,731	$59,731	$-	$-
Securities available-for-sale	341,665	-	341,665	-
Securities held-to-maturity	155,523	-	151,168	-
Other investments	11,526	11,526	-	-
Loans, net	1,128,775	-	-	1,139,740
Cash surrender value of life insurance policies	13,450	-	13,450	-
Financial liabilities:
Non-interest-bearing deposits	383,257	-	383,257	-
Interest-bearing deposits	1,135,546	-	895,346	241,359
Securities sold under agreements to repurchase	53,916	53,916	-	-
Short-term Federal Home Loan Bank advances	25,000	-	25,000	-
Notes payable	27,703	-	-	28,813
Junior subordinated debentures	29,384	-	22,167	7,776

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company”) is a financial holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly owned subsidiary bank, MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in Louisiana and south and central Texas with 58 locations and are connected to a worldwide ATM network that provides customers with access to more than 55,000 surcharge-free ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements included in this report. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  Our most critical accounting policy relates to the determination of the allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  The determination of the adequacy of the allowance involves significant judgment and complexity and is based on many factors.  If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for loan losses may be required.  See Asset Quality – Nonperforming Assets and Allowance for Loan Losses and Note 1 and Note 3 of the footnotes to the consolidated financial statements.

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

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $4.3 million for the third quarter of 2014, compared to net earnings available to common shareholders of $3.1 million reported for the third quarter of 2013.  Diluted earnings for the third quarter of 2014 were $0.37 per common share, compared to $0.27 per common share reported for the third quarter of 2013.

Revenues from consolidated operations increased $1.6 million in quarterly comparison.  Net interest income increased $441,000 in quarterly comparison, from $19.1 million for the third quarter of 2013 to $19.5 million for the third quarter of 2014.  Decreases of $342,000 in loan valuation income and $339,000 in interest income on investment securities were offset primarily by a $963,000 increase in interest income earned on a higher volume of loans.  Noninterest income increased $1.2 million in quarterly comparison, from $5.0 million for the three months ended September 30, 2013 to $6.2 million for the three months ended September 30, 2014.  The increase in noninterest income resulted primarily from a $1.1 million gain on the sale of a commercial property held as ORE.  Additionally, increases of $204,000 in service charges on deposit accounts, $89,000 in ATM/debit card income, and $52,000 in mortgage lending fees were partially offset by decreases in other noninterest income, including a $159,000 decrease in third party investment advisory income.

Noninterest expenses decreased $624,000 for the third quarter 2014 compared to third quarter 2013 despite non-operating charges which included a $258,000 charge on the TRUPS redemption, $394,000 of losses on disposal of fixed assets, and $200,000 of efficiency consultant expenses.  Excluding these non-operating expenses, third quarter 2014 noninterest expenses decreased $1.5 million compared to third quarter 2013 and primarily consisted of decreases of $353,000 in salaries and benefits costs, $343,000 in marketing expenses, $166,000 in expenses on ORE and other repossessed assets, and $119,000 in courier expense, combined with decreases in several other noninterest expense categories.  The provision for loan losses increased $725,000, primarily due to an increase in charged-off loans, net of recoveries for the third quarter of 2014.  Income tax expense increased $614,000 in quarterly comparison as a result of the improvement in earnings.

Dividends paid on the Series B Preferred Stock issued to the Treasury as a result of our participation in the Small Business Lending Fund (“SBLF”) totaled $80,000 for the third quarter of 2014 based on a dividend rate of 1.00%.  The dividend rate is set at 1.00% through February 25, 2016.  The Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation (“PSB”) paid dividends totaling $94,000 for the three months ended September 30, 2014.

In year-over-year comparison, net earnings available to common shareholders totaled $14.9 million at September 30, 2014, an increase of $5.4 million compared to $9.5 million at September 30, 2013.  The $5.4 million included the $1.1 million gain on sale of ORE and $3.0 million of executive life insurance proceeds following the unexpected passing of former Vice Chairman and Chief Operating Officer Jerry Reaux in February 2014.  Excluding these non-operating income items, increases in noninterest income consisted primarily of $591,000 in service charges on deposit accounts and $662,000 in ATM and debit card income.  Net interest income remained relatively flat year-over-year due to a $2.7 million decrease in purchase accounting adjustments. Noninterest expense decreased $1.5 million primarily due to decreases of $678,000 in marketing expenses, $356,000 in the cost of printing and supplies, $278,000 in courier expense, $259,000 in corporate development, travel and training costs, and $159,000 in check fraud losses.  The decreased expenses were partially offset by a $498,000 increase in ATM/debit card expense and an increase of $187,000 in salaries and benefit costs, primarily due to an increase in group health insurance expense.

A reduction in the dividend rate paid on the Series B preferred stock issued in connection with SBLF resulted in a $628,000 decrease in dividends on preferred stock in year-over-year comparison, resulting in a positive impact on net earnings available to common shareholders.

Although there were a number of non-operating income and expense items during the three and nine months ended September 30, 2014, our underlying operating earnings per share continued to show significant progress, with growth in core revenues, stable core margins and good expense control.  Our focus on efficiency improvements is transitioning from internally generated projects to a second phase of working with experienced industry consultants to further enhance our productivity.  Implementation of recommendations resulting from the process will be on-going throughout 2014 and 2015.

Other Events

On October 31, 2014, we closed two banking centers, bringing the total to three centers closed during 2014.  Customers will continue to have access to an ATM at the two locations and full service access at our 58 MidSouth banking centers.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.61% and 4.60% for the three months ended September 30, 2014 and 2013, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, respectively.

Fully taxable-equivalent (“FTE”) net interest income totaled $19.9 million and $19.5 million for the quarters ended September 30, 2014 and 2013, respectively.  The FTE net interest income increased $370,000 in prior year quarterly comparison primarily due to a $621,000 increase in interest income on loans despite a $342,000 reduction in purchase accounting adjustments on acquired loans.  The increased interest income on loans resulted from a $109.1 million increase in the average volume of loans in quarterly comparison. The average yield on loans decreased 36 basis points, from 6.24% to 5.88%.  The purchase accounting adjustments added 22 basis points to the average yield on loans for the third quarter of 2014 and 39 basis points to the average yield on loans for the third quarter of 2013.  Net of the impact of the purchase accounting adjustments, average loan yields declined 19 basis points in prior year quarterly comparison, from 5.85% to 5.66%.  Loan yields have declined primarily as the result of a sustained low interest rate environment.

Investment securities totaled $433.4 million, or 22.9% of total assets at September 30, 2014, versus $517.8 million, or 27.8% of total assets at September 30, 2013.  The investment portfolio had an effective duration of 2.9 years and a net unrealized gain of $3.8 million at September 30, 2014.  The average volume of investment securities decreased $82.0 million in prior year quarterly comparison.  The average tax equivalent yield on investment securities increased 11 basis points, from 2.59% to 2.70%.  The $82.0 million decrease in the average volume of investment securities was used to fund loan growth during the same period.

The average yield on all earning assets decreased 3 basis points in prior year quarterly comparison, from 4.99% for the third quarter of 2013 to 4.96% for the third quarter of 2014.  Net of the impact of purchase accounting adjustments, the average yield on total earning assets increased 6 basis points, from 4.74% to 4.80% for the three month periods ended September 30, 2013 and 2014, respectively, due to a favorable shift in earning assets from investment securities to loans.

The impact to interest expense of a $4.2 million increase in the average volume of interest- bearing liabilities was offset by a 5 basis point decrease in the average rate paid on interest- bearing liabilities, from 0.51% at September 30, 2013 to 0.46% at September 30, 2014.  Net of purchase accounting adjustments on acquired certificates of deposit and FHLB borrowings, the average rate paid on interest-bearing liabilities was 0.58% for the third quarter of 2013 and declined to 0.51% for the third quarter of 2014.

The notes payable average volume of $26.6 million consists of FHLB advances and a note payable with First National Bankers Bank.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from October 2014 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.  The remaining balance on the note payable with First National Bankers Bank in the amount of $500,000 was paid off in the third quarter of 2014.  The interest rate on the note was equal to New York Prime.  Short-term FHLB advances totaled $35.0 million at September 30, 2014.  The rate on these short-term advances range from 0.15% to 0.17%, and they mature in November 2014 and December 2014.  The short-term advances partially funded the loan growth we experienced in the nine months ended September 30, 2014.

We redeemed in full the $7.2 million fixed rate junior subordinated debentures carrying a 10.20% interest rate on August 22, 2014.  In the fourth quarter of 2014, the average yield on the junior subordinated debentures will reflect a full quarter’s impact of the payoff of the higher yield fixed rate debenture.  The variable rate debentures carry a floating rate tied to the 3-month LIBOR with added rate variances ranging from plus 170 basis points to plus 330 basis points, adjustable and payable quarterly.

As a result of these changes in volume and yield on earning assets and interest bearing liabilities, the FTE net interest margin increased 1 basis point, from 4.60% for the third quarter of 2013 to 4.61% for the third quarter of 2014.  Net of purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin increased 12 basis points, from 4.30% for the third quarter of 2013 to 4.42% for the third quarter of 2014.

In year-to-date comparison, FTE net interest income remained relatively flat due to a $2.7 million decrease in purchase accounting adjustments.  Of the $2.7 million, a $2.4 million decrease impacted interest income on loans for the nine months ended September 30, 2014 and resulted in a decrease in the average yield on loans, from 6.54% at September 30, 2013 to 5.99% at September 30, 2014.  The average yield on earning assets decreased in year-to-date comparison, from 5.11% at September 30, 2013 to 4.97% at September 30, 2014.  The purchase accounting adjustments added 64 basis points to the average yield on loans for the first nine months of 2013 and 29 basis points for the first nine months of 2014.  Net of purchase accounting adjustments, the average yield on earning assets increased 7 basis points, from 4.70% at September 30, 2013 to 4.77% at September 30, 2014.

Interest expense decreased $474,000 in year-over-year comparison primarily due to a decrease in the average rate paid on interest-bearing liabilities.  The average rate paid on interest-bearing liabilities decreased 6 basis points, from 0.53% at September 30, 2013 to 0.47% at September 30, 2014.  Net of purchase accounting adjustments, the average rate paid on interest-bearing liabilities decreased 10 basis points, from 0.62% at September 30, 2013 to 0.52% at September 30, 2014.  The FTE net interest margin decreased 9 basis points, from 4.71% for the nine months ended September 30, 2013 to 4.62% for the nine months ended September 30, 2014.  Net of purchase accounting adjustments, the FTE net interest margin increased 14 basis points, from 4.24% to 4.38% for the nine months ended September 30, 2013 and 2014, respectively, due to a favorable shift in earning assets from investment securities to loans.

Table 1
Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended September 30,
	2014			2013
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$351,645	$1,965	2.24%	$418,964	$2,171	2.07%
Tax exempt[2]	86,528	996	4.60%	101,226	1,200	4.74%
Total investment securities	438,173	2,961	2.70%	520,190	3,371	2.59%
Federal funds sold	3,143	2	0.25%	2,180	1	0.18%
Time and interest bearing deposits in other banks	22,922	15	0.26%	22,519	15	0.26%
Other investments	12,090	109	3.61%	10,948	80	2.92%
Total loans[3]	1,232,196	18,273	5.88%	1,123,086	17,652	6.24%
Total earning assets	1,708,524	21,360	4.96%	1,678,923	21,119	4.99%
Allowance for loan losses	(8,978)			(8,479)
Nonearning assets	193,063			192,646
Total assets	$1,892,609			$1,863,090

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,132,132	$859	0.30%	$1,133,126	$976	0.34%
Securities sold under repurchase agreements	70,587	210	1.18%	64,274	204	1.26%
Federal funds purchased	70	-	-	354	-	-
Short-term FHLB advances	28,913	13	0.18%	25,000	11	0.17%
Notes payable	26,640	95	1.40%	28,301	107	1.48%
Junior subordinated debentures	26,247	327	4.88%	29,384	335	4.46%
Total interest bearing liabilities	1,284,589	1,504	0.46%	1,280,439	1,633	0.51%

Demand deposits	392,927			388,020
Other liabilities	9,802			6,452
Shareholders’ equity	205,291			188,179
Total liabilities and shareholders’ equity	$1,892,609			$1,863,090

Net interest income and net interest spread		$19,856	4.50%		$19,486	4.48%
Net yield on interest earning assets			4.61%			4.60%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2 Interest income of $344,000 for 2014 and $415,000 for 2013 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.
3 Interest income includes loan fees of $1,580,000 for 2014 and $1,532,000 for 2013.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2
Consolidated Average Balances, Interest and Rates (in thousands)
	Nine Months Ended September 30,
	2014			2013
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$375,969	$6,164	2.19%	$426,544	$6,481	2.03%
Tax exempt[2]	88,742	3,062	4.60%	104,297	3,763	4.81%
Total investment securities	464,711	9,226	2.65%	530,841	10,244	2.57%
Federal funds sold	2,775	4	0.19%	3,910	6	0.20%
Time and interest bearing deposits in other banks	21,857	42	0.25%	34,435	70	0.27%
Other investments	11,767	268	3.04%	10,113	230	3.03%
Total loans[3]	1,195,357	53,525	5.99%	1,082,679	52,966	6.54%
Total earning assets	1,696,467	63,065	4.97%	1,661,978	63,516	5.11%
Allowance for loan losses	(8,734)			(7,691)
Nonearning assets	192,087			199,655
Total assets	$1,879,820			$1,853,942

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,147,843	$2,588	0.30%	$1,138,506	$3,044	0.36%
Securities sold under repurchase agreements	60,522	588	1.30%	52,597	565	1.44%
Federal funds purchased	305	2	0.86%	607	3	0.65%
Short-term FHLB advances	26,356	31	0.16%	8,799	11	0.16%
Notes payable	26,540	272	1.35%	28,708	316	1.46%
Other borrowings/payables	602	15	3.29%	740	18	3.21%
Junior subordinated debentures	28,327	994	4.63%	29,384	1,007	4.52%
Total interest bearing liabilities	1,290,495	4,490	0.47%	1,259,341	4,964	0.53%

Demand deposits	380,590			395,482
Other liabilities	8,188			8,785
Shareholders’ equity	200,547			190,334
Total liabilities and shareholders’ equity	$1,879,820			$1,853,942

Net interest income and net interest spread		$58,575	4.50%		$58,552	4.58%
Net yield on interest earning assets			4.62%			4.71%

1 Securities classified as available-for-sale are included in average balances.  Interest income figures reflect interest earned on such securities.
2 Interest income of $1,055,000 for 2014 and $1,327,000 for 2013 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.
3 Interest income includes loan fees of $4,322,000 for 2014 and $4,130,000 for 2013.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended September 30, 2014 compared to September 30, 2013
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(206)	$(367)	$161
Tax exempt	(204)	(170)	(34)
Federal funds sold	1	1	-
Other investments	29	9	20
Loans, including fees	621	1,654	(1,033)
Total	241	1,127	(886)

Interest paid on:
Interest bearing deposits	(117)	(1)	(116)
Securities sold under repurchase agreements	6	19	(13)
Short-term FHLB advances	2	2	-
Notes payable	(12)	(6)	(6)
Junior subordinated debentures	(8)	(37)	29
Total	(129)	(23)	(106)

Taxable-equivalent net interest income	$370	$1,150	$(780)

Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Nine Months Ended September 30, 2014 compared to September 30, 2013
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(317)	$(69)	$(248)
Tax exempt	(701)	(146)	(555)
Federal funds sold	(2)	(1)	(1)
Time and interest bearing deposits in other banks	(28)	(11)	(17)
Other investments	38	47	(9)
Loans, including fees	559	6,314	(5,755)
Total	(451)	6,134	(6,585)

Interest paid on:
Interest bearing deposits	(456)	26	(482)
Securities sold under repurchase agreements	23	95	(72)
Federal funds purchased	(1)	(1)	-
Short-term FHLB advances	20	22	(2)
Notes payable	(44)	(5)	(39)
Other borrowings/payable	(3)	(3)	-
Junior subordinated debentures	(13)	-	(13)
Total	(474)	134	(608)

Taxable-equivalent net interest income	$23	$6,000	$(5,977)

Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income increased $1.2 million in quarterly comparison, from $5.0 million for the three months ended September 30, 2013 to $6.2 million for the three months ended September 30, 2014. The increase in noninterest income resulted primarily from a $1.1 million gain on the sale of a commercial property held as ORE.  Other increases in non-interest income consisted primarily of $204,000 in service charges on deposit accounts, $89,000 in ATM/debit card income, and $52,000 in mortgage banking fees, which were partially offset by decreases in other noninterest income, including a $159,000 decrease in third party investment advisory income.

For the nine-month period ended September 30, 2014, non-interest income totaled $19.4 million compared to $14.4 million, a net increase of $5.0 million year-over-year.  The first nine months of 2014 included non-operating income of $3.0 million of executive life insurance proceeds and a $1.1 million gain on sale of ORE.  Excluding the non-operating income, increases in non-interest income consisted primarily of $591,000 in service charges on deposit accounts and $662,000 in ATM and debit card income due to higher transaction volume.

Non-interest Expense

Non-interest expenses decreased $624,000 for the third quarter 2014 compared to third quarter 2013 and included approximately $852,000 of non-operating efficiency consultant expenses, including $394,000 in losses on disposal of fixed assets and $200,000 in efficiency consultant expenses.  The $394,000 in losses on disposal of fixed assets includes costs associated with the demolition and rebuilding of a banking center in Sulphur, Louisiana.  A new banking center will be constructed to service expected growth in that market from multiple oilfield related expansion projects slated in the area. The $200,000 in efficiency consultant expenses is related to a process improvement initiative which will be on-going through year-end.  Additionally, third quarter 2014 non-operating expenses included a $258,000 loss on redemption of TRUPS.  Excluding these non-operating expenses, non-interest expenses decreased $1.5 million for the third quarter 2014 compared to third quarter 2013 and consisted primarily of decreases of $353,000 in salaries and benefits costs, $343,000 in marketing expenses, $166,000 in expenses on ORE and other assets repossessed, and $119,000 in courier expense, combined with decreases in several other noninterest expense categories.

Non-interest expenses decreased $1.5 million in year-to-date comparison, from $54.2 million for the nine months ended September 30, 2013 to $52.7 million for the nine months ended September 30, 2014.  The first nine months of 2014 included $1.2 million of non-operating expenses.  In addition to the $852,000 of non-operating expenses recorded in the third quarter of 2014 as described above, 2014 non-operating costs included $160,000 in additional efficiency consultant expenses and $189,000 in expenses associated with incentive compensation plans for Mr. Reaux.  The first nine months of 2013 included $214,000 of net merger and conversion related expenses associated with the PSB acquisition.  Excluding the non-operating expenses in 2014 and 2013, decreases in noninterest expense primarily included $678,000 in marketing expenses, $356,000 in the cost of printing and supplies, $278,000 in courier expense, $259,000 in corporate development, travel and training costs and $159,000 in check fraud losses. The decreases were partially offset by an $187,000 increase in salaries and benefits costs (primarily increased group health insurance costs) and a $498,000 increase in ATM/debit card expense.

The expense reductions noted in our quarterly and year-to-date comparisons resulted from a profitability initiative that included reducing overhead expenses through cost reduction and containment measures and through process re-engineering.  To further bolster our efficiency efforts, we signed an engagement letter in the first quarter of 2014 with FIS, a consulting firm specializing in helping banks improve their processes.  With a thorough review of many of the major functions within the bank, FIS will identify processes for improvement and will assist us in implementing those process improvements we choose to make.

Analysis of Balance Sheet

Total consolidated assets at September 30, 2014 and December 31, 2013 were $1.9 billion.   Deposits totaled $1.5 billion at September 30, 2014 and December 31, 2013.  Our stable core deposit base, which excludes time deposits, grew $25.5 million and accounted for 85.5% of deposits at September 30, 2014 compared to 84.2% of deposits at year end 2013.

Securities available-for-sale totaled $288.4 million at September 30, 2014, a decrease of $53.3 million from $341.7 million at December 31, 2013.  The securities available-for-sale portfolio declined primarily due to $33.5 million in calls, maturities and pay-downs and $22.2 million in sales of securities.  Securities held-to-maturity decreased $10.5 million, from $155.5 million at December 31, 2013 to $145.0 million at September 30, 2014, primarily due to $10.8 million in calls, maturities and pay-downs for the held-to-maturity portfolio that offset $1.1 million in purchases.  The investment securities portfolio had an effective duration of 2.9 years and an unrealized gain of $3.8 million at September 30, 2014.

Net loans totaled $1.2 billion at September 30, 2014, compared to $1.1 billion at December 31, 2013.  Total loans grew $110.8 million, or 9.7%, from year end 2013.  Increases of $48.1 million in the C&I portfolio and $33.8 million in the CRE portfolio accounted for the majority of the increase in total loans, along with solid growth of $18.9 million in the consumer loan portfolio.  The composition of the Company’s loan portfolio is reflected in Table 5 below.

Table 5 Composition of Loans (in thousands)
	September 30, 2014	December 31, 2013
Commercial, financial, and agricultural (C&I)	$452,065	$403,976
Real estate – construction	86,315	82,691
Real estate – commercial (CRE)	430,930	397,135
Real estate – residential	153,915	146,841
Installment loans to individuals	116,340	97,459
Lease financing receivable	5,285	5,542
Other	3,523	3,910
	$1,248,373	$1,137,554
Less allowance for loan losses	(9,425)	(8,779)
Net loans	$1,238,948	$1,128,775

Within the $430.9 million commercial real estate portfolio, $395.0 million is secured by commercial property, $15.0 million is secured by multi-family property, and $20.9 million is secured by farmland.  Of the $395.0 million secured by commercial property, $249.6 million, or 63.2%, is owner-occupied.  Of the $153.9 million residential real estate portfolio, 86.5% represented loans secured by first liens.  We believe our risk within the real estate and construction portfolios is diversified throughout our markets and that current exposure within the two portfolios is sufficiently provided for within the ALL at September 30, 2014.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended September 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Although the Bank historically has not utilized brokered deposits, this is a fourth potential source of liquidity, albeit one that is more costly and volatile.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $19.8 million in projected cash flows from securities repayments for the remainder of 2014 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of September 30, 2014, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $26.4 million at September 30, 2014 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from October 2014 to January 2019.  Short-term FHLB-Dallas advances totaled $35.0 million at September 30, 2014.  The rate on these advances at September 30, 2014 range from 0.15% to 0.17%, and they mature in November 2014 and December 2014.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $294.1 million at September 30, 2014.  The Bank has the ability to post additional collateral of approximately $155.3 million if necessary to meet liquidity needs.  Additionally, $237.0 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 1.00% for the three months ended September 30, 2014 and December 31, 2013.  The dividend rate was set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  Beginning February 2016, the dividend rate will increase to 9% per annum.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  During the first nine months of 2014, 5,925 shares of Series C Preferred Stock were converted into 32,917 shares of the Company’s common stock.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $94,000 for the three months ended September 30, 2014.

Dividends from the Bank totaling $12.0 million provided additional liquidity for the Company during the nine months ended September 30, 2014.  As of September 30, 2014, the Bank had the ability to pay dividends to the Company of approximately $20.7 million without prior approval from its primary regulator.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  At September 30, 2014, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of September 30, 2014, the Company’s Tier 1 leverage ratio was 9.56%, Tier 1 capital to risk-weighted assets was 12.93% and total capital to risk-weighted assets was 13.63%.  All three capital ratios decreased in sequential quarter comparison due to the payoff of the Statutory Trust I in August 2014.  The Company’s Tier 1 leverage ratio decreased 18 basis points, from 9.74% to 9.56%, which is well above regulatory minimums.  The Bank had a Tier 1 leverage capital ratio of 9.09% at September 30, 2014.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At September 30, 2014, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $255.6 million, or 20.5% of total loans.  Additionally, we monitor our exposure to loans secured by commercial real estate.  At September 30, 2014, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $491.3 million, with $3.4 million, or 0.7% on nonaccrual status.  Of the $491.3 million, $395.1 million represent CRE loans, 63.2% of which are secured by owner-occupied commercial properties.  Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending September 30, 2014 and 2013, and December 31, 2013.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	September 30, 2014	December 31, 2013	September 30, 2013
Nonaccrual loans	$7,750	$5,099	$5,760
Loans past due 90 days and over and still accruing	23	178	744
Total nonperforming loans	7,773	5,277	6,504
Other real estate	4,663	6,687	6,672
Other foreclosed assets	19	20	18
Total nonperforming assets	$12,455	$11,984	$13,194

Troubled debt restructurings	$416	$412	$533

Nonperforming assets to total assets	0.66%	0.65%	0.71%
Nonperforming assets to total loans + ORE + other assets repossessed	0.99%	1.05%	1.15%
ALL to nonperforming loans	121.25%	166.36%	133.26%
ALL to total loans	0.75%	0.77%	0.76%

QTD charge-offs	$1,253	$740	$375
QTD recoveries	428	53	61
QTD net charge-offs	$825	$687	$314
Annualized net charge-offs to total loans	0.26%	0.24%	0.11%

Nonperforming assets totaled $12.5 million at September 30, 2014, an increase of $0.5 million from the $12.0 million reported at year-end 2013 and a decrease of $739,000 from the $13.2 million reported at September 30, 2013.  The increase in the first nine months of 2014 resulted from a $2.5 million increase in nonperforming loans that offset a $2.0 million reduction in ORE.  Allowance coverage for nonperforming loans was 121.25% at September 30, 2014 compared to 166.36% at December 31, 2013 and 133.26% at September 30, 2013.  The ALL/total loans ratio remained relatively constant at 0.75% compared to 0.77% at year-end 2013 and 0.76% at September 30, 2013.  Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 1.25% of loans at September 30, 2014.  The ratio of annualized net charge-offs to total loans was 0.26% for the three months ended September 30, 2014, compared to 0.24% for the three months ended December 31, 2013, and 0.11% for the three months ended September 30, 2013.

Total nonperforming assets to total loans plus ORE and other assets repossessed decreased to 0.99% at September 30, 2014 from 1.05% at December 31, 2013 and 1.15% at September 30, 2013.  Loans classified as troubled debt restructurings (“TDRs”) totaled $416,000 at September 30, 2014 compared to $412,000 at December 31, 2013 and $533,000 at September 30, 2013.  Classified assets, including ORE, increased $3.5 million, or 11.3%, to $34.4 million compared to $30.9 million at December 31, 2013.  The increase resulted primarily from the addition of approximately $5.5 million in classified assets over the nine months ended September 30, 2014, which was partially offset by a $2.0 million reduction in ORE.  Included in the $5.5 million increase is a $3.1 million commercial real estate loan on accrual status added during the third quarter of 2014.  Additional information regarding impaired loans is included in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $9.4 million in the ALL as of September 30, 2014 is sufficient to cover probable losses in the loan portfolio.

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

During the third quarter of 2014, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended September 30, 2014.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidSouth Bancorp, Inc. (Registrant)

Date: November 7, 2014
/s/ C. R. Cloutier
C. R. Cloutier, President and CEO
(Principal Executive Officer)

/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)