Form 10-K
period 2014-12-31
MIDSOUTH BANCORP INC
filed 2015-03-13
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Yes  ☐   No   ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant at June 30, 2014 was approximately $162,712,194 based upon the closing market price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc. as of such date.   As of March 13, 2015 there were 11,349,081 outstanding shares of MidSouth Bancorp, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

MIDSOUTH BANCORP, INC.
2014 Annual Report on Form 10-K

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

Part I

Item 1 - Business

Overview

The Company was incorporated in 1984 as a Louisiana corporation and is a registered financial holding company headquartered in Lafayette, Louisiana.  Its operations have been conducted primarily through its wholly owned bank subsidiary MidSouth Bank, N.A.  The Bank, a national banking association, was chartered and commenced operations in 1985.  On December 28, 2012, we completed a merger with PSB Financial Corporation (“PSB”), the holding company of Many, Louisiana based The Peoples State Bank.  This transaction continued our strategic growth and enhanced the connection between Louisiana and Texas by expanding MidSouth Bank’s presence into central and northwest Louisiana and east Texas.  As of December 31, 2014, the Bank operated through a network of 58 offices located in Louisiana and Texas.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or similar references, mean MidSouth Bancorp, Inc. and our subsidiaries, including our banking subsidiary, MidSouth Bank, N.A., on a consolidated basis.  References to “MidSouth Bank” or the “Bank” mean our wholly owned banking subsidiary, MidSouth Bank, N.A.

Products and Services

The Bank is community oriented and focuses primarily on offering commercial and consumer loan and deposit services to small and middle market businesses, their owners and employees, and other individuals in our markets.  Our community banking philosophy emphasizes personalized service and building broad customer relationships.  Deposit products and services offered by the Bank include interest-bearing and noninterest-bearing checking accounts, investment accounts, cash management services, and electronic banking services, including remote deposit capturing services, internet banking, and debit and credit cards.  Most of the Bank’s deposit accounts are FDIC-insured up to the maximum allowed, and the Bank customers have access to a world-wide ATM network of more than 55,000 surcharge-free ATMs.

Loans offered by the Bank include commercial and industrial loans, commercial real estate loans (both owner-occupied and non-owner occupied), other loans secured by real estate and consumer loans.  We commenced operations during a severe economic downturn in Louisiana more than 30 years ago.  Our survival and growth in the ensuing years has instilled in us a conservative operating philosophy.  Our conservative attitude impacts our credit and funding decisions, including underwriting loans primarily based on the cash flows of the borrower (rather than just relying on collateral valuations) and focusing lending efforts on working capital and equipment loans to small and mid-sized businesses along with owner-occupied properties.

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

Markets

We operate in Louisiana and central and east Texas along the Interstate 10, Interstate 49, Highway 90, Interstate 45, Interstate 20 and Interstate 35 corridors.  As of December 31, 2014, our market area in Louisiana included 42 offices and is bound by Lafourche Parish to the south, East Baton Rouge Parish to the east, Caddo Parish to the north and Calcasieu Parish to the west.  Our market areas in Texas include 16 offices located in the Beaumont, Houston, Conroe, Magnolia, College Station, Dallas-Fort Worth, Tyler, and Texarkana areas. For additional information regarding our properties, see Item 2 – Properties of this Report.

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

Employees

As of December 31, 2014, the Bank employed approximately 549 full-time equivalent employees.  The Company had no employees who are not also employees of the Bank.  Through the Bank, employees receive customary employee benefits, which include an employee stock ownership plan; a 401(K) plan; and life, health and disability insurance plans.  Our directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company.  The Company considers the relationship of the Bank with its employees as a whole to be good.

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

Regulatory Capital Requirement in Effect as of December 31, 2014

Under the risk-based capital requirements for bank holding companies and financial holding companies in effect as of December 31, 2014, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) was 8%. At least half of the total capital (as defined below) was to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock), minority interests in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill and certain intangibles (“Tier 1 Capital”). The remainder of total capital could consist of qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock and allowance for loan losses (“Tier 2 Capital”, and together with Tier 1 Capital, “Total Capital”).  At December 31, 2014, our Tier 1 Capital ratio was 12.90% and Total Capital ratio was 13.73%.  Since our total consolidated assets are below $15 billion our $21.5 million aggregate principal amount of trust preferred securities issued prior to May 19, 2011 are included in our Tier 1 and Total Capital calculations.

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. As of December 31, 2014, these requirements provided for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“Leverage Ratio”) equal to 3% for bank holding companies and financial holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies and financial holding companies were generally required to maintain a leverage ratio of at least 4%. Our Leverage Ratio at December 31, 2014 was 9.52%. The capital guidelines also provided that bank holding companies and financial holding companies experiencing internal growth or making acquisitions would be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines provided that the Federal Reserve would continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

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

Basel III Capital Framework Effective January 1, 2015

In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that implement the Basel III capital framework and certain provisions of the Dodd-Frank Act.  The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;
•	revise the components of regulatory capital and create a new capital measure called “Common Equity Tier 1,” which must constitute at least 4.5% of risk-weighted assets;
•	specify that Tier 1 capital consists only of Common Equity Tier 1 and certain “Additional Tier 1 Capital” instruments meeting specified requirements;
•	apply most deductions/adjustments to regulatory capital measures to Common Equity Tier 1 and not to other components of capital, potentially requiring higher levels of Common Equity Tier 1 in order to meet minimum ratio requirements;
•	increase the minimum Tier 1 capital ratio requirement from 4% to 6%;
•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;
•	permit most banking organizations, including the Company, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;
•	implement a new capital conservation buffer of Common Equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% Common Equity Tier 1 capital ratio and be phased in over a three year period beginning January 1, 2016 which buffer is generally required to make capital distributions and pay executive bonuses;
•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;
•	require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of Common Equity Tier 1 capital in each category and 15% of Common Equity Tier 1 capital in the aggregate; and
•	remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.

The final rules became effective as of January 1, 2015, for most banking organizations including the Company and the Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact our return on equity. We believe we will continue to exceed all estimated well-capitalized regulatory requirements under these new rules on a fully phased-in basis.

The Volcker Rule
The Dodd-Frank Act required the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  The statutory provision is commonly called the “Volcker Rule”.  On December 10, 2013, the Federal Reserve and other federal agencies issued final rules to implement the Volcker Rule. In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (CDOs) backed by trust preferred securities (TruPS), effective July 21, 2015.  However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule to exempt CDOs backed by TruPS from the Volker Rule and the final rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO’s offering proceeds were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO investment on or before December 10, 2013.  At December 31, 2014, we had $266,000 of exempt CDOs with a fair market value of $1,218,000.

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

At December 31, 2014, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

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

An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranged from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt, including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10% of domestic deposits for insurances not well rated and well capitalized.  As of December 31, 2014, our risk category required a quarterly payment of approximately 5.47 basis points per $100 of assessable deposits.

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

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution.  The SEC and the federal bank regulatory agencies proposed such regulations and the comment period expired in May 2011.  Although final rules have not been adopted as of February 2015, officials from the Federal Reserve have recently indicated that the U.S. banking regulators are in the process of preparing for public comment a new rule on incentive compensation. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives. These proposed regulations incorporate the three principles discussed in the Incentive Compensation Guidance.

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
In recent years, we have faced a challenging and uncertain economic environment, including a major recession in the U.S. economy from which it is continuing to recover.  A return of recessionary conditions and/or further deterioration of national economic conditions could adversely affect the financial condition and operating performance of financial institutions.  Specifically, declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in levels of non-performing and classified assets and a decline in demand for products and services offered by financial institutions.  While economic conditions in the markets in which we operate, the U.S. and worldwide have improved since the recession, there can be no assurance that this improvement will continue.  Uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits, which could cause us to incur losses and may adversely affect our results of operations and financial condition.

Our market areas are heavily dependent on, and we have significant credit exposure to, the oil and gas industry.
The economy in a large portion of our market areas is heavily dependent on the oil and gas industry.  Many of our customers provide transportation and other services and products that support oil and gas exploration and production activities.  As of December 31, 2014, we had approximately $265.0 million in loans to borrowers in the oil and gas industry, representing approximately 20.6% of our total loans outstanding as of that date.  The average loan size is approximately $417,000, and the average loan size per relationship is roughly $714,000.  The oil and gas industry, especially in Louisiana and Texas, has been subject to significant volatility, including the “oil bust” of the 1980s that severely impacted the economies of many of our market areas.  Recent decisions by certain members of the Organization of Petroleum Exporting Countries to maintain higher crude oil production levels have led to increased global oil supplies, which when coupled with the continued exporting restrictions on the US oil and gas industry has resulted in significant declines in domestic market oil prices. Decreased market oil prices have compressed margins for many U.S.-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  As of December 31, 2014, the price per barrel of crude oil was approximately $53 compared to approximately $98 as of December 31, 2013. If oil prices remain at these low levels for an extended period, the Bank could experience weaker oil and gas related loan demand and increased losses within its oil and gas loan portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Louisiana and Texas. Accordingly, if there is a significant downturn in the oil and gas industry it could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.
We have experienced increases in the levels of our non-performing assets and loan charge-offs in recent periods. Our total non-performing assets amounted to $15.1 million, or 0.78% of our total assets, at December 31, 2014 and we had $3.2 million of net loan charge-offs and a $5.6 million provision for loan losses for the year ended December 31, 2014.  At December 31, 2014, the ratios of our ALLL to non-performing loans and to total loans outstanding were 103.10% and 0.87%, respectively.  Additional increases in our non-performing assets or loan charge-offs could have a material adverse effect on our financial condition and results of operations.

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
Effective January 1, 2015, the Basel III Capital Rules that substantially changed the regulatory risk-based capital rules applicable to the Company and the Bank began to phase in.  The Basel III Capital Rules include new minimum risk-based capital and leverage ratios and modify the capital and asset definitions for purposes of calculating those ratios.  Among other things, as of January 1, 2015, the Basel III Capital Rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1capital to risk-weighted assets requirement of 6.0% and a higher total capital to risk-weighted assets of 8.0%.  In addition, the Basel III Capital Rules provide, to be considered “well-capitalized”, a new common equity Tier 1 capital requirement of 6.5% and a higher Tier 1 capital to risk-weighted assets requirement of 8.0% that are effective as of January 1, 2015.  Moreover, the Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to the minimum risk-based capital requirements that will be phased in and fully effective in 2019.

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
We have a concentration of exposure to a number of individual borrowers.  Our largest exposure to one borrowing relationship as of December 31, 2014, was approximately $16.4 million, which is 7.9% of our total capital.  In addition, as of December 31, 2014, the aggregate exposure to the ten largest borrowing relationships was approximately $111.9 million, which was 8.7% of loans and 53.5% of total capital.  As a result of this concentration, a change in the financial condition of one or more of these borrowers could result in significant loan losses and have a material adverse effect on our financial condition and results of operations.

A significant percentage of our deposits are attributable to a relatively small number of customers. The loss of all or some of these customers or a significant decline in their deposit balances may have a material adverse effect on our liquidity and results of operations.
As of December 31, 2014, our 20 largest depositors accounted for approximately 15.1% of total deposits, of which our top five depositors accounted for approximately 9.3% of total deposits. The ability to attract these types of deposits has a positive effect on our net interest margin as they provide a relatively low cost of funds to the Bank. While we believe we have strong, long-term relationships with each of these customers, the loss of one or more of our 20 largest deposit customers, or a significant decline in the deposit balances would adversely affect our liquidity and require us to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits, possibly at interest rates higher than those currently paid on these deposits.  This could increase our total cost of funds and could result in a decrease in our net interest income and net earnings.  If we were unable to develop alternative funding sources, we may have difficulty funding loans or meeting other deposit withdrawal requirements.

We occasionally purchase non-recourse loan participations from other banks based in part on information provided by the selling bank.
From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank.  As of December 31, 2014, we had approximately $34.7 million in purchased loan participations, or approximately 2.7% of our total loan portfolio.  When we purchase loan participations, we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards.  However, we are not as familiar with the borrower and may rely on information provided to us by the selling bank and typically must rely on the selling bank’s administration of the loan relationship.  We therefore have less control over, and may incur more risk with respect to, loan participations that we purchase from selling banks as compared to loans that we originate.

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
Our loan portfolio includes a substantial percentage of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans.  Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value.  Our commercial and industrial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, equipment, or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At December 31, 2014, commercial and industrial loans totaled approximately 36.4% of our total loan portfolio.  Adverse changes in local economic conditions impacting our business borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have a high concentration of loans secured by real estate, and an adverse change in the real estate market could have a material effect on our financial condition and results of operations.
A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2014, approximately 53.8% of our loans had real estate as a primary or secondary component of collateral.  The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate in our primary markets could significantly impair the value of real estate collateral and the ability to sell real estate collateral upon foreclosure. Furthermore, it is likely that we would be required to increase the provision for loan losses.  A related risk in connection with loans secured by real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as collateral.  If we were required to liquidate real estate collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, it could have a material adverse effect on our financial condition and results of operations.

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
As prescribed by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” we undertake an annual review of the goodwill asset balance reflected in our financial statements.  We conduct an annual review in the fourth quarter of each year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment.  After our most recent annual review in the fourth quarter of 2014, we concluded there was no goodwill impairment as of such date.  As of December 31, 2014, we had $42.2 million in goodwill.  Future goodwill impairment tests may result in future non-cash charges, which could adversely affect our earnings for any such future period.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.
At December 31, 2014, $277.0 million of our securities (at fair value) were classified as available-for-sale.  At such date, the aggregate net unrealized gain on our available-for-sale securities was $4.4 million.  We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

We monitor the fair value of our entire securities portfolio as part of our ongoing other than temporary impairment (“OTTI”) evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.  In addition, as a condition to membership in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), we are required to purchase and hold a certain amount of FHLB-Dallas stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB-Dallas.  At December 31, 2014, we had stock in the FHLB-Dallas totaling approximately $3.2 million. The FHLB-Dallas stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2014, we did not recognize an impairment charge related to our FHLB-Dallas stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB-Dallas may not require us to recognize an impairment charge with respect to such holdings.

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
Our profitability is dependent to a large extent on net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.  For example, as loans in our portfolio have matured, they have been replaced by loans with lower yields across all loan categories versus year ago levels.   We expect this trend to continue during 2015.  Furthermore, some of our variable interest rate loans have minimum fixed interest rates (“floors”) that are currently above the contractual variable interest rate.  If interest rates rise, the interest income from our variable interest rate loans with floors may not increase as quickly as interest expense on our liabilities, which would negatively impact our net interest income.

The ability to shift earning assets from lower margin securities to higher margin loans has offset some of the negative impact to our net interest margins from the prolonged low interest rate environment.  However, we do not expect this trend to continue in 2015 given liquidity constraints.

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
Our stock incentive plan provides for the granting of stock incentives to directors, officers, and employees.  As of December 31, 2014, there were 358,073 shares issued under options.  Likewise, approximately 457,500 shares, including shares issuable under currently outstanding options, may be issued in the future to directors, officers, and employees under our existing equity incentive plans.  In addition, in 2009, as part of our participation in the Treasury’s Capital Purchase Program (“CPP”), we also issued a stock purchase warrant that currently entitles the holder to purchase 104,384 shares of our common stock at an exercise price of $14.37 per share. It is probable that options and/or warrants will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option or warrant.  The incentive plan also provides that all issued options automatically and fully vest upon a change in control.  If the options are exercised, share ownership will be diluted.

Additionally, share ownership of our common stock will be diluted from shares issued upon conversion of the Series C Preferred Stock issued in the PSB acquisition. As of December 31, 2014, there were 93,680 shares of Series C Preferred Stock issued and outstanding.  Holders may convert the Series C Preferred Stock at any time into shares of the Company’s common stock at a conversion price of $18.00 per share, subject to customary antidilution adjustments.  In addition, on or after the fifth anniversary of the closing date, the Company will have the option to require conversion of the Series C Preferred Stock if the closing price of the Company’s common stock for 20 trading days within any period of 30 consecutive trading days, exceeds 130% of the conversion price.

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
At December 31, 2014, we had outstanding $22.2 million of trust preferred securities.  These securities are senior to shares of common stock.  As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our stockholders.  While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred stockholders during that time.

In addition, with respect to the $32.0 million in Series B Preferred Stock outstanding that was issued to the Treasury in the SBLF Transaction, we are required to pay cumulative dividends on the Series B Preferred Stock at an annual rate.  The dividend rate was set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  Beginning February 25, 2016, the dividend rate will increase to 9% per annum.  The $10.0 million in Series C Preferred Stock that was issued in connection with the PSB acquisition, calls for the non-cumulative payment of dividends at an annual rate of 4.0%. Dividends paid on our Series B Preferred Stock or Series C Preferred Stock will also reduce the net income available to our common stockholders and our earnings per common share.  We may not declare or pay dividends on our common stock or repurchase shares of our common stock without first having paid all accrued preferred dividends that are due.

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
Our directors and executive officers beneficially own approximately 2.1 million shares, or 18.7%, of our outstanding common stock as of December 31, 2014.  As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on our business as stockholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our stockholders should be aware that our directors and executive officers may have interests that are different from, or in addition to, the interests of our stockholders generally.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

We lease our principal executive and administrative offices and principal facility in Lafayette, Louisiana under a lease expiring July 31, 2021.  In addition to our principal facility, we also have eight other branches located in Lafayette, Louisiana, three in New Iberia, Louisiana, four in Baton Rouge, Louisiana, three in Natchitoches, Louisiana, two in Many, Louisiana, two in Alexandria, Louisiana, two in Lake Charles, Louisiana, two in Houma, Louisiana, and one branch in each of the following Louisiana cities: Breaux Bridge, Cecilia, St. Martinville, Larose, Jeanerette, Opelousas, Morgan City, Jennings, Sulphur, Thibodaux, Robeline, Greenwood, Zwolle and Mansfield.  We also have an operations office in Breaux Bridge, Louisiana.  Thirty-one of these offices are owned and eleven are leased.

Additionally, in our Texas market area we have two full service branches located in each of the following Texas cities: Beaumont and Houston.  Our additional full service branches in the Texas market area are located in Vidor, Conroe, Magnolia, College Station, Dallas, Fort Worth, Mesquite, Rockwall, Greenville, White Rock, Tyler and Texarkana.  Of these offices, ten are owned and six are leased.

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

Item 4 – Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages as of December 31, 2014, and positions of our current executive officers are listed below along with their business experience during the past five years.

C. R. Cloutier, 67 – President, Chief Executive Officer and Director of the Company and the Bank since 1984.

Troy Cloutier, 41 – Senior Executive Vice President and Chief Banking Officer of the Company and the Bank since February 2011.  Prior to his appointment as Chief Banking Officer, Mr. Cloutier had been with MidSouth Bank for 18 years and most recently served as Senior Vice President and Regional President for the South and East Louisiana Regions in addition to managing due diligence for the Bank’s mergers and acquisitions team.  Troy Cloutier is the son of C. R. Cloutier.

James R. McLemore, 55 – Senior Executive Vice President and Chief Financial Officer of the Company and the Bank since July 2009.

Jeffery L. Blum, 46 – Senior Executive Vice President and Chief Credit Officer of the Company and the Bank since August 2014.  Prior to joining the Company and the Bank, Mr. Blum worked for Whitney Bank since 1993, having most recently served as Morgan City area president.

All executive officers are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual stockholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of February 28, 2015, there were 918 common stockholders of record.  The Company’s common stock trades on the NYSE under the symbol “MSL.”  Prior to September 23, 2013, our common stock traded on the NYSE MKT under the symbol “MSL.”  The high and low sales price for the past eight quarters has been provided in the Selected Quarterly Financial Data tables that are included with this filing under Item 8 and is incorporated herein by reference.

Cash dividends totaling $4.0 million were declared to common stockholders during 2014.  The regular quarterly dividend of $0.08 per share was paid for the first quarter of 2014.  The regular quarterly dividend was increased to $0.09 per share for the second, third and fourth quarters of 2014, for a total of $0.35 per share for the year.  Cash dividends totaling $3.5 million were declared to common stockholders during 2013.  The regular quarterly dividend of $0.07 per share was paid for the first quarter of 2013.  The regular quarterly dividend was increased to $0.08 per share for the second, third and fourth quarters of 2013, for a total of $0.31 per share for the year.

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

The following graph compares the cumulative total return on our common stock over a period beginning December 31, 2009 with (1) the cumulative total return on the stocks included in the Russell 3000 and (2) the cumulative total return on the stocks included in the SNL  Securities, LC (“SNL”) $1B - $5B Bank Index.  The comparison assumes an investment in our common stock on the indices of $100 at December 31, 2009 and assumes that all dividends were reinvested during the applicable period.

MidSouth Bancorp, Inc.

		Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
MidSouth Bancorp, Inc.	100.00	112.64	97.44	124.90	139.13	137.70
Russell 3000	100.00	116.93	118.13	137.52	183.66	206.72
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81

The stock price information shown above is based on historical data and should not be considered indicative of future price performance.

Item 6 – Five Year Summary of Selected Financial Data

	At and For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)

Interest income	$83,487	$83,203	$61,022	$51,007	$48,124
Interest expense	(5,807)	(6,539)	(5,840)	(5,802)	(7,395)
Net interest income	77,680	76,664	55,182	45,205	40,729
Provision for loan losses	(5,625)	(3,050)	(2,050)	(3,925)	(5,020)
Noninterest income	24,422	19,319	14,944	13,061	14,857
Noninterest expenses	(70,009)	(72,606)	(54,655)	(49,304)	(43,818)
Earnings before income taxes	26,468	20,327	13,421	5,037	6,748
Income tax expense	(7,358)	(6,151)	(3,779)	(564)	(968)
Net earnings	$19,110	$14,176	$9,642	$4,473	$5,780
Preferred dividend requirement	(698)	(1,332)	(1,547)	(1,802)	(1,198)
Net earnings available to common stockholders	$18,412	$12,844	$8,095	$2,671	$4,582

Basic earnings per common share	$1.63	$1.14	$0.77	$0.27	$0.47
Diluted earnings per common share	$1.58	$1.12	$0.77	$0.27	$0.47
Dividends per common share	$0.35	$0.31	$0.28	$0.28	$0.28

Total loans	$1,284,431	$1,137,554	$1,046,940	$746,305	$580,812
Total assets	1,936,740	1,851,160	1,851,728	1,396,756	1,002,339
Total deposits	1,585,234	1,518,803	1,551,904	1,164,806	800,772
Long-term obligations	48,444	57,087	58,512	15,465	15,465

Selected ratios:
Loans to assets	66.32%	61.45%	56.54%	53.43%	58.00%
Loans to deposits	81.02%	74.90%	67.46%	64.07%	72.53%
Deposits to assets	81.85%	82.05%	83.81%	83.39%	79.89%
Return on average assets	0.97%	0.69%	0.58%	0.24%	0.47%
Return on average common equity	11.43%	8.64%	6.05%	2.22%	3.92%

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to highlight changes in the financial condition of the Company and on its results of operations during 2014, 2013 and 2012.   This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

Overview

We are a financial holding company, headquartered in Lafayette, Louisiana, that through our community banking subsidiary, MidSouth Bank, N.A., operates 58 offices in Louisiana and Texas.  We had approximately $1.9 billion in consolidated assets as of December 31, 2014.  We derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Approximately 75.3% of our total deposits are interest-bearing.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  The resulting ratio of that difference as a percentage of our average earning assets represents our net interest margin.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.  In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

Our financial results for the years ended December 31, 2012, 2013 and 2014 were impacted by disruptions in the national economy and the resulting financial uncertainty that continues to have an effect on the banking industry.  While we believe high energy prices and an active oil and gas industry insulated our markets from the full impact of the national recession, the economic uncertainty and difficult real estate markets had an impact on our loan losses, loan demand and our net interest margin.  With the recent sharp decline in oil prices, we are closely monitoring our oil and gas loan portfolio.  If oil prices remain at these low levels for an extended period, we could experience weaker oil and gas related loan demand and increased losses within the oil and gas loan portfolio.

In December 2012, we grew the MidSouth franchise through a merger with PSB Financial Corporation (“PSB”), the holding company of Many, Louisiana based The Peoples State Bank.  This transaction continued our strategic growth and enhanced the connection between Louisiana and Texas by expanding the Bank’s presence into central and northeast Louisiana and east Texas.  We acquired approximately $465.0 million in assets at fair value from PSB and added 15 banking centers with approximately $260.1 million in loans and approximately $400.6 million in deposits.  The systems conversion for PSB was completed in March 2013.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements included in this report. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking practices.  Our most critical accounting policy relates to the determination of the allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments.  The determination of the adequacy of the allowance involves significant judgment and complexity and is based on many factors.  If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for loan losses may be required.  See Asset Quality – Allowance for Loan Losses and Note 1 and Note 3 of the notes to the consolidated financial statements.

Another of our critical accounting policies relates to the valuation of goodwill, intangible assets and other purchase accounting adjustments.  We account for acquisitions in accordance with ASC Topic No. 805, which requires the use of the purchase method of accounting.  Under this method, we are required to record assets acquired and liabilities assumed at their fair value, including intangible assets.  Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions.  Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective.  Resulting goodwill from an acquisition under the purchase method of accounting represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.  In evaluating the goodwill on our consolidated balance sheet for impairment at December 31, 2014, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  After making the assessment based on several factors, which included but was not limited to the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we determined it is more likely than not that the fair value of our acquired assets is greater than the carrying amount and, accordingly, no impairment of goodwill was recorded for the year ended December 31, 2014.

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

Results of Operations

Net income available to common stockholders for the year ended December 31, 2014 totaled $18.4 million compared to $12.8 million for the year ended December 31, 2013, or an increase of $5.6 million.  Diluted earnings per share were $1.58 for the year ended December 31, 2014, compared to $1.12 for 2013.  The $5.6 million increase in net earnings included $3.0 million of executive life insurance proceeds and a $1.1 million gain on sale of ORE recorded in noninterest income for the year ended December 31, 2014.  Excluding these non-operating income items and non-operating expenses of $394,000 in losses on disposal of fixed assets, a $258,000 loss on redemption of Trust Preferred Securities, $516,000 in efficiency consultant expenses, and $189,000 of expenses related to the loss of an executive officer, operating earnings totaled $15.6 million at December 31, 2014.  Net of $214,000 of net merger and conversion related expenses associated with the PSB acquisition in the first quarter of 2013, operating earnings totaled $13.0 million at December 31, 2013.  The net increase of $2.6 million in operating earnings in year-over-year comparison resulted primarily from a $3.7 million decrease in noninterest expense and a $1.0 million increase in noninterest income.  Net interest income also increased $1.0 million which included a $732,000 decrease in interest expense.  Dividends on preferred stock decreased $634,000 due primarily to a reduction in the rate on the Series B Preferred Stock to 1.00% beginning in the fourth quarter of 2013.  The increase in revenues was partially offset by a $2.6 million increase in the provision for loan losses and a $1.2 million increase in income tax expense.

Total consolidated assets remained constant at $1.9 billion for the years ended December 31, 2014 and December 31, 2013.  Deposits totaled $1.6 billion at December 31, 2014, compared to $1.5 billion at December 31, 2013.  Our stable core deposit base, which excludes time deposits, grew $55.5 million and accounted for 84.1% of deposits at December 31, 2014 compared to 84.2% of deposits at year end 2013.  Time deposits grew $10.9 million for the year ended December 31, 2014.  Net loans totaled $1.3 billion at December 31, 2014, compared to $1.1 billion at December 31, 2013.  Net loans grew $144.4 million, or 12.8%, for the year ended December 31, 2014.

Our Tier 1 leverage capital ratio increased to 9.52% at December 31, 2014 compared to 9.35% at December 31, 2013.  Tier 1 risk-weighted capital and total risk-weighted capital ratios were 12.90% and 13.73% at December 31, 2014, compared to 13.47% and 14.19% at December 31, 2013, respectively.  The Tier 1 common equity ratio at December 31, 2014 was 8.36%.  Return on average common equity was 11.43% for 2014 compared to 8.64% for 2013.  Return on average assets was 0.97% compared to 0.69% for the same periods, respectively.

Nonperforming assets totaled $15.1 million at December 31, 2014, an increase of $3.1 million over the $12.0 million reported for year-end 2013.  The increase resulted primarily from a $5.6 million increase in nonperforming loans, which was partially offset by a $2.5 million decrease in other real estate owned.  Nonaccrual loans totaled $10.7 million at December 31, 2014, compared to $5.1 million at December 31, 2013.  Loans past due 90 days or more and still accruing interest totaled $187,000 at December 31, 2014, compared to $178,000 at December 31, 2013.  Total nonperforming assets to total assets were 0.78% at December 31, 2014, compared to 0.65% at December 31, 2013.  Loans classified as troubled debt restructurings (“TDRs”) totaled $410,000 at December 31, 2014, compared to $412,000 at December 31, 2013.

Allowance coverage for nonperforming loans was 103.10% at December 31, 2014, compared to 166.36% at December 31, 2013.  Year-to-date net charge-offs were 0.26% of average total loans as of December 31, 2014 compared to 0.15% as of December 31, 2013.  The ALL/total loans ratio increased to 0.87% for the year ended December 31, 2014, compared to 0.77% at December 31, 2013.

Table 1
Summary of Return on Equity and Assets
	2014	2013	2012
Return on average assets	0.97%	0.69%	0.58%
Return on average common equity	11.43%	8.64%	6.05%
Dividend payout ratio on common stock	22.15%	27.68%	36.36%
Average equity to average assets	10.71%	10.27%	11.88%

NOTE: 2014 return on average assets and return on average common equity were impacted by $3.0 million of executive life insurance proceeds, a $1.1 million gain on sale of ORE, a $394,000 in losses on disposal of fixed assets, a $258,000 loss on redemption of Trust Preferred Securities, $516,000 in efficiency consultant expenses, and $189,000 of expenses related to the loss of an executive officer.  Excluding these non-operating items, return on average assets for the year ended December 31, 2014 was 0.83% and return on average common equity for the year ended December 31, 2014 was 9.70%.  2012 return on average assets and return on average common equity were impacted by approximately $1.2 million of merger costs due to the PSB merger.  Excluding these merger costs, return on average assets for the year ended December 31, 2012 was 0.64% and return on average common equity for the year ended December 31, 2012 was 6.64%.

Earnings Analysis

Net Interest Income
Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.63%, 4.71%, and 4.45% for the years ended December 31, 2014, 2013, and 2012, respectively.  Tables 2 and 3 analyze the changes in net interest income for the years ended December 31, 2014, 2013, and 2012.

Table 2
Consolidated Average Balances, Interest, and Rates (in thousands)
	Year Ended December 31,
	2014			2013			2012
	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate
Assets
Investment securities[1]
Taxable	$366,786	$8,100	2.21%	$422,264	$8,609	2.04%	$373,277	$8,083	2.17%
Tax exempt[2]	87,449	4,028	4.61%	102,873	4,932	4.79%	80,590	4,120	5.11%
Total investment securities	454,235	12,128	2.67%	525,137	13,541	2.58%	453,867	12,203	2.69%
Federal funds sold	3,032	6	0.20%	3,563	7	0.19%	3,482	7	0.20%
Time and interest bearing deposits in other banks	27,649	70	0.25%	29,422	79	0.26%	34,087	92	0.27%
Other investments	11,590	347	2.99%	10,403	308	2.96%	5,758	184	3.20%
Loans
Commercial and real estate	1,111,702	65,498	5.89%	1,008,940	64,748	6.42%	661,759	42,217	6.36%
Installment	100,960	6,829	6.76%	88,648	6,268	7.07%	104,259	7,559	7.23%
Total loans[3]	1,212,662	72,327	5.96%	1,097,588	71,016	6.47%	766,018	49,776	6.48%
Total earning assets	1,709,168	84,878	4.97%	1,666,113	84,951	5.10%	1,263,212	62,262	4.92%
Allowance for loan losses	(8,850)			(7,928)			(7,182)
Nonearning assets	191,761			197,980			140,085
Total assets	$1,892,079			$1,856,165			$1,396,115

Liabilities and stockholders’ equity
NOW, money market, and savings	$921,631	$2,147	0.23%	$874,890	$2,362	0.27%	$605,869	$1,816	0.30%
Time deposits	228,856	1,368	0.60%	260,650	1,599	0.61%	273,932	2,284	0.83%
Total interest-bearing deposits	1,150,487	3,515	0.31%	1,135,540	3,961	0.35%	879,801	4,100	0.46%
Securities sold under agreements to repurchase	62,844	795	1.27%	56,233	772	1.37%	50,776	756	1.48%
Federal funds purchased	228	2	0.87%	643	4	0.61%	21	-	-
Short-term FHLB advances	26,946	43	0.16%	12,608	20	0.16%	-	-	-
Other borrowings	-	-	-	616	18	3.05%	11	-	-
Notes payable	26,936	378	1.38%	28,448	418	1.46%	-	-	-
Junior subordinated debentures	26,774	1,074	3.96%	29,384	1,346	4.52%	15,503	984	6.24%
Total interest-bearing liabilities	1,294,215	5,807	0.45%	1,263,472	6,539	0.52%	946,112	5,840	0.62%
Demand deposits	386,664			393,831			274,369
Other liabilities	8,569			8,238			9,721
Stockholders’ equity	202,631			190,624			165,913
Total liabilities and stockholders’ equity	$1,892,079			$1,856,165			$1,396,115

Net interest income and net interest spread[4]		$79,071	4.52%		$78,412	4.58%		$56,422	4.30%
Net yield on interest-earning assets			4.63%			4.71%			4.45%

1 Securities classified as available-for-sale are included in average balances and interest income figures and reflect interest earned on such securities.
2 Interest income of $1,391,000 for 2014, $1,748,000 for 2013, and $1,240,000 for 2012 is added to interest earned on tax-exempt obligations to reflect tax-equivalent yields using a tax rate of 35%.
3 Interest income includes loan fees of $5,888,000 for 2014, $5,508,000 for 2013, and $3,474,000 for 2012.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.
4 Net interest income includes accretion income of $3,647,000 for 2014, $6,975,000 for 2013, and $2,829,000 for 2012.

Table 3
Changes in Taxable-Equivalent Net Interest Income (in thousands)
	2014 Compared to 2013			2013 Compared to 2012
	Total Increase	Change Attributable to		Total Increase	Change Attributable to
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment securities
Taxable	$(509)	$(1,188)	$679	$526	$1,018	$(492)
Tax-exempt	(904)	(716)	(188)	812	1,081	(269)
Federal funds sold	(1)	(1)	-	-	-	-
Time and interest-bearing deposits in other banks	(9)	(4)	(5)	(13)	(11)	(2)
Other investments	39	36	3	124	139	(15)
Loans, including fees	1,311	7,114	(5,803)	21,240	21,453	(213)
Total	(73)	5,241	(5,314)	22,689	23,680	(991)

Interest paid on:
Interest-bearing deposits	(446)	51	(497)	(139)	1,029	(1,168)
Securities sold under agreements to repurchase	23	87	(64)	16	78	(62)
Federal funds purchased	(2)	(4)	2	4	4	-
Short-term FHLB advances	23	23	-	20	20	-
Other borrowings	(18)	(18)	-	18	18	-
Notes payable	(40)	(20)	(20)	417	417	-
Junior subordinated debentures	(272)	(107)	(165)	362	701	(339)
Total	(732)	12	(744)	698	2,267	(1,569)
Taxable-equivalent net interest income	$659	$5,229	$(4,570)	$21,991	$21,413	$578

NOTE:  Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Net interest income on a fully taxable-equivalent (“FTE”) basis increased $659,000 for 2014 over 2013, primarily due to a $732,000 decrease in interest expense.  Interest income remained relatively flat in year-over-year comparison, as a $1.4 million decrease in FTE interest income on investments was offset by a $1.3 million increase in interest income on loans.  Interest income on loans increased $1.3 million despite a $2.9 million reduction in purchase accounting adjustments on acquired loans.  The average volume of loans increased $115.1 million in year-over-year comparison, and the average yield on loans decreased 51 basis points, from 6.47% to 5.96%.  The average yield on earning assets decreased in year-over-year comparison, from 5.10% at December 31, 2013 to 4.97% at December 31, 2014.  The purchase accounting adjustments added 60 basis points to the average yield on loans for the year ended December 31, 2013 and 28 basis points for the year ended December 31, 2014.  Net of purchase accounting adjustments, the average yield on earning assets increased 6 basis points, from 4.71% at December 31, 2013 to 4.77% at December 31, 2014.  Interest expense decreased $732,000 in year-over-year comparison primarily due to a 7 basis point decrease in the average rate paid on interest-bearing liabilities, from 0.52% at December 31, 2013 to 0.45% at December 31, 2014.  Net of purchase accounting adjustments, the average rate paid on interest-bearing liabilities decreased 10 basis points, from 0.60% at December 31, 2013 to 0.50% at December 31, 2014.  The FTE net interest margin decreased 8 basis points, from 4.71% for the year ended December 31, 2013 to 4.63% for the year ended December 31, 2014.  Net of purchase accounting adjustments, the FTE net interest margin increased 13 basis points, from 4.26% to 4.39% for the years ended December 31, 2013 and 2014, respectively, due to a favorable shift in earning assets from investment securities to loans.

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

Noninterest Income
Noninterest income totaled $24.4 million at December 31, 2014, compared to $19.3 million at December 31, 2013 and $14.9 million at December 31, 2012.  Service charges and fees on deposit accounts represent the primary source of noninterest income for us.  Income from service charges and fees on deposit accounts, including insufficient funds fees (“NSF” fees), increased $555,000 in 2014 compared to a $1.8 million increase in 2013.  The increase in 2013 was primarily due to a higher volume of transaction accounts as a result of the PSB acquisition.  Income on ATM and debit card transactions increased $809,000 in 2014 and $1.8 million in 2013 as the result of an increase in electronic transactions processed.  Noninterest income for the year ended December 31, 2014 also included executive officer life insurance proceeds of $3.0 million and a $1.1 million gain on sale of ORE.  Excluding these non-operating income items, other noninterest income decreased $338,000 in 2014 and increased $785,000 in 2013, including net gains on sales of securities.  The $338,000 decrease in 2014 primarily consisted of decreases of $162,000 in third party investment advisory income and $106,000 in gains on sales of securities.  The $785,000 increase in 2013 included increases of $219,000 in third party investment advisory income, $162,000 in fees earned from credit-related products and $74,000 in VISA merchant and annual fees.

Noninterest Expense
Total noninterest expense decreased 3.6%, or $2.6 million, from 2013 to 2014 and increased 32.8%, or $18.0 million, from 2012 to 2013.  Non-operating expenses in 2014 consisted of $394,000 in losses on disposal of fixed assets, a $258,000 loss on redemption of Trust Preferred Securities, $516,000 in efficiency consultant expenses, and $189,000 of expenses related to the loss of an executive officer.  Non-operating expenses in 2013 consisted of $214,000 of net merger and conversion related expenses associated with the PSB acquisition.  Non-operating expenses in 2012 consisted of $1.2 million of merger related expenses associated with the PSB acquisition.  Excluding these non-operating expenses, total noninterest expense decreased $3.7 million from 2013 to 2014 and increased $19.0 million from 2012 to 2013.  The decrease in 2014 resulted from efficiency efforts begun in the fourth quarter of 2013.  The $19.0 million increase in 2013 resulted from the addition of 15 branches through the PSB acquisition and 6 new branches opened in late 2012 and early 2013.

Excluding non-operating expenses, salaries and employee benefits decreased $474,000, or 1.4%, in 2014 and increased $9.6 million, or 38.9%, in 2013.  Through attrition and efficiency efforts, we reduced the number of employees on a full-time equivalent basis by 55 during 2014, from 604 at year end 2013 to 549 at year end 2014.  In 2014, an $882,000 decrease in salaries costs was partially offset by a $598,000 increase in group health costs.

Approximately $4.4 million of the $9.6 million increase in 2013 resulted from salary costs in the new Timber Region and new branches added late in 2012 and early 2013.  Also contributing to the increase in salaries and employee benefits expense was a $959,000 increase in group health costs and a $413,000 increase in the cost of stock-based benefit plans.  The increase in the cost of stock-based benefit plans was the result of stock options granted to employees during 2012 and 2013.

Excluding non-operating expenses, occupancy expenses decreased $38,000 in 2014 and increased $3.8 million in 2013.  The increase in occupancy expense in 2013 resulted primarily from the PSB acquisition and included additional depreciation expense and property tax expense.  Excluding operating expenses on the Timber Region and the six new branches opened in late 2012 and 2013, occupancy expense increased $1.7 million in 2013.  Premises and equipment additions and leasehold improvements totaled approximately $5.6 million, $14.3 million and $22.7 million for the years 2014, 2013, and 2012, respectively.

Excluding non-operating expenses, ATM and debit card processing fees increased $510,000 in 2014 and increased $820,000 in 2013 primarily due to an increased volume of electronic transactions processed.  Additionally, losses on electronic transactions increased $102,000 in 2014 and $30,000 in 2013.

Excluding non-operating expenses, data processing costs, included in other non-interest expense, increased $105,000 in 2014 and $427,000 in 2013.  The increase in 2013 resulted primarily from expenses related to the cost of adding the acquired and new branches into our information technology network.

Excluding non-operating expenses, other noninterest expense decreased $3.8 million in 2014 and included decreases of $666,000 in marketing costs, $440,000 in legal and professional fees, $316,000 in printing and supplies, $510,000 in expenses on ORE and other repossessed assets and $397,000 in courier expense.  Several other noninterest expense categories decreased as a result of efficiency efforts.

Other noninterest expense increased $4.4 million in 2013 and included increases of $811,000 in marketing costs, $517,000 in corporate development expense (including business travel), $335,000 in printing and supplies, and $181,000 in FDIC and other regulatory fees.  Several other noninterest expense categories increased as a result of the PSB merger and new branches added during the year.

Income Taxes
Income tax expense increased $1.2 million in 2014 and $2.4 million in 2013 and approximated 28%, 30%, and 28% of income before taxes in 2014, 2013 and 2012, respectively.  In 2012, the Company exceeded $10.0 million in pre-tax income which increased the statutory tax rate from 34% to 35%.  The impact of nontaxable municipal interest income and other tax considerations resulted in lower effective tax rates for each of the three years presented in the Consolidated Statement of Earnings included in Item 8 of this filing.  For the year ended December 31, 2014, executive officer life insurance proceeds of $3.0 million further lowered the effective tax rate.  The notes to the consolidated financial statements provide additional information regarding income tax considerations.

Balance Sheet Analysis

Investment Securities
Total investment securities decreased $79.0 million in 2014, from $497.2 million in 2013 to $418.2 million at December 31, 2014.  The decrease in investment securities partially funded a $146.9 million increase in loans during 2014.  The decrease resulted primarily from $62.8 million in maturities and calls of securities and $22.2 million in sales of securities.  Average duration of the portfolio was approximately 3.2 years as of December 31, 2014 and the average taxable-equivalent yield was 2.67%.  For the year ended December 31, 2013, average duration of the portfolio was 4.2 years and the average taxable-equivalent yield was 2.58%.  Unrealized net gains before tax effect in the securities available-for-sale portfolio were $4.4 million at December 31, 2014, compared to unrealized net losses before tax effect of $163,000 at December 31, 2013.  These amounts resulted from interest rate fluctuations.

At December 31, 2014, approximately $194.5 million, or 70.2%, of the securities available-for-sale portfolio represented mortgage-backed securities and CMOs.  All of the mortgage-backed securities and CMOs are government agency sponsored with the exception of three privately issued CMOs with a current market value of $44,000.  Risk due to changes in interest rates on mortgage-backed pools is monitored by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security.  CMOs totaled $85.4 million and represented pools that each had a book value of less than 10% of stockholders' equity at December 31, 2014.  Other asset-backed securities totaled $24.3 million at December 31, 2014.  These securities are collateralized by student loans issued under the Federal Family Education Loan Program.  Under the program, the loans are re-insured by the Department of Education for amounts generally ranging from 97% - 100%.  The collateralized debt obligation in the securities available-for-sale portfolio was acquired through the PSB merger and is a debt security comprised of a pool of financial institutions’ trust preferred securities.  The fair value of the security at December 31, 2014 totaled $1.2 million.  The mutual fund in the securities available-for-sale portfolio is a CRA Qualified Investment Fund comprised of a mix of high credit quality bonds.   The fair value of the security at December 31, 2014 totaled $2.1 million.  An additional 3.7% of the available-for-sale portfolio consisted of short-term U.S. Government sponsored enterprises securities, while municipal securities represented 16.1%.  At December 31, 2014, approximately $95.3 million, or 67.5%, of the held-to-maturity portfolio represented mortgage-backed securities and CMOs.  The remainder of the held-to-maturity portfolio, approximately $45.9 million, consisted of municipal securities.

Additional information on our investment securities portfolio is provided in Note 3 of the notes to consolidated financial statements.

Table 4 Composition of Investment Securities December 31 (in thousands)
	2014	2013	2012	2011	2010
Available-for-sale securities
U. S. Government sponsored enterprises	$10,227	$11,265	$13,424	$94,999	$117,698
Obligations of state and political subdivisions	44,605	59,978	87,421	96,149	108,852
GSE mortgage-backed securities	109,103	145,965	178,819	109,487	11,472
Collateralized mortgage obligations: residential	60,839	70,887	101,986	41,468	22,688
Collateralized mortgage obligations: commercial	24,545	27,346	29,761	25,138	3,099
Other asset-backed securities	24,343	25,489	12,742	-	-
Collateralized debt obligation	1,218	735	464	-	-
Mutual funds	2,104	-	-	-	-
Total available-for-sale securities	$276,984	$341,665	$424,617	$367,241	$263,809

Held-to-maturity securities
Obligations of state and political subdivisions	$45,914	$47,377	$42,900	$340	$1,588
GSE mortgage-backed securities	67,268	78,272	89,383	82,497	-
Collateralized mortgage obligations: residential	12,709	14,189	5,009	-	-
Collateralized mortgage obligations: commercial	15,310	15,685	16,232	17,635	-
Total held-to-maturity securities	$141,201	$155,523	$153,524	$100,472	$1,588

Total investment securities	$418,185	$497,188	$578,141	$467,713	$265,397

Table 5 Investment Securities Portfolio Maturities and Average Taxable-Equivalent Yields For the Year Ended December 31, 2014 (dollars in thousands)
	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Securities available-for-sale:
U.S. Government sponsored enterprises	$-	-	$10,227	0.78%	$-	-	$-	-	$10,227
Obligations of state and political subdivisions[1]	8,312	5.36%	20,713	5.75%	13,658	5.32%	1,922	5.82%	44,605
GSE mortgage-backs and CMOs: residential	168	4.54%	149,176	2.90%	20,515	2.72%	83	2.10%	169,942
GSE mortgage-backs and CMOs: commercial	-	-	24,545	2.64%	-	-	-	-	24,545
Other asset-backed securities	-	-	23,796	1.11%	547	1.21%	-	-	24,343
Collateralized debt obligation	-	-	-	-	-	-	1,218	4.88%	1,218
Mutual funds	2,104	1.15%	-	-	-		-	-	2,104
Total fair value	$10,584		$228,457		$34,720		$3,223		$276,984

	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Years		After 10 Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Obligations of state and political subdivisions[1]	$105	4.26%	$3,097	2.83%	$11,308	3.23%	$31,404	3.34%	$45,914
GSE mortgage-backs and CMOs: residential	-	-	79,977	2.43%	-	-	-	-	79,977
GSE mortgage-backs and CMOs: commercial	-	-	15,310	2.36%	-	-	-	-	15,310
Total cost	$105		$98,384		$11,308		$31,404		$141,201

1 Tax exempt yields are expressed on a fully taxable equivalent basis.

Loan Portfolio
The loan portfolio totaled $1.3 billion at December 31, 2014, up 12.9%, or $146.9 million, from $1.1 billion at December 31, 2013 as a result of improved loan demand and funding activity within our markets.  Of the $146.9 million, $70.0 million and $63.2 million were in the commercial real estate (“CRE”) and commercial, financial, and agricultural (“C&I”) portfolios, respectively.

Our loan portfolio is diversified throughout our Louisiana and Texas markets, with a focus on C&I and CRE loans.  Our C&I and CRE loans are primarily underwritten on cash flow analyses versus collateral valuations.  The C&I portfolio consists primarily of term loans or revolving lines of credit which are generally structured with annual maturity.  The term loans are generally structured with fixed rates and three to five year maturities.  The CRE portfolio consists primarily of credits that have fifteen to twenty year amortization terms with rates fixed primarily for three years, but up to five years.  We believe the shorter term structure of our C&I and CRE credits allows greater flexibility in controlling interest rate risk.

The loan portfolio at December 31, 2014 consisted of approximately 42.8% in fixed rate loans, with the majority maturing within five years.  Approximately 57.2% of the portfolio earns a variable rate of interest, the greater majority of which adjusts simultaneous with changes in the Prime rate and a smaller portion that adjusts on a scheduled repricing date.  The mix of variable and fixed rate loans provides some protection from changes in market rates of interest.  Additionally, we have established rate floors, primarily for our commercial loans, that provided some protection to our net interest margin during the current sustained low interest rate environment.

Table 6 Composition of Loans
December 31 (in thousands)
	2014	2013	2012	2011	2010
Commercial, financial, and agricultural	$467,147	$403,976	$315,655	$223,283	$177,598
Real estate – construction	68,577	82,691	75,334	52,712	54,164
Real estate – commercial	467,172	397,135	414,384	280,798	208,764
Real estate – residential	154,602	146,841	142,858	113,582	72,460
Installment loans to individuals	119,328	97,459	90,561	69,980	62,272
Lease financing receivable	4,857	5,542	5,769	4,276	4,748
Other	2,748	3,910	2,379	1,674	806
Total loans	$1,284,431	$1,137,554	$1,046,940	$746,305	$580,812

Table 7
Loan Maturities and Sensitivity to Interest Rates For the Year Ended December 31, 2014 (in thousands)
	Fixed and Variable Rate Loans at Stated Maturities				Amounts Over One Year With
	1 Year or Less	1 Year – 5 Years	Over 5 years	Total	Predetermined Rates	Floating Rates	Total
Commercial, financial, and agricultural	$206,389	$167,187	$93,571	$467,147	$146,301	$114,457	$260,758
Real estate – construction	29,978	12,937	25,662	68,577	10,280	28,319	38,599
Real estate – commercial	40,295	133,730	293,147	467,172	115,062	311,815	426,877
Real estate – residential	12,928	33,302	108,372	154,602	82,920	58,754	141,674
Installment loans to individuals	24,550	68,391	26,387	119,328	85,127	9,651	94,778
Lease financing receivable	541	4,263	53	4,857	4,316	-	4,316
Other	1,024	902	822	2,748	902	822	1,724
Total	$315,705	$420,712	$548,014	$1,284,431	$444,908	$523,818	$968,726

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

Our loan review process also includes monitoring and reporting of loan concentrations whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At December 31, 2014, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $265.0 million, or 20.6% of total loans.  The average loan size is approximately $417,000 and the average loan size per relationship is roughly $714,000.  While we believe high energy prices and an active oil and gas industry insulated our markets from the full impact of the national recession, we are closely monitoring the effects of the recent sharp decline in oil prices.  MidSouth Bank began as an energy lender during the oil downturn of the 80’s and we have a strong thirty year track record of lending to this industry.  We continue to communicate with our customers who provide valuable insight on the present energy cycle.  We have not yet identified any specific loan impairments resulting from the downturn in oil prices.  However, in light of recent developments, we established a special reserve in the fourth quarter of 2014 for potential future energy loan losses that have not yet been identified.  We felt it was a prudent risk management strategy to establish a reserve of $650,000, or approximately 25 basis points of energy related loans.

We also monitor our exposure to loans secured by commercial real estate.  At December 31, 2014, loans secured by commercial real estate (including commercial construction and multifamily loans) totaled approximately $510.7 million. Of the $510.7 million, $467.2 million represent CRE loans, 56% of which are secured by owner-occupied commercial properties.  A total of $6.5 million, or 1.3%, in loans secured by commercial real estate was on nonaccrual status at December 31, 2014.

Nonperforming Assets
Table 8 contains information about nonperforming assets, including loans past due 90 days or greater (“90 days or >”) and still accruing.

Table 8 Asset Quality Information December 31 (dollars in thousands)
	2014	2013	2012	2011	2010
Loans on nonaccrual	$10,701	$5,099	$8,276	$6,229	$19,603
Loans past due 90 days or > and still accruing	187	178	1,986	231	66
Total nonperforming loans	10,888	5,277	10,262	6,460	19,669
Other real estate owned	4,234	6,687	7,496	7,369	1,206
Other assets repossessed	-	20	151	326	36
Total nonperforming assets	$15,122	$11,984	$17,909	$14,155	$20,911

Troubled debt restructurings	$410	$412	$4,137	$456	$653

Nonperforming loans to total loans + ORE + other foreclosed assets	1.17%	1.05%	1.70%	1.88%	3.59%
Nonperforming assets to total assets	0.78%	0.65%	0.97%	1.01%	2.09%
ALLL to nonperforming loans	103.10%	166.36%	71.82%	112.63%	44.81%
ALLL to total loans	0.87%	0.77%	0.70%	0.97%	1.52%

Nonperforming assets totaled $15.1 million at December 31, 2014, an increase of $3.1 million over the $12.0 million reported for year-end 2013.  The increase resulted from a $5.6 million increase in nonaccrual loans, which was partially offset by a $2.5 million decrease in other real estate owned.  The $5.6 million increase in nonaccrual loans during 2014 resulted primarily from the addition of a $3.2 million CRE loan unrelated to energy that was placed on nonaccrual status during the fourth quarter.  A $5.6 million increase in nonperforming loans resulted in a decrease in the allowance coverage for nonperforming loans, from 166.36% at December 31, 2013 to 103.10% at December 31, 2014.  Classified assets, including ORE, increased $2.7 million or 8.7%, from $30.9 million at December 31, 2013 to $33.6 million at December 31, 2014.  Year-to-date net charge-offs were 0.26% of average total loans as of December 31, 2014 compared to 0.15% as of December 31, 2013.  The ALL/total loans ratio improved by 10 basis points to 0.87% at December 31, 2014 compared to 0.77% at December 31, 2013.

Loans classified as TDRs totaled $410,000 at December 31, 2014 compared to $412,000 at December 31, 2013.  Additional information regarding impaired loans and TDRs is included in the notes to the consolidated financial statements.

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

Allowance for Loan Losses
Provisions totaling $5.6 million, $3.1 million, and $2.1 million, for the years 2014, 2013, and 2012, respectively, were considered necessary to bring the allowance for loan losses to a level we believe sufficient to cover probable losses in the loan portfolio.  In light of the recent downturn in oil prices, we established a special reserve in the fourth quarter of 2014 for potential future energy loan losses that have not yet been identified.  We established a reserve of $650,000, or approximately 25 basis points of energy related loans.  In accordance with generally accepted accounting principles, PSB’s loans were purchased at fair value and accordingly the PSB allowance for loan losses was not brought forward on the consolidated balance sheet.  Table 9 analyzes activity in the allowance for 2014, 2013, 2012, 2011, and 2010.

Table 9
Summary of Loan Loss Experience (dollars in thousands)
	2014	2013	2012	2011	2010
Balance at beginning of year	$8,779	$7,370	$7,276	$8,813	$7,995

Charge-offs:
Commercial, financial, and agricultural	2,843	935	1,054	1,109	1,333
Real estate – construction	1	-	-	2,444	1,478
Real estate – commercial	93	18	550	1,246	130
Real estate – residential	273	129	126	283	146
Installment loans to individuals	706	824	526	671	1,368
Lease financing receivable	-	-	-	19	1
Other	-	-	-	-	-
Total charge-offs	3,916	1,906	2,256	5,772	4,456

Recoveries:
Commercial, financial, and agricultural	164	80	181	152	50
Real estate – construction	-	8	18	14	1
Real estate – commercial	407	29	1	1	1
Real estate – residential	47	39	2	4	60
Installment loans to individuals	120	109	98	138	141
Lease financing receivable	-	-	-	1	1
Other	-	-	-	-	-
Total recoveries	738	265	300	310	254

Net charge-offs	3,178	1,641	1,956	5,462	4,202
Additions to allowance charged to operating expenses	5,625	3,050	2,050	3,925	5,020

Balance at end of year	$11,226	$8,779	$7,370	$7,276	$8,813

Net charge-offs to average loans	0.26%	0.15%	0.26%	0.87%	0.72%
Year-end allowance to year-end loans	0.87%	0.77%	0.70%	0.97%	1.52%

Table 10 Allocation of Loan Loss by Category (dollars in thousands)
	2014		2013		2012		2011		2010
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and agricultural	$5,729	37.0	$3,906	35.0	$1,535	30.0	$1,734	30.0	$1,664	31.0
Real estate - construction	954	5.0	1,046	7.0	2,147	7.0	1,661	7.0	2,963	9.0
Real estate - commercial	2,402	36.0	1,389	35.0	2,166	40.0	2,215	38.0	2,565	36.0
Real estate - residential	810	12.0	1,141	13.0	936	14.0	936	15.0	862	12.0
Installment loans to individuals	1,311	9.0	1,273	9.0	543	9.0	710	9.0	730	11.0
Lease financing receivable	16	1.0	21	1.0	41	-	19	1.0	29	1.0
Other	4	-	3	-	2	-	1	-	-	-
	$11,226	100.0	$8,779	100.0	$7,370	100.0	$7,276	100.0	$8,813	100.0

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

Funding Sources

Deposits
As of December 31, 2014, total deposits increased $66.4 million, or 4.4%, to $1.6 billion following a decrease of $33.1 million in 2013. Noninterest-bearing deposits increased $7.6 million to $390.9 million and represented 24.7% of total deposits at December 31, 2014, compared to 25.2% at December 31, 2013 and 24.5% at December 31, 2012.  Interest-bearing deposits in money market and savings accounts increased $7.5 million and NOW account deposits increased $40.3 million.  Time deposits, which are comprised mostly of certificates of deposits (“CDs”), increased $10.9 million in 2014.  The decrease in total deposits during 2013 resulted primarily from the run-off of acquired higher-cost CDs.  Core deposits, defined as all deposits other than time deposits, remained strong at 84.1% of total deposits in 2014 compared to 84.2% of total deposits at year-end 2013.  Core deposits totaled 79.9% of total deposits at year-end 2012.  To manage the net interest margin and core deposit balances, we typically offer low- to mid-market rates on CDs.  Additional information on deposits appears in the tables below and in the notes to the consolidated financial statements.

Table 11
Summary of Average Deposits (in thousands)
	2014		2013		2012
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
Noninterest-bearing demand deposits	$386,664	-	$393,831	-	$274,369	-
Interest-bearing deposits:
Savings, NOW, and money market	921,631	0.23%	874,890	0.27%	605,869	0.30%
Time deposits	228,856	0.60%	260,650	0.61%	273,932	0.83%
Total	$1,537,151	0.23%	$1,529,371	0.26%	$1,154,170	0.36%

Table 12 Maturity Schedule Time Deposits of $250,000 or More (in thousands)
	2014	2013	2012
3 months or less	$11,795	$14,088	$14,848
Over 3 months through 6 months	9,098	7,112	10,012
Over 6 months through 12 months	59,642	16,935	24,684
Over 12 months	4,534	9,551	10,127
Total	$85,069	$47,686	$59,671

Borrowed Funds
As of December 31, 2014, we had securities sold under repurchase agreements totaling $62.1 million and no federal funds purchased.  At December 31, 2013, we had $53.9 million in securities sold under repurchase agreements and no federal funds purchased.  Retail repurchase agreements, included in securities sold under agreements to repurchase, increased $8.2 million, from $41.4 million at December 31, 2013 to $49.6 million at December 31, 2014.  Also included in securities sold under agreements to repurchase is a $12.5 million reverse repurchase agreement we entered into with Citigroup Markets, Inc. (“CGMI”) in July of 2007 to meet liquidity demands.  Under the terms of the agreement, interest is payable at a fixed rate of 4.57% for the remainder of the term.  The repurchase date is scheduled for August 9, 2017; however, the agreement is subject to call by CGMI quarterly.

Long-term FHLB-Dallas advances totaled $26.3 million at December 31, 2014, a decrease of $426,000 from $26.7 million at December 31, 2013.  The long-term advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from January 2015 to January 2019.  The short-term FHLB-Dallas advance totaled $25.0 million at December 31, 2014 and December 31, 2013.  The rate on these advances at December 31, 2014 was 0.13%, and they mature in March 2015.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.

A description of the junior subordinated debentures outstanding as of December 31, 2014 is as follows:

Table 13
Junior Subordinated Debentures (dollars in thousands)
Date Issued	Maturity Date	Interest Rate	Callable After	Amount
July 31, 2001	July 9, 2031	3 month LIBOR plus 3.30%	July 31, 2006	$5,671
September 20, 2004	September 20, 2034	3 month LIBOR plus 2.50%	September 20, 2009	8,248
October 12, 2006	October 12, 2036	3 month LIBOR plus 1.85%	June 26, 2011	5,155
June 21, 2007	June 21, 2037	3 month LIBOR plus 1.70%	June 15, 2012	3,093
				$22,167

During 2014, we paid off the $7.2 million junior subordinated debenture that was issued in February 2001.  The early redemption of the 10.20% fixed rate junior subordinated debentures resulted in an after-tax charge of $168,000 in the third quarter of 2014.

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

In 2014, 2013, and 2012, we did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or FRB discount window that exceeded 30% of our stockholders’ equity for such year.

Capital
As described under “Business - Supervision and Regulation,” we are required to maintain certain minimum capital levels for the Company and the Bank.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that implement the Basel III capital framework and certain provisions of the Dodd-Frank Act.  The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. Details regarding the final rule and changes to capital requirements and prompt corrective action thresholds are included under Part I, Item 1 – Business, Supervision and Regulation.  The final rules became effective as of January 1, 2015, for most banking organizations including the Company and the Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact our return on equity. We believe we will continue to exceed all estimated well-capitalized regulatory requirements under these new rules on a fully phased-in basis.

At December 31, 2014, the Company and the Bank were in compliance with statutory minimum capital requirements.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 4.0%, and a leverage ratio (Tier 1 capital to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of December 31, 2014, the Company’s leverage ratio was 9.52% as compared to 9.35% at December 31, 2013.  Tier 1 capital to risk weighted assets was 12.90% and 13.47% for 2014 and 2013, respectively.  Total capital to risk weighted assets was 13.73% and 14.19%, respectively, for the same periods.  For regulatory purposes, Tier 1 Capital includes $21.5 million of the junior subordinated debentures issued by the Company and assumed in the PSB acquisition.  For financial reporting purposes, these funds are included as a liability under GAAP.  The Bank’s leverage ratio was 8.95% and 8.91% at December 31, 2014 and 2013, respectively.

The FDIC Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates.  The Bank was classified as “well capitalized” as of December 31, 2014.  No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading Balance Sheet Analysis - Securities, $4.4 million in unrealized gains on securities available-for-sale, less a deferred tax liability of $1.5 million, was recorded as a reduction to stockholders’ equity as of December 31, 2014.  As of December 31, 2013, $163,000 in unrealized losses on securities available-for-sale, less a deferred tax asset of $57,000, was recorded as a reduction to stockholders’ equity.  While the net unrealized gain or loss on securities available-for-sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios.  The net unrealized gains and losses reported for December 31, 2014 and 2013, however, did affect the equity-to-assets ratio for financial reporting purposes.  The ratio of equity-to-assets was 10.79% at December 31, 2014 and 10.30% at December 31, 2013.

Asset/Liability Management and Interest Rate Sensitivity
Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest.  The primary objective of our asset and liability management process is to evaluate interest rate sensitivity inherent in our balance sheet components and establish guidelines to manage that risk within acceptable performance levels.  Management and our Board of Directors are responsible for determining the appropriate level of acceptable risk based on our strategic focus, regulatory requirements for capital and liquidity, and the market environment. Our Board of Directors established an Asset/Liability management committee (“ALCO”), comprised of certain executive and senior officers of the Bank, to measure and monitor interest rate risk within defined parameters.  During the first half of 2014, ALCO utilized an internal model of asset and liability management to measure interest rate risk using net interest income simulation and economic value of equity sensitivity analysis.  During the second half of 2014, ALCO transitioned to an external model for asset and liability management from our core processor.  The model captures data directly from our operating system along with additional information regarding rates and prepayment characteristics to construct an analysis that presents differences in repricing, cash flows and the maturity characteristics of earning assets and interest-bearing liabilities for selected time periods.

This data, combined with additional assumptions including repricing rates and payment characteristics, were used to perform instantaneous parallel rate shift and alternate rate shift simulations.  Instantaneous parallel rate shifts are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount.  Alternate rate shifts include floor rates that generally provide more realistic projections of changes in net interest income and market risk.  Results of the simulations were compared to a base case scenario that provided projected net interest income over the next 12 months with no change in the balance sheet.  The estimated percentage changes in projected net interest income due to changes in interest rates of alternate down 100 basis points, parallel up 200, and up 300 basis points as determined through the simulations are detailed below.  At December 31, 2014, the interest rate risk model results were within policy guidelines and indicated that our balance sheet is slightly asset sensitive.  The results of the interest rate risk modeling are reviewed by ALCO and discussed quarterly at Funds Management committee meetings of our Board of Directors.

Net Interest Income at Risk in Year 1
Changes in Interest Rates	Estimated Increase /Decrease in NII at December 31, 2014
Shock Up 300 basis points	4.08%
Shock Up 200 basis points	2.72%
Alternate Down 100 basis points	(5.00)%

In January 2011, we revised our asset/liability and funds management policy to allow for the use of interest rate derivatives.  During 2012, we entered into two loan level interest rate swaps with customers that had current notional balances totaling $2.3 million as of December 31, 2014.  These agreements effectively converted both fixed rate loans originated into floating rates that are tied to the one month LIBOR.  Concurrently, we entered into interest rate swap agreements with a third party brokerage firm that effectively offset the interest rate risk associated with the customers’ interest rate swaps.  As a result, these swap agreements have no impact on our earnings.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $63.4 million in projected cash flows from securities repayments during 2015 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of December 31, 2014, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $26.3 million at December 31, 2014 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from January 2015 to January 2019.  A short-term FHLB-Dallas advance totaled $25.0 million at December 31, 2014.  The rate on the advance at December 31, 2014 was 0.13%, and it matures in March 2015.  The Bank has the ability to post additional collateral of approximately $135.1 million if necessary to meet liquidity needs.  Additionally, $233.6 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $314.2 million at December 31, 2014.  Additional unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

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

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series B and Series C Preferred Stock and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001.  In August 2014, we paid off the $7.2 million junior subordinated debenture.  In December 2012, we acquired $13.9 million in unsecured junior subordinated debentures from PSB.  The terms of the junior subordinated debentures are described in the notes to the consolidated financial statements.  Dividends from the Bank totaling $15,500,000 provided additional liquidity for the Company to meet interest and dividend payments in 2014 and to begin building cash reserves to repay the Series B Preferred Stock prior to February 2016.  Dividends totaling $11,000,000 were paid by the Bank to the Company in 2013.  As of January 1, 2015, the Bank had the ability to pay dividends to the Company of approximately $21.0 million without prior approval from the OCC.  At December 31, 2014, the parent company had approximately $9.5 million cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock, preferred stock and other securities to provide funds as needed for operations and future growth of the Company and the Bank.

Dividends
The primary source of cash dividends on the Company's common stock is dividends from the Bank. The Bank has the ability to declare dividends to the Company of up to $21.0 million as of December 31, 2014 without prior approval of the OCC.  However, the Bank’s ability to pay dividends would be prohibited if the result would cause the Bank’s regulatory capital to fall below minimum requirements.

Cash dividends totaling $4.0 million and $3.5 million were declared to common stockholders during 2014 and 2013, respectively.

Off Balance Sheet Arrangements and Other Contractual Obligations
In the normal course of business we use various financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.  We did not have an average balance in any category of short-term borrowings detailed below in 2014, 2013, or 2012 that exceeded 30% of our stockholders’ equity for such year.  Additional information regarding contractual obligations appears in the notes to the consolidated financial statements.  The following table presents significant contractual obligations as of December 31, 2014.

Table 14
Contractual Obligations (in thousands)
	Payment due by period
		1 year	> 1-3	> 3-5	More than
	Total	or less	years	years	5 years
Time deposits	$251,454	$212,032	$32,149	$7,271	$2
Short-term FHLB advances	25,000	25,000	-	-	-
Long-term debt obligations	48,444	426	15,830	10,021	22,167
Retail Repurchase Agreements	49,598	49,598	-	-	-
Reverse Repurchase Agreements	12,500	-	12,500	-	-
Operating lease obligations	17,081	2,080	3,263	3,166	8,572
Total	$404,077	$289,136	$63,742	$20,458	$30,741

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

Item 8 – Financial Statements and Supplementary Data

Consolidated Balance Sheets
December 31, 2014 and 2013
(dollars in thousands, except share data)
	2014	2013
Assets
Cash and due from banks, including required reserves of $10,019 and $9,542, respectively	$45,142	$43,488
Interest-bearing deposits in banks	39,031	13,993
Federal funds sold	2,699	2,250
Securities available-for-sale, at fair value (cost of $272,588 at December 31, 2014 and $341,828 at December 31, 2013)	276,984	341,665
Securities held-to-maturity (estimated fair value of $141,593 at December 31, 2014 and $151,168 at December 31, 2013)	141,201	155,523
Other investments	9,990	11,526
Loans	1,284,431	1,137,554
Allowance for loan losses	(11,226)	(8,779)
Loans, net	1,273,205	1,128,775
Bank premises and equipment, net	69,958	72,343
Accrued interest receivable	6,635	6,692
Goodwill	42,171	42,171
Intangibles	6,834	7,941
Cash surrender value of life insurance	13,659	13,450
Other real estate	4,234	6,687
Other assets	4,997	4,656
Total assets	$1,936,740	$1,851,160

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$390,863	$383,257
Interest-bearing	1,194,371	1,135,546
Total deposits	1,585,234	1,518,803
Securities sold under agreements to repurchase	62,098	53,916
Short-term Federal Home Loan Bank advances	25,000	25,000
Notes payable	26,277	27,703
Junior subordinated debentures	22,167	29,384
Other liabilities	6,952	5,605
Total liabilities	1,727,728	1,660,411
Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at December 31, 2014 and 2013	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 93,680 shares issued and outstanding at December 31, 2014 and 99,971 shares issued and outstanding at December 31, 2013	9,368	9,997
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,491,703 and 11,407,196 issued and 11,340,736 and 11,256,712 outstanding at December 31, 2014 and December 31, 2013, respectively	1,149	1,141
Additional paid-in capital	112,744	111,017
Unearned ESOP shares	(250)	-
Accumulated other comprehensive income (loss)	2,857	(106)
Treasury stock- 150,967 and 150,484 shares at December 31, 2014 and 2013, respectively, at cost	(3,295)	(3,286)
Retained earnings	54,439	39,986
Total stockholders’ equity	209,012	190,749
Total liabilities and stockholders’ equity	$1,936,740	$1,851,160

See notes to consolidated financial statements.

Consolidated Statements of Earnings
Years Ended December 31, 2014, 2013 and 2012
(in thousands, except per share data)
	2014	2013	2012
Interest income:
Loans, including fees	$72,327	$71,016	$49,776
Investment securities:
Taxable	8,100	8,609	8,083
Nontaxable	2,637	3,184	2,880
Other interest income	423	394	283
Total interest income	83,487	83,203	61,022

Interest expense:
Deposits	3,515	3,961	4,100
Short-term borrowings	840	816	756
Long-term borrowings	378	416	-
Junior subordinated debentures	1,074	1,346	984
Total interest expense	5,807	6,539	5,840

Net interest income	77,680	76,664	55,182
Provision for loan losses	5,625	3,050	2,050
Net interest income after provision for loan losses	72,055	73,614	53,132

Noninterest income:
Service charges on deposit accounts	9,780	9,225	7,430
ATM and debit card income	7,209	6,400	4,605
Gain on securities, net	128	234	204
Executive officer life insurance proceeds	3,000	-	-
Other charges and fees	4,305	3,460	2,705
Total noninterest income	24,422	19,319	14,944

Noninterest expenses:
Salaries and employee benefits	33,847	34,182	24,713
Occupancy expense	15,064	15,112	11,320
ATM and debit card expense	2,889	2,399	1,559
Other	18,209	20,913	17,063
Total noninterest expense	70,009	72,606	54,655

Income before income taxes	26,468	20,327	13,421
Income tax expense	7,358	6,151	3,779
Net earnings	19,110	14,176	9,642
Dividends on preferred stock	698	1,332	1,547
Net earnings available to common stockholders	$18,412	$12,844	$8,095

Earnings per common share:
Basic	$1.63	$1.14	$0.77
Diluted	$1.58	$1.12	$0.77

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014, 2013 and 2012
(in thousands)
	2014	2013	2012
Net earnings	$19,110	$14,176	$9,642
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the year	4,687	(12,481)	831
Less: reclassification adjustment for net gains on sales of securities available-for-sale	(128)	(234)	(204)
Total other comprehensive income (loss), before tax	4,559	(12,715)	627
Income tax effect related to items of other comprehensive income	(1,596)	4,450	(220)
Total other comprehensive income (loss), net of tax	2,963	(8,265)	407
Total comprehensive income	$22,073	$5,911	$10,049

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2014, 2013 and 2012
(in thousands, except share and per share data)
	Preferred Stock		Common Stock		Surplus	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2011	32,000	$32,000	10,615,983	$1,062	$98,842	$-	$7,752	$(3,286)	$25,467	$161,837
Net earnings	-	-	-	-	-	-	-	-	9,642	9,642
Issuance of common stock for acquisitions	-	-	756,511	76	11,454	-	-	-	-	11,530
Issuance of Series C preferred stock for acquisitions	99,971	9,997	-	-	-	-	-	-	-	9,997
Dividends on Series B preferred stock	-	-	-	-	-	-	-	-	(1,547)	(1,547)
Dividends on common stock - $0.28 per share	-	-	-	-	-	-	-	-	(2,933)	(2,933)
Exercise of stock options	-	-	14,117	1	99	-	-	-	-	100
Tax benefit resulting from exercise of stock options, net adjustment	-	-	-	-	1	-	-	-	-	1
Stock option and restricted stock compensation expense	-	-	-	-	207	-	-	-	-	207
Change in accumulated other comprehensive income	-	-	-	-	-	-	407	-	-	407
Balance December 31, 2012	131,971	41,997	11,386,611	1,139	110,603	-	8,159	(3,286)	30,629	189,241
Net earnings	-	-	-	-	-	-	-	-	14,176	14,176
Dividends on Series B preferred stock	-	-	-	-	-	-	-	-	(931)	(931)
Dividends on Series C preferred stock	-	-	-	-	-	-	-	-	(400)	(400)
Dividends on common stock - $0.31 per share	-	-	-	-	-	-	-	-	(3,488)	(3,488)
Exercise of stock options	-	-	6,155	1	68	-	-	-	-	69
Tax benefit resulting from exercise of stock options, net adjustment	-	-	-	-	4	-	-	-	-	4
Vested restricted stock	-	-	14,430	1	(1)	-	-	-	-	-
Tax benefit resulting from issuance of restricted stock	-	-	-	-	14	-	-	-	-	14
Stock option and restricted stock compensation expense	-	-	-	-	329	-	-	-	-	329
Change in accumulated other comprehensive income	-	-	-	-	-	-	(8,265)	-	-	(8,265)
Balance December 31, 2013	131,971	41,997	11,407,196	1,141	111,017	-	(106)	(3,286)	39,986	190,749
Net earnings	-	-	-	-	-	-	-	-	19,110	19,110
Dividends on Series B preferred stock	-	-	-	-	-	-	-	-	(320)	(320)
Dividends on Series C preferred stock	-	-	-	-	-	-	-	-	(378)	(378)
Dividends on common stock - $0.35 per share	-	-	-	-	-	-	-	-	(3,959)	(3,959)
Conversion of Series C preferred stock to common stock	(6,291)	(629)	34,947	3	626	-			-	-
Treasury stock acquired at cost	-	-	-	-	-	-	-	(9)	-	(9)
Exercise of stock options	-	-	49,560	5	638	-	-	-	-	643
Tax benefit resulting from exercise of stock options, net adjustment	-	-	-	-	21	-	-	-	-	21
Increase in ESOP obligation, net of repayments	-	-	-	-	-	(250)	-	-	-	(250)
Stock option expense	-	-	-	-	442	-	-	-	-	442
Change in accumulated other comprehensive income	-	-	-	-	-	-	2,963	-	-	2,963
Balance December 31, 2014	125,680	$41,368	11,491,703	$1,149	$112,744	$(250)	$2,857	$(3,295)	$54,439	$209,012

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
(in thousands)
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$19,110	$14,176	$9,642
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,062	5,568	3,799
Accretion of purchase accounting adjustments	(2,540)	(5,869)	(2,067)
Provision for loan losses	5,625	3,050	2,050
Deferred tax (benefit) expense	(1,489)	2,828	1,651
Amortization of premiums on securities, net	3,047	4,473	1,878
Amortization of other investments	3	13	15
Net (gain) loss on sale of other real estate	(1,061)	190	163
Net write down of other real estate owned	91	457	582
Net loss on sale/disposal of premises and equipment	182	96	6
Stock compensation expense	442	308	150
Restricted stock expense	-	21	57
Gain on sale and liquidation of securities available-for-sale	(128)	(234)	(204)
Change in accrued interest receivable	57	(1)	745
Change in accrued interest payable	(234)	(201)	(181)
Change in other assets and liabilities, net	591	1,009	(339)
Net cash provided by operating activities	29,758	25,884	17,947
Cash flows from investing activities, net of effect of purchase acquisitions in 2012:
Net change in time deposits in other banks	-	881	1
Proceeds from maturities and calls of securities available-for-sale	48,464	72,728	146,019
Proceeds from maturities and calls of securities held-to-maturity	14,344	22,946	24,340
Proceeds from sale of securities available-for-sale	22,153	55,879	6,558
Purchases of securities available-for-sale	(1,250)	(68,043)	(100,384)
Purchases of securities held-to-maturity	(1,104)	(26,382)	(38,160)
Proceeds from redemption of other investments	150	1,600	500
Purchases of other investments	(580)	(3,220)	(189)
Redemption of Capital Securities related to MidSouth Statutory Trust I	217	-	-
Net change in loans	(147,642)	(82,340)	(41,335)
Purchases of premises and equipment	(5,588)	(14,264)	(10,245)
Proceeds from sale of premises and equipment	1,729	69	-
Net cash associated with Peoples State Bank acquisition	-	-	7,044
Proceeds from sale of other real estate owned	3,794	1,215	555
Net cash used in investing activities	(65,313)	(38,931)	(5,296)
Cash flows from financing activities, net of effect of purchase acquisitions in 2012:
Change in deposits	66,679	(32,455)	(12,432)
Change in securities sold under agreements to repurchase	8,182	12,469	(5,539)
Borrowings on Federal Home Loan Bank advances	120,000	25,000	-
Repayments of Federal Home Loan Bank advances	(120,061)	(57)	-
Repayments of notes payable	(1,000)	(1,000)	-
Redemption of MidSouth Statutory Trust I	(7,217)	-	-
Proceeds from exercise of stock options	643	69	100
Tax benefit from exercise of stock options	21	4	1
Tax benefit from vested restricted stock	-	14	-
Purchase of treasury stock	(9)	-	-
Payment of dividends on preferred stock	(704)	(1,519)	(1,579)
Payment of dividends on common stock	(3,838)	(3,320)	(2,932)
Net cash provided by (used in) financing activities	62,696	(795)	(22,381)
Net increase (decrease) in cash and cash equivalents	27,141	(13,842)	(9,730)
Cash and cash equivalents, beginning of year	59,731	73,573	83,303
Cash and cash equivalents, end of year	$86,872	$59,731	$73,573

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2014, 2013 and 2012
(in thousands)
	2014	2013	2012
Supplemental cash flow information:
Interest paid	$6,041	$6,534	$5,978
Income taxes paid	8,065	3,500	2,785
Noncash investing and financing activities:
Common stock issued in acquisition	-	-	11,530
Change in accrued common stock dividends	121	167	1
Change in accrued preferred stock dividends	(6)	(188)	(32)
Net change in loan to ESOP	(250)	-	-
Change in unrealized gains/losses on securities available-for-sale, net of tax	2,963	(8,265)	407
Transfer of loans to other real estate	447	1,053	879
Financed portion of sales of other real estate	84	-	290

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of MidSouth Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries MidSouth Bank, N.A. (the “Bank”), Financial Services of the South, Inc. (the “Finance Company”), which has liquidated its loan portfolio, and Peoples General Agency (“PGA”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  We are subject to regulation under the Bank Holding Company Act of 1956.  The Bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

Investment Securities—We determine the appropriate classification of debt securities at the time of purchase and reassesses this classification periodically. Trading account securities are held for resale in anticipation of short‑term market movements. Debt securities are classified as held‑to‑maturity when we have the positive intent and ability to hold the securities to maturity. Securities not classified as held‑to‑maturity or trading are classified as available‑for‑sale. We had no trading account securities during the three years ended December 31, 2014. Held‑to‑maturity securities are stated at amortized cost. Available‑for‑sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity.

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

Management and the Board of Directors believe the allowance for loan losses is appropriate at December 31, 2014.  While determination of the allowance for loan losses is based on available information at a given point in time, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

Interest Rate Swap Agreements—Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheets and, as required by ASC 815, the Company records all derivatives at fair value.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional balance of interest rate swap agreements held by the Company at December 31, 2014 and 2013 was minimal and not material to the consolidated balance sheets.

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

Recent Accounting Pronouncements— ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force) provides guidance on when an in-substance repossession or foreclosure occurs, which requires the mortgage loan to be derecognized and the related real estate be recognized.  Creditors must disclose the amount of foreclosed residential real estate held as well as the amount of collateralized loans for which foreclosure is in process.  The effective date of this Update is for fiscal years beginning on or after December 15, 2014 and interim periods within those annual periods.  Adoption of this Update is not expected to have a material effect on the Company’s consolidated financial statements or the interim notes to the consolidated financial statements.

ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force) addresses the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program.  If certain criteria are met, the loan should be derecognized and a separate and other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The effective date of this Update is for fiscal years beginning on or after December 15, 2014 and interim periods within those annual periods.  Adoption of this Update is not expected to have a material effect on the Company’s consolidated financial statements or the interim notes to the consolidated financial statements.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2014.  The reclassifications had no impact on net income or stockholders’ equity.

2.	INVESTMENT SECURITIES

The portfolio of securities consisted of the following (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$10,339	$-	$112	$10,227
Obligations of state and political subdivisions	43,079	1,555	29	44,605
GSE mortgage-backed securities	106,208	3,183	288	109,103
Collateralized mortgage obligations: residential	62,093	266	1,520	60,839
Collateralized mortgage obligations: commercial	24,462	190	107	24,545
Other asset-backed securities	24,041	321	19	24,343
Collateralized debt obligation	266	952	-	1,218
Mutual funds	2,100	4	-	2,104
	$272,588	$6,471	$2,075	$276,984

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$11,455	$1	$191	$11,265
Obligations of state and political subdivisions	57,925	2,296	243	59,978
GSE mortgage-backed securities	146,129	2,029	2,193	145,965
Collateralized mortgage obligations: residential	73,569	212	2,894	70,887
Collateralized mortgage obligations: commercial	27,082	416	152	27,346
Other asset-backed securities	25,204	351	66	25,489
Collateralized debt obligation	464	271	-	735
	$341,828	$5,576	$5,739	$341,665

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$45,914	$267	$192	$45,989
GSE mortgage-backed securities	67,268	1,080	164	68,184
Collateralized mortgage obligations: residential	12,709	-	479	12,230
Collateralized mortgage obligations: commercial	15,310	53	173	15,190
	$141,201	$1,400	$1,008	$141,593

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$47,377	$38	$2,586	$44,829
GSE mortgage-backed securities	78,272	148	1,079	77,341
Collateralized mortgage obligations: residential	14,189	-	979	13,210
Collateralized mortgage obligations: commercial	15,685	103	-	15,788
	$155,523	$289	$4,644	$151,168

With the exception of three private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $44,000 and $59,000 at December 31, 2014 and 2013, respectively, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at December 31, 2014 by contractual maturity are shown below (in thousands).  Except for mortgage backed securities, collateralized mortgage obligations, other assets backed securities, and collateralized debt obligations, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$8,218	$8,312
Due after one year through five years	30,199	30,939
Due after five years through ten years	13,122	13,658
Due after ten years	1,879	1,923
Mortgage-backed securities and collateralized mortgage obligations:
Residential	168,301	169,942
Commercial	24,462	24,545
Other asset-backed securities	24,041	24,343
Collateralized debt obligation	266	1,218
Mutual funds	2,100	2,104
	$272,588	$276,984

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$105	$105
Due after one year through five years	3,097	3,110
Due after five years through ten years	11,308	11,291
Due after ten years	31,404	31,483
Mortgage-backed securities and collateralized mortgage obligations:
Residential	79,977	80,414
Commercial	15,310	15,190
	$141,201	$141,593

Details concerning investment securities with unrealized losses are as follows (in thousands):

	December 31, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$4,973	$32	$5,254	$80	$10,227	$112
Obligations of state and political subdivisions	2,029	29	-	-	2,029	29
GSE mortgage-backed securities	6,668	25	21,538	263	28,206	288
Collateralized mortgage obligations: residential	9,366	53	37,997	1,467	47,363	1,520
Collateralized mortgage obligations: commercial	-	-	3,747	107	3,747	107
Other asset-backed securities	6,401	19	-	-	6,401	19
	$29,437	$158	$68,536	$1,917	$97,973	$2,075

	December 31, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$10,463	$191	$-	$-	$10,463	$191
Obligations of state and political subdivisions	4,256	243	-	-	4,256	243
GSE mortgage-backed securities	68,028	2,193	-	-	68,028	2,193
Collateralized mortgage obligations: residential	56,975	2,563	4,371	331	61,346	2,894
Collateralized mortgage obligations: commercial	4,282	152	-	-	4,282	152
Other asset-backed securities	13,099	66	-	-	13,099	66
	$157,103	$5,408	$4,371	$331	$161,474	$5,739

	December 31, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$11,761	$35	$13,263	$157	$25,024	$192
GSE mortgage-backed securities	-	-	8,142	164	8,142	164
Collateralized mortgage obligations: residential	-	-	12,230	479	12,230	479
Collateralized mortgage obligations: commercial	7,599	173	-	-	7,599	173
	$19,360	$208	$33,635	$800	$52,995	$1,008

	December 31, 2013
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$42,246	$2,569	$685	$17	$42,931	$2,586
GSE mortgage-backed securities	31,042	1,079	-	-	31,042	1,079
Collateralized mortgage obligations: residential	13,210	979	-	-	13,210	979
	$86,498	$4,627	$685	$17	$87,183	$4,644

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

As of December 31, 2014, 68 securities had unrealized losses totaling 2.00% of the individual securities’ amortized cost basis and 0.75% of the Company’s total amortized cost basis.  44 of the 68 securities had been in an unrealized loss position for over twelve months at December 31, 2014.  These 44 securities had an amortized cost basis and unrealized loss of $104.9 million and $2.7 million, respectively.  The unrealized losses on debt securities at December 31, 2014 and 2013 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2014 and 2013, management had both the intent and ability to hold impaired securities, and no impairment was evaluated as other than temporary. As a result, no impairment losses were recognized on debt securities during the years ended December 31, 2014, 2013, or 2012.

During the year ended December 31, 2014, the Company sold four securities classified as available-for-sale at a gross gain of $128,000.  During the year ended December 31, 2013, the Company sold 35 securities classified as available-for-sale at a net gain of $234,000.  Of the 35 securities sold, 31 securities were sold with gains totaling $247,000 and four securities were sold at a loss of $13,000.

Securities with an aggregate carrying value of approximately $279.8 million and $259.9 million at December 31, 2014 and 2013, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3.	LOANS

The loan portfolio consisted of the following (in thousands):

	December 31,
	2014	2013
Commercial, financial and agricultural	$467,147	$403,976
Real estate – construction	68,577	82,691
Real estate – commercial	467,172	397,135
Real estate – residential	154,602	146,841
Installment loans to individuals	119,328	97,459
Lease financing receivable	4,857	5,542
Other	2,748	3,910
	1,284,431	1,137,554
Less allowance for loan losses	(11,226)	(8,779)
	$1,273,205	$1,128,775

The amounts reported in other loans at December 31, 2014 and 2013 includes the overdrawn demand deposit accounts and loans primarily made to non-profit entities reported for each period.

An analysis of the activity in the allowance for loan losses is as follows (in thousands):

	December 31,
	2014	2013	2012
Balance, beginning of year	$8,779	$7,370	$7,276
Provision for loan losses	5,625	3,050	2,050
Recoveries	738	265	300
Loans charged-off	(3,916)	(1,906)	(2,256)
Balance, end of year	$11,226	$8,779	$7,370

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At December 31, 2014, one industry segment concentration, the oil and gas industry, aggregate more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $265.0 million, or 20.6% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At December 31, 2014, loans secured by commercial real estate (including commercial construction and multifamily loans) totaled approximately $510.7 million.  Of the $510.7 million, $467.2 million represent CRE loans, 56% of which are secured by owner-occupied commercial properties.  Of the $510.7 million in loans secured by commercial real estate, $6.5 million or 1.3% were on nonaccrual status at December 31, 2014.

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the years ended December 31, 2014 and 2013 is as follows (in thousands):

		December 31, 2014
		Real Estate
	Coml, fin, and agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$3,906	$1,046	$1,389	$1,141	$1,273	$21	$3	$8,779
Charge-offs	(2,843)	(1)	(93)	(273)	(706)	-	-	(3,916)
Recoveries	164	-	407	47	120	-	-	738
Provision	4,502	(91)	699	(105)	624	(5)	1	5,625
Ending balance	$5,729	$954	$2,402	$810	$1,311	$16	$4	$11,226
Ending balance: individually evaluated for impairment	$1,010	$-	$907	$68	$179	$-	$-	$2,164
Ending balance: collectively evaluated for impairment	$4,719	$954	$1,495	$742	$1,132	$16	$4	$9,062

Loans:
Ending balance	$467,147	$68,577	$467,172	$154,602	$119,328	$4,857	$2,748	$1,284,431
Ending balance: individually evaluated for impairment	$2,656	$54	$6,388	$1,072	$377	$-	$-	$10,547
Ending balance: collectively evaluated for impairment	$464,491	$68,523	$460,118	$153,436	$118,951	$4,857	$2,748	$1,273,124
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$666	$94	$-	$-	$-	$760

	December 31, 2013
		Real Estate
	Coml, fin, and agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$1,535	$2,147	$2,166	$936	$543	$41	$2	$7,370
Charge-offs	(935)	-	(18)	(129)	(824)	-	-	(1,906)
Recoveries	80	8	29	39	109	-	-	265
Provision	3,226	(1,109)	(788)	295	1,445	(20)	1	3,050
Ending balance	$3,906	$1,046	$1,389	$1,141	$1,273	$21	$3	$8,779
Ending balance: individually evaluated for impairment	$168	$3	$54	$60	$120	$-	$-	$405
Ending balance: collectively evaluated for impairment	$3,738	$1,043	$1,335	$1,081	$1,153	$21	$3	$8,374

Loans:
Ending balance	$403,976	$82,691	$397,135	$146,841	$97,459	$5,542	$3,910	$1,137,554
Ending balance: individually evaluated for impairment	$1,241	$100	$2,213	$900	$271	$-	$-	$4,725
Ending balance: collectively evaluated for impairment	$402,735	$82,591	$394,218	$145,773	$97,188	$5,542	$3,910	$1,131,957
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$704	$168	$-	$-	$-	$872

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	December 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,179	$654	$2,556	$5,389	$461,758	$467,147	$26
Commercial real estate - construction	15	-	105	120	43,390	43,510	97
Commercial real estate - other	4,989	270	2,464	7,723	459,449	467,172	-
Residential - construction	431	-	-	431	24,636	25,067	-
Residential - prime	1,843	523	704	3,070	151,532	154,602	-
Consumer - credit card	5	19	18	42	5,970	6,012	18
Consumer - other	671	392	107	1,170	112,146	113,316	46
Lease financing receivable	-	-	-	-	4,857	4,857	-
Other loans	134	-	-	134	2,614	2,748	-
	$10,267	$1,858	$5,954	$18,079	$1,266,352	$1,284,431	$187

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$4,350	$208	$1,256	$5,814	$398,162	$403,976	$26
Commercial real estate - construction	36	-	63	99	64,794	64,893	-
Commercial real estate - other	1,230	1,447	2,395	5,072	392,063	397,135	141
Residential - construction	149	-	-	149	17,649	17,798	-
Residential - prime	2,984	870	307	4,161	142,680	146,841	-
Consumer - credit card	36	-	7	43	6,163	6,206	7
Consumer - other	767	102	269	1,138	90,115	91,253	4
Lease financing receivable	-	-	-	-	5,542	5,542	-
Other loans	125	-	-	125	3,785	3,910	-
	$9,677	$2,627	$4,297	$16,601	$1,120,953	$1,137,554	$178

Non-accrual loans are as follows (in thousands):

	December 31,
	2014	2013
Commercial, financial and agricultural	$2,642	$1,272
Commercial real estate – construction	54	100
Commercial real estate – other	6,429	2,290
Residential - construction	-	-
Residential - prime	1,194	1,153
Consumer – credit card	-	-
Consumer - other	382	284
Lease financing receivable	-	-
Other	-	-
	$10,701	$5,099

The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $594,000, $518,000, and $582,000 for the years ended December 31, 2014, 2013, and 2012.  Interest actually received on nonaccrual loans at December 31, 2014, 2013, and 2012 was $105,000, $312,000, and $70,000 respectively.

Loans that are individually evaluated for impairment are as follows (in thousands):

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$438	$521	$-	$554	$-
Commercial real estate – construction	54	54	-	58	-
Commercial real estate – other	1,921	1,921	-	1,885	17
Residential – prime	543	543	-	534	15
Consumer – other	78	78	-	72	-
Subtotal:	3,034	3,117	-	3,103	32
With an allowance recorded:
Commercial, financial, and agricultural	2,218	2,333	1,010	1,394	35
Commercial real estate – construction	-	-	-	19	-
Commercial real estate – other	4,467	4,467	907	2,416	220
Residential – prime	529	548	68	452	3
Consumer – other	299	313	179	252	4
Subtotal:	7,513	7,661	2,164	4,533	262
Totals:
Commercial	9,098	9,296	1,917	6,326	272
Residential	1,072	1,091	68	986	18
Consumer	377	391	179	324	4
Grand total:	$10,547	$10,778	$2,164	$7,636	$294

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$671	$1,107	$-	$617	$3
Commercial real estate – construction	61	61	-	416	-
Commercial real estate – other	1,850	2,324	-	2,190	8
Residential – prime	525	525	-	1,050	14
Consumer – other	66	66	-	90	1
Subtotal:	3,173	4,083	-	4,363	26
With an allowance recorded:
Commercial, financial, and agricultural	570	570	168	821	3
Commercial real estate – construction	39	39	3	102	1
Commercial real estate – other	363	363	54	372	11
Residential – prime	375	395	60	214	4
Consumer – other	205	205	120	211	2
Subtotal:	1,552	1,572	405	1,720	21
Totals:
Commercial	3,554	4,464	225	4,518	26
Residential	900	920	60	1,264	18
Consumer	271	271	120	301	3
Grand total:	$4,725	$5,655	$405	$6,083	$47

The following tables present the classes of loans by risk rating (in thousands):

	December 31, 2014
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, financial, and agricultural	Commercial real estate –construction	Commercial real estate – other	Percentage of Total
Pass	$456,221	$43,320	$440,281	96.11%
Special mention	4,861	132	7,120	1.24%
Substandard	5,541	58	19,771	2.60%
Doubtful	524	-	-	0.05%
	$467,147	$43,510	$467,172	100.00%

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential – construction	Residential – prime	Residential – subprime	Percentage of Total
Pass	$25,067	$150,664	$-	97.81%
Special mention	-	1,184	-	0.66%
Substandard	-	2,754	-	1.53%
	$25,067	$154,602	$-	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer –other	Lease financing receivable	Other	Percentage of Total
Performing	$5,995	$112,893	$4,857	$2,748	99.65%
Nonperforming	17	423	-	-	0.35%
	$6,012	$113,316	$4,857	$2,748	100.00%

	December 31, 2013
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, financial, and agricultural	Commercial real estate –construction	Commercial real estate – other	Percentage of Total
Pass	$397,513	$63,577	$371,618	96.15%
Special mention	2,962	49	8,781	1.36%
Substandard	3,272	1,267	16,736	2.46%
Doubtful	229	-	-	0.03%
	$403,976	$64,893	$397,135	100.00%

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential – construction	Residential – prime	Residential – subprime	Percentage of Total
Pass	$17,798	$143,790	$-	98.15%
Special mention	-	548	-	0.33%
Substandard	-	2,503	-	1.52%
	$17,798	$146,841	$-	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer –other	Lease financing receivable	Other	Percentage of Total
Performing	$6,196	$90,978	$5,542	$3,910	99.73%
Nonperforming	10	275	-	-	0.27%
	$6,206	$91,253	$5,542	$3,910	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	December 31, 2014
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$21	$-	$234	$255
Real estate - commercial	155	-	-	155
	$176	$-	$234	$410

	December 31, 2013
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$-	$23	$233	$256
Real estate - commercial	156	-	-	156
	$156	$23	$233	$412

During the year ended December 31, 2014, there was one loan relationship with a pre-modification balance of $1.2 million identified as a TDR through a modification of the original loan terms.  The loan was paid off during the second quarter of 2014 and, therefore, is not reflected in the balance of TDRs at December 31, 2014.  During the year ended December 31, 2014, there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the year ended December 31, 2013, one loan with a pre-modification balance of $27,000 was identified as a TDR through modification of the original loan terms, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of December 31, 2014, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2014 activity with respect to these related party loans and commitments to extend credit is as follows (in thousands):

Balance, beginning of year	$3,114
New loans	407
Repayments and adjustments	(544)
Balance, end of year	$2,977

4.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Land	$16,078	$16,771
Buildings and improvements	50,731	46,091
Furniture, fixtures, and equipment	27,121	26,244
Automobiles	1,512	1,299
Leasehold improvements	10,178	10,146
Construction-in-process	2,088	4,489
	107,708	105,040
Less accumulated depreciation and amortization	(37,750)	(32,697)
	$69,958	$72,343

Depreciation expense totaled approximately $6.1 million, $5.6 million, and $3.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes to the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are provided in the following table (in thousands):

	2014	2013
Beginning balance	$42,171	$42,781
Adjustment to goodwill	-	(610)
Ending balance	$42,171	$42,171

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

A summary of core deposit intangible assets as of December 31, 2014 and 2013 is as follows (in thousands):

	2014	2013
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(4,840)	(3,733)
Net carrying amount	$6,834	$7,941

Amortization expense on the core deposit intangible assets totaled approximately $1.1 million in 2014, $1.1 million in 2013, and $762,000 in 2012.

The estimated amortization expense on the core deposit intangible assets for the five succeeding years and thereafter is as follows (in thousands):

2015	$1,106
2016	1,106
2017	1,106
2018	1,106
2019	1,107
Thereafter	1,303
$6,834

6.	DEPOSITS

Deposits consisted of the following (in thousands):

	December 31,
	2014	2013
Noninterest-bearing	$390,863	$383,257
Savings and money market	473,290	465,748
NOW accounts	469,627	429,279
Time deposits less than $250	166,385	192,833
Time deposits $250 or more	85,069	47,686
	$1,585,234	$1,518,803

Time deposits held consist primarily of certificates of deposits.  The maturities for these deposits at December 31, 2014 are as follows (in thousands):

2015	$212,032
2016	23,182
2017	8,967
2018	4,239
2019	3,032
Thereafter	2
$251,454

Deposits from related parties totaled approximately $9.6 million and $16.4 million at December 31, 2014 and 2013, respectively.

7.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $62.1 million and $53.9 million at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, retail repurchase agreements, defined as securities sold under agreements to repurchase from our customers, totaled $49.6 million and $41.4 million, respectively.  These retail repurchase agreements are secured overnight borrowings from customers, which may be drawn on demand.  The agreements bear interest at a rate determined by us.  The average rate of the outstanding agreements was 0.43% at December 31, 2014 and 2013.   The Company had pledged securities with an approximate market value of $60.9 million and $51.8 million as collateral at December 31, 2014 and 2013, respectively.

Also included in securities sold under agreements to repurchase is a $12.5 million repurchase agreement the Company entered into with CitiGroup Global Markets, Inc. (“CGMI”) effective August 9, 2007.  Under the terms of the repurchase agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2014 was 4.57%.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI quarterly.  The Company had pledged securities with a market value $15.7 million as collateral at December 31, 2014 and 2013.

In 2014, 2013, and 2012, the Company did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or short-term FHLB advances that exceeded 30% of our stockholders’ equity for such year.

8.	SHORT-TERM FEDERAL HOME LOAN BANK ADVANCES

Short-term FHLB advances totaled $25.0 million at December 31, 2014 and 2013.  The short-term FHLB advances at December 31, 2014 consisted of one FHLB advance with a maturity of 87 days at a fixed interest rate of 0.13%. The short-term FHLB advances at December 31, 2013 consisted of one FHLB advance with a maturity of 87 days at a fixed interest rate of 0.15%.

The short-term and long-term FHLB advances at December 31, 2014 and 2013 are collateralized by a blanket lien on first mortgages and other qualifying loans totaling $364.4 million and $180.6 million, respectively.

As of December 31, 2014 and 2013, the Company had $314.2 million and $130.4 million, respectively, of additional FHLB advances available.

9.	NOTES PAYABLE

Notes payable at December 31, 2014 and 2013 is summarized as follows (in thousands):

	December 31,
	2014	2013
Long-term Federal Home Loan Bank advances	$26,277	$26,703
Notes payable – First National Bankers Bank	-	1,000
	$26,277	$27,703

The scheduled maturities of long-term FHLB advances at December 31, 2014 are summarized as follows (in thousands):

	Amount	Weighted Average Rate
2015	$426	5.057%
2016	427	5.057%
2017	15,403	3.412%
2019	10,021	1.985%
Total FHLB advances	$26,277

10.	JUNIOR SUBORDINATED DEBENTURES

A description of the junior subordinated debentures outstanding is as follows (in thousands):

				December 31,
Date Issued	Maturity Date	Interest Rate	Callable After	2014	2013
February 22, 2001	February 22, 2031	10.20%	February 22, 2011	$-	$7,217
July 31, 2001	July 9, 2031	3 month LIBOR plus 3.30%	July 31, 2006	5,671	5,671
September 20, 2004	September 20, 2034	3 month LIBOR plus 2.50%	September 20, 2009	8,248	8,248
October 12, 2006	October 12, 2036	3 month LIBOR plus 1.85%	June 26, 2011	5,155	5,155
June 21, 2007	June 21, 2037	3 month LIBOR plus 1.70%	June 15, 2012	3,093	3,093
				$22,167	$29,384

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

During 2014, the Company redeemed $7.2 million of its Statutory Trust 1 and Capital Securities.  The early redemption of the 10.20% fixed rate junior subordinated debentures resulted in an after-tax charge of $168,000 in the third quarter of 2014.

11.	COMMITMENTS AND CONTINGENCIES

At December 31, 2014, future annual minimum rental payments due under non-cancellable operating leases are as follows (in thousands):

2015	$2,080
2016	1,713
2017	1,550
2018	1,580
2019	1,586
Thereafter	8,572
$17,081

Rental expense under operating leases for 2014, 2013, and 2012 was approximately $2.5 million, $2.6 million, and $2.5 million, respectively.

The Company is party to various legal proceedings arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

At December 31, 2014, the Company had borrowing lines available through the Bank with the FHLB of Dallas and other correspondent banks.  The Bank had approximately $314.2 million available, subject to available collateral, under a secured line of credit with the FHLB of Dallas.  Additional federal funds lines of credit were available through correspondent banks with approximately $33.5 million available for overnight borrowing at December 31, 2014.  Additionally, $233.6 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  As of December 31, 2014, the Company had no borrowings with the FRB-Atlanta.

12.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Allowance for loan losses	$5,593	$5,359
Alternative minimum tax credit	388	-
Unrealized loss on securities	-	57
Other	1,914	2,193
Total deferred tax assets	7,895	7,609
Deferred tax liabilities:
Premises and equipment	4,336	5,153
FHLB stock dividends	65	59
Unrealized gains on securities	1,538	-
Other	2,833	3,168
Total deferred tax liabilities	8,772	8,380
Net deferred tax liability	$877	$771

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes that it is more likely than not that it will realize the benefits of these deductible differences existing at December 31, 2014. Therefore, no valuation allowance is necessary at this time.  The net deferred tax liability is included in other liabilities on the consolidated balance sheets.

Components of income tax expense are as follows (in thousands):

	2014	2013	2012
Current	$8,847	$3,323	$2,128
Deferred (benefit) expense	(1,489)	2,828	1,651
Total income tax expense	$7,358	$6,151	$3,779

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 35% on pre-tax income as follows (in thousands):

	December 31,
	2014	2013	2012
Taxes calculated at statutory rate	$9,264	$7,114	$4,697
Increase (decrease) resulting from:
Tax-exempt interest, net	(923)	(1,095)	(988)
Executive officer life insurance proceeds	(1,050)	-	-
Other	67	132	70
	$7,358	$6,151	$3,779
The Company’s federal income tax returns are open and subject to examination from the 2011 tax return year and forward. The various state income and franchise tax returns are generally open from the 2011 and later tax return years based on individual state statutes of limitation. We are not currently under examination by federal or state tax authorities for the 2011, 2012, or 2013 tax years.

13.	EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (“ESOP”) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. In past years, certain ESOP shares were pledged as collateral for debt. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.    On May 2, 2014, the ESOP borrowed $283,000 payable to MidSouth Bank, N.A for the purpose of purchasing additional shares of MidSouth Bancorp, Inc.’s common stock.  A total of 5,300 shares at $17.16 per share, 4,700 shares at $18.00 per share and 6,000 shares at $17.98 per share were purchased with the loan proceeds on May 2, 2014, May 5, 2014 and May 7, 2014, respectively.  The balance of the notes payable of the ESOP was $250,000 at December 31, 2014.

Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity.  In accordance with GAAP, compensation costs relating to shares purchased are based on the fair value of shares committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2014 was approximately $720,000.  ESOP compensation expense consisting of cash contributions for 2013 and 2012 was approximately $720,000 and $428,000, respectively.  The cost basis of the shares released for 2014 was $17.71 per share.  ESOP shares as of December 31, 2014 and 2013 were as follows:

	2014	2013
Allocated shares	554,741	537,373
Shares released for allocation	1,892	-
Unreleased shares	14,108	-
Total ESOP shares	570,741	537,373

Fair value of unreleased shares at December 31	$245,000	$-

The Company has deferred compensation arrangements with certain officers, which will provide them with a fixed benefit after retirement. The Company recorded a liability of approximately $1.3 million at December 31, 2014 and $1.2 million at December 31, 2013 in connection with these agreements.  Deferred compensation expense recognized in 2014, 2013, and 2012 was approximately $80,000, $74,000, and $68,000, respectively.

The Company sponsors defined contribution post-retirement benefit agreements to provide death benefits for the designated beneficiaries of certain of the Company's executive officers.  Under the agreements, split-dollar whole life insurance contracts were purchased on certain executive officers. The increase in the cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Company's contribution to the agreements each year.  In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the agreements.  During 2014, 2013, and 2012, the Company incurred expenses of $7,000, $12,000 and $39,000, respectively, related to the agreements.

The Company has a 401(k) retirement plan covering substantially all employees who have been employed for 90 days and meet certain other requirements.  Under this plan, employees can contribute a portion of their salary within the limits provided by the Internal Revenue Code into the plan.  The Company made contributions to the plan totaling $60,000, $60,000 and $33,000 in 2014, 2013 and 2012, respectively.

14.	EMPLOYEE STOCK PLANS

In May of 2007, our stockholders approved the 2007 Omnibus Incentive Compensation Plan to provide incentives and awards for directors, officers, and employees. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), restricted stock awards, stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination, or tandem basis. The 2007 Omnibus Incentive Compensation Plan replaces the 1997 Stock Incentive Plan, which expired February of 2007.  A total of 525,000 of our common shares outstanding were reserved for issuance under the Plan, of which 105,476 were available to be granted as of December 31, 2014.

Stock Options – Of the 358,073 options outstanding at December 31, 2014, 6,042 were issued under the 1997 Stock Incentive Plan and 352,031 were issued under the 2007 Omnibus Incentive Compensation Plan.  All options outstanding at December 31, 2014 are incentive stock options with a term of ten years, 315,571 of which vest 20% each year on the anniversary date of the grant and 42,502 of which vest 16.67% each year.  The following table summarizes activity relating to stock options:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	35,100	$14.07
Granted	294,803	12.97
Exercised	(14,117)	7.15
Forfeited or expired	(7,941)	12.97
Outstanding at December 31, 2012	307,845	$13.36
Granted	131,280	15.82
Exercised	(6,155)	11.10
Forfeited or expired	(328)	20.88
Outstanding at December 31, 2013	432,642	$14.13
Granted	17,500	18.99
Exercised	(49,560)	12.97
Forfeited or expired	(42,509)	16.24
Outstanding at December 31, 2014	358,073	$14.28	7.81	$1,094,000
Exercisable at December 31, 2012	20,983	$18.72
Exercisable at December 31, 2013	70,457	14.81
Exercisable at December 31, 2014	109,691	13.98	7.33	$368,000

A summary of changes in unvested options for the period ended December 31, 2014 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, beginning of year	362,185	$4.84
Granted	17,500	5.77
Vested	(100,755)	4.67
Forfeited	(30,548)	5.19
Unvested options outstanding, end of year	248,382	$4.93

As of December 31, 2014 there was a total of $1.0 million in unrecognized compensation cost related to nonvested share-based compensation arrangements.  The total amount of options expensed during the years ended December 31, 2014, 2013 and 2012 was $442,000, $308,000 and $150,000, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Pricing Model.  This model requires management to make certain assumptions, including the expected life of the option, the risk free rate of interest, the expected volatility, and the expected dividend yield.  The risk free rate of interest is based on the yield of a U.S. Treasury security with a similar term.  The expected volatility is based on historic volatility over a term similar to the expected life of the options.  The dividend yield is based on the current yield at the date of grant.  The following weighted average assumptions were made in estimating the fair value of the options granted in 2014 and 2013:

	2014	2013
Risk free rate of interest	1.7%	1.3%
Expected volatility	39.2%	47.4%
Dividend yield	1.9%	2.1%
Average expected life (in years)	5	5
Weighted-average grant-date fair value	$5.77	$5.59

The total intrinsic value of the options exercised was $217,000, $41,000, and $130,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The restricted shares had a fair value of $12.77 per share on the date of issuance.  For the year ended December 31, 2013 and 2012, compensation expense of $21,000 and $57,000, respectively, was recognized related to non-vested restricted stock awards.

15.	STOCKHOLDERS’ EQUITY

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2014, the Bank had approximately $21.0 million available to pay dividends to the parent company without regulatory approval.

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

16.	OTHER COMPREHENSIVE (LOSS) INCOME

The following is a summary of the tax effects allocated to each component of other comprehensive (loss) income (in thousands):

	December 31,
	2014			2013			2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gain/loss during period	$4,687	$(1,641)	$3,046	$(12,481)	$4,368	$(8,113)	$831	$(291)	$540
Reclassification adjustment for gains included in net income	(128)	45	(83)	(234)	82	(152)	(204)	71	(133)
Total other comprehensive income (loss)	$4,559	$(1,596)	$2,963	$(12,715)	$4,450	$(8,265)	$627	$(220)	$407

The reclassifications out of accumulated other comprehensive income into net earnings are presented below (in thousands):

	December 31,
	2014		2013		2012
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Statement of Earnings Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Statement of Earnings Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Statement of Earnings Line Item
Unrealized gains and losses on securities available-for-sale:
	$(128)	Gain on securities, net	$(234)	Gain on securities, net	$(204)	Gain on securities, net
	45	Income tax expense	82	Income tax expense	71	Income tax expense
	$(83)	Net of tax	$(152)	Net of tax	$(133)	Net of tax

17.	NET EARNINGS PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	December 31,
	2014	2013	2012
Net earnings available to common stockholders	$18,412	$12,844	$8,095
Dividends on Series C preferred stock	378	400	-
Adjusted net earnings available to common stockholders	$18,790	$13,244	$8,095
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,282	11,247	10,482
Effect of dilutive securities:
Stock options	77	50	24
Restricted stock	-	-	12
Preferred stock	542	564	6
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	11,901	11,861	10,524

Options to acquire 24,855, 134,611 and 18,331 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, respectively, because the effect of these shares was anti-dilutive.  The remaining 104,384 shares subject to the outstanding warrant issued in connection with the CPP transaction were anti-dilutive and not included in the computation of diluted earnings per share for the year ended December 31, 2012.

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

	Contract or Notional Amount
	2014	2013
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$269,672	$264,346
Letters of credit	6,524	9,505

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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.  Approximately 83% and 86% of these letters of credit were secured by marketable securities, cash on deposit, or other assets at December 31, 2014 and 2013, respectively.

19.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements.  Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and to average assets (as defined).

As of December 31, 2014, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk‑based, Tier I risk‑based, and Tier I leverage capital ratios as set forth in the table (in thousands). There are no conditions or events since those notifications that management believes has changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below (in thousands):

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital to risk-weighted assets:
Company	$190,060	13.73%	$110,758	8.00%	N/A	N/A
Bank	$179,225	12.94%	$110,842	8.00%	$138,552	10.00%
Tier I capital to risk-weighted assets:
Company	$178,649	12.90%	$55,379	4.00%	N/A	N/A
Bank	$167,814	12.11%	$55,421	4.00%	$83,131	6.00%
Tier I capital to average assets:
Company	$178,649	9.52%	$75,029	4.00%	N/A	N/A
Bank	$167,814	8.95%	$74,994	4.00%	$112,492	5.00%

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital to risk-weighted assets:
Company	$178,343	14.19%	$100,536	8.00%	N/A	N/A
Bank	$170,262	13.56%	$100,466	8.00%	$125,582	10.00%
Tier I capital to risk-weighted assets:
Company	$169,242	13.47%	$50,268	4.00%	N/A	N/A
Bank	$161,283	12.84%	$50,233	4.00%	$75,349	6.00%
Tier I capital to average assets:
Company	$169,242	9.35%	$72,405	4.00%	N/A	N/A
Bank	$161,283	8.91%	$72,384	4.00%	$108,576	5.00%

In July 2013, the Federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. The rule establishes a new common equity Tier 1 minimum capital requirement, increases the minimum capital ratios and assigns a higher risk weight to certain assets based on the risk associated with these assets. The final rule includes transition periods that generally implement the new regulations over a five year period. These changes will be phased in beginning in January 2015, and while management continues to evaluate this final rule and its potential impact, preliminary assessments indicate that the Bank and the Company will continue to exceed all regulatory capital requirements under the new rule.

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

Assets Recorded at Fair Value
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2014
Description	at December 31, 2014	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$10,227	$-	$10,227	$-
Obligations of state and political subdivisions	44,605	-	44,605	-
GSE mortgage-backed securities	109,103	-	109,103	-
Collateralized mortgage obligations: residential	60,839	-	60,839	-
Collateralized mortgage obligations: commercial	24,545	-	24,545	-
Other asset-backed securities	24,343	-	24,343	-
Collateralized debt obligation	1,218	-	1,218	-
Mutual funds	2,104	2,104	-	-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2013
Description	at December 31, 2013	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$11,265	$-	$11,265	$-
Obligations of state and political subdivisions	59,978	-	59,978	-
GSE mortgage-backed securities	145,965	-	145,965	-
Collateralized mortgage obligations: residential	70,887	-	70,887	-
Collateralized mortgage obligations: commercial	27,346	-	27,346	-
Other asset-backed securities	25,489	-	25,489	-
Collateralized debt obligation	735	-	735	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate owned are also level 2 assets measured using appraisals from external parties.

Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2014
Description	at December 31, 2014	Level 1	Level 2	Level 3
Impaired loans	$5,051	$-	$5,051	$-
Other real estate	4,234	-	4,234	-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2013
Description	at December 31, 2013	Level 1	Level 2	Level 3
Impaired loans	$1,973	$-	$1,973	$-
Other real estate	6,687	-	6,687	-

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

The estimated fair values of our financial instruments are as follows at December 31, 2014 and 2013 (in thousands):

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$86,872	$86,872	$-	$-
Securities available-for-sale	276,984	2,104	274,880	-
Securities held-to-maturity	141,201	-	141,593	-
Other investments	9,990	9,990	-	-
Loans, net	1,273,205	-	5,051	1,277,882
Cash surrender value of life insurance policies	13,659	-	13,659	-
Financial liabilities:
Non-interest-bearing deposits	390,863	-	390,863	-
Interest-bearing deposits	1,194,371	-	943,255	251,291
Securities sold under agreements to repurchase	62,098	62,098	-	-
Short-term Federal Home Loan Bank advances	25,000	-	25,000	-
Notes payable	26,277	-	-	27,193
Junior subordinated debentures	22,167	-	22,167	-

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$59,731	$59,731	$-	$-
Securities available-for-sale	341,665	-	341,665	-
Securities held-to-maturity	155,523	-	151,168	-
Other investments	11,526	11,526	-	-
Loans, net	1,128,775	-	1,973	1,137,767
Cash surrender value of life insurance policies	13,450	-	13,450	-
Financial liabilities:
Non-interest-bearing deposits	383,257	-	383,257	-
Interest-bearing deposits	1,135,546	-	895,346	241,359
Securities sold under agreements to repurchase	53,916	53,916	-	-
Short-term Federal Home Loan Bank advances	25,000	-	25,000	-
Notes payable	27,703	-	-	28,813
Junior subordinated debentures	29,384	-	22,167	7,776

21.	OTHER NON-INTEREST INCOME AND EXPENSE

For the years ended December 31, 2014, 2013, and 2012, none of the components of other noninterest income were greater than 1% of interest income and noninterest income.

Components of other noninterest expense greater than 1% of interest income and noninterest income consisted of the following for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Professional fees	$1,802	$1,709	$2,022
FDIC fees	1,050	1,136	930
Marketing expenses	1,658	2,340	1,648
Corporate development expense	1,420	1,507	1,022
Data processing	1,940	1,955	1,689
Printing and supplies	1,114	1,494	1,105
Expenses on other real estate owned and other assets repossessed	691	1,201	1,767
Amortization of intangibles	1,106	1,106	762

22.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions that occurred after December 31, 2014 up through the date of filing this Annual Report on Form 10-K.  No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

23.	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

Balance Sheets
December 31, 2014 and 2013
(in thousands)
	2014	2013
Assets
Cash and interest-bearing deposits in banks	$9,452	$7,879
Securities available-for-sale	1,218	735
Other assets	4,486	2,642
Investment in and advances to subsidiaries	219,216	211,494
Total assets	$234,372	$222,750

Liabilities and Stockholders’ Equity
Liabilities:
Dividends payable	$1,208	$1,093
Notes payable	-	1,000
Junior subordinated debentures	22,167	29,384
ESOP obligation	250	-
Other	1,735	524
Total liabilities	25,360	32,001
Stockholders’ equity	209,012	190,749
Total liabilities and stockholders’ equity	$234,372	$222,750

Statements of Earnings
For the Years Ended December 31, 2014, 2013, and 2012
(in thousands)
	2014	2013	2012
Revenue:
Dividends from Bank and nonbank subsidiaries	$15,500	$11,000	$-
Rental and other income	87	125	102
	15,587	11,125	102

Expenses:
Interest on short- and long-term debt	1,087	1,415	984
Professional fees	217	345	804
Other expenses	844	547	1,126
	2,148	2,307	2,914
Income (loss) before equity in undistributed earnings of subsidiaries and income taxes	13,439	8,818	(2,812)

Equity in undistributed earnings of subsidiaries	4,955	4,600	11,477

Income tax benefit	716	758	977

Net earnings	$19,110	$14,176	$9,642

Statements of Cash Flows
For the Years Ended December 31, 2014, 2013, and 2012
(in thousands)
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$19,110	$14,176	$9,642
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(4,955)	(4,600)	(11,477)
Other, net	(872)	(668)	(2,306)
Net cash provided by (used in) operating activities	13,283	8,908	(4,141)

Cash flows from investing activities:
Purchase of securities available-for-sale	-	(464)	-
Proceeds from prepayments of securities available-for-sale	198	-	-
Outlays for business acquisition, net of cash acquired	-	-	(14,360)
Other, net	217	223	-
Net cash provided by (used in) investing activities	415	(241)	(14,360)

Cash flows from financing activities:
Proceeds from exercise of stock options	643	69	100
Payment of preferred dividends	(704)	(1,519)	(1,579)
Payment of common dividends	(3,838)	(3,320)	(2,932)
Purchase of treasury stock	(9)	-	-
Repayment of long-term debt	(8,217)	(1,000)	-
Net cash used in financing activities	(12,125)	(5,770)	(4,411)

Net change in cash and cash equivalents	1,573	2,897	(22,912)
Cash and cash equivalents at beginning of year	7,879	4,982	27,894
Cash and cash equivalents at end of year	$9,452	$7,879	$4,982

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of MidSouth Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

235 Peachtree Street NE	Suite 1800	Atlanta, Georgia 30303	Phone 404.588.4200	Fax 404.588.4222

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Atlanta, Georgia
March 13, 2015

Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share data)
	2014
	IV	III	II	I
Interest income	$21,477	$21,016	$20,595	$20,399
Interest expense	1,317	1,504	1,482	1,504
Net interest income	20,160	19,512	19,113	18,895
Provision for loan losses	2,700	1,175	1,200	550
Net interest income after provision for loan losses	17,460	18,337	17,913	18,345
Gain on sale of investments, net	-	-	128	-
Other noninterest income	5,050	6,194	5,133	7,917
Noninterest expense	17,327	17,857	17,123	17,702
Earnings before income taxes	5,183	6,674	6,051	8,560
Income tax expense	1,519	2,202	1,935	1,702
Net earnings	3,664	4,472	4,116	6,858
Dividends on preferred stock	174	174	170	180
Net earnings available to common stockholders	$3,490	$4,298	$3,946	$6,678

Earnings per common share - basic	$0.31	$0.38	$0.35	$0.59
Earnings per common share - diluted	$0.30	$0.37	$0.34	$0.57
Market price of common stock
High	$19.45	$20.34	$19.90	$18.56
Low	$16.11	$18.18	$16.52	$15.41
Close	$17.34	$18.60	$19.69	$16.58
Average shares outstanding - basic	11,314,690	11,313,879	11,288,045	11,258,374
Average shares outstanding - diluted	11,933,387	11,954,811	11,922,525	11,878,660

	2013
	IV	III	II	I
Interest income	$21,014	$20,704	$21,356	$20,129
Interest expense	1,575	1,633	1,614	1,717
Net interest income	19,439	19,071	19,742	18,412
Provision for loan losses	800	450	1,250	550
Net interest income after provision for loan losses	18,639	18,621	18,492	17,862
Gain on sale of investments, net	5	25	-	204
Other noninterest income	4,891	4,963	5,004	4,227
Noninterest expense	18,427	18,481	18,267	17,431
Earnings before income taxes	5,108	5,128	5,229	4,862
Income tax expense	1,563	1,588	1,566	1,434
Net earnings	3,545	3,540	3,663	3,428
Dividends on preferred stock	180	468	392	292
Net earnings available to common stockholders	$3,365	$3,072	$3,271	$3,136

Earnings per common share - basic	$0.30	$0.27	$0.29	$0.28
Earnings per common share - diluted	$0.29	$0.27	$0.29	$0.27
Market price of common stock
High	$18.17	$17.26	$16.43	$17.44
Low	$14.75	$14.85	$14.01	$14.46
Close	$17.86	$15.43	$15.38	$16.02
Average shares outstanding - basic	11,255,670	11,253,216	11,238,945	11,237,916
Average shares outstanding - diluted	11,886,433	11,868,851	11,838,701	11,866,126

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

During the fourth quarter of 2014, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting.  Their report is included on pages 92-93 in this Annual Report on Form 10-K.

Item 9B – Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

The information set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, is incorporated herein by reference.

The information set forth under the headings “Item 1. Election of Directors,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Standing Board Committees” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11 - Executive Compensation

The information set forth under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control,” “Outside Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the headings “Securities Authorized for Issuance under Equity Compensation Plans” in this Annual Report on Form 10-K, is incorporated by reference to the sections entitled “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Management” and “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2014, the Company had outstanding stock options and restricted stock granted under our incentive compensation plans, which were approved by the Company’s stockholders.  Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2014, subject to the Company’s available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	358,073	$14.28	105,476
Equity compensation plans not approved by security holders	-	-	-
Total	358,073	$14.28	105,476

Item 13 - Certain Relationships and Related Transactions and Director Independence

The information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board Independence” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14 – Principal Accounting Fees and Services

The information set forth under the heading “Relationship with Independent Registered Public Accountants” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 15 - Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

Consolidated Balance Sheets – December 31, 2014 and 2013
Consolidated Statements of Earnings – Years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements
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

10.8+	MidSouth Bancorp, Inc. 2014 Annual Incentive Compensation Plan*

10.9+	Executive Indexed Salary Continuation Agreement between MidSouth Bancorp, Inc. and C.R. Cloutier*

21	Subsidiaries of the Registrant*

23.1	Consent of Porter Keadle Moore, LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

MIDSOUTH BANCORP, INC.
Registrant

		By:	/s/ C. R. Cloutier
C. R. Cloutier
President and Chief Executive Officer
Date:	March 13, 2015

Signatures	Title	Date

/s/ C.R. Cloutier	Principal Executive Officer,	March 13, 2015
C.R. Cloutier	President, and Director

/s/ James R. McLemore	Principal Financial Officer and	March 13, 2015
James R. McLemore	Senior Executive Vice President

/s/ Teri S. Stelly	Principal Accounting Officer and	March 13, 2015
Teri S. Stelly	Controller

/s/ William M. Simmons	Director	March 13, 2015
William M. Simmons

/s/ Will Charbonnet, Sr.	Director	March 13, 2015
Will Charbonnet, Sr.

/s/ Clayton Paul Hillard	Director	March 13, 2015
Clayton Paul Hillard

/s/ James R. Davis, Jr.	Director	March 13, 2015
James R. Davis, Jr.

/s/ Timothy J. Lemoine	Director	March 13, 2015
Timothy J. Lemoine

/s/ Joseph V. Tortorice, Jr.	Director	March 13, 2015
Joseph V. Tortorice, Jr.

/s/ Milton B. Kidd, III	Director	March 13, 2015
Milton B. Kidd, III

/s/ R. Glenn Pumpelly	Director	March 13, 2015
R. Glenn Pumpelly

/s/ Leonard Q. Abington	Director	March 13, 2015
Leonard Q. Abington