Form 10-Q
period 2015-03-31
MIDSOUTH BANCORP INC
filed 2015-05-08
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
YES   ☐   NO   ☒

As of May 8, 2015, there were 11,354,497 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.
MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share data)
	March 31, 2015 (unaudited)	December 31, 2014* (audited)
Assets
Cash and due from banks, including required reserves of $9,814 and $10,019, respectively	$40,816	$45,142
Interest-bearing deposits in banks	60,665	39,031
Federal funds sold	2,921	2,699
Securities available-for-sale, at fair value (cost of $293,709 at March 31, 2015 and $272,588 at December 31, 2014)	299,690	276,984
Securities held-to-maturity (fair value of $139,462 at March 31, 2015 and $141,593 at December 31, 2014)	137,592	141,201
Other investments	9,644	9,990
Loans	1,310,929	1,284,431
Allowance for loan losses	(16,060)	(11,226)
Loans, net	1,294,869	1,273,205
Bank premises and equipment, net	69,762	69,958
Accrued interest receivable	6,741	6,635
Goodwill	42,171	42,171
Intangibles	6,558	6,834
Cash surrender value of life insurance	13,735	13,659
Other real estate	4,589	4,234
Other assets	5,505	4,997
Total assets	$1,995,258	$1,936,740

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$421,897	$390,863
Interest-bearing	1,194,201	1,194,371
Total deposits	1,616,098	1,585,234
Securities sold under agreements to repurchase	87,346	62,098
Short-term Federal Home Loan Bank advances	25,000	25,000
Long-term Federal Home Loan Bank advances	26,171	26,277
Junior subordinated debentures	22,167	22,167
Other liabilities	7,820	6,952
Total liabilities	1,784,602	1,727,728
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 93,248 and 93,680 issued and 93,248 and 93,680 outstanding at March 31, 2015 and December 31, 2014, respectively	9,325	9,368
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,500,252 and 11,491,703 issued and 11,349,285 and 11,340,736 outstanding at March 31, 2015 and December 31, 2014, respectively	1,150	1,149
Additional paid-in capital	113,371	112,744
Unearned ESOP shares	(518)	(250)
Accumulated other comprehensive income	3,888	2,857
Treasury stock – 150,967 shares at March 31, 2015 and December 31, 2014, at cost	(3,295)	(3,295)
Retained earnings	54,735	54,439
Total shareholders’ equity	210,656	209,012
Total liabilities and shareholders’ equity	$1,995,258	$1,936,740

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended March 31,
	2015	2014
Interest income:
Loans, including fees	$18,054	$17,483
Securities and other investments:
Taxable	1,925	2,136
Nontaxable	584	693
Federal funds sold	2	1
Time and interest bearing deposits in other banks	37	16
Other investments	79	70
Total interest income	20,681	20,399

Interest expense:
Deposits	947	871
Securities sold under agreements to repurchase	230	180
Other borrowings and payables	97	106
Junior subordinated debentures	150	347
Total interest expense	1,424	1,504

Net interest income	19,257	18,895
Provision for loan losses	6,000	550
Net interest income after provision for loan losses	13,257	18,345

Non-interest income:
Service charges on deposits	2,120	2,380
Gain on sale of securities, net	115	-
ATM and debit card income	1,841	1,714
Executive officer life insurance proceeds	-	3,000
Other charges and fees	891	823
Total non-interest income	4,967	7,917

Non-interest expenses:
Salaries and employee benefits	7,942	8,813
Occupancy expense	3,685	3,791
FDIC insurance	281	262
Other	4,379	4,836
Total non-interest expenses	16,287	17,702

Income before income taxes	1,937	8,560
Income tax expense	446	1,702

Net earnings	1,491	6,858
Dividends on preferred stock	173	180
Net earnings available to common shareholders	$1,318	$6,678

Earnings per share:
Basic	$0.12	$0.59
Diluted	$0.12	$0.57
Weighted average number of shares outstanding:
Basic	11,318	11,258
Diluted	11,351	11,879
Dividends declared per common share	$0.09	$0.08
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited) (in thousands)
	Three Months Ended March 31,
	2015	2014
Net earnings	$1,491	$6,858
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the year	1,701	2,946
Less: reclassification adjustment for gains on sales of securities available-for-sale	(115)	-
Total other comprehensive income, before tax	1,586	2,946
Income tax effect related to items of other comprehensive income	(555)	(1,031)
Total other comprehensive income, net of tax	1,031	1,915
Total comprehensive income	$2,522	$8,773
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) For the Three Months Ended March 31, 2015 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in	Unearned ESOP	Accumulated Other Comprehensive	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Shares	Income	Stock	Earnings	Total
Balance - December 31, 2014	125,680	$41,368	11,491,703	$1,149	$112,744	$(250)	$2,857	$(3,295)	$54,439	$209,012
Net earnings	-	-	-	-	-	-	-	-	1,491	1,491
Dividends on Series B and Series C preferred stock	-	-	-	-	-	-	-	-	(173)	(173)
Dividends on common stock, $0.09 per share	-	-	-	-	-	-	-	-	(1,022)	(1,022)
Conversion of Series C preferred stock to common stock	(432)	(43)	2,394	-	43	-	-	-	-	-
Increase in ESOP obligation, net of repayments	-	-	-	-	-	(268)	-	-	-	(268)
Exercise of stock options	-	-	6,155	1	79	-	-	-	-	80
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	-	-	-	-	420	-	-	-	-	420
Stock option expense	-	-	-	-	85	-	-	-	-	85
Change in accumulated other comprehensive income	-	-	-	-	-	-	1,031	-	-	1,031
Balance – March 31, 2015	125,248	$41,325	11,500,252	$1,150	$113,371	$(518)	$3,888	$(3,295)	$54,735	$210,656

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$1,491	$6,858
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,555	1,473
Accretion of purchase accounting adjustments	(189)	(981)
Provision for loan losses	6,000	550
Provision for deferred tax expense	(1,951)	277
Amortization of premiums on securities, net	633	930
Amortization of other investments	-	1
Stock option expense	85	195
Net gain on sale of investment securities	(115)	-
Net (gain) loss on sale of other real estate owned	(50)	26
Net write down of other real estate owned	29	31
Net gain on sale/disposal of premises and equipment	(1)	(28)
Change in accrued interest receivable	(106)	197
Change in accrued interest payable	(4)	(204)
Change in other assets & other liabilities, net	1,684	1,565
Net cash provided by operating activities	9,061	10,890

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	17,988	12,316
Proceeds from maturities and calls of securities held-to-maturity	3,326	4,191
Proceeds from sale of securities available-for-sale	34,509	-
Purchases of securities available-for-sale	(73,853)	-
Purchases of securities held-to-maturity	-	(1,104)
Proceeds from redemptions of other investments	-	150
Proceeds from sale of other investments	349	-
Purchases of other investments	(3)	(3)
Net change in loans	(28,461)	(46,021)
Purchases of premises and equipment	(1,362)	(1,634)
Proceeds from sale of premises and equipment	4	32
Proceeds from sale of other real estate owned	532	15
Net cash used in investing activities	(46,971)	(32,058)

Cash flows from financing activities:
Change in deposits	30,901	29,206
Change in securities sold under agreements to repurchase	25,248	(1,921)
Borrowings on Federal Home Loan Bank advances	25,000	25,000
Repayments of Federal Home Loan Bank advances	(25,000)	(25,015)
Repayments of notes payable	(15)	(250)
Proceeds and tax benefit from exercise of stock options	80	-
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	420	-
Payment of dividends on preferred stock	(174)	(180)
Payment of dividends on common stock	(1,020)	(900)
Net cash provided by financing activities	55,440	25,940

Net increase in cash and cash equivalents	17,530	4,772
Cash and cash equivalents, beginning of period	86,872	59,731
Cash and cash equivalents, end of period	$104,402	$64,503

Supplemental cash flow information:
Interest paid	$1,427	$1,708
Noncash investing and financing activities:
Change in accrued common stock dividends	1	-
Financed sales of other real estate	-	84
Net change in loan to ESOP	(268)	-

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements
March 31, 2015
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of March 31, 2015 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with GAAP and general practices within the banking industry.  There have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our 2014 Annual Report on Form 10-K.

2.	Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$41,336	$1,476	$35	$42,777
GSE mortgage-backed securities	101,185	3,669	66	104,788
Collateralized mortgage obligations: residential	131,373	614	820	131,167
Collateralized mortgage obligations: commercial	17,459	93	69	17,483
Collateralized debt obligation	256	1,096	-	1,352
Mutual funds	2,100	23	-	2,123
	$293,709	$6,971	$990	$299,690

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$10,339	$-	$112	$10,227
Obligations of state and political subdivisions	43,079	1,555	29	44,605
GSE mortgage-backed securities	106,208	3,183	288	109,103
Collateralized mortgage obligations: residential	62,093	266	1,520	60,839
Collateralized mortgage obligations: commercial	24,462	190	107	24,545
Other asset-backed securities	24,041	321	19	24,343
Collateralized debt obligation	266	952	-	1,218
Mutual funds	2,100	4	-	2,104
	$272,588	$6,471	$2,075	$276,984

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$45,343	$621	$56	$45,908
GSE mortgage-backed securities	64,710	1,552	85	66,177
Collateralized mortgage obligations: residential	12,339	-	270	12,069
Collateralized mortgage obligations: commercial	15,200	108	-	15,308
	$137,592	$2,281	$411	$139,462

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$45,914	$267	$192	$45,989
GSE mortgage-backed securities	67,268	1,080	164	68,184
Collateralized mortgage obligations: residential	12,709	-	479	12,230
Collateralized mortgage obligations: commercial	15,310	53	173	15,190
	$141,201	$1,400	$1,008	$141,593

With the exception of three private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $41,000 at March 31, 2015, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The amortized cost and fair value of debt securities at March 31, 2015 by contractual maturity are shown in the following table (in thousands) with the exception of other asset-backed securities, mortgage-backed securities, CMOs, and the collateralized debt obligation.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$6,916	$6,998
Due after one year through five years	18,900	19,694
Due after five years through ten years	12,422	12,972
Due after ten years	3,098	3,113
Mortgage-backed securities and collateralized mortgage obligations:
Residential	232,558	235,955
Commercial	17,459	17,483
Collateralized debt obligation	256	1,352
Mutual funds	2,100	2,123
	$293,709	$299,690

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$595	$600
Due after one year through five years	2,819	2,857
Due after five years through ten years	12,205	12,346
Due after ten years	29,724	30,105
Mortgage-backed securities and collateralized mortgage obligations:
Residential	77,049	78,246
Commercial	15,200	15,308
	$137,592	$139,462

Details concerning investment securities with unrealized losses are as follows (in thousands):

	March 31, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$3,241	$35	$-	$-	$3,241	$35
GSE mortgage-backed securities	12,876	33	8,249	33	21,125	66
Collateralized mortgage obligations: residential	24,659	103	35,097	717	59,756	820
Collateralized mortgage obligations: commercial	-	-	3,617	69	3,617	69
	$40,776	$171	$46,963	$819	$87,739	$990

	December 31, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$4,973	$32	$5,254	$80	$10,227	$112
Obligations of state and political subdivisions	2,029	29	-	-	2,029	29
GSE mortgage-backed securities	6,668	25	21,538	263	28,206	288
Collateralized mortgage obligations: residential	9,366	53	37,997	1,467	47,363	1,520
Collateralized mortgage obligations: commercial	-	-	3,747	107	3,747	107
Other asset-backed securities	6,401	19	-	-	6,401	19
	$29,437	$158	$68,536	$1,917	$97,973	$2,075

	March 31, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$4,271	$19	$2,740	$37	$7,011	$56
GSE mortgage-backed securities	-	-	7,957	85	7,957	85
Collateralized mortgage obligations: residential	-	-	12,068	270	12,068	270
	$4,271	$19	$22,765	$392	$27,036	$411

	December 31, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$11,761	$35	$13,263	$157	$25,024	$192
GSE mortgage-backed securities	-	-	8,142	164	8,142	164
Collateralized mortgage obligations: residential	-	-	12,230	479	12,230	479
Collateralized mortgage obligations: commercial	7,599	173	-	-	7,599	173
	$19,360	$208	$33,635	$800	$52,995	$1,008

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

As of March 31, 2015, 37 securities had unrealized losses totaling 1.21% of the individual securities’ amortized cost basis and 0.33% of the Company’s total amortized cost basis.  Of the 37 securities, 20 had been in an unrealized loss position for over twelve months at March 31, 2015.  These 20 securities had an amortized cost basis and unrealized loss of $70.9 million and $1.2 million, respectively.  The unrealized losses on debt securities at March 31, 2015 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At March 31, 2015, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company sold 18 securities classified as available-for-sale at a net gain of $115,000.  Of the 18 securities sold, 8 were sold with gains totaling $250,000 and 10 securities were sold at a loss of $135,000.  During the three months ended March 31, 2014, the Company did not sell any securities.

Securities with an aggregate carrying value of approximately $294.4 million and $279.8 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3.	Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Commercial, financial and agricultural	$484,508	$467,147
Real estate - construction	76,964	68,577
Real estate – commercial	471,737	467,172
Real estate – residential	153,647	154,602
Installment loans to individuals	115,284	119,328
Lease financing receivable	6,350	4,857
Other	2,439	2,748
	1,310,929	1,284,431
Less allowance for loan losses	(16,060)	(11,226)
	$1,294,869	$1,273,205

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At March 31, 2015, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $287.6 million, or 21.9% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At March 31, 2015, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $521.9 million.  Of the $521.9 million, $471.7 million represent CRE loans, 55% of which are secured by owner-occupied commercial properties.  Of the $521.9 million in loans secured by commercial real estate, $8.1 million, or 1.6%, were on nonaccrual status at March 31, 2015.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	March 31, 2015
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$5,729	$954	$2,402	$810	$1,311	$16	$4	$11,226
Charge-offs	(1,001)	(6)	-	(2)	(323)	-	-	(1,332)
Recoveries	132	-	6	2	26	-	-	166
Provision	5,523	3	202	7	260	4	1	6,000
Ending balance	$10,383	$951	$2,610	$817	$1,274	$20	$5	$16,060
Ending balance: individually evaluated for impairment	$737	$-	$645	$57	$206	$-	$-	$1,645
Ending balance: collectively evaluated for impairment	$9,646	$951	$1,965	$760	$1,068	$20	$5	$14,415

Loans:
Ending balance	$484,508	$76,964	$471,737	$153,647	$115,284	$6,350	$2,439	$1,310,929
Ending balance: individually evaluated for impairment	$2,427	$477	$7,977	$1,471	$405	$-	$-	$12,757
Ending balance: collectively evaluated for impairment	$482,081	$76,487	$463,106	$152,087	$114,879	$6,350	$2,439	$1,297,429
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$654	$89	$-	$-	$-	$743

	March 31, 2014
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$3,906	$1,046	$1,389	$1,141	$1,273	$21	$3	$8,779
Charge-offs	(431)	(1)	(13)	(84)	(159)	-	-	(688)
Recoveries	14	-	37	8	65	-	-	124
Provision	749	36	8	(172)	(69)	(2)	-	550
Ending balance	$4,238	$1,081	$1,421	$893	$1,110	$19	$3	$8,765
Ending balance: individually evaluated for impairment	$86	$3	$57	$71	$131	$-	$-	$348
Ending balance: collectively evaluated for impairment	$4,152	$1,078	$1,364	$822	$979	$19	$3	$8,417

Loans:
Ending balance	$435,523	$78,988	$408,546	$150,551	$101,869	$5,102	$3,610	$1,184,189
Ending balance: individually evaluated for impairment	$2,273	$154	$3,195	$951	$292	$-	$-	$6,865
Ending balance: collectively evaluated for impairment	$433,250	$78,834	$404,652	$149,442	$101,577	$5,102	$3,610	$1,176,467
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$699	$158	$-	$-	$-	$857

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

		March 31, 2015

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,767	$761	$2,306	$5,834	$478,674	$484,508	$3
Commercial real estate - construction	17	-	13	30	50,164	50,194	-
Commercial real estate - other	12,643	639	4,372	17,654	454,083	471,737	-
Residential - construction	-	-	433	433	26,337	26,770	-
Residential - prime	2,226	225	1,010	3,461	150,186	153,647	-
Consumer - credit card	9	13	-	22	5,664	5,686	-
Consumer - other	603	106	321	1,030	108,568	109,598	37
Lease financing receivable	-	-	-	-	6,350	6,350	-
Other loans	62	-	-	62	2,377	2,439	-
	$18,327	$1,744	$8,455	$28,526	$1,282,403	$1,310,929	$40

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,179	$654	$2,556	$5,389	$461,758	$467,147	$26
Commercial real estate - construction	15	-	105	120	43,390	43,510	97
Commercial real estate - other	4,989	270	2,464	7,723	459,449	467,172	-
Residential - construction	431	-	-	431	24,636	25,067	-
Residential - prime	1,843	523	704	3,070	151,532	154,602	-
Consumer - credit card	5	19	18	42	5,970	6,012	18
Consumer - other	671	392	107	1,170	112,146	113,316	46
Lease financing receivable	-	-	-	-	4,857	4,857	-
Other loans	134	-	-	134	2,614	2,748	-
	$10,267	$1,858	$5,954	$18,079	$1,266,352	$1,284,431	$187

Non-accrual loans are as follows (in thousands):

	March 31, 2015	December 31, 2014
Commercial, financial, and agricultural	$2,413	$2,642
Commercial real estate – construction	43	54
Commercial real estate - other	8,012	6,429
Residential - construction	433	-
Residential - prime	1,585	1,194
Consumer - credit card	-	-
Consumer - other	408	382
Lease financing receivable	-	-
Other	-	-
	$12,894	$10,701

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $342,000 and $118,000 for the three months ended March 31, 2015 and 2014, respectively.  Interest actually received on non-accrual loans at March 31, 2015 and 2014 was $11,000 and $88,000, respectively.

Impaired Loans

Loans are considered impaired when, based upon current information, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans classified as special mention, substandard, or doubtful, based on credit risk rating factors, are reviewed to determine whether impairment testing is appropriate.  An allowance for each impaired loan is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collaterally dependent.  All impaired loans are reviewed, at a minimum, on a quarterly basis.  Existing valuations are reviewed to determine if additional discounts or new appraisals are required.  After this review, when comparing the resulting collateral valuation to the outstanding loan balance, if the discounted collateral value exceeds the loan balance no specific allocation is reserved.  Acquired impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings, even if they would otherwise qualify for such treatment.

Loans that are individually evaluated for impairment are as follows (in thousands):

	March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$407	$490	$-	$422	$-
Commercial real estate – construction	43	43	-	49	-
Commercial real estate – other	3,852	3,852	-	2,886	12
Residential – prime	1,057	1,057	-	800	5
Residential – construction	434	434	-	217	-
Consumer – other	56	56	-	67	-
Subtotal:	5,849	5,932	-	4,441	17
With an allowance recorded:
Commercial, financial, and agricultural	2,020	2,134	737	2,119	-
Commercial real estate – other	4,125	4,125	645	4,296	-
Residential – prime	414	434	57	471	-
Consumer – other	349	363	206	324	1
Subtotal:	6,908	7,056	1,645	7,210	1
Totals:
Commercial	10,447	10,644	1,382	9,772	12
Residential	1,905	1,925	57	1,488	5
Consumer	405	419	206	391	1
Grand total:	$12,757	$12,988	$1,645	$11,651	$18

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$438	$521	$-	$554	$-
Commercial real estate – construction	54	54	-	58	-
Commercial real estate – other	1,921	1,921	-	1,885	17
Residential – prime	543	543	-	534	15
Consumer – other	78	78	-	72	-
Subtotal:	3,034	3,117	-	3,103	32
With an allowance recorded:
Commercial, financial, and agricultural	2,218	2,333	1,010	1,394	35
Commercial real estate – construction	-	-	-	19	-
Commercial real estate – other	4,467	4,467	1,484	2,416	220
Residential – prime	529	548	68	452	3
Consumer – other	299	313	179	252	4
Subtotal:	7,513	7,661	2,741	4,533	262
Totals:
Commercial	9,098	9,296	2,494	6,326	272
Residential	1,072	1,091	68	986	18
Consumer	377	391	179	324	4
Grand total:	$10,547	$10,778	$2,741	$7,636	$294

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

The following tables present the classes of loans by risk rating (in thousands):

		March 31, 2015
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate - other	Total	% of Total
Pass		$442,711	$50,022	$435,848	$928,581	92.26%
Special mention		5,749	129	5,865	11,743	1.17%
Substandard		35,638	43	30,024	65,705	6.53%
Doubtful		410	-	-	410	0.04%
		$484,508	$50,194	$471,737	$1,006,439	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
			Residential - construction	Residential - prime	Total	% of Total
Pass			$26,337	$149,498	$175,835	97.46%
Special mention			-	1,180	1,180	0.65%
Substandard			433	2,969	3,402	1.89%
			$26,770	$153,647	$180,417	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer - other	Lease financing receivable	Other	Total	% of Total
Performing	$5,684	$109,157	$6,350	$2,439	$123,630	99.64%
Nonperforming	2	441	-	-	443	0.36%
	$5,686	$109,598	$6,350	$2,439	$124,073	100.00%

	December 31, 2014
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate - other	Total	Percentage of Total
Pass		$456,221	$43,320	$440,281	$939,822	96.11%
Special mention		4,861	132	7,120	12,113	1.24%
Substandard		5,541	58	19,771	25,370	2.60%
Doubtful		524	-	-	524	0.05%
		$467,147	$43,510	$467,172	$977,829	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
			Residential - construction	Residential - prime	Total	Percentage of Total
Pass			$25,067	$150,664	$175,731	97.81%
Special mention			-	1,184	1,184	0.66%
Substandard			-	2,754	2,754	1.53%
			$25,067	$154,602	$179,669	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer - other	Lease financing receivable	Other	Total	Percentage of Total
Performing	$5,995	$112,893	$4,857	$2,748	$126,493	99.65%
Nonperforming	17	423	-	-	440	0.35%
	$6,012	$113,316	$4,857	$2,748	$126,933	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	March 31, 2015
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$20	$-	$234	$254
Real estate - commercial	153	-	-	153
	$173	$-	$234	$407

	December 31, 2014
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$21	$-	$234	$255
Real estate - commercial	155	-	-	155
	$176	$-	$234	$410

During the three months ended March 31, 2015, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the three months ended March 31, 2014, there was one loan relationship with a pre-modification balance of $1.2 million identified as a TDR through a modification of the original loan terms, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of March 31, 2015, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4.	Intangibles

A summary of core deposit intangible assets as of March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31, 2015	December 31, 2014
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(5,116)	(4,840)
Net carrying amount	$6,558	$6,834

5.	Other Comprehensive Income

The following is a summary of the tax effects allocated to each component of other comprehensive income (in thousands):

	Three Months Ended March 31,
	2015			2014
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income:
Securities available-for-sale:
Change in unrealized gain during period	$1,701	$(595)	$1,106	$2,946	$(1,031)	$1,915
Reclassification adjustment for gains included in net income	(115)	40	(75)	-	-	-
Total other comprehensive income	$1,586	$(555)	$1,031	$2,946	$(1,031)	$1,915

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

Three Months Ended March 31,
	2015		2014
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(115)	Gain on sale of securities, net	$-	Gain on sale of securities, net
	40	Tax expense	-	Tax expense
	$(75)	Net of tax	$-	Net of tax

6.	Declaration of Dividends

A first quarter dividend of $0.09 per share for holders of common stock of record on March 13, 2015 was declared on January 21, 2015, and was paid on April 1, 2015.  On January 21, 2015, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on April 1, 2015, which was paid on April 15, 2015.

7.	Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended March 31,
	2015	2014
Net earnings available to common shareholders	$1,318	$6,678
Dividends on Series C preferred stock	-	100
Adjusted net earnings available to common shareholders	$1,318	$6,778
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,318	11,258
Effect of dilutive securities:
Stock options	29	74
Convertible preferred stock and warrants	4	547
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	11,351	11,879

Options to acquire 134,822 and 18,003 shares of common stock were not included in computing diluted earnings per share for the quarters ended March 31, 2015 and 2014, respectively, because the effects of these shares were anti-dilutive as a result of the exercise price of such options.  518,086 shares issuable upon the conversion of outstanding convertible preferred stock were anti-dilutive and not included in the computation of diluted earnings per shares for the three months ended March 31, 2015.

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

Cash and Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold—The carrying value of these short-term instruments is a reasonable estimate of fair value.

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

Long-term Federal Home Loan Bank Advances—The fair value of long-term FHLB advances is estimated using a discounted cash flow analysis that applies interest rates currently being offered on similar types of borrowings with similar terms.

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at March 31, 2015
Description	at March 31, 2015	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$42,777	$-	$42,777	$-
GSE mortgage-backed securities	104,788	-	104,788	-
Collateralized mortgage obligations: residential	131,167	-	131,167	-
Collateralized mortgage obligations: commercial	17,483	-	17,483	-
Collateralized debt obligation	1,352	-	1,352	-
Mutual funds	2,123	2,123	-	-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2014
Description	at December 31, 2014	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$10,227	$-	$10,227	$-
Obligations of state and political subdivisions	44,605	-	44,605	-
GSE mortgage-backed securities	109,103	-	109,103	-
Collateralized mortgage obligations: residential	60,839	-	60,839	-
Collateralized mortgage obligations: commercial	24,545	-	24,545	-
Other asset-backed securities	24,343	-	24,343	-
Collateralized debt obligation	1,218	-	1,218	-
Mutual funds	2,104	2,104	-	-

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also Level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at March 31, 2015
Description	at March 31, 2015	Level 1	Level 2	Level 3
Impaired loans	$5,540	$-	$5,540	$-
Other real estate	4,589	-	4,589	-

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2014
Description	at December 31, 2014	Level 1	Level 2	Level 3
Impaired loans	$5,051	$-	$5,051	$-
Other real estate	4,234	-	4,234	-

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at March 31, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at March 31, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$104,402	$104,402	$-	$-
Securities available-for-sale	299,690	2,123	297,567	-
Securities held-to-maturity	137,592	-	139,462	-
Other investments	9,644	9,644	-	-
Loans, net	1,294,869	-	5,540	1,298,787
Cash surrender value of life insurance policies	13,735	-	13,735	-
Financial liabilities:
Non-interest-bearing deposits	421,897	-	421,897	-
Interest-bearing deposits	1,194,201	-	944,876	249,445
Securities sold under agreements to repurchase	87,346	87,346	-	-
Short-term Federal Home Loan Bank advances	25,000	-	25,000	-
Long-term Federal Home Loan Bank advances	26,171	-	-	27,261
Junior subordinated debentures	22,167	-	22,167	-

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$86,872	$86,872	$-	$-
Securities available-for-sale	276,984	2,104	274,880	-
Securities held-to-maturity	141,201	-	141,593	-
Other investments	9,990	9,990	-	-
Loans, net	1,273,205	-	5,051	1,277,882
Cash surrender value of life insurance policies	13,659	-	13,659	-
Financial liabilities:
Non-interest-bearing deposits	390,863	-	390,863	-
Interest-bearing deposits	1,194,371	-	943,255	251,291
Securities sold under agreements to repurchase	62,098	62,098	-	-
Short-term Federal Home Loan Bank advances	25,000	-	25,000	-
Long-term Federal Home Loan Bank advances	26,277	-	-	27,193
Junior subordinated debentures	22,167	-	22,167	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying this report.  We encourage you to read this discussion in conjunction with our consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

 The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” in our 2014 Annual Report on form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the following:

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

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $1.3 million for the first quarter of 2015, compared to net earnings available to common shareholders of $6.7 million reported for the first quarter of 2014.  Diluted earnings for the first quarter of 2015 were $0.12 per common share, compared to $0.57 per common share reported for the first quarter of 2014.  The first quarter of 2014 included $3.0 million of executive officer life insurance proceeds recorded in noninterest income and after-tax related expenses of $160,000.  Excluding these non-operating income and expenses, operating earnings per share for the first quarter of 2014 was $0.33.

First quarter 2015 net earnings were impacted by a loan loss provision of $6.0 million of which approximately $4.0 million is the result of energy related credit downgrades on five relationships plus an increase of $500,000 to the reserve for potential yet unidentified losses in our energy related portfolio.  Based on our 30 years of experience lending to the oilfield service industry and the current uncertainty regarding the length of the downturn in energy markets, we were proactive with downgrading credits and increasing reserve levels in the first quarter of 2015, although we have not yet confirmed any material energy related losses.  We continue to be engaged in frequent dialogue with our energy related borrowers impacted by the downturn to attempt to mitigate or eliminate possible losses to the Bank.  Although we are very focused on resolving energy related credits, we continue to make good progress in improving our core profitability.

Excluding $3.0 million of executive officer life insurance proceeds recorded in noninterest income in the first quarter of 2014, revenues from consolidated operations increased $412,000 in quarterly comparison.  Net interest income increased $362,000, from $18.9 million for the first quarter of 2014 to $19.3 million for the first quarter of 2015.  Decreases of $751,000 in loan valuation income and $320,000 in interest income on investment securities were offset primarily by a $1.3 million increase in interest income earned on a higher volume of loans and a $197,000 decrease in interest expense on junior subordinated debentures.  Excluding the $3.0 million of life insurance income, noninterest income increased $50,000 in quarterly comparison, from $4.9 million for the three months ended March 31, 2014 to $5.0 million for the three months ended March 31, 2015.  The increase in noninterest income consisted primarily of $127,000 in ATM/debit card income, $115,000 in gain on sales of securities and $104,000 in mortgage lending fees. The increases were partially offset primarily by a $260,000 decrease in service charges on deposit accounts.

Excluding non-operating expenses of $242,000 in the first quarter of 2014, first quarter 2015 noninterest expenses decreased $1.2 million compared to first quarter 2014 and primarily consisted of decreases of $732,000 in salaries and benefits costs, $106,000 in occupancy expenses and $75,000 in expenses on ORE and other repossessed assets, combined with smaller decreases in several other noninterest expense categories. The provision for loan losses increased $5.5 million in quarterly comparison, primarily due to energy related credit downgrades and an increase of $500,000 in a special reserve for potential yet unidentified losses in the energy related portfolio.  Income tax expense decreased $1.3 million in quarterly comparison.

Dividends paid on the Series B Preferred Stock issued to the Treasury as a result of our participation in the Small Business Lending Fund (“SBLF”) totaled $80,000 for the first quarter of 2015 based on a dividend rate of 1.00%.  The dividend rate is set at 1.00% through February 25, 2016.  The Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation (“PSB”) paid dividends totaling $93,000 for the three months ended March 31, 2015.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.44% and 4.66% for the three months ended March 31, 2015 and 2014, respectively.   Tables 1 and 2 below analyze the changes in net interest income in the three months ended March 31, 2015 and 2014.

Fully taxable-equivalent (“FTE”) net interest income totaled $19.6 million and $19.3 million for the quarters ended March 31, 2015 and 2014, respectively.  The FTE net interest income increased $304,000 in prior year quarterly comparison primarily due to a $571,000 increase in interest income on loans despite a $751,000 reduction in purchase accounting adjustments on acquired loans.  The increased interest income on loans resulted from a $151.3 million increase in the average volume of loans in quarterly comparison. The average yield on loans decreased 54 basis points, from 6.18% to 5.64%.  The purchase accounting adjustments added 13 basis points to the average yield on loans for the first quarter of 2015 and 42 basis points to the average yield on loans for the first quarter of 2014.  Net of the impact of the purchase accounting adjustments, average loan yields declined 25 basis points in prior year quarterly comparison, from 5.76% to 5.51%.  Loan yields have declined primarily as the result of a sustained low interest rate environment.

Investment securities totaled $437.3 million, or 21.9% of total assets at March 31, 2015, versus $483.7 million, or 25.6% of total assets at March 31, 2014.  The investment portfolio had an effective duration of 3.5 years and a net unrealized gain of $6.0 million at March 31, 2015.  The average volume of investment securities decreased $74.1 million in prior year quarterly comparison.  The average tax equivalent yield on investment securities increased 10 basis points, from 2.61% to 2.71%.  The $74.1 million decrease in the average volume of investment securities was used to fund loan growth during the same period.

The average yield on all earning assets decreased 25 basis points in prior year quarterly comparison, from 5.02% for the first quarter of 2014 to 4.77% for the first quarter of 2015.  Net of the impact of purchase accounting adjustments, the average yield on total earning assets decreased 7 basis points, from 4.74% to 4.67% for the three month periods ended March 31, 2014 and 2015, respectively, due to a decline in the average rate earned on loans.

The impact to interest expense of a $59.5 million increase in the average volume of interest- bearing liabilities was offset by a 4 basis point decrease in the average rate paid on interest- bearing liabilities, from 0.47% at March 31, 2014 to 0.43% at March 31, 2015.  Net of purchase accounting adjustments on acquired certificates of deposit and FHLB borrowings, the average rate paid on interest-bearing liabilities was 0.53% for the first quarter of 2014 and declined to 0.47% for the first quarter of 2015.

The average volume of notes payable for the three months ended March 31, 2015 of $26.2 million consisted of long-term FHLB advances.  The average volume of notes payable of $27.6 million for the three months ended March 31, 2014 consisted of long-term FHLB advances and a note payable with First National Bankers Bank.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from April 2015 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.  The remaining balance on the note payable with First National Bankers Bank in the amount of $500,000 was paid off in the third quarter of 2014.  The interest rate on the note was equal to New York Prime.  A short-term FHLB advance totaled $25.0 million at March 31, 2015.  The advance matures in June 2015 and bears an interest rate of 0.17%.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin decreased 22 basis points, from 4.66% for the first quarter of 2014 to 4.44% for the first quarter of 2015.  Net of purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin decreased 1 basis point, from 4.33% for the first quarter of 2014 to 4.32% for the first quarter of 2015.

Table 1 Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended March 31,
	2015			2014
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$336,337	$1,925	2.29%	$397,642	$2,136	2.15%
Tax exempt[2]	78,948	892	4.52%	91,792	1,059	4.61%
Total investment securities	415,285	2,817	2.71%	489,434	3,195	2.61%
Federal funds sold	3,816	2	0.21%	2,921	1	0.14%
Time and interest bearing deposits in other banks	59,225	37	0.25%	25,891	16	0.25%
Other investments	9,754	79	3.24%	11,527	70	2.43%
Total loans[3]	1,298,317	18,054	5.64%	1,147,010	17,483	6.18%
Total earning assets	1,786,397	20,989	4.77%	1,676,783	20,765	5.02%
Allowance for loan losses	(10,942)			(8,688)
Nonearning assets	191,297			191,117
Total assets	$1,966,752			$1,859,212

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,192,086	$947	0.32%	$1,155,011	$871	0.31%
Securities sold under repurchase agreements	79,630	230	1.17%	48,413	180	1.51%
Federal funds purchased	-	-	-	168	-	-
Short-term FHLB advances	25,000	8	0.13%	25,000	10	0.16%
Notes payable	26,219	89	1.36%	27,577	96	1.39%
Junior subordinated debentures	22,167	150	2.71%	29,384	347	4.72%
Total interest bearing liabilities	1,345,102	1,424	0.43%	1,285,553	1,504	0.47%

Demand deposits	400,067			372,342
Other liabilities	9,598			6,337
Shareholders’ equity	211,985			194,980
Total liabilities and shareholders’ equity	$1,966,752			$1,859,212

Net interest income and net interest spread		$19,565	4.34%		$19,261	4.55%
Net yield on interest earning assets			4.44%			4.66%

[1]	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

[2]	Interest income of $308,000 for 2015 and $366,000 for 2014 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

[3]	Interest income includes loan fees of $1,362,000 for 2015 and $1,345,000 for 2014. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended March 31, 2015 compared to March 31, 2014
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(211)	$(344)	$133
Tax exempt	(167)	(145)	(22)
Federal funds sold	1	-	1
Time and interest bearing deposits in other banks	21	21	-
Other investments	9	(12)	21
Loans, including fees	571	2,185	(1,614)
Total	224	1,705	(1,481)

Interest paid on:
Interest bearing deposits	76	28	48
Securities sold under repurchase agreements	50	97	(47)
Short-term FHLB advances	(2)	-	(2)
Notes payable	(7)	(5)	(2)
Junior subordinated debentures	(197)	(71)	(126)
Total	(80)	49	(129)

Taxable-equivalent net interest income	$304	$1,656	$(1,352)

Note: In Table 2, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income decreased $3.0 million in quarterly comparison, from $7.9 million for the three months ended March 31, 2014 to $5.0 million for the three months ended March 31, 2015.  Excluding the $3.0 million of life insurance income, noninterest income increased $50,000 in quarterly comparison.  The increase in noninterest income consisted primarily of $127,000 in ATM/debit card income, $115,000 in gain on sales of securities and $104,000 in mortgage lending fees. The increases were partially offset primarily by a $260,000 decrease in service charges on deposit accounts.

Non-interest Expense

First quarter 2015 noninterest expenses decreased $1.4 million compared to first quarter 2014 and primarily consisted of decreases of $871,000 in salaries and benefits costs, $106,000 in occupancy expenses and $75,000 in expenses on ORE and other repossessed assets, combined with smaller decreases in several other noninterest expense categories.

A reduction in the number of full-time equivalent (“FTE”) employees from 581 FTE employees at March 31, 2014 to 549 FTE employees at March 31, 2015 reduced salaries expense by $366,000 year-over-year.  The 34 FTE employee decrease was achieved primarily through attrition and process improvement initiatives over the twelve month period.  The $871,000 decrease in salaries and benefits costs also included a $150,000 decrease in annual incentive accruals and a $280,000 decrease in group health costs.

Analysis of Balance Sheet

Consolidated assets totaled $2.0 billion at March 31, 2015, compared to $1.9 billion at December 31, 2014.  Deposits totaled $1.6 billion at March 31, 2015 and December 31, 2014.  Our stable core deposit base, which excludes time deposits, grew $32.2 million and accounted for 84.5% of deposits at March 31, 2015 compared to 84.1% of deposits at year end 2014.

Securities available-for-sale totaled $299.7 million at March 31, 2015, an increase of $22.7 million from $277.0 million at December 31, 2014.  The securities available-for-sale portfolio increased primarily due to $73.9 million in purchases of securities, which were offset by $18.0 million in calls, maturities and pay-downs and $34.5 million in sales of securities.  During the quarter ended March 31, 2015, we sold lower yielding asset backed securities and US Government sponsored enterprises securities and reinvested those funds primarily in higher yielding CMOs.  Securities held-to-maturity decreased $3.6 million, from $141.2 million at December 31, 2014 to $137.6 million at March 31, 2015.  The investment securities portfolio had an effective duration of 3.5 years and a net unrealized gain of $6.0 million at March 31, 2015.

Total loans grew $26.5 million, or 2.1% for the quarter ended March 31, 2015.  Excluding a CD secured loan of $20.0 million, loans grew $6.5 million, or 0.5% for the quarter ended March 31, 2015.  The first quarter 2015 also included $3.9 million of pay-downs on the indirect auto loan program, which the Bank exited at the end of 2014.

Table 3 Composition of Loans (in thousands)
	March 31, 2015	December 31, 2014
Commercial, financial, and agricultural (C&I)	$484,508	$467,147
Real estate – construction	76,964	68,577
Real estate – commercial (CRE)	471,737	467,172
Real estate – residential	153,647	154,602
Installment loans to individuals	115,284	119,328
Lease financing receivable	6,350	4,857
Other	2,439	2,748
	$1,310,929	$1,284,431
Less allowance for loan losses	(16,060)	(11,226)
Net loans	$1,294,869	$1,273,205

At March 31, 2015, MidSouth’s energy related loan portfolio totaled $288 million, including a $20 million CD secured loan.  The majority of our energy lending is focused on oil field service companies and the portfolio consists of 488 total credit relationships.  As a result of an ongoing review of our energy portfolio in the continued low oil price environment, an additional $4 million of loan loss provision related to credit downgrades was recorded during the first quarter 2015, as well as a $500,000 addition to the reserve for potential yet unidentified losses in our energy loan portfolio.  Combined with an initial provision of $650,000 established in the fourth quarter of 2014, a total of $1.15 million is reserved for potential yet unidentified losses in our energy related portfolio.

Within the $471.7 million commercial real estate portfolio, $436.6 million is secured by commercial property, $16.3 million is secured by multi-family property, and $18.9 million is secured by farmland.  Of the $436.6 million secured by commercial property, $259.2 million, or 59.4%, is owner-occupied.  Of the $153.6 million residential real estate portfolio, 87.8% represented loans secured by first liens.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended March 31, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Although the Bank historically has not utilized brokered deposits, this is a fourth potential source of liquidity, albeit one that is more costly and volatile.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $53.4 million in projected cash flows from securities repayments for the remainder of 2015 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of March 31, 2015, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $26.2 million at March 31, 2015 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from April 2015 to January 2019.  A short-term FHLB-Dallas advance totaled $25.0 million at March 31, 2015.  The advance matures in June 2015 and bears an interest rate of 0.17%.   Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $322.6 million at March 31, 2015.  The Bank has the ability to post additional collateral of approximately $139.4 million if necessary to meet liquidity needs.  Additionally, $267.1 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 1.00% for the three month periods ended March 31, 2015 and December 31, 2014.  The dividend rate was set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  Beginning February 2016, the dividend rate will increase to 9% per annum.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  During the first three months of 2015, 432 shares of Series C Preferred Stock were converted into 2,394 shares of the Company’s common stock.  As of March 31, 2015, there were 93,248 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $93,000 for the three months ended March 31, 2015.

Dividends from the Bank totaling $4.0 million provided additional liquidity for the Company during the three months ended March 31, 2015.  As of March 31, 2015, the Bank had the ability to pay dividends to the Company of approximately $7.3 million without prior approval from its primary regulator.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company.

Capital

The Company and the Bank are required to maintain certain minimum capital levels.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  Effective January 1, 2015, The Company and the Bank adopted the Basel III rules which included new minimum risk-based and leverage ratios, and modified capital and asset definitions for purposes of calculating these ratios.  These rules also created a new regulatory capital standard based on Tier 1 common equity and increased the minimum leverage and risk-based capital ratios applicable to all banking organizations.

In addition, the Basel III rules subject banking organizations to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of 2.5% above the new regulatory minimum capital ratios.  The effect of the capital conservation buffer will be to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum Tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.  The new minimum capital requirements were effective on January 1, 2015 for community banking organizations, such as MidSouth, whereas other requirements of the Basel III rules phase in over time.

At March 31, 2015, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  As of March 31, 2015, the Company’s Tier 1 leverage ratio was 9.63%, Tier 1 capital to risk-weighted assets was 12.30%, total capital to risk-weighted assets was 13.38% and common equity Tier 1 capital to risk-weighted assets was 8.12%.  The Bank had a Tier 1 leverage capital ratio of 8.95% at March 31, 2015.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At March 31, 2015, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy related) industry, including related service and manufacturing industries, totaled approximately $287.6 million, or 21.9% of total loans.  Of the 488 credit relationships in the energy related loan portfolio, 14 relationships totaling $37.0 million were classified with $0.7 million on nonaccrual status at March 31, 2015.

Additionally, we monitor our exposure to loans secured by commercial real estate.  At March 31, 2015, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $521.9 million.  Of the $521.9 million, $471.7 million represent CRE loans, 55% of which are secured by owner-occupied commercial properties.  Of the $521.9 million in loans secured by commercial real estate, $8.1 million, or 1.6%, were on nonaccrual status at March 31, 2015.  Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 4 summarizes the Company's nonperforming assets for the quarters ending March 31, 2015 and 2014, and December 31, 2014.

Table 4 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	March 31, 2015	December 31, 2014	March 31, 2014
Nonaccrual loans	$12,894	$10,701	$6,025
Loans past due 90 days and over and still accruing	40	187	251
Total nonperforming loans	12,934	10,888	6,276
Other real estate	4,589	4,234	6,525
Other foreclosed assets	43	-	56
Total nonperforming assets	$17,566	$15,122	$12,857

Troubled debt restructurings	$407	$410	$1,579

Nonperforming assets to total assets	0.88%	0.78%	0.68%
Nonperforming assets to total loans + ORE + other assets repossessed	1.34%	1.17%	1.08%
ALL to nonperforming loans	124.17%	103.10%	139.66%
ALL to total loans	1.23%	0.87%	0.74%

QTD charge-offs	$1,332	$985	$688
QTD recoveries	166	86	124
QTD net charge-offs	$1,166	$899	$564
Annualized net charge-offs to total loans	0.36%	0.28%	0.19%

Nonperforming assets totaled $17.6 million at March 31, 2015, an increase of $2.5 million from the $15.1 million reported at year-end 2014 and an increase of $4.7 million from the $12.9 million reported at March 31, 2014.  The increase in the first three months of 2015 resulted primarily from the addition of a commercial real estate (CRE) loan that was placed on nonaccrual status during the quarter.  The CRE loan is not included in our energy portfolio.

Allowance coverage for nonperforming loans was 124.17% at March 31, 2015 compared to 103.10% at December 31, 2014 and 139.66% at March 31, 2014.  The ALL/total loans ratio increased to 1.23% at March 31, 2015, compared to 0.87% at year-end 2014 and 0.74% at March 31, 2014.  The increase in the ALL/total loans ratio resulted from a $6.0 million loan loss provision recorded during the first quarter of 2015.  Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 1.23% of loans at March 31, 2015.  The ratio of annualized net charge-offs to total loans was 0.36% for the three months ended March 31, 2015, compared to 0.28% for the three months ended December 31, 2014, and 0.19% for the three months ended March 31, 2014.

Total nonperforming assets to total loans plus ORE and other assets repossessed increased to 1.34% at March 31, 2015 from 1.17% at December 31, 2014 and 1.08% at March 31, 2014.  Loans classified as troubled debt restructurings (“TDRs”) totaled $407,000 at March 31, 2015 compared to $410,000 at December 31, 2014 and $1.6 million at March 31, 2014.  Classified assets, including ORE, increased $41.1 million, or 122.3%, to $74.7 million at March 31, 2015 compared to $33.6 million at December 31, 2014. The increase in classified assets from the prior quarter is primarily due to the downgrade of five performing energy related credit relationships.  Additional information regarding impaired loans is included in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $16.1 million in the ALL as of March 31, 2015 is sufficient to cover probable losses in the loan portfolio.

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

There have been no significant changes from the information regarding market risk disclosed under the heading “Funding Sources - Interest Rate Sensitivity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the first quarter of 2015, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended March 31, 2015.

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

3.2
Amended and Restated By-laws of MidSouth Bancorp, Inc. effective as of September 26, 2012 (restated solely for purposes of Item 601(b)(3) of Regulation S-K (filed as Exhibit 3.3 to MidSouth’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*
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

Date: May 8, 2014
/s/ C. R. Cloutier
C. R. Cloutier, President and CEO
(Principal Executive Officer)

/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)