Form 10-Q
period 2015-06-30
MIDSOUTH BANCORP INC
filed 2015-08-07
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
YES   ☐   NO   ☒

As of August 7, 2015, there were 11,359,501 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share data)
	June 30, 2015 (unaudited)	December 31, 2014 (audited)
Assets
Cash and due from banks, including required reserves of $9,159 and $10,019, respectively	$38,909	$45,142
Interest-bearing deposits in banks	41,902	39,031
Federal funds sold	1,825	2,699
Securities available-for-sale, at fair value (cost of $298,453 at June 30, 2015 and $272,588 at December 31, 2014)	300,335	276,984
Securities held-to-maturity (fair value of $126,849 at June 30, 2015 and $141,593 at December 31, 2014)	126,529	141,201
Other investments	10,598	9,990
Loans	1,294,392	1,284,431
Allowance for loan losses	(16,048)	(11,226)
Loans, net	1,278,344	1,273,205
Bank premises and equipment, net	69,263	69,958
Accrued interest receivable	6,791	6,635
Goodwill	42,171	42,171
Intangibles	6,281	6,834
Cash surrender value of life insurance	13,473	13,659
Other real estate	4,542	4,234
Other assets	7,821	4,997
Total assets	$1,948,784	$1,936,740

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$408,742	$390,863
Interest-bearing	1,149,508	1,194,371
Total deposits	1,558,250	1,585,234
Securities sold under agreements to repurchase	84,547	62,098
Short-term Federal Home Loan Bank advances	40,000	25,000
Long-term Federal Home Loan Bank advances	26,064	26,277
Junior subordinated debentures	22,167	22,167
Other liabilities	5,720	6,952
Total liabilities	1,736,748	1,727,728
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 91,696 shares issued and outstanding at June 30, 2015 and 93,680 shares issued and outstanding at December 31, 2014	9,170	9,368
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,510,363 and 11,491,703 issued and 11,359,396 and 11,340,736 outstanding at June 30, 2015 and December 31, 2014, respectively	1,151	1,149
Additional paid-in capital	113,629	112,744
Unearned ESOP shares	(484)	(250)
Accumulated other comprehensive income	1,224	2,857
Treasury stock – 150,967 shares at June 30, 2015 and December 31, 2014, at cost	(3,295)	(3,295)
Retained earnings	58,641	54,439
Total shareholders’ equity	212,036	209,012
Total liabilities and shareholders’ equity	$1,948,784	$1,936,740

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$18,268	$17,769	$36,322	$35,252
Securities and other investments:
Taxable	1,853	2,064	3,778	4,200
Nontaxable	559	661	1,143	1,354
Federal funds sold	2	1	4	2
Time and interest bearing deposits in other banks	35	11	72	27
Other investments	81	89	160	159
Total interest income	20,798	20,595	41,479	40,994

Interest expense:
Deposits	921	858	1,868	1,729
Securities sold under agreements to repurchase	242	199	472	379
Other borrowings and payables	103	105	200	211
Junior subordinated debentures	151	320	301	667
Total interest expense	1,417	1,482	2,841	2,986

Net interest income	19,381	19,113	38,638	38,008
Provision for loan losses	1,100	1,200	7,100	1,750
Net interest income after provision for loan losses	18,281	17,913	31,538	36,258

Non-interest income:
Service charges on deposits	2,137	2,448	4,257	4,828
Gain on sale of securities, net	1,128	128	1,243	128
ATM and debit card income	1,865	1,853	3,706	3,567
Income from death benefit on BOLI/executive officer life insurance	160	—	160	3,000
Other charges and fees	876	832	1,767	1,655
Total non-interest income	6,166	5,261	11,133	13,178

Non-interest expenses:
Salaries and employee benefits	8,197	8,488	16,139	17,301
Occupancy expense	3,865	3,689	7,550	7,480
FDIC insurance	331	251	612	513
Other	4,612	4,695	8,991	9,531
Total non-interest expenses	17,005	17,123	33,292	34,825
Income before income taxes	7,442	6,051	9,379	14,611
Income tax expense	2,343	1,935	2,789	3,637

Net earnings	5,099	4,116	6,590	10,974
Dividends on preferred stock	172	170	345	350
Net earnings available to common shareholders	$4,927	$3,946	$6,245	$10,624
Earnings per share:
Basic	$0.43	$0.35	$0.55	$0.94
Diluted	$0.42	$0.34	$0.54	$0.91
Weighted average number of shares outstanding:
Basic	11,324	11,277	11,321	11,268
Diluted	11,850	11,912	11,854	11,892
Dividends declared per common share	$0.09	$0.09	$0.18	$0.18
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited) (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings	$5,099	$4,116	$6,590	$10,974
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during the year	(2,971)	1,574	(1,270)	4,520
Less: reclassification adjustment for gains on sales of securities available-for-sale	(1,128)	(128)	(1,243)	(128)
Total other comprehensive (loss) income, before tax	(4,099)	1,446	(2,513)	4,392
Income tax effect related to items of other comprehensive income (loss)	1,435	(506)	880	(1,537)
Total other comprehensive (loss) income, net of tax	(2,664)	940	(1,633)	2,855
Total comprehensive income	$2,435	$5,056	$4,957	$13,829
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) For the Six Months Ended June 30, 2015 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings
	Shares	Amount	Shares	Amount						Total
Balance - December 31, 2014	125,680	$41,368	11,491,703	$1,149	$112,744	$(250)	$2,857	$(3,295)	$54,439	$209,012
Net earnings	—	—	—	—	—	—	—	—	6,590	6,590
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	—	(345)	(345)
Dividends on common stock, $0.18 per share	—	—	—	—	—	—	—	—	(2,043)	(2,043)
Conversion of Series C preferred stock to common stock	(1,984)	(198)	11,005	1	197	—	—	—	—	—
Increase in ESOP obligation, net of repayments	—	—	—	—	—	(234)	—	—	—	(234)
Exercise of stock options	—	—	7,655	1	98	—	—	—	—	99
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	—	—	—	—	420	—	—	—	—	420
Stock option expense	—	—	—	—	170	—	—	—	—	170
Change in accumulated other comprehensive income	—	—	—	—	—	—	(1,633)	—	—	(1,633)
Balance – June 30, 2015	123,696	$41,170	11,510,363	$1,151	$113,629	$(484)	$1,224	$(3,295)	$58,641	$212,036

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$6,590	$10,974
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,107	2,987
Accretion of purchase accounting adjustments	(589)	(1,450)
Provision for loan losses	7,100	1,750
Deferred tax (benefit) expense	(683)	1,246
Amortization of premiums on securities, net	1,396	1,763
Amortization of other investments	—	2
Stock option expense	170	276
Net gain on sale of investment securities	(1,243)	(128)
Net (gain) loss on sale of other real estate owned	(10)	5
Net write down of other real estate owned	29	31
Net gain on sale/disposal of premises and equipment	(2)	(12)
Income recognized from death benefit on bank owned life insurance	(160)	—
Change in accrued interest receivable	(156)	324
Change in accrued interest payable	(23)	(43)
Change in other assets & other liabilities, net	(2,621)	(2,023)
Net cash provided by operating activities	12,905	15,702

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	39,780	21,634
Proceeds from maturities and calls of securities held-to-maturity	14,083	7,156
Proceeds from sale of securities available-for-sale	40,277	22,153
Purchases of securities available-for-sale	(105,486)	—
Purchases of securities held-to-maturity	—	(1,104)
Proceeds from redemptions of other investments	—	150
Proceeds from sale of other investments	349	—
Purchases of other investments	(957)	(564)
Net change in loans	(12,486)	(86,692)
Proceeds from bank owned life insurance death benefit	498	—
Purchases of premises and equipment	(2,438)	(2,909)
Proceeds from sale of premises and equipment	28	490
Proceeds from sale of other real estate owned	582	338
Net cash used in investing activities	(25,770)	(39,348)

Cash flows from financing activities:
Change in deposits	(26,919)	6,765
Change in securities sold under agreements to repurchase	22,449	13,658
Borrowings on Federal Home Loan Bank advances	80,000	10,000
Repayments of Federal Home Loan Bank advances	(65,032)	(30)
Repayments of notes payable	—	(500)
Purchase of treasury stock	—	(9)
Proceeds and tax benefit from exercise of stock options	99	122
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	420	—
Payment of dividends on preferred stock	(347)	(355)
Payment of dividends on common stock	(2,041)	(1,801)
Net cash provided by financing activities	8,629	27,850

Net (decrease) increase in cash and cash equivalents	(4,236)	4,204
Cash and cash equivalents, beginning of period	86,872	59,731
Cash and cash equivalents, end of period	$82,636	$63,935

Supplemental cash flow information:
Interest paid	$2,864	$3,030
Income taxes paid	5,180	3,560
Noncash investing and financing activities:
Transfer of loans to other real estate	909	77
Change in accrued common stock dividends	2	117
Change in accrued preferred stock dividends	(2)	(5)
Financed sales of other real estate	—	84
Net change in loan to ESOP	(234)	(283)

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Notes to Interim Consolidated Financial Statements June 30, 2015 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of June 30, 2015 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

The results of operations for the six-month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year.

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

2. Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$38,192	$1,148	$95	$39,245
GSE mortgage-backed securities	93,368	2,783	407	95,744
Collateralized mortgage obligations: residential	155,241	392	1,892	153,741
Collateralized mortgage obligations: commercial	9,552	22	65	9,509
Mutual funds	2,100	—	4	2,096
	$298,453	$4,345	$2,463	$300,335

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$10,339	$—	$112	$10,227
Obligations of state and political subdivisions	43,079	1,555	29	44,605
GSE mortgage-backed securities	106,208	3,183	288	109,103
Collateralized mortgage obligations: residential	62,093	266	1,520	60,839
Collateralized mortgage obligations: commercial	24,462	190	107	24,545
Other asset-backed securities	24,041	321	19	24,343
Collateralized debt obligation	266	952	—	1,218
Mutual funds	2,100	4	—	2,104
	$272,588	$6,471	$2,075	$276,984

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$44,128	$260	$247	$44,141
GSE mortgage-backed securities	61,609	868	214	62,263
Collateralized mortgage obligations: residential	11,778	—	370	11,408
Collateralized mortgage obligations: commercial	9,014	24	1	9,037
	$126,529	$1,152	$832	$126,849

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$45,914	$267	$192	$45,989
GSE mortgage-backed securities	67,268	1,080	164	68,184
Collateralized mortgage obligations: residential	12,709	—	479	12,230
Collateralized mortgage obligations: commercial	15,310	53	173	15,190
	$141,201	$1,400	$1,008	$141,593

With the exception of three private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $41,000 at June 30, 2015, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The amortized cost and fair value of debt securities at June 30, 2015 by contractual maturity are shown in the following table (in thousands) with the exception of other asset-backed securities, mortgage-backed securities, CMOs, and the collateralized debt obligation.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$5,108	$5,174
Due after one year through five years	19,960	20,666
Due after five years through ten years	10,733	11,062
Due after ten years	2,391	2,343
Mortgage-backed securities and collateralized mortgage obligations:
Residential	248,609	249,485
Commercial	9,552	9,509
Mutual funds	2,100	2,096
	$298,453	$300,335

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$111	$111
Due after one year through five years	3,294	3,322
Due after five years through ten years	11,145	11,158
Due after ten years	29,578	29,550
Mortgage-backed securities and collateralized mortgage obligations:
Residential	73,387	73,671
Commercial	9,014	9,037
	$126,529	$126,849

Details concerning investment securities with unrealized losses are as follows (in thousands):

	June 30, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$4,365	$95	$—	$—	$4,365	$95
GSE mortgage-backed securities	32,229	344	3,877	63	36,106	407
Collateralized mortgage obligations: residential	96,995	663	33,105	1,229	130,100	1,892
Collateralized mortgage obligations: commercial	1,141	1	3,158	64	4,299	65
Mututal funds	2,100	4	—	—	2,100	4
	$136,830	$1,107	$40,140	$1,356	$176,970	$2,463

	December 31, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$4,973	$32	$5,254	$80	$10,227	$112
Obligations of state and political subdivisions	2,029	29	—	—	2,029	29
GSE mortgage-backed securities	6,668	25	21,538	263	28,206	288
Collateralized mortgage obligations: residential	9,366	53	37,997	1,467	47,363	1,520
Collateralized mortgage obligations: commercial	—	—	3,747	107	3,747	107
Other asset-backed securities	6,401	19	—	—	6,401	19
	$29,437	$158	$68,536	$1,917	$97,973	$2,075

	June 30, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$18,319	$220	$1,295	$27	$19,614	$247
GSE mortgage-backed securities	12,552	13	7,553	201	20,105	214
Collateralized mortgage obligations: residential	—	—	11,408	370	11,408	370
Collateralized mortgage obligations: commercial	1,402	1	—	—	1,402	1
	$32,273	$234	$20,256	$598	$52,529	$832

	December 31, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$11,761	$35	$13,263	$157	$25,024	$192
GSE mortgage-backed securities	—	—	8,142	164	8,142	164
Collateralized mortgage obligations: residential	—	—	12,230	479	12,230	479
Collateralized mortgage obligations: commercial	7,599	173	—	—	7,599	173
	$19,360	$208	$33,635	$800	$52,995	$1,008

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

As of June 30, 2015, 77 securities had unrealized losses totaling 1.42% of the individual securities’ amortized cost basis and 0.78% of the Company’s total amortized cost basis.  Of the 77 securities, 20 had been in an unrealized loss position for over twelve months at June 30, 2015.  These 20 securities had an amortized cost basis and unrealized loss of $62.3 million and $2.0 million, respectively.  The unrealized losses on debt securities at June 30, 2015 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At June 30, 2015, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended June 30, 2015.

During the six months ended June 30, 2015, the Company sold 21 securities classified as available-for-sale at a net gain of $1.2 million.  Of the 21 securities sold, 11 were sold with gains totaling $1.4 million and 10 securities were sold at a loss of $135,000.  During the six months ended June 30, 2014, the Company sold 4 securities classified as available-for-sale at a net gain of $128,000. All of the securities were sold at a gain.

Securities with an aggregate carrying value of approximately $276.4 million and $279.8 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Commercial, financial and agricultural	$471,397	$467,147
Real estate - construction	79,176	68,577
Real estate – commercial	469,022	467,172
Real estate – residential	153,820	154,602
Installment loans to individuals	113,626	119,328
Lease financing receivable	5,561	4,857
Other	1,790	2,748
	1,294,392	1,284,431
Less allowance for loan losses	(16,048)	(11,226)
	$1,278,344	$1,273,205

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At June 30, 2015, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $266.4 million, or 20.6% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At June 30, 2015, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $526.6 million.  Of the $526.6 million, $469.0 million represent CRE loans, 53% of which are secured by owner-occupied commercial properties.  Of the $526.6 million in loans secured by commercial real estate, $18.5 million, or 3.5%, were on nonaccrual status at June 30, 2015.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the six months ended June 30, 2015 and 2014 is as follows (in thousands):

	June 30, 2015
		Real Estate
	Coml, Fin, and Agric	Constru-ction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$5,729	$954	$2,402	$810	$1,311	$16	$4	$11,226
Charge-offs	(1,855)	(6)	(48)	(37)	(537)	—	—	(2,483)
Recoveries	144	—	14	5	42	—	—	205
Provision	5,074	20	1,560	608	(173)	9	2	7,100
Ending balance	$9,092	$968	$3,928	$1,386	$643	$25	$6	$16,048
Ending balance: individually evaluated for impairment	$889	$—	$1,123	$107	$156	$—	$—	$2,275
Ending balance: collectively evaluated for impairment	$8,203	$968	$2,805	$1,279	$487	$25	$6	$13,773

Loans:
Ending balance	$471,397	$79,176	$469,022	$153,820	$113,626	$5,561	$1,790	$1,294,392
Ending balance: individually evaluated for impairment	$23,750	$531	$18,423	$1,823	$324	$—	$—	$44,851
Ending balance: collectively evaluated for impairment	$447,647	$78,645	$449,957	$151,912	$113,302	$5,561	$1,790	$1,248,814
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$642	$85	$—	$—	$—	$727

	June 30, 2014
		Real Estate
	Coml, Fin, and Agric	Constr-uction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$3,906	$1,046	$1,389	$1,141	$1,273	$21	$3	$8,779
Charge-offs	(1,135)	—	(17)	(176)	(350)	—	—	(1,678)
Recoveries	42	—	42	39	101	—	—	224
Provision	1,970	(53)	(23)	(325)	184	(4)	1	1,750
Ending balance	$4,783	$993	$1,391	$679	$1,208	$17	$4	$9,075
Ending balance: individually evaluated for impairment	$208	$3	$55	$152	$145	$—	$—	$563
Ending balance: collectively evaluated for impairment	$4,575	$990	$1,336	$527	$1,063	$17	$4	$8,512

Loans:
Ending balance	$454,310	$86,238	$413,565	$153,082	$108,581	$4,750	$3,656	$1,224,182
Ending balance: individually evaluated for impairment	$1,793	$152	$3,234	$1,214	$340	$—	$—	$6,733
Ending balance: collectively evaluated for impairment	$452,517	$86,086	$409,631	$151,763	$108,241	$4,750	$3,656	$1,216,644
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$700	$105	$—	$—	$—	$805

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

		June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,710	$592	$2,999	$5,301	$466,096	$471,397	$501
Commercial real estate - construction	364	—	13	377	57,151	57,528	—
Commercial real estate - other	13,681	361	4,994	19,036	449,986	469,022	—
Residential - construction	—	—	490	490	21,158	21,648	—
Residential - prime	523	449	1,378	2,350	151,470	153,820	—
Consumer - credit card	29	29	13	71	5,749	5,820	13
Consumer - other	1,065	264	324	1,653	106,153	107,806	95
Lease financing receivable	—	—	—	—	5,561	5,561	—
Other loans	100	—	—	100	1,690	1,790	—
	$17,472	$1,695	$10,211	$29,378	$1,265,014	$1,294,392	$609

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,179	$654	$2,556	$5,389	$461,758	$467,147	$26
Commercial real estate - construction	15	—	105	120	43,390	43,510	97
Commercial real estate - other	4,989	270	2,464	7,723	459,449	467,172	—
Residential - construction	431	—	—	431	24,636	25,067	—
Residential - prime	1,843	523	704	3,070	151,532	154,602	—
Consumer - credit card	5	19	18	42	5,970	6,012	18
Consumer - other	671	392	107	1,170	112,146	113,316	46
Lease financing receivable	—	—	—	—	4,857	4,857	—
Other loans	134	—	—	134	2,614	2,748	—
	$10,267	$1,858	$5,954	$18,079	$1,266,352	$1,284,431	$187

Non-accrual loans are as follows (in thousands):

	June 30, 2015	December 31, 2014
Commercial, financial, and agricultural	$2,636	$2,642
Commercial real estate – construction	41	54
Commercial real estate - other	18,452	6,429
Residential - construction	490	—
Residential - prime	1,930	1,194
Consumer - credit card	—	—
Consumer - other	324	382
Lease financing receivable	—	—
Other	—	—
	$23,873	$10,701

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $851,000 and $275,000 for the six months ended June 30, 2015 and 2014, respectively.  Interest actually received on non-accrual loans at June 30, 2015 and 2014 was $13,000 and $91,000, respectively.

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

Loans that are individually evaluated for impairment are as follows (in thousands):

	June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$21,578	$21,842	$—	$10,993	$507
Commercial real estate – construction	41	41	—	42	—
Commercial real estate – other	7,048	7,048	—	5,450	33
Residential – prime	1,278	1,298	—	1,167	9
Residential – construction	490	490	—	462	1
Consumer – other	36	36	—	46	—
Subtotal:	30,471	30,755	—	18,160	550
With an allowance recorded:
Commercial, financial, and agricultural	2,172	2,172	889	2,096	18
Commercial real estate – other	11,375	11,375	1,123	7,750	—
Residential – prime	545	545	107	480	6
Consumer – other	288	302	156	318	1
Subtotal:	14,380	14,394	2,275	10,644	25
Totals:
Commercial	42,214	42,478	2,012	26,331	558
Residential	2,313	2,333	107	2,109	16
Consumer	324	338	156	364	1
Grand total:	$44,851	$45,149	$2,275	$28,804	$575

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$438	$521	$—	$554	$—
Commercial real estate – construction	54	54	—	58	—
Commercial real estate – other	1,921	1,921	—	1,885	17
Residential – prime	543	543	—	534	15
Consumer – other	78	78	—	72	—
Subtotal:	3,034	3,117	—	3,103	32
With an allowance recorded:
Commercial, financial, and agricultural	2,218	2,333	1,010	1,394	35
Commercial real estate – construction	—	—	—	19	—
Commercial real estate – other	4,467	4,467	1,484	2,416	220
Residential – prime	529	548	68	452	3
Consumer – other	299	313	179	252	4
Subtotal:	7,513	7,661	2,741	4,533	262
Totals:
Commercial	9,098	9,296	2,494	6,326	272
Residential	1,072	1,091	68	986	18
Consumer	377	391	179	324	4
Grand total:	$10,547	$10,778	$2,741	$7,636	$294

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

The following tables present the classes of loans by risk rating (in thousands):

		June 30, 2015
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate - other	Total	% of Total
Pass		$418,761	$57,361	$421,359	$897,481	89.93%
Special mention		19,477	126	14,039	33,642	3.37%
Substandard		32,812	41	33,624	66,477	6.66%
Doubtful		347	—	—	347	0.04%
		$471,397	$57,528	$469,022	$997,947	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
			Residential - construction	Residential - prime	Total	% of Total
Pass			$20,666	$149,209	$169,875	96.81%
Special mention			492	1,320	1,812	1.03%
Substandard			490	3,291	3,781	2.16%
			$21,648	$153,820	$175,468	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer - other	Lease financing receivable	Other	Total	% of Total
Performing	$5,817	$107,809	$5,561	$1,790	$120,977	100.00%
Nonperforming	—	—	—	—	—	—%
	$5,817	$107,809	$5,561	$1,790	$120,977	100.00%

	December 31, 2014
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate - other	Total	% of Total
Pass		$456,221	$43,320	$440,281	$939,822	96.11%
Special mention		4,861	132	7,120	12,113	1.24%
Substandard		5,541	58	19,771	25,370	2.60%
Doubtful		524	—	—	524	0.05%
		$467,147	$43,510	$467,172	$977,829	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
			Residential - construction	Residential - prime	Total	% of Total
Pass			$25,067	$150,664	$175,731	97.81%
Special mention			—	1,184	1,184	0.66%
Substandard			—	2,754	2,754	1.53%
			$25,067	$154,602	$179,669	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer - other	Lease financing receivable	Other	Total	% of Total
Performing	$5,995	$112,893	$4,857	$2,748	$126,493	99.65%
Nonperforming	17	423	—	—	440	0.35%
	$6,012	$113,316	$4,857	$2,748	$126,933	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	June 30, 2015
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$21,377	$—	$234	$21,611
Real estate - commercial	152	—	—	152
	$21,529	$—	$234	$21,763

	December 31, 2014
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$21	$—	$234	$255
Real estate - commercial	155	—	—	155
	$176	$—	$234	$410

During the three months ended June 30, 2015, there was one loan relationship with a pre-modification balance of $21.4 million identified as a TDR after conversion of the loans to interest only for a limited amount of time, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the three months ended June 30, 2014, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the six months ended June 30, 2015, there was one loan relationship with a pre-modification balance of $21.4 million identified as a TDR after conversion of the loans to interest only for a limited amount of time, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months. During the six months ended June 30, 2014, there was one loan relationship with a pre-modification balance of $1.2 million identified as a TDR through a modification of the original loan terms, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of June 30, 2015, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Intangibles

A summary of core deposit intangible assets as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(5,393)	(4,840)
Net carrying amount	$6,281	$6,834

5. Other Comprehensive Income

The following is a summary of the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended June 30,
	2015			2014
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive (loss) income:
Securities available-for-sale:
Change in unrealized (losses) gains during period	$(2,971)	$1,040	$(1,931)	$1,574	$(551)	$1,023
Reclassification adjustment for gains included in net income	(1,128)	395	(733)	(128)	45	(83)
Total other comprehensive (loss) income	$(4,099)	$1,435	$(2,664)	$1,446	$(506)	$940

	Six Months Ended June 30,
	2015			2014
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive (loss) income:
Securities available-for-sale:
Change in unrealized (losses) gains during period	$(1,270)	$445	$(825)	$4,520	$(1,582)	$2,938
Reclassification adjustment for gains included in net income	(1,243)	435	(808)	(128)	45	(83)
Total other comprehensive (loss) income	$(2,513)	$880	$(1,633)	$4,392	$(1,537)	$2,855

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended June 30,
	2015		2014
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(1,128)	Gain on sale of securities, net	$(128)	Gain on sale of securities, net
	395	Tax expense	45	Tax expense
	$(733)	Net of tax	$(83)	Net of tax

	Six Months Ended June 30,
	2015		2014
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(1,243)	Gain on sale of securities, net	$(128)	Gain on sale of securities, net
	435	Tax expense	45	Tax expense
	$(808)	Net of tax	$(83)	Net of tax

6. Declaration of Dividends

A first quarter dividend of $0.09 per share for holders of common stock of record on March 13, 2015 was declared on January 21, 2015, and was paid on April 1, 2015.  On January 21, 2015, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on April 1, 2015, which was paid on April 15, 2015. On April 15, 2015, the Company declared a second quarter dividend of $0.09 per share for holders of common stock of record on June 15, 2015, and was paid on July 1, 2015. On April 15, 2015, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on July 1, 2015, which was paid on July 15, 2015. On July 15, 2015, the Company declared a third quarter dividend of $0.09 per share for holders of common stock of record on September 15, 2015 to be paid on October 1, 2015. On July 15, 2015, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on October 1, 2015 to be paid on October 15, 2015.

7. Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings available to common shareholders	$4,927	$3,946	$6,245	$10,624
Dividends on Series C preferred stock	92	90	185	190
Adjusted net earnings available to common shareholders	$5,019	$4,036	$6,430	$10,814
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,324	11,277	11,321	11,268
Effect of dilutive securities:
Stock options	17	89	23	81
Convertible preferred stock and warrants	509	546	510	543
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	11,850	11,912	11,854	11,892

Options to acquire 129,822 and 7,355 shares of common stock were not included in computing diluted earnings per share for the quarters and six months ended June 30, 2015 and 2014, respectively, because the effects of these shares were anti-dilutive as a result of the exercise price of such options.

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at June 30, 2015
Description	June 30, 2015	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$39,245	$—	$39,245	$—
GSE mortgage-backed securities	95,744	—	95,744	—
Collateralized mortgage obligations: residential	153,741	—	153,741	—
Collateralized mortgage obligations: commercial	9,509	—	9,509	—
Mutual funds	2,096	2,096	—	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2014
Description	December 31, 2014	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$10,227	$—	$10,227	$—
Obligations of state and political subdivisions	44,605	—	44,605	—
GSE mortgage-backed securities	109,103	—	109,103	—
Collateralized mortgage obligations: residential	60,839	—	60,839	—
Collateralized mortgage obligations: commercial	24,545	—	24,545	—
Other asset-backed securities	24,343	—	24,343	—
Collateralized debt obligation	1,218	—	1,218	—
Mutual funds	2,104	2,104	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also Level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at June 30, 2015
Description	June 30, 2015	Level 1	Level 2	Level 3
Impaired loans	$12,177	$—	$12,177	$—
Other real estate	4,542	—	4,542	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2014
Description	December 31, 2014	Level 1	Level 2	Level 3
Impaired loans	$5,051	$—	$5,051	$—
Other real estate	4,234	—	4,234	—

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at June 30, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$82,636	$82,636	$—	$—
Securities available-for-sale	300,335	2,096	298,239	—
Securities held-to-maturity	126,529	—	126,849	—
Other investments	10,598	10,598	—	—
Loans, net	1,278,344	—	12,177	1,274,834
Cash surrender value of life insurance policies	13,473	—	13,473	—
Financial liabilities:
Non-interest-bearing deposits	408,742	—	408,742	—
Interest-bearing deposits	1,149,508	—	913,432	235,945
Securities sold under agreements to repurchase	84,547	84,547	—	—
Short-term Federal Home Loan Bank advances	40,000	—	40,000	—
Long-term Federal Home Loan Bank advances	26,064	—	—	27,019
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$86,872	$86,872	$—	$—
Securities available-for-sale	276,984	2,104	274,880	—
Securities held-to-maturity	141,201	—	141,593	—
Other investments	9,990	9,990	—	—
Loans, net	1,273,205	—	5,051	1,277,882
Cash surrender value of life insurance policies	13,659	—	13,659	—
Financial liabilities:
Non-interest-bearing deposits	390,863	—	390,863	—
Interest-bearing deposits	1,194,371	—	943,255	251,291
Securities sold under agreements to repurchase	62,098	62,098	—	—
Short-term Federal Home Loan Bank advances	25,000	—	25,000	—
Long-term Federal Home Loan Bank advances	26,277	—	—	27,193
Junior subordinated debentures	22,167	—	22,167	—

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

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $4.9 million for the second quarter of 2015, compared to net earnings available to common shareholders of $3.9 million reported for the second quarter of 2014.  Diluted earnings for the second quarter of 2015 were $0.42 per common share, compared to $0.34 per common share reported for the second quarter of 2014.  The second quarter of 2015 included a gain on sale of securities of $1.1 million and $160,000 of income recognized from a death benefit on bank owned life insurance. The second quarter of 2014 included net gains on sales of securities of $128,000 and efficiency consultant expenses of $107,000. Excluding these non-operating income and expenses, operating earnings per share for the second quarter of 2015 and the second quarter of 2014 was $0.35 and $0.34, respectively.

Operating revenues from consolidated operations totaled $24.3 million for the second quarter of 2015, unchanged from the $24.2 million reported for the second quarter of 2014. Net interest income increased $268,000 in quarterly comparison primarily due to a $499,000 increase in interest income earned on a higher volume of loans which was partially offset by a $313,000 decrease in interest income on investment securities which declined in volume. Additionally, a $169,000 decrease in interest expense on junior subordinated debentures was partially offset by a $106,000 increase in interest expense on deposits and repurchase agreements. Excluding non-operating income of $1.3 million and $128,000 for the second quarters of 2015 and 2014, respectively, noninterest income decreased $255,000 in quarterly comparison, from $5.1 million for the three months ended June 30, 2014 to $4.9 million for the three months ended June 30, 2015. The decrease in noninterest income resulted primarily from a $311,000 reduction in service charges on deposit accounts, including NSF fees.

Excluding the $107,000 of efficiency consultant expenses in the second quarter of 2014, noninterest expenses totaled $17.0 million for both three month periods ending June 30, 2015 and 2014. A decrease of $291,000 in salaries and benefits costs was offset by an increase of $176,000 in occupancy expenses as well as smaller increases in several other noninterest expense categories. The provision for loan losses decreased $100,000 in quarterly comparison. Income tax expense increased $408,000 in quarterly comparison.

Dividends paid on the Series B Preferred Stock issued to the Treasury resulting from our participation in the Small Business Lending Fund (“SBLF”) totaled $80,000 for the second quarter of 2015 based on a dividend rate of 1.00%.  The dividend rate is set at 1.00% through February 25, 2016.  The Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation (“PSB”) paid dividends totaling $92,000 for the three months ended June 30, 2015.

In year-over-year comparison, net earnings available to common shareholders decreased $4.4 million, from $10.6 million at June 30, 2014 to $6.2 million at June 30, 2015. The decrease resulted primarily from the $3.0 million of life insurance proceeds recorded as noninterest income in the first quarter of 2014. The first six months of 2014 also included $128,000 in gain on sales of securities, $160,000 of efficiency consultant expenses and $189,000 of expenses related to the loss of an executive officer. The first six months of 2015 included $1.2 million in gain on sales of securities and $160,000 of income from a death benefit on bank owned life insurance. Excluding these non-operating revenues and expenses, net earnings available to common shareholders decreased $2.5 million in year-over-year comparison. The $2.5 million decrease in operating earnings in year-over-year comparison resulted primarily from a $5.4 million increase in the provision for loan losses due to a $6.0 million provision recorded in the first quarter of 2015 primarily to establish reserves for five energy related credit relationships that were downgraded. The increase in the provision for loan losses was partially offset by a $630,000 increase in net interest income, a $1.2 million decrease in noninterest expenses and a $1.3 million decrease in income tax expense.

Excluding non-operating income, noninterest income decreased $320,000, which consisted primarily of $571,000 in service charges on deposit accounts (primarily NSF fees) and $72,000 in income on ORE. These decreases were partially offset by a $139,000 increase in ATM and debit card income and a $200,000 increase in mortgage banking fees. Excluding the non-operating expenses in 2015 and 2014, decreases in noninterest expense primarily included $1.0 million in salaries and benefits costs, $115,000 in expenses on ORE and other repossessed assets and $120,000 in postage and freight. The decreased expenses were partially offset by a $114,000 increase in legal and professional fees.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.38% and 4.58% for the three months ended June 30, 2015 and 2014, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, respectively.

Fully taxable-equivalent (“FTE”) net interest income totaled $19.7 million and $19.5 million for the quarters ended June 30, 2015 and 2014, respectively.  The FTE net interest income increased $217,000 in prior year quarterly comparison primarily due to a $499,000 increase in interest income on loans. The increased interest income on loans resulted from a $106.4 million increase in the average volume of loans in quarterly comparison. The average yield on loans decreased 33 basis points, from 5.91% to 5.58%. The purchase accounting adjustments added 19 basis points to the average yield on loans for the second quarter of 2015 and 23 basis points to the average yield on loans for the second quarter of 2014. Net of the impact of the purchase accounting adjustments, average loan yields declined 29 basis points in prior year quarterly comparison, from 5.68% to 5.39%. Loan yields have declined primarily as the result of a sustained low interest rate environment.

Investment securities totaled $426.9 million, or 21.9% of total assets at June 30, 2015, versus $450.0 million, or 23.7% of total assets at June 30, 2014. The investment portfolio had an effective duration of 3.9 years and a net unrealized gain of $1.9 million at June 30, 2015. The average volume of investment securities decreased $45.5 million in prior year quarterly comparison. The average tax equivalent yield on investment securities decreased 6 basis points, from 2.63% to 2.57%. The $45.5 million decrease in the average volume of investment securities was used to fund loan growth during the same period.

The average yield on all earning assets decreased 24 basis points in prior year quarterly comparison, from 4.93% for the second quarter of 2014 to 4.69% for the second quarter of 2015. Net of the impact of purchase accounting adjustments, the average yield on total earning assets decreased 22 basis points, from 4.77% to 4.55% for the three month periods ended June 30, 2014 and 2015, respectively, due to a decline in the average rate earned on loans.

The impact to interest expense of a $43.5 million increase in the average volume of interest- bearing liabilities was offset by a 4 basis point decrease in the average rate paid on interest- bearing liabilities, from 0.46% at June 30, 2014 to 0.42% at June 30, 2015. Net of purchase accounting adjustments on acquired certificates of deposit and FHLB borrowings, the average rate paid on interest-bearing liabilities was 0.51% for the second quarter of 2014 and declined to 0.46% for the second quarter of 2015.

The average volume of notes payable for the three months ended June 30, 2015 of $26.1 million consisted of long-term FHLB advances.  The average volume of notes payable of $27.2 million for the three months ended June 30, 2014 consisted of long-term FHLB advances and a note payable with First National Bankers Bank.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from July 2015 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.  The remaining balance on the note payable with First National Bankers Bank in the amount of $500,000 was paid off in the third quarter of 2014.  The interest rate on the note was equal to New York Prime.  Short-term FHLB advances totaled $40.0 million at June 30, 2015.  The advances mature in August 2015 and September 2015 and bear interest rates ranging from 0.15% to 0.21%.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin decreased 20 basis points, from 4.58% for the second quarter of 2014 to 4.38% for the second quarter of 2015. Net of purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin decreased 18 basis points, from 4.39% for the second quarter of 2014 to 4.21% for the second quarter of 2015.

In year-to-date comparison, FTE net interest income increased $521,000 primarily due to a $376,000 increase in interest income. Interest income on loans increased $1.1 million despite a $778,000 reduction in purchase accounting adjustments on acquired loans. The average volume of loans increased $128.7 million in year-over-year comparison, and the average yield on loans decreased 43 basis points, from 6.04% to 5.61%. The increase in interest income on loans was offset by a $742,000 reduction in interest income on investment securities. The average volume of investment securities decreased $60.0 million in year-over-year comparison, as cashflow from the portfolio was used to fund loan growth. The average yield on earning assets decreased in year-over-year comparison, from 4.98% at June 30, 2014 to 4.73% at June 30, 2015. The purchase accounting adjustments added 32 basis points to the average yield on loans for the six months ended June 30, 2014 and 16 basis points for the six months ended June 30, 2015. Net of purchase accounting adjustments, the average yield on earning assets decreased 14 basis points, from 4.75% at June 30, 2014 to 4.61% at June 30, 2015.

Interest expense decreased $145,000 in year-over-year comparison primarily due to a 4 basis point decrease in the average rate paid on interest-bearing liabilities, from 0.47% at June 30, 2014 to 0.43% at June 30, 2015. Net of purchase accounting adjustments, the average rate paid on interest-bearing liabilities decreased 6 basis points, from 0.52% at June 30, 2014 to 0.46% at June 30, 2015. The FTE net interest margin decreased 21 basis points, from 4.62% for the six months ended June 30, 2014 to 4.41% for the six months ended June 30, 2015. Net of purchase accounting adjustments, the FTE net interest margin decreased 9 basis points, from 4.36% to 4.27% for the six months ended June 30, 2014 and 2015, respectively, primarily due to a decline in the average rate earned on loans.

Table 1 Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended June 30,
	2015			2014
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$345,108	$1,853	2.15%	$379,124	$2,064	2.18%
Tax exempt[2]	76,433	854	4.47%	87,964	1,007	4.58%
Total investment securities	421,541	2,707	2.57%	467,088	3,071	2.63%
Federal funds sold	3,228	2	0.25%	2,260	1	0.18%
Time and interest bearing deposits in other banks	56,110	35	0.25%	16,789	11	0.26%
Other investments	10,057	81	3.22%	11,679	89	3.05%
Total loans[3]	1,312,359	18,268	5.58%	1,205,930	17,769	5.91%
Total earning assets	1,803,295	21,093	4.69%	1,703,746	20,941	4.93%
Allowance for loan losses	(15,681)			(8,533)
Nonearning assets	188,960			192,513
Total assets	$1,976,574			$1,887,726

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,181,381	$921	0.31%	$1,156,638	$858	0.30%
Securities sold under repurchase agreements	84,545	242	1.15%	62,322	199	1.28%
Federal funds purchased	—	—	—	679	1	0.58%
Short-term FHLB advances	30,604	13	0.17%	25,110	9	0.14%
Notes payable	26,114	90	1.36%	27,218	95	1.38%
Junior subordinated debentures	22,167	151	2.69%	29,384	320	4.31%
Total interest bearing liabilities	1,344,811	1,417	0.42%	1,301,351	1,482	0.46%
Demand deposits	411,937			376,272
Other liabilities	7,714			8,846
Shareholders’ equity	212,112			201,257
Total liabilities and shareholders’ equity	$1,976,574			$1,887,726

Net interest income and net interest spread		$19,676	4.27%		$19,459	4.47%
Net interest margin			4.38%			4.58%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $295,000 for 2015 and $346,000 for 2014 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $1,189,000 for 2015 and $1,397,000 for 2014. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Consolidated Average Balances, Interest and Rates (in thousands)
	Six Months Ended June 30,
	2015			2014
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$340,749	$3,778	2.22%	$388,332	$4,200	2.16%
Tax exempt[2]	77,683	1,746	4.50%	89,867	2,066	4.60%
Total investment securities	418,432	5,524	2.64%	478,199	6,266	2.62%
Federal funds sold	3,521	4	0.23%	2,589	2	0.15%
Time and interest bearing deposits in other banks	57,659	72	0.25%	21,315	27	0.25%
Other investments	9,906	160	3.23%	11,604	159	2.74%
Total loans[3]	1,305,377	36,322	5.61%	1,176,632	35,252	6.04%
Total earning assets	1,794,895	42,082	4.73%	1,690,339	41,706	4.98%
Allowance for loan losses	(13,325)			(8,610)
Nonearning assets	189,990			191,820
Total assets	$1,971,560			$1,873,549

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,186,704	$1,868	0.32%	$1,155,829	$1,729	0.30%
Securities sold under repurchase agreements	82,101	472	1.16%	55,406	379	1.38%
Federal funds purchased	—	—	—	425	1	0.47%
Short-term FHLB advances	27,818	21	0.15%	25,055	18	0.14%
Notes payable	26,166	179	1.36%	27,396	192	1.39%
Junior subordinated debentures	22,167	301	2.70%	29,384	667	4.51%
Total interest bearing liabilities	1,344,956	2,841	0.43%	1,293,495	2,986	0.47%
Demand deposits	406,035			374,319
Other liabilities	8,520			7,599
Shareholders’ equity	212,049			198,136
Total liabilities and shareholders’ equity	$1,971,560			$1,873,549

Net interest income and net interest spread		$39,241	4.30%		$38,720	4.51%
Net interest margin			4.41%			4.62%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $603,000 for 2015 and $712,000 for 2014 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $2,551,000 for 2015 and $2,742,000 for 2014. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended June 30, 2015 compared to June 30, 2014
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(211)	$(183)	$(28)
Tax exempt	(153)	(129)	(24)
Federal funds sold	1	1	—
Time and interest bearing deposits in other banks	24	25	(1)
Other investments	(8)	(13)	5
Loans, including fees	499	1,515	(1,016)
Total	152	1,216	(1,064)

Interest paid on:
Interest bearing deposits	63	18	45
Securities sold under repurchase agreements	43	66	(23)
Federal funds purchased	(1)	(1)	—
Short-term FHLB advances	4	2	2
Notes payable	(5)	(4)	(1)
Junior subordinated debentures	(169)	(67)	(102)
Total	(65)	14	(79)
Taxable-equivalent net interest income	$217	$1,202	$(985)
Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Six Months Ended June 30, 2015 compared to June 30, 2014
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(422)	$(526)	$104
Tax exempt	(320)	(275)	(45)
Federal funds sold	2	1	1
Time and interest bearing deposits in other banks	45	46	(1)
Other investments	1	(25)	26
Loans, including fees	1,070	3,689	(2,619)
Total	376	2,910	(2,534)

Interest paid on:
Interest bearing deposits	139	47	92
Securities sold under repurchase agreements	93	160	(67)
Federal funds purchased	(1)	(1)	—
Short-term FHLB advances	3	2	1
Notes payable	(13)	(7)	(6)
Junior subordinated debentures	(366)	(138)	(228)
Total	(145)	63	(208)
Taxable-equivalent net interest income	$521	$2,847	$(2,326)
Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income increased $905,000 in quarterly comparison, from $5.3 million for the three months ended June 30, 2014 to $6.2 million for the three months ended June 30, 2015.  The second quarter of 2015 included $1.1 million of gain on sales of securities and $160,000 of income recognized from a death benefit on bank owned life insurance, and the second quarter of 2014 included $128,000 of gain on sales of securities. Excluding these non-operating items, noninterest income decreased $255,000 in quarterly comparison.  The decrease in noninterest income resulted primarily from a $311,000 reduction in service charges on deposit accounts, including NSF fees. For the six-month period ended June 30, 2015, non-interest income totaled $11.1 million compared to $13.2 million, a net decrease of $2.1 million year-over-year. The first six months of 2015 included $1.2 million of gain on sales of securities and $160,000 of income recognized from a death benefit on bank owned life insurance recorded in non-interest income. The first six months of 2014 included $3.0 million of executive officer life insurance proceeds. Excluding non-operating income, decreases in noninterest income consisted primarily of $571,000 in service charges on deposit accounts (primarily NSF fees) and $72,000 in income on ORE, which was partially offset by a $139,000 increase in ATM and debit card income and a $200,000 increase in mortgage banking fees.

Service charges on deposit accounts decreased $311,000 in quarterly comparison and $571,000 in year-over-year comparison due primarily to a decrease in NSF charges. The decrease in NSF income resulted primarily from a declining trend in the volume of NSF transactions.

The $139,000 increase in ATM and debit card income in year-over-year comparison is primarily due to an increase in interchange fee income as a result of higher transaction volume.

Mortgage banking fees increased $200,000 for the first six months of 2015 compared to the first six months of 2014. In January 2014, we restructured our mortgage lending department and as a result were able to offer more competitive mortgage loan products to our customers and generate more volume in correspondent and brokered mortgage loans.

Non-interest Expense

Second quarter 2015 noninterest expenses decreased $118,000 compared to second quarter 2014. Excluding the $107,000 of efficiency consultant expenses in the second quarter of 2014, noninterest expenses totaled $17.0 million for both three month periods ending June 30, 2015 and 2014. A decrease of $291,000 in salaries and benefits costs was offset by an increase of $176,000 in occupancy expenses as well as smaller increases in several other noninterest expense categories.

The first six months of 2014 included approximately $189,000 in non-operating expenses related the the death of an executive officer and $160,000 of non-operating efficiency consultant expenses. Excluding the non-operating expenses in 2014, decreases in noninterest expense primarily included $1.0 million in salaries and benefits costs, $115,000 in expenses on ORE and other repossessed assets and $120,000 in postage and freight. The decreased expenses were partially offset by a $114,000 increase in legal and professional fees.

A reduction in the number of full-time equivalent (“FTE”) employees from 581 FTE employees at June 30, 2014 to 541 FTE employees at June 30, 2015 reduced salaries expense by $644,000 year-over-year.  The 40 FTE employee decrease was achieved primarily through attrition and process improvement initiatives over the twelve month period.  The $1.0 million decrease in salaries and benefits costs also included a $150,000 decrease in annual incentive accruals and a $402,000 decrease in group health costs.

Analysis of Balance Sheet

Total consolidated assets at June 30, 2015 and December 31, 2014 were $1.9 billion.  Deposits totaled $1.6 billion at June 30, 2015 and December 31, 2014.  Our stable core deposit base, which excludes time deposits, decreased $12.8 million and accounted for 84.8% of deposits at June 30, 2015 compared to 84.1% of deposits at year end 2014.

Securities available-for-sale totaled $300.3 million at June 30, 2015, an increase of $23.4 million from $277.0 million at December 31, 2014.  The securities available-for-sale portfolio increased primarily due to $105.5 million in purchases of securities, which were offset by $39.8 million in calls, maturities and pay-downs and $39.0 million in sales of securities.  During the six months ended June 30, 2015, we sold lower yielding asset backed securities and US Government sponsored enterprises securities and reinvested those funds primarily in higher yielding CMOs.  Securities held-to-maturity decreased $14.7 million, from $141.2 million at December 31, 2014 to $126.5 million at June 30, 2015.  The investment securities portfolio had an effective duration of 3.9 years and a net unrealized gain of $1.9 million at June 30, 2015.

Total loans grew $10.0 million, or 0.8% for the six months ended June 30, 2015.  The first six months of 2015 included $7.6 million of paydowns on the indirect auto loan program, which the Bank exited at the end of 2014. Net of the decrease in the indirect auto loan program and excluding a CD secured loan of $20.0 million, loans decreased $2.4 million, or 0.2% for the six months ended June 30, 2015.

Table 5 Composition of Loans (in thousands)
	June 30, 2015	December 31, 2014
Commercial, financial, and agricultural (C&I)	$471,397	$467,147
Real estate – construction	79,176	68,577
Real estate – commercial (CRE)	469,022	467,172
Real estate – residential	153,820	154,602
Installment loans to individuals	113,626	119,328
Lease financing receivable	5,561	4,857
Other	1,790	2,748
	$1,294,392	$1,284,431
Less allowance for loan losses	(16,048)	(11,226)
Net loans	$1,278,344	$1,273,205

Our energy related loan portfolio at June 30, 2015 totaled $266.4 million, or 20.6% of total loans, including a $20.0 million CD secured loan, down from $287.6 million at March 31, 2015.  The majority of MidSouth’s energy lending is focused on oil field service companies.  Of the 441 total relationships in our energy related loan portfolio, 14 relationships totaling $30.5 million were classified, with $0.7 million on nonaccrual status at June 30, 2015.

During the first quarter of 2015, approximately $4.0 million of the $6.0 million provision for loan losses was reserved for energy related credit relationships that were downgraded in that quarter. Additionally, a total of $1.15 million is reserved for potential yet unidentified losses in the energy related portfolio. During the second quarter of 2015, one energy related credit relationship totaling $21.4 million was classified as a troubled debt restructuring ("TDR") by conversion of the loans to interest only for a limited amount of time.

Within the $469.0 million commercial real estate portfolio, $434.3 million is secured by commercial property, $16.7 million is secured by multi-family property, and $18.1 million is secured by farmland.  Of the $434.3 million secured by commercial property, $250.1 million, or 57.6%, is owner-occupied.  Of the $153.8 million residential real estate portfolio, 87.9% represented loans secured by first liens.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended June 30, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Although the Bank historically has not utilized brokered deposits, this is a fourth potential source of liquidity, albeit one that is more costly and volatile.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $33.8 million in projected cash flows from securities repayments for the remainder of 2015 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of June 30, 2015, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $26.1 million at June 30, 2015 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from July 2015 to January 2019.  Two short-term FHLB-Dallas advances totaled $40.0 million at June 30, 2015.  The advances mature in August 2015 and September 2015 and bear interest rates ranging from 0.15% to 0.21%.   Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $319.0 million at June 30, 2015.  The Bank has the ability to post additional collateral of approximately $148.4 million if necessary to meet liquidity needs.  Additionally, $254.0 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the $32. 0 million of Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 1.00% for the three month periods ended March 31, 2015 and December 31, 2014.  The dividend rate was set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.

Beginning February 2016, the dividend rate will increase to 9% per annum. Management is reviewing options to repay all or a portion on the $32.0 million prior to the rate reset.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  During the first six months of 2015, 1,984 shares of Series C Preferred Stock were converted into 11,005 shares of the Company’s common stock.  As of June 30, 2015, there were 91,696 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $92,000 for the three months ended June 30, 2015.

Dividends from the Bank totaling $4.0 million provided additional liquidity for the Company during the six months ended June 30, 2015.  As of June 30, 2015, the Bank had the ability to pay dividends to the Company of approximately $11.9 million without prior approval from its primary regulator.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company. The Company plans to renew a $75.0 million Universal Shelf Registration set to expire in August 2015.

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

At June 30, 2015, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  As of June 30, 2015, the Company’s Tier 1 leverage ratio was 9.79%, Tier 1 capital to risk-weighted assets was 12.68%, total capital to risk-weighted assets was 13.77% and common equity Tier 1 capital to risk-weighted assets was 8.47%.  The Bank had a Tier 1 leverage capital ratio of 9.15% at June 30, 2015.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At June 30, 2015, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy related) industry, including related service and manufacturing industries, totaled approximately $266.4 million, or 20.6% of total loans.  Of the 441 credit relationships in the energy related loan portfolio, 14 relationships totaling $30.5 million were classified with $0.7 million on nonaccrual status at June 30, 2015.

Additionally, we monitor our exposure to loans secured by commercial real estate.  At June 30, 2015, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $526.6 million.  Of the $526.6 million, $469.0 million represent CRE loans, 53% of which are secured by owner-occupied commercial properties.  Of the

$526.6 million in loans secured by commercial real estate, $18.5 million, or 3.5%, were on nonaccrual status at June 30, 2015.  Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending June 30, 2015 and 2014, and December 31, 2014.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	June 30, 2015	December 31, 2014	June 30, 2014
Nonaccrual loans	$23,873	$10,701	$6,913
Loans past due 90 days and over and still accruing	609	187	203
Total nonperforming loans	24,482	10,888	7,116
Other real estate	4,542	4,234	6,314
Other foreclosed assets	38	—	81
Total nonperforming assets	$29,062	$15,122	$13,511

Troubled debt restructurings	$21,763	$410	$417

Nonperforming assets to total assets	1.49%	0.78%	0.71%
Nonperforming assets to total loans + ORE + other assets repossessed	2.24%	1.17%	1.10%
ALL to nonperforming loans	65.55%	103.10%	127.53%
ALL to total loans	1.24%	0.87%	0.74%

QTD charge-offs	$1,151	$985	$990
QTD recoveries	39	86	100
QTD net charge-offs	$1,112	$899	$890
Annualized net charge-offs to total loans	0.34%	0.28%	0.29%

Nonperforming assets totaled $29.1 million at June 30, 2015, an increase of $13.9 million from the $15.1 million reported at year-end 2014 and an increase of $15.6 million from the $13.5 million reported at June 30, 2014.  The increase in the first six months of 2015 resulted primarily from the addition of a $10.1 million commercial real estate (CRE) relationship unrelated to energy that was placed on nonaccrual status during the second quarter.

Allowance coverage for nonperforming loans was 65.55% at June 30, 2015 compared to 103.10% at December 31, 2014 and 127.53% at June 30, 2014.  The ALL/total loans ratio increased to 1.24% at June 30, 2015, compared to 0.87% at year-end 2014 and 0.74% at June 30, 2014.  The increase in the ALL/total loans ratio resulted from a $6.0 million loan loss provision recorded during the first quarter of 2015, the majority of which resulted from downgrades of energy related credits in the oil and gas portfolio. Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 1.59% of loans at June 30, 2015.  The ratio of annualized net charge-offs to total loans was 0.34% for the three months ended June 30, 2015, compared to 0.28% for the three months ended December 31, 2014, and 0.29% for the three months ended June 30, 2014.

Total nonperforming assets to total loans plus ORE and other assets repossessed increased to 2.24% at June 30, 2015 from 1.17% at December 31, 2014 and 1.10% at June 30, 2014.  Loans classified as troubled debt restructurings (“TDRs”) totaled $21.8 million at June 30, 2015 compared to $410,000 at December 31, 2014 and $417,000 at June 30, 2014.  The $21.4 million of loans restructured during the second quarter of 2015 represented a single, energy related credit relationship. The credit relationship was identified as a TDR by conversion of the loans to interest only for a limited amount of time, Classified assets, including ORE, increased $0.9 million, or 1.2%, to $75.6 million at June 30, 2015 compared to $74.7 million at March 31, 2015. Additional information regarding impaired loans is included in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $16.0 million in the ALL as of June 30, 2015 is sufficient to cover probable losses in the loan portfolio.

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

During the second quarter of 2015, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended June 30, 2015.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*
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

Date: August 7, 2015
/s/ C. R. Cloutier
C. R. Cloutier, President and CEO
(Principal Executive Officer)

/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)