Form 10-Q
period 2015-09-30
MIDSOUTH BANCORP INC
filed 2015-11-06
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
YES   ☐   NO   ☒

As of November 6, 2015, there were 11,362,149 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share data)
	September 30, 2015 (unaudited)	December 31, 2014 (audited)
Assets
Cash and due from banks, including required reserves of $8,782 and $10,019, respectively	$38,386	$45,142
Interest-bearing deposits in banks	82,538	39,031
Federal funds sold	4,513	2,699
Securities available-for-sale, at fair value (cost of $281,885 at September 30, 2015 and $272,588 at December 31, 2014)	285,485	276,984
Securities held-to-maturity (fair value of $122,488 at September 30, 2015 and $141,593 at December 31, 2014)	121,043	141,201
Other investments	12,063	9,990
Loans	1,301,452	1,284,431
Allowance for loan losses	(18,939)	(11,226)
Loans, net	1,282,513	1,273,205
Bank premises and equipment, net	68,718	69,958
Accrued interest receivable	6,655	6,635
Goodwill	42,171	42,171
Intangibles	6,004	6,834
Cash surrender value of life insurance	13,548	13,659
Other real estate	4,661	4,234
Other assets	6,010	4,997
Total assets	$1,974,308	$1,936,740

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$406,118	$390,863
Interest-bearing	1,137,303	1,194,371
Total deposits	1,543,421	1,585,234
Securities sold under agreements to repurchase	92,085	62,098
Short-term Federal Home Loan Bank advances	70,000	25,000
Long-term Federal Home Loan Bank advances	25,958	26,277
Junior subordinated debentures	22,167	22,167
Other liabilities	6,713	6,952
Total liabilities	1,760,344	1,727,728
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 91,256 shares issued and outstanding at September 30, 2015 and 93,680 shares issued and outstanding at December 31, 2014	9,126	9,368
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,361,839 and 11,340,736 shares issued and outstanding, respectively	1,136	1,149
Additional paid-in capital	110,482	112,744
Unearned ESOP shares	(1,155)	(250)
Accumulated other comprehensive income	2,340	2,857
Treasury stock – 0 and 150,967 shares at September 30, 2015 and December 31, 2014, respectively	—	(3,295)
Retained earnings	60,035	54,439
Total shareholders’ equity	213,964	209,012
Total liabilities and shareholders’ equity	$1,974,308	$1,936,740

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$17,992	$18,273	$54,314	$53,525
Securities and other investments:
Taxable	1,850	1,965	5,628	6,164
Nontaxable	536	652	1,679	2,007
Federal funds sold	1	2	5	4
Time and interest bearing deposits in other banks	40	15	112	42
Other investments	113	109	273	268
Total interest income	20,532	21,016	62,011	62,010

Interest expense:
Deposits	883	859	2,751	2,588
Securities sold under agreements to repurchase	249	210	721	588
Other borrowings and payables	109	108	309	320
Junior subordinated debentures	150	327	451	994
Total interest expense	1,391	1,504	4,232	4,490

Net interest income	19,141	19,512	57,779	57,520
Provision for loan losses	3,800	1,175	10,900	2,925
Net interest income after provision for loan losses	15,341	18,337	46,879	54,595

Non-interest income:
Service charges on deposits	2,231	2,556	6,488	7,385
Gain on sale of securities, net	—	—	1,243	128
ATM and debit card income	1,823	1,808	5,529	5,375
Income from death benefit on BOLI/executive officer life insurance	—	—	160	3,000
Other charges and fees	786	1,830	2,553	3,484
Total non-interest income	4,840	6,194	15,973	19,372

Non-interest expenses:
Salaries and employee benefits	7,653	8,287	23,792	25,588
Occupancy expense	3,815	3,834	11,365	11,314
FDIC insurance	391	269	1,003	783
Other	4,705	5,467	13,696	14,997
Total non-interest expenses	16,564	17,857	49,856	52,682
Income before income taxes	3,617	6,674	12,996	21,285
Income tax expense	1,028	2,202	3,817	5,839

Net earnings	2,589	4,472	9,179	15,446
Dividends on preferred stock	172	174	517	524
Net earnings available to common shareholders	$2,417	$4,298	$8,662	$14,922
Earnings per share:
Basic	$0.22	$0.38	$0.77	$1.32
Diluted	$0.21	$0.37	$0.75	$1.28
Weighted average number of shares outstanding:
Basic	11,312	11,314	11,321	11,283
Diluted	11,831	11,955	11,848	11,904
Dividends declared per common share	$0.09	$0.09	$0.27	$0.26
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited) (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$2,589	$4,472	$9,179	$15,446
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the year	1,717	(405)	447	4,116
Less: reclassification adjustment for gains on sales of securities available-for-sale	—	—	(1,243)	(128)
Total other comprehensive income (loss), before tax	1,717	(405)	(796)	3,988
Income tax effect related to items of other comprehensive income (loss)	(601)	142	279	(1,396)
Total other comprehensive income (loss), net of tax	1,116	(263)	(517)	2,592
Total comprehensive income	$3,705	$4,209	$8,662	$18,038
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) For the Nine Months Ended September 30, 2015 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings
	Shares	Amount	Shares	Amount						Total
Balance - December 31, 2014	125,680	$41,368	11,491,703	$1,149	$112,744	$(250)	$2,857	$(3,295)	$54,439	$209,012
Net earnings	—	—	—	—	—	—	—	—	9,179	9,179
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	—	(517)	(517)
Dividends on common stock, $0.27 per share	—	—	—	—	—	—	—	—	(3,066)	(3,066)
Conversion of Series C preferred stock to common stock	(2,424)	(242)	13,448	1	241	—	—	—	—	—
Reclassification of treasury stock per the LBCA (1)	—	—	(150,967)	(15)	(3,280)			3,295		—
Increase in ESOP obligation, net of repayments	—	—	—	—	—	(905)	—	—	—	(905)
Exercise of stock options	—	—	7,655	1	98	—	—	—	—	99
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	—	—	—	—	420	—	—	—	—	420
Stock option and restricted stock compensation expense	—	—	—	—	259	—	—	—	—	259
Change in accumulated other comprehensive income	—	—	—	—	—	—	(517)	—	—	(517)
Balance – September 30, 2015	123,256	$41,126	11,361,839	$1,136	$110,482	$(1,155)	$2,340	$—	$60,035	$213,964

See notes to unaudited consolidated financial statements.

(1) See Note 1 for an explanation of the elimination of treasury stock under the Louisiana Business Corporation Act.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$9,179	$15,446
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,652	4,518
Accretion of purchase accounting adjustments	(1,003)	(1,924)
Provision for loan losses	10,900	2,925
Deferred tax (benefit) expense	(1,633)	2,034
Amortization of premiums on securities, net	2,141	2,432
(Accretion) amortization of other investments	(1)	4
Stock option expense	253	355
Restricted stock expense	6	—
Net gain on sale of investment securities	(1,243)	(128)
Net gain on sale of other real estate owned	(13)	(1,081)
Net write down of other real estate owned	111	31
Net (gain) loss on sale/disposal of premises and equipment	(8)	232
Income recognized from death benefit on bank owned life insurance	(160)	—
Change in accrued interest receivable	(20)	45
Change in accrued interest payable	(48)	(240)
Change in other assets & other liabilities, net	481	(2,006)
Net cash provided by operating activities	23,594	22,643

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	55,874	33,466
Proceeds from maturities and calls of securities held-to-maturity	19,299	10,778
Proceeds from sale of securities available-for-sale	40,277	22,153
Purchases of securities available-for-sale	(105,486)	—
Purchases of securities held-to-maturity	—	(1,104)
Proceeds from redemptions of other investments	—	150
Redemption of Capital Securities related to MidSouth Statutory Trust I	—	217
Proceeds from sale of other investments	898	—
Purchases of other investments	(2,970)	(567)
Net change in loans	(20,669)	(111,329)
Proceeds from bank owned life insurance death benefit	498	—
Purchases of premises and equipment	(3,439)	(4,265)
Proceeds from sale of premises and equipment	35	743
Proceeds from sale of other real estate owned	857	3,315
Purchase of other real estate owned	(351)	—
Net cash used in investing activities	(15,177)	(46,443)

Cash flows from financing activities:
Change in deposits	(41,728)	2,244
Change in securities sold under agreements to repurchase	29,987	17,048
Borrowings on Federal Home Loan Bank advances	150,000	10,000
Repayments of Federal Home Loan Bank advances	(105,047)	(45)
Redemption of MidSouth Statutory Trust I	—	(7,217)
Repayments of notes payable	—	(1,000)
Purchase of treasury stock	—	(9)
Proceeds and tax benefit from exercise of stock options	99	611
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	420	—
Payment of dividends on preferred stock	(519)	(530)
Payment of dividends on common stock	(3,064)	(2,818)
Net cash provided by financing activities	30,148	18,284

Net increase (decrease) in cash and cash equivalents	38,565	(5,516)
Cash and cash equivalents, beginning of period	86,872	59,731
Cash and cash equivalents, end of period	$125,437	$54,215

Supplemental cash flow information:
Interest paid	$4,280	$4,730
Income taxes paid	5,180	5,815
Noncash investing and financing activities:
Transfer of loans to other real estate	1,031	317
Change in accrued common stock dividends	3	121
Change in accrued preferred stock dividends	(2)	(6)
Financed sales of other real estate	—	84
Net change in loan to ESOP	(905)	(267)

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Notes to Interim Consolidated Financial Statements September 30, 2015 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of September 30, 2015 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

The results of operations for the nine-month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year.

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

Recent Accounting Pronouncements — ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items was issued as part of the FASB's simplification initiative. ASU 2015-01 eliminates the concept of extraordinary items. The effective date of this Update is for fiscal years beginning on or after December 15, 2015 and interim periods within those annual periods. Adoption of this Update is not expected to have a material effect on the Company’s consolidated financial statements or the interim notes to the consolidated financial statements.

ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs was also issued as part of the FASB's simplification initiative. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as an asset on the balance sheet. The FASB notes within the ASU, capitalized debt issuance costs do not meet the definition of an asset and are more akin to a debt discount, thereby reducing the carrying amount of the proceeds received. The effective date of this Update is for fiscal years beginning on or after December 15, 2015 and interim periods within those annual periods. Adoption of this Update is not expected to have a material effect on the Company’s consolidated financial statements or the interim notes to the consolidated financial statements.

Louisiana Business Corporation Act — Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act. Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock. Rather, shares purchased by the Company constitute authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company's consolidated financial statements as of September 30, 2015 reflect this change. The cost of shares purchased by the Company has been allocated to common stock and additional paid-in capital balances.

2. Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$36,500	$979	$48	$37,431
GSE mortgage-backed securities	88,813	2,981	55	91,739
Collateralized mortgage obligations: residential	148,819	690	927	148,582
Collateralized mortgage obligations: commercial	5,653	9	45	5,617
Mutual funds	2,100	16	—	2,116
	$281,885	$4,675	$1,075	$285,485

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$10,339	$—	$112	$10,227
Obligations of state and political subdivisions	43,079	1,555	29	44,605
GSE mortgage-backed securities	106,208	3,183	288	109,103
Collateralized mortgage obligations: residential	62,093	266	1,520	60,839
Collateralized mortgage obligations: commercial	24,462	190	107	24,545
Other asset-backed securities	24,041	321	19	24,343
Collateralized debt obligation	266	952	—	1,218
Mutual funds	2,100	4	—	2,104
	$272,588	$6,471	$2,075	$276,984

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$43,933	$552	$38	$44,447
GSE mortgage-backed securities	58,420	1,212	82	59,550
Collateralized mortgage obligations: residential	11,284	—	250	11,034
Collateralized mortgage obligations: commercial	7,406	51	—	7,457
	$121,043	$1,815	$370	$122,488

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$45,914	$267	$192	$45,989
GSE mortgage-backed securities	67,268	1,080	164	68,184
Collateralized mortgage obligations: residential	12,709	—	479	12,230
Collateralized mortgage obligations: commercial	15,310	53	173	15,190
	$141,201	$1,400	$1,008	$141,593

With the exception of two private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $34,000 at September 30, 2015, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The amortized cost and fair value of debt securities at September 30, 2015 by contractual maturity are shown in the following table (in thousands) with the exception of other asset-backed securities, mortgage-backed securities, CMOs, and the collateralized debt obligation.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$5,074	$5,114
Due after one year through five years	19,498	20,120
Due after five years through ten years	9,540	9,832
Due after ten years	2,388	2,365
Mortgage-backed securities and collateralized mortgage obligations:
Residential	237,632	240,321
Commercial	5,653	5,617
Mutual funds	2,100	2,116
	$281,885	$285,485

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$473	$475
Due after one year through five years	2,923	2,960
Due after five years through ten years	11,105	11,273
Due after ten years	29,432	29,739
Mortgage-backed securities and collateralized mortgage obligations:
Residential	69,704	70,584
Commercial	7,406	7,457
	$121,043	$122,488

Details concerning investment securities with unrealized losses are as follows (in thousands):

	September 30, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$3,190	$48	$—	$—	$3,190	$48
GSE mortgage-backed securities	15,860	45	3,754	10	19,614	55
Collateralized mortgage obligations: residential	33,689	128	31,772	799	65,461	927
Collateralized mortgage obligations: commercial	—	—	3,073	45	3,073	45
	$52,739	$221	$38,599	$854	$91,338	$1,075

	December 31, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$4,973	$32	$5,254	$80	$10,227	$112
Obligations of state and political subdivisions	2,029	29	—	—	2,029	29
GSE mortgage-backed securities	6,668	25	21,538	263	28,206	288
Collateralized mortgage obligations: residential	9,366	53	37,997	1,467	47,363	1,520
Collateralized mortgage obligations: commercial	—	—	3,747	107	3,747	107
Other asset-backed securities	6,401	19	—	—	6,401	19
	$29,437	$158	$68,536	$1,917	$97,973	$2,075

	September 30, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$6,544	$19	$1,302	$19	$7,846	$38
GSE mortgage-backed securities	—	—	7,309	82	7,309	82
Collateralized mortgage obligations: residential	—	—	11,034	250	11,034	250
	$6,544	$19	$19,645	$351	$26,189	$370

	December 31, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$11,761	$35	$13,263	$157	$25,024	$192
GSE mortgage-backed securities	—	—	8,142	164	8,142	164
Collateralized mortgage obligations: residential	—	—	12,230	479	12,230	479
Collateralized mortgage obligations: commercial	7,599	173	—	—	7,599	173
	$19,360	$208	$33,635	$800	$52,995	$1,008

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

As of September 30, 2015, 42 securities had unrealized losses totaling 1.21% of the individual securities’ amortized cost basis and 0.36% of the Company’s total amortized cost basis.  Of the 42 securities, 20 had been in an unrealized loss position for over twelve months at September 30, 2015.  These 20 securities had an amortized cost basis and unrealized loss of $59.4 million and $1.2 million, respectively.  The unrealized losses on debt securities at September 30, 2015 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At September 30, 2015, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company sold 21 securities classified as available-for-sale at a net gain of $1.2 million.  Of the 21 securities sold, 11 were sold with gains totaling $1.4 million and 10 securities were sold at a loss of $135,000.  During the nine months ended September 30, 2014, the Company sold 4 securities classified as available-for-sale at a net gain of $128,000. All of the securities were sold at a gain.

Securities with an aggregate carrying value of approximately $287.2 million and $279.8 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Commercial, financial and agricultural	$482,452	$467,147
Real estate - construction	74,279	68,577
Real estate – commercial	473,319	467,172
Real estate – residential	151,667	154,602
Installment loans to individuals	113,199	119,328
Lease financing receivable	4,790	4,857
Other	1,746	2,748
	1,301,452	1,284,431
Less allowance for loan losses	(18,939)	(11,226)
	$1,282,513	$1,273,205

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At September 30, 2015, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $295.6 million, or 22.7% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At September 30, 2015, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $529.0 million.  Of the $529.0 million, $473.3 million represent CRE loans, 53% of which are secured by owner-occupied commercial properties.  Of the $529.0 million in loans secured by commercial real estate, $20.0 million, or 3.8%, were on nonaccrual status at September 30, 2015.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	September 30, 2015
		Real Estate
	Coml, Fin, and Agric	Constru-ction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$5,729	$954	$2,402	$810	$1,311	$16	$4	$11,226
Charge-offs	(2,310)	(76)	(169)	(45)	(883)	—	—	(3,483)
Recoveries	185	1	20	10	80	—	—	296
Provision	8,016	(62)	2,107	(104)	923	13	7	10,900
Ending balance	$11,620	$817	$4,360	$671	$1,431	$29	$11	$18,939
Ending balance: individually evaluated for impairment	$2,569	$26	$1,739	$147	$216	$—	$—	$4,697
Ending balance: collectively evaluated for impairment	$9,051	$791	$2,621	$524	$1,215	$29	$11	$14,242

Loans:
Ending balance	$482,452	$74,279	$473,319	$151,667	$113,199	$4,790	$1,746	$1,301,452
Ending balance: individually evaluated for impairment	$29,185	$212	$19,928	$1,796	$386	$—	$—	$51,507
Ending balance: collectively evaluated for impairment	$453,267	$74,067	$452,758	$149,788	$112,813	$4,790	$1,746	$1,249,229
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$633	$83	$—	$—	$—	$716

	September 30, 2014
		Real Estate
	Coml, Fin, and Agric	Constr-uction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$3,906	$1,046	$1,389	$1,141	$1,273	$21	$3	$8,779
Charge-offs	(2,084)	(1)	(93)	(188)	(566)	—	—	(2,932)
Recoveries	101	—	398	44	110	—	—	653
Provision	2,731	103	(345)	(8)	450	(6)	—	2,925
Ending balance	$4,654	$1,148	$1,349	$989	$1,267	$15	$3	$9,425
Ending balance: individually evaluated for impairment	$853	$3	$55	$87	$140	$—	$—	$1,138
Ending balance: collectively evaluated for impairment	$3,801	$1,145	$1,294	$902	$1,127	$15	$3	$8,287

Loans:
Ending balance	$452,065	$86,315	$430,930	$153,915	$116,340	$5,285	$3,523	$1,248,373
Ending balance: individually evaluated for impairment	$2,662	$106	$3,312	$1,073	$426	$—	$—	$7,579
Ending balance: collectively evaluated for impairment	$449,403	$86,209	$426,942	$152,742	$115,914	$5,285	$3,523	$1,240,018
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$676	$100	$—	$—	$—	$776

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

		September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$4,065	$3,124	$3,879	$11,068	$471,384	$482,452	$23
Commercial real estate - construction	93	99	12	204	55,484	55,688	—
Commercial real estate - other	7,252	2,745	16,999	26,996	446,323	473,319	—
Residential - construction	—	—	172	172	18,419	18,591	—
Residential - prime	1,383	264	1,378	3,025	148,642	151,667	—
Consumer - credit card	38	11	27	76	5,683	5,759	27
Consumer - other	1,228	162	329	1,719	105,721	107,440	32
Lease financing receivable	—	—	—	—	4,790	4,790	—
Other loans	148	—	—	148	1,598	1,746	—
	$14,207	$6,405	$22,796	$43,408	$1,258,044	$1,301,452	$82

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,179	$654	$2,556	$5,389	$461,758	$467,147	$26
Commercial real estate - construction	15	—	105	120	43,390	43,510	97
Commercial real estate - other	4,989	270	2,464	7,723	459,449	467,172	—
Residential - construction	431	—	—	431	24,636	25,067	—
Residential - prime	1,843	523	704	3,070	151,532	154,602	—
Consumer - credit card	5	19	18	42	5,970	6,012	18
Consumer - other	671	392	107	1,170	112,146	113,316	46
Lease financing receivable	—	—	—	—	4,857	4,857	—
Other loans	134	—	—	134	2,614	2,748	—
	$10,267	$1,858	$5,954	$18,079	$1,266,352	$1,284,431	$187

Non-accrual loans are as follows (in thousands):

	September 30, 2015	December 31, 2014
Commercial, financial, and agricultural	$29,171	$2,642
Commercial real estate – construction	39	54
Commercial real estate - other	19,952	6,429
Residential - construction	172	—
Residential - prime	1,896	1,194
Consumer - credit card	—	—
Consumer - other	386	382
Lease financing receivable	—	—
Other	—	—
	$51,616	$10,701

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $1.3 million and $392,000 for the nine months ended September 30, 2015 and 2014, respectively.  Interest actually received on non-accrual loans subsequent to their transfer to non-accrual status totaled at September 30, 2015 and 2014 was $19,000 and $93,000, respectively.

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

 Loans that are individually evaluated for impairment are as follows (in thousands):

	September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$22,149	$22,412	$—	$21,863	$703
Commercial real estate – construction	39	39	—	40	—
Commercial real estate – other	5,440	5,440	—	6,244	47
Residential – prime	1,144	1,164	—	1,211	11
Residential – construction	55	55	—	273	1
Consumer – other	30	30	—	33	—
Subtotal:	28,857	29,140	—	29,664	762
With an allowance recorded:
Commercial, financial, and agricultural	7,036	7,036	2,569	4,604	159
Commercial real estate – other	14,488	14,488	1,739	12,932	33
Residential – prime	652	652	147	599	5
Residential – construction	118	118	26	59	—
Consumer – other	356	371	216	322	4
Subtotal:	22,650	22,665	4,697	18,516	201
Totals:
Commercial	49,152	49,415	4,308	45,683	942
Residential	1,969	1,989	173	2,142	17
Consumer	386	401	216	355	4
Grand total:	$51,507	$51,805	$4,697	$48,180	$963

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$438	$521	$—	$554	$—
Commercial real estate – construction	54	54	—	58	—
Commercial real estate – other	1,921	1,921	—	1,885	17
Residential – prime	543	543	—	534	15
Consumer – other	78	78	—	72	—
Subtotal:	3,034	3,117	—	3,103	32
With an allowance recorded:
Commercial, financial, and agricultural	2,218	2,333	1,010	1,394	35
Commercial real estate – construction	—	—	—	19	—
Commercial real estate – other	4,467	4,467	1,484	2,416	220
Residential – prime	529	548	68	452	3
Consumer – other	299	313	179	252	4
Subtotal:	7,513	7,661	2,741	4,533	262
Totals:
Commercial	9,098	9,296	2,494	6,326	272
Residential	1,072	1,091	68	986	18
Consumer	377	391	179	324	4
Grand total:	$10,547	$10,778	$2,741	$7,636	$294

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

The following tables present the classes of loans by risk rating (in thousands):

		September 30, 2015
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate - other	Total	% of Total
Pass		$417,600	$55,525	$417,095	$890,220	88.02%
Special mention		23,104	34	20,277	43,415	4.29%
Substandard		41,521	129	35,947	77,597	7.67%
Doubtful		227	—	—	227	0.02%
		$482,452	$55,688	$473,319	$1,011,459	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
			Residential - construction	Residential - prime	Total	% of Total
Pass			$18,419	$147,721	$166,140	97.58%
Special mention			—	1,326	1,326	0.78%
Substandard			172	2,620	2,792	1.64%
			$18,591	$151,667	$170,258	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer - other	Lease financing receivable	Other	Total	% of Total
Performing	$5,721	$107,022	$4,790	$1,746	$119,279	99.62%
Nonperforming	38	418	—	—	456	0.38%
	$5,759	$107,440	$4,790	$1,746	$119,735	100.00%

	December 31, 2014
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate - other	Total	% of Total
Pass		$456,221	$43,320	$440,281	$939,822	96.11%
Special mention		4,861	132	7,120	12,113	1.24%
Substandard		5,541	58	19,771	25,370	2.60%
Doubtful		524	—	—	524	0.05%
		$467,147	$43,510	$467,172	$977,829	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
			Residential - construction	Residential - prime	Total	% of Total
Pass			$25,067	$150,664	$175,731	97.81%
Special mention			—	1,184	1,184	0.66%
Substandard			—	2,754	2,754	1.53%
			$25,067	$154,602	$179,669	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer - other	Lease financing receivable	Other	Total	% of Total
Performing	$5,995	$112,893	$4,857	$2,748	$126,493	99.65%
Nonperforming	17	423	—	—	440	0.35%
	$6,012	$113,316	$4,857	$2,748	$126,933	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	September 30, 2015
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$18	$—	$21,324	$21,342
Real estate - commercial	—	150	—	150
	$18	$150	$21,324	$21,492

	December 31, 2014
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$21	$—	$234	$255
Real estate - commercial	155	—	—	155
	$176	$—	$234	$410

During the three months ended September 30, 2015, there were no loans identified as a TDR. There was one TDR totaling $21.1 million that defaulted on the modified terms during the three months ended September 31, 2015.  During the three months ended September 30, 2014, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the nine months ended September 30, 2015, there was one loan relationship with a pre-modification balance of $21.4 million identified as a TDR after conversion of the loans to interest only for a limited amount of time. There was one TDR totaling $21.1 million that defaulted on the modified terms during the nine months ended September 31, 2015. During the nine months ended September 30, 2014, there was one loan relationship with a pre-modification balance of $1.2 million identified as a TDR through a modification of the original loan terms, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of September 30, 2015, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Intangibles

A summary of core deposit intangible assets as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015	December 31, 2014
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(5,670)	(4,840)
Net carrying amount	$6,004	$6,834

5. Other Comprehensive Income

The following is a summary of the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended September 30,
	2015			2014
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gains (losses) during period	$1,717	$(601)	$1,116	$(405)	$142	$(263)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total other comprehensive income (loss)	$1,717	$(601)	$1,116	$(405)	$142	$(263)

	Nine Months Ended September 30,
	2015			2014
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive (loss) income:
Securities available-for-sale:
Change in unrealized gains during period	$447	$(156)	$291	$4,116	$(1,441)	$2,675
Reclassification adjustment for gains included in net income	(1,243)	435	(808)	(128)	45	(83)
Total other comprehensive (loss) income	$(796)	$279	$(517)	$3,988	$(1,396)	$2,592

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

Three Months Ended September 30,
	2015		2014
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$—	Gain on sale of securities, net	$—	Gain on sale of securities, net
	—	Tax expense	—	Tax expense
	$—	Net of tax	$—	Net of tax

	Nine Months Ended September 30,
	2015		2014
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(1,243)	Gain on sale of securities, net	$(128)	Gain on sale of securities, net
	435	Tax expense	45	Tax expense
	$(808)	Net of tax	$(83)	Net of tax

6. Declaration of Dividends

A first quarter dividend of $0.09 per share for holders of common stock of record on March 13, 2015 was declared on January 21, 2015, and was paid on April 1, 2015.  On January 21, 2015, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on April 1, 2015, which was paid on April 15, 2015. On April 15, 2015, the Company declared a second quarter dividend of $0.09 per share for holders of common stock of record on June 15, 2015, and was paid on July 1, 2015. On April 15, 2015, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on July 1, 2015, which was paid on July 15, 2015. On July 15, 2015, the Company declared a third quarter dividend of $0.09 per share for holders of common stock of record on September 15, 2015 to be paid on October 1, 2015. On July 15, 2015, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on October 1, 2015 to be paid on October 15, 2015. On October 21, 2015, the Company declared a fourth quarter dividend of $0.09 per share for holders of common stock of record on December 15, 2015 to be paid on January 4, 2016. On October 21, 2015, the Company also declared a 1.00% dividend for holders of its Series C preferred stock of record on January 4, 2016 to be paid on January 15, 2016.

7. Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings available to common shareholders	$2,417	$4,298	$8,662	$14,922
Dividends on Series C preferred stock	92	94	277	284
Adjusted net earnings available to common shareholders	$2,509	$4,392	$8,939	$15,206
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,312	11,314	11,321	11,283
Effect of dilutive securities:
Stock options	12	92	20	77
Convertible preferred stock and warrants	507	549	507	544
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	11,831	11,955	11,848	11,904

Options and warrants on 234,206 shares of common stock and 11,250 shares of restricted stock were not included in computing diluted earnings per share for the quarter and nine months ended September 30, 2015 because the effects of these shares were anti-dilutive as a result of the exercise price of such options.  Options to acquire 7,355 and 24,855 shares of common stock were not included in computing diluted earnings per share for the quarter and nine months ended September 30, 2014, respectively, because the effects of these shares were anti-dilutive as a result of the exercise price of such options.

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at September 30, 2015
Description	September 30, 2015	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$37,431	$—	$37,431	$—
GSE mortgage-backed securities	91,739	—	91,739	—
Collateralized mortgage obligations: residential	148,582	—	148,582	—
Collateralized mortgage obligations: commercial	5,617	—	5,617	—
Mutual funds	2,116	2,116	—	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2014
Description	December 31, 2014	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$10,227	$—	$10,227	$—
Obligations of state and political subdivisions	44,605	—	44,605	—
GSE mortgage-backed securities	109,103	—	109,103	—
Collateralized mortgage obligations: residential	60,839	—	60,839	—
Collateralized mortgage obligations: commercial	24,545	—	24,545	—
Other asset-backed securities	24,343	—	24,343	—
Collateralized debt obligation	1,218	—	1,218	—
Mutual funds	2,104	2,104	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also Level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at September 30, 2015
Description	September 30, 2015	Level 1	Level 2	Level 3
Impaired loans	$14,966	$—	$14,966	$—
Other real estate	4,661	—	4,661	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2014
Description	December 31, 2014	Level 1	Level 2	Level 3
Impaired loans	$5,051	$—	$5,051	$—
Other real estate	4,234	—	4,234	—

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at September 30, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$125,437	$125,437	$—	$—
Securities available-for-sale	285,485	2,116	283,369	—
Securities held-to-maturity	121,043	—	122,488	—
Other investments	12,063	12,063	—	—
Loans, net	1,282,513	—	14,966	1,282,506
Cash surrender value of life insurance policies	13,548	—	13,548	—
Financial liabilities:
Non-interest-bearing deposits	406,118	—	406,118	—
Interest-bearing deposits	1,137,303	—	918,792	218,328
Securities sold under agreements to repurchase	92,085	92,085	—	—
Short-term Federal Home Loan Bank advances	70,000	—	70,000	—
Long-term Federal Home Loan Bank advances	25,958	—	—	26,956
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$86,872	$86,872	$—	$—
Securities available-for-sale	276,984	2,104	274,880	—
Securities held-to-maturity	141,201	—	141,593	—
Other investments	9,990	9,990	—	—
Loans, net	1,273,205	—	5,051	1,277,882
Cash surrender value of life insurance policies	13,659	—	13,659	—
Financial liabilities:
Non-interest-bearing deposits	390,863	—	390,863	—
Interest-bearing deposits	1,194,371	—	943,255	251,291
Securities sold under agreements to repurchase	62,098	62,098	—	—
Short-term Federal Home Loan Bank advances	25,000	—	25,000	—
Long-term Federal Home Loan Bank advances	26,277	—	—	27,193
Junior subordinated debentures	22,167	—	22,167	—

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

Results of Operations

Earnings Analysis

We reported net earnings available to common shareholders of $2.4 million for the third quarter of 2015, compared to net earnings available to common shareholders of $4.3 million reported for the third quarter of 2014.  Diluted earnings for the third quarter of 2015 were $0.21 per common share, compared to $0.37 per common share reported for the third quarter of 2014.  The third quarter of 2014 included efficiency consultant expenses of $200,000, $394,000 of losses on disposal of fixed assets, a $258,000 loss on redemption of Trust Preferred Securities and a $1.1 million gain on the sale of a commercial property held as ORE. Excluding these non-operating income and expenses, operating earnings per share for the third quarter of 2014 was $0.36.

Operating revenues from consolidated operations decreased $646,000 in quarterly comparison. Net interest income decreased $371,000 in quarterly comparison primarily due to a $281,000 decrease in interest income earned on loans and a $231,000 decrease in interest income on investment securities which declined in volume. The decrease in interest income on loans and investment securities was partially offset by a $177,000 decrease in interest expense on junior subordinated debentures. Excluding non-operating income of $1.1 million for the third quarter of 2014, noninterest income decreased $275,000 in quarterly comparison, from $5.1 million for the three months ended September 30, 2014 to $4.8 million for the three months ended September 30, 2015. The decrease in noninterest income resulted primarily from a $325,000 reduction in service charges on deposit accounts, including NSF fees.

Excluding non-operating expenses of $852,000 in the third quarter of 2014, noninterest expenses decreased $441,000 in quarterly comparison. A decrease of $634,000 in salaries and benefits costs was partially offset by increases of $122,000 in FDIC premiums and $73,000 in expenses on ORE and other repossessed assets. The provision for loan losses increased $2.6 million in quarterly comparison primarily due to increases in classified assets and specific reserves on impaired loans. Income tax expense decreased $1.2 million in quarterly comparison.

Dividends paid on the Series B Preferred Stock issued to the Treasury resulting from our participation in the Small Business Lending Fund (“SBLF”) totaled $80,000 for the third quarter of 2015 based on a dividend rate of 1.00%.  The dividend rate is set at 1.00% through February 25, 2016.  The Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation (“PSB”) paid dividends totaling $92,000 for the three months ended September 30, 2015.

In year-over-year comparison, net earnings available to common shareholders decreased $6.3 million, from $14.9 million at September 30, 2014 to $8.7 million at September 30, 2015. The decrease resulted primarily from a $8.0 million increase in the provision for loan losses. The first nine months of 2014 included $3.0 million of executive officer life insurance proceeds, $1.1 million in gain on sale of ORE, $128,000 in gain on sales of securities, $360,000 of efficiency consultant expenses, $189,000 of expenses related to the loss of an executive officer, $394,000 in losses on disposal of fixed assets and a $258,000 loss on redemption of Trust Preferred Securities. The first nine months of 2015 included $1.2 million in gain on sales of securities and $160,000 of income from a death benefit on bank owned life insurance. Excluding these non-operating revenues and expenses, net earnings available to common shareholders decreased $4.3 million in year-over-year comparison. In addition to the increase in loan loss provision, a decrease of $595,000 in noninterest income contributed to the decrease in operating earnings. The increase in the provision for loan losses and the decrease in noninterest income were partially offset by a $259,000 increase in net interest income, a $1.6 million decrease in operating noninterest expenses and a $2.3 million decrease in income tax expense.

Excluding non-operating income, decreases in noninterest income consisted primarily of $897,000 in service charges on deposit accounts (primarily NSF fees), which was partially offset by a $154,000 increase in ATM and debit card income and a $235,000 increase in mortgage banking fees. Excluding the non-operating expenses in 2014, decreases in noninterest expense primarily included $1.7 million in salaries and benefits costs, $173,000 in credit reporting expense and $126,000 in the cost of printing and supplies. The decreased expenses were partially offset by a $156,000 increase in legal and professional fees and a $221,000 increase in FDIC premiums.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.34% and 4.61% for the three months ended September 30, 2015 and 2014, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, respectively.

Fully taxable-equivalent (“FTE”) net interest income totaled $19.4 million and $19.9 million for the quarters ended September 30, 2015 and 2014, respectively.  The FTE net interest income decreased $433,000 in prior year quarterly comparison primarily due to a $281,000 decrease in interest income on loans. Despite a $53.8 million increase in the average volume on loans, interest income on loans decreased due to a decrease in the average yield on loans of 33 basis points, from 5.88% to 5.55%. The purchase accounting adjustments added 20 basis points to the average yield on loans for the third quarter of 2015 and 22 basis points to the average yield on loans for the third quarter of 2014. Excluding the impact of the purchase accounting adjustments, average loan yields declined 31 basis points in prior year quarterly comparison, from 5.66% to 5.35%. Loan yields have declined primarily as the result of a sustained low interest rate environment.

Investment securities totaled $406.5 million, or 20.6% of total assets at September 30, 2015, versus $433.4 million, or 22.9% of total assets at September 30, 2014. The investment portfolio had an effective duration of 3.5 years and a net unrealized gain of $3.6 million at September 30, 2015. The average volume of investment securities decreased $23.5 million in prior year quarterly comparison. The average tax equivalent yield on investment securities decreased 13 basis points, from 2.70% to 2.57%. The $23.5 million decrease in the average volume of investment securities was used to fund loan growth during the same period.

The average yield on all earning assets decreased 31 basis points in prior year quarterly comparison, from 4.96% for the third quarter of 2014 to 4.65% for the third quarter of 2015. Excluding the impact of purchase accounting adjustments, the average yield on total earning assets decreased 29 basis points, from 4.80% to 4.51% for the three month periods ended September 30, 2014 and 2015, respectively, primarily due to the decline in the average rate earned on loans and investment securities.

The impact to interest expense of a $34.0 million increase in the average volume of interest- bearing liabilities was offset by a 4 basis point decrease in the average rate paid on interest- bearing liabilities, from 0.46% at September 30, 2014 to 0.42% at September 30, 2015. Excluding purchase accounting adjustments on acquired certificates of deposit and FHLB borrowings, the average rate paid on interest-bearing liabilities was 0.51% for the third quarter of 2014 and declined to 0.45% for the third quarter of 2015.

The average volume of notes payable for the three months ended September 30, 2015 of $26.0 million consisted of long-term FHLB advances.  The average volume of notes payable of $26.6 million for the three months ended September 30, 2014 consisted of long-term FHLB advances and a note payable with First National Bankers Bank.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from October 2015 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.  The note payable with First National Bankers Bank was paid off in the third quarter of 2014.  The interest rate on the note was equal to New York Prime.  Short-term FHLB advances totaled $70.0 million at September 30, 2015.  The advances mature in October 2015 and January 2016 and bear interest rates ranging from 0.10% to 0.30%.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin decreased 27 basis points, from 4.61% for the third quarter of 2014 to 4.34% for the third quarter of 2015. Excluding purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin decreased 25 basis points, from 4.42% for the third quarter of 2014 to 4.17% for the third quarter of 2015.

In year-to-date comparison, FTE net interest income increased $89,000. Interest income on loans increased $789,000 despite an $803,000 reduction in purchase accounting adjustments on acquired loans. The average volume of loans increased $103.5 million in year-over-year comparison, and the average yield on loans decreased 40 basis points, from 5.99% to 5.59%. The increase in interest income on loans was offset by a $1.0 reduction in interest income on investment securities. The average volume of investment securities decreased $47.5 million in year-over-year comparison, as cash flows from the portfolio were used to fund loan growth. The average yield on total earning assets decreased in year-over-year comparison, from 4.97% at September 30, 2014 to 4.70% at September 30, 2015. The purchase accounting adjustments added 29 basis points to the average yield on loans for the nine months ended September 30, 2014 and 17 basis points for the nine months ended September 30, 2015. Excluding purchase accounting adjustments, the average yield on earning assets decreased 19 basis points, from 4.77% at September 30, 2014 to 4.58% at September 30, 2015.

Interest expense decreased $258,000 in year-over-year comparison primarily due to the redemption of $7.2 million of the Company's Statutory Trust 1 and Capital Securities in the third quarter of 2014 that resulted in a decrease in the volume of junior subordinated debentures and the average rate paid on the debentures. The average rate paid on total interest-bearing liabilities decreased 5 basis points, from 0.47% at September 30, 2014 to 0.42% at September 30, 2015. Excluding purchase accounting adjustments, the average rate paid on interest-bearing liabilities decreased 6 basis points, from 0.52% at September

30, 2014 to 0.46% at September 30, 2015. The FTE net interest margin decreased 24 basis points, from 4.62% for the nine months ended September 30, 2014 to 4.38% for the nine months ended September 30, 2015. Excluding purchase accounting adjustments, the FTE net interest margin decreased 14 basis points, from 4.38% to 4.24% for the nine months ended September 30, 2014 and 2015, respectively, primarily due to a decline in the average rate earned on loans.

Table 1 Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended September 30,
	2015			2014
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$341,192	$1,850	2.17%	$351,645	$1,965	2.24%
Tax exempt[2]	73,523	818	4.45%	86,528	996	4.60%
Total investment securities	414,715	2,668	2.57%	438,173	2,961	2.70%
Federal funds sold	3,349	1	0.12%	3,143	2	0.25%
Time and interest bearing deposits in other banks	62,086	40	0.25%	22,922	15	0.26%
Other investments	10,508	113	4.30%	12,090	109	3.61%
Total loans[3]	1,285,991	17,992	5.55%	1,232,196	18,273	5.88%
Total earning assets	1,776,649	20,814	4.65%	1,708,524	21,360	4.96%
Allowance for loan losses	(15,853)			(8,978)
Nonearning assets	188,556			193,063
Total assets	$1,949,352			$1,892,609

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,150,190	$883	0.30%	$1,132,132	$859	0.30%
Securities sold under repurchase agreements	89,025	249	1.11%	70,587	210	1.18%
Federal funds purchased	—	—	—	70	—	—%
Short-term FHLB advances	31,196	16	0.20%	28,913	13	0.18%
Notes payable	26,007	93	1.40%	26,640	95	1.40%
Junior subordinated debentures	22,167	150	2.65%	26,247	327	4.88%
Total interest bearing liabilities	1,318,585	1,391	0.42%	1,284,589	1,504	0.46%
Demand deposits	409,118			392,927
Other liabilities	7,026			9,802
Shareholders’ equity	214,623			205,291
Total liabilities and shareholders’ equity	$1,949,352			$1,892,609

Net interest income and net interest spread		$19,423	4.23%		$19,856	4.50%
Net interest margin			4.34%			4.61%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $282,000 for 2015 and $344,000 for 2014 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $1,394,000 for 2015 and $1,580,000 for 2014. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Consolidated Average Balances, Interest and Rates (in thousands)
	Nine Months Ended September 30,
	2015			2014
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$340,898	$5,628	2.20%	$375,969	$6,164	2.19%
Tax exempt[2]	76,281	2,564	4.48%	88,742	3,062	4.60%
Total investment securities	417,179	8,192	2.62%	464,711	9,226	2.65%
Federal funds sold	3,463	5	0.19%	2,775	4	0.19%
Time and interest bearing deposits in other banks	59,151	112	0.25%	21,857	42	0.25%
Other investments	10,109	273	3.60%	11,767	268	3.04%
Total loans[3]	1,298,844	54,314	5.59%	1,195,357	53,525	5.99%
Total earning assets	1,788,746	62,896	4.70%	1,696,467	63,065	4.97%
Allowance for loan losses	(14,176)			(8,734)
Nonearning assets	189,244			192,087
Total assets	$1,963,814			$1,879,820

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,174,399	$2,751	0.31%	$1,147,843	$2,588	0.30%
Securities sold under repurchase agreements	84,434	721	1.14%	60,522	588	1.30%
Federal funds purchased	—	—	—	305	2	0.86%
Short-term FHLB advances	28,956	37	0.17%	26,356	31	0.16%
Notes payable	26,113	272	1.37%	26,540	272	1.35%
Other borrowings/payables	—	—	—%	602	15	3.29%
Junior subordinated debentures	22,167	451	2.68%	28,327	994	4.63%
Total interest bearing liabilities	1,336,069	4,232	0.42%	1,290,495	4,490	0.47%
Demand deposits	407,077			380,590
Other liabilities	7,752			8,188
Shareholders’ equity	212,916			200,547
Total liabilities and shareholders’ equity	$1,963,814			$1,879,820

Net interest income and net interest spread		$58,664	4.28%		$58,575	4.50%
Net interest margin			4.38%			4.62%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $885,000 for 2015 and $1,055,000 for 2014 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $3,945,000 for 2015 and $4,322,000 for 2014. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended September 30, 2015 compared to September 30, 2014
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(115)	$(58)	$(57)
Tax exempt	(178)	(146)	(32)
Federal funds sold	(1)	—	(1)
Time and interest bearing deposits in other banks	25	25	—
Other investments	4	(15)	19
Loans, including fees	(281)	778	(1,059)
Total	(546)	584	(1,130)

Interest paid on:
Interest bearing deposits	24	14	10
Securities sold under repurchase agreements	39	53	(14)
Federal funds purchased	—	—	—
Short-term FHLB advances	3	1	2
Notes payable	(2)	(2)	—
Junior subordinated debentures	(177)	(44)	(133)
Total	(113)	22	(135)
Taxable-equivalent net interest income	$(433)	$562	$(995)
Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Nine Months Ended September 30, 2015 compared to September 30, 2014
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(536)	$(579)	$43
Tax exempt	(498)	(421)	(77)
Federal funds sold	1	1	—
Time and interest bearing deposits in other banks	70	71	(1)
Other investments	5	(41)	46
Loans, including fees	789	4,460	(3,671)
Total	(169)	3,491	(3,660)

Interest paid on:
Interest bearing deposits	163	61	102
Securities sold under repurchase agreements	133	210	(77)
Federal funds purchased	(2)	(2)	—
Short-term FHLB advances	6	4	2
Notes payable	—	(2)	2
Other borrowings/payables	(15)	(15)	—
Junior subordinated debentures	(543)	(182)	(361)
Total	(258)	74	(332)
Taxable-equivalent net interest income	$89	$3,417	$(3,328)
Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Non-interest income decreased $1.4 million in quarterly comparison, from $6.2 million for the three months ended September 30, 2014 to $4.8 million for the three months ended September 30, 2015.  The third quarter of 2014 included a $1.1 million gain on the sale of a commercial property held as ORE. Excluding this non-operating item, noninterest income decreased $275,000 in quarterly comparison.  The decrease in noninterest income resulted primarily from a $325,000 reduction in service charges on deposit accounts. For the nine-month period ended September 30, 2015, non-interest income totaled $16.0 million compared to $19.4 million for the nine months ended September 30, 2014, a net decrease of $3.4 million year-over-year. The first nine months of 2015 included $1.2 million of gain on sales of securities and $160,000 of income recognized from a death benefit on bank owned life insurance recorded in non-interest income. The first nine months of 2014 included $3.0 million of executive officer life insurance proceeds and a $1.1 million gain on the sale of ORE. Excluding non-operating income, decreases in noninterest income consisted primarily of $897,000 in service charges on deposit accounts, which was partially offset by a $154,000 increase in ATM and debit card income and a $235,000 increase in mortgage banking fees.

The decreases in service charges on deposit accounts of $325,000 in quarterly comparison and $897,000 in year-over-year comparison resulted primarily from a declining trend in the volume of NSF transactions. The $154,000 increase in ATM and debit card income in year-over-year comparison is primarily due to an increase in interchange fee income as a result of higher transaction volume.

Mortgage banking fees increased $235,000 for the first nine months of 2015 compared to the first nine months of 2014. In January 2014, we restructured our mortgage lending department and as a result were able to offer more competitive mortgage loan products to our customers and generate more volume in correspondent and brokered mortgage loans.

Non-interest Expense

Third quarter 2015 noninterest expenses decreased $1.3 million compared to third quarter 2014. The second quarter of 2014 included efficiency consultant expenses of $200,000, $394,000 of losses on disposal of fixed assets and a $258,000 loss on redemption of Trust Preferred Securities. Excluding these non-operating items, noninterest expenses decreased $441,000 in quarterly comparison. A decrease of $634,000 in salaries and benefits costs was partially offset by increases of $122,000 in FDIC premiums and $73,000 in expenses on ORE and other repossessed assets.

Noninterest expense decreased $2.8 million in year-to-date comparison, from $52.7 for the nine months ended September 30, 2014 to $49.9 million for the nine months ended September 30, 2015. The first nine months of 2014 included $1.2 million of non-operating expenses. In addition to the $852,000 of non-operating expenses recorded in the third quarter of 2014 as described above, 2014 non-operating costs included $160,000 in additional efficiency consultant expenses and $189,000 in expenses associated with the death of an executive officer. Excluding the non-operating expenses in 2014, decreases in noninterest expense primarily included $1.7 million in salaries and benefits costs, $173,000 in credit reporting expense and $126,000 in the cost of printing and supplies. The decreased expenses were partially offset by a $156,000 increase in legal and professional fees and a $221,000 increase in FDIC premiums.

A reduction in the number of full-time equivalent (“FTE”) employees from 560 FTE employees at September 30, 2014 to 535 FTE employees at September 30, 2015 reduced salaries expense by $1.1 million year-over-year, which included a $450,000 reduction in annual incentive compensation accruals.  The 25 FTE employee decrease was achieved primarily through attrition and process improvement initiatives over the twelve month period.  The $1.7 million decrease in salaries and benefits costs also included a $625,000 decrease in group health costs.

Analysis of Balance Sheet

Total consolidated assets at September 30, 2015 and December 31, 2014 were $2.0 billion and $1.9 billion, respectively.  Deposits totaled $1.5 billion at September 30, 2015 and December 31, 2014.  Our stable core deposit base, which excludes time deposits, decreased $10.4 million and accounted for 85.7% of deposits at September 30, 2015 compared to 84.1% of deposits at year end 2014.

Securities available-for-sale totaled $285.5 million at September 30, 2015, an increase of $8.5 million from $277.0 million at December 31, 2014.  The securities available-for-sale portfolio increased primarily due to $105.5 million in purchases of securities, which were offset by $55.9 million in calls, maturities and pay-downs and $40.3 million in sales of securities.  During the nine months ended September 30, 2015, we sold lower yielding asset backed securities and US Government sponsored enterprises securities and reinvested those funds primarily in higher yielding CMOs.  Securities held-to-maturity decreased $20.2 million, from $141.2 million at December 31, 2014 to $121.0 million at September 30, 2015.  The investment securities portfolio had an effective duration of 3.5 years and a net unrealized gain of $3.6 million at September 30, 2015.

Total loans grew $17.0 million, or 1.3% for the nine months ended September 30, 2015.  The first nine months of 2015 included a $10.8 million decline in the balance of loans in the indirect auto loan program, which the Bank exited at the end of 2014. Net of the decrease in the indirect auto loan program and excluding a CD secured loan of $20.0 million, loans increased $7.8 million, or 0.6% for the nine months ended September 30, 2015.

Table 5 Composition of Loans (in thousands)
	September 30, 2015	December 31, 2014
Commercial, financial, and agricultural (C&I)	$482,452	$467,147
Real estate – construction	74,279	68,577
Real estate – commercial (CRE)	473,319	467,172
Real estate – residential	151,667	154,602
Installment loans to individuals	113,199	119,328
Lease financing receivable	4,790	4,857
Other	1,746	2,748
	$1,301,452	$1,284,431
Less allowance for loan losses	(18,939)	(11,226)
Net loans	$1,282,513	$1,273,205

Our energy-related loan portfolio at September 30, 2015 totaled $295.6 million, or 22.7% of total loans, including a $20.0 million CD secured loan, up from $266.4 million at June 30, 2015.  The majority of MidSouth’s energy lending is focused on oil field service companies.  Of the 442 total relationships in our energy-related loan portfolio, 18 relationships totaling $41.2 million were classified, with $29.1 million on nonaccrual status at September 30, 2015. Substantial paydown activity after September 30, 2015 reduced the energy-related loan portfolio by approximately $35.8 million.

At September 30, 2015, reserves for potential energy-related loan losses approximated 2.4% of energy loans. Included in the 2.4% is 0.4% reserved for potential yet unidentified losses in the energy-related portfolio. During the second quarter of 2015, one energy-related credit relationship totaling $21.4 million was classified as a troubled debt restructuring ("TDR") by conversion of the loans to interest only for a limited amount of time. The TDR defaulted on its restructured terms during the third quarter of 2015 and was subsequently placed on nonaccrual.

Within the $473.3 million commercial real estate portfolio, $440.8 million is secured by commercial property, $16.4 million is secured by multi-family property, and $16.1 million is secured by farmland.  Of the $440.8 million secured by commercial property, $252.3 million, or 57.2%, is owner-occupied.  Of the $151.7 million residential real estate portfolio, 87.7% represented loans secured by first liens.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended September 30, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Although the Bank historically has not utilized brokered deposits, this is a fourth potential source of liquidity, albeit one that is more costly and volatile.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $17.1 million in projected cash flows from securities repayments for the remainder of 2015 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of September 30, 2015, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $26.0 million at September 30, 2015 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from October 2015 to January 2019.  Two short-term FHLB-Dallas advances totaled $70.0 million at September 30, 2015.  The advances mature in October 2015 and January 2016 and bear interest rates ranging from 0.10% to 0.30%.   Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $289.5 million at September 30, 2015.  The Bank has the ability to post additional collateral of approximately $118.5 million if necessary to meet liquidity needs.  Additionally, $240.2 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the $32. 0 million of Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 1.00% for the three month periods ended September 30, 2015 and December 31, 2014.  The dividend rate was set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  Beginning February 2016, the dividend rate will increase to 9% per annum. Management is reviewing options to repay all or a portion on the $32.0 million prior to the rate reset.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  During the first nine months of 2015, 2,424 shares of Series C Preferred Stock were converted into 13,448 shares of the Company’s common stock.  As of September 30, 2015, there were 91,256 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $92,000 for the three months ended September 30, 2015.

Dividends from the Bank totaling $6.0 million provided additional liquidity for the Company during the nine months ended September 30, 2015.  As of September 30, 2015, the Bank had the ability to pay dividends to the Company of approximately $12.8 million without prior approval from its primary regulator.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company. The Company renewed a $75.0 million Universal Shelf Registration during the third quarter of 2015.

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

In addition, the Basel III rules subject banking organizations to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer phased in by 2019 of 2.5% above the new regulatory minimum capital ratios.  The effect of the capital conservation buffer once fully implemented in 2019 will be to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum Tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.  The new minimum capital requirements were effective on January 1, 2015 for community banking organizations, such as MidSouth, whereas other requirements of the Basel III rules including the conservation buffer phase in over time.

At September 30, 2015, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  As of September 30, 2015, the

Company’s Tier 1 leverage ratio was 9.98%, Tier 1 capital to risk-weighted assets was 12.86%, total capital to risk-weighted assets was 14.11% and common equity Tier 1 capital to risk-weighted assets was 8.62%.  The Bank had a Tier 1 leverage capital ratio of 9.34% at September 30, 2015.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At September 30, 2015, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy-related) industry, including related service and manufacturing industries, totaled approximately $295.6 million, or 22.7% of total loans.  Of the 442 credit relationships in the energy-related loan portfolio, 18 relationships totaling $41.2 million were classified with $29.1 million on nonaccrual status at September 30, 2015.

Additionally, we monitor our exposure to loans secured by commercial real estate.  At September 30, 2015, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $529.0 million.  Of the $529.0 million, $473.3 million represent CRE loans, 53% of which are secured by owner-occupied commercial properties.  Of the $529.0 million in loans secured by commercial real estate, $20.0 million, or 3.8%, were on nonaccrual status at September 30, 2015.  Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending September 30, 2015 and 2014, and December 31, 2014.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	September 30, 2015	December 31, 2014	September 30, 2014
Nonaccrual loans	$51,616	$10,701	$7,750
Loans past due 90 days and over and still accruing	82	187	23
Total nonperforming loans	51,698	10,888	7,773
Other real estate	4,661	4,234	4,663
Other foreclosed assets	—	—	19
Total nonperforming assets	$56,359	$15,122	$12,455

Troubled debt restructurings, accruing	$168	$176	$180

Nonperforming assets to total assets	2.85%	0.78%	0.66%
Nonperforming assets to total loans + ORE + other assets repossessed	4.32%	1.17%	0.99%
ALL to nonperforming loans	36.63%	103.10%	121.25%
ALL to total loans	1.46%	0.87%	0.75%

QTD charge-offs	$1,000	$985	$1,253
QTD recoveries	91	86	428
QTD net charge-offs	$909	$899	$825
Annualized net charge-offs to total loans	0.28%	0.28%	0.26%

Nonperforming assets totaled $56.4 million at September 30, 2015, an increase of $41.2 million from the $15.1 million reported at year-end 2014 and an increase of $43.9 million from the $12.5 million reported at September 30, 2014.  The increase in the first nine months of 2015 resulted primarily from the addition of five energy-related credits totaling $28.4 million that were placed on nonaccrual status during the third quarter of 2015. In addition, a $10.1 million commercial real estate (CRE) relationship unrelated to energy was placed on nonaccrual status during the second quarter of 2015. The $21.1 million commercial energy-related relationship was identified as a TDR during the second quarter of 2015 by conversion of the loans to interest only for a limited amount of time. The credit relationship defaulted on the modified terms during the third quarter of 2015 and was subsequently placed on nonaccrual.

Allowance coverage for nonperforming loans was 36.63% at September 30, 2015 compared to 103.10% at December 31, 2014 and 121.25% at September 30, 2014.  The ALL/total loans ratio increased to 1.46% at September 30, 2015, compared to 0.87% at year-end 2014 and 0.75% at September 30, 2014.  The increase in the ALL/total loans ratio resulted from a $10.9 million loan loss provision recorded during the first nine months of 2015, the majority of which resulted from downgrades of energy-related credits in the oil and gas portfolio. Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 1.76% of loans at September 30, 2015.  The ratio of annualized net charge-offs to total loans was 0.28% for the three months ended September 30, 2015, compared to 0.28% for the three months ended December 31, 2014, and 0.26% for the three months ended September 30, 2014. No energy-related charge-offs were recognized in the third quarter of 2015 and year to date energy-related charge-offs totaled $557,000.

Total nonperforming assets to total loans plus ORE and other assets repossessed increased to 4.32% at September 30, 2015 from 1.17% at December 31, 2014 and 0.99% at September 30, 2014.  Performing troubled debt restructurings (“TDRs”) totaled $168,000 at September 30, 2015 compared to $176,000 at December 31, 2014 and $180,000 at September 30, 2014.  Classified assets, including ORE, increased $10.2 million, or 13.5%, to $85.8 million at September 30, 2015 compared to $75.6 million at June 30, 2015. Additional information regarding impaired loans is included in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $18.9 million in the ALL as of September 30, 2015 is sufficient to cover probable losses in the loan portfolio.

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

During the third quarter of 2015, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended September 30, 2015.

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

10.1	Form of Restricted Stock Award Agreement

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 6, 2015
/s/ C. R. Cloutier
C. R. Cloutier, President and CEO
(Principal Executive Officer)

/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)