Form 10-K
period 2015-12-31
MIDSOUTH BANCORP INC
filed 2016-03-15
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes  ☐   No   ☑
The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant at June 30, 2015 was approximately $112,618,052 based upon the closing market price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc. as of such date.   As of March 15, 2016 there were 11,362,150 outstanding shares of MidSouth Bancorp, Inc. common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Part I

Item 1 - Business

Overview

The Company was incorporated in 1984 as a Louisiana corporation and is a registered financial holding company headquartered in Lafayette, Louisiana.  Its operations have been conducted primarily through its wholly owned bank subsidiary MidSouth Bank, N.A.  The Bank, a national banking association, was chartered and commenced operations in 1985.  As of December 31, 2015, the Bank operated through a network of 58 offices located in Louisiana and Texas.

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

Our conservative operating philosophy extends to managing the various risks we face.  We maintain a separate risk management group to help identify and manage these various risks.  This group, which reports directly to the Chairman of our Audit Committee, not to other members of the senior management team, includes our audit, compliance and loan review functions and is staffed with experienced accounting and legal professionals.

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

Markets

We operate in Louisiana and central and east Texas along the Interstate 10, Interstate 49, Highway 90, Interstate 45, Interstate 20 and Interstate 35 corridors.  As of December 31, 2015, our market area in Louisiana included 42 offices and is bound by Lafourche Parish to the south, East Baton Rouge Parish to the east, Caddo Parish to the north and Calcasieu Parish to the west.  Our market areas in Texas include 16 offices located in the Beaumont, Houston, Conroe, Magnolia, College Station, Dallas-Fort Worth, Tyler, and Texarkana areas. For additional information regarding our properties, see Item 2 – Properties of this Report.

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

Employees

As of December 31, 2015, the Bank employed approximately 536 full-time equivalent employees.  The Company had no employees who are not also employees of the Bank.  Through the Bank, employees receive customary employee benefits, which include an employee stock ownership plan; a 401(K) plan; and life, health and disability insurance plans.  Our directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company.  The Company considers the relationship of the Bank with its employees as a whole to be good.

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

Regulatory Capital Requirement in Effect through December 31, 2014

Under the risk-based capital requirements for bank holding companies and financial holding companies in effect through December 31, 2014, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) was 8%. At least half of the total capital (as defined below) was to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock), minority interests in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill and certain intangibles (“Tier 1 Capital”). The remainder of total capital could consist of qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock and allowance for loan losses (“Tier 2 Capital”, and together with Tier 1 Capital, “Total Capital”).

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

•
implement a  new capital conservation buffer of Common Equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% Common Equity Tier 1 capital ratio and be phased in over a three year period that began on January 1, 2016 which buffer is generally required to make capital distributions and pay executive bonuses;

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

At December 31, 2015, our Common Equity Tier 1 to risk-weighted assets ratio was 8.91%, our Tier 1 Capital to risk-weighted assets ratio was 13.25%, our Total Capital to risk-weighted assets ratio was 14.50% and our Leverage Ratio was 10.10%. Since our total consolidated assets are below $15 billion, our $21.5 million aggregate principal amount of trust preferred securities issued prior to May 19, 2011 are included in our Tier 1 and Total Capital calculations.

The Volcker Rule
The Dodd-Frank Act required the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  The statutory provision is commonly called the “Volcker Rule”.  On December 10, 2013, the Federal Reserve and other federal agencies issued final rules to implement the Volcker Rule. In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (CDOs) backed by trust preferred securities (TruPS), effective July 21, 2015.  However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule to exempt CDOs backed by TruPS from the Volker Rule and the final rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO’s offering proceeds were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO investment on or before December 10, 2013.  At December 31, 2015, we did not have any CDOs backed by TruPS.

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

At December 31, 2015, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

Insurance of Accounts and FDIC Insurance Assessments
The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. Since January 1, 2013, the basic limit on FDIC deposit insurance coverage has been $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

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

An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranged from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt, including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10% of domestic deposits for insurances not well rated and well capitalized.  As of December 31, 2015, our risk category required a quarterly payment of approximately 9.00 basis points per $100 of assessable deposits.

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

On June 16, 2015, the FDIC proposed changes to the deposit insurance assessments for small insured banks having total assets less than $10 billion which have been insured for at least five years, based upon experience with bank failures. The changes, among other matters, revise the financial ratios method of determining assessments to reflect a statistical model estimating the probability of failure over three years and updating the financial measures used in the financial ratios method consistent with the statistical model. The FDIC proposed additional changes on October 22, 2015 to require banks with over $10 Billion in assets to be responsible for the recapitalization of the DIF to 1.35% of insured deposits after achieving a 1.15% reserve ratio. On January 21, 2016, the FDIC proposed further revisions to the small insured bank assessments as the result of comments and recommendations received in response to its earlier proposal. The FDIC proposes that a final rule would go into effect the quarter after adoption, but the amendments would not become operative until the quarter after the DIF reserve ratio reaches 1.15%.

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

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution.  The SEC and the federal bank regulatory agencies proposed such regulations and the comment period expired in May 2011 although final rules have not yet been adopted. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives. These proposed regulations incorporate the three principles discussed in the Incentive Compensation Guidance.

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

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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
In recent years, we have faced a challenging and uncertain economic environment, including a major recession in the U.S. economy.  A return of recessionary conditions and/or further deterioration of national economic conditions could adversely affect the financial condition and operating performance of financial institutions.  Specifically, declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in levels of non-performing and classified assets and a decline in demand for products and services offered by financial institutions.  While economic conditions in the markets in which we operate, the U.S. and worldwide have improved since the recession, there can be no assurance that this improvement will continue.  Uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits, which could cause us to incur losses and may adversely affect our results of operations and financial condition.

Our market areas are heavily dependent on, and we have significant credit exposure to, the oil and gas industry.
The economy in a large portion of our market areas is heavily dependent on the oil and gas industry.  Many of our customers provide transportation and other services and products that support oil and gas exploration and production activities.  As of December 31, 2015, we had approximately $264.7 million in loans to borrowers in the oil and gas industry, representing approximately 20.9% of our total loans outstanding as of that date.  The average loan size is approximately $453,000, and the average loan size per relationship is roughly $617,000.  The oil and gas industry, especially in Louisiana and Texas, has been subject to significant volatility, including the “oil bust” of the 1980s that severely impacted the economies of many of our market areas.  Decisions by certain members of the Organization of Petroleum Exporting Countries to maintain higher crude oil production levels have led to increased global oil supplies, which when coupled with the continued exporting restrictions on the US oil and gas industry has resulted in significant declines in domestic market oil prices. Decreased market oil prices have compressed margins for many U.S.-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  As of December 31, 2015, the price per barrel of crude oil was approximately $38 compared to approximately $53 and $98 as of December 31, 2014 and December 31, 2013, respectively. If oil prices remain at these low levels for an extended period, the Bank could experience weaker oil and gas related loan demand and increased losses within its oil and gas loan portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Louisiana and Texas. Accordingly, if there is a significant downturn in the oil and gas industry it could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.
We have experienced increases in the levels of our non-performing assets and loan charge-offs in recent periods. Our total non-performing assets amounted to $54.4 million, or 2.82% of our total assets, at December 31, 2015 and we had $6.1 million of net loan charge-offs and a $13.9 million provision for loan losses for the year ended December 31, 2015.  At December 31, 2015, the ratios of our ALLL to non-performing loans and to total loans outstanding were 37.87% and 1.50%, respectively.  Additional increases in our non-performing assets or loan charge-offs could have a material adverse effect on our financial condition and results of operations.

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
We have a concentration of exposure to a number of individual borrowers.  Our largest exposure to one borrowing relationship as of December 31, 2015, was approximately $18.2 million, which is 8.5% of our total capital.  In addition, as of December 31, 2015, the aggregate exposure to the ten largest borrowing relationships was approximately $115.4 million, which was 9.1% of loans and 54.2% of total capital.  As a result of this concentration, a change in the financial condition of one or more of these borrowers could result in significant loan losses and have a material adverse effect on our financial condition and results of operations.

A significant percentage of our deposits are attributable to a relatively small number of customers. The loss of all or some of these customers or a significant decline in their deposit balances may have a material adverse effect on our liquidity and results of operations.
As of December 31, 2015, our 20 largest depositors accounted for approximately 16.5% of total deposits, of which our top five depositors accounted for approximately 9.4% of total deposits. The ability to attract these types of deposits has a positive effect on our net interest margin as they provide a relatively low cost of funds to the Bank. While we believe we have strong, long-term relationships with each of these customers, the loss of one or more of our 20 largest deposit customers, or a significant decline in the deposit balances would adversely affect our liquidity and require us to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits, possibly at interest rates higher than those currently paid on these deposits.  This could increase our total cost of funds and could result in a decrease in our net interest income and net earnings.  If we were unable to develop alternative funding sources, we may have difficulty funding loans or meeting other deposit withdrawal requirements.

We occasionally purchase non-recourse loan participations from other banks based in part on information provided by the selling bank.
From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank.  As of December 31, 2015, we had approximately $40.7 million in purchased loan participations, or approximately 3.2% of our total loan portfolio.  When we purchase loan participations, we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards.  However, we are not as familiar with the borrower and may rely on information provided to us by the selling bank and typically must rely on the selling bank’s administration of the loan relationship.  We therefore have less control over, and may incur more risk with respect to, loan participations that we purchase from selling banks as compared to loans that we originate.

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
Our loan portfolio includes a substantial percentage of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans.  Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value.  Our commercial and industrial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, equipment, or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At December 31, 2015, commercial and industrial loans totaled approximately 35.9% of our total loan portfolio.  Adverse changes in local economic conditions impacting our business borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have a high concentration of loans secured by real estate, and an adverse change in the real estate market could have a material effect on our financial condition and results of operations.
A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2015, approximately 55.0% of our loans had real estate as a primary or secondary component of collateral.  The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate in our primary markets could significantly impair the value of real estate collateral and the ability to sell real estate collateral upon foreclosure. Furthermore, it is likely that we would be required to increase the provision for loan losses.  A related risk in connection with loans secured by real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as collateral.  If we were required to liquidate real estate collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, it could have a material adverse effect on our financial condition and results of operations.

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
As prescribed by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” we undertake an annual review of the goodwill asset balance reflected in our financial statements.  We conduct an annual review in the fourth quarter of each year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment.  After our most recent annual review in the fourth quarter of 2015, we concluded there was no goodwill impairment as of such date.  As of December 31, 2015, we had $42.2 million in goodwill.  Future goodwill impairment tests may result in future non-cash charges, which could adversely affect our earnings for any such future period.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.
At December 31, 2015, $318.2 million of our securities (at fair value) were classified as available-for-sale.  At such date, the aggregate net unrealized gain on our available-for-sale securities was $784,000.  We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

We monitor the fair value of our entire securities portfolio as part of our ongoing other than temporary impairment (“OTTI”) evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.  In addition, as a condition to membership in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), we are required to purchase and hold a certain amount of FHLB-Dallas stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB-Dallas.  At December 31, 2015, we had stock in the FHLB-Dallas totaling approximately $3.4 million. The FHLB-Dallas stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2015, we did not recognize an impairment charge related to our FHLB-Dallas stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB-Dallas may not require us to recognize an impairment charge with respect to such holdings.

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
Our profitability is dependent to a large extent on net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.  For example, as loans in our portfolio have matured, they have been replaced by loans with lower yields across all loan categories versus year ago levels.   We expect this trend to continue during 2016.  Furthermore, some of our variable interest rate loans have minimum fixed interest rates (“floors”) that are currently above the contractual variable interest rate.  If interest rates rise, the interest income from our variable interest rate loans with floors may not increase as quickly as interest expense on our liabilities, which would negatively impact our net interest income.

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
Our stock incentive plan provides for the granting of stock incentives to directors, officers, and employees.  As of December 31, 2015, there were 339,376 shares issued under options and 11,250 shares in restricted stock granted under that plan.  Likewise, approximately 438,602 shares, including shares issuable under currently outstanding options, may be issued in the future to directors, officers, and employees under our existing equity incentive plans.  In addition, in 2009, as part of our participation in the Treasury’s Capital Purchase Program (“CPP”), we also issued a stock purchase warrant that currently entitles the holder to purchase 104,384 shares of our common stock at an exercise price of $14.37 per share. It is probable that options and/or warrants will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option or warrant.  The incentive plan also provides that all issued options automatically and fully vest upon a change in control.  If the options are exercised, share ownership will be diluted.

Additionally, share ownership of our common stock will be diluted from shares issued upon conversion of the Series C Preferred Stock issued in the PSB acquisition. As of December 31, 2015, there were 91,200 shares of Series C Preferred Stock issued and outstanding.  Holders may convert the Series C Preferred Stock at any time into shares of the Company’s common stock at a conversion price of $18.00 per share, subject to customary antidilution adjustments.  In addition, on or after the fifth anniversary of the closing date, the Company will have the option to require conversion of the Series C Preferred Stock if the closing price of the Company’s common stock for 20 trading days within any period of 30 consecutive trading days, exceeds 130% of the conversion price.

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
At December 31, 2015, we had outstanding $22.2 million of trust preferred securities.  These securities are senior to shares of common stock.  As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our stockholders.  While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred stockholders during that time.

In addition, with respect to the $32.0 million in Series B Preferred Stock outstanding that was issued to the Treasury in the SBLF Transaction, we are required to pay cumulative dividends on the Series B Preferred Stock at an annual rate.  The dividend rate was set at 1.00% beginning in the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  Beginning February 25, 2016, the dividend rate increased to 9% per annum.  The $10.0 million in Series C Preferred Stock that was issued in connection with the PSB acquisition, calls for the non-cumulative payment of dividends at an annual rate of 4.0%. Dividends paid on our Series B Preferred Stock or Series C Preferred Stock will also reduce the net income available to our common stockholders and our earnings per common share.  We may not declare or pay dividends on our common stock or repurchase shares of our common stock without first having paid all accrued preferred dividends that are due.

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
Our directors and executive officers beneficially own approximately 2.3 million shares, or 20.5%, of our outstanding common stock as of December 31, 2015.  As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on our business as stockholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our stockholders should be aware that our directors and executive officers may have interests that are different from, or in addition to, the interests of our stockholders generally.

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

Additionally, in our Texas market area we have two full service branches located in each of the following Texas cities: Beaumont and Houston.  Our additional full service branches in the Texas market area are located in Vidor, Conroe, Magnolia, College Station, Dallas, Fort Worth, Mesquite, Rockwall, Greenville, White Rock, Tyler and Texarkana.  Of these offices, eleven are owned and five are leased.

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

Item 4 – Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages as of December 31, 2015, and positions of our current executive officers are listed below along with their business experience during the past five years.

C. R. Cloutier, 68 – President, Chief Executive Officer and Director of the Company and Chief Executive Officer and Director of the Bank since 1984.

Troy Cloutier, 42 – Senior Executive Vice President and Chief Banking Officer of the Company since February 2011. In June 2015, Mr. Cloutier was promoted to President of the Bank.  He is also serving as Chief Banking Officer of the Bank, a title he has held since February 2011. Prior to his appointment as Chief Banking Officer, Mr. Cloutier had been with MidSouth Bank for 18 years and previously served as Senior Vice President and Regional President for the South and East Louisiana Regions in addition to managing due diligence for the Bank’s mergers and acquisitions team.  Troy Cloutier is the son of C. R. Cloutier.

James R. McLemore, 56 – Senior Executive Vice President and Chief Financial Officer of the Company and the Bank since July 2009.

Jeffery L. Blum, 47 – Senior Executive Vice President and Chief Credit Officer of the Company and the Bank since August 2014.  Prior to joining the Company and the Bank, Mr. Blum worked for Whitney Bank since 1993, having most recently served as Morgan City area president.

All executive officers are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual stockholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of February 29, 2016, there were 917 common stockholders of record.  The Company’s common stock trades on the NYSE under the symbol “MSL.”  Prior to September 23, 2013, our common stock traded on the NYSE MKT under the symbol “MSL.”  The high and low sales price for the past eight quarters has been provided in the Selected Quarterly Financial Data tables that are included with this filing under Item 8 and is incorporated herein by reference.

Cash dividends totaling $4.1 million were declared to common stockholders during 2015.  The regular quarterly dividend of $0.09 per share was paid for all four quarters of 2015, for a total of $0.36 per share for the year.  Cash dividends totaling $4.0 million were declared to common stockholders during 2014. A quarterly dividend of $0.08 per share was paid for the first quarter of 2014 and was increased to $0.09 per share for the second, third and fourth quarters for a total of $0.35 per share for 2014.

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

The following graph compares the cumulative total return on our common stock over a period beginning December 31, 2010 with (1) the cumulative total return on the stocks included in the Russell 3000 and (2) the cumulative total return on the stocks included in the SNL  Securities, LC (“SNL”) $1B - $5B Bank Index.  The comparison assumes an investment in our common stock on the indices of $100 at December 31, 2010 and assumes that all dividends were reinvested during the applicable period.

MidSouth Bancorp, Inc.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
MidSouth Bancorp, Inc.	100.00	86.50	110.88	123.52	122.24	65.86
Russell 3000	100.00	101.03	117.61	157.07	176.79	177.64
SNL Bank $1B-$5B	100.00	91.20	112.45	163.52	170.98	191.39

The stock price information shown above is based on historical data and should not be considered indicative of future price performance.

Item 6 – Five Year Summary of Selected Financial Data

	At and For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Interest income	$81,897	$83,487	$83,203	$61,022	$51,007
Interest expense	(5,581)	(5,807)	(6,539)	(5,840)	(5,802)
Net interest income	76,316	77,680	76,664	55,182	45,205
Provision for loan losses	(13,900)	(5,625)	(3,050)	(2,050)	(3,925)
Noninterest income	20,321	24,422	19,319	14,944	13,061
Noninterest expenses	(67,137)	(70,009)	(72,606)	(54,655)	(49,304)
Earnings before income taxes	15,600	26,468	20,327	13,421	5,037
Income tax expense	(4,583)	(7,358)	(6,151)	(3,779)	(564)
Net earnings	$11,017	$19,110	$14,176	$9,642	$4,473
Preferred dividend requirement	(687)	(698)	(1,332)	(1,547)	(1,802)
Net earnings available to common stockholders	$10,330	$18,412	$12,844	$8,095	$2,671

Basic earnings per common share	$0.91	$1.63	$1.14	$0.77	$0.27
Diluted earnings per common share	$0.90	$1.58	$1.12	$0.77	$0.27
Dividends per common share	$0.36	$0.35	$0.31	$0.28	$0.28

Total loans	$1,263,645	$1,284,431	$1,137,554	$1,046,940	$746,305
Total assets	1,927,733	1,936,740	1,851,160	1,851,728	1,396,756
Total deposits	1,550,850	1,585,234	1,518,803	1,551,904	1,164,806
Long-term obligations	48,018	48,444	57,087	58,512	15,465

Selected ratios:
Loans to assets	65.55%	66.32%	61.45%	56.54%	53.43%
Loans to deposits	81.48%	81.02%	74.90%	67.46%	64.07%
Deposits to assets	80.45%	81.85%	82.05%	83.81%	83.39%
Return on average assets	0.53%	0.97%	0.69%	0.58%	0.24%
Return on average common equity	6.00%	11.43%	8.64%	6.05%	2.22%
Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to highlight changes in the financial condition of the Company and on its results of operations during 2015, 2014 and 2013.   This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

Overview

We are a financial holding company, headquartered in Lafayette, Louisiana, that through our community banking subsidiary, MidSouth Bank, N.A., operates 58 offices in Louisiana and Texas.  We had approximately $1.9 billion in consolidated assets as of December 31, 2015.  We derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Approximately 75.9% of our total deposits are interest-bearing.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  The resulting ratio of that difference as a percentage of our average earning assets represents our net interest margin.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.  In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

Our financial results over the past several years have been impacted by disruptions in the national economy and the resulting financial uncertainty that affected the banking industry.  The recent sharp decline in oil prices added additional pressure on the financial performance of the Company during 2015. We are closely monitoring our oil and gas loan portfolio, and we will also continue to apply conservative underwriting practices that have served us well over our thirty year history.  We began as an energy leader during the oil downturn of the 80's, and we have a strong thirty year track record of lending to this industry. We have seen many ups and downs in the oil and gas industry over the years and continue to communicate with our customers who provide valuable insight on the present energy cycle. If oil prices remain at these low levels for an extended period, we could experience weaker oil and gas related loan demand and increased losses within the oil and gas loan portfolio.

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

Another of our critical accounting policies relates to the valuation of goodwill, intangible assets and other purchase accounting adjustments.  We account for acquisitions in accordance with ASC Topic No. 805, which requires the use of the purchase method of accounting.  Under this method, we are required to record assets acquired and liabilities assumed at their fair value, including intangible assets.  Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions.  Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective.  Resulting goodwill from an acquisition under the purchase method of accounting represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.  In evaluating the goodwill on our consolidated balance sheet for impairment at December 31, 2015, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  After making the assessment based on several factors, which included but was not limited to the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we determined it is more likely than not that the fair value of our acquired assets is greater than the carrying amount and, accordingly, no impairment of goodwill was recorded for the year ended December 31, 2015.

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

Results of Operations

Net income available to common stockholders for the year ended December 31, 2015 totaled $10.3 million compared to $18.4 million for the year ended December 31, 2014, or a decrease of $8.1 million.  Diluted earnings per share were $0.90 for the year ended December 31, 2015, compared to $1.58 for 2014.  The decrease resulted primarily from an $8.3 million increase in the provision for loan losses. 2014 net earnings included $3.0 million of executive officer life insurance proceeds, $1.1 million in gain on sale of ORE (included in noninterest expenses), $128,000 in gain on sales of securities, $516,000 of efficiency consultant expenses, $189,000 of expenses related to the death of an executive officer, $394,000 in losses on disposal of fixed assets and a $258,000 loss on redemption of Trust Preferred Securities. 2015 net earnings included $1.2 million in gain on sales of securities and $160,000 of income from a death benefit on bank owned life insurance. Excluding these non-operating revenues and expenses, net earnings available to common shareholders decreased $6.3 million in year-over-year comparison. The $8.3 million increase in loan loss provision and a $2.5 million decrease in revenues were partially offset by a $1.4 million decrease in operating noninterest expenses and a $3.3 million decrease in income tax expense.

Total consolidated assets remained constant at $1.9 billion for the years ended December 31, 2015 and December 31, 2014.  Deposits totaled $1.6 billion at December 31, 2015 and December 31, 2014.  Our stable core deposit base, which excludes time deposits, grew $47.3 million and accounted for 89.1% of deposits at December 31, 2015 compared to 84.1% of deposits at year end 2014.  Time deposits decreased $81.7 million for the year ended December 31, 2015.  Net loans totaled $1.2 billion at December 31, 2015, compared to $1.3 billion at December 31, 2014.  Net loans declined $28.6 million, or 2.2%, for the year ended December 31, 2015.

Our Tier 1 leverage capital ratio increased to 10.10% at December 31, 2015 compared to 9.52% at December 31, 2014.  Tier 1 risk-weighted capital and total risk-weighted capital ratios were 13.25% and 14.50% at December 31, 2015, compared to 12.90% and 13.73% at December 31, 2014, respectively.  The Tier 1 common equity ratio at December 31, 2015 was 8.91%, compared to 8.36% at December 31, 2014.  Return on average common equity was 6.00% for 2015 compared to 11.43% for 2014.  Return on average assets was 0.53% compared to 0.97% for the same periods, respectively.

Nonperforming assets totaled $54.4 million at December 31, 2015, an increase of $39.3 million over the $15.1 million reported for year-end 2014.  The increase resulted from a $39.3 million increase in nonperforming loans.  Nonaccrual loans totaled $50.1 million at December 31, 2015, compared to $10.7 million at December 31, 2014.  Loans past due 90 days or more and still accruing interest totaled $147,000 at December 31, 2015, compared to $187,000 at December 31, 2014.  Total nonperforming assets to total assets were 2.82% at December 31, 2015, compared to 0.78% at December 31, 2014.  Loans classified as troubled debt restructurings (“TDRs”) totaled $21.0 million at December 31, 2015, compared to $410,000 at December 31, 2014. These totals included $20.9 million and $234,000, respectively, of loans reported in nonaccrual loans.

Allowance coverage for nonperforming loans was 37.87% at December 31, 2015, compared to 103.10% at December 31, 2014.  Year-to-date net charge-offs were 0.47% of average total loans as of December 31, 2015 compared to 0.26% as of December 31, 2014.  The ALL/total loans ratio increased to 1.50% for the year ended December 31, 2015, compared to 0.87% at December 31, 2014.

Table 1 Summary of Return on Equity and Assets
	2015	2014	2013
Return on average assets	0.53%	0.97%	0.69%
Return on average common equity	6.00%	11.43%	8.64%
Dividend payout ratio on common stock	40.00%	22.15%	27.68%
Average equity to average assets	10.91%	10.71%	10.27%

NOTE: 2015 return on average assets and return on average common equity were impacted by a $1.2 million net gain on sale of securities and $160,000 in income from a death benefit on bank owned life insurance.  Excluding these non-operating items, return on average assets for the year ended December 31, 2015 was 0.48% and return on average common equity for the year ended December 31, 2015 was 5.44%. 2014 return on average assets and return on average common equity were impacted by $3.0 million of executive life insurance proceeds, a $1.1 million gain on sale of ORE, a $394,000 in losses on disposal of fixed assets, a $258,000 loss on redemption of Trust Preferred Securities, $516,000 in efficiency consultant expenses, and $189,000 of expenses related to the loss of an executive officer.  Excluding these non-operating items, return on average assets for the year ended December 31, 2014 was 0.83% and return on average common equity for the year ended December 31, 2014 was 9.70%.

Earnings Analysis

Net Interest Income
Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.34%, 4.63%, and 4.71% for the years ended December 31, 2015, 2014, and 2013, respectively.  Tables 2 and 3 analyze the changes in net interest income for the years ended December 31, 2015, 2014, and 2013.

Table 2 Consolidated Average Balances, Interest, and Rates (in thousands)
	Year Ended December 31,
	2015			2014			2013
	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate
Assets
Investment securities[1]
Taxable	$340,428	$7,559	2.22%	$366,786	$8,100	2.21%	$422,264	$8,609	2.04%
Tax exempt[2]	74,836	3,342	4.47%	87,449	4,028	4.61%	102,873	4,932	4.79%
Total investment securities	415,264	10,901	2.63%	454,235	12,128	2.67%	525,137	13,541	2.58%
Federal funds sold	3,578	8	0.22%	3,032	6	0.20%	3,563	7	0.19%
Time and interest bearing deposits in other banks	62,659	164	0.26%	27,649	70	0.25%	29,422	79	0.26%
Other investments	10,471	345	3.29%	11,590	347	2.99%	10,403	308	2.96%
Loans
Commercial and real estate	1,185,788	64,470	5.44%	1,111,702	65,498	5.89%	1,008,940	64,748	6.42%
Installment	106,064	7,163	6.75%	100,960	6,829	6.76%	88,648	6,268	7.07%
Total loans[3]	1,291,852	71,633	5.54%	1,212,662	72,327	5.96%	1,097,588	71,016	6.47%
Total earning assets	1,783,824	83,051	4.66%	1,709,168	84,878	4.97%	1,666,113	84,951	5.10%
Allowance for loan losses	(15,127)			(8,850)			(7,928)
Nonearning assets	188,520			191,761			197,980
Total assets	$1,957,217			$1,892,079			$1,856,165

Liabilities and stockholders’ equity
NOW, money market, and savings	$943,615	$2,214	0.23%	$921,631	$2,147	0.23%	$874,890	$2,362	0.27%
Time deposits	226,188	1,373	0.61%	228,856	1,368	0.60%	260,650	1,599	0.61%
Total interest-bearing deposits	1,169,803	3,587	0.31%	1,150,487	3,515	0.31%	1,135,540	3,961	0.35%
Securities sold under agreements to repurchase	84,622	961	1.14%	62,844	795	1.27%	56,233	772	1.37%
Federal funds purchased	1	—	—%	228	2	0.87%	643	4	0.61%
Short-term FHLB advances	27,959	56	0.20%	26,946	43	0.16%	12,608	20	0.16%
Other borrowings	—	—	—	—	—	—%	616	18	3.05%
Notes payable	26,059	364	1.38%	26,936	378	1.38%	28,448	418	1.46%
Junior subordinated debentures	22,167	613	2.73%	26,774	1,074	3.96%	29,384	1,346	4.52%
Total interest-bearing liabilities	1,330,611	5,581	0.42%	1,294,215	5,807	0.45%	1,263,472	6,539	0.52%
Demand deposits	405,571			386,664			393,831
Other liabilities	7,576			8,569			8,238
Stockholders’ equity	213,459			202,631			190,624
Total liabilities and stockholders’ equity	$1,957,217			$1,892,079			$1,856,165
Net interest income and net interest spread		$77,470	4.24%		$79,071	4.52%		$78,412	4.58%
Net yield on interest-earning assets			4.34%			4.63%			4.71%

1 Securities classified as available-for-sale are included in average balances and interest income figures and reflect interest earned on such securities.
2 Interest income of $1,154,000 for 2015, $1,391,000 for 2014, and $1,748,000 for 2013 is added to interest earned on tax-exempt obligations to reflect tax-equivalent yields using a tax rate of 35%.
3 Interest income includes loan fees of $5,170,000 for 2015, $5,888,000 for 2014, and $5,508,000 for 2013.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.
4 Net interest income includes accretion income of $2,342,000 for 2015, $3,647,000 for 2014, and $6,975,000 for 2013.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	2015 Compared to 2014			2014 Compared to 2013
	Total Increase	Change Attributable to		Total Increase	Change Attributable to
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment securities
Taxable	$(541)	$(585)	$44	$(509)	$(1,188)	$679
Tax-exempt	(686)	(566)	(120)	(904)	(716)	(188)
Federal funds sold	2	2	—	(1)	(1)	—
Time and interest-bearing deposits in other banks	94	93	1	(9)	(4)	(5)
Other investments	(2)	(35)	33	39	36	3
Loans, including fees	(694)	4,564	(5,258)	1,311	7,114	(5,803)
Total	(1,827)	3,473	(5,300)	(73)	5,241	(5,314)
Interest paid on:
Interest-bearing deposits	72	59	13	(446)	51	(497)
Securities sold under agreements to repurchase	166	253	(87)	23	87	(64)
Federal funds purchased	(2)	(2)	—	(2)	(4)	2
Short-term FHLB advances	13	2	11	23	23	—
Other borrowings	—	—	—	(18)	(18)	—
Notes payable	(14)	(9)	(5)	(40)	(20)	(20)
Junior subordinated debentures	(461)	(159)	(302)	(272)	(107)	(165)
Total	(226)	144	(370)	(732)	12	(744)
Taxable-equivalent net interest income	$(1,601)	$3,329	$(4,930)	$659	$5,229	$(4,570)

NOTE:  Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

In year-to-date comparison, FTE net interest income decreased $1.6 million primarily due to a $1.2 million decrease in interest earned on investment securities. The average volume of investment securities decreased $39.0 million in year-over-year comparison. Interest income on loans decreased $694,000 in year-to-date comparison primarily due to a $1.2 million reduction in purchase accounting adjustments on acquired loans. The average volume of loans increased $79.2 million in year-over-year comparison, and the average yield on loans decreased 42 basis points, from 5.96% to 5.54%. The average yield on total earning assets decreased in year-over-year comparison, from 4.97% at December 31, 2014 to 4.66% at December 31, 2015. The purchase accounting adjustments added 28 basis points to the average yield on loans for the year ended December 31, 2014 and 16 basis points for the year ended December 31, 2015. Excluding purchase accounting adjustments, the average yield on earning assets decreased 23 basis points, from 4.77% at December 31, 2014 to 4.54% at December 31, 2015. Interest expense decreased $226,000 in year-over-year comparison primarily due to the redemption of trust preferred securities in the third quarter of 2014. The average rate paid on interest-bearing liabilities decreased 3 basis points in year-over-year comparison, from 0.45% at December 31, 2014 to 0.42% at December 31, 2015. Excluding purchase accounting adjustments, the average rate paid on interest-bearing liabilities decreased 5 basis points, from 0.50% at December 31, 2014 to 0.45% at December 31, 2015. The FTE net interest margin decreased 29 basis points, from 4.63% for the year ended December 31, 2014 to 4.34% for the year ended December 31, 2015. Excluding purchase accounting adjustments, the FTE net interest margin decreased 19 basis points, from 4.39% to 4.20% for the years ended December 31, 2014 and 2015, respectively, primarily due to a decline in the average rate earned on loans.

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

Noninterest Income
Noninterest income totaled $20.3 million at December 31, 2015, compared to $23.0 million at December 31, 2014 and $18.8 million at December 31, 2013.  Service charges and fees on deposit accounts represent the primary source of noninterest income for us.  Income from service charges and fees on deposit accounts, including insufficient funds fees (“NSF” fees), decreased $1.1 million in 2015 compared to a $555,000 increase in 2014.  The decrease in 2015 was primarily due to a lower volume of NSF items processed.  Income on ATM and debit card transactions increased $141,000 in 2015 and $809,000 in 2014 as the result of an increase in electronic transactions processed.  Noninterest income for the year ended December 31, 2015 included $1.2 million in gain on sales of securities and $160,000 of income from a death benefit on bank owned life insurance. Noninterest income for the year ended December 31, 2014 included executive officer life insurance proceeds of $3.0 million and $128,000 in gain on sales of securities.  Noninterest income for the year ended December 31, 2013 included $234,000 in gain on sales of securities. Excluding these non-operating income items, other noninterest income increased $89,000 in 2015 and decreased $120,000 in 2014.  The $89,000 increase in 2015 primarily consisted of a $208,000 increase in mortgage program fee income, which was partially offset by a $121,000 decrease in third party investment advisory income.  The $120,000 decrease in 2014 primarily consisted of a decrease of $162,000 in third party investment advisory income.

Noninterest Expense
Total noninterest expense decreased 2.1%, or $1.4 million, from 2014 to 2015 and decreased 4.9%, or $3.6 million, from 2013 to 2014.  Non-operating expenses in 2014 consisted of $394,000 in losses on disposal of fixed assets, a $258,000 loss on redemption of Trust Preferred Securities, $516,000 in efficiency consultant expenses, $189,000 of expenses related to the death of an executive officer and a $1.1 million gain on sale of ORE.  Non-operating expenses in 2013 consisted of $214,000 of net merger and conversion related expenses associated with the PSB acquisition.  Excluding these non-operating expenses, total noninterest expense decreased $1.1 million from 2014 to 2015 and decreased $3.6 million from 2013 to 2014.  The decrease in 2015 and 2014 resulted from efficiency efforts begun in the fourth quarter of 2013.

Excluding non-operating expenses, salaries and employee benefits decreased $1.7 million, or 5.0%, in 2015 and decreased $474,000, or 1.4%, in 2014.  Through attrition and efficiency efforts, we reduced the number of employees on a full-time equivalent basis by 55 during 2014, from 604 at year end 2013 to 549 at year end 2014, and by 13 during 2015, to 536 at year end 2015.  The reduction in workforce contributed to a $636,000 decrease in group health costs in 2015. Also contributing to the decrease in salaries and employee benefits costs during 2015 was a $553,000 reduction in incentives related to the Annual Incentive Compensation Plan ("AICP"). Since the Company did not achieve its 2015 goals as set forth in the AICP, no benefits were paid out under the plan for 2015. In 2014, an $882,000 decrease in salaries costs was partially offset by a $598,000 increase in group health costs.

Excluding non-operating expenses, occupancy expenses decreased $12,000 in 2015 and decreased $38,000 in 2014.  Premises and equipment additions and leasehold improvements totaled approximately $5.4 million, $5.6 million and $14.3 million for the years 2015, 2014, and 2013, respectively.

ATM and debit card processing fees increased $62,000 in 2015 and increased $510,000 in 2014 primarily due to an increased volume of electronic transactions processed.  Additionally, losses on electronic transactions decreased $23,000 in 2015 and increased $102,000 in 2014.

Excluding non-operating expenses and the fluctuations discussed above, other noninterest expense increased $492,000 in 2015 and included increases of $463,000 in FDIC premiums and $274,000 in legal and professional fees. The increased expenses were partially offset by a $236,000 decrease in credit reporting expense and a $191,000 decrease in the cost of printing and supplies.

Excluding non-operating expenses and the fluctuations discussed above, other noninterest expense decreased $3.6 million in 2014 and included decreases of $666,000 in marketing costs, $440,000 in legal and professional fees, $316,000 in printing and supplies,

$388,000 in expenses on ORE and $397,000 in courier expense.  Several other noninterest expense categories decreased as a result of efficiency efforts.

Income Taxes
Income tax expense decreased $2.8 million in 2015 and increased $1.2 million in 2014 and approximated 29%, 28%, and 30% of income before taxes in 2015, 2014 and 2013, respectively.  The impact of nontaxable municipal interest income and other tax considerations resulted in lower effective tax rates for each of the three years presented in the Consolidated Statement of Earnings included in Item 8 of this filing.  For the year ended December 31, 2014, executive officer life insurance proceeds of $3.0 million further lowered the effective tax rate.  The notes to the consolidated financial statements provide additional information regarding income tax considerations.

Balance Sheet Analysis

Investment Securities
Total investment securities increased $16.8 million in 2015, from $418.2 million in 2014 to $435.0 million at December 31, 2015.  The increase resulted primarily from $156.4 million in purchases, which were offset by $94.2 million in maturities and calls of securities and $40.3 million in sales of securities.  Average duration of the portfolio was approximately 3.8 years as of December 31, 2015 and the average taxable-equivalent yield was 2.63%.  For the year ended December 31, 2014, average duration of the portfolio was 3.2 years and the average taxable-equivalent yield was 2.67%.  Unrealized net gains before tax effect in the securities available-for-sale portfolio were $784,000 at December 31, 2015, compared to unrealized net losses before tax effect of $4.4 million at December 31, 2014.  These amounts resulted from interest rate fluctuations.

At December 31, 2015, approximately $284.6 million, or 89.4%, of the securities available-for-sale portfolio represented mortgage-backed securities and CMOs.  All of the mortgage-backed securities and CMOs are government agency sponsored with the exception of two privately issued CMOs with a current market value of $27,000.  Risk due to changes in interest rates on mortgage-backed pools is monitored by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security.  CMOs totaled $197.5 million and represented pools that each had a book value of less than 10% of stockholders' equity at December 31, 2015.  The mutual fund in the securities available-for-sale portfolio is a CRA Qualified Investment Fund.  The CRA Fund is a market-rate bond fund that invests in high credit quality fixed income securities whose proceeds are designed to positively impact communities throughout the United States. The fair value of the security at December 31, 2015 totaled $2.1 million.  An additional 9.9% of the available-for-sale portfolio consisted of municipal securities.  At December 31, 2015, approximately $73.1 million, or 62.6%, of the held-to-maturity portfolio represented mortgage-backed securities and CMOs.  The remainder of the held-to-maturity portfolio, approximately $43.7 million, consisted of municipal securities.

Additional information on our investment securities portfolio is provided in Note 3 of the notes to consolidated financial statements.

Table 4 Carrying Value of Investment Securities December 31, (in thousands)
	2015	2014	2013	2012	2011
Available-for-sale securities
U. S. Government sponsored enterprises	$—	$10,227	$11,265	$13,424	$94,999
Obligations of state and political subdivisions	31,493	44,605	59,978	87,421	96,149
GSE mortgage-backed securities	87,038	109,103	145,965	178,819	109,487
Collateralized mortgage obligations: residential	192,088	60,839	70,887	101,986	41,468
Collateralized mortgage obligations: commercial	5,448	24,545	27,346	29,761	25,138
Other asset-backed securities	—	24,343	25,489	12,742	—
Collateralized debt obligation	—	1,218	735	464	—
Mutual funds	2,092	2,104	—	—	—
Total available-for-sale securities	$318,159	$276,984	$341,665	$424,617	$367,241
Held-to-maturity securities
Obligations of state and political subdivisions	$43,737	$45,914	$47,377	$42,900	$340
GSE mortgage-backed securities	55,696	67,268	78,272	89,383	82,497
Collateralized mortgage obligations: residential	10,803	12,709	14,189	5,009	—
Collateralized mortgage obligations: commercial	6,556	15,310	15,685	16,232	17,635
Total held-to-maturity securities	$116,792	$141,201	$155,523	$153,524	$100,472
Total investment securities	$434,951	$418,185	$497,188	$578,141	$467,713

Table 5 Investment Securities Portfolio Maturities and Average Taxable-Equivalent Yields For the Year Ended December 31, 2015 (dollars in thousands)
	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Securities available-for-sale:
Obligations of state and political subdivisions[1]	$5,702	5.57%	$20,002	5.85%	$4,118	5.18%	$1,671	3.64%	$31,493
GSE mortgage-backs and CMOs: residential	468	3.75%	226,551	2.72%	52,107	2.55%	—	—%	279,126
GSE mortgage-backs and CMOs: commercial	—	—	5,448	2.04%	—	—	—	—	5,448
Mutual funds	2,092	1.10%	—	—	—		—	—	2,092
Total fair value	$8,262		$252,001		$56,225		$1,671		$318,159

	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Years		After 10 Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Obligations of state and political subdivisions[1]	$472	2.49%	$3,406	2.95%	$10,575	3.01%	$29,284	3.36%	$43,737
GSE mortgage-backs and CMOs: residential	—	—	66,499	2.43%	—	—	—	—	66,499
GSE mortgage-backs and CMOs: commercial	—	—	6,556	2.22%	—	—	—	—	6,556
Total cost	$472		$76,461		$10,575		$29,284		$116,792
 1 Tax exempt yields are expressed on a fully taxable equivalent basis.

Loan Portfolio
The loan portfolio decreased $20.8 million, or 1.6%, during 2015 primarily as a result of decreased demand for new loans from energy borrowers.  Of the $20.8 million, $13.1 million and $8.3 million were in the commercial, financial, and agricultural (“C&I”) and consumer portfolios, respectively.

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

The loan portfolio at December 31, 2015 consisted of approximately 40.0% in fixed rate loans, with the majority maturing within five years.  Approximately 60.0% of the portfolio earns a variable rate of interest, the greater majority of which adjusts simultaneous with changes in the Prime rate and a smaller portion that adjusts on a scheduled repricing date.  The mix of variable and fixed rate loans provides some protection from changes in market rates of interest.  Additionally, we have established rate floors, primarily for our commercial loans, that provided some protection to our net interest margin during the current sustained low interest rate environment.

Table 6 Composition of Loans December 31, (in thousands)
	2015	2014	2013	2012	2011
Commercial, financial, and agricultural	$454,028	$467,147	$403,976	$315,655	$223,283
Real estate – construction	74,952	68,577	82,691	75,334	52,712
Real estate – commercial	471,141	467,172	397,135	414,384	280,798
Real estate – residential	149,064	154,602	146,841	142,858	113,582
Installment loans to individuals	111,009	119,328	97,459	90,561	69,980
Lease financing receivable	1,968	4,857	5,542	5,769	4,276
Other	1,483	2,748	3,910	2,379	1,674
Total loans	$1,263,645	$1,284,431	$1,137,554	$1,046,940	$746,305

Table 7 Loan Maturities and Sensitivity to Interest Rates For the Year Ended December 31, 2015 (in thousands)
	Fixed and Variable Rate Loans at Stated Maturities				Amounts Over One Year With
	1 Year or Less	1 Year – 5 Years	Over 5 years	Total	Predetermined Rates	Floating Rates	Total
Commercial, financial, and agricultural	$176,812	$170,774	$106,442	$454,028	$145,989	$131,227	$277,216
Real estate – construction	35,574	18,542	20,836	74,952	16,755	22,623	39,378
Real estate – commercial	66,581	93,256	311,304	471,141	77,987	326,573	404,560
Real estate – residential	10,984	31,876	106,204	149,064	76,202	61,878	138,080
Installment loans to individuals	28,603	72,621	9,785	111,009	69,594	12,812	82,406
Lease financing receivable	49	1,919	—	1,968	1,919	—	1,919
Other	1,385	2	96	1,483	—	98	98
Total	$319,988	$388,990	$554,667	$1,263,645	$388,446	$555,211	$943,657

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

Our loan review process also includes monitoring and reporting of loan concentrations whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At December 31, 2015, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $264.7 million, or 20.9% of total loans in the energy loan portfolio.  The average loan size is approximately $453,000 and the average loan size per relationship is roughly $617,000.  Of the $264.7 million to borrowers in the oil and gas industry, $27.4 million or 10.4% were on nonaccrual status at December 31, 2015. We are closely monitoring the effects of the sharp decline in oil prices on our energy related loan portfolio.  MidSouth Bank began as an energy lender during the oil downturn of the 80’s and we have a strong thirty year track record of lending to this industry.  We continue to communicate with our customers who provide valuable insight on the present energy cycle.  In light of the downturn in oil prices, we expensed provisions in the fourth quarter of 2014 and first quarter of 2015 to establish a special reserve for potential future energy loan losses that have not yet been identified.  We felt it was a prudent risk management strategy to establish a reserve of $1.2 million, or approximately 45 basis points of energy-related loans. Energy-related charge-offs during 2015 totaled $1.6 million and primarily consisted of one charge-off totaling $1.0 million. The $1.6 million of energy-related loans were charged off against specific reserves and did not reduce the special reserve of $1.2 million for potential future energy loan losses.

We also monitor our exposure to loans secured by commercial real estate.  At December 31, 2015, loans secured by commercial real estate (including commercial construction and multifamily loans) totaled approximately $528.0 million. Of the $528.0 million, $471.1 million represent CRE loans, 54% of which are secured by owner-occupied commercial properties.  A total of $19.9 million, or 3.8%, in loans secured by commercial real estate was on nonaccrual status at December 31, 2015.

Nonperforming Assets
Table 8 contains information about nonperforming assets, including loans past due 90 days or greater (“90 days or >”) and still accruing.

Table 8 Asset Quality Information December 31, (dollars in thousands)
	2015	2014	2013	2012	2011
Loans on nonaccrual	$50,051	$10,701	$5,099	$8,276	$6,229
Loans past due 90 days or > and still accruing	147	187	178	1,986	231
Total nonperforming loans	50,198	10,888	5,277	10,262	6,460
Other real estate owned	4,187	4,234	6,687	7,496	7,369
Other assets repossessed	38	—	20	151	326
Total nonperforming assets	$54,423	$15,122	$11,984	$17,909	$14,155
Troubled debt restructurings, accruing (1)	$164	$176	$179	$3,905	$456
Nonperforming loans to total loans + ORE + other foreclosed assets	4.29%	1.17%	1.05%	1.70%	1.88%
Nonperforming assets to total assets	2.82%	0.78%	0.65%	0.97%	1.01%
ALLL to nonperforming loans	37.87%	103.10%	166.36%	71.82%	112.63%
ALLL to total loans	1.50%	0.87%	0.77%	0.70%	0.97%
 (1)Does not include $20.9 million, $234,000, $233,000 and $232,000 of TDRs reported in nonaccrual loans at December 31, 2015, 2014, 2013 and 2012, respectively.

Nonperforming assets totaled $54.4 million at December 31, 2015, an increase of $39.3 million over the $15.1 million reported for year-end 2014.  The increase resulted from a $39.4 million increase in nonaccrual loans, which included the addition of a $10.1 million CRE loan unrelated to energy that was placed on nonaccrual status during the second quarter and five energy related credit relationships totaling $28.4 million that were placed on nonaccrual status during the third quarter.  The higher volume of nonperforming loans resulted in a decrease in the allowance coverage for nonperforming loans, from 103.10% at December 31, 2014 to 37.87% at December 31, 2015.  Classified assets, including ORE, increased $43.0 million or 128.0%, from $33.6 million at December 31, 2014 to $76.6 million at December 31, 2015. The increase in classified assets was primarily due to the downgrades of several energy-related credits during 2015. Year-to-date net charge-offs were 0.47% of average total loans as of December 31, 2015 compared to 0.26% as of December 31, 2014.  The ALL/total loans ratio improved by 63 basis points to 1.50% at December 31, 2015 compared to 0.87% at December 31, 2014 as a result of a $13.9 million provision for loan losses recorded during the year ended December 31, 2015.

Loans classified as TDRs totaled $21.0 million at December 31, 2015, compared to $410,000 at December 31, 2014. These totals included $20.9 million and $234,000, respectively, of loans reported in nonaccrual loans. Additional information regarding impaired loans and TDRs is included in the notes to the consolidated financial statements.

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

Allowance for Loan Losses
Provisions totaling $13.9 million, $5.6 million, and $3.1 million, for the years 2015, 2014, and 2013, respectively, were considered necessary to bring the allowance for loan losses to a level we believe sufficient to cover probable losses in the loan portfolio.  In light of the downturn in oil prices, we established a special reserve during fourth quarter of 2014 as well as the first quarter of 2015 for potential future energy loan losses that have not yet been identified.  We established a reserve of $1.2 million, or approximately 45 basis points of energy related loans.  Table 9 analyzes activity in the allowance for 2015, 2014, 2013, 2012, and 2011.

Table 9 Summary of Loan Loss Experience For the Year Ended December 31, (dollars in thousands)
	2015	2014	2013	2012	2011
Balance at beginning of year	$11,226	$8,779	$7,370	$7,276	$8,813
Charge-offs:
Commercial, financial, and agricultural	4,936	2,843	935	1,054	1,109
Real estate – construction	105	1	—	—	2,444
Real estate – commercial	183	93	18	550	1,246
Real estate – residential	87	273	129	126	283
Installment loans to individuals	1,263	706	824	526	671
Lease financing receivable	—	—	—	—	19
Other	—	—	—	—	—
Total charge-offs	6,574	3,916	1,906	2,256	5,772
Recoveries:
Commercial, financial, and agricultural	235	164	80	181	152
Real estate – construction	3	—	8	18	14
Real estate – commercial	26	407	29	1	1
Real estate – residential	12	47	39	2	4
Installment loans to individuals	183	120	109	98	138
Lease financing receivable	—	—	—	—	1
Other	—	—	—	—	—
Total recoveries	459	738	265	300	310
Net charge-offs	6,115	3,178	1,641	1,956	5,462
Additions to allowance charged to operating expenses	13,900	5,625	3,050	2,050	3,925
Balance at end of year	$19,011	$11,226	$8,779	$7,370	$7,276
Net charge-offs to average loans	0.47%	0.26%	0.15%	0.26%	0.87%
Year-end allowance to year-end loans	1.50%	0.87%	0.77%	0.70%	0.97%

Table 10 Allocation of Loan Loss by Category December 31, (dollars in thousands)
	2015		2014		2013		2012		2011
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and agricultural	$11,268	35.9	$5,729	36.4	$3,906	35.5	$1,535	30.1	$1,734	29.9
Real estate - construction	819	5.9	954	5.3	1,046	7.3	2,147	7.2	1,661	7.1
Real estate - commercial	4,614	37.3	2,402	36.4	1,389	34.9	2,166	39.6	2,215	37.6
Real estate - residential	816	11.8	810	12.0	1,141	12.9	936	13.6	936	15.2
Installment loans to individuals	1,468	8.8	1,311	9.3	1,273	8.6	543	8.7	710	9.4
Lease financing receivable	14	0.2	16	0.4	21	0.5	41	0.6	19	0.6
Other	12	0.1	4	0.2	3	0.3	2	0.2	1	0.2
	$19,011	100.0	$11,226	100.0	$8,779	100.0	$7,370	100.0	$7,276	100.0

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

Funding Sources

Deposits
As of December 31, 2015, total deposits decreased $34.4 million, or 2.2%, to $1.6 billion following an increase of $66.4 million in 2014. Noninterest-bearing deposits decreased $16.6 million to $374.3 million and represented 24.1% of total deposits at December 31, 2015, compared to 24.7% at December 31, 2014 and 25.2% at December 31, 2013.  Interest-bearing deposits in money market and savings accounts increased $58.2 million and NOW account deposits increased $5.7 million.  Time deposits, which are comprised mostly of certificates of deposits (“CDs”), decreased $81.7 million in 2015.  The increase in total deposits during 2014 resulted primarily from a $40.3 million increase in NOW accounts.  Core deposits, defined as all deposits other than time deposits, remained strong at 89.1% of total deposits in 2015 compared to 84.1% of total deposits at year-end 2014.  Core deposits totaled 84.2% of total deposits at year-end 2013.  To manage the net interest margin and core deposit balances, we typically offer low- to mid-market rates on CDs.  Additional information on deposits appears in the tables below and in the notes to the consolidated financial statements.

Table 11 Summary of Average Deposits (in thousands)
	2015		2014		2013
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
Noninterest-bearing demand deposits	$405,571	—	$386,664	—	$393,831	—
Interest-bearing deposits:
Savings, NOW, and money market	943,615	0.23%	921,631	0.23%	874,890	0.27%
Time deposits	226,188	0.61%	228,856	0.60%	260,650	0.61%
Total	$1,575,374	0.23%	$1,537,151	0.23%	$1,529,371	0.26%

Table 12 Maturity Schedule Time Deposits of $250,000 or More December 31, (in thousands)
	2015	2014	2013
3 months or less	$10,765	$11,795	$14,088
Over 3 months through 6 months	8,689	9,098	7,112
Over 6 months through 12 months	10,932	59,642	16,935
Over 12 months	7,059	4,534	9,551
Total	$37,445	$85,069	$47,686

Borrowed Funds
As of December 31, 2015, we had securities sold under repurchase agreements totaling $86.0 million and no federal funds purchased.  At December 31, 2014, we had $62.1 million in securities sold under repurchase agreements and no federal funds purchased.  Retail repurchase agreements, included in securities sold under agreements to repurchase, increased $23.9 million, from $49.6 million at December 31, 2014 to $73.5 million at December 31, 2015.  Also included in securities sold under agreements to repurchase is a $12.5 million reverse repurchase agreement we entered into with Citigroup Markets, Inc. (“CGMI”) in July of 2007 to meet liquidity demands.  Under the terms of the agreement, interest is payable at a fixed rate of 4.57% for the remainder of the term.  The repurchase date is scheduled for August 9, 2017; however, the agreement is subject to call by CGMI quarterly.

Long-term FHLB-Dallas advances totaled $25.9 million at December 31, 2015, a decrease of $426,000 from $26.3 million at December 31, 2014.  The long-term advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from January 2016 to January 2019.  The short-term FHLB-Dallas advance totaled $25.0 million at December 31, 2015 and December 31, 2014.  The rate on the advance at December 31, 2015 was 0.30%, and it matures in January 2016.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.

A description of the junior subordinated debentures outstanding as of December 31, 2015 is as follows:

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

Regulations adopted as a result of the Dodd-Frank Act have resulted in changes to the regulatory capital treatment of securities similar to our debentures.  However, because of the issue date of our debentures and our asset size, we are allowed to continue to include the debentures in our Tier 1 capital.

In 2015, 2014, and 2013, we did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or FRB discount window that exceeded 30% of our stockholders’ equity for such year.

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

At December 31, 2015, the Company and the Bank were in compliance with statutory minimum capital requirements.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 6.0%, common equity Tier 1 capital not less than 4.5% and a leverage ratio (Tier 1 capital to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of December 31, 2015, the Company’s leverage ratio was 10.10% as compared to 9.52%% at December 31, 2014.  Tier 1 capital to risk weighted assets was 13.25% and 12.90% for 2015 and 2014, respectively.  Total capital to risk weighted assets was 14.50% and 13.73%, respectively, for the same periods.  Common equity Tier 1 capital to risk weighted assets was 8.91% at December 31, 2015. For regulatory purposes, Tier 1 Capital includes $21.5 million of the junior subordinated debentures issued by the Company.  For financial reporting purposes, these funds are included as a liability under GAAP.  The Bank’s leverage ratio was 9.36% and 8.95% at December 31, 2015 and 2014, respectively.

The FDIC Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates.  The Bank was classified as “well capitalized” as of December 31, 2015.  No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading Balance Sheet Analysis - Securities, $784,000 in unrealized gains on securities available-for-sale, less a deferred tax liability of $274,000, was recorded as a reduction to stockholders’ equity as of December 31, 2015.  As of December 31, 2014, $4.4 million in unrealized losses on securities available-for-sale, less a deferred tax asset of $1.5 million, was recorded as a reduction to stockholders’ equity.  While the net unrealized gain or loss on securities available-for-sale is required to be reported as a separate component of stockholders' equity, it does not affect operating results or regulatory capital ratios.  The net unrealized gains and losses reported for December 31, 2015 and 2014, however, did affect the equity-to-assets ratio for financial reporting purposes.  The ratio of equity-to-assets was 11.06% at December 31, 2015 and 10.79% at December 31, 2014.

Asset/Liability Management and Interest Rate Sensitivity
Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest.  The primary objective of our asset and liability management process is to evaluate interest rate sensitivity inherent in our balance sheet components and establish guidelines to manage that risk within acceptable performance levels.  Management and our Board of Directors are responsible for determining the appropriate level of acceptable risk based on our strategic focus, regulatory requirements for capital and liquidity, and the market environment. Our Board of Directors established an Asset/Liability management committee (“ALCO”), comprised of certain executive and senior officers of the Bank, to measure and monitor interest rate risk within defined parameters.  During 2014, ALCO transitioned to an external model for asset and liability management from our core processor.  The model captures data directly from our operating system along with additional information regarding rates and prepayment characteristics to construct an analysis that presents differences in repricing, cash flows and the maturity characteristics of earning assets and interest-bearing liabilities for selected time periods.

This data, combined with additional assumptions including repricing rates and payment characteristics, were used to perform instantaneous parallel rate shift, gradual parallel rate shift, and alternate rate shift simulations.  Instantaneous parallel rate shifts are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount.  Gradual parallel rate shifts are called "Ramps" and reflect incremental rate increases over a 12 month period. Alternate rate shifts include floor rates that generally provide more realistic projections of changes in net interest income and market risk, although given the current low rate environment deposits costs are overstated in a down 100 basis point scenario as the model does not currently allow for negative interest rates. Results of the simulations were compared to a base case scenario that provided projected net interest income over the next 12 months with no change in the balance sheet.  The estimated percentage changes in projected net interest income due to changes in interest rates of alternate down 100 basis points, ramp up 100, parallel up 200, and up 300 basis points as determined through the simulations are detailed below.  At December 31, 2015, the interest rate risk model results were within policy guidelines and indicated that our balance sheet is slightly liability sensitive.  The results of the interest rate risk modeling are reviewed by ALCO and discussed quarterly at Funds Management committee meetings of our Board of Directors.

Net Interest Income at Risk in Year 1
Changes in Interest Rates	Estimated Increase / Decrease in NII at December 31, 2015
Shock Up 300 basis points	(2.27)%
Shock Up 200 basis points	(1.96)%
Ramp Up 100 basis points	(0.63)%
Alternate Down 100 basis points	(3.70)%

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $75.9 million in projected cash flows from securities repayments during 2016 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of December 31, 2015, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $25.9 million at December 31, 2015 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from January 2016 to January 2019.  A short-term FHLB-Dallas advance totaled $25.0 million at December 31, 2015.  The rate on the advance at December 31, 2015 was 0.30%, and it matures in January 2016.  At maturity, this advance was replaced with another $25.0 million advance that matures in March 2016. The Bank has the ability to post additional collateral of approximately $147.5 million if necessary to meet liquidity needs.  Additionally, $221.6 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $218.5 million at December 31, 2015.  Additional unsecured borrowing lines totaling $53.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity
In August 2011, the Company repaid $20.0 million in Series A Preferred Stock issued in 2009 to the Treasury under the CPP with funds from the Treasury’s SBLF program authorized by Congress under the Small Business Jobs Act of 2010.  As a result of the repurchase of the Series A Preferred Stock, all of the TARP limitations affecting the Company were removed.  In connection with the SBLF transaction, the Company issued $32.0 million in Series B Preferred Stock to the Treasury.  Net of $20.0 million used to repay the Series A Preferred Stock, the remaining $12.0 million was injected into the Bank as additional common equity capital.  The dividend rate was set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  As a result of qualified small business loan growth as of September 30, 2013, the dividend rate was set at 1.00% for the period from January 1, 2014 through February 25, 2016.  On February 25, 2016, the dividend rate increased to 9% per annum.

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series B and Series C Preferred Stock and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001.  In August 2014, we paid off the $7.2 million junior subordinated debenture.  In December 2012, we acquired $13.9 million in unsecured junior subordinated debentures from PSB Financial Corporation.  The terms of the junior subordinated debentures are described in the notes to the consolidated financial statements.  Dividends from the Bank totaling $9,000,000 provided additional liquidity for the Company to meet interest and dividend payments in 2015 and continued to build cash reserves for repayment of the Series B Preferred Stock in the future. The Series B Preferred Stock can be paid off in full or in $8 million increments with 30 days' notice to the Treasury.  Dividends totaling $15,500,000 were paid by the Bank to the Company in 2014.  As of January 1, 2016, the Bank had the ability to pay dividends to the Company of approximately $11.9 million without prior approval from the OCC.  At December 31, 2015, the parent company had approximately $14.8 million cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock, preferred stock and other securities to provide funds as needed for operations and future growth of the Company and the Bank.

Dividends
The primary source of cash dividends on the Company's common stock is dividends from the Bank. The Bank has the ability to declare dividends to the Company of up to $11.9 million as of December 31, 2015 without prior approval of the OCC.  However, the Bank’s ability to pay dividends would be prohibited if the result would cause the Bank’s regulatory capital to fall below minimum requirements.

Cash dividends totaling $4.1 million and $4.0 million were declared to common stockholders during 2015 and 2014, respectively.

Off Balance Sheet Arrangements and Other Contractual Obligations
In the normal course of business we use various financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.  We did not have an average balance in any category of short-term borrowings detailed below in 2015, 2014, or 2013 that exceeded 30% of our stockholders’ equity for such year.  Additional information regarding contractual obligations appears in the notes to the consolidated financial statements.  The following table presents significant contractual obligations as of December 31, 2015.

Table 14 Contractual Obligations December 31, 2015 (in thousands)
	Payment due by period
		1 year	> 1-3	> 3-5	More than
	Total	or less	years	years	5 years
Time deposits	$169,794	$127,255	$31,724	$10,813	$2
Short-term FHLB advances	25,000	25,000	—	—	—
Long-term debt obligations	48,018	427	15,403	10,021	22,167
Retail Repurchase Agreements	73,457	73,457	—	—	—
Reverse Repurchase Agreements	12,500	—	12,500	—	—
Operating lease obligations	15,627	1,910	3,278	3,248	7,191
Total	$344,396	$228,049	$62,905	$24,082	$29,360

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

Item 8 – Financial Statements and Supplementary Data

Consolidated Balance Sheets
December 31, 2015 and 2014
(dollars in thousands, except share data)
	2015	2014
Assets
Cash and due from banks, including required reserves of $8,522 and $10,019, respectively	$37,170	$45,142
Interest-bearing deposits in banks	48,331	39,031
Federal funds sold	3,700	2,699
Securities available-for-sale, at fair value (cost of $317,375 and $272,588 at December 31, 2015 and 2014, respectively)	318,159	276,984
Securities held-to-maturity (estimated fair value of $117,698 and $141,593 at December 31, 2015 and 2014, respectively)	116,792	141,201
Other investments	11,188	9,990
Loans	1,263,645	1,284,431
Allowance for loan losses	(19,011)	(11,226)
Loans, net	1,244,634	1,273,205
Bank premises and equipment, net	69,105	69,958
Accrued interest receivable	6,594	6,635
Goodwill	42,171	42,171
Intangibles	5,728	6,834
Cash surrender value of life insurance	13,622	13,659
Other real estate	4,187	4,234
Other assets	6,352	4,997
Total assets	$1,927,733	$1,936,740

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$374,261	$390,863
Interest-bearing	1,176,589	1,194,371
Total deposits	1,550,850	1,585,234
Securities sold under agreements to repurchase	85,957	62,098
Short-term Federal Home Loan Bank advances	25,000	25,000
Long-term Federal Home Loan Bank advances	25,851	26,277
Junior subordinated debentures	22,167	22,167
Other liabilities	4,771	6,952
Total liabilities	1,714,596	1,727,728
Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at December 31, 2015 and 2014	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 91,200 and 93,680 shares issued and outstanding at December 31, 2015 and 2014, respectively	9,120	9,368
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,362,150 shares issued and outstanding at December 31, 2015 and 11,491,703 and 11,340,736 shares issued and outstanding at December 31, 2014, respectively	1,136	1,149
Additional paid-in capital	110,771	112,744
Unearned ESOP shares	(1,093)	(250)
Accumulated other comprehensive income	509	2,857
Treasury stock- 150,967 shares at December 31, 2014	—	(3,295)
Retained earnings	60,694	54,439
Total stockholders’ equity	213,137	209,012
Total liabilities and stockholders’ equity	$1,927,733	$1,936,740

See notes to consolidated financial statements.

Consolidated Statements of Earnings
Years Ended December 31, 2015, 2014 and 2013
(in thousands, except per share data)
	2015	2014	2013
Interest income:
Loans, including fees	$71,633	$72,327	$71,016
Investment securities:
Taxable	7,559	8,100	8,609
Nontaxable	2,188	2,637	3,184
Other interest income	517	423	394
Total interest income	81,897	83,487	83,203

Interest expense:
Deposits	3,587	3,515	3,961
Short-term borrowings	1,017	840	816
Long-term borrowings	364	378	416
Junior subordinated debentures	613	1,074	1,346
Total interest expense	5,581	5,807	6,539

Net interest income	76,316	77,680	76,664
Provision for loan losses	13,900	5,625	3,050
Net interest income after provision for loan losses	62,416	72,055	73,614

Noninterest income:
Service charges on deposit accounts	8,636	9,780	9,225
ATM and debit card income	7,350	7,209	6,400
Gain on securities, net	1,243	128	234
Executive officer life insurance proceeds	—	3,000	—
Other charges and fees	3,092	2,843	2,963
Total noninterest income	20,321	22,960	18,822

Noninterest expenses:
Salaries and employee benefits	32,036	33,847	34,182
Occupancy expense	15,052	15,064	15,112
ATM and debit card expense	2,951	2,889	2,399
Other	17,098	16,747	20,416
Total noninterest expense	67,137	68,547	72,109
Income before income taxes	15,600	26,468	20,327
Income tax expense	4,583	7,358	6,151
Net earnings	11,017	19,110	14,176
Dividends on preferred stock	687	698	1,332
Net earnings available to common stockholders	$10,330	$18,412	$12,844

Earnings per common share:
Basic	$0.91	$1.63	$1.14
Diluted	$0.90	$1.58	$1.12

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2015, 2014 and 2013
(in thousands)
	2015	2014	2013
Net earnings	$11,017	$19,110	$14,176
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during the year	(2,369)	4,687	(12,481)
Less: reclassification adjustment for net gains on sales of securities available-for-sale	(1,243)	(128)	(234)
Total other comprehensive (loss) income, before tax	(3,612)	4,559	(12,715)
Income tax effect related to items of other comprehensive income	1,264	(1,596)	4,450
Total other comprehensive (loss) income, net of tax	(2,348)	2,963	(8,265)
Total comprehensive income	$8,669	$22,073	$5,911

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2015, 2014 and 2013
(in thousands, except share and per share data)
	Preferred Stock		Common Stock		Surplus	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2012	131,971	$41,997	11,386,611	$1,139	$110,603	$—	$8,159	$(3,286)	$30,629	$189,241
Net earnings	—	—	—	—	—	—	—	—	14,176	14,176
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(931)	(931)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	—	(400)	(400)
Dividends on common stock - $0.31 per share	—	—	—	—	—	—	—	—	(3,488)	(3,488)
Exercise of stock options	—	—	6,155	1	68	—	—	—	—	69
Tax benefit resulting from exercise of stock options, net adjustment	—	—	—	—	4	—	—	—	—	4
Vested restricted stock	—	—	14,430	1	(1)	—	—	—	—	—
Tax benefit resulting from issuance of restricted stock	—	—	—	—	14	—	—	—	—	14
Stock option and restricted stock compensation expense	—	—	—	—	329	—	—	—	—	329
Change in accumulated other comprehensive income	—	—	—	—	—	—	(8,265)	—	—	(8,265)
Balance December 31, 2013	131,971	41,997	11,407,196	1,141	111,017	—	(106)	(3,286)	39,986	190,749
Net earnings	—	—	—	—	—	—	—	—	19,110	19,110
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(320)	(320)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	—	(378)	(378)
Dividends on common stock - $0.35 per share	—	—	—	—	—	—	—	—	(3,959)	(3,959)
Conversion of Series C preferred stock to common stock	(6,291)	(629)	34,947	3	626					—
Treasury stock acquired at cost	—	—	—	—	—	—	—	(9)	—	(9)
Exercise of stock options	—	—	49,560	5	638	—	—	—	—	643
Tax benefit resulting from exercise of stock options, net adjustment	—	—	—	—	21	—	—	—	—	21
Increase in ESOP obligation, net of repayments	—	—	—	—	—	(250)	—	—	—	(250)
Stock option expense	—	—	—	—	442	—	—	—	—	442
Change in accumulated other comprehensive income	—	—	—	—	—	—	2,963	—	—	2,963
Balance December 31, 2014	125,680	41,368	11,491,703	1,149	112,744	(250)	2,857	(3,295)	54,439	209,012
Net earnings	—	—	—	—	—	—	—	—	11,017	11,017
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(320)	(320)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	—	(367)	(367)
Dividends on common stock - $0.36 per share	—	—	—	—	—	—	—	—	(4,075)	(4,075)
Conversion of Series C preferred stock to common stock	(2,480)	(248)	13,759	1	247	—	—	—	—	—
Reclassification of treasury stock per the LCBA	—	—	(150,967)	(15)	(3,280)	—	—	3,295	—	—
Exercise of stock options	—	—	7,655	1	98	—	—	—	—	99
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	—	—	—	—	420	—	—	—	—	420
Tax benefit for dividends paid to the ESOP	—	—	—	—	187	—	—	—	—	187
Increase in ESOP obligation, net of repayments	—	—	—	—	—	(843)	—	—	—	(843)
Stock option and restricted stock compensation expense	—	—	—	—	355	—	—	—	—	355
Change in accumulated other comprehensive income	—	—	—	—	—	—	(2,348)	—	—	(2,348)
Balance December 31, 2015	123,200	$41,120	11,362,150	$1,136	$110,771	$(1,093)	$509	$—	$60,694	$213,137

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
(in thousands)
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$11,017	$19,110	$14,176
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,168	6,062	5,568
Accretion of purchase accounting adjustments	(1,235)	(2,540)	(5,869)
Provision for loan losses	13,900	5,625	3,050
Deferred tax (benefit) expense	(1,785)	(1,489)	2,828
Amortization of premiums on securities, net	2,815	3,047	4,473
(Accretion) amortization of other investments	(1)	3	13
Net loss (gain) on sale of other real estate	1	(1,061)	190
Net write down of other real estate owned	111	91	457
Net (gain) loss on sale/disposal of premises and equipment	(24)	182	96
Income recognized from death benefit on bank owned life insurance	(160)	—	—
Stock compensation expense	336	442	308
Restricted stock expense	19	—	21
Gain on sale and liquidation of securities available-for-sale	(1,243)	(128)	(234)
Change in accrued interest receivable	41	57	(1)
Change in accrued interest payable	(114)	(234)	(201)
Change in other assets and liabilities, net	(661)	591	1,009
Net cash provided by operating activities	29,185	29,758	25,884
Cash flows from investing activities:
Net change in time deposits in other banks	—	—	881
Proceeds from maturities and calls of securities available-for-sale	70,934	48,464	72,728
Proceeds from maturities and calls of securities held-to-maturity	23,288	14,344	22,946
Proceeds from sale of securities available-for-sale	40,277	22,153	55,879
Purchases of securities available-for-sale	(156,449)	(1,250)	(68,043)
Purchases of securities held-to-maturity	—	(1,104)	(26,382)
Proceeds from redemption of other investments	2,180	150	1,600
Purchases of other investments	(3,377)	(580)	(3,220)
Redemption of Capital Securities related to MidSouth Statutory Trust I	—	217	—
Proceeds from bank owned life insurance death benefit	498	—	—
Net change in loans	14,480	(147,642)	(82,340)
Purchases of premises and equipment	(5,374)	(5,588)	(14,264)
Proceeds from sale of premises and equipment	83	1,729	69
Proceeds from sale of other real estate owned	1,514	3,794	1,215
Purchase of other real estate owned	(351)	—	—
Net cash used in investing activities	(12,297)	(65,313)	(38,931)
Cash flows from financing activities:
Change in deposits	(34,285)	66,679	(32,455)
Change in securities sold under agreements to repurchase	23,859	8,182	12,469
Borrowings on Federal Home Loan Bank advances	150,000	120,000	25,000
Repayments of Federal Home Loan Bank advances	(150,064)	(120,061)	(57)
Repayments of notes payable	—	(1,000)	(1,000)
Redemption of MidSouth Statutory Trust I	—	(7,217)	—
Proceeds from exercise of stock options	99	643	69
Tax benefit from exercise of stock options	—	21	4
Tax benefit from vested restricted stock	—	—	14
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	420	—	—
Tax benefit for dividends paid to ESOP	187	—	—
Purchase of treasury stock	—	(9)	—
Payment of dividends on preferred stock	(689)	(704)	(1,519)
Payment of dividends on common stock	(4,086)	(3,838)	(3,320)
Net cash (used in) provided by financing activities	(14,559)	62,696	(795)
Net increase (decrease) in cash and cash equivalents	2,329	27,141	(13,842)
Cash and cash equivalents, beginning of year	86,872	59,731	73,573
Cash and cash equivalents, end of year	$89,201	$86,872	$59,731

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2015, 2014 and 2013
(in thousands)
	2015	2014	2013
Supplemental cash flow information:
Interest paid	$5,695	$6,041	$6,534
Income taxes paid	6,641	8,065	3,500
Noncash investing and financing activities:
Change in accrued common stock dividends	(10)	121	167
Change in accrued preferred stock dividends	(3)	(6)	(188)
Net change in loan to ESOP	(843)	(250)	—
Change in unrealized gains/losses on securities available-for-sale, net of tax	(2,348)	2,963	(8,265)
Transfer of loans to other real estate	1,228	447	1,053
Financed portion of sales of other real estate	—	84	—

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Investment Securities—We determine the appropriate classification of debt securities at the time of purchase and reassesses this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. We had no trading account securities during the three years ended December 31, 2015. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity.

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

Other Investments—Other investments include Federal Reserve Bank and Federal Home Loan Bank stock, as well as other correspondent bank stocks and our CRA investment, which have no readily determined market value and are carried at cost.  Due to the redemption provisions of the investments, the fair value equals cost and no impairment exists.

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

Management and the Board of Directors believe the allowance for loan losses is appropriate at December 31, 2015.  While determination of the allowance for loan losses is based on available information at a given point in time, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

Interest Rate Swap Agreements—Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheets and, as required by ASC 815, the Company records all derivatives at fair value.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional balance of interest rate swap agreements held by the Company at December 31, 2015 and 2014 was minimal and not material to the consolidated balance sheets.

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

Other Real Estate Owned—Real estate properties acquired through, or in lieu of, loan foreclosures are initially recorded at fair value less estimated costs to sell based on a current valuation at the time of foreclosure. After foreclosure, valuations are periodically performed by management and a charge to earnings is recorded if the carrying value of a property exceeds its fair value less estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are charged to earnings.

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

ASU 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities is the first ASU issued under the FASB's financial instruments project. ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance in this ASU requires all equity securities with readily determinable fair values to be measured at fair value on the balance sheet, with changes in fair value recorded through earnings. For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires changes in the fair value of a financial liabilities attributable to a change in instrument-specific credit risk to be recorded separately in other comprehensive income. This ASU eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value. It does require public entities to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes In addition, the new guidance requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The effective date of this Update is for fiscal years beginning on or after December 15, 2017. The Company is evaluating the impact, if any, that ASU 2016-01 will have on its financial position, results of operations, and its financial statement disclosures.

ASU 2016-02, Leases (Topic 842) was issued with the intention of improving financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the guidance in the ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The effective date of this Update is for fiscal years beginning on or after December 15, 2018. The Company is evaluating the impact that ASU 2016-02 will have on its financial position, results of operations, and its financial statement disclosures.

Louisiana Business Corporation Act — Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act. Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock. Rather, shares purchased by the Company constitute authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company's consolidated financial statements as of December 31, 2015 reflect this change. The cost of shares purchased by the Company has been allocated to common stock and additional paid-in capital balances.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2015.  The reclassifications had no impact on net income or stockholders’ equity.

2. INVESTMENT SECURITIES

The portfolio of securities consisted of the following (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$30,750	$770	$27	$31,493
GSE mortgage-backed securities	84,946	2,321	229	87,038
Collateralized mortgage obligations: residential	194,067	297	2,276	192,088
Collateralized mortgage obligations: commercial	5,512	1	65	5,448
Mutual funds	2,100	—	8	2,092
	$317,375	$3,389	$2,605	$318,159

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government sponsored enterprises	$10,339	$—	$112	$10,227
Obligations of state and political subdivisions	43,079	1,555	29	44,605
GSE mortgage-backed securities	106,208	3,183	288	109,103
Collateralized mortgage obligations: residential	62,093	266	1,520	60,839
Collateralized mortgage obligations: commercial	24,462	190	107	24,545
Other asset-backed securities	24,041	321	19	24,343
Collateralized debt obligation	266	952	—	1,218
Mutual funds	2,100	4	—	2,104
	$272,588	$6,471	$2,075	$276,984

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$43,737	$697	$6	$44,428
GSE mortgage-backed securities	55,696	705	131	56,270
Collateralized mortgage obligations: residential	10,803	—	361	10,442
Collateralized mortgage obligations: commercial	6,556	2	—	6,558
	$116,792	$1,404	$498	$117,698

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$45,914	$267	$192	$45,989
GSE mortgage-backed securities	67,268	1,080	164	68,184
Collateralized mortgage obligations: residential	12,709	—	479	12,230
Collateralized mortgage obligations: commercial	15,310	53	173	15,190
	$141,201	$1,400	$1,008	$141,593

With the exception of two private-label collateralized mortgage obligations ("CMOs") with a combined balance remaining of $27,000 at December 31, 2015 and three private-label CMOs with a combined balance remaining of $44,000 at December 31, 2014, respectively, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at December 31, 2015 by contractual maturity are shown below (in thousands).  Except for mortgage backed securities, collateralized mortgage obligations, other asset backed securities, and collateralized debt obligations, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$5,670	$5,702
Due after one year through five years	19,456	20,002
Due after five years through ten years	3,929	4,118
Due after ten years	1,695	1,671
Mortgage-backed securities and collateralized mortgage obligations:
Residential	279,013	279,126
Commercial	5,512	5,448
Mutual funds	2,100	2,092
	$317,375	$318,159

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$472	$473
Due after one year through five years	3,406	3,431
Due after five years through ten years	10,575	10,756
Due after ten years	29,284	29,768
Mortgage-backed securities and collateralized mortgage obligations:
Residential	66,499	66,712
Commercial	6,556	6,558
	$116,792	$117,698

Details concerning investment securities with unrealized losses are as follows (in thousands):

	December 31, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$1,192	$27	$—	$—	$1,192	$27
GSE mortgage-backed securities	21,607	229	—	—	21,607	229
Collateralized mortgage obligations: residential	140,999	1,207	30,029	1,069	171,028	2,276
Collateralized mortgage obligations: commercial	—	—	2,946	65	2,946	65
Mutual funds	2,092	8	—	—	2,092	8
	$165,890	$1,471	$32,975	$1,134	$198,865	$2,605

	December 31, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
U.S. Government sponsored enterprises	$4,973	$32	$5,254	$80	$10,227	$112
Obligations of state and political subdivisions	2,029	29	—	—	2,029	29
GSE mortgage-backed securities	6,668	25	21,538	263	28,206	288
Collateralized mortgage obligations: residential	9,366	53	37,997	1,467	47,363	1,520
Collateralized mortgage obligations: commercial	—	—	3,747	107	3,747	107
Other asset-backed securities	6,401	19	—	—	6,401	19
	$29,437	$158	$68,536	$1,917	$97,973	$2,075

	December 31, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$541	$1	$505	$5	$1,046	$6
GSE mortgage-backed securities	—	—	7,021	131	7,021	131
Collateralized mortgage obligations: residential	—	—	10,442	361	10,442	361
	$541	$1	$17,968	$497	$18,509	$498

	December 31, 2014
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$11,761	$35	$13,263	$157	$25,024	$192
GSE mortgage-backed securities	—	—	8,142	164	8,142	164
Collateralized mortgage obligations: residential	—	—	12,230	479	12,230	479
Collateralized mortgage obligations: commercial	7,599	173	—	—	7,599	173
	$19,360	$208	$33,635	$800	$52,995	$1,008

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

As of December 31, 2015, 48 securities had unrealized losses totaling 1.41% of the individual securities’ amortized cost basis and 0.71% of the Company’s total amortized cost basis.  16 of the 48 securities had been in an unrealized loss position for over twelve months at December 31, 2015.  These 16 securities had an amortized cost basis and unrealized loss of $52.6 million and $1.6 million, respectively.  The unrealized losses on debt securities at December 31, 2015 and 2014 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2015 and 2014, management had both the intent and ability to hold impaired securities, and no impairment was evaluated as other than temporary. As a result, no impairment losses were recognized on debt securities during the years ended December 31, 2015, 2014, or 2013.

During the year ended December 31, 2015, the Company sold 22 securities classified as available-for-sale at a net gain of $1.2 million.  Of the 22 securities sold, 12 were sold with gains totaling $1.4 million and 10 securities were sold at a loss of $135,000. During the year ended December 31, 2014, the Company sold four securities classified as available-for-sale at a gross gain of $128,000.

Securities with an aggregate carrying value of approximately $285.4 million and $279.8 million at December 31, 2015 and 2014, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. LOANS

The loan portfolio consisted of the following (in thousands):

	December 31,
	2015	2014
Commercial, financial and agricultural	$454,028	$467,147
Real estate – construction	74,952	68,577
Real estate – commercial	471,141	467,172
Real estate – residential	149,064	154,602
Installment loans to individuals	111,009	119,328
Lease financing receivable	1,968	4,857
Other	1,483	2,748
	1,263,645	1,284,431
Less allowance for loan losses	(19,011)	(11,226)
	$1,244,634	$1,273,205

The amounts reported in other loans at December 31, 2015 and 2014 includes the overdrawn demand deposit accounts and loans primarily made to non-profit entities reported for each period.

An analysis of the activity in the allowance for loan losses is as follows (in thousands):

	December 31,
	2015	2014	2013
Balance, beginning of year	$11,226	$8,779	$7,370
Provision for loan losses	13,900	5,625	3,050
Recoveries	459	738	265
Loans charged-off	(6,574)	(3,916)	(1,906)
Balance, end of year	$19,011	$11,226	$8,779

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At December 31, 2015, one industry segment concentration, the oil and gas industry, aggregates more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $264.7 million, or 20.9% of total loans.  Of the $264.7 million loans to borrowers in the oil and gas industry, $27.4 million or 10.4% were on nonaccrual status at December 31, 2015. Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At December 31, 2015, loans secured by commercial real estate (including commercial construction and multifamily loans) totaled approximately $528.0 million.  Of the $528.0 million, $471.1 million represent CRE loans, 54% of which are secured by owner-occupied commercial properties.  Of the $528.0 million in loans secured by commercial real estate, $19.9 million or 3.8% were on nonaccrual status at December 31, 2015.

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the years ended December 31, 2015 and 2014 is as follows (in thousands):

	December 31, 2015
		Real Estate
	Coml, fin, and agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$5,729	$954	$2,402	$810	$1,311	$16	$4	$11,226
Charge-offs	(4,936)	(105)	(183)	(87)	(1,263)	—	—	(6,574)
Recoveries	235	3	26	12	183	—	—	459
Provision	10,240	(33)	2,369	81	1,237	(2)	8	13,900
Ending balance	$11,268	$819	$4,614	$816	$1,468	$14	$12	$19,011
Ending balance: individually evaluated for impairment	$961	$—	$1,585	$160	$221	$—	$—	$2,927
Ending balance: collectively evaluated for impairment	$10,307	$819	$3,029	$656	$1,247	$14	$12	$16,084

Loans:
Ending balance	$454,028	$74,952	$471,141	$149,064	$111,009	$1,968	$1,483	$1,263,645
Ending balance: individually evaluated for impairment	$27,718	$37	$19,890	$1,903	$404	$—	$—	$49,952
Ending balance: collectively evaluated for impairment	$426,310	$74,915	$450,631	$147,080	$110,605	$1,968	$1,483	$1,212,992
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$620	$81	$—	$—	$—	$701

	December 31, 2014
		Real Estate
	Coml, fin, and agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$3,906	$1,046	$1,389	$1,141	$1,273	$21	$3	$8,779
Charge-offs	(2,843)	(1)	(93)	(273)	(706)	—	—	(3,916)
Recoveries	164	—	407	47	120	—	—	738
Provision	4,502	(91)	699	(105)	624	(5)	1	5,625
Ending balance	$5,729	$954	$2,402	$810	$1,311	$16	$4	$11,226
Ending balance: individually evaluated for impairment	$1,010	$—	$907	$68	$179	$—	$—	$2,164
Ending balance: collectively evaluated for impairment	$4,719	$954	$1,495	$742	$1,132	$16	$4	$9,062

Loans:
Ending balance	$467,147	$68,577	$467,172	$154,602	$119,328	$4,857	$2,748	$1,284,431
Ending balance: individually evaluated for impairment	$2,656	$54	$6,388	$1,072	$377	$—	$—	$10,547
Ending balance: collectively evaluated for impairment	$464,491	$68,523	$460,118	$153,436	$118,951	$4,857	$2,748	$1,273,124
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$666	$94	$—	$—	$—	$760

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,362	$2,317	$25,696	$29,375	$424,653	$454,028	$59
Commercial real estate - construction	1,047	—	12	1,059	55,839	56,898	—
Commercial real estate - other	1,164	514	19,512	21,190	449,951	471,141	—
Residential - construction	—	—	—	—	18,054	18,054	—
Residential - prime	1,703	367	1,563	3,633	145,431	149,064	19
Consumer - credit card	38	25	22	85	5,970	6,055	22
Consumer - other	984	219	387	1,590	103,364	104,954	47
Lease financing receivable	—	—	—	—	1,968	1,968	—
Other loans	101	4	—	105	1,378	1,483	—
	$6,399	$3,446	$47,192	$57,037	$1,206,608	$1,263,645	$147

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,179	$654	$2,556	$5,389	$461,758	$467,147	$26
Commercial real estate - construction	15	—	105	120	43,390	43,510	97
Commercial real estate - other	4,989	270	2,464	7,723	459,449	467,172	—
Residential - construction	431	—	—	431	24,636	25,067	—
Residential - prime	1,843	523	704	3,070	151,532	154,602	—
Consumer - credit card	5	19	18	42	5,970	6,012	18
Consumer - other	671	392	107	1,170	112,146	113,316	46
Lease financing receivable	—	—	—	—	4,857	4,857	—
Other loans	134	—	—	134	2,614	2,748	—
	$10,267	$1,858	$5,954	$18,079	$1,266,352	$1,284,431	$187

Non-accrual loans are as follows (in thousands):

	December 31,
	2015	2014
Commercial, financial and agricultural	$27,705	$2,642
Commercial real estate – construction	37	54
Commercial real estate – other	19,907	6,429
Residential - construction	—	—
Residential - prime	1,998	1,194
Consumer – credit card	—	—
Consumer - other	404	382
Lease financing receivable	—	—
Other	—	—
	$50,051	$10,701

The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $2.0 million, $594,000, and $518,000 for the years ended December 31, 2015, 2014, and 2013.  Interest actually received on nonaccrual loans at December 31, 2015, 2014, and 2013 was $47,000, $105,000, and $312,000, respectively.

Loans that are individually evaluated for impairment are as follows (in thousands):

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$22,529	$22,793	$—	$11,484	$745
Commercial real estate – construction	37	37	—	45	—
Commercial real estate – other	5,886	5,886	—	3,903	97
Residential – prime	1,365	1,385	—	954	17
Consumer – other	34	34	—	56	—
Subtotal:	29,851	30,135	—	16,442	859
With an allowance recorded:
Commercial, financial, and agricultural	5,189	6,373	961	3,704	138
Commercial real estate – other	14,004	14,004	1,585	9,236	161
Residential – prime	538	538	160	533	7
Consumer – other	370	384	221	334	8
Subtotal:	20,101	21,299	2,927	13,807	314
Totals:
Commercial	47,645	49,093	2,546	28,372	1,141
Residential	1,903	1,923	160	1,487	24
Consumer	404	418	221	390	8
Grand total:	$49,952	$51,434	$2,927	$30,249	$1,173

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$438	$521	$—	$554	$—
Commercial real estate – construction	54	54	—	58	—
Commercial real estate – other	1,921	1,921	—	1,885	17
Residential – prime	543	543	—	534	15
Consumer – other	78	78	—	72	—
Subtotal:	3,034	3,117	—	3,103	32
With an allowance recorded:
Commercial, financial, and agricultural	2,218	2,333	1,010	1,394	35
Commercial real estate – construction	—	—	—	19	—
Commercial real estate – other	4,467	4,467	907	2,416	220
Residential – prime	529	548	68	452	3
Consumer – other	299	313	179	252	4
Subtotal:	7,513	7,661	2,164	4,533	262
Totals:
Commercial	9,098	9,296	1,917	6,326	272
Residential	1,072	1,091	68	986	18
Consumer	377	391	179	324	4
Grand total:	$10,547	$10,778	$2,164	$7,636	$294

The following tables present the classes of loans by risk rating (in thousands):

	December 31, 2015
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, financial, and agricultural	Commercial real estate –construction	Commercial real estate – other	Percentage of Total
Pass	$383,897	$56,740	$412,141	86.84%
Special mention	32,506	34	28,217	6.18%
Substandard	37,353	124	30,783	6.95%
Doubtful	272	—	—	0.03%
	$454,028	$56,898	$471,141	100.00%

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential – construction	Residential – prime	Residential – subprime	Percentage of Total
Pass	$18,054	$144,704	$—	97.39%
Special mention	—	1,225	—	0.73%
Substandard	—	3,135	—	1.88%
	$18,054	$149,064	$—	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer –other	Lease financing receivable	Other	Percentage of Total
Performing	$6,033	$104,503	$1,968	$1,483	99.59%
Nonperforming	22	451	—	—	0.41%
	$6,055	$104,954	$1,968	$1,483	100.00%

	December 31, 2014
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, financial, and agricultural	Commercial real estate –construction	Commercial real estate – other	Percentage of Total
Pass	$456,221	$43,320	$440,281	96.11%
Special mention	4,861	132	7,120	1.24%
Substandard	5,541	58	19,771	2.60%
Doubtful	524	—	—	0.05%
	$467,147	$43,510	$467,172	100.00%

Consumer Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Residential – construction	Residential – prime	Residential – subprime	Percentage of Total
Pass	$25,067	$150,664	$—	97.81%
Special mention	—	1,184	—	0.66%
Substandard	—	2,754	—	1.53%
	$25,067	$154,602	$—	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer –other	Lease financing receivable	Other	Percentage of Total
Performing	$5,995	$112,893	$4,857	$2,748	99.65%
Nonperforming	17	423	—	—	0.35%
	$6,012	$113,316	$4,857	$2,748	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	December 31, 2015
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$16	$—	$20,865	$20,881
Real estate - commercial	—	148	—	148
	$16	$148	$20,865	$21,029

	December 31, 2014
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$21	$—	$234	$255
Real estate - commercial	155	—	—	155
	$176	$—	$234	$410

During the year ended December 31, 2015, one loan relationship with a pre-modification balance of $21.4 million was identified as a TDR after conversion of the loans to interest only for a limited amount of time.  This one TDR subsequently defaulted on the modified terms and totaled $20.6 million at December 31, 2015.  During the year ended December 31, 2014, there was one loan relationship with a pre-modification balance of $1.2 million identified as a TDR through a modification of the original loan terms. The loan was paid off during the second quarter of 2014 and, therefore, was not reflected in the balance of TDRs at December 31, 2014. During the year ended December 31, 2014, there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of December 31, 2015, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2015 activity with respect to these related party loans and commitments to extend credit is as follows (in thousands):

Balance, beginning of year	$2,977
New loans	—
Repayments and adjustments	(1,137)
Balance, end of year	$1,840

4. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Land	$16,253	$16,078
Buildings and improvements	54,126	50,731
Furniture, fixtures, and equipment	28,165	27,121
Automobiles	1,787	1,512
Leasehold improvements	10,725	10,178
Construction-in-process	1,418	2,088
	112,474	107,708
Less accumulated depreciation and amortization	(43,369)	(37,750)
	$69,105	$69,958

Depreciation expense totaled approximately $6.2 million, $6.1 million, and $5.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the years ended December 31, 2015 and 2014 was approximately $42.2 million. Goodwill is recorded on the acquisition date of each entity.

A summary of core deposit intangible assets as of December 31, 2015 and 2014 is as follows (in thousands):

	2015	2014
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(5,946)	(4,840)
Net carrying amount	$5,728	$6,834

Amortization expense on the core deposit intangible assets totaled approximately $1.1 million in 2015, 2014 and 2013.

The estimated amortization expense on the core deposit intangible assets for the five succeeding years and thereafter is as follows (in thousands):

2016	$1,106
2017	1,106
2018	1,106
2019	1,107
2020	726
Thereafter	577
$5,728

6. DEPOSITS

Deposits consisted of the following (in thousands):

	December 31,
	2015	2014
Noninterest-bearing	$374,261	$390,863
Savings and money market	531,449	473,290
NOW accounts	475,346	469,627
Time deposits less than $250	132,349	166,385
Time deposits $250 or more	37,445	85,069
	$1,550,850	$1,585,234

Time deposits held consist primarily of certificates of deposits.  The maturities for these deposits at December 31, 2015 are as follows (in thousands):

2016	$127,255
2017	24,363
2018	7,361
2019	3,129
2020	7,684
Thereafter	2
$169,794

Deposits from related parties totaled approximately $9.1 million and $9.6 million at December 31, 2015 and 2014, respectively.

7. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $86.0 million and $62.1 million at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, retail repurchase agreements, defined as securities sold under agreements to repurchase from our customers, totaled $73.5 million and $49.6 million, respectively.  These retail repurchase agreements are secured overnight borrowings from customers, which may be drawn on demand.  The agreements bear interest at a rate determined by us.  The average rate of the outstanding agreements was 0.48% and 0.43% at December 31, 2015 and 2014, respectively.   The Company had pledged securities with an approximate market value of $75.1 million and $60.9 million as collateral at December 31, 2015 and 2014, respectively.

Also included in securities sold under agreements to repurchase is a $12.5 million repurchase agreement the Company entered into with CitiGroup Global Markets, Inc. (“CGMI”) effective August 9, 2007.  Under the terms of the repurchase agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2015 and 2014 was 4.57%.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI quarterly.  The Company had pledged securities with a market value of $17.6 million and $15.7 million as collateral at December 31, 2015 and 2014, respectively.

In 2015, 2014, and 2013, the Company did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or short-term FHLB advances that exceeded 30% of our stockholders’ equity for such year.

8. SHORT-TERM FEDERAL HOME LOAN BANK ADVANCES

Short-term FHLB advances totaled $25.0 million at December 31, 2015 and 2014.  The short-term FHLB advances at December 31, 2015 consisted of one FHLB advance with a maturity of 4 months at a fixed interest rate of 0.30%. The short-term FHLB advances at December 31, 2014 consisted of one FHLB advance with a maturity of 87 days at a fixed interest rate of 0.13%.

The short-term and long-term FHLB advances at December 31, 2015 and 2014 are collateralized by a blanket lien on first mortgages and other qualifying loans totaling $268.6 million and $364.4 million, respectively.

As of December 31, 2015 and 2014, the Company had $218.5 million and $314.2 million, respectively, of additional FHLB advances available.

9. LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

Long-term FHLB advances totaled $25.9 million and $26.3 million at December 31, 2015 and 2014, respectively.

The scheduled maturities of long-term FHLB advances at December 31, 2015 are summarized as follows (in thousands):

	Amount	Weighted Average Rate
2016	$427	5.057%
2017	15,403	3.412%
2019	10,021	1.985%
Total FHLB advances	$25,851

10. JUNIOR SUBORDINATED DEBENTURES

A description of the junior subordinated debentures outstanding is as follows (in thousands):

				December 31,
Date Issued	Maturity Date	Interest Rate	Callable After	2015	2014
July 31, 2001	July 9, 2031	3 month LIBOR plus 3.30%	July 31, 2006	$5,671	$5,671
September 20, 2004	September 20, 2034	3 month LIBOR plus 2.50%	September 20, 2009	8,248	8,248
October 12, 2006	October 12, 2036	3 month LIBOR plus 1.85%	June 26, 2011	5,155	5,155
June 21, 2007	June 21, 2037	3 month LIBOR plus 1.70%	June 15, 2012	3,093	3,093
				$22,167	$22,167

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

11. COMMITMENTS AND CONTINGENCIES

At December 31, 2015, future annual minimum rental payments due under non-cancellable operating leases are as follows (in thousands):

2016	$1,910
2017	1,660
2018	1,618
2019	1,624
2020	1,624
Thereafter	7,191
$15,627

Rental expense under operating leases for 2015, 2014, and 2013 was approximately $2.5 million, $2.5 million, and $2.6 million, respectively.

The Company is party to various legal proceedings arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

At December 31, 2015, the Company had borrowing lines available through the Bank with the FHLB of Dallas and other correspondent banks.  The Bank had approximately $218.5 million available, subject to available collateral, under a secured line of credit with the FHLB of Dallas.  Federal funds lines of credit were available through correspondent banks with approximately $53.5 million available for overnight borrowing at December 31, 2015.  Additionally, $221.6 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.

12. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Allowance for loan losses	$7,750	$5,593
Alternative minimum tax credit	—	388
Other	1,118	1,914
Total deferred tax assets	8,868	7,895
Deferred tax liabilities:
Premises and equipment	3,634	4,336
Goodwill	1,446	1,035
FHLB stock dividends	70	65
Unrealized gains on securities	274	1,538
Other	1,272	1,798
Total deferred tax liabilities	6,696	8,772
Net deferred tax asset (liability)	$2,172	$(877)

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes that it is more likely than not that it will realize the benefits of these deductible differences existing at December 31, 2015. Therefore, no valuation allowance is necessary at this time.  The net deferred tax asset for 2015 is included in other assets on the consolidated balance sheet. The net deferred tax liability for 2014 is included in other liabilities on the consolidated balance sheet.

Components of income tax expense are as follows (in thousands):

	2015	2014	2013
Current	$6,368	$8,847	$3,323
Deferred (benefit) expense	(1,785)	(1,489)	2,828
Total income tax expense	$4,583	$7,358	$6,151

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 35% on pre-tax income as follows (in thousands):

	December 31,
	2015	2014	2013
Taxes calculated at statutory rate	$5,460	$9,264	$7,114
Increase (decrease) resulting from:
Tax-exempt interest, net	(766)	(923)	(1,095)
Executive officer life insurance proceeds	—	(1,050)	—
Other	(111)	67	132
	$4,583	$7,358	$6,151

The Company’s federal income tax returns are open and subject to examination from the 2012 tax return year and forward. The various state income and franchise tax returns are generally open from the 2012 and later tax return years based on individual state statutes of limitation. We are not currently under examination by federal or state tax authorities for the 2012, 2013, or 2014 tax years.

13. EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (“ESOP”) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.    During 2014, the ESOP borrowed $283,000 payable to MidSouth Bank, N.A for the purpose of purchasing additional shares of MidSouth Bancorp, Inc.’s common stock.  The note payable matures on June 25, 2018. The loan proceeds were used to purchase a total of 16,000 shares at an average price of $17.71 per share.  During 2015, the ESOP borrowed an additional $997,000 payable to MidSouth Bank, N.A. The notes payable mature on February 20, 2019 and October 5, 2019. A total of 76,526 shares at an average price of $13.02 per share were purchased with the loan proceeds. The balances of the notes payable of the ESOP were $1.1 million and $250,000 at December 31, 2015 and December 31, 2014, respectively.

Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity.  In accordance with GAAP, compensation costs relating to shares purchased are based on the fair value of shares committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2015 and 2014 was approximately $720,000. ESOP compensation expense consisting of cash contributions for 2013 was approximately $720,000.  ESOP shares as of December 31, 2015 and 2014 were as follows:

	2015	2014
Allocated shares	570,905	554,741
Shares released for allocation	10,130	1,892
Unreleased shares	80,504	14,108
Total ESOP shares	661,539	570,741

Fair value of unreleased shares at December 31	$731,000	$245,000

The Company has deferred compensation arrangements with certain officers, which will provide them with a fixed benefit after retirement. The Company recorded a liability of approximately $1.4 million at December 31, 2015 and $1.3 million at December 31, 2014 in connection with these agreements.  Deferred compensation expense recognized in 2015, 2014, and 2013 was approximately $82,000, $80,000, and $74,000, respectively.

The Company sponsors defined contribution post-retirement benefit agreements to provide death benefits for the designated beneficiaries of certain of the Company's executive officers.  Under the agreements, split-dollar whole life insurance contracts were purchased on certain executive officers. The increase in the cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Company's contribution to the agreements each year.  In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the agreements.  During 2015, 2014, and 2013, the Company incurred expenses of $14,000, $7,000 and $12,000, respectively, related to the agreements.

The Company has a 401(k) retirement plan covering substantially all employees who have been employed for 90 days and meet certain other requirements.  Under this plan, employees can contribute a portion of their salary within the limits provided by the Internal Revenue Code into the plan.  The Company made contributions to the plan totaling $60,000 in 2015, 2014 and 2013, respectively.

14. EMPLOYEE STOCK PLANS

In May of 2007, our stockholders approved the 2007 Omnibus Incentive Compensation Plan to provide incentives and awards for directors, officers, and employees. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), restricted stock awards, stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination, or tandem basis. The 2007 Omnibus Incentive Compensation Plan replaces the 1997 Stock Incentive Plan, which expired February of 2007.  A total of 525,000 of our common shares authorized were reserved for issuance under the Plan, of which 99,226 were available to be granted as of December 31, 2015.

Stock Options – The 339,376 options outstanding at December 31, 2015 were all issued under the 2007 Omnibus Incentive Compensation Plan.  All options outstanding at December 31, 2015 are incentive stock options with a term of ten years, 296,874 of which vest 20% each year on the anniversary date of the grant and 42,502 of which vest 16.67% each year.  The following table summarizes activity relating to stock options:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	307,845	$13.36
Granted	131,280	15.82
Exercised	(6,155)	11.10
Forfeited or expired	(328)	20.88
Outstanding at December 31, 2013	432,642	$14.13
Granted	17,500	18.99
Exercised	(49,560)	12.97
Forfeited or expired	(42,509)	16.24
Outstanding at December 31, 2014	358,073	$14.28
Granted	5,000	13.17
Exercised	(7,655)	12.97
Forfeited or expired	(16,042)	17.73
Outstanding at December 31, 2015	339,376	$14.13	6.98	$—
Exercisable at December 31, 2013	70,457	$14.81
Exercisable at December 31, 2014	109,691	13.98
Exercisable at December 31, 2015	162,679	13.81	6.79	$—

A summary of changes in unvested options for the period ended December 31, 2015 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, beginning of year	248,382	$4.93
Granted	5,000	3.17
Vested	(72,685)	4.87
Forfeited	(4,000)	5.59
Unvested options outstanding, end of year	176,697	$4.89

As of December 31, 2015 there was a total of $682,000 in unrecognized compensation cost related to nonvested share-based compensation arrangements.  The total amount of options expensed during the years ended December 31, 2015, 2014 and 2013 was $336,000, $442,000 and $308,000, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Pricing Model.  This model requires management to make certain assumptions, including the expected life of the option, the risk free rate of interest, the expected volatility, and the expected dividend yield.  The risk free rate of interest is based on the yield of a U.S. Treasury security with a similar term.  The expected volatility is based on historic volatility over a term similar to the expected life of the options.  The dividend yield is based on the current yield at the date of grant.  The following assumptions were made in estimating the fair value of the options granted in 2015 and 2014:

	2015	2014
Risk free rate of interest	1.5%	1.7%
Expected volatility	37.4%	39.2%
Dividend yield	2.8%	1.9%
Average expected life (in years)	5	5
Weighted-average grant-date fair value	$3.17	$5.77

The total intrinsic value of the options exercised was $10,000, $217,000, and $41,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Restricted Stock Awards – On August 17, 2015, the Compensation Committee of the Board of Directors of the Company made grants of 11,250 shares of restricted stock under the Company’s 2007 Omnibus Incentive Compensation Plan to certain executives of the Company.  The restricted shares of stock, which are subject to the terms of a Restricted Stock Grant Agreement between the Company and each recipient, will fully vest on the third anniversary of the grant date.  Prior to vesting, the recipient will be entitled to vote the shares and receive dividends, if any, declared by the Company with respect to its common stock.  Compensation expense for restricted stock is based on the fair value of the restricted stock awards at the time of the grant, which is equal to the market value of the Company’s common stock on the date of grant.  The value of the restricted stock grants that are expected to vest is amortized monthly into compensation expense over the three year vesting period.

The restricted shares had a fair value of $13.92 per share on the date of issuance.  For the year ended December 31, 2015 and 2013, compensation expense of $19,000 and $21,000, respectively, was recognized related to non-vested restricted stock awards. There was no compensation expenses related to these awards in 2014. As of December 31, 2015, there was $137,000 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan.

The following table summarizes activity relating to non-vested restricted stock awards:

2015
Balance at beginning of year	—
Granted	11,250
Forfeited	—
Vested	—
Balance at end of year	11,250
15. STOCKHOLDERS’ EQUITY

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2015, the Bank had approximately $11.9 million available to pay dividends to the parent company without regulatory approval.

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

In August 2011, the Company redeemed all 20,000 outstanding shares of Series A preferred stock at its stated value of $1,000 per share with funds from our issuance of 32,000 shares of Series B preferred stock in connection with the Company’s participation under the U.S. Treasury’s Small Business Lending Fund (“SBLF”).  The additional $12.0 million of net proceeds from the issuance was provided to the Bank as additional capital.  The dividend rate on the Series B preferred stock was set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  On February 25, 2016, the dividend rate increased to 9% per annum, consistent with the Securities Purchase Agreement which states that the rate would increase if the funding was not repaid within 4.5 years after issuance. The Series B preferred stock is nonvoting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B preferred stock.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013.  The Series C Preferred Stock ranks pari passu with the existing Senior Non-Cumulative Perpetual Preferred Stock, Series B, issued in connection with the Company’s participation under the Treasury’s SBLF and senior to the Company’s common stock.  The Company may redeem the Series C Preferred Stock, subject to regulatory approval, beginning on or after the fifth anniversary of the closing date of the Merger, at a redemption price equal to the liquidation value of the Series C Preferred Stock, plus declared but unpaid dividends, if any.  The Company may also redeem the Series C Preferred Stock, subject to regulatory approval, at the same redemption price prior to the fifth anniversary of the closing date in the event the Series C Preferred Stock no longer qualifies for "Tier 1 Capital” treatment by the applicable federal banking regulators.  Holders may convert the Series C Preferred Stock at any time into shares of the Company’s common stock at a conversion price of $18.00 per share, subject to customary anti-dilution adjustments.  In addition, on or after the fifth anniversary of the closing date, the Company will have the option to require conversion of the Series C Preferred Stock if the closing price of the Company’s common stock for 20 trading days within any period of 30 consecutive trading days, exceeds 130% of the conversion price.

16. OTHER COMPREHENSIVE (LOSS) INCOME

The following is a summary of the tax effects allocated to each component of other comprehensive (loss) income (in thousands):

	December 31,
	2015			2014			2013
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive (loss) income:
Securities available-for-sale:
Change in unrealized gain/loss during period	$(2,369)	$829	$(1,540)	$4,687	$(1,641)	$3,046	$(12,481)	$4,368	$(8,113)
Reclassification adjustment for net gains included in net income	(1,243)	435	(808)	(128)	45	(83)	(234)	82	(152)
Total other comprehensive (loss) income	$(3,612)	$1,264	$(2,348)	$4,559	$(1,596)	$2,963	$(12,715)	$4,450	$(8,265)

The reclassifications out of accumulated other comprehensive income into net earnings are presented below (in thousands):

	December 31,
	2015		2014		2013
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Statement of Earnings Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Statement of Earnings Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Statement of Earnings Line Item
Unrealized gains and losses on securities available-for-sale:
	$(1,243)	Gain on securities, net	$(128)	Gain on securities, net	$(234)	Gain on securities, net
	435	Income tax expense	45	Income tax expense	82	Income tax expense
	$(808)	Net of tax	$(83)	Net of tax	$(152)	Net of tax

17. NET EARNINGS PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	December 31,
	2015	2014	2013
Net earnings available to common stockholders	$10,330	$18,412	$12,844
Dividends on Series C preferred stock	367	378	400
Adjusted net earnings available to common stockholders	$10,697	$18,790	$13,244
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,309	11,282	11,247
Effect of dilutive securities:
Stock options	5	77	50
Preferred stock	507	542	564
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	11,821	11,901	11,861

Options to acquire 220,596, 24,855 and 134,611 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2015, 2014 and 2013, respectively, because the effect of these shares was anti-dilutive.  11,250 shares of restricted stock were anti-dilutive and not included in the computation of diluted earnings per share for the year ended December 31, 2015. The remaining 104,384 shares subject to the outstanding warrant issued in connection with the CPP transaction were anti-dilutive and not included in the computation of diluted earnings per share for the year ended December 31, 2015.

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

	Contract or Notional Amount
	2015	2014
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$306,587	$269,672
Letters of credit	10,084	6,524
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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.  Approximately 91% and 83% of these letters of credit were secured by marketable securities, cash on deposit, or other assets at December 31, 2015 and 2014, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier 1 capital, Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined) and to average assets (as defined).

As of December 31, 2015, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum common equity Tier I, total risk-based, Tier I risk-based, and Tier I leverage capital ratios as set forth in the table (in thousands). There are no conditions or events since those notifications that management believes has changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below (in thousands):

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Common equity Tier I capital to risk-weighted assets:
Company	$128,470	8.91%	$64,907	4.50%	N/A	N/A
Bank	$177,057	12.27%	$64,947	4.50%	$93,812	6.50%
Total capital to risk-weighted assets:
Company	$209,132	14.50%	$115,390	8.00%	N/A	N/A
Bank	$195,111	13.52%	$115,461	8.00%	$144,326	10.00%
Tier I capital to risk-weighted assets:
Company	$191,089	13.25%	$86,543	6.00%	N/A	N/A
Bank	$177,057	12.27%	$86,595	6.00%	$115,461	8.00%
Tier I capital to average assets:
Company	$191,089	10.10%	$75,689	4.00%	N/A	N/A
Bank	$177,057	9.36%	$75,683	4.00%	$94,603	5.00%

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital to risk-weighted assets:
Company	$190,060	13.73%	$110,758	8.00%	N/A	N/A
Bank	$179,225	12.94%	$110,842	8.00%	$138,552	10.00%
Tier I capital to risk-weighted assets:
Company	$178,649	12.90%	$55,379	4.00%	N/A	N/A
Bank	$167,814	12.11%	$55,421	4.00%	$83,131	6.00%
Tier I capital to average assets:
Company	$178,649	9.52%	$75,029	4.00%	N/A	N/A
Bank	$167,814	8.95%	$74,994	4.00%	$112,492	5.00%

In July 2013, the Federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Basel III rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The final rule applied to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. The rule established a new common equity Tier 1 minimum capital requirement, increased the minimum capital ratios and assigned a higher risk weight to certain assets based on the risk associated with these assets. Certain provisions of the new rules will be phased in through January 1, 2019.

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

Long-term Federal Home Loan Bank advances—The fair value of of long-term FHLB advances is estimated using a discounted cash flow analysis that applies interest rates currently being offered on similar types of borrowings with similar terms.

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

Assets Recorded at Fair Value
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at December 31, 2015	Fair Value Measurements at December 31, 2015
Description		Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$31,493	$—	$31,493	$—
GSE mortgage-backed securities	87,038	—	87,038	—
Collateralized mortgage obligations: residential	192,088	—	192,088	—
Collateralized mortgage obligations: commercial	5,448	—	5,448	—
Mutual funds	2,092	2,092	—	—

	Assets / Liabilities Measured at Fair Value at December 31, 2014	Fair Value Measurements at December 31, 2014
Description		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government sponsored enterprises	$10,227	$—	$10,227	$—
Obligations of state and political subdivisions	44,605	—	44,605	—
GSE mortgage-backed securities	109,103	—	109,103	—
Collateralized mortgage obligations: residential	60,839	—	60,839	—
Collateralized mortgage obligations: commercial	24,545	—	24,545	—
Other asset-backed securities	24,343	—	24,343	—
Collateralized debt obligation	1,218	—	1,218	—
Mutual funds	2,104	2,104

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate owned are also level 2 assets measured using appraisals from external parties.

Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

	Assets / Liabilities Measured at Fair Value at December 31, 2015	Fair Value Measurements at December 31, 2015
Description		Level 1	Level 2	Level 3
Impaired loans	$17,487	$—	$17,487	$—
Other real estate	4,187	—	4,187	—

	Assets / Liabilities Measured at Fair Value at December 31, 2014	Fair Value Measurements at December 31, 2014
Description		Level 1	Level 2	Level 3
Impaired loans	$5,051	$—	$5,051	$—
Other real estate	4,234	—	4,234	—

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

The estimated fair values of our financial instruments are as follows at December 31, 2015 and 2014 (in thousands):

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$89,201	$89,201	$—	$—
Securities available-for-sale	318,159	2,092	316,067	—
Securities held-to-maturity	116,792	—	117,698	—
Other investments	11,188	11,188	—	—
Loans, net	1,244,634	—	17,487	1,232,497
Cash surrender value of life insurance policies	13,622	—	13,622	—
Financial liabilities:
Non-interest-bearing deposits	374,261	—	374,261	—
Interest-bearing deposits	1,176,589	—	1,007,137	168,633
Securities sold under agreements to repurchase	85,957	85,957	—	—
Short-term Federal Home Loan Bank advances	25,000	—	25,000	—
Long-term Federal Home Loan Bank advances	25,851	—	—	26,508
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$86,872	$86,872	$—	$—
Securities available-for-sale	276,984	2,104	274,880	—
Securities held-to-maturity	141,201	—	141,593	—
Other investments	9,990	9,990	—	—
Loans, net	1,273,205	—	5,051	1,277,882
Cash surrender value of life insurance policies	13,659	—	13,659	—
Financial liabilities:
Non-interest-bearing deposits	390,863	—	390,863	—
Interest-bearing deposits	1,194,371	—	943,255	251,291
Securities sold under agreements to repurchase	62,098	62,098	—	—
Short-term Federal Home Loan Bank advances	25,000	—	25,000	—
Long-term Federal Home Loan Bank advances	26,277	—	—	27,193
Junior subordinated debentures	22,167	—	22,167	—

21. OTHER NON-INTEREST INCOME AND EXPENSE

For the years ended December 31, 2015, 2014, and 2013, none of the components of other noninterest income were greater than 1% of interest income and noninterest income.

Components of other noninterest expense greater than 1% of interest income and noninterest income consisted of the following for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Professional fees	$1,560	$1,802	$1,709
FDIC fees	1,513	1,050	1,136
Marketing expenses	1,564	1,658	2,340
Corporate development expense	1,531	1,420	1,507
Data processing	1,888	1,940	1,955
Printing and supplies	923	1,114	1,494
Amortization of intangibles	1,106	1,106	1,106

22. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions that occurred after December 31, 2015 up through the date of filing this Annual Report on Form 10-K.  No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

23. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

Balance Sheets
December 31, 2015 and 2014
(in thousands)
	2015	2014
Assets
Cash and interest-bearing deposits in banks	$14,795	$9,452
Securities available-for-sale	—	1,218
Other assets	2,117	4,486
Investment in and advances to subsidiaries	220,753	219,216
Total assets	$237,665	$234,372

Liabilities and Stockholders’ Equity
Liabilities:
Dividends payable	$1,195	$1,208
Junior subordinated debentures	22,167	22,167
ESOP obligation	1,093	250
Other	73	1,735
Total liabilities	24,528	25,360
Stockholders’ equity	213,137	209,012
Total liabilities and stockholders’ equity	$237,665	$234,372

Statements of Earnings
For the Years Ended December 31, 2015, 2014, and 2013
(in thousands)
	2015	2014	2013
Revenue:
Dividends from Bank and nonbank subsidiaries	$9,000	$15,500	$11,000
Gain on sale of securities	1,125	—	—
Rental and other income	57	87	125
	10,182	15,587	11,125

Expenses:
Interest on short- and long-term debt	613	1,087	1,415
Professional fees	253	217	345
Other expenses	733	844	547
	1,599	2,148	2,307
Income before equity in undistributed earnings of subsidiaries and income taxes	8,583	13,439	8,818

Equity in undistributed earnings of subsidiaries	2,317	4,955	4,600

Income tax benefit	117	716	758

Net earnings	$11,017	$19,110	$14,176

Statements of Cash Flows
For the Years Ended December 31, 2015, 2014, and 2013
(in thousands)
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$11,017	$19,110	$14,176
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(2,317)	(4,955)	(4,600)
Gain on sale of securities available-for-sale	(1,125)	—	—
Other, net	528	(872)	(668)
Net cash provided by operating activities	8,103	13,283	8,908

Cash flows from investing activities:
Purchase of securities available-for-sale	—	—	(464)
Proceeds from prepayments of securities available-for-sale	—	198	—
Proceeds from sale of securities available-for-sale	1,392	—	—
Other, net	(83)	217	223
Net cash provided by (used in) investing activities	1,309	415	(241)
Cash flows from financing activities:
Proceeds from exercise of stock options	99	643	69
Payment of preferred dividends	(689)	(704)	(1,519)
Payment of common dividends	(4,086)	(3,838)	(3,320)
Purchase of treasury stock	—	(9)	—
Repayment of long-term debt	—	(8,217)	(1,000)
Other, net	607	—	—
Net cash used in financing activities	(4,069)	(12,125)	(5,770)
Net change in cash and cash equivalents	5,343	1,573	2,897
Cash and cash equivalents at beginning of year	9,452	7,879	4,982
Cash and cash equivalents at end of year	$14,795	$9,452	$7,879

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of MidSouth Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Atlanta, Georgia
March 15, 2016

Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share data)
	2015
	IV	III	II	I
Interest income	$19,886	$20,532	$20,798	$20,681
Interest expense	1,349	1,391	1,417	1,424
Net interest income	18,537	19,141	19,381	19,257
Provision for loan losses	3,000	3,800	1,100	6,000
Net interest income after provision for loan losses	15,537	15,341	18,281	13,257
Gain on sale of investments, net	—	—	1,128	115
Other noninterest income	4,575	4,768	5,009	4,726
Noninterest expense	17,508	16,492	16,976	16,161
Earnings before income taxes	2,604	3,617	7,442	1,937
Income tax expense	766	1,028	2,343	446
Net earnings	1,838	2,589	5,099	1,491
Dividends on preferred stock	170	172	172	173
Net earnings available to common stockholders	$1,668	$2,417	$4,927	$1,318

Earnings per common share - basic	$0.15	$0.21	$0.43	$0.12
Earnings per common share - diluted	$0.15	$0.21	$0.42	$0.12
Market price of common stock
High	$12.03	$15.49	$15.78	$17.36
Low	$8.66	$11.45	$12.94	$13.67
Close	$9.08	$11.70	$15.26	$14.75
Average shares outstanding - basic	11,281,286	11,311,841	11,323,506	11,317,667
Average shares outstanding - diluted	11,281,286	11,830,540	11,849,683	11,351,239

	2014
	IV	III	II	I
Interest income	$21,477	$21,016	$20,595	$20,399
Interest expense	1,317	1,504	1,482	1,504
Net interest income	20,160	19,512	19,113	18,895
Provision for loan losses	2,700	1,175	1,200	550
Net interest income after provision for loan losses	17,460	18,337	17,913	18,345
Gain on sale of investments, net	—	—	128	—
Other noninterest income	5,050	6,194	5,133	7,917
Noninterest expense	17,327	17,857	17,123	17,702
Earnings before income taxes	5,183	6,674	6,051	8,560
Income tax expense	1,519	2,202	1,935	1,702
Net earnings	3,664	4,472	4,116	6,858
Dividends on preferred stock	174	174	170	180
Net earnings available to common stockholders	$3,490	$4,298	$3,946	$6,678

Earnings per common share - basic	$0.31	$0.38	$0.35	$0.59
Earnings per common share - diluted	$0.30	$0.37	$0.34	$0.57
Market price of common stock
High	$19.45	$20.34	$19.90	$18.56
Low	$16.11	$18.18	$16.52	$15.41
Close	$17.34	$18.60	$19.69	$16.58
Average shares outstanding - basic	11,314,690	11,313,879	11,288,045	11,258,374
Average shares outstanding - diluted	11,933,387	11,954,811	11,922,525	11,878,660

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

During the fourth quarter of 2015, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting.  Their report is included on pages 86-87 in this Annual Report on Form 10-K.

Item 9B – Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

The information set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, is incorporated herein by reference.

The information set forth under the headings “Item 1. Election of Directors,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Standing Board Committees” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11 - Executive Compensation

The information set forth under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control,” “Outside Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the headings “Securities Authorized for Issuance under Equity Compensation Plans” in this Annual Report on Form 10-K, is incorporated by reference to the sections entitled “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Management” and “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2015, the Company had outstanding stock options and restricted stock granted under our incentive compensation plans, which were approved by the Company’s stockholders.  Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2015, subject to the Company’s available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	350,626	$14.13	99,226
Equity compensation plans not approved by security holders	—	—	—
Total	350,626	$14.13	99,226

Item 13 - Certain Relationships and Related Transactions and Director Independence

The information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board Independence” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14 – Principal Accounting Fees and Services

The information set forth under the heading “Relationship with Independent Registered Public Accountants” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 15 - Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

Consolidated Balance Sheets – December 31, 2015 and 2014
Consolidated Statements of Earnings – Years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements
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

10.5+	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K filed May 25, 2012 and incorporated herein by reference).

10.6+	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Form 10-Q filed November 6, 2015 and incorporated herein by reference).

10.7
Small Business Lending Fund Securities Purchase Agreement, dated August 25, 2011, between MidSouth Bancorp, Inc. and the Secretary of the Treasury (filed as Exhibit 10.1 to the Form 8-K filed on August 29, 2011 and incorporated herein by reference).

10.8+	MidSouth Bancorp, Inc. 2015 Annual Incentive Compensation Plan*

10.9+	Executive Indexed Salary Continuation Agreement between MidSouth Bancorp, Inc. and C.R. Cloutier (filed as Exhibit 10.9 to the Form 10-K filed March 13, 2015 and incorporated herein by reference).

21	Subsidiaries of the Registrant*

23.1	Consent of Porter Keadle Moore, LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

MIDSOUTH BANCORP, INC.
Registrant

		By:	/s/ C. R. Cloutier
C. R. Cloutier
President and Chief Executive Officer
Date:	March 15, 2016

Signatures	Title	Date

/s/ C.R. Cloutier	Principal Executive Officer,	March 15, 2016
C.R. Cloutier	President, and Director

/s/ James R. McLemore	Principal Financial Officer and	March 15, 2016
James R. McLemore	Senior Executive Vice President

/s/ Teri S. Stelly	Principal Accounting Officer and	March 15, 2016
Teri S. Stelly	Controller

/s/ William M. Simmons	Director	March 15, 2016
William M. Simmons

/s/ Will Charbonnet, Sr.	Director	March 15, 2016
Will Charbonnet, Sr.

/s/ Clayton Paul Hillard	Director	March 15, 2016
Clayton Paul Hillard

/s/ James R. Davis, Jr.	Director	March 15, 2016
James R. Davis, Jr.

/s/ Timothy J. Lemoine	Director	March 15, 2016
Timothy J. Lemoine

/s/ Joseph V. Tortorice, Jr.	Director	March 15, 2016
Joseph V. Tortorice, Jr.

/s/ Milton B. Kidd, III	Director	March 15, 2016
Milton B. Kidd, III

/s/ R. Glenn Pumpelly	Director	March 15, 2016
R. Glenn Pumpelly

/s/ Leonard Q. Abington	Director	March 15, 2016
Leonard Q. Abington

/s/ Jake Delhomme	Director	March 15, 2016
Jake Delhomme