Form 10-Q
period 2016-03-31
MIDSOUTH BANCORP INC
filed 2016-05-10
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
YES   ☐   NO   ☒

As of May 10, 2016, there were 11,362,150 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share data)
	March 31, 2016 (unaudited)	December 31, 2015 (audited)
Assets
Cash and due from banks, including required reserves of $7,155 and $8,522, respectively	$32,942	$37,170
Interest-bearing deposits in banks	77,043	48,331
Federal funds sold	2,425	3,700
Securities available-for-sale, at fair value (cost of $298,564 at March 31, 2016 and $317,375 at December 31, 2015)	302,151	318,159
Securities held-to-maturity (fair value of $115,631 at March 31, 2016 and $117,698 at December 31, 2015)	113,623	116,792
Other investments	11,195	11,188
Loans	1,250,049	1,263,645
Allowance for loan losses	(20,347)	(19,011)
Loans, net	1,229,702	1,244,634
Bank premises and equipment, net	68,482	69,105
Accrued interest receivable	6,729	6,594
Goodwill	42,171	42,171
Intangibles	5,451	5,728
Cash surrender value of life insurance	13,690	13,622
Other real estate	3,908	4,187
Other assets	7,039	6,352
Total assets	$1,916,551	$1,927,733

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$383,684	$374,261
Interest-bearing	1,174,519	1,176,589
Total deposits	1,558,203	1,550,850
Securities sold under agreements to repurchase	87,879	85,957
Short-term Federal Home Loan Bank advances	—	25,000
Long-term Federal Home Loan Bank advances	25,744	25,851
Junior subordinated debentures	22,167	22,167
Other liabilities	6,704	4,771
Total liabilities	1,700,697	1,714,596
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 91,200 shares issued and outstanding at March 31, 2016 and December 31, 2015	9,120	9,120
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,362,150 shares issued and outstanding at March 31, 2016 and December 31, 2015	1,136	1,136
Additional paid-in capital	110,958	110,771
Unearned ESOP shares	(1,284)	(1,093)
Accumulated other comprehensive income	2,331	509
Retained earnings	61,593	60,694
Total shareholders’ equity	215,854	213,137
Total liabilities and shareholders’ equity	$1,916,551	$1,927,733

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended March 31,
	2016	2015
Interest income:
Loans, including fees	$17,123	$18,054
Securities and other investments:
Taxable	2,036	1,925
Nontaxable	458	584
Federal funds sold	5	2
Time and interest bearing deposits in other banks	94	37
Other investments	88	79
Total interest income	19,804	20,681

Interest expense:
Deposits	907	947
Securities sold under agreements to repurchase	233	230
Other borrowings and payables	113	97
Junior subordinated debentures	167	150
Total interest expense	1,420	1,424

Net interest income	18,384	19,257
Provision for loan losses	2,800	6,000
Net interest income after provision for loan losses	15,584	13,257

Non-interest income:
Service charges on deposits	2,313	2,332
Gain on sale of securities, net	—	115
ATM and debit card income	1,609	1,629
Other charges and fees	565	765
Total non-interest income	4,487	4,841

Non-interest expenses:
Salaries and employee benefits	7,990	7,942
Occupancy expense	3,597	3,685
ATM and debit card expense	785	663
Data processing	458	457
FDIC insurance	429	281
Legal and professional fees	383	345
Other	3,117	2,788
Total non-interest expenses	16,759	16,161
Income before income taxes	3,312	1,937
Income tax expense	963	446

Net earnings	2,349	1,491
Dividends on preferred stock	427	173
Net earnings available to common shareholders	$1,922	$1,318
Earnings per share:
Basic	$0.17	$0.12
Diluted	$0.17	$0.12
Weighted average number of shares outstanding:
Basic	11,262	11,318
Diluted	11,262	11,351
Dividends declared per common share	$0.09	$0.09

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited) (in thousands)
	Three Months Ended March 31,
	2016	2015
Net earnings	$2,349	$1,491
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the year	2,802	1,701
Less: reclassification adjustment for gains on sales of securities available-for-sale	—	(115)
Total other comprehensive income, before tax	2,802	1,586
Income tax effect related to items of other comprehensive income	(980)	(555)
Total other comprehensive income, net of tax	1,822	1,031
Total comprehensive income	$4,171	$2,522
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) For the Three Months Ended March 31, 2016 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance - December 31, 2015	123,200	$41,120	11,362,150	$1,136	$110,771	$(1,093)	$509	$60,694	$213,137
Net earnings	—	—	—	—	—	—	—	2,349	2,349
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	(427)	(427)
Dividends on common stock, $0.09 per share	—	—	—	—	—	—	—	(1,023)	(1,023)
Increase in ESOP obligation, net of repayments	—	—	—	—	—	(191)	—	—	(191)
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	—	—	—	—	39	—	—	—	39
Stock option and restricted stock compensation expense	—	—	—	—	97	—	—	—	97
ESOP compensation expense					(36)				(36)
Tax benefit for dividends paid to the ESOP					87				87
Change in accumulated other comprehensive income	—	—	—	—	—	—	1,822	—	1,822
Balance – March 31, 2016	123,200	$41,120	11,362,150	$1,136	$110,958	$(1,284)	$2,331	$61,593	$215,854

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$2,349	$1,491
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,512	1,555
Accretion of purchase accounting adjustments	(288)	(189)
Provision for loan losses	2,800	6,000
Deferred tax benefit	(503)	(1,951)
Amortization of premiums on securities, net	681	633
Stock option expense	84	85
Restricted stock expense	13	—
Excess of book value over market value of ESOP shares released	(36)	—
Net gain on sale of investment securities	—	(115)
Net loss (gain) on sale of other real estate owned	24	(50)
Net write down of other real estate owned	120	29
Net gain on sale/disposal of premises and equipment	(14)	(1)
Change in accrued interest receivable	(135)	(106)
Change in accrued interest payable	(9)	(4)
Change in other assets & other liabilities, net	454	1,684
Net cash provided by operating activities	7,052	9,061

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	18,379	17,988
Proceeds from maturities and calls of securities held-to-maturity	2,919	3,326
Proceeds from sale of securities available-for-sale	—	34,509
Purchases of securities available-for-sale	—	(73,853)
Proceeds from sale of other investments	—	349
Purchases of other investments	(7)	(3)
Net change in loans	12,293	(28,461)
Purchases of premises and equipment	(915)	(1,362)
Proceeds from sale of premises and equipment	40	4
Proceeds from sale of other real estate owned	245	532
Net cash provided by (used in) investing activities	32,954	(46,971)

Cash flows from financing activities:
Change in deposits	7,366	30,901
Change in securities sold under agreements to repurchase	1,922	25,248
Borrowings on Federal Home Loan Bank advances	25,000	25,000
Repayments of Federal Home Loan Bank advances	(50,017)	(25,015)
Proceeds and tax benefit from exercise of stock options	—	80
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	39	420
Tax benefit for dividends paid to ESOP	87	—
Payment of dividends on preferred stock	(171)	(174)
Payment of dividends on common stock	(1,023)	(1,020)
Net cash (used in) provided by financing activities	(16,797)	55,440

Net increase in cash and cash equivalents	23,209	17,530
Cash and cash equivalents, beginning of period	89,201	86,872
Cash and cash equivalents, end of period	$112,410	$104,402

Supplemental cash flow information:
Interest paid	$1,429	$1,427
Noncash investing and financing activities:
Transfer of loans to other real estate	110	866
Change in accrued common stock dividends	—	1
Change in accrued preferred stock dividends	256	—
Net change in loan to ESOP	(191)	(268)

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Notes to Interim Consolidated Financial Statements March 31, 2016 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of March 31, 2016 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with GAAP and general practices within the banking industry.  There have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements — ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities is the first ASU issued under the FASB's financial instruments project. ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance in this ASU requires all equity securities with readily determinable fair values to be measured at fair value on the balance sheet, with changes in fair value recorded through earnings. For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires changes in the fair value of a financial liabilities attributable to a change in instrument-specific credit risk to be recorded separately in other comprehensive income. This ASU eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value. It does require public entities to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes In addition, the new guidance requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The effective date of this Update is for fiscal years beginning on or after December 15, 2017. The Company is evaluating the impact, if any, that ASU 2016-01 will have on its financial position, results of operations, and its financial statement disclosures.

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

ASU 2016-09, Compensation - Stock Compensation (Topic 718) was issued as part of the FASB's simplification initiative. Under the new guidance, several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The effective date of this Update is for fiscal years beginning on or after December 15, 2016. The Company is evaluating the impact that ASU 2016-09 will have on its financial position, results of operations, and its financial statement disclosures.

2. Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$23,624	$625	$10	$24,239
GSE mortgage-backed securities	81,030	2,890	24	83,896
Collateralized mortgage obligations: residential	187,859	871	744	187,986
Collateralized mortgage obligations: commercial	3,951	—	43	3,908
Mutual funds	2,100	22	—	2,122
	$298,564	$4,408	$821	$302,151

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$30,750	$770	$27	$31,493
GSE mortgage-backed securities	84,946	2,321	229	87,038
Collateralized mortgage obligations: residential	194,067	297	2,276	192,088
Collateralized mortgage obligations: commercial	5,512	1	65	5,448
Mutual funds	2,100	—	8	2,092
	$317,375	$3,389	$2,605	$318,159

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$43,430	$935	$4	$44,361
GSE mortgage-backed securities	53,423	1,256	12	54,667
Collateralized mortgage obligations: residential	10,429	—	193	10,236
Collateralized mortgage obligations: commercial	6,341	26	—	6,367
	$113,623	$2,217	$209	$115,631

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$43,737	$697	$6	$44,428
GSE mortgage-backed securities	55,696	705	131	56,270
Collateralized mortgage obligations: residential	10,803	—	361	10,442
Collateralized mortgage obligations: commercial	6,556	2	—	6,558
	$116,792	$1,404	$498	$117,698

With the exception of two private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $23,000 at March 31, 2016, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The amortized cost and fair value of debt securities at March 31, 2016 by contractual maturity are shown in the following table (in thousands) with the exception of other asset-backed securities, mortgage-backed securities, CMOs, and the collateralized debt obligation.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$2,249	$2,276
Due after one year through five years	17,887	18,379
Due after five years through ten years	2,871	2,973
Due after ten years	617	611
Mortgage-backed securities and collateralized mortgage obligations:
Residential	268,889	271,882
Commercial	3,951	3,908
Mutual funds	2,100	2,122
	$298,564	$302,151

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$479	$479
Due after one year through five years	3,454	3,501
Due after five years through ten years	11,390	11,691
Due after ten years	28,107	28,690
Mortgage-backed securities and collateralized mortgage obligations:
Residential	63,852	64,903
Commercial	6,341	6,367
	$113,623	$115,631

Details concerning investment securities with unrealized losses are as follows (in thousands):

	March 31, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$597	$4	$610	$6	$1,207	$10
GSE mortgage-backed securities	11,054	24	—	—	11,054	24
Collateralized mortgage obligations: residential	56,918	269	26,003	475	82,921	744
Collateralized mortgage obligations: commercial	1,236	2	2,673	41	3,909	43
	$69,805	$299	$29,286	$522	$99,091	$821

	December 31, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$1,192	$27	$—	$—	$1,192	$27
GSE mortgage-backed securities	21,607	229	—	—	21,607	229
Collateralized mortgage obligations: residential	140,999	1,207	30,029	1,069	171,028	2,276
Collateralized mortgage obligations: commercial	—	—	2,946	65	2,946	65
Other asset-backed securities	2,092	8	—	—	2,092	8
	$165,890	$1,471	$32,975	$1,134	$198,865	$2,605

	March 31, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$—	$—	$505	$4	$505	$4
GSE mortgage-backed securities	6,915	12	—	—	6,915	12
Collateralized mortgage obligations: residential	—	—	10,235	193	10,235	193
	$6,915	$12	$10,740	$197	$17,655	$209

	December 31, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$541	$1	$505	$5	$1,046	$6
GSE mortgage-backed securities	—	—	7,021	131	7,021	131
Collateralized mortgage obligations: residential	—	—	10,442	361	10,442	361
	$541	$1	$17,968	$497	$18,509	$498

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

As of March 31, 2016, 32 securities had unrealized losses totaling 0.87% of the individual securities’ amortized cost basis and 0.25% of the Company’s total amortized cost basis.  Of the 32 securities, 15 had been in an unrealized loss position for over twelve months at March 31, 2016.  These 15 securities had an amortized cost basis and unrealized loss of $40.7 million and $719,000, respectively.  The unrealized losses on debt securities at March 31, 2016 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At March 31, 2016, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company did not sell any securities.  During the three months ended March 31, 2015, the Company sold 18 securities classified as available-for-sale at a net gain of $115,000. Of the 18 securities sold, 8 were sold with gains totaling $250,000 and 10 securities were sold at a loss of $135,000.

Securities with an aggregate carrying value of approximately $321.1 million and $285.4 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Commercial, financial and agricultural	$441,160	$454,028
Real estate - construction	84,790	74,952
Real estate – commercial	467,648	471,141
Real estate – residential	149,961	149,064
Installment loans to individuals	103,181	111,009
Lease financing receivable	1,590	1,968
Other	1,719	1,483
	1,250,049	1,263,645
Less allowance for loan losses	(20,347)	(19,011)
	$1,229,702	$1,244,634

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At March 31, 2016, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $252.5 million, or 20.2% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At March 31, 2016, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $532.5 million.  Of the $532.5 million, $467.6 million represent CRE loans, 54% of which are secured by owner-occupied commercial properties.  Of the $532.5 million in loans secured by commercial real estate, $26.0 million, or 4.9%, were on nonaccrual status at March 31, 2016.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	March 31, 2016
		Real Estate
	Coml, Fin, and Agric	Constru-ction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$11,268	$819	$4,614	$816	$1,468	$14	$12	$19,011
Charge-offs	(1,307)	—	—	(4)	(283)	—	—	(1,594)
Recoveries	26	—	76	3	25	—	—	130
Provision	2,194	(420)	861	(170)	336	(3)	2	2,800
Ending balance	$12,181	$399	$5,551	$645	$1,546	$11	$14	$20,347
Ending balance: individually evaluated for impairment	$1,021	$—	$2,586	$267	$278	$—	$—	$4,152
Ending balance: collectively evaluated for impairment	$11,160	$399	$2,965	$378	$1,268	$11	$14	$16,195

Loans:
Ending balance	$441,160	$84,790	$467,648	$149,961	$103,181	$1,590	$1,719	$1,250,049
Ending balance: individually evaluated for impairment	$29,097	$35	$27,511	$2,230	$506	$—	$—	$59,379
Ending balance: collectively evaluated for impairment	$412,063	$84,755	$439,530	$147,653	$102,675	$1,590	$1,719	$1,189,985
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$607	$78	$—	$—	$—	$685

	March 31, 2015
		Real Estate
	Coml, Fin, and Agric	Constr-uction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$5,729	$954	$2,402	$810	$1,311	$16	$4	$11,226
Charge-offs	(1,001)	(6)	—	(2)	(323)	—	—	(1,332)
Recoveries	132	—	6	2	26	—	—	166
Provision	5,523	3	202	7	260	4	1	6,000
Ending balance	$10,383	$951	$2,610	$817	$1,274	$20	$5	$16,060
Ending balance: individually evaluated for impairment	$737	$—	$645	$57	$206	$—	$—	$1,645
Ending balance: collectively evaluated for impairment	$9,646	$951	$1,965	$760	$1,068	$20	$5	$14,415

Loans:
Ending balance	$484,508	$76,964	$471,737	$153,647	$115,284	$6,350	$2,439	$1,310,929
Ending balance: individually evaluated for impairment	$2,427	$477	$7,977	$1,471	$405	$—	$—	$12,757
Ending balance: collectively evaluated for impairment	$482,081	$76,487	$463,106	$152,087	$114,879	$6,350	$2,439	$1,297,429
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$654	$89	$—	$—	$—	$743

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$6,021	$1,922	$24,116	$32,059	$409,101	$441,160	$204
Commercial real estate - construction	260	—	11	271	64,549	64,820	—
Commercial real estate - other	10,754	—	16,275	27,029	440,619	467,648	—
Residential - construction	1,468	—	—	1,468	18,502	19,970	—
Residential - prime	1,046	97	1,625	2,768	147,193	149,961	—
Consumer - credit card	37	17	16	70	5,648	5,718	16
Consumer - other	625	306	478	1,409	96,054	97,463	38
Lease financing receivable	—	—	—	—	1,590	1,590	—
Other loans	66	3	—	69	1,650	1,719	—
	$20,277	$2,345	$42,521	$65,143	$1,184,906	$1,250,049	$258

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,362	$2,317	$25,696	$29,375	$424,653	$454,028	$59
Commercial real estate - construction	1,047	—	12	1,059	55,839	56,898	—
Commercial real estate - other	1,164	514	19,512	21,190	449,951	471,141	—
Residential - construction	—	—	—	—	18,054	18,054	—
Residential - prime	1,703	367	1,563	3,633	145,431	149,064	19
Consumer - credit card	38	25	22	85	5,970	6,055	22
Consumer - other	984	219	387	1,590	103,364	104,954	47
Lease financing receivable	—	—	—	—	1,968	1,968	—
Other loans	101	4	—	105	1,378	1,483	—
	$6,399	$3,446	$47,192	$57,037	$1,206,608	$1,263,645	$147

Non-accrual loans are as follows (in thousands):

	March 31, 2016	December 31, 2015
Commercial, financial, and agricultural	$24,900	$27,705
Commercial real estate – construction	35	37
Commercial real estate - other	25,951	19,907
Residential - construction	—	—
Residential - prime	2,322	1,998
Consumer - credit card	—	—
Consumer - other	506	404
Lease financing receivable	—	—
Other	—	—
	$53,714	$50,051

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $757,000 and $342,000 for the three months ended March 31, 2016 and 2015, respectively.  Interest actually received on non-accrual loans subsequent to their transfer to non-accrual status totaled at March 31, 2016 and 2015 was $59,000 and $11,000, respectively.

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

 Loans that are individually evaluated for impairment are as follows (in thousands):

	March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$26,064	$26,328	$—	$24,297	$267
Commercial real estate – construction	35	35	—	36	—
Commercial real estate – other	7,564	7,564	—	6,725	45
Residential – prime	1,181	1,201	—	1,273	10
Consumer – other	24	24	—	29	—
Subtotal:	34,868	35,152	—	32,360	322
With an allowance recorded:
Commercial, financial, and agricultural	3,033	3,033	1,021	4,111	374
Commercial real estate – other	19,947	19,947	2,586	16,976	208
Residential – prime	1,049	1,049	267	794	7
Consumer – other	482	496	278	426	5
Subtotal:	24,511	24,525	4,152	22,307	594
Totals:
Commercial	56,643	56,907	3,607	52,145	894
Residential	2,230	2,250	267	2,067	17
Consumer	506	520	278	455	5
Grand total:	$59,379	$59,677	$4,152	$54,667	$916

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$22,529	$22,793	$—	$11,484	$745
Commercial real estate – construction	37	37	—	45	—
Commercial real estate – other	5,886	5,886	—	3,903	97
Residential – prime	1,365	1,385	—	954	17
Consumer – other	34	34	—	56	—
Subtotal:	29,851	30,135	—	16,442	859
With an allowance recorded:
Commercial, financial, and agricultural	5,189	6,373	961	3,704	138
Commercial real estate – other	14,004	14,004	1,585	9,236	161
Residential – prime	538	538	160	533	7
Consumer – other	370	384	221	334	8
Subtotal:	20,101	21,299	2,927	13,807	314
Totals:
Commercial	47,645	49,093	2,546	28,372	1,141
Residential	1,903	1,923	160	1,487	24
Consumer	404	418	221	390	8
Grand total:	$49,952	$51,434	$2,927	$30,249	$1,173

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

The following tables present the classes of loans by risk rating (in thousands):

		March 31, 2016
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate - other	Total	% of Total
Pass		$368,557	$64,602	$406,237	$839,396	86.22%
Special mention		24,933	99	24,759	49,791	5.11%
Substandard		47,466	119	36,652	84,237	8.65%
Doubtful		204	—	—	204	0.02%
		$441,160	$64,820	$467,648	$973,628	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
			Residential - construction	Residential - prime	Total	% of Total
Pass			$19,970	$145,302	$165,272	97.26%
Special mention			—	1,122	1,122	0.66%
Substandard			—	3,537	3,537	2.08%
			$19,970	$149,961	$169,931	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer - other	Lease financing receivable	Other	Total	% of Total
Performing	$5,702	$96,919	$1,590	$1,719	$105,930	99.47%
Nonperforming	16	544	—	—	560	0.53%
	$5,718	$97,463	$1,590	$1,719	$106,490	100.00%

	December 31, 2015
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Commercial real estate - construction	Commercial real estate - other	Total	% of Total
Pass		$383,897	$56,740	$412,141	$852,778	86.84%
Special mention		32,506	34	28,217	60,757	6.18%
Substandard		37,353	124	30,783	68,260	6.95%
Doubtful		272	—	—	272	0.03%
		$454,028	$56,898	$471,141	$982,067	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
			Residential - construction	Residential - prime	Total	% of Total
Pass			$18,054	$144,704	$162,758	97.39%
Special mention			—	1,225	1,225	0.73%
Substandard			—	3,135	3,135	1.88%
			$18,054	$149,064	$167,118	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - credit card	Consumer - other	Lease financing receivable	Other	Total	% of Total
Performing	$6,033	$104,503	$1,968	$1,483	$113,987	99.59%
Nonperforming	22	451	—	—	473	0.41%
	$6,055	$104,954	$1,968	$1,483	$114,460	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	March 31, 2016
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$16	$3,943	$20,708	$24,667
Real estate - commercial	1,716	—	—	1,716
	$1,732	$3,943	$20,708	$26,383

	December 31, 2015
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$16	$—	$20,865	$20,881
Real estate - commercial	—	148	—	148
	$16	$148	$20,865	$21,029

During the three months ended March 31, 2016, one loan relationship with a pre-modification balance of $5.5 million was identified as a TDR after conversion of the loans to interest only for a limited amount of time. Subsequent to its conversion to TDR status, this one relationship totaling $5.5 million defaulted on the modified terms during the three months ended March 31, 2016.  During the three months ended March 31, 2015, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of March 31, 2016, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Intangibles

A summary of core deposit intangible assets as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(6,223)	(5,946)
Net carrying amount	$5,451	$5,728

5. Other Comprehensive Income

The following is a summary of the tax effects allocated to each component of other comprehensive income (in thousands):

	Three Months Ended March 31,
	2016			2015
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income:
Securities available-for-sale:
Change in unrealized gains during period	$2,802	$(980)	$1,822	$1,701	$(595)	$1,106
Reclassification adjustment for gains included in net income	—	—	—	(115)	40	(75)
Total other comprehensive income	$2,802	$(980)	$1,822	$1,586	$(555)	$1,031

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended March 31,
	2016		2015
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$—	Gain on sale of securities, net	$(115)	Gain on sale of securities, net
	—	Tax expense	40	Tax expense
	$—	Net of tax	$(75)	Net of tax

6. Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended March 31,
	2016	2015
Net earnings available to common shareholders	$1,922	$1,318
Dividends on Series C preferred stock	—	—
Adjusted net earnings available to common shareholders	$1,922	$1,318
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,262	11,318
Effect of dilutive securities:
Stock options	—	29
Convertible preferred stock and warrants	—	4
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	11,262	11,351

Options and warrants on 448,760 shares of common stock and 11,250 shares of restricted stock were not included in computing diluted earnings per share for the quarter ended March 31, 2016 because the effects of these shares were anti-dilutive.  Options to acquire 134,822 shares of common stock were not included in computing diluted earnings per share for the quarter ended March 31, 2015 because the effects of these shares were anti-dilutive.  507,072 and 518,086 shares issuable upon the conversion of outstanding convertible preferred stock were anti-dilutive and not included in the computation of diluted earnings per shares for the three months ended March 31, 2016 and 2015, respectively.

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at March 31, 2016
Description	March 31, 2016	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$24,239	$—	$24,239	$—
GSE mortgage-backed securities	83,896	—	83,896	—
Collateralized mortgage obligations: residential	187,986	—	187,986	—
Collateralized mortgage obligations: commercial	3,908	—	3,908	—
Mutual funds	2,122	2,122	—	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2015
Description	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	31,493	—	31,493	—
GSE mortgage-backed securities	87,038	—	87,038	—
Collateralized mortgage obligations: residential	192,088	—	192,088	—
Collateralized mortgage obligations: commercial	5,448	—	5,448	—
Mutual funds	2,092	2,092	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also Level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at March 31, 2016
Description	March 31, 2016	Level 1	Level 2	Level 3
Impaired loans	$20,628	$—	$20,628	$—
Other real estate	3,908	—	3,908	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2015
Description	December 31, 2015	Level 1	Level 2	Level 3
Impaired loans	$17,487	$—	$17,487	$—
Other real estate	4,187	—	4,187	—

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at March 31, 2016 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$112,410	$112,410	$—	$—
Securities available-for-sale	302,151	2,122	300,029	—
Securities held-to-maturity	113,623	—	115,631	—
Other investments	11,195	11,195	—	—
Loans, net	1,229,702	—	20,628	1,216,866
Cash surrender value of life insurance policies	13,690	—	13,690	—
Financial liabilities:
Non-interest-bearing deposits	383,684	—	383,684	—
Interest-bearing deposits	1,174,519	—	1,007,935	166,236
Securities sold under agreements to repurchase	87,879	87,879	—	—
Long-term Federal Home Loan Bank advances	25,744	—	—	26,561
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$89,201	$89,201	$—	$—
Securities available-for-sale	318,159	2,092	316,067	—
Securities held-to-maturity	116,792	—	117,698	—
Other investments	11,188	11,188	—	—
Loans, net	1,244,634	—	17,487	1,232,497
Cash surrender value of life insurance policies	13,622	—	13,622	—
Financial liabilities:
Non-interest-bearing deposits	374,261	—	374,261	—
Interest-bearing deposits	1,176,589	—	1,007,137	168,633
Securities sold under agreements to repurchase	85,957	85,957	—	—
Short-term Federal Home Loan Bank advances	25,000	—	25,000	—
Long-term Federal Home Loan Bank advances	25,851	—	—	26,508
Junior subordinated debentures	22,167	—	22,167	—

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

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying this report.  We encourage you to read this discussion in conjunction with our consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” in our 2015 Annual Report on form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the following:

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

Results of Operations

For the Three Months Ended March 31, 2016 and 2015

Net earnings available to common shareholders totaled $1.9 million for the first quarter of 2016, compared to net earnings available to common shareholders of $1.3 million reported for the first quarter of 2015.  Diluted earnings for the first quarter of 2016 were $0.17 per common share, compared to $0.12 per common share reported for the first quarter of 2015.  The first quarter of 2015 included gain on sales of securities of $115,000. Excluding this non-operating income, operating earnings per share for the first quarter of 2015 was $0.11.

Fully taxable-equivalent ("FTE") net interest income was $18.6 million for the first quarter of 2016, a $940,000 decrease compared to $19.6 million for the first quarter of 2015. Our annualized net interest margin, on a FTE basis, was 4.24% for the three months ended

March 31, 2016, compared to 4.44% for the same period in 2015. Excluding the impact of purchase accounting adjustments, the FTE margin decreased 21 basis points, from 4.32% to 4.11% for the three months ended March 31, 2015 and 2016, respectively.

Excluding non-operating income of $115,000 for the first quarter of 2015, noninterest income decreased $239,000 in quarterly comparison, from $4.7 million for the three months ended March 31, 2015 to $4.5 million for the three months ended March 31, 2016. The decrease in noninterest income resulted primarily from a $86,000 reduction in letter of credit income in addition to a $44,000 decrease in mortgage program fee income.

Noninterest expenses increased $598,000 in quarterly comparison. The increase in total noninterest expenses in prior year quarterly comparison resulted primarily from a $148,000 increase in FDIC premiums and a $181,000 increase in expenses on other real estate owned. The provision for loan losses decreased $3.2 million in quarterly comparison, from $6.0 million for the three months ended March 31, 2015 to $2.8 million for the three months ended March 31, 2016. The $6.0 million provision for loan losses for the three months ended March 31, 2015 resulted primarily from a $41.1 million increase in classified assets during the first quarter of 2015. Income tax expense increased $517,000 in quarterly comparison.

Dividends on the Series B Preferred Stock issued to the Treasury as a result of our participation in the Small Business Lending Fund (“SBLF”) totaled $336,000 for the first quarter of 2016 based on a dividend rate of 4.2%. The dividend rate increased to 9% on February 25, 2016. Dividends on the Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation totaled $91,000 for the three months ended March 31, 2016.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.24% and 4.44% for the three months ended March 31, 2016 and 2015, respectively.   Tables 1 and 2 below analyze the changes in net interest income in the three months ended March 31, 2016 and 2015.

Fully taxable-equivalent (“FTE”) net interest income totaled $18.6 million and $19.6 million for the quarters ended March 31, 2016 and 2015, respectively.  The FTE net interest income decreased $940,000 in prior year quarterly comparison primarily due to a $931,000 decrease in interest income on loans. Interest income on loans decreased due to a $45.6 million decrease in the average balance of loans as well a decrease in the average yield on loans of 14 basis points, from 5.64% to 5.50%. The purchase accounting adjustments added 24 basis points to the average yield on loans for the first quarter of 2016 and 13 basis points to the average yield on loans for the first quarter of 2015. Excluding the impact of the purchase accounting adjustments, average loan yields declined 25 basis points in prior year quarterly comparison, from 5.51% to 5.26%. Loan yields have declined primarily as the result of a sustained low interest rate environment and a higher volume of loans on nonaccrual status.

Investment securities totaled $415.8 million, or 21.7% of total assets at March 31, 2016, versus $435.0 million, or 22.6% of total assets at December 31, 2015. The investment portfolio had an effective duration of 3.3 years and a net unrealized gain of $5.6 million at March 31, 2016. The average volume of investment securities increased $8.3 million in prior year quarterly comparison. The average tax equivalent yield on investment securities decreased 13 basis points, from 2.71% to 2.58%.

The average yield on all earning assets decreased 20 basis points in prior year quarterly comparison, from 4.77% for the first quarter of 2015 to 4.57% for the first quarter of 2016. Excluding the impact of purchase accounting adjustments, the average yield on total earning assets decreased 28 basis points, from 4.67% to 4.39% for the three month periods ended March 31, 2015 and 2016, respectively.

Interest expense decreased $4,000 in prior year quarterly comparison. A $40,000 decrease in interest expense on deposits was partially offset by a $15,000 increase in interest expense on short-term FHLB advances and a $17,000 increase on junior subordinated debentures. Excluding purchase accounting adjustments on acquired certificates of deposit and FHLB borrowings, the average rate paid on interest-bearing liabilities was 0.45% for the three months ended March 31, 2016, compared to 0.47% for the three months ended March 31, 2015.

Long-term FHLB advances totaled $25.7 million at March 31, 2016, compared to $25.9 million at December 31, 2015.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from April 2016 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin decreased 20 basis points, from 4.44% for the first quarter of 2015 to 4.24% for the first quarter of 2016. Excluding purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin decreased 21 basis points, from 4.32% for the first quarter of 2015 to 4.11% for the first quarter of 2016.

Table 1 Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended March 31,
	2016			2015
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$358,623	$2,036	2.27%	$336,337	$1,925	2.29%
Tax exempt[2]	64,971	699	4.30%	78,948	892	4.52%
Total investment securities	423,594	2,735	2.58%	415,285	2,817	2.71%
Federal funds sold	3,843	5	0.51%	3,816	2	0.21%
Time and interest bearing deposits in other banks	74,271	94	0.50%	59,225	37	0.25%
Other investments	11,189	88	3.15%	9,754	79	3.24%
Total loans[3]	1,252,742	17,123	5.50%	1,298,317	18,054	5.64%
Total earning assets	1,765,639	20,045	4.57%	1,786,397	20,989	4.77%
Allowance for loan losses	(19,499)			(10,942)
Nonearning assets	185,764			191,297
Total assets	$1,931,904			$1,966,752

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,180,581	$907	0.31%	$1,192,086	$947	0.32%
Securities sold under repurchase agreements	85,756	233	1.09%	79,630	230	1.17%
Short-term FHLB advances	22,802	23	0.40%	25,000	8	0.13%
Long-term FHLB advances	25,794	90	1.38%	26,219	89	1.36%
Junior subordinated debentures	22,167	167	2.98%	22,167	150	2.71%
Total interest bearing liabilities	1,337,100	1,420	0.43%	1,345,102	1,424	0.43%
Demand deposits	371,636			400,067
Other liabilities	6,569			9,598
Shareholders’ equity	216,599			211,985
Total liabilities and shareholders’ equity	$1,931,904			$1,966,752

Net interest income and net interest spread		$18,625	4.14%		$19,565	4.34%
Net interest margin			4.24%			4.44%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $241,000 for 2016 and $308,000 for 2015 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $1,191,000 for 2016 and $1,362,000 for 2015. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended March 31, 2016 compared to March 31, 2015
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$111	$127	$(16)
Tax exempt	(193)	(152)	(41)
Federal funds sold	3	—	3
Time and interest bearing deposits in other banks	57	11	46
Other investments	9	11	(2)
Loans, including fees	(931)	(663)	(268)
Total	(944)	(666)	(278)

Interest paid on:
Interest bearing deposits	(40)	(9)	(31)
Securities sold under repurchase agreements	3	17	(14)
Short-term FHLB advances	15	(1)	16
Long-term FHLB advances	1	(1)	2
Junior subordinated debentures	17	—	17
Total	(4)	6	(10)
Taxable-equivalent net interest income	$(940)	$(672)	$(268)
Note: In Table 2, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Total non-interest income was $4.5 million and $4.8 million for the three month periods ended March 31, 2016 and 2015, respectively. Our recurring non-interest income includes service charges on deposit accounts, ATM and debit card income, mortgage lending and increase in cash value of life insurance.

Table 3 presents non-interest income for the three months ended March 31, 2016 and 2015.

Table 3 Non-Interest Income (in thousands)
	Three Months Ended March 31,
	2016	2015
Service charges on deposit accounts	2,313	2,332
ATM and debit card income	1,609	1,629
Gain on securities, net	—	115
Mortgage lending	109	153
Increase in cash value of life insurance	70	90
Credit card income	99	105
Letter of credit income	1	87
Other	286	330
Total non-interest income	4,487	4,841

Non-interest income decreased $354,000 in quarterly comparison, from $4.8 million for the three months ended March 31, 2015 to $4.5 million for the three months ended March 31, 2016.  The first quarter of 2015 included $115,000 of gain on sales of securities. Excluding this non-operating item, noninterest income decreased $239,000 in quarterly comparison.

Non-interest Expense

Total non-interest expense was $16.8 million and $16.2 million for the three month periods ended March 31, 2016 and 2015, respectively. Our recurring non-interest expense consists of salaries and employee benefits, occupancy expense, ATM and debit card expense and other operating expenses.

Table 4 presents non-interest expense for the three months ended March 31, 2016 and 2015.

Table 4 Non-Interest Expense (in thousands)
	Three Months Ended March 31,
	2016	2015
Salaries and employee benefits	7,990	7,942
Occupancy expense	3,597	3,685
ATM and debit card	785	663
Legal and professional fees	383	345
FDIC premiums	429	281
Marketing	381	287
Corporate development	335	320
Data processing	458	457
Printing and supplies	188	225
Expenses on ORE, net	194	13
Amortization of core deposit intangibles	277	277
Other non-interest expense	1,742	1,666
Total non-interest income	16,759	16,161

Noninterest expenses increased $598,000 in quarterly comparison and primarily consisted of increases of $148,000 in FDIC premiums, $181,000 in expenses on ORE, $94,000 in marketing expenses, $69,000 in other assets expense and $122,000 in ATM/debit card expense.

Salaries and employee benefits costs increased $48,000 in prior year quarterly comparison. A $171,000 increase in group health costs was partially offset by a decrease in salaries and payroll tax expense. A reduction in the number of full-time equivalent (“FTE”) employees from 549 FTE employees at March 31, 2015 to 522 FTE employees at March 31, 2016 reduced salaries and payroll tax expense by $97,000 year-over-year.  The 27 FTE employee decrease was achieved primarily through attrition and process improvement initiatives over the twelve month period.

A $122,000 increase in ATM and debit card expense in year-over-year comparison was primarily driven by a $142,000 increase in losses on ATM/debit card processing for the same period. Losses on ATM/debit card processing for the three months ended March 31, 2015 included a $55,000 insurance reimbursement for losses sustained in 2014. Excluding this insurance reimbursement, ATM and debit card expenses increased $67,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 and losses on ATM/debit card processing increased $87,000 for the same period.

FDIC premiums increased $148,000, or 52.7%, from the first quarter of 2015 primarily due to an increase in our nonperforming loans.

Net expenses on ORE increased $181,000, from $13,000 for the three months ended March 31, 2015 to $194,000 for the three months ended March 31, 2016, primarily due to a $91,000 increase in losses on valuation of ORE and a $24,000 increase in losses on sale of ORE.

Analysis of Balance Sheet

Total consolidated assets remained constant at $1.9 billion for the quarters ended March 31, 2016 and December 31, 2015.  Deposits increased $7.4 million from year-end 2015.  Our stable core deposit base, which excludes time deposits, totaled $1.4 billion at March 31, 2016 and December 31, 2015 and accounted for 89.3% of deposits compared to 89.1% of deposits, respectively.

Securities available-for-sale totaled $302.2 million at March 31, 2016, a decrease of $16.0 million from $318.2 million at December 31, 2015.  The securities available-for-sale portfolio decreased primarily due to $18.4 million in calls, maturities and pay-downs.  Securities held-to-maturity decreased $3.2 million, from $116.8 million at December 31, 2015 to $113.6 million at March 31, 2016.  The investment securities portfolio had an effective duration of 3.3 years and a net unrealized gain of $5.6 million at March 31, 2016.

Total loans decreased $13.6 million for the three months ended March 31, 2016.

Table 5 Composition of Loans (in thousands)
	March 31, 2016	December 31, 2015
Commercial, financial, and agricultural (C&I)	$441,160	$454,028
Real estate – construction	84,790	74,952
Real estate – commercial (CRE)	467,648	471,141
Real estate – residential	149,961	149,064
Installment loans to individuals	103,181	111,009
Lease financing receivable	1,590	1,968
Other	1,719	1,483
	$1,250,049	$1,263,645
Less allowance for loan losses	(20,347)	(19,011)
Net loans	$1,229,702	$1,244,634

Our energy-related loan portfolio at March 31, 2016 totaled $252.5 million, or 20.2% of total loans, down from $264.7 million at December 31, 2015.  The majority of MidSouth’s energy lending is focused on oil field service companies.  Of the 431 total relationships in our energy-related loan portfolio, 23 relationships totaling $50.3 million were classified, with $24.1 million on nonaccrual status at March 31, 2016.

At March 31, 2016, reserves for potential energy-related loan losses approximated 3.1% of energy loans. Included in the 3.1% is 0.6% reserved for potential yet unidentified losses in the energy-related portfolio. During the first quarter of 2016, one energy-related credit relationship totaling $5.5 million was classified as a troubled debt restructuring ("TDR"). The TDR defaulted on its restructured terms during the first quarter of 2016.

Within the $467.6 million commercial real estate portfolio, $434.7 million is secured by commercial property, $17.5 million is secured by multi-family property, and $15.4 million is secured by farmland.  Of the $434.7 million secured by commercial property, $252.4 million, or 58.1%, is owner-occupied.  Of the $150.0 million residential real estate portfolio, 87.6% represented loans secured by first liens.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended March 31, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Although the Bank historically has not utilized brokered deposits, this is a fourth potential source of liquidity, albeit one that is more costly and volatile.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $55.9 million in projected cash flows from securities repayments for the remainder of 2016 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of March 31, 2016, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $25.7 million at March 31, 2016 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from April 2016 to January 2019.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $244.6 million at March 31, 2016.  The Bank has the ability to post additional collateral of approximately $92.6 million if necessary to meet liquidity needs.  Additionally, $213.3 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $53.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The weighted average dividend rate on the $32.0 million of Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 4.2% for the three month period ended March 31, 2016.  The dividend rate increased to 9% on February 25, 2016. Management is reviewing options to repay all or a portion of the $32.0 million.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  As of March 31, 2016, there were 91,200 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $91,000 for the three months ended March 31, 2016.

Dividends from the Bank totaling $2.0 million provided additional liquidity for the Company during the three months ended March 31, 2016.  As of March 31, 2016, the Bank had the ability to pay dividends to the Company of approximately $7.9 million without prior approval from its primary regulator.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company. The Company renewed a $75.0 million Universal Shelf Registration during the third quarter of 2015.

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

At March 31, 2016, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  As of March 31, 2016, the Company’s Tier 1 leverage ratio was 10.17%, Tier 1 capital to risk-weighted assets was 13.28%, total capital to risk-weighted assets was 14.53% and common equity Tier 1 capital to risk-weighted assets was 8.90%.  The Bank had a Tier 1 leverage capital ratio of 9.38% at March 31, 2016.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At March 31, 2016, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy-related) industry, including related service and manufacturing industries, totaled approximately $252.5 million, or 20.2% of total loans.  Of the 431 credit relationships in the energy-related loan portfolio, 23 relationships totaling $50.3 million were classified with $24.1 million on nonaccrual status at March 31, 2016.

Additionally, we monitor our exposure to loans secured by commercial real estate.  At March 31, 2016, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $532.5 million.  Of the $532.5 million, $467.6 million represent CRE loans, 54% of which are secured by owner-occupied commercial properties.  Of the $532.5 million in loans secured by commercial real estate, $26.0 million, or 4.9%, were on nonaccrual status at March 31, 2016.  Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending March 31, 2016 and 2015, and December 31, 2015.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	March 31, 2016	December 31, 2015	March 31, 2015
Nonaccrual loans	$53,714	$50,051	$12,894
Loans past due 90 days and over and still accruing	258	147	40
Total nonperforming loans	53,972	50,198	12,934
Other real estate	3,908	4,187	4,589
Other foreclosed assets	265	38	43
Total nonperforming assets	$58,145	$54,423	$17,566

Troubled debt restructurings, accruing	$5,675	$164	$407

Nonperforming assets to total assets	3.03%	2.82%	0.88%
Nonperforming assets to total loans + ORE + other assets repossessed	4.64%	4.29%	1.34%
ALL to nonperforming loans	37.70%	37.87%	124.17%
ALL to total loans	1.63%	1.50%	1.23%

QTD charge-offs	$1,594	$3,091	$1,332
QTD recoveries	130	163	166
QTD net charge-offs	$1,464	$2,928	$1,166
Annualized net charge-offs to total loans	0.47%	0.92%	0.36%

Nonperforming assets totaled $58.1 million at March 31, 2016, an increase of $3.7 million from the $54.4 million reported at year-end 2015 and an increase of $40.6 million from the $17.6 million reported at March 31, 2015.  The increase in the first three months of 2016 resulted primarily from a $5.6 million commercial real estate loan unrelated to energy that was placed on nonaccrual during the quarter. The $5.6 million increase was partially offset by a $786,000 partial charge-off of an energy related relationship.

Allowance coverage for nonperforming loans was 37.7% at March 31, 2016 compared to 37.87% at December 31, 2015 and 124.17% at March 31, 2015.  The ALL/total loans ratio increased to 1.63% at March 31, 2016, compared to 1.50% at year-end 2015 and 1.23% at March 31, 2015.  Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 1.87% of loans at March 31, 2016.  The ratio of annualized net charge-offs to total loans was 0.47% for the three months ended March 31, 2016, compared to 0.92% for the three months ended December 31, 2015, and 0.36% for the three months ended March 31, 2015. Energy-related charge-offs totaled $786,000 in the first quarter of 2016.

Total nonperforming assets to total loans plus ORE and other assets repossessed increased to 4.64% at March 31, 2016 from 4.29% at December 31, 2015 and 1.34% at March 31, 2015.  Performing troubled debt restructurings (“TDRs”) totaled $5.7 million at March 31, 2016, compared to $164,000 at December 31, 2015 and $407,000 at March 31, 2015.  The $5.5 million of loans restructured during the first quarter of 2016 represented a single, energy-related relationship. Classified assets, including ORE, increased $16.3 million, or 21.3%, to $92.9 million at March 31, 2016 compared to $76.6 million at December 31, 2015. The increase in classified assets during the quarter ended March 31, 2016 is primarily due to the downgrade of two energy-related relationships totaling $11.5 million and the downgrade of two non energy-related loans totaling $3.8 million. Additional information regarding impaired loans is included in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $20.3 million in the ALL as of March 31, 2016 is sufficient to cover probable losses in the loan portfolio.

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

Non-GAAP Financial Measures

Certain financial information included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations is determined by methods other than in accordance with GAAP. Table 7 below presents a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures. These non-GAAP financial measures include “core net interest income”, “core net interest margin”, “diluted earnings per share, operating” and “operating earnings available to common shareholders”. “Core net interest income” is defined as net interest income excluding net purchase accounting adjustments. “Core net interest margin” is defined as core net interest income expressed as a percentage of average earnings assets. “Diluted earnings per share, operating” is defined as net earnings available to common shareholders adjusted for specified one-time items divided by diluted weighted-average shares. “Operating earnings available to common shareholders” is defined as net income available to common shareholders less tax-effected nonoperating income and expense items, including securities gains/losses.
We use non-GAAP measures because we believe they are useful for evaluating our financial condition and performance over periods of time, as well as in managing and evaluating our business and in discussions about our performance. We also believe these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial condition as well as comparison to financial results for prior periods. These results should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures that other companies may use.

Table 7 Reconciliation of Non-GAAP Financial Measures (in thousands except per share data)
		Three Months Ended March 31,
		2016	2015
Core Net Interest Margin

Net interest income (FTE)		18,625	19,565
Less purchase accounting adjustments		(565)	(465)
Core net interest income, net of purchase accounting adjustments	A	18,060	19,100

Total average earning assets		1,765,639	1,786,397
Add average balance of loan valuation discount		3,323	5,179
Average earnings assets, excluding loan valuation discount	B	1,768,962	1,791,576

Core net interest margin	A/B	4.11%	4.32%

Diluted Earnings Per Share, Operating

Diluted earnings per share		0.17	0.12
Effect of net gain on sale of securities, after-tax		—	(0.01)
Diluted earnings per share, operating		0.17	0.11

Operating Earnings Available to Common Shareholders

Net earnings available to common shareholders		1,922	1,318
Non-interest income adjustments:
Net gain on sale of securities, after-tax		—	(75)
Operating earnings available to common shareholders		1,922	1,243

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes from the information regarding market risk disclosed under the heading “Funding Sources - Interest Rate Sensitivity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

During the first quarter of 2016, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended March 31, 2016.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*
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

Date: May 10, 2016
/s/ C. R. Cloutier
C. R. Cloutier, President and CEO
(Principal Executive Officer)

/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)