Form 10-Q
period 2016-06-30
MIDSOUTH BANCORP INC
filed 2016-08-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
YES   ☐   NO   ☒

As of August 9, 2016, there were 11,362,705 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share data)
	June 30, 2016 (unaudited)	December 31, 2015 (audited)
Assets
Cash and due from banks, including required reserves of $6,871 and $8,522, respectively	$31,608	$37,170
Interest-bearing deposits in banks	65,144	48,331
Federal funds sold	1,783	3,700
Securities available-for-sale, at fair value (cost of $312,614 at June 30, 2016 and $317,375 at December 31, 2015)	318,239	318,159
Securities held-to-maturity (fair value of $112,273 at June 30, 2016 and $117,698 at December 31, 2015)	109,420	116,792
Other investments	11,036	11,188
Loans	1,262,389	1,263,645
Allowance for loan losses	(21,378)	(19,011)
Loans, net	1,241,011	1,244,634
Bank premises and equipment, net	68,468	69,105
Accrued interest receivable	6,485	6,594
Goodwill	42,171	42,171
Intangibles	5,175	5,728
Cash surrender value of life insurance	14,167	13,622
Other real estate	2,735	4,187
Other assets	5,082	6,352
Total assets	$1,922,524	$1,927,733

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$383,797	$374,261
Interest-bearing	1,176,269	1,176,589
Total deposits	1,560,066	1,550,850
Securities sold under agreements to repurchase	85,786	85,957
Short-term Federal Home Loan Bank advances	—	25,000
Long-term Federal Home Loan Bank advances	25,638	25,851
Junior subordinated debentures	22,167	22,167
Other liabilities	10,926	4,771
Total liabilities	1,704,583	1,714,596
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 91,100 and 91,200 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	9,110	9,120
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,362,705 and 11,362,150 shares issued and outstanding at June 30, 2016 and December 31, 2015	1,136	1,136
Additional paid-in capital	110,986	110,771
Unearned ESOP shares	(1,207)	(1,093)
Accumulated other comprehensive income	3,657	509
Retained earnings	62,259	60,694
Total shareholders’ equity	217,941	213,137
Total liabilities and shareholders’ equity	$1,922,524	$1,927,733

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$16,838	$18,268	$33,961	$36,322
Securities and other investments:
Taxable	1,940	1,853	3,976	3,778
Nontaxable	420	559	878	1,143
Federal funds sold	3	2	8	4
Time and interest bearing deposits in other banks	97	35	191	72
Other investments	90	81	178	160
Total interest income	19,388	20,798	39,192	41,479

Interest expense:
Deposits	903	921	1,810	1,868
Securities sold under agreements to repurchase	233	242	466	472
Other borrowings and payables	91	103	204	200
Junior subordinated debentures	170	151	337	301
Total interest expense	1,397	1,417	2,817	2,841

Net interest income	17,991	19,381	36,375	38,638
Provision for loan losses	2,300	1,100	5,100	7,100
Net interest income after provision for loan losses	15,691	18,281	31,275	31,538

Non-interest income:
Service charges on deposits	2,391	2,347	4,704	4,679
Gain on sale of securities, net	20	1,128	20	1,243
ATM and debit card income	1,668	1,655	3,277	3,284
Income from death benefit on BOLI	—	160	—	160
Other charges and fees	794	847	1,359	1,612
Total non-interest income	4,873	6,137	9,360	10,978

Non-interest expenses:
Salaries and employee benefits	8,182	8,197	16,172	16,139
Occupancy expense	3,667	3,865	7,264	7,550
ATM and debit card expense	792	693	1,577	1,356
Data processing	478	467	936	924
FDIC insurance	420	331	849	612
Legal and professional fees	436	382	819	727
Other	3,066	3,041	6,183	5,829
Total non-interest expenses	17,041	16,976	33,800	33,137
Income before income taxes	3,523	7,442	6,835	9,379
Income tax expense	1,030	2,343	1,993	2,789

Net earnings	2,493	5,099	4,842	6,590
Dividends on preferred stock	811	172	1,238	345
Net earnings available to common shareholders	$1,682	$4,927	$3,604	$6,245
Earnings per share:
Basic	$0.15	$0.43	$0.32	$0.55
Diluted	$0.15	$0.42	$0.32	$0.54
Weighted average number of shares outstanding:
Basic	11,255	11,324	11,258	11,321
Diluted	11,255	11,850	11,258	11,854
Dividends declared per common share	$0.09	$0.09	$0.18	$0.18

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited) (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$2,493	$5,099	$4,842	$6,590
Other comprehensive income (loss), net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains (losses) arising during the year	2,060	(2,971)	4,862	(1,270)
Less: reclassification adjustment for gains on sales of securities available-for-sale	(20)	(1,128)	(20)	(1,243)
Total other comprehensive income (loss), before tax	2,040	(4,099)	4,842	(2,513)
Income tax effect related to items of other comprehensive income (loss)	(714)	1,435	(1,694)	880
Total other comprehensive income (loss), net of tax	1,326	(2,664)	3,148	(1,633)
Total comprehensive income	$3,819	$2,435	$7,990	$4,957
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) For the Six Months Ended June 30, 2016 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance - December 31, 2015	123,200	$41,120	11,362,150	$1,136	$110,771	$(1,093)	$509	$60,694	$213,137
Net earnings	—	—	—	—	—	—	—	4,842	4,842
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	(1,238)	(1,238)
Dividends on common stock, $0.18 per share	—	—	—	—	—	—	—	(2,039)	(2,039)
Conversion of Series C preferred stock to common stock	(100)	(10)	555	—	10	—	—	—	—
Increase in ESOP obligation, net of repayments	—	—	—	—	—	(114)	—	—	(114)
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	—	—	—	—	39	—	—	—	39
Stock option and restricted stock compensation expense	—	—	—	—	123	—	—	—	123
ESOP compensation expense	—	—	—	—	(66)	—	—	—	(66)
Tax benefit for dividends paid to the ESOP	—	—	—	—	109	—	—	—	109
Change in accumulated other comprehensive income	—	—	—	—	—	—	3,148	—	3,148
Balance – June 30, 2016	123,100	$41,110	11,362,705	$1,136	$110,986	$(1,207)	$3,657	$62,259	$217,941

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$4,842	$6,590
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,964	3,107
Accretion of purchase accounting adjustments	(353)	(589)
Provision for loan losses	5,100	7,100
Deferred tax benefit	(330)	(683)
Amortization of premiums on securities, net	1,407	1,396
Stock option expense	97	170
Restricted stock expense	26	—
Excess of book value over market value of ESOP shares released	(66)	—
Net gain on sale of investment securities	(20)	(1,243)
Net loss (gain) on sale of other real estate owned	37	(10)
Net write down of other real estate owned	130	29
Net gain on sale/disposal of premises and equipment	(7)	(2)
Income recognized from death benefit on bank owned life insurance	—	(160)
Change in accrued interest receivable	109	(156)
Change in accrued interest payable	(13)	(23)
Change in other assets & other liabilities, net	4,898	(2,621)
Net cash provided by operating activities	18,821	12,905

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	32,205	39,780
Proceeds from maturities and calls of securities held-to-maturity	6,861	14,083
Proceeds from sale of securities available-for-sale	6,803	40,277
Purchases of securities available-for-sale	(35,123)	(105,486)
Proceeds from sale of other investments	600	349
Purchases of other investments	(448)	(957)
Net change in loans	(1,062)	(12,486)
Proceeds from bank owned life insurance death benefit	—	498
Purchases of premises and equipment	(2,360)	(2,438)
Proceeds from sale of premises and equipment	40	28
Proceeds from sale of other real estate owned	1,458	582
Net cash provided by (used in) investing activities	8,974	(25,770)

Cash flows from financing activities:
Change in deposits	9,240	(26,919)
Change in securities sold under agreements to repurchase	(171)	22,449
Borrowings on Federal Home Loan Bank advances	25,000	80,000
Repayments of Federal Home Loan Bank advances	(50,033)	(65,032)
Proceeds and tax benefit from exercise of stock options	—	99
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	39	420
Tax benefit for dividends paid to ESOP	109	—
Payment of dividends on preferred stock	(598)	(347)
Payment of dividends on common stock	(2,047)	(2,041)
Net cash (used in) provided by financing activities	(18,461)	8,629

Net increase (decrease) in cash and cash equivalents	9,334	(4,236)
Cash and cash equivalents, beginning of period	89,201	86,872
Cash and cash equivalents, end of period	$98,535	$82,636

Supplemental cash flow information:
Interest paid	$2,831	$2,864
Income taxes paid	1,963	5,180
Noncash investing and financing activities:
Transfer of loans to other real estate	173	909
Change in accrued common stock dividends	—	2
Change in accrued preferred stock dividends	640	(2)
Net change in loan to ESOP	(114)	(234)

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Notes to Interim Consolidated Financial Statements June 30, 2016 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of June 30, 2016 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

The results of operations for the six-month period ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

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

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was issued with the intention of improving financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets not recorded at fair value based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will be required to be implemented through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are effective. The effective date of this Update is for fiscal years beginning on or after December 15, 2019. The Company is evaluating the impact that ASU 2016-13 will have on its financial position, results of operations, and its financial statement disclosures.

2. Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$24,226	$577	$1	$24,802
GSE mortgage-backed securities	70,115	3,228	—	73,343
Collateralized mortgage obligations: residential	205,815	2,035	220	207,630
Collateralized mortgage obligations: commercial	3,858	—	29	3,829
Mutual funds	2,100	35	—	2,135
Corporate securities	6,500	—	—	6,500
	$312,614	$5,875	$250	$318,239

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$30,750	$770	$27	$31,493
GSE mortgage-backed securities	84,946	2,321	229	87,038
Collateralized mortgage obligations: residential	194,067	297	2,276	192,088
Collateralized mortgage obligations: commercial	5,512	1	65	5,448
Mutual funds	2,100	—	8	2,092
	$317,375	$3,389	$2,605	$318,159

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$43,232	$1,424	$1	$44,655
GSE mortgage-backed securities	50,301	1,444	—	51,745
Collateralized mortgage obligations: residential	9,942	—	65	9,877
Collateralized mortgage obligations: commercial	5,945	51	—	5,996
	$109,420	$2,919	$66	$112,273

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$43,737	$697	$6	$44,428
GSE mortgage-backed securities	55,696	705	131	56,270
Collateralized mortgage obligations: residential	10,803	—	361	10,442
Collateralized mortgage obligations: commercial	6,556	2	—	6,558
	$116,792	$1,404	$498	$117,698

With the exception of two private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $22,000 at June 30, 2016, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The amortized cost and fair value of debt securities at June 30, 2016 by contractual maturity are shown in the following table (in thousands) with the exception of other asset-backed securities, mortgage-backed securities, CMOs, and the collateralized debt obligation.   Expected maturities may differ from contractual maturities for mortgage-backed securities and CMOs because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$3,333	$3,384
Due after one year through five years	14,755	15,115
Due after five years through ten years	2,865	3,016
Due after ten years	3,273	3,287
Mortgage-backed securities and collateralized mortgage obligations:
Residential	275,930	280,973
Commercial	3,858	3,829
Mutual funds	2,100	2,135
Corporate securities	6,500	6,500
	$312,614	$318,239

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$2,475	$2,477
Due after one year through five years	5,374	5,507
Due after five years through ten years	9,419	9,770
Due after ten years	25,964	26,901
Mortgage-backed securities and collateralized mortgage obligations:
Residential	60,243	61,622
Commercial	5,945	5,996
	$109,420	$112,273

Details concerning investment securities with unrealized losses are as follows (in thousands):

	June 30, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$762	$1	$—	$—	$762	$1
Collateralized mortgage obligations: residential	22,419	65	12,815	155	35,234	220
Collateralized mortgage obligations: commercial	1,205	4	2,624	25	3,829	29
	$24,386	$70	$15,439	$180	$39,825	$250

	December 31, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$1,192	$27	$—	$—	$1,192	$27
GSE mortgage-backed securities	21,607	229	—	—	21,607	229
Collateralized mortgage obligations: residential	140,999	1,207	30,029	1,069	171,028	2,276
Collateralized mortgage obligations: commercial	—	—	2,946	65	2,946	65
Other asset-backed securities	2,092	8	—	—	2,092	8
	$165,890	$1,471	$32,975	$1,134	$198,865	$2,605

	June 30, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$—	$—	$505	$1	$505	$1
Collateralized mortgage obligations: residential	—	—	9,876	65	9,876	65
	$—	$—	$10,381	$66	$10,381	$66

	December 31, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$541	$1	$505	$5	$1,046	$6
GSE mortgage-backed securities	—	—	7,021	131	7,021	131
Collateralized mortgage obligations: residential	—	—	10,442	361	10,442	361
	$541	$1	$17,968	$497	$18,509	$498

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

As of June 30, 2016, 17 securities had unrealized losses totaling 0.63% of the individual securities’ amortized cost basis and 0.07% of the Company’s total amortized cost basis.  Of the 17 securities, 10 had been in an unrealized loss position for over twelve months at June 30, 2016.  These 10 securities had an amortized cost basis and unrealized loss of $26.1 million and $246,000, respectively.  The unrealized losses on debt securities at June 30, 2016 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At June 30, 2016, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended June 30, 2016.

During the six months ended June 30, 2016, the Company sold 2 securities classified as available-for-sale at a gross gain of $20,000. During the six months ended June 30, 2015, the Company sold 21 securities classified as available-for-sale at a net gain of $1.2 million. Of the 21 securities sold, 11 were sold with gains totaling $1.4 million and 10 securities were sold at a loss of $135,000.

Securities with an aggregate carrying value of approximately $307.2 million and $285.4 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Commercial, financial and agricultural	$456,264	$454,028
Real estate – construction	96,331	74,952
Real estate – commercial	463,142	471,141
Real estate – residential	148,379	149,064
Installment loans to individuals	94,522	111,009
Lease financing receivable	1,641	1,968
Other	2,110	1,483
	1,262,389	1,263,645
Less allowance for loan losses	(21,378)	(19,011)
	$1,241,011	$1,244,634

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At June 30, 2016, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $249.8 million, or 19.8% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At June 30, 2016, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $540.0 million.  Of the $540.0 million, $463.1 million represent CRE loans, 55% of which are secured by owner-occupied commercial properties.  Of the $540.0 million in loans secured by commercial real estate, $27.3 million, or 5.1%, were on nonaccrual status at June 30, 2016.

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

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate any subsequently required allowance for loan losses for acquired loans not deemed credit-

impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance and then compared to any remaining unaccreted purchase discount. To the extent that the calculated loss is greater than the remaining unaccreted purchase discount, an allowance is recorded for such difference.

The Company has an internal loan review department that is independent of the lending function to challenge and corroborate the loan grade assigned by the lender and to provide additional analysis in determining the adequacy of the allowance for loan losses.

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the six months ended June 30, 2016 and 2015 is as follows (in thousands):

	June 30, 2016
		Real Estate
	Coml, Fin, and Agric	Constru-ction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$11,268	$819	$4,614	$816	$1,468	$14	$12	$19,011
Charge-offs	(2,373)	—	(12)	(23)	(611)	—	—	(3,019)
Recoveries	120	—	84	4	78	—	—	286
Provision	5,013	(405)	162	(134)	464	(3)	3	5,100
Ending balance	$14,028	$414	$4,848	$663	$1,399	$11	$15	$21,378
Ending balance: individually evaluated for impairment	$1,027	$—	$2,260	$251	$265	$—	$—	$3,803
Ending balance: collectively evaluated for impairment	$13,001	$414	$2,588	$412	$1,134	$11	$15	$17,575

Loans:
Ending balance	$456,264	$96,331	$463,142	$148,379	$94,522	$1,641	$2,110	$1,262,389
Ending balance: individually evaluated for impairment	$29,688	$34	$27,292	$2,322	$471	$—	$—	$59,807
Ending balance: collectively evaluated for impairment	$426,576	$96,297	$435,255	$145,981	$94,051	$1,641	$2,110	$1,201,911
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$595	$76	$—	$—	$—	$671

	June 30, 2015
		Real Estate
	Coml, Fin, and Agric	Constr-uction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$5,729	$954	$2,402	$810	$1,311	$16	$4	$11,226
Charge-offs	(1,855)	(6)	(48)	(37)	(537)	—	—	(2,483)
Recoveries	144	—	14	5	42	—	—	205
Provision	5,074	20	1,560	608	(173)	9	2	7,100
Ending balance	$9,092	$968	$3,928	$1,386	$643	$25	$6	$16,048
Ending balance: individually evaluated for impairment	$889	$—	$1,123	$107	$156	$—	$—	$2,275
Ending balance: collectively evaluated for impairment	$8,203	$968	$2,805	$1,279	$487	$25	$6	$13,773

Loans:
Ending balance	$471,397	$79,176	$469,022	$153,820	$113,626	$5,561	$1,790	$1,294,392
Ending balance: individually evaluated for impairment	$23,750	$531	$18,423	$1,823	$324	$—	$—	$44,851
Ending balance: collectively evaluated for impairment	$447,647	$78,645	$449,957	$151,912	$113,302	$5,561	$1,790	$1,248,814
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$642	$85	$—	$—	$—	$727

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$4,936	$2,963	$23,535	$31,434	$424,830	$456,264	$34
Real estate - construction	24	649	10	683	95,648	96,331	—
Real estate - commercial	3,642	254	21,426	25,322	437,820	463,142	—
Real estate - residential	1,054	670	1,739	3,463	144,916	148,379	—
Installment loans to individuals	886	132	434	1,452	93,070	94,522	22
Lease financing receivable	—	—	—	—	1,641	1,641	—
Other loans	94	7	—	101	2,009	2,110	—
	$10,636	$4,675	$47,144	$62,455	$1,199,934	$1,262,389	$56

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,362	$2,317	$25,696	$29,375	$424,653	$454,028	$59
Real estate - construction	1,047	—	12	1,059	73,893	74,952	—
Real estate - commercial	1,164	514	19,512	21,190	449,951	471,141	—
Real estate - residential	1,703	367	1,563	3,633	145,431	149,064	19
Installment loans to individuals	1,022	244	409	1,675	109,334	111,009	69
Lease financing receivable	—	—	—	—	1,968	1,968	—
Other loans	101	4	—	105	1,378	1,483	—
	$6,399	$3,446	$47,192	$57,037	$1,206,608	$1,263,645	$147

Non-accrual loans are as follows (in thousands):

	June 30, 2016	December 31, 2015
Commercial, financial, and agricultural	$29,676	$27,705
Real estate - construction	34	37
Real estate - commercial	27,300	19,907
Real estate - residential	2,384	1,998
Installment loans to individuals	471	404
Lease financing receivable	—	—
Other	—	—
	$59,865	$50,051

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $1.6 million and $851,000 for the six months ended June 30, 2016 and 2015, respectively.  Interest actually received on non-accrual loans subsequent to their transfer to non-accrual status totaled at June 30, 2016 and 2015 was $70,000 and $13,000, respectively.

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

 Loans that are individually evaluated for impairment are as follows (in thousands):

	June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$26,830	$27,313	$—	$26,447	$127
Real estate - construction	34	34	—	34	—
Real estate - commercial	8,743	8,743	—	8,154	404
Real estate - residential	1,349	1,349	—	1,265	3
Installment loans to individuals	30	30	—	27	—
Subtotal:	36,986	37,469	—	35,927	534
With an allowance recorded:
Commercial, financial, and agricultural	2,858	2,858	1,027	2,729	14
Real estate - commercial	18,549	18,549	2,260	19,248	28
Real estate - residential	973	973	251	1,011	—
Installment loans to individuals	441	455	265	462	1
Subtotal:	22,821	22,835	3,803	23,450	43
Totals:
Commercial	56,980	57,463	3,287	56,578	573
Construction	34	34	—	34	—
Residential	2,322	2,322	251	2,276	3
Consumer	471	485	265	489	1
Grand total:	$59,807	$60,304	$3,803	$59,377	$577

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$22,529	$22,793	$—	$11,484	$745
Real estate - construction	37	37	—	45	—
Real estate - commercial	5,886	5,886	—	3,903	97
Real estate - residential	1,365	1,385	—	954	17
Installment loans to individuals	34	34	—	56	—
Subtotal:	29,851	30,135	—	16,442	859
With an allowance recorded:
Commercial, financial, and agricultural	5,189	6,373	961	3,704	138
Real estate - commercial	14,004	14,004	1,585	9,236	161
Real estate - residential	538	538	160	533	7
Installment loans to individuals	370	384	221	334	8
Subtotal:	20,101	21,299	2,927	13,807	314
Totals:
Commercial	47,608	49,056	2,546	28,327	1,141
Construction	37	37	—	45	—
Residential	1,903	1,923	160	1,487	24
Consumer	404	418	221	390	8
Grand total:	$49,952	$51,434	$2,927	$30,249	$1,173

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

The following tables present the classes of loans by risk rating (in thousands):

	June 30, 2016
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$372,933	$399,866	$772,799	84.06%
Special mention		32,211	26,353	58,564	6.37%
Substandard		50,896	36,923	87,819	9.55%
Doubtful		224	—	224	0.02%
		$456,264	$463,142	$919,406	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$96,117	99.78%
Special mention				—	—%
Substandard				214	0.22%
				$96,331	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$144,523	97.40%
Special mention				202	0.14%
Substandard				3,654	2.46%
				$148,379	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$94,029	$1,641	$2,110	$97,780	99.50%
Nonperforming	493	—	—	493	0.50%
	$94,522	$1,641	$2,110	$98,273	100.00%

	December 31, 2015
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$383,897	$412,141	$796,038	86.04%
Special mention		32,506	28,217	60,723	6.55%
Substandard		37,353	30,783	68,136	7.36%
Doubtful		272	—	272	0.03%
		$454,028	$471,141	$925,169	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$74,794	99.79%
Special mention				34	0.04%
Substandard				124	0.17%
				$74,952	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$144,704	97.08%
Special mention				1,225	0.82%
Substandard				3,135	2.10%
				$149,064	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$110,536	$1,968	$1,483	$113,987	99.59%
Nonperforming	473	—	—	473	0.41%
	$111,009	$1,968	$1,483	$114,460	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	June 30, 2016
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$14	$—	$24,652	$24,666
Real estate – commercial	140	—	1,572	1,712
	$154	$—	$26,224	$26,378

	December 31, 2015
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$16	$—	$20,865	$20,881
Real estate – commercial	—	148	—	148
	$16	$148	$20,865	$21,029

During the three months ended June 30, 2016, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the three months ended June 30, 2015, there was one loan relationship with a pre-modification balance of $21.4 million identified as a TDR after conversion of the loans to interest only for a limited amount of time, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the six months ended June 30, 2016, there was one loan relationship with a pre-modification balance of $5.5 million identified as a TDR after conversion of the loans to interest only for a limited amount of time. Subsequent to its conversion to TDR status, this one TDR totaling $5.5 million defaulted on the modified terms during the six months ended June 30, 2016. During the six months ended June 30, 2015, there was one loan relationship with a pre-modification balance of $21.4 million identified as a TDR after conversion of the loans to interest only for a limited amount of time, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of June 30, 2016, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Intangibles

A summary of core deposit intangible assets as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(6,499)	(5,946)
Net carrying amount	$5,175	$5,728

5. Other Comprehensive Income (Loss)

The following is a summary of the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended June 30,
	2016			2015
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gains (losses) during period	$2,060	$(721)	$1,339	$(2,971)	$1,040	$(1,931)
Reclassification adjustment for gains included in net income	(20)	7	(13)	(1,128)	395	(733)
Total other comprehensive income (loss)	$2,040	$(714)	$1,326	$(4,099)	$1,435	$(2,664)

	Six Months Ended June 30,
	2016			2015
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gains (losses) during period	$4,862	$(1,701)	$3,161	$(1,270)	$445	$(825)
Reclassification adjustment for gains included in net income	(20)	7	(13)	(1,243)	435	(808)
Total other comprehensive income (loss)	$4,842	$(1,694)	$3,148	$(2,513)	$880	$(1,633)

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended June 30,
	2016		2015
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(20)	Gain on sale of securities, net	$(1,128)	Gain on sale of securities, net
	7	Tax expense	395	Tax expense
	$(13)	Net of tax	$(733)	Net of tax

	Six Months Ended June 30,
	2016		2015
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(20)	Gain on sale of securities, net	$(1,243)	Gain on sale of securities, net
	7	Tax expense	435	Tax expense
	$(13)	Net of tax	$(808)	Net of tax

6. Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings available to common shareholders	$1,682	$4,927	$3,604	$6,245
Dividends on Series C preferred stock	—	92	—	185
Adjusted net earnings available to common shareholders	$1,682	$5,019	$3,604	$6,430
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,255	11,324	11,258	11,321
Effect of dilutive securities:
Stock options	—	17	—	23
Convertible preferred stock and warrants	—	509	—	510
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	11,255	11,850	11,258	11,854

Following is a summary of the securities that were excluded from the computation of diluted earnings per share because the effects of the shares were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	319	130	324	130
Restricted stock	11	—	11	—
Shares subject to the outstanding warrant issued in connection with the CPP transaction	104	104	104	—
Convertible preferred stock	507	—	507	—

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at June 30, 2016
Description	June 30, 2016	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$24,802	$—	$24,802	$—
GSE mortgage-backed securities	73,343	—	73,343	—
Collateralized mortgage obligations: residential	207,630	—	207,630	—
Collateralized mortgage obligations: commercial	3,829	—	3,829	—
Mutual funds	2,135	2,135	—	—
Corporate securities	6,500	—	6,500	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2015
Description	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	31,493	—	31,493	—
GSE mortgage-backed securities	87,038	—	87,038	—
Collateralized mortgage obligations: residential	192,088	—	192,088	—
Collateralized mortgage obligations: commercial	5,448	—	5,448	—
Mutual funds	2,092	2,092	—	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also Level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at June 30, 2016
Description	June 30, 2016	Level 1	Level 2	Level 3
Impaired loans	$19,474	$—	$19,474	$—
Other real estate	2,735	—	2,735	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2015
Description	December 31, 2015	Level 1	Level 2	Level 3
Impaired loans	$17,487	$—	$17,487	$—
Other real estate	4,187	—	4,187	—

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at June 30, 2016 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$98,535	$98,535	$—	$—
Securities available-for-sale	318,239	2,135	316,104	—
Securities held-to-maturity	109,420	—	112,273	—
Other investments	11,036	11,036	—	—
Loans, net	1,241,011	—	19,474	1,228,352
Cash surrender value of life insurance policies	14,167	—	14,167	—
Financial liabilities:
Non-interest-bearing deposits	383,797	—	383,797	—
Interest-bearing deposits	1,176,269	—	1,013,360	162,694
Securities sold under agreements to repurchase	85,786	85,786	—	—
Long-term Federal Home Loan Bank advances	25,638	—	—	26,408
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$89,201	$89,201	$—	$—
Securities available-for-sale	318,159	2,092	316,067	—
Securities held-to-maturity	116,792	—	117,698	—
Other investments	11,188	11,188	—	—
Loans, net	1,244,634	—	17,487	1,232,497
Cash surrender value of life insurance policies	13,622	—	13,622	—
Financial liabilities:
Non-interest-bearing deposits	374,261	—	374,261	—
Interest-bearing deposits	1,176,589	—	1,007,137	168,633
Securities sold under agreements to repurchase	85,957	85,957	—	—
Short-term Federal Home Loan Bank advances	25,000	—	25,000	—
Long-term Federal Home Loan Bank advances	25,851	—	—	26,508
Junior subordinated debentures	22,167	—	22,167	—

8. Subsequent Events

On August 8, 2016, the Company issued a press release announcing that as part of its ongoing succession planning strategy, the Board of Directors of MidSouth Bank approved the promotion of Troy Cloutier to Chief Executive Officer of MidSouth Bank, effective November 1, 2016. Mr. Cloutier has served as President of Midsouth Bank for the past year and previously held the position of Chief Banking Officer and Senior Executive Vice President since January 2011. As President and CEO, he will assume more responsibility for managing the daily operations of MidSouth Bank's two-state franchise. Rusty Cloutier will remain President and CEO of MidSouth Bancorp, Inc.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company”) is a financial holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly owned subsidiary bank, MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in Louisiana and south and central Texas with 57 locations and are connected to a worldwide ATM network that provides customers with access to more than 55,000 surcharge-free ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

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

Results of Operations

For the Three Months Ended June 30, 2016 and 2015

Net earnings available to common shareholders totaled $1.7 million for the second quarter of 2016, compared to net earnings available to common shareholders of $4.9 million reported for the second quarter of 2015.  Diluted earnings for the second quarter of 2016 were $0.15 per common share, compared to $0.42 per common share reported for the second quarter of 2015.  The second quarter of 2015 included gain on sales of securities of $1.1 million and income from a death benefit on bank owned life insurance of $160,000. Excluding this non-operating income, operating earnings per share for the second quarter of 2015 was $0.35.

Fully taxable-equivalent ("FTE") net interest income was $18.2 million for the second quarter of 2016, a $1.5 million decrease compared to $19.7 million for the second quarter of 2015. Our annualized net interest margin, on a FTE basis, was 4.17% for the three months ended June 30, 2016, compared to 4.38% for the same period in 2015. Excluding the impact of purchase accounting adjustments, the FTE margin decreased 13 basis points, from 4.21% to 4.08% for the three months ended June 30, 2015 and 2016, respectively.

Excluding non-operating income of $20,000 for the second quarter of 2016 and $1.3 million for the second quarter of 2015, noninterest income decreased $4,000 in quarterly comparison.

Noninterest expenses increased $65,000 in quarterly comparison and consisted primarily of a $99,000 increase in ATM and debit card processing fees, an $89,000 increase in FDIC premiums and a $54,000 increase in legal and professional fees, which were partially offset by a $198,000 decrease in occupancy expense. The provision for loan losses increased $1.2 million in quarterly comparison, from $1.1 million for the three months ended June 30, 2015 to $2.3 million for the three months ended June 30, 2016. Income tax expense decreased $1.3 million in quarterly comparison.

Dividends on the Series B Preferred Stock issued to the Treasury as a result of our participation in the Small Business Lending Fund (“SBLF”) totaled $720,000 for the second quarter of 2016 based on a dividend rate of 9%. The dividend rate increased to 9% on February 25, 2016. Dividends on the Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation totaled $91,000 for the three months ended June 30, 2016.

For the Six Months Ended June 30, 2016 and 2015

For the six months ended June 30, 2016, net earnings available to common shareholders totaled $3.6 million, a $2.6 million decrease compared to $6.2 million for the same period in 2015.  Diluted earnings for the first six months of 2016 were $0.32 per common share, compared to $0.54 per common share reported for the first six months of 2015.  The first six months of 2015 included gain on sales of securities of $1.2 million and income from a death benefit on bank owned life insurance of $160,000. Excluding this non-operating income, operating earnings per share for the first six months of 2015 was $0.46.

Fully taxable-equivalent ("FTE") net interest income was $36.8 million for the six months ended June 30, 2016, a $2.4 million decrease compared to $39.2 million for the six months ended June 30, 2015. Our annualized net interest margin, on a FTE basis, was 4.41% for the six months ended June 30, 2016, compared to 4.21% for the same period in 2016. Excluding the impact of purchase accounting adjustments, the FTE margin decreased 18 basis points, from 4.27% to 4.09% for the six months ended June 30, 2015 and 2016, respectively.

Excluding non-operating income of $20,000 for the first six months of 2016 and $1.4 million for the first six months of 2015, noninterest income decreased $235,000 in year-to-date comparison and consisted primarily of a $66,000 decrease in mortgage banking fees and an $88,000 decrease in letter of credit income.

Noninterest expenses for the six months ended June 30, 2016 increased $663,000 compared to the same period in 2015 and consisted primarily of a $$221,000 increase in ATM and debit card expense and a $237,000 increase in FDIC premiums. The provision for loan losses decreased $2.0 million in year-to-date comparison, from $7.1 million for the six months ended June 30, 2015 to $5.1 million for the six months ended June 30, 2016. Income tax expense decreased $796,000 in year-to-date comparison.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.17% and 4.38% for the three months ended June 30, 2016 and 2015, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015, respectively.

Fully taxable-equivalent (“FTE”) net interest income totaled $18.2 million and $19.7 million for the quarters ended June 30, 2016 and 2015, respectively.  The FTE net interest income decreased $1.5 million in prior year quarterly comparison primarily due to a $1.4 million decrease in interest income on loans. Interest income on loans decreased due to a $56.2 million decrease in the average balance of loans, as well a decrease in the average yield on loans of 19 basis points, from 5.58% to 5.39%. The purchase accounting adjustments added 9 basis points to the average yield on loans for the second quarter of 2016 and 19 basis points to the average yield on loans for the second quarter of 2015. Excluding the impact of the purchase accounting adjustments, average loan yields declined 9 basis points in prior year quarterly comparison, from 5.39% to 5.30%. Loan yields have declined primarily as the result of a sustained low interest rate environment and a higher volume of loans on nonaccrual status.

Investment securities totaled $427.7 million, or 22.2% of total assets at June 30, 2016, versus $426.9 million, or 21.9% of total assets at June 30, 2015. The investment portfolio had an effective duration of 2.9 years and a net unrealized gain of $5.6 million at June 30, 2016. The average volume of investment securities decreased $11.1 million in prior year quarterly comparison. The average tax equivalent yield on investment securities decreased 5 basis points, from 2.57% to 2.52%.

The average yield on all earning assets decreased 20 basis points in prior year quarterly comparison, from 4.69% for the second quarter of 2015 to 4.49% for the second quarter of 2016. Excluding the impact of purchase accounting adjustments, the average yield on total earning assets decreased 12 basis points, from 4.55% to 4.43% for the three month periods ended June 30, 2015 and 2016, respectively.

Interest expense decreased $20,000 in prior year quarterly comparison. Decreases in interest expenses included an $18,000 decrease in interest expense on deposits, a $13,000 increase in short-term FHLB advances and a $9,000 decrease in securities sold under agreements to repurchase. These decreases were partially offset by a $19,000 increase in interest expense on junior subordinated debentures. Excluding purchase accounting adjustments on acquired certificates of deposit and FHLB borrowings, the average rate paid on interest-bearing liabilities was 0.46% for the three months ended June 30, 2016 and 2015.

Long-term FHLB advances totaled $25.6 million at June 30, 2016, compared to $25.9 million at December 31, 2015.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from July 2016 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin decreased 21 basis points, from 4.38% for the second quarter of 2015 to 4.17% for the second quarter of 2016. Excluding purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin decreased 13 basis points, from 4.21% for the second quarter of 2015 to 4.08% for the second quarter of 2016.

In year-to-date comparison, FTE net interest income decreased $2.4 million primarily due to a $2.4 million decrease in interest income on loans. The average volume of loans decreased $50.9 million in year-over-year comparison, and the average yield on loans decreased 17 basis points, from 5.61% to 5.44%. The average volume of investment securities decreased $1.4 million in year-over-year comparison, and the average yield on investment securities decreased 9 basis points for the same period. The average yield on earning assets decreased in year-over-year comparison, from 4.73% at June 30, 2015 to 4.53% at June 30, 2016. The purchase accounting adjustments added 16 basis points to the average yield on loans for the six months ended June 30, 2015 and 12 basis points for the six months ended June 30, 2016. Net of purchase accounting adjustments, the average yield on earning assets decreased 17 basis points, from 4.61% at June 30, 2015 to 4.44% at June 30, 2016.

Interest expense decreased $24,000 in year-over-year comparison. A $58,000 decrease in interest expense on deposits was partially offset by a $36,000 increase in interest expense on junior subordinated debentures. The average rate paid on interest-bearing liabilities remained unchanged at 0.43% for the six months ended June 30, 2016 and 2015. Net of purchase accounting adjustments, the average rate paid on interest-bearing liabilities remained unchanged at 0.46% for the same period. The FTE net interest margin decreased 20 basis points, from 4.41% for the six months ended June 30, 2015 to 4.21% for the six months ended June 30, 2016. Net of purchase accounting adjustments, the FTE net interest margin decreased 18 basis points, from 4.27% to 4.09% for the six months ended June 30, 2015 and 2016, respectively, primarily due to a decline in the average rate earned on loans.

Table 1 Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended June 30,
	2016			2015
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$349,433	$1,940	2.22%	$345,108	$1,853	2.15%
Tax exempt[2]	60,972	641	4.21%	76,433	854	4.47%
Total investment securities	410,405	2,581	2.52%	421,541	2,707	2.57%
Federal funds sold	3,655	3	0.32%	3,228	2	0.25%
Time and interest bearing deposits in other banks	76,042	97	0.50%	56,110	35	0.25%
Other investments	11,232	90	3.21%	10,057	81	3.22%
Total loans[3]	1,256,133	16,838	5.39%	1,312,359	18,268	5.58%
Total earning assets	1,757,467	19,609	4.49%	1,803,295	21,093	4.69%
Allowance for loan losses	(19,910)			(15,681)
Nonearning assets	183,447			188,960
Total assets	$1,921,004			$1,976,574

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,176,387	$903	0.31%	$1,181,381	$921	0.31%
Securities sold under repurchase agreements	85,479	233	1.10%	84,545	242	1.15%
Federal funds purchased	2	—	—	—	—	—%
Short-term FHLB advances	—	—	—%	30,604	13	0.17%
Long-term FHLB advances	25,687	91	1.40%	26,114	90	1.36%
Junior subordinated debentures	22,167	170	3.03%	22,167	151	2.69%
Total interest bearing liabilities	1,309,722	1,397	0.43%	1,344,811	1,417	0.42%
Demand deposits	386,293			411,937
Other liabilities	7,877			7,714
Shareholders’ equity	217,112			212,112
Total liabilities and shareholders’ equity	$1,921,004			$1,976,574

Net interest income and net interest spread		$18,212	4.06%		$19,676	4.27%
Net interest margin			4.17%			4.38%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $221,000 for 2016 and $295,000 for 2015 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $1,232,000 for 2016 and $1,189,000 for 2015. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Consolidated Average Balances, Interest and Rates (in thousands)
	Six Months Ended June 30,
	2016			2015
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$354,028	$3,976	2.25%	$340,749	$3,778	2.22%
Tax exempt[2]	62,971	1,340	4.26%	77,683	1,746	4.50%
Total investment securities	416,999	5,316	2.55%	418,432	5,524	2.64%
Federal funds sold	3,749	8	0.42%	3,521	4	0.23%
Time and interest bearing deposits in other banks	75,157	191	0.50%	57,659	72	0.25%
Other investments	11,210	178	3.18%	9,906	160	3.23%
Total loans[3]	1,254,438	33,961	5.44%	1,305,377	36,322	5.61%
Total earning assets	1,761,553	39,654	4.53%	1,794,895	42,082	4.73%
Allowance for loan losses	(19,704)			(13,325)
Nonearning assets	184,605			189,990
Total assets	$1,926,454			$1,971,560

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,178,484	$1,810	0.31%	$1,186,704	$1,868	0.32%
Securities sold under repurchase agreements	85,618	466	1.09%	82,101	472	1.16%
Federal funds purchased	1	—	—	—	—	—%
Short-term FHLB advances	11,401	23	0.40%	27,818	21	0.15%
Long-term FHLB advances	25,740	181	1.39%	26,166	179	1.36%
Junior subordinated debentures	22,167	337	3.01%	22,167	301	2.70%
Total interest bearing liabilities	1,323,411	2,817	0.43%	1,344,956	2,841	0.43%
Demand deposits	378,966			406,035
Other liabilities	7,222			8,520
Shareholders’ equity	216,855			212,049
Total liabilities and shareholders’ equity	$1,926,454			$1,971,560

Net interest income and net interest spread		$36,837	4.10%		$39,241	4.30%
Net interest margin			4.21%			4.41%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $462,000 for 2016 and $603,000 for 2015 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $2,423,000 for 2016 and $2,551,000 for 2015. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended June 30, 2016 compared to June 30, 2015
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$87	$23	$64
Tax exempt	(213)	(165)	(48)
Federal funds sold	1	—	1
Time and interest bearing deposits in other banks	62	16	46
Other investments	9	9	—
Loans, including fees	(1,430)	(793)	(637)
Total	(1,484)	(910)	(574)

Interest paid on:
Interest bearing deposits	(18)	(5)	(13)
Securities sold under repurchase agreements	(9)	3	(12)
Federal funds purchased	—	—	—
Short-term FHLB advances	(13)	(13)	—
Long-term FHLB advances	1	(1)	2
Junior subordinated debentures	19	—	19
Total	(20)	(16)	(4)
Taxable-equivalent net interest income	$(1,464)	$(894)	$(570)
Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Six Months Ended June 30, 2016 compared to June 30, 2015
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$198	$149	$49
Tax exempt	(406)	(317)	(89)
Federal funds sold	4	—	4
Time and interest bearing deposits in other banks	119	28	91
Other investments	18	21	(3)
Loans, including fees	(2,361)	(1,398)	(963)
Total	(2,428)	(1,517)	(911)

Interest paid on:
Interest bearing deposits	(58)	(13)	(45)
Securities sold under repurchase agreements	(6)	20	(26)
Federal funds purchased	—	—	—
Short-term FHLB advances	2	(17)	19
Long-term FHLB advances	2	(1)	3
Junior subordinated debentures	36	—	36
Total	(24)	(11)	(13)
Taxable-equivalent net interest income	$(2,404)	$(1,506)	$(898)
Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Total non-interest income was $4.9 million and $9.4 million for the three and six-month periods ended June 30, 2016, compared to $6.1 million and $11.0 million for the same periods in 2015. Our recurring non-interest income includes service charges on deposit accounts, ATM and debit card income, mortgage lending and increase in cash value of life insurance.

Table 5 presents non-interest income for the three and six-month periods ended June 30, 2016 and 2015.

Table 5 Non-Interest Income (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service charges on deposit accounts	$2,391	$2,347	$4,704	$4,679
ATM and debit card income	1,668	1,655	3,277	3,284
Gain on securities, net	20	1,128	20	1,243
Mortgage lending	123	145	232	298
Increase in cash value of life insurance	74	87	145	178
Income from death benefit on BOLI	—	160	—	160
Credit card income	89	103	188	208
Letter of credit income	—	2	1	89
Other	508	510	793	839
Total non-interest income	$4,873	$6,137	$9,360	$10,978

Non-interest income decreased $1.3 million in quarterly comparison, from $6.1 million for the three months ended June 30, 2015 to $4.9 million for the three months ended June 30, 2016. The second quarter of 2016 included non-operating income of $20,000 in gain on sales of securities, and the second quarter of 2015 included non-operating income of $1.1 million of gain on sales of securities and $160,000 of income from a death benefit on bank owned life insurance. Excluding these non-operating revenues, non-interest income increased $4,000 in quarterly comparison.

Non-interest income decreased $1.6 million in year-to-date comparison, from $11.0 million for the six months ended June 30, 2015 to $9.4 million for the six months ended June 30, 2016.  Excluding second quarter 2016 and 2015 non-operating revenues as well as $115,000 of net gain on sales of securities from the first quarter of 2015, non-interest income decreased $235,000 in quarterly comparison. Decreases in non-interest income consisted primarily of $66,000 in mortgage banking fees and $88,000 in letter of credit income.

Non-interest Expense

Total non-interest expense was $17.0 million and $33.8 million for the three and six-month periods ended June 30, 2016, compared to $17.0 million and $33.1 million for the same periods in 2015. Our recurring non-interest expense consists of salaries and employee benefits, occupancy expense, ATM and debit card expense and other operating expenses.

Table 6 presents non-interest expense for the three and six-month periods ended June 30, 2016 and 2015.

Table 6 Non-Interest Expense (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Salaries and employee benefits	$8,182	$8,197	$16,172	$16,139
Occupancy expense	3,667	3,865	7,264	7,550
ATM and debit card	792	693	1,577	1,356
Legal and professional fees	436	382	819	727
FDIC premiums	420	331	849	612
Marketing	351	417	732	704
Corporate development	419	387	754	707
Data processing	478	467	936	924
Printing and supplies	223	255	411	480
Expenses on ORE, net	36	85	230	98
Amortization of core deposit intangibles	276	276	553	553
Other non-interest expense	1,761	1,621	3,503	3,287
Total non-interest income	$17,041	$16,976	$33,800	$33,137

Non-interest expenses increased $65,000 in quarterly comparison and consisted primarily of a $99,000 increase in ATM and debit card processing fees, an $89,000 increase in FDIC premiums and a $54,000 increase in legal and professional fees, which were partially offset by a $198,000 decrease in occupancy expense. Non-interest expenses increased $663,000 in year-to-date comparison and primarily included $221,000 in ATM and debit card processing fees, $237,000 in FDIC premiums, $92,000 in legal and professional fees and $132,000 in net expenses on ORE.

Salaries and employee benefits costs decreased $15,000 in prior year quarterly comparison. A decrease in salaries and payroll tax expense was largely offset by a $185,000 increase in group health costs. A reduction in the number of full-time equivalent (“FTE”) employees from 541 FTE employees at June 30, 2015 to 521 FTE employees at June 30, 2016 reduced salaries and payroll tax expense by $135,000 year-over-year.  The 20 FTE employee decrease was achieved primarily through attrition and process improvement initiatives over the twelve month period. A decrease of $58,000 in stock compensation expense in prior year quarterly comparison also contributed to the decrease in salaries and employee benefits costs. Salaries and employee benefits costs increased $33,000 in year-to-date comparison. A $356,000 increase in group health costs was partially offset by a $323,000 decrease in salaries, payroll tax and other benefits expense.

ATM and debit card expense increased $99,000 in prior year quarterly comparison and was primarily driven by a $93,000 increase in losses on ATM/debit card processing. A $221,000 increase in ATM and debit card expense in year-to-date comparison was primarily driven by a $235,000 increase in losses on ATM/debit card processing for the same period. Losses on ATM/debit card processing for the six months ended June 30, 2015 included a $55,000 insurance reimbursement for losses sustained in 2014. Excluding this insurance reimbursement, ATM and debit card expenses increased $166,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 and losses on ATM/debit card processing increased $180,000 for the same period.

FDIC premiums increased $89,000 in prior year quarterly comparison and $237,000 in year-to-date comparison, primarily due to an increase in our nonperforming loans. Occupancy expense decreased $198,000 in in quarterly comparison and $286,000 in year-to-date comparison primarily as a result of lower lease expense and maintenance costs.

Analysis of Balance Sheet

Total consolidated assets remained constant at $1.9 billion for the quarters ended June 30, 2016 and December 31, 2015.  Deposits increased $9.2 million from year-end 2015.  Our stable core deposit base, which excludes time deposits, totaled $1.4 billion at June 30, 2016 and December 31, 2015 and accounted for 89.5% of deposits compared to 89.1% of deposits, respectively.

Securities available-for-sale totaled $318.2 million at June 30, 2016, an increase of $80,000 from December 31, 2015.  Securities held-to-maturity decreased $7.4 million, from $116.8 million at December 31, 2015 to $109.4 million at June 30, 2016.  The investment securities portfolio had an effective duration of 2.9 years and a net unrealized gain of $5.6 million at June 30, 2016.

Total loans decreased $1.3 million for the six months ended June 30, 2016. Decreases primarily in installment loans and CRE loans were mostly offset by an increase in real estate construction loans.

Table 7 Composition of Loans (in thousands)
	June 30, 2016	December 31, 2015
Commercial, financial, and agricultural (C&I)	$456,264	$454,028
Real estate – construction	96,331	74,952
Real estate – commercial (CRE)	463,142	471,141
Real estate – residential	148,379	149,064
Installment loans to individuals	94,522	111,009
Lease financing receivable	1,641	1,968
Other	2,110	1,483
	$1,262,389	$1,263,645
Less allowance for loan losses	(21,378)	(19,011)
Net loans	$1,241,011	$1,244,634

Our energy-related loan portfolio at June 30, 2016 totaled $249.8 million, or 19.8% of total loans, down from $264.7 million at December 31, 2015.  The majority of MidSouth’s energy lending is focused on oil field service companies.  Of the 425 total relationships in our energy-related loan portfolio, 22 relationships totaling $53.6 million were classified, with $29.2 million on nonaccrual status at June 30, 2016.

At June 30, 2016, reserves for potential energy-related loan losses approximated 3.3% of energy loans. Included in the 3.3% is 0.6% reserved for potential yet unidentified losses in the energy-related portfolio.

Within the $463.1 million commercial real estate portfolio, $432.1 million is secured by commercial property, $18.0 million is secured by multi-family property, and $13.0 million is secured by farmland.  Of the $432.1 million secured by commercial property, $254.4 million, or 58.9%, is owner-occupied.  Of the $148.4 million residential real estate portfolio, 88.4% represented loans secured by first liens.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended June 30, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Although the Bank historically has not utilized brokered deposits, this is a fourth potential source of liquidity, albeit one that is more costly and volatile.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $40.8 million in projected cash flows from securities repayments for the remainder of 2016 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of June 30, 2016, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $25.6 million at June 30, 2016 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from July 2016 to January 2019.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $244.7 million at June 30, 2016.  The Bank has the ability to post additional collateral of approximately $114.2 million if necessary to meet liquidity needs.  Additionally, $200.5 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $53.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

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

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  As of June 30, 2016, there were 91,100 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $91,000 for the three months ended June 30, 2016.

Dividends from the Bank totaling $4.0 million provided additional liquidity for the Company during the six months ended June 30, 2016.  As of June 30, 2016, the Bank had the ability to pay dividends to the Company of approximately $8.6 million without prior approval from its primary regulator.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company. The Company renewed a $75.0 million Universal Shelf Registration during the third quarter of 2015.

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

At June 30, 2016, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  As of June 30, 2016, the Company’s Tier 1 leverage ratio was 10.25%, Tier 1 capital to risk-weighted assets was 13.14%, total capital to risk-weighted assets was 14.39% and common equity Tier 1 capital to risk-weighted assets was 8.86%.  The Bank had a Tier 1 leverage capital ratio of 9.49% at June 30, 2016.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At June 30, 2016, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy-related) industry, including related service and manufacturing industries, totaled approximately $249.8 million, or 19.8% of total loans.  Of the 425 credit relationships in the energy-related loan portfolio, 22 relationships totaling $53.6 million were classified with $29.2 million on nonaccrual status at June 30, 2016.

Additionally, we monitor our exposure to loans secured by commercial real estate.  At June 30, 2016, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $540.0 million.  Of the $540.0 million, $463.1 million represent CRE loans, 55% of which are secured by owner-occupied commercial properties.  Of the $540.0 million in loans secured by commercial real estate, $27.3 million, or 5.1%, were on nonaccrual status at June 30, 2016.  Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 8 summarizes the Company's nonperforming assets for the quarters ending June 30, 2016 and 2015, and December 31, 2015.

Table 8 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	June 30, 2016	December 31, 2015	June 30, 2015
Nonaccrual loans	$59,865	$50,051	$23,873
Loans past due 90 days and over and still accruing	56	147	609
Total nonperforming loans	59,921	50,198	24,482
Other real estate	2,735	4,187	4,542
Other foreclosed assets	263	38	38
Total nonperforming assets	$62,919	$54,423	$29,062

Troubled debt restructurings, accruing	$154	$164	$21,529

Nonperforming assets to total assets	3.27%	2.82%	1.49%
Nonperforming assets to total loans + ORE + other assets repossessed	4.97%	4.29%	2.24%
ALL to nonperforming loans	35.68%	37.87%	65.55%
ALL to total loans	1.69%	1.50%	1.24%

QTD charge-offs	$1,425	$3,091	$1,151
QTD recoveries	156	163	39
QTD net charge-offs	$1,269	$2,928	$1,112
Annualized net charge-offs to total loans	0.40%	0.92%	0.34%

Nonperforming assets totaled $62.9 million at June 30, 2016, an increase of $8.5 million from the $54.4 million reported at year-end 2015 and an increase of $33.9 million from the $29.1 million reported at June 30, 2015.  The increase in the first six months of 2016 resulted primarily from a $5.6 million commercial real estate loan unrelated to energy and a $6.5 million energy-related relationship that were placed on nonaccrual during the period. The $12.1 million increase was partially offset by $1.2 million in partial charge-offs of energy-related loans. Our largest credit on non-accrual is energy-related and is secured by a fleet of jack-up boats. The balance of this credit at June 30, 2016 was $20.6 million. Based on the last appraisal obtained during 2015, the credit is not currently impaired; however, we are in the process of obtaining an updated appraisal, and we anticipate making a decision as to whether any impairment exists based on this new appraisal during the third quarter of 2016.

Allowance coverage for nonperforming loans was 35.7% at June 30, 2016 compared to 37.87% at December 31, 2015 and 65.6% at June 30, 2015.  The ALL/total loans ratio increased to 1.69% at June 30, 2016, compared to 1.50% at year-end 2015 and 1.24% at June 30, 2015.  Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 1.92% of loans at June 30, 2016.  The ratio of annualized net charge-offs to total loans was 0.40% for the three months ended June 30, 2016, compared to 0.92% for the three months ended December 31, 2015, and 0.34% for the three months ended June 30, 2015. Energy-related charge-offs totaled $1.2 million in the first six months of 2016.

Total nonperforming assets to total loans plus ORE and other assets repossessed increased to 4.97% at June 30, 2016 from 4.29% at December 31, 2015 and 2.24% at June 30, 2015.  Performing troubled debt restructurings (“TDRs”) totaled $154,000 at June 30, 2016, compared to $164,000 at December 31, 2015 and $21.5 million at June 30, 2015.  $21.4 million of performing TDRs at June 30, 2015 were placed on nonaccrual during the third quarter of 2015. Classified assets, including ORE, increased $2.6 million, or 2.8%, to $95.5 million at June 30, 2016 compared to $92.9 million at March 31, 2016. The increase in classified assets during the quarter ended June 30, 2016 is primarily due to the downgrade of one energy-related credit totaling $2.8 million. Additional information regarding impaired loans is included in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $21.4 million in the ALL as of June 30, 2016 is sufficient to cover probable losses in the loan portfolio.

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

Non-GAAP Financial Measures

Certain financial information included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations is determined by methods other than in accordance with GAAP. Table 9 below presents a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures. These non-GAAP financial measures include “core net interest income”, “core net interest margin”, “diluted earnings per share, operating” and “operating earnings available to common shareholders”. “Core net interest income” is defined as net interest income excluding net purchase accounting adjustments. “Core net interest margin” is defined as core net interest income expressed as a percentage of average earnings assets. “Diluted earnings per share, operating” is defined as net earnings available to common shareholders adjusted for specified one-time items divided by diluted weighted-average shares. “Operating earnings available to common shareholders” is defined as net income available to common shareholders less tax-effected nonoperating income and expense items, including securities gains/losses.
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

Table 9 Reconciliation of Non-GAAP Financial Measures (in thousands except per share data)
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Core Net Interest Margin

Net interest income (FTE)		$18,212	$19,676	$36,837	$39,241
Less purchase accounting adjustments		(341)	(678)	(906)	(1,143)
Core net interest income, net of purchase accounting adjustments	A	$17,871	$18,998	$35,931	$38,098

Total average earning assets		$1,757,467	$1,803,295	$1,761,553	$1,794,895
Add average balance of loan valuation discount		2,931	4,888	3,127	5,033
Average earnings assets, excluding loan valuation discount	B	$1,760,398	$1,808,183	$1,764,680	$1,799,928

Core net interest margin	A/B	4.08%	4.21%	4.09%	4.27%

Diluted Earnings Per Share, Operating

Diluted earnings per share		$0.15	$0.42	$0.32	$0.54
Effect of net gain on sale of securities, after-tax		—	(0.06)	—	(0.07)
Effect of income from death benefit on bank owned life insurance		—	(0.01)	—	(0.01)
Diluted earnings per share, operating		$0.15	$0.35	$0.32	$0.46

Operating Earnings Available to Common Shareholders

Net earnings available to common shareholders		$1,682	$4,927	$3,604	$6,245
Non-interest income adjustments:
Income from death benefit on bank owned life insurance		—	(160)	—	(160)
Net gain on sale of securities, after-tax		(13)	(733)	(13)	(808)
Operating earnings available to common shareholders		$1,669	$4,034	$3,591	$5,277

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

During the second quarter of 2016, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended June 30, 2016.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*
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

Date: August 9, 2016
/s/ C. R. Cloutier
C. R. Cloutier, President and CEO
(Principal Executive Officer)

/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)