Form 10-Q
period 2016-09-30
MIDSOUTH BANCORP INC
filed 2016-11-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
YES   ☐   NO   ☒

As of November 9, 2016, there were 11,362,716 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share data)
	September 30, 2016 (unaudited)	December 31, 2015 (audited)
Assets
Cash and due from banks, including required reserves of $5,702 and $8,522, respectively	$31,883	$37,170
Interest-bearing deposits in banks	93,850	48,331
Federal funds sold	934	3,700
Securities available-for-sale, at fair value (cost of $311,164 at September 30, 2016 and $317,375 at December 31, 2015)	316,145	318,159
Securities held-to-maturity (fair value of $106,009 at September 30, 2016 and $117,698 at December 31, 2015)	103,412	116,792
Other investments	11,339	11,188
Loans	1,272,800	1,263,645
Allowance for loan losses	(23,268)	(19,011)
Loans, net	1,249,532	1,244,634
Bank premises and equipment, net	69,778	69,105
Accrued interest receivable	7,162	6,594
Goodwill	42,171	42,171
Intangibles	4,898	5,728
Cash surrender value of life insurance	14,272	13,622
Other real estate	2,317	4,187
Other assets	6,227	6,352
Total assets	$1,953,920	$1,927,733

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$403,301	$374,261
Interest-bearing	1,181,906	1,176,589
Total deposits	1,585,207	1,550,850
Securities sold under agreements to repurchase	95,210	85,957
Short-term Federal Home Loan Bank advances	—	25,000
Long-term Federal Home Loan Bank advances	25,531	25,851
Junior subordinated debentures	22,167	22,167
Other liabilities	7,679	4,771
Total liabilities	1,735,794	1,714,596
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 91,098 and 91,200 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	9,110	9,120
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,362,716 and 11,362,150 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,136	1,136
Additional paid-in capital	111,116	110,771
Unearned ESOP shares	(1,342)	(1,093)
Accumulated other comprehensive income	3,273	509
Retained earnings	62,833	60,694
Total shareholders’ equity	218,126	213,137
Total liabilities and shareholders’ equity	$1,953,920	$1,927,733

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$17,373	$17,992	$51,334	$54,314
Securities and other investments:
Taxable	1,983	1,850	5,959	5,642
Nontaxable	416	536	1,294	1,679
Federal funds sold	3	1	11	5
Time and interest bearing deposits in other banks	83	40	274	112
Other investments	95	113	273	259
Total interest income	19,953	20,532	59,145	62,011

Interest expense:
Deposits	915	883	2,725	2,751
Securities sold under agreements to repurchase	236	249	702	721
Other borrowings and payables	93	109	297	309
Junior subordinated debentures	170	150	507	451
Total interest expense	1,414	1,391	4,231	4,232

Net interest income	18,539	19,141	54,914	57,779
Provision for loan losses	2,900	3,800	8,000	10,900
Net interest income after provision for loan losses	15,639	15,341	46,914	46,879

Non-interest income:
Service charges on deposits	2,509	2,491	7,213	7,170
Gain on sale of securities, net	—	—	20	1,243
ATM and debit card income	1,620	1,563	4,897	4,847
Income from death benefit on BOLI	—	—	—	160
Other charges and fees	737	714	2,096	2,326
Total non-interest income	4,866	4,768	14,226	15,746

Non-interest expenses:
Salaries and employee benefits	8,034	7,653	24,206	23,792
Occupancy expense	3,635	3,815	10,899	11,365
ATM and debit card expense	833	770	2,410	2,126
Data processing	527	476	1,463	1,400
FDIC insurance	365	391	1,214	1,003
Legal and professional fees	516	385	1,335	1,112
Other	3,204	3,002	9,387	8,831
Total non-interest expenses	17,114	16,492	50,914	49,629
Income before income taxes	3,391	3,617	10,226	12,996
Income tax expense	993	1,028	2,986	3,817

Net earnings	2,398	2,589	7,240	9,179
Dividends on preferred stock	811	172	2,049	517
Net earnings available to common shareholders	$1,587	$2,417	$5,191	$8,662
Earnings per share:
Basic	$0.14	$0.21	$0.46	$0.76
Diluted	$0.14	$0.21	$0.46	$0.75
Weighted average number of shares outstanding:
Basic	11,262	11,312	11,260	11,321
Diluted	11,263	11,831	11,260	11,848
Dividends declared per common share	$0.09	$0.09	$0.27	$0.27

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited) (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings	$2,398	$2,589	$7,240	$9,179
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during the year	(645)	1,717	4,217	447
Less: reclassification adjustment for gains on sales of securities available-for-sale	—	—	(20)	(1,243)
Unrealized (losses) gains on securities available-for-sale	(645)	1,717	4,197	(796)
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period	55	—	55	—
Total other comprehensive (loss) income, before tax	(590)	1,717	4,252	(796)
Income tax effect related to items of other comprehensive (loss) income	206	(601)	(1,488)	279
Total other comprehensive (loss) income, net of tax	(384)	1,116	2,764	(517)
Total comprehensive income	$2,014	$3,705	$10,004	$8,662
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) For the Nine Months Ended September 30, 2016 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance - December 31, 2015	123,200	$41,120	11,362,150	$1,136	$110,771	$(1,093)	$509	$60,694	$213,137
Net earnings	—	—	—	—	—	—	—	7,240	7,240
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	(2,049)	(2,049)
Dividends on common stock, $0.27 per share	—	—	—	—	—	—	—	(3,052)	(3,052)
Conversion of Series C preferred stock to common stock	(102)	(10)	566	—	10	—	—	—	—
Increase in ESOP obligation, net of repayments	—	—	—	—	—	(249)	—	—	(249)
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	—	—	—	—	127	—	—	—	127
Stock option and restricted stock compensation expense	—	—	—	—	165	—	—	—	165
ESOP compensation expense	—	—	—	—	(88)	—	—	—	(88)
Tax benefit for dividends paid to the ESOP	—	—	—	—	131	—	—	—	131
Change in accumulated other comprehensive income	—	—	—	—	—	—	2,764	—	2,764
Balance – September 30, 2016	123,098	$41,110	11,362,716	$1,136	$111,116	$(1,342)	$3,273	$62,833	$218,126

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$7,240	$9,179
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,431	4,652
Accretion of purchase accounting adjustments	(569)	(1,003)
Provision for loan losses	8,000	10,900
Deferred tax benefit	(781)	(1,633)
Amortization of premiums on securities, net	2,170	2,141
Accretion of other investments	—	(1)
Stock option expense	126	253
Restricted stock expense	39	6
Excess of book value over market value of ESOP shares released	(88)	—
Net gain on sale of investment securities	(20)	(1,243)
Net loss (gain) on sale of other real estate owned	56	(13)
Net write down of other real estate owned	130	111
Net gain on sale/disposal of premises and equipment	(6)	(8)
Income recognized from death benefit on bank owned life insurance	—	(160)
Change in accrued interest receivable	(568)	(20)
Change in accrued interest payable	(42)	(48)
Change in other assets & other liabilities, net	1,152	481
Net cash provided by operating activities	21,270	23,594

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	47,547	55,874
Proceeds from maturities and calls of securities held-to-maturity	12,629	19,299
Proceeds from sale of securities available-for-sale	6,803	40,277
Purchases of securities available-for-sale	(49,538)	(105,486)
Proceeds from sale of other investments	600	898
Purchases of other investments	(751)	(2,970)
Net change in loans	(12,736)	(20,669)
Proceeds from bank owned life insurance death benefit	—	498
Purchases of premises and equipment	(5,152)	(3,439)
Proceeds from sale of premises and equipment	54	35
Proceeds from sale of other real estate owned	2,374	857
Purchase of other real estate owned	—	(351)
Net cash provided by (used in) investing activities	1,830	(15,177)

Cash flows from financing activities:
Change in deposits	34,385	(41,728)
Change in securities sold under agreements to repurchase	9,253	29,987
Borrowings on Federal Home Loan Bank advances	25,000	150,000
Repayments of Federal Home Loan Bank advances	(50,050)	(105,047)
Proceeds and tax benefit from exercise of stock options	—	99
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	127	420
Tax benefit for dividends paid to ESOP	131	—
Payment of dividends on preferred stock	(1,409)	(519)
Payment of dividends on common stock	(3,071)	(3,064)
Net cash provided by financing activities	14,366	30,148

Net increase in cash and cash equivalents	37,466	38,565
Cash and cash equivalents, beginning of period	89,201	86,872
Cash and cash equivalents, end of period	$126,667	$125,437

Supplemental cash flow information:
Interest paid	$4,274	$4,280
Income taxes paid	2,853	5,180
Noncash investing and financing activities:
Transfer of loans to other real estate	690	1,031
Change in accrued common stock dividends	—	3
Change in accrued preferred stock dividends	640	(2)
Net change in loan to ESOP	(249)	(905)

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Notes to Interim Consolidated Financial Statements September 30, 2016 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of September 30, 2016 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

The results of operations for the nine-month period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

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

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was issued with the intention of improving financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets not recorded at fair value based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will be required to be implemented through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are effective. The effective date of this Update is for fiscal years beginning on or after December 15, 2019. The Company is evaluating the impact that ASU 2016-13 will have on its financial position, results of operations, and its financial statement disclosures. We expect the new accounting guidance to increase the allowance for loan losses with a resulting negative adjustment to retained earnings, and we are planning on implementing a new software program during 2017 to enable us to determine the extent of the impact, which could be material.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments was issued to address diversity in practice of how certain cash receipts and cash payments are currently presented and classified in the statement of cash flows. The amendments in the ASU provide guidance on the following issues: debit prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. Further, the ASU addresses the topic of separately identifiable cash flows and application of the predominance principle. The effective date of this Update is for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is evaluating the impact that ASU 2016-15 will have, if any, on its financial statement disclosures.

2. Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$31,104	$446	$29	$31,521
GSE mortgage-backed securities	65,916	3,229	—	69,145
Collateralized mortgage obligations: residential	195,047	1,289	331	196,005
Collateralized mortgage obligations: commercial	3,497	—	32	3,465
Mutual funds	2,100	25	—	2,125
Corporate debt securities	13,500	384	—	13,884
	$311,164	$5,373	$392	$316,145

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$30,750	$770	$27	$31,493
GSE mortgage-backed securities	84,946	2,321	229	87,038
Collateralized mortgage obligations: residential	194,067	297	2,276	192,088
Collateralized mortgage obligations: commercial	5,512	1	65	5,448
Mutual funds	2,100	—	8	2,092
	$317,375	$3,389	$2,605	$318,159

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$40,695	$1,151	$—	$41,846
GSE mortgage-backed securities	47,451	1,496	—	48,947
Collateralized mortgage obligations: residential	9,414	—	76	9,338
Collateralized mortgage obligations: commercial	5,852	26	—	5,878
	$103,412	$2,673	$76	$106,009

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$43,737	$697	$6	$44,428
GSE mortgage-backed securities	55,696	705	131	56,270
Collateralized mortgage obligations: residential	10,803	—	361	10,442
Collateralized mortgage obligations: commercial	6,556	2	—	6,558
	$116,792	$1,404	$498	$117,698

With the exception of two private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $19,000 at September 30, 2016, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The following table presents the amortized cost and fair value of debt securities at September 30, 2016 by contractual maturity (in thousands).   Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$2,812	$2,843
Due after one year through five years	15,374	15,608
Due after five years through ten years	41,740	43,819
Due after ten years	249,138	251,750
	$309,064	$314,020

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$348	$349
Due after one year through five years	4,909	5,005
Due after five years through ten years	20,222	20,948
Due after ten years	77,933	79,707
	$103,412	$106,009

Details concerning investment securities with unrealized losses are as follows (in thousands):

	September 30, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$5,517	$29	$—	$—	$5,517	$29
Collateralized mortgage obligations: residential	49,802	182	12,111	149	61,913	331
Collateralized mortgage obligations: commercial	989	3	2,475	29	3,464	32
	$56,308	$214	$14,586	$178	$70,894	$392

	December 31, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$1,192	$27	$—	$—	$1,192	$27
GSE mortgage-backed securities	21,607	229	—	—	21,607	229
Collateralized mortgage obligations: residential	140,999	1,207	30,029	1,069	171,028	2,276
Collateralized mortgage obligations: commercial	—	—	2,946	65	2,946	65
Mutual funds	2,092	8	—	—	2,092	8
	$165,890	$1,471	$32,975	$1,134	$198,865	$2,605

	September 30, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Collateralized mortgage obligations: residential	$—	$—	$9,338	$76	$9,338	$76

	December 31, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$541	$1	$505	$5	$1,046	$6
GSE mortgage-backed securities	—	—	7,021	131	7,021	131
Collateralized mortgage obligations: residential	—	—	10,442	361	10,442	361
	$541	$1	$17,968	$497	$18,509	$498

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

As of September 30, 2016, 23 securities had unrealized losses totaling 0.58% of the individual securities’ amortized cost basis and 0.11% of the Company’s total amortized cost basis.  Of the 23 securities, 9 had been in an unrealized loss position for over twelve months at September 30, 2016.  These 9 securities had an amortized cost basis and unrealized loss of $24.2 million and $254,000, respectively.  The unrealized losses on debt securities at September 30, 2016 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At September 30, 2016, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company sold 2 securities classified as available-for-sale at a gross gain of $20,000. During the nine months ended September 30, 2015, the Company sold 21 securities classified as available-for-sale at a net gain of $1.2 million. Of the 21 securities sold, 11 were sold with gains totaling $1.4 million and 10 securities were sold at a loss of $135,000.

Securities with an aggregate carrying value of approximately $309.9 million and $285.4 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Commercial, financial and agricultural	$463,031	$454,028
Real estate – construction	96,365	74,952
Real estate – commercial	464,853	471,141
Real estate – residential	155,653	149,064
Installment loans to individuals	88,537	111,009
Lease financing receivable	1,449	1,968
Other	2,912	1,483
	1,272,800	1,263,645
Less allowance for loan losses	(23,268)	(19,011)
	$1,249,532	$1,244,634

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At September 30, 2016, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $243.3 million, or 19.1% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At September 30, 2016, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $542.2 million.  Of the $542.2 million, $464.9 million represent CRE loans, 54% of which are secured by owner-occupied commercial properties.  Of the $542.2 million in loans secured by commercial real estate, $28.3 million, or 5.2%, were on nonaccrual status at September 30, 2016.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	September 30, 2016
		Real Estate
	Coml, Fin, and Agric	Constru-ction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$11,268	$819	$4,614	$816	$1,468	$14	$12	$19,011
Charge-offs	(2,957)	—	(208)	(24)	(991)	—	—	(4,180)
Recoveries	193	—	115	4	125	—	—	437
Provision	6,747	(478)	1,042	(97)	781	(5)	10	8,000
Ending balance	$15,251	$341	$5,563	$699	$1,383	$9	$22	$23,268
Ending balance: individually evaluated for impairment	$1,105	$—	$2,270	$194	$268	$—	$—	$3,837
Ending balance: collectively evaluated for impairment	$14,146	$341	$3,293	$505	$1,115	$9	$22	$19,431

Loans:
Ending balance	$463,031	$96,365	$464,853	$155,653	$88,537	$1,449	$2,912	$1,272,800
Ending balance: individually evaluated for impairment	$29,887	$10	$28,285	$1,831	$464	$—	$—	$60,477
Ending balance: collectively evaluated for impairment	$433,144	$96,355	$435,985	$153,747	$88,073	$1,449	$2,912	$1,211,665
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$583	$75	$—	$—	$—	$658

	September 30, 2015
		Real Estate
	Coml, Fin, and Agric	Constr-uction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$5,729	$954	$2,402	$810	$1,311	$16	$4	$11,226
Charge-offs	(2,310)	(76)	(169)	(45)	(883)	—	—	(3,483)
Recoveries	185	1	20	10	80	—	—	296
Provision	8,016	(62)	2,107	(104)	923	13	7	10,900
Ending balance	$11,620	$817	$4,360	$671	$1,431	$29	$11	$18,939
Ending balance: individually evaluated for impairment	$2,569	$26	$1,739	$147	$216	$—	$—	$4,697
Ending balance: collectively evaluated for impairment	$9,051	$791	$2,621	$524	$1,215	$29	$11	$14,242

Loans:
Ending balance	$482,452	$74,279	$473,319	$151,667	$113,199	$4,790	$1,746	$1,301,452
Ending balance: individually evaluated for impairment	$29,185	$212	$19,928	$1,796	$386	$—	$—	$51,507
Ending balance: collectively evaluated for impairment	$453,267	$74,067	$452,758	$149,788	$112,813	$4,790	$1,746	$1,249,229
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$633	$83	$—	$—	$—	$716

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$3,213	$1,255	$29,710	$34,178	$428,853	$463,031	$42
Real estate - construction	206	—	829	1,035	95,330	96,365	819
Real estate - commercial	3,539	—	26,219	29,758	435,095	464,853	—
Real estate - residential	853	457	1,587	2,897	152,756	155,653	82
Installment loans to individuals	397	370	489	1,256	87,281	88,537	25
Lease financing receivable	—	—	—	—	1,449	1,449	—
Other loans	83	11	—	94	2,818	2,912	—
	$8,291	$2,093	$58,834	$69,218	$1,203,582	$1,272,800	$968

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,362	$2,317	$25,696	$29,375	$424,653	$454,028	$59
Real estate - construction	1,047	—	12	1,059	73,893	74,952	—
Real estate - commercial	1,164	514	19,512	21,190	449,951	471,141	—
Real estate - residential	1,703	367	1,563	3,633	145,431	149,064	19
Installment loans to individuals	1,022	244	409	1,675	109,334	111,009	69
Lease financing receivable	—	—	—	—	1,968	1,968	—
Other loans	101	4	—	105	1,378	1,483	—
	$6,399	$3,446	$47,192	$57,037	$1,206,608	$1,263,645	$147

Non-accrual loans are as follows (in thousands):

	September 30, 2016	December 31, 2015
Commercial, financial, and agricultural	$29,874	$27,705
Real estate - construction	10	37
Real estate - commercial	28,285	19,907
Real estate - residential	1,889	1,998
Installment loans to individuals	464	404
Lease financing receivable	—	—
Other	—	—
	$60,522	$50,051

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $2.5 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.  Interest actually received on non-accrual loans subsequent to their transfer to non-accrual status totaled at September 30, 2016 and 2015 was $128,000 and $19,000, respectively.

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

 Loans that are individually evaluated for impairment are as follows (in thousands):

	September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$26,802	$27,383	$—	$13,401	$131
Real estate - construction	10	10	—	23	—
Real estate - commercial	13,254	13,254	—	9,341	56
Real estate - residential	1,062	1,062	—	1,115	3
Installment loans to individuals	20	20	—	10	—
Subtotal:	41,148	41,729	—	23,890	190
With an allowance recorded:
Commercial, financial, and agricultural	3,085	3,182	1,105	4,137	25
Real estate - commercial	15,031	15,031	2,270	14,518	28
Real estate - residential	769	769	194	653	—
Installment loans to individuals	444	469	268	407	8
Subtotal:	19,329	19,451	3,837	19,715	61
Totals:
Commercial	58,172	58,850	3,375	41,397	240
Construction	10	10	—	23	—
Residential	1,831	1,831	194	1,768	3
Consumer	464	489	268	417	8
Grand total:	$60,477	$61,180	$3,837	$43,605	$251

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$22,529	$22,793	$—	$11,484	$745
Real estate - construction	37	37	—	45	—
Real estate - commercial	5,886	5,886	—	3,903	97
Real estate - residential	1,365	1,385	—	954	17
Installment loans to individuals	34	34	—	56	—
Subtotal:	29,851	30,135	—	16,442	859
With an allowance recorded:
Commercial, financial, and agricultural	5,189	6,373	961	3,704	138
Real estate - commercial	14,004	14,004	1,585	9,236	161
Real estate - residential	538	538	160	533	7
Installment loans to individuals	370	384	221	334	8
Subtotal:	20,101	21,299	2,927	13,807	314
Totals:
Commercial	47,608	49,056	2,546	28,327	1,141
Construction	37	37	—	45	—
Residential	1,903	1,923	160	1,487	24
Consumer	404	418	221	390	8
Grand total:	$49,952	$51,434	$2,927	$30,249	$1,173

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

The following tables present the classes of loans by risk rating (in thousands):

	September 30, 2016
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$358,670	$403,961	$762,631	82.20%
Special mention		28,270	25,173	53,443	5.76%
Substandard		75,923	35,719	111,642	12.03%
Doubtful		168	—	168	0.02%
		$463,031	$464,853	$927,884	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$96,178	99.81%
Special mention				—	—%
Substandard				187	0.19%
				$96,365	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$151,053	97.04%
Special mention				1,227	0.79%
Substandard				3,373	2.17%
				$155,653	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$88,048	$1,449	$2,912	$92,409	99.47%
Nonperforming	489	—	—	489	0.53%
	$88,537	$1,449	$2,912	$92,898	100.00%

	December 31, 2015
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$383,897	$412,141	$796,038	86.04%
Special mention		32,506	28,217	60,723	6.55%
Substandard		37,353	30,783	68,136	7.36%
Doubtful		272	—	272	0.03%
		$454,028	$471,141	$925,169	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$74,794	99.79%
Special mention				34	0.04%
Substandard				124	0.17%
				$74,952	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$144,704	97.08%
Special mention				1,225	0.82%
Substandard				3,135	2.10%
				$149,064	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$110,536	$1,968	$1,483	$113,987	99.59%
Nonperforming	473	—	—	473	0.41%
	$111,009	$1,968	$1,483	$114,460	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	September 30, 2016
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$13	$—	$24,568	$24,581
Real estate – commercial	—	140	1,573	1,713
	$13	$140	$26,141	$26,294

	December 31, 2015
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$16	$—	$20,865	$20,881
Real estate – commercial	—	148	—	148
	$16	$148	$20,865	$21,029

During the three months ended September 30, 2016, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the three months ended September 30, 2015, there were no loans identified as a TDR. There was one TDR totaling $21.1 million that defaulted on the modified terms of its agreement during the three months ended September 30, 2015.  During the nine months ended September 30, 2016, there was one loan relationship with a pre-modification balance of $5.5 million identified as a TDR after conversion of the loans to interest only for a limited amount of time. Subsequent to its conversion to TDR status, this one TDR totaling $5.5 million defaulted on the modified terms during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, there was one loan relationship with a pre-modification balance of $21.4 million identified as a TDR after conversion of the loans to interest only for a limited amount of time. This one TDR subsequently defaulted on the modified terms and totaled $21.1 million at September 30, 2015.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of September 30, 2016, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Intangibles

A summary of core deposit intangible assets as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016	December 31, 2015
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(6,776)	(5,946)
Net carrying amount	$4,898	$5,728

5. Derivatives

On July 6, 2016, the Company entered into two forward interest rate swap contracts on junior subordinated debentures and long-term FHLB advances. The interest rate swap contracts were designated as derivative instruments in a cash flow hedge under ASC Topic 815, Derivatives and Hedging to convert forecasted variable interest payment to a fixed rate and the Company has concluded that the forecasted transactions are probable of occurring. For cash flow hedges, the effective portion of the gain or loss related to the derivative instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately.

No ineffectiveness related to the interest rate swaps designated as cash flow hedges was recognized in the consolidated statements of income for the nine months ended September 30, 2016. The accumulated net after-tax income related to the effective cash flow hedge included in accumulated other comprehensive income is reflected in Note 6 - Other Comprehensive Income.

The following table discloses the notional amounts and fair value of derivative instruments in the Company's balance sheet as of September 30, 2016 and December 31, 2015 (in thousands):

		Notional Amounts		Fair Value
	Type of Hedge	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps included in other assets	Cash Flow	$27,500	$—	$55	$—

6. Other Comprehensive Income (Loss)

The following is a summary of the tax effects allocated to each component of other comprehensive (loss) income (in thousands):

	Three Months Ended September 30,
	2016			2015
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive (loss) income:
Securities available-for-sale:
Change in unrealized (losses) gains during period	$(645)	$225	$(420)	$1,717	$(601)	$1,116
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	55	(19)	36	—	—	—
Total other comprehensive (loss) income	$(590)	$206	$(384)	$1,717	$(601)	$1,116

	Nine Months Ended September 30,
	2016			2015
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gains during period	$4,217	$(1,476)	$2,741	$447	$(156)	$291
Reclassification adjustment for gains included in net income	(20)	7	(13)	(1,243)	435	(808)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	55	(19)	36	—	—	—
Total other comprehensive income (loss)	$4,252	$(1,488)	$2,764	$(796)	$279	$(517)

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

Three Months Ended September 30,
	2016		2015
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$—	Gain on sale of securities, net	$—	Gain on sale of securities, net
	—	Tax expense	—	Tax expense
	$—	Net of tax	$—	Net of tax

	Nine Months Ended September 30,
	2016		2015
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(20)	Gain on sale of securities, net	$(1,243)	Gain on sale of securities, net
	7	Tax expense	435	Tax expense
	$(13)	Net of tax	$(808)	Net of tax

7. Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings available to common shareholders	$1,587	$2,417	$5,191	$8,662
Dividends on Series C preferred stock	—	92	—	277
Adjusted net earnings available to common shareholders	$1,587	$2,509	$5,191	$8,939
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,262	11,312	11,260	11,321
Effect of dilutive securities:
Stock options	1	12	—	20
Convertible preferred stock and warrants	—	507	—	507
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	11,263	11,831	11,260	11,848

Following is a summary of the securities that were excluded from the computation of diluted earnings per share because the effects of the shares were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	304	130	309	130
Restricted stock	11	11	11	11
Shares subject to the outstanding warrant issued in connection with the CPP transaction	104	104	104	104
Convertible preferred stock	507	—	507	—

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

Derivative Financial Instruments—The fair value of interest rate swaps are estimated using prices of financial instruments with similar characteristics and thus are classified within Level 2 of the fair value hierarchy.

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at September 30, 2016
Description	September 30, 2016	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$31,521	$—	$31,521	$—
GSE mortgage-backed securities	69,145	—	69,145	—
Collateralized mortgage obligations: residential	196,005	—	196,005	—
Collateralized mortgage obligations: commercial	3,465	—	3,465	—
Mutual funds	2,125	2,125	—	—
Corporate debt securities	13,884	—	13,884	—
Total available-for-sale securities	$316,145	$2,125	$314,020	$—

Derivative assets	$55	$—	$55	$—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2015
Description	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$31,493	$—	$31,493	$—
GSE mortgage-backed securities	87,038	—	87,038	—
Collateralized mortgage obligations: residential	192,088	—	192,088	—
Collateralized mortgage obligations: commercial	5,448	—	5,448	—
Mutual funds	2,092	2,092	—	—
Total available-for-sale securities	$318,159	$2,092	$316,067	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also Level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at September 30, 2016
Description	September 30, 2016	Level 1	Level 2	Level 3
Impaired loans	$16,033	$—	$16,033	$—
Other real estate	2,317	—	2,317	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2015
Description	December 31, 2015	Level 1	Level 2	Level 3
Impaired loans	$17,487	$—	$17,487	$—
Other real estate	4,187	—	4,187	—

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at September 30, 2016 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$126,667	$126,667	$—	$—
Securities available-for-sale	316,145	2,125	314,020	—
Securities held-to-maturity	103,412	—	106,009	—
Other investments	11,339	11,339	—	—
Loans, net	1,249,532	—	16,033	1,239,663
Cash surrender value of life insurance policies	14,272	—	14,272	—
Financial liabilities:
Non-interest-bearing deposits	403,301	—	403,301	—
Interest-bearing deposits	1,181,906	—	1,024,381	157,207
Securities sold under agreements to repurchase	95,210	95,210	—	—
Long-term Federal Home Loan Bank advances	25,531	—	—	26,153
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$89,201	$89,201	$—	$—
Securities available-for-sale	318,159	2,092	316,067	—
Securities held-to-maturity	116,792	—	117,698	—
Other investments	11,188	11,188	—	—
Loans, net	1,244,634	—	17,487	1,232,497
Cash surrender value of life insurance policies	13,622	—	13,622	—
Financial liabilities:
Non-interest-bearing deposits	374,261	—	374,261	—
Interest-bearing deposits	1,176,589	—	1,007,137	168,633
Securities sold under agreements to repurchase	85,957	85,957	—	—
Short-term Federal Home Loan Bank advances	25,000	—	25,000	—
Long-term Federal Home Loan Bank advances	25,851	—	—	26,508
Junior subordinated debentures	22,167	—	22,167	—

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

Results of Operations

For the Three Months Ended September 30, 2016 and 2015

Net earnings available to common shareholders totaled $1.6 million for the third quarter of 2016, compared to net earnings available to common shareholders of $2.4 million reported for the third quarter of 2015.  Diluted earnings for the third quarter of 2016 were $0.14 per common share, compared to $0.21 per common share reported for the third quarter of 2015.

Fully taxable-equivalent ("FTE") net interest income was $18.8 million for the third quarter of 2016, a $665,000 decrease compared to $19.4 million for the third quarter of 2015. Our annualized net interest margin, on a FTE basis, was 4.24% for the three months ended September 30, 2016, compared to 4.34% for the same period in 2015. Excluding the impact of purchase accounting adjustments, the FTE margin decreased 5 basis points, from 4.17% to 4.12% for the three months ended September 30, 2015 and 2016, respectively.

Noninterest income increased $98,000 in quarterly comparison and consisted primarily of a $57,000 increase in ATM/debit card income and a $28,000 increase in the income earned from the cash surrender value of life insurance.

Noninterest expenses increased $622,000 in quarterly comparison and consisted primarily of a $381,000 increase in salaries and employee benefits costs, a $131,000 increase in legal and professional fees, a $63,000 increase in ATM and debit card processing fees and a $78,000 increase in losses on wire fraud, which were partially offset by a $180,000 decrease in occupancy expense. The provision for loan losses decreased $900,000 in quarterly comparison, from $3.8 million for the three months ended September 30, 2015 to $2.9 million for the three months ended September 30, 2016. Income tax expense decreased $35,000 in quarterly comparison.

Dividends on the Series B Preferred Stock issued to the Treasury as a result of our participation in the Small Business Lending Fund (“SBLF”) totaled $720,000 for the third quarter of 2016 based on a dividend rate of 9%. Dividends on the Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation totaled $91,000 for the three months ended September 30, 2016.

For the Nine Months Ended September 30, 2016 and 2015

For the nine months ended September 30, 2016, net earnings available to common shareholders totaled $5.2 million, a $3.5 million decrease compared to $8.7 million for the same period in 2015.  Diluted earnings for the first nine months of 2016 were $0.46 per common share, compared to $0.75 per common share reported for the first nine months of 2015.  The first nine months of 2015 included gain on sales of securities of $1.2 million and income from a death benefit on bank owned life insurance of $160,000. Excluding this non-operating income, operating earnings per share for the first nine months of 2015 was $0.67.

FTE net interest income was $55.6 million for the nine months ended September 30, 2016, a $3.1 million decrease compared to $58.7 million for the nine months ended September 30, 2015. Our annualized net interest margin, on a FTE basis, was 4.22% for the nine months ended September 30, 2016, compared to 4.38% for the same period in 2015. Excluding the impact of purchase accounting adjustments, the FTE margin decreased 14 basis points, from 4.24% to 4.10% for the nine months ended September 30, 2015 and 2016, respectively.

Excluding non-operating income of $20,000 for the first nine months of 2016 and $1.4 million for the first nine months of 2015, noninterest income decreased $137,000 in year-to-date comparison and consisted primarily of a $73,000 decrease in mortgage banking fees and an $88,000 decrease in letter of credit income.

Noninterest expenses for the nine months ended September 30, 2016 increased $1.3 million compared to the same period in 2015. Salaries and benefits costs, our largest component of noninterest expense, increased $414,000 in year-to-date comparison. The provision for loan losses decreased $2.9 million in year-to-date comparison, from $10.9 million for the nine months ended September 30, 2015 to $8.0 million for the nine months ended September 30, 2016. Income tax expense decreased $831,000 in year-to-date comparison.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.24% and 4.34% for the three months ended September 30, 2016 and 2015, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015, respectively.

FTE net interest income totaled $18.8 million and $19.4 million for the quarters ended September 30, 2016 and 2015, respectively.  The FTE net interest income decreased $665,000 in prior year quarterly comparison primarily due to a $619,000 decrease in interest income on loans. Interest income on loans decreased due to a $17.7 million decrease in the average balance of loans, as well a decrease in the average yield on loans of 10 basis points, from 5.55% to 5.45%. Purchase accounting adjustments added 14 basis points to the average yield on loans for the third quarter of 2016 and 20 basis points to the average yield on loans for the third quarter of 2015. Excluding the impact of the purchase accounting adjustments, average loan yields declined 4 basis points in prior year quarterly comparison, from 5.35% to 5.31%. Loan yields have declined primarily as the result of a sustained low interest rate environment and a higher volume of loans on nonaccrual status.

Investment securities totaled $420.0 million, or 21.5% of total assets at September 30, 2016, versus $406.5 million, or 20.6% of total assets at September 30, 2015. The investment portfolio had an effective duration of 3.2 years and a net unrealized gain of $7.6 million at September 30, 2016. The average volume of investment securities increased $599,000 in prior year quarterly comparison. The average tax equivalent yield on investment securities decreased 7 basis points, from 2.59% to 2.52%.

The average yield on all earning assets decreased 10 basis points in prior year quarterly comparison, from 4.65% for the third quarter of 2015 to 4.55% for the third quarter of 2016. Excluding the impact of purchase accounting adjustments, the average yield on total earning assets decreased 5 basis points, from 4.51% to 4.46% for the three month periods ended September 30, 2015 and 2016, respectively.

Interest expense increased $23,000 in prior year quarterly comparison. Increases in interest expense included a $32,000 increase in interest expense on deposits and a $20,000 increase in interest expense on junior subordinated debentures. These increases were partially offset by a $16,000 decrease in interest expense on short-term FHLB advances and a $13,000 decrease in interest expense on securities sold under agreements to repurchase. Excluding purchase accounting adjustments on acquired certificates of deposit and FHLB borrowings, the average rate paid on interest-bearing liabilities was 0.46% for the three months ended September 30, 2016 and 0.45% for the three months ended September 30, 2015.

Long-term FHLB advances totaled $25.5 million at September 30, 2016, compared to $26.0 million at September 30, 2015.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from October 2016 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin decreased 10 basis points, from 4.34% for the third quarter of 2015 to 4.24% for the third quarter of 2016. Excluding purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin decreased 5 basis points, from 4.17% for the third quarter of 2015 to 4.12% for the third quarter of 2016.

In year-to-date comparison, FTE net interest income decreased $3.1 million primarily due to a $3.0 million decrease in interest income on loans. The average volume of loans decreased $39.8 million in year-over-year comparison, and the average yield on loans decreased 14 basis points, from 5.59% to 5.45%. The average volume of investment securities decreased $751,000 in year-over-year comparison, and the average yield on investment securities decreased 8 basis points for the same period. The average yield on earning assets decreased in year-over-year comparison, from 4.70% at September 30, 2015 to 4.54% at September 30, 2016. Purchase accounting adjustments added 17 basis points to the average yield on loans for the nine months ended September 30, 2015 and 13 basis points for the nine months ended September 30, 2016. Net of purchase accounting adjustments, the average yield on earning assets decreased 13 basis points, from 4.58% at September 30, 2015 to 4.45% at September 30, 2016.

Interest expense decreased $1,000 in year-over-year comparison. A $26,000 decrease in interest expense on deposits, a $14,000 decrease in interest expense on short-term FHLB advances and a $19,000 decrease in interest expense on securities sold under agreements to repurchase were partially offset by a $56,000 increase in interest expense on junior subordinated debentures. The average rate paid on interest-bearing liabilities was 0.43% for the nine months ended September 30, 2016, compared to 0.42% for the nine months ended September 30, 2015. Net of purchase accounting adjustments, the average rate paid on interest-bearing liabilities remained unchanged at 0.46% for the nine months ended September 30, 2016 and 2015. The FTE net interest margin decreased 16 basis points, from 4.38% for the nine months ended September 30, 2015 to 4.22% for the nine months ended September 30, 2016. Net of purchase accounting adjustments, the FTE net interest margin decreased 14 basis points, from 4.24% to 4.10% for the nine months ended September 30, 2015 and 2016, respectively, primarily due to a decline in the average rate earned on loans and the decreased average volume of loans.

Table 1 Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended September 30,
	2016			2015
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$354,770	$1,983	2.24%	$341,192	$1,864	2.19%
Tax exempt[2]	60,544	635	4.20%	73,523	818	4.45%
Total investment securities	415,314	2,618	2.52%	414,715	2,682	2.59%
Federal funds sold	2,703	3	0.43%	3,349	1	0.12%
Time and interest bearing deposits in other banks	64,444	83	0.50%	62,086	40	0.25%
Other investments	11,253	95	3.38%	10,508	99	3.77%
Total loans[3]	1,268,270	17,373	5.45%	1,285,991	17,992	5.55%
Total earning assets	1,761,984	20,172	4.55%	1,776,649	20,814	4.65%
Allowance for loan losses	(21,222)			(15,853)
Nonearning assets	186,589			188,556
Total assets	$1,927,351			$1,949,352

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,170,660	$915	0.31%	$1,150,190	$883	0.30%
Securities sold under repurchase agreements	88,560	236	1.06%	89,025	249	1.11%
Short-term FHLB advances	—	—	—%	31,196	16	0.20%
Long-term FHLB advances	25,581	93	1.42%	26,007	93	1.40%
Junior subordinated debentures	22,167	170	3.00%	22,167	150	2.65%
Total interest bearing liabilities	1,306,968	1,414	0.43%	1,318,585	1,391	0.42%
Demand deposits	391,533			409,118
Other liabilities	9,874			7,026
Shareholders’ equity	218,976			214,623
Total liabilities and shareholders’ equity	$1,927,351			$1,949,352

Net interest income and net interest spread		$18,758	4.12%		$19,423	4.23%
Net interest margin			4.24%			4.34%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $219,000 for 2016 and $282,000 for 2015 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $1,255,000 for 2016 and $1,393,000 for 2015. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Consolidated Average Balances, Interest and Rates (in thousands)
	Nine Months Ended September 30,
	2016			2015
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$354,272	$5,959	2.24%	$340,898	$5,642	2.21%
Tax exempt[2]	62,156	1,975	4.24%	76,281	2,564	4.48%
Total investment securities	416,428	7,934	2.54%	417,179	8,206	2.62%
Federal funds sold	3,398	11	0.43%	3,463	5	0.19%
Time and interest bearing deposits in other banks	71,560	274	0.50%	59,151	112	0.25%
Other investments	11,225	273	3.24%	10,109	259	3.42%
Total loans[3]	1,259,082	51,334	5.45%	1,298,844	54,314	5.59%
Total earning assets	1,761,693	59,826	4.54%	1,788,746	62,896	4.70%
Allowance for loan losses	(20,214)			(14,176)
Nonearning assets	185,276			189,244
Total assets	$1,926,755			$1,963,814

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,175,857	$2,725	0.31%	$1,174,399	$2,751	0.31%
Securities sold under repurchase agreements	86,605	702	1.08%	84,434	721	1.14%
Federal funds purchased	1	—	—	—	—	—%
Short-term FHLB advances	7,573	23	0.40%	28,956	37	0.17%
Long-term FHLB advances	25,687	274	1.40%	26,113	272	1.37%
Junior subordinated debentures	22,167	507	3.01%	22,167	451	2.68%
Total interest bearing liabilities	1,317,890	4,231	0.43%	1,336,069	4,232	0.42%
Demand deposits	383,185			407,077
Other liabilities	8,112			7,752
Shareholders’ equity	217,568			212,916
Total liabilities and shareholders’ equity	$1,926,755			$1,963,814

Net interest income and net interest spread		$55,595	4.11%		$58,664	4.28%
Net interest margin			4.22%			4.38%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $681,000 for 2016 and $885,000 for 2015 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $3,678,000 for 2016 and $3,945,000 for 2015. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended September 30, 2016 compared to September 30, 2015
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$119	$75	$44
Tax exempt	(183)	(138)	(45)
Federal funds sold	2	—	2
Time and interest bearing deposits in other banks	43	1	42
Other investments	(4)	7	(11)
Loans, including fees	(619)	(266)	(353)
Total	(642)	(321)	(321)

Interest paid on:
Interest bearing deposits	32	15	17
Securities sold under repurchase agreements	(13)	(1)	(12)
Short-term FHLB advances	(16)	(16)	—
Long-term FHLB advances	—	(2)	2
Junior subordinated debentures	20	—	20
Total	23	(4)	27
Taxable-equivalent net interest income	$(665)	$(317)	$(348)
Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Nine Months Ended September 30, 2016 compared to September 30, 2015
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$317	$224	$93
Tax exempt	(589)	(455)	(134)
Federal funds sold	6	—	6
Time and interest bearing deposits in other banks	162	28	134
Other investments	14	28	(14)
Loans, including fees	(2,980)	(1,725)	(1,255)
Total	(3,070)	(1,900)	(1,170)

Interest paid on:
Interest bearing deposits	(26)	2	(28)
Securities sold under repurchase agreements	(19)	18	(37)
Short-term FHLB advances	(14)	(40)	26
Long-term FHLB advances	2	(2)	4
Junior subordinated debentures	56	—	56
Total	(1)	(22)	21
Taxable-equivalent net interest income	$(3,069)	$(1,878)	$(1,191)
Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Total non-interest income was $4.9 million and $14.2 million for the three and nine-month periods ended September 30, 2016, compared to $4.8 million and $15.7 million for the same periods in 2015. Our recurring non-interest income includes service charges on deposit accounts, ATM and debit card income, mortgage lending and increase in cash value of life insurance.

Table 5 presents non-interest income for the three and nine-month periods ended September 30, 2016 and 2015.

Table 5 Non-Interest Income (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service charges on deposit accounts	$2,509	$2,491	$7,213	$7,170
ATM and debit card income	1,620	1,563	4,897	4,847
Gain on securities, net	—	—	20	1,243
Mortgage lending	190	197	422	495
Increase in cash value of life insurance	106	78	250	255
Income from death benefit on BOLI	—	—	—	160
Credit card income	75	92	263	300
Letter of credit income	4	4	5	93
Other	362	343	1,156	1,183
Total non-interest income	$4,866	$4,768	$14,226	$15,746

Non-interest income increased $98,000 in quarterly comparison, from $4.8 million for the three months ended September 30, 2015 to $4.9 million for the three months ended September 30, 2016, and consisted primarily of a $57,000 increase in ATM/debit card income and a $28,000 increase in the income earned from the cash surrender value of life insurance.

Non-interest income decreased $1.5 million in year-to-date comparison, from $15.7 million for the nine months ended September 30, 2015 to $14.2 million for the nine months ended September 30, 2016.  The first nine months of 2016 included $20,000 in gain on sales of securities. The first nine months of 2015 included $1.2 million in gain on sales of securities and $160,000 of income from a death benefit on bank owned life insurance. Excluding these non-operating revenues, non-interest income decreased $137,000 in quarterly comparison. Decreases in non-interest income consisted primarily of $73,000 in mortgage banking fees and $88,000 in letter of credit income.

Non-interest Expense

Total non-interest expense was $17.1 million and $50.9 million for the three and nine-month periods ended September 30, 2016, compared to $16.5 million and $49.6 million for the same periods in 2015. Our recurring non-interest expense consists of salaries and employee benefits, occupancy expense, ATM and debit card expense and other operating expenses.

Table 6 presents non-interest expense for the three and nine-month periods ended September 30, 2016 and 2015.

Table 6 Non-Interest Expense (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Salaries and employee benefits	$8,034	$7,653	$24,206	$23,792
Occupancy expense	3,635	3,815	10,899	11,365
ATM and debit card	833	770	2,410	2,126
Legal and professional fees	516	385	1,335	1,112
FDIC premiums	365	391	1,214	1,003
Marketing	442	408	1,174	1,112
Corporate development	395	371	1,149	1,078
Data processing	527	476	1,463	1,400
Printing and supplies	191	228	602	708
Expenses on ORE, net	100	146	330	244
Amortization of core deposit intangibles	277	277	830	830
Other non-interest expense	1,799	1,572	5,302	4,859
Total non-interest income	$17,114	$16,492	$50,914	$49,629

Non-interest expenses increased $622,000 in quarterly comparison and consisted primarily of a $381,000 increase in salaries and employee benefits costs, a $131,000 increase in legal and professional fees, a $63,000 increase in ATM and debit card processing fees and a $78,000 increase in losses on wire fraud, which were partially offset by a $180,000 decrease in occupancy expense. Non-interest expenses increased $1.3 million in year-to-date comparison and primarily included $414,000 in salaries and benefits costs, $284,000 in ATM and debit card processing fees, $211,000 in FDIC premiums, $223,000 in legal and professional fees, $137,000 in recruiting expense and $142,000 in shares tax expense, which were partially offset by a $446,000 decrease in occupancy expense.

Salaries and employee benefits costs increased $381,000 in prior year quarterly comparison primarily due to a $119,000 increase in salaries expense and the impact of a $450,000 reduction in annual incentive compensation accruals recorded in the third quarter of 2015. These increases were partially offset by a $47,000 decrease in stock compensation expense. The number of full-time equivalent (“FTE”) employees remained unchanged at 535 FTE employees at September 30, 2016 and September 30, 2015.  Salaries and employee benefits costs increased $414,000 in year-to-date comparison primarily due to a $364,000 increase in group health costs and $200,000 in incentive compensation, which were partially offset by a $92,000 decrease in stock compensation expense.

ATM and debit card expense increased $63,000 in prior year quarterly comparison and was primarily driven by a $45,000 increase in losses on ATM/debit card processing. A $284,000 increase in ATM and debit card expense in year-to-date comparison was primarily driven by a $280,000 increase in losses on ATM/debit card processing for the same period. Losses on ATM/debit card processing for the nine months ended September 30, 2015 included a $55,000 insurance reimbursement for losses sustained in 2014. Excluding this insurance reimbursement, ATM and debit card expenses increased $229,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 and losses on ATM/debit card processing increased $225,000 for the same period.

FDIC premiums increased $211,000 in year-to-date comparison, primarily due to an increase in our nonperforming loans. Occupancy expense decreased $180,000 in in quarterly comparison and $466,000 in year-to-date comparison primarily as a result of lower lease expense and depreciation expense.

Analysis of Balance Sheet

Consolidated assets totaled $2.0 billion at September 30, 2016, compared to $1.9 billion at December 31, 2015.  Deposits increased $34.4 million from year-end 2015.  Our stable core deposit base, which excludes time deposits, totaled $1.4 billion at September 30, 2016 and December 31, 2015 and accounted for 90.0% of deposits compared to 89.1% of deposits, respectively.

Securities available-for-sale totaled $316.1 million at September 30, 2016, a decrease of $2.0 million from December 31, 2015.  Securities held-to-maturity decreased $13.4 million, from $116.8 million at December 31, 2015 to $103.4 million at September 30, 2016.  The investment securities portfolio had an effective duration of 3.2 years and a net unrealized gain of $7.6 million at September 30, 2016.

Total loans increased $9.2 million during the nine months ended September 30, 2016. Increases in real estate construction loans and C&I loans were mostly offset by decreases in installment loans and CRE loans.

Table 7 Composition of Loans (in thousands)
	September 30, 2016	December 31, 2015
Commercial, financial, and agricultural (C&I)	$463,031	$454,028
Real estate – construction	96,365	74,952
Real estate – commercial (CRE)	464,853	471,141
Real estate – residential	155,653	149,064
Installment loans to individuals	88,537	111,009
Lease financing receivable	1,449	1,968
Other	2,912	1,483
	$1,272,800	$1,263,645
Less allowance for loan losses	(23,268)	(19,011)
Net loans	$1,249,532	$1,244,634

Our energy-related loan portfolio at September 30, 2016 totaled $243.3 million, or 19.1% of total loans, down from $264.7 million at December 31, 2015.  The majority of MidSouth’s energy lending is focused on oil field service companies.  Of the 412 total relationships in our energy-related loan portfolio, 27 relationships totaling $77.3 million were classified, with $30.8 million on nonaccrual status at September 30, 2016.

At September 30, 2016, reserves for potential energy-related loan losses approximated 4.6% of energy loans. Included in the 4.6% is 1.0% reserved for potential yet unidentified losses in the energy-related portfolio.

Within the $464.9 million commercial real estate portfolio, $433.4 million is secured by commercial property, $18.6 million is secured by multi-family property, and $12.9 million is secured by farmland.  Of the $433.4 million secured by commercial property, $250.4 million, or 57.8%, is owner-occupied.  Of the $155.7 million residential real estate portfolio, 85.5% represented loans secured by first liens.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended September 30, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Although the Bank historically has not utilized brokered deposits, this is a fourth potential source of liquidity, albeit one that is more costly and volatile.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $23.0 million in projected cash flows from securities repayments for the remainder of 2016 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of September 30, 2016, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $25.5 million at September 30, 2016 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from October 2016 to January 2019.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $251.8 million at September 30, 2016.  The Bank has the ability to post additional collateral of approximately $107.5 million if necessary to meet liquidity needs.  Additionally, $195.6 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $53.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The weighted average dividend rate on the $32.0 million of Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 9.0% for the three month period ended September 30, 2016.  The dividend rate increased to 9.0% on February 25, 2016. Management is reviewing options to repay all or a portion of the $32.0 million, but it is unlikely that any amount will be repaid in the near term until credit pressures in the energy portfolio improve.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  As of September 30, 2016, there were 91,098 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $91,000 for the three months ended September 30, 2016.

Dividends from the Bank totaling $6.0 million provided additional liquidity for the Company during the nine months ended September 30, 2016.  As of September 30, 2016, the Bank had the ability to pay dividends to the Company of approximately $9.3 million without prior approval from its primary regulator.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company. The Company renewed a $75.0 million Universal Shelf Registration during the third quarter of 2015.

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

In addition, the Basel III rules subject banking organizations to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer phased in by 2019 of 2.5% above the new regulatory minimum capital ratios.  The effect of the capital conservation buffer once fully implemented in 2019 will be to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum Tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5% for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.  The new minimum capital requirements were effective on January 1, 2015 for community banking organizations, such as MidSouth, whereas other requirements of the Basel III rules including the conservation buffer phase in over time.

At September 30, 2016, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  As of September 30, 2016, the Company’s Tier 1 leverage ratio was 10.27%, Tier 1 capital to risk-weighted assets was 13.07%, total capital to risk-weighted assets was 14.33% and common equity Tier 1 capital to risk-weighted assets was 8.83%.  The Bank had a Tier 1 leverage capital ratio of 9.52% at September 30, 2016.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At September 30, 2016, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy-related) industry, including related service and manufacturing industries, totaled approximately $243.3 million, or 19.1% of total loans.  Of the 412 credit relationships in the energy-related loan portfolio, 27 relationships totaling $77.3 million were classified with $30.8 million on nonaccrual status at September 30, 2016.

Additionally, we monitor our exposure to loans secured by commercial real estate.  At September 30, 2016, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $542.2 million.  Of the $542.2 million, $464.9 million represent CRE loans, 54% of which are secured by owner-occupied commercial properties.  Of the $542.2 million in loans secured by commercial real estate, $28.3 million, or 5.2%, were on nonaccrual status at September 30, 2016.  Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 8 summarizes the Company's nonperforming assets for the quarters ending September 30, 2016 and 2015, and December 31, 2015.

Table 8 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	September 30, 2016	December 31, 2015	September 30, 2015
Nonaccrual loans	$60,522	$50,051	$51,616
Loans past due 90 days and over and still accruing	968	147	82
Total nonperforming loans	61,490	50,198	51,698
Other real estate	2,317	4,187	4,661
Other foreclosed assets	283	38	—
Total nonperforming assets	$64,090	$54,423	$56,359

Troubled debt restructurings, accruing	$153	$164	$168

Nonperforming assets to total assets	3.28%	2.82%	2.85%
Nonperforming assets to total loans + ORE + other assets repossessed	5.03%	4.29%	4.32%
ALL to nonperforming loans	37.84%	37.87%	36.63%
ALL to total loans	1.83%	1.50%	1.46%

QTD charge-offs	$1,161	$3,091	$1,000
QTD recoveries	151	163	91
QTD net charge-offs	$1,010	$2,928	$909
Annualized net charge-offs to total loans	0.32%	0.92%	0.28%

Nonperforming assets totaled $64.1 million at September 30, 2016, an increase of $9.7 million from the $54.4 million reported at year-end 2015 and an increase of $7.7 million from the $56.4 million reported at September 30, 2015.  The increase in the first nine months of 2016 resulted primarily from a $5.6 million commercial real estate loan unrelated to energy and a $6.5 million energy-related relationship that were placed on nonaccrual during the period. The $12.1 million increase was partially offset by $1.2 million in partial charge-offs of energy-related loans. Our largest credit on non-accrual is energy-related and is secured by a fleet of jack-up boats. The balance of this credit at September 30, 2016 was $20.5 million. Based on the most recent appraisals, the credit is not currently impaired.

Allowance coverage for nonperforming loans was 37.84% at September 30, 2016 compared to 37.87% at December 31, 2015 and 36.63% at September 30, 2015.  The ALL/total loans ratio increased to 1.83% at September 30, 2016, compared to 1.50% at year-end 2015 and 1.46% at September 30, 2015.  Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 2.02% of loans at September 30, 2016.  The ratio of annualized net charge-offs to total loans was 0.32% for the three months ended September 30, 2016, compared to 0.92% for the three months ended December 31, 2015, and 0.28% for the three months ended September 30, 2015. Energy-related charge-offs totaled $1.2 million in the first nine months of 2016.

Total nonperforming assets to total loans plus ORE and other assets repossessed increased to 5.03% at September 30, 2016 from 4.29% at December 31, 2015 and 4.32% at September 30, 2015.  Performing troubled debt restructurings (“TDRs”) totaled $153,000 at September 30, 2016, compared to $164,000 at December 31, 2015 and $168,000 at September 30, 2015.  Classified assets, including ORE, increased $42.0 million, or 54.8%, to $118.6 million at September 30, 2016 compared to $76.6 million at December 31, 2015. The increase in classified assets during the year ended September 30, 2016 is primarily due to the downgrade of 6 energy-related credits totaling $38.0 million and the downgrade of two non energy-related credits totaling $3.8 million. Additional information regarding impaired loans is included in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $23.3 million in the ALL as of September 30, 2016 is sufficient to cover probable losses in the loan portfolio.

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

Table 9 Reconciliation of Non-GAAP Financial Measures (in thousands except per share data)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Core Net Interest Margin

Net interest income (FTE)		$18,758	$19,423	$55,595	$58,664
Less purchase accounting adjustments		(493)	(689)	(1,399)	(1,832)
Core net interest income, net of purchase accounting adjustments	A	$18,265	$18,734	$54,196	$56,832

Total average earning assets		$1,761,984	$1,776,649	$1,764,654	$1,788,746
Add average balance of loan valuation discount		2,634	4,269	2,961	4,775
Average earnings assets, excluding loan valuation discount	B	$1,764,618	$1,780,918	$1,767,615	$1,793,521

Core net interest margin	A/B	4.12%	4.17%	4.10%	4.24%

Diluted Earnings Per Share, Operating

Diluted earnings per share		$0.14	$0.21	$0.46	$0.75
Effect of net gain on sale of securities, after-tax		—	—	—	(0.07)
Effect of income from death benefit on bank owned life insurance		—	—	—	(0.01)
Diluted earnings per share, operating		$0.14	$0.21	$0.46	$0.67

Operating Earnings Available to Common Shareholders

Net earnings available to common shareholders		$1,587	$2,417	$5,191	$8,662
Non-interest income adjustments:
Income from death benefit on bank owned life insurance		—	—	—	(160)
Net gain on sale of securities, after-tax		—	—	(13)	(808)
Operating earnings available to common shareholders		$1,587	$2,417	$5,178	$7,694

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

During the third quarter of 2016, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended September 30, 2016.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*
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

Date: November 9, 2016
/s/ C. R. Cloutier
C. R. Cloutier, President and CEO
(Principal Executive Officer)

/s/ James R. McLemore
James R. McLemore, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)