Form 10-K
period 2016-12-31
MIDSOUTH BANCORP INC
filed 2017-03-16
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐   No   ☑
The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant at June 30, 2016 was approximately $61,919,903 based upon the closing market price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc. as of such date.   As of March 16, 2017 there were 11,374,518 outstanding shares of MidSouth Bancorp, Inc. common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

•
changes in local economic and business conditions, including, without limitation, changes related to the oil and gas industries that could adversely affect customers and their ability to repay borrowings under agreed upon terms, adversely affect the value of the underlying collateral related to their borrowings, and reduce demand for loans;

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

Part I

Item 1 - Business

Overview

The Company was incorporated in 1984 as a Louisiana corporation and is a registered financial holding company headquartered in Lafayette, Louisiana.  Its operations have been conducted primarily through its wholly owned bank subsidiary MidSouth Bank, N.A.  The Bank, a national banking association, was chartered and commenced operations in 1985.  As of December 31, 2016, the Bank operated through a network of 57 offices located in Louisiana and Texas.

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

Markets

We operate in Louisiana and central and east Texas along the Interstate 10, Interstate 49, Highway 90, Interstate 45, Interstate 20 and Interstate 35 corridors.  As of December 31, 2016, our market area in Louisiana included 42 offices and is bound by Lafourche Parish to the south, East Baton Rouge Parish to the east, Caddo Parish to the north and Calcasieu Parish to the west.  Our market areas in Texas include 15 offices located in the Beaumont, Houston, Conroe, Magnolia, College Station and Texarkana areas. For additional information regarding our properties, see Item 2 – Properties of this Report.

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

Employees

As of December 31, 2016, the Bank employed approximately 535 full-time equivalent employees.  The Company had no employees who are not also employees of the Bank.  Through the Bank, employees receive customary employee benefits, which include an employee stock ownership plan; a 401(K) plan; and life, health and disability insurance plans.  Our directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company.  The Company considers the relationship of the Bank with its employees as a whole to be good.

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

•
Payment of Interest on Demand Deposits.  The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption;

•
impose comprehensive regulation of the over-the-counter derivatives market, subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;

•
require depository institutions with total consolidated assets of more than $10 billion to conduct regular stress tests and require large, publicly traded bank holding companies and financial holding companies to create a risk committee responsible for the oversight of enterprise risk management;

•	require loan originators to retain 5% of any loan sold or securitized, unless it is a “qualified residential mortgage,” subject to certain exceptions;

•	prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the Volcker Rule); and

•	implement corporate governance revisions that apply to all public companies, not just financial institutions.

While much of the Dodd-Frank Act has been implemented in the form of final rules from the banking agencies, the full extent of the impact such requirements will have on our operations continues to be unclear. In addition, the change in administration in the U.S. has added further uncertainty as to the implementation, scope and timing of additional rules implementing the Dodd-Frank Act, and it is possible that existing rules may be modified or repealed. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain aspects of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our investors, even if only in the short-term.

Capital Requirements
We are subject to various regulatory capital requirements administered by the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC”). Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. For further detail on capital and capital ratios, see the discussion under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Regulatory Capital Requirement in Effect through December 31, 2014

Under the risk-based capital requirements for bank holding companies and financial holding companies in effect through December 31, 2014, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) was 8%. At least half of the total capital (as defined below) was to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock), minority interests in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill and certain intangibles (“Tier 1 Capital”). The remainder of total capital could consist of qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock and allowance for loan losses (“Tier 2 Capital,” and together with Tier 1 Capital, “Total Capital”).

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

•
implement a  new capital conservation buffer of Common Equity Tier 1 capital, generally required to make capital distributions and pay executive bonuses, equal to 2.5% of risk-weighted assets in addition to the 4.5% Common Equity Tier 1 capital ratio and phased in over a three -year period that began on January 1, 2016;

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

At December 31, 2016, our Common Equity Tier 1 to risk-weighted assets ratio was 8.81%, our Tier 1 Capital to risk-weighted assets ratio was 13.02%, our Total Capital to risk-weighted assets ratio was 14.28% and our Leverage Ratio was 10.11%. Since our total consolidated assets are below $15 billion, our $21.5 million aggregate principal amount of trust preferred securities issued prior to May 19, 2011, are included in our Tier 1 and Total Capital calculations.

The Volcker Rule
The Dodd-Frank Act required the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  The statutory provision is commonly called the “Volcker Rule."  On December 10, 2013, the Federal Reserve and other federal agencies issued final rules to implement the Volcker Rule. In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (CDOs) backed by trust preferred securities (TruPS), effective July 21, 2015.  However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule to exempt CDOs backed by TruPS from the Volker Rule and the final rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO’s offering proceeds were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO investment on or before December 10, 2013.  At December 31, 2016, we did not have any CDOs backed by TruPS.

The Durbin Amendment
The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers, and limit the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment.”  The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011.  In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate.  Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented,  including an annual review of fraud prevention policies and procedures.  With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. While the interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets, these regulations could significantly affect the interchange fees that financial institutions with less than $10 billion in assets, including the Bank, are able to collect.

Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized institutions.  Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories.  The severity of the action will depend upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.  The federal banking agencies have set the relevant capital level for each category.

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

At December 31, 2016, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

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

An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranged from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt, including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10% of domestic deposits for insurances not well rated and well capitalized.  As of December 31, 2016, our risk category required a quarterly payment of approximately 8.06 basis points per $100 of assessable deposits.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35% and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35% by September 2020 and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion by raising the designated reserve ratio from 1.15% to 1.35%.  The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis.  In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.

On June 16, 2015, the FDIC proposed changes to the deposit insurance assessments for small insured banks having total assets of less than $10 billion which have been insured for at least five years, based upon experience with bank failures. The changes, among other matters, revise the financial ratios method of determining assessments to reflect a statistical model estimating the probability of failure over three years and updating the financial measures used in the financial ratios method consistent with the statistical model. The proposed rule was revised in January 2016. On April 26, 2016, the FDIC adopted the rule, amending pricing for deposit insurance assessments for small insured banks effective the quarter after the reserve ratio reached 1.15%. The FDIC finalized rules in March 2016 requiring banks with over $10 billion in assets to be responsible for the recapitalization of the DIF to 1.35% of insured deposits after achieving a 1.15% reserve ratio. As of June 30, 2016, the FDIC announced that the reserve ratio had reached 1.15%.

Allowance for Loan and Lease Losses
The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports.  Because of its significance, the Bank has established a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the ALLL encourages all banks and federal savings institutions to ensure controls are in place to consistently determine the ALLL in accordance with generally accepted accounting principles in the United States, the federal savings association’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  The Bank’s estimate of credit losses reflects consideration of significant factors that affect the collectibility of the portfolio as of the evaluation date.

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

The total permitted amount of the above transactions is limited in amount, as to any one affiliate, to 10.0% of a bank’s capital and surplus and, as to all affiliates combined, to 20.0% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

The Dodd-Frank Act changed the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company.  In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. The Dodd-Frank Act also provides that the Bank may not “purchase an asset from, or sell an asset to” a Bank insider (or their related interests) unless (1) the transaction is conducted on market terms, and (2) if the proposed transaction represents more than 10% of the capital stock and surplus of the Bank, it has been approved in advance by a majority of the Bank’s non-interested directors.

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

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation, or that could lead to material financial loss to the financial institution.  The SEC and federal bank regulatory agencies re-proposed regulations in 2016 (initially proposed in 2011) and previously issued guidance on sound incentive compensation policies, but have not yet finalized any regulations. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives. These proposed regulations incorporate the three principles discussed in the Incentive Compensation Guidance.

USA Patriot Act of 2001
In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. that occurred on September 11, 2001.  The Patriot Act impacts financial institutions in particular through its anti-money laundering and financial transparency laws.  The Patriot Act amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control to establish regulations which, among others, set standards for identifying customers who open an account and promote cooperation with law enforcement agencies and regulators in order to effectively identify parties that may be associated with, or involved in, terrorist activities or money laundering.

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

Consumer Protection
The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, establishes the CFPB’s power to act against unfair, deceptive or abusive practices, and gives the CFPB rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act and the Real Estate Settlement Procedures Act).

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the OCC. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and financial holding companies, could influence how the Federal Reserve and OCC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise impact of the CFPB’s consumer protection activities cannot be forecasted.

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
In recent years, we have faced a challenging and uncertain economic environment, including a major recession in the U.S. economy.  A return of recessionary conditions and/or further deterioration of national economic conditions could adversely affect the financial condition and operating performance of financial institutions.  Specifically, declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in levels of non-performing and classified assets and a decline in demand for products and services offered by financial institutions.  While economic conditions in the markets in which we operate, as well as in the U.S. and worldwide, have improved since the recession, there can be no assurance that this improvement will continue.  Uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits, which could cause us to incur losses and may adversely affect our results of operations and financial condition.

Our market areas are heavily dependent on, and we have significant credit exposure to, the oil and gas industry.
The economy in a large portion of our market areas is heavily dependent on the oil and gas industry.  Many of our customers provide transportation and other services and products that support oil and gas exploration and production activities.  We define an energy loan as any loan where the borrower's ability to repay is disproportionately impacted by a prolonged downturn in energy prices. Under this definition, the Bank includes direct Commercial and Industrial (C&I) loans to energy borrowers, as well as Commercial Real Estate loans, Residential Real Estate loans and loans to energy-related borrowers where the loan's primary collateral is cash and marketable securities. Although this definition has resulted in a lack of comparability with some other energy-related banks, management believes it to be the prudent approach to monitoring and managing the Bank's energy exposure. As of December 31, 2016, we had approximately $237.4 million in loans to borrowers in the oil and gas industry, as defined above, representing approximately 18.5% of our total loans outstanding as of that date.  The average loan size is approximately $458,000, and the average loan size per relationship is roughly $609,000.  The oil and gas industry, especially in Louisiana and Texas, has been subject to significant volatility, including the “oil bust” of the 1980s that severely impacted the economies of many of our market areas and, more recently, volatility in oil and gas prices and material declines in the level of drilling and production activity in Texas, Louisiana and other areas of the U.S.  Decisions by certain members of the

Organization of Petroleum Exporting Countries to maintain higher crude oil production levels have led to increased global oil supplies, which, when coupled with the continued exporting restrictions on the U.S. oil and gas industry and weaker global demand, has resulted in significant declines in domestic market oil prices. Decreased market oil prices have compressed margins for many U.S.-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  As of December 31, 2016, the price per barrel of crude oil was approximately $54 compared to approximately $38, $53 and $98 as of December 31, 2015, December 31, 2014, and December 31, 2013, respectively. These adverse developments in the oil and gas industry have had negative effects on the economies of our market areas in general, including adverse effects on commercial and residential real estate values and the general level of economic activity. If oil prices remain at these low levels for an extended period, the Bank could experience weaker oil and gas related loan demand and increased losses within its oil and gas loan portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Louisiana and Texas. Accordingly, if there is further deterioration in the oil and gas industry it could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.
We have experienced increases in the levels of our non-performing assets and loan charge-offs in recent periods. Our total non-performing assets amounted to $65.0 million, or 3.35% of our total assets, at December 31, 2016, and we had $5.2 million of net loan charge-offs and a $10.6 million provision for loan losses for the year ended December 31, 2016.  At December 31, 2016, the ratios of our ALLL to non-performing loans and to total loans outstanding were 38.78% and 1.90%, respectively.  Additional increases in our non-performing assets or loan charge-offs could have a material adverse effect on our financial condition and results of operations.

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

The 2016 national election results have introduced additional uncertainty into future implementation and enforcement of the Dodd-Frank Act and other financial sector regulatory requirements. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  The effects of such recently enacted, and proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

The short-term and long-term impact of the changing regulatory capital requirements is uncertain.
Effective January 1, 2015, the Basel III Capital Rules that substantially changed the regulatory risk-based capital rules applicable to the Company and the Bank began to phase in.  The Basel III Capital Rules include new minimum risk-based capital and leverage ratios and modify the capital and asset definitions for purposes of calculating those ratios.  Among other things, as of January 1, 2015, the Basel III Capital Rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1capital to risk-weighted assets requirement of 6.0% and a higher total capital to risk-weighted assets of 8.0%.  In addition, the Basel III Capital Rules provide, to be considered “well-capitalized,” a new common equity Tier 1 capital requirement of 6.5% and a higher Tier 1 capital to risk-weighted assets requirement of 8.0% that are effective as of January 1, 2015.  Moreover, the Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to the minimum risk-based capital requirements that will be phased in and fully effective in 2019.

The application of the more stringent capital requirements described above could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in additional regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements under the Basel III Capital Rules could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in us modifying our business strategy and could limit our ability to pay dividends.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer to consumers covered financial products and services.  The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is new under the law.  While the Bank will not be supervised by the CFPB, it will still be subject to the regulations and policies promulgated by the CFPB and may be examined by the OCC for compliance therewith. The costs and limitations related to complying with any new regulations established by the CFPB have yet to be fully determined and could be material.  Further, the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offerings and services may also produce significant, material effects on the Bank’s (and our) profitability.

We have a concentration of exposure to a number of individual borrowers.  Given the size of these loan relationships relative to capital levels and earnings, a significant loss on any one of these loans could materially and adversely affect us.
We have a concentration of exposure to a number of individual borrowers.  Our largest exposure to one borrowing relationship as of December 31, 2016, was approximately $18.1 million, which is 8.4% of our total capital.  In addition, as of December 31, 2016, the aggregate exposure to the ten largest borrowing relationships was approximately $116.6 million, which was 9.1% of loans and 54.4% of total capital.  As a result of this concentration, a change in the financial condition of one or more of these borrowers could result in significant loan losses and have a material adverse effect on our financial condition and results of operations.

A significant percentage of our deposits are attributable to a relatively small number of customers. The loss of all or some of these customers or a significant decline in their deposit balances may have a material adverse effect on our liquidity and results of operations.
As of December 31, 2016, our 20 largest depositors accounted for approximately 16.1% of total deposits, of which our top five depositors accounted for approximately 8.4% of total deposits. The ability to attract these types of deposits has a positive effect on our net interest margin as they provide a relatively low cost of funds to the Bank. While we believe we have strong, long-term relationships with each of these customers, the loss of one or more of our 20 largest deposit customers, or a significant decline in the deposit balances would adversely affect our liquidity and require us to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits, possibly at interest rates higher than those currently paid on such deposits.  This could increase our total cost of funds and could result in a decrease in our net interest income and net earnings.  If we were unable to develop alternative funding sources, we may have difficulty funding loans or meeting other deposit withdrawal requirements.

We occasionally purchase non-recourse loan participations from other banks based in part on information provided by the selling bank.
From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank.  As of December 31, 2016, we had approximately $46.8 million in purchased loan participations, or approximately 3.6% of our total loan portfolio.  When we purchase loan participations, we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards.  However, we are not as familiar with the borrower and may rely on information provided to us by the selling bank and typically must rely on the selling bank’s administration of the loan relationship.  We therefore have less control over, and may incur more risk with respect to, loan participations that we purchase from selling banks as compared to loans that we originate.

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
Our loan portfolio includes a substantial percentage of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans.  Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value.  Our commercial and industrial loans are primarily made based on the cash flow of the borrower and, secondarily, on the underlying collateral provided by the borrower.  Most often, this collateral consists of accounts receivable, inventory, equipment, or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At December 31, 2016, commercial and industrial loans totaled approximately 35.8% of our total loan portfolio.  Adverse changes in local economic conditions impacting our business borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have a high concentration of loans secured by real estate, and an adverse change in the real estate market could have a material effect on our financial condition and results of operations.
A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2016, approximately 57.6% of our loans had real estate as a primary or secondary component of collateral.  The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate in our primary markets could significantly impair the value of real estate collateral and the ability to sell real estate collateral upon foreclosure. Furthermore, it is likely that we would be required to increase the provision for loan losses.  A related risk in connection with loans secured by real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as collateral.  If we were required to liquidate real estate collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, it could have a material adverse effect on our financial condition and results of operations.

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

We may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services.  We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions.  In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources.  Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

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
As prescribed by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” we undertake an annual review of the goodwill asset balance reflected in our financial statements.  We conduct an annual review in the fourth quarter of each year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment.  After our most recent annual review in the fourth quarter of 2016, we concluded there was no goodwill impairment as of such date.  As of December 31, 2016, we had $42.2 million in goodwill.  Future goodwill impairment tests may result in future non-cash charges, which could adversely affect our earnings for any such future period.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.
At December 31, 2016, $341.9 million of our securities (at fair value) were classified as available-for-sale.  At such date, the aggregate net unrealized loss on our available-for-sale securities was $2.5 million.  We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

We monitor the fair value of our entire securities portfolio as part of our ongoing other than temporary impairment (“OTTI”) evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.  In addition, as a condition to membership in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), we are required to purchase and hold a certain amount of FHLB-Dallas stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB-Dallas.  At December 31, 2016, we had stock in the FHLB-Dallas totaling approximately $3.4 million. The FHLB-Dallas stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2016, we did not recognize an impairment charge related to our FHLB-Dallas stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB-Dallas may not require us to recognize an impairment charge with respect to such holdings.

Loss of key officers or employees may disrupt relationships with certain customers.
As a community bank, our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. In addition, our success has been and will continue to be greatly influenced by the ability to retain existing senior management and, with expansion, to attract and retain qualified additional senior and middle management.  We do not have employment agreements with any of our executive officers, except Mr. C.R. Cloutier, our President and Chief Executive Officer.  Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationships with our key personnel are good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

Additionally, the inability to recruit and retain qualified senior and middle management in the future could have an adverse effect on our business and financial results. The scope and content of U.S. banking regulators' policies on incentive compensation, as well as changes to these policies, could adversely affect our ability to hire, retain and motivate our key employees in the future.

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

The banking industry has experienced a prolonged period of unusually low interest rates. The Federal Reserve began raising rates in late 2015 and their benchmark rate and market rates increased during 2016. However, there is substantial uncertainty regarding the extent to which interest rates may increase in 2017 and future periods and what the future effects of any such increases will be. There is no assurance that recent expectations of increasing interest rates in future periods will be realized.

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
Our stock incentive plan provides for the granting of stock incentives to directors, officers, and employees.  As of December 31, 2016, there were 298,995 shares issued under options and 14,764 shares in restricted stock granted under that plan.  Likewise, approximately 136,093 shares may be issued in the future to directors, officers, and employees under our existing equity incentive plans.  In addition, in 2009, as part of our participation in the Treasury’s Capital Purchase Program (“CPP”), we issued a stock purchase warrant that currently entitles the holder to purchase 104,384 shares of our common stock at an exercise price of $14.37 per share. It is probable that options and/or warrants will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option or warrant.  The incentive plan also provides that all issued options automatically and fully vest upon a change in control.  If the options are exercised, share ownership will be diluted.

Additionally, share ownership of our common stock will be diluted from shares issued upon conversion of the Series C Preferred Stock issued in the PSB acquisition. As of December 31, 2016, there were 91,098 shares of Series C Preferred Stock issued and outstanding.  Holders may convert the Series C Preferred Stock at any time into shares of the Company’s common stock at a conversion price of $18.00 per share, subject to customary antidilution adjustments.  In addition, on or after the fifth anniversary of the closing date, the Company will have the option to require conversion of the Series C Preferred Stock if the closing price of the Company’s common stock for 20 trading days within any period of 30 consecutive trading days, exceeds 130% of the conversion price.

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
At December 31, 2016, we had outstanding $22.2 million of trust preferred securities.  These securities are senior to shares of common stock.  As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock. Moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our stockholders.  While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred stockholders during that time.

In addition, with respect to the $32.0 million in Series B Preferred Stock outstanding that was issued to the Treasury in the SBLF Transaction, we are required to pay cumulative dividends on the Series B Preferred Stock at an annual rate.  The dividend rate was set at 1.00% beginning in the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  Beginning February 25, 2016, the dividend rate increased to 9% per annum.  The $10.0 million in Series C Preferred Stock that was issued in connection with the PSB acquisition calls for the non-cumulative payment of dividends at an annual rate of 4.0%. Dividends paid on our Series B Preferred Stock or Series C Preferred Stock will also reduce the net income available to our common stockholders and our earnings per common share.  We may not declare or pay dividends on our common stock or repurchase shares of our common stock without first having paid all accrued preferred dividends that are due.

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
Our directors and executive officers beneficially own approximately 2.2 million shares, or 19.2%, of our outstanding common stock as of December 31, 2016.  As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on our business as stockholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our stockholders should be aware that our directors and executive officers may have interests that are different from, or in addition to, the interests of our stockholders generally.

Provisions of our articles of incorporation and by-laws, Louisiana law, and state and federal banking regulations could delay or prevent a takeover by a third party.
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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

We lease our principal executive and administrative offices and principal facility in Lafayette, Louisiana under a lease expiring July 31, 2021.  In addition to our principal facility, we also have eight other branches located in Lafayette, Louisiana, three in New Iberia, Louisiana, four in Baton Rouge, Louisiana, three in Natchitoches, Louisiana, two in Alexandria, Louisiana, two in Lake Charles, Louisiana, two in Houma, Louisiana, and one branch in each of the following Louisiana cities: Breaux Bridge, Cecilia, St. Martinville, Larose, Jeanerette, Opelousas, Carencro, Morgan City, Jennings, Sulphur, Thibodaux, Robeline, Toledo Bend, Greenwood, Zwolle, Many and Mansfield.  We also have an operations office in Breaux Bridge, Louisiana.  Thirty-two of these offices are owned and eleven are leased.

Additionally, in our Texas market area we have two full service branches located in each of the following Texas cities: Beaumont and Houston.  Our additional full service branches in the Texas market area are located in Vidor, Conroe, Magnolia, College Station, Dallas, Mesquite, Rockwall, Greenville, White Rock, Tyler and Texarkana.  Of these offices, eleven are owned and four are leased.

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

Item 4 – Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages as of December 31, 2016, and positions of our current executive officers are listed below along with their business experience during the past five years.

C. R. Cloutier, 69 – President, Chief Executive Officer and Director of the Company and Senior Executive Advisor and Director of the Bank. Mr. C.R. Cloutier previously served as President and Chief Executive Officer of the Bank since 1984. In November 2016, he transitioned to the position of Senior Executive Advisor of the Bank.

Troy Cloutier, 43 – Senior Executive Vice President and Chief Banking Officer of the Company since February 2011. In November 2016, he was promoted to President and Chief Executive Officer of the Bank.  Prior to his appointment as President and Chief Executive Officer of the Bank, Mr. Cloutier had been with MidSouth Bank for 23 years and previously served as Chief Banking Officer of the Bank.  Troy Cloutier is the son of C. R. Cloutier.

James R. McLemore, 57 – Senior Executive Vice President and Chief Financial Officer of the Company and the Bank since July 2009.

Jeffery L. Blum, 48 – Senior Executive Vice President and Chief Credit Officer of the Company and the Bank since August 2014.  Prior to joining the Company and the Bank, Mr. Blum worked for Whitney Bank since 1993, having most recently served as Morgan City area president.

All executive officers are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual stockholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of February 28, 2017, there were 944 common stockholders of record.  The Company’s common stock trades on the NYSE under the symbol “MSL.”  The high and low sales price for the past eight quarters has been provided in the Selected Quarterly Financial Data tables that are included with this filing under Item 8 and is incorporated herein by reference.

Cash dividends totaling $4.1 million were declared to common stockholders during 2016.  The regular quarterly dividend of $0.09 per share was paid for all four quarters of 2016, for a total of $0.36 per share for the year.  Cash dividends totaling $4.1 million were declared to common stockholders during 2015. The regular quarterly dividend of $0.09 per share was paid for all four quarters of 2015, for a total of $0.36 per share for the year.

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

The following graph compares the cumulative total return on our common stock over a period beginning December 31, 2011 with (1) the cumulative total return on the stocks included in the Russell 3000 and (2) the cumulative total return on the stocks included in the SNL  Securities, LC (“SNL”) $1B - $5B Bank Index.  The comparison assumes an investment in our common stock on the indices of $100 at December 31, 2011 and assumes that all dividends were reinvested during the applicable period.

MidSouth Bancorp, Inc.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
MidSouth Bancorp, Inc.	100.00	128.18	142.79	141.32	76.13	118.13
Russell 3000	100.00	116.42	155.47	175.00	175.84	198.23
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92

The stock price information shown above is based on historical data and should not be considered indicative of future price performance.

Item 6 – Five Year Summary of Selected Financial Data

	At and For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Interest income	$79,128	$81,897	$83,487	$83,203	$61,022
Interest expense	(5,690)	(5,581)	(5,807)	(6,539)	(5,840)
Net interest income	73,438	76,316	77,680	76,664	55,182
Provision for loan losses	(10,600)	(13,900)	(5,625)	(3,050)	(2,050)
Noninterest income	19,008	20,321	24,422	19,319	14,944
Noninterest expenses	(68,550)	(67,137)	(70,009)	(72,606)	(54,655)
Earnings before income taxes	13,296	15,600	26,468	20,327	13,421
Income tax expense	(3,857)	(4,583)	(7,358)	(6,151)	(3,779)
Net earnings	$9,439	$11,017	$19,110	$14,176	$9,642
Preferred dividend requirement	(2,861)	(687)	(698)	(1,332)	(1,547)
Net earnings available to common stockholders	$6,578	$10,330	$18,412	$12,844	$8,095

Basic earnings per common share	$0.58	$0.91	$1.63	$1.14	$0.77
Diluted earnings per common share	$0.58	$0.90	$1.58	$1.12	$0.77
Dividends per common share	$0.36	$0.36	$0.35	$0.31	$0.28

Total loans	$1,284,082	$1,263,645	$1,284,431	$1,137,554	$1,046,940
Total assets	1,943,340	1,927,733	1,936,740	1,851,160	1,851,728
Total deposits	1,579,430	1,550,850	1,585,234	1,518,803	1,551,904
Long-term obligations	47,591	48,018	48,444	57,087	58,512

Selected ratios:
Loans to assets	66.08%	65.55%	66.32%	61.45%	56.54%
Loans to deposits	81.30%	81.48%	81.02%	74.90%	67.46%
Deposits to assets	81.27%	80.45%	81.85%	82.05%	83.81%
Return on average assets	0.34%	0.53%	0.97%	0.69%	0.58%
Return on average common equity	3.73%	6.00%	11.43%	8.64%	6.05%

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to highlight changes in the financial condition of the Company and on its results of operations during 2016, 2015 and 2014.   This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

Overview

We are a financial holding company, headquartered in Lafayette, Louisiana, that through our community banking subsidiary, MidSouth Bank, N.A., operates 57 offices in Louisiana and Texas.  We had approximately $1.9 billion in consolidated assets as of December 31, 2016.  We derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Approximately 73.7% of our total deposits are interest-bearing.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  The resulting ratio of that difference as a percentage of our average earning assets represents our net interest margin.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.  In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

Our financial results over the past several years have been impacted by disruptions in the national economy and the resulting financial uncertainty that affected the banking industry.  The recent sharp decline in oil prices added additional pressure on the financial performance of the Company during 2016. We are closely monitoring our oil and gas loan portfolio, and we will also continue to apply conservative underwriting practices that have served us well over our thirty year history.  We began as an energy leader during the oil downturn of the 80's, and we have a strong thirty year track record of lending to this industry. We have seen many ups and downs in the oil and gas industry over the years and continue to communicate with our customers who provide valuable insight on the present energy cycle. If oil prices remain at these low levels for an extended period, we could experience weaker oil and gas related loan demand and increased losses within the oil and gas loan portfolio.

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

Another of our critical accounting policies relates to the valuation of goodwill, intangible assets and other purchase accounting adjustments.  We account for acquisitions in accordance with ASC Topic No. 805, which requires the use of the purchase method of accounting.  Under this method, we are required to record assets acquired and liabilities assumed at their fair value, including intangible assets.  Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions.  Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective.  Resulting goodwill from an acquisition under the purchase method of accounting represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.  In evaluating the goodwill on our consolidated balance sheet for impairment at December 31, 2016, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  After making the assessment based on several factors, which included but was not limited to the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we determined it is more likely than not that the fair value of our acquired assets is greater than the carrying amount and, accordingly, no impairment of goodwill was recorded for the year ended December 31, 2016.

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

Results of Operations

Net income available to common stockholders for the year ended December 31, 2016 totaled $6.6 million compared to $10.3 million for the year ended December 31, 2015, or a decrease of $3.7 million.  Diluted earnings per share were $0.58 for the year ended December 31, 2016, compared to $0.90 for 2015.  The decrease resulted primarily from a $4.2 million decrease in revenues. 2015 net earnings included $1.2 million in gain on sales of securities and $160,000 of income from a death benefit on bank owned life insurance. Excluding these non-operating revenues, net earnings available to common shareholders decreased $2.8 million in year-over-year comparison. A $2.8 million decrease in operating revenues, a $2.2 million increase dividends on preferred stock, and a $1.4 million increase in noninterest expenses were partially offset by a $3.3 million decrease in loan loss provision and a $726,000 decrease in income tax expense.

Total consolidated assets remained constant at $1.9 billion for the years ended December 31, 2016 and December 31, 2015.  Deposits totaled $1.6 billion at December 31, 2016 and December 31, 2015.  Our stable core deposit base, which excludes time deposits, grew $46.2 million and accounted for 90.4% of deposits at December 31, 2016 compared to 89.1% of deposits at year end 2015.  Time deposits decreased $17.6 million for the year ended December 31, 2016.  Net loans totaled $1.3 billion at December 31, 2016 compared to $1.2 billion at December 31, 2015.  Net loans increased $15.1 million, or 1.2%, for the year ended December 31, 2016.

Our Tier 1 leverage capital ratio was 10.11% at December 31, 2016 compared to 10.10% at December 31, 2015.  Tier 1 risk-weighted capital and total risk-weighted capital ratios were 13.02% and 14.28% at December 31, 2016, compared to 13.25% and 14.50% at December 31, 2015, respectively.  The Tier 1 common equity ratio at December 31, 2016 was 8.81%, compared to 8.91% at December 31, 2015.  Return on average common equity was 3.73% for 2016 compared to 6.00% for 2015.  Return on average assets was 0.34% compared to 0.53% for the same periods, respectively.

Nonperforming assets totaled $65.0 million at December 31, 2016, an increase of $10.6 million over the $54.4 million reported for year-end 2015.  The increase resulted from a $12.7 million increase in nonperforming loans.  Nonaccrual loans totaled $62.6 million at December 31, 2016 compared to $50.1 million at December 31, 2015.  Loans past due 90 days or more and still accruing interest totaled $268,000 at December 31, 2016 compared to $147,000 at December 31, 2015.  Total nonperforming assets to total assets were 3.35% at December 31, 2016 compared to 2.82% at December 31, 2015.  Loans classified as troubled debt restructurings (“TDRs”) totaled $25.3 million at December 31, 2016 compared to $21.0 million at December 31, 2015. These totals included $25.1 million and $20.9 million, respectively, of loans reported in nonaccrual loans.

Allowance coverage for nonperforming loans was 38.78% at December 31, 2016 compared to 37.87% at December 31, 2015.  Year-to-date net charge-offs were 0.41% of average total loans as of December 31, 2016 compared to 0.47% as of December 31, 2015.  The ALL/total loans ratio increased to 1.90% for the year ended December 31, 2016 compared to 1.50% at December 31, 2015.

Table 1 Summary of Return on Equity and Assets
	2016	2015	2014
Return on average assets	0.34%	0.53%	0.97%
Return on average common equity	3.73%	6.00%	11.43%
Dividend payout ratio on common stock	62.07%	40.00%	22.15%
Average equity to average assets	11.25%	10.91%	10.71%

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

Earnings Analysis

Net Interest Income
Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.20%, 4.34%, and 4.63% for the years ended December 31, 2016, 2015, and 2014, respectively.  Tables 2 and 3 analyze the changes in net interest income for the years ended December 31, 2016, 2015, and 2014.

Table 2 Consolidated Average Balances, Interest, and Rates (in thousands)
	Year Ended December 31,
	2016			2015			2014
	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate
Assets
Investment securities[1]
Taxable	$352,865	$7,924	2.25%	$340,428	$7,559	2.22%	$366,786	$8,100	2.21%
Tax exempt[2]	63,260	2,680	4.24%	74,836	3,342	4.47%	87,449	4,028	4.61%
Total investment securities	416,125	10,604	2.55%	415,264	10,901	2.63%	454,235	12,128	2.67%
Federal funds sold	3,364	16	0.47%	3,578	8	0.22%	3,032	6	0.20%
Time and interest bearing deposits in other banks	76,328	399	0.51%	62,659	164	0.26%	27,649	70	0.25%
Other investments	11,254	351	3.12%	10,471	345	3.29%	11,590	347	2.99%
Loans
Commercial and real estate	1,175,900	62,426	5.31%	1,185,788	64,470	5.44%	1,111,702	65,498	5.89%
Installment	87,825	6,256	7.12%	106,064	7,163	6.75%	100,960	6,829	6.76%
Total loans[3]	1,263,725	68,682	5.43%	1,291,852	71,633	5.54%	1,212,662	72,327	5.96%
Total earning assets	1,770,796	80,052	4.52%	1,783,824	83,051	4.66%	1,709,168	84,878	4.97%
Allowance for loan losses	(20,823)			(15,127)			(8,850)
Nonearning assets	185,252			188,520			191,761
Total assets	$1,935,225			$1,957,217			$1,892,079

Liabilities and stockholders’ equity
NOW, money market, and savings	$1,014,772	$2,913	0.29%	$943,615	$2,214	0.23%	$921,631	$2,147	0.23%
Time deposits	161,926	741	0.46%	226,188	1,373	0.61%	228,856	1,368	0.60%
Total interest-bearing deposits	1,176,698	3,654	0.31%	1,169,803	3,587	0.31%	1,150,487	3,515	0.31%
Securities sold under agreements to repurchase	88,618	943	1.06%	84,622	961	1.14%	62,844	795	1.27%
Federal funds purchased	1	—	—%	1	—	—%	228	2	0.87%
Short-term FHLB advances	5,669	23	0.40%	27,959	56	0.20%	26,946	43	0.16%
Long-term FHLB advances	25,633	366	1.40%	26,059	364	1.38%	26,936	378	1.38%
Junior subordinated debentures	22,167	704	3.12%	22,167	613	2.73%	26,774	1,074	3.96%
Total interest-bearing liabilities	1,318,786	5,690	0.43%	1,330,611	5,581	0.42%	1,294,215	5,807	0.45%
Demand deposits	390,585			405,571			386,664
Other liabilities	8,214			7,576			8,569
Stockholders’ equity	217,640			213,459			202,631
Total liabilities and stockholders’ equity	$1,935,225			$1,957,217			$1,892,079
Net interest income and net interest spread		$74,362	4.09%		$77,470	4.24%		$79,071	4.52%
Net interest margin			4.20%			4.34%			4.63%

1 Securities classified as available-for-sale are included in average balances and interest income figures and reflect interest earned on such securities.
2 Interest income of $924,000 for 2016, $1,154,000 for 2015, and $1,391,000 for 2014 is added to interest earned on tax-exempt obligations to reflect tax-equivalent yields using a tax rate of 35%.
3 Interest income includes loan fees of $4,932,000 for 2016, $5,170,000 for 2015, and $5,888,000 for 2014.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.
4 Net interest income includes accretion income of $1,857,000 for 2016, $2,342,000 for 2015, and $3,647,000 for 2014.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	2016 Compared to 2015			2015 Compared to 2014
	Total Increase	Change Attributable to		Total Increase	Change Attributable to
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment securities
Taxable	$365	$278	$87	$(541)	$(585)	$44
Tax-exempt	(662)	(497)	(165)	(686)	(566)	(120)
Federal funds sold	8	—	8	2	2	—
Time and interest-bearing deposits in other banks	235	42	193	94	93	1
Other investments	6	25	(19)	(2)	(35)	33
Loans, including fees	(2,951)	(1,652)	(1,299)	(694)	4,564	(5,258)
Total	(2,999)	(1,804)	(1,195)	(1,827)	3,473	(5,300)
Interest paid on:
Interest-bearing deposits	67	18	49	72	59	13
Securities sold under agreements to repurchase	(18)	43	(61)	166	253	(87)
Federal funds purchased	—	—	—	(2)	(2)	—
Short-term FHLB advances	(33)	(65)	32	13	2	11
Long-term FHLB advances	2	(3)	5	(14)	(9)	(5)
Junior subordinated debentures	91	—	91	(461)	(159)	(302)
Total	109	(7)	116	(226)	144	(370)
Taxable-equivalent net interest income	$(3,108)	$(1,797)	$(1,311)	$(1,601)	$3,329	$(4,930)

NOTE:  Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

In year-to-date comparison, FTE net interest income decreased $3.1 million primarily due to a $3.0 million decrease in interest income on loans. The average volume of loans decreased $28.1 million in year-over-year comparison, and the average yield on loans decreased 11 basis points, from 5.54% to 5.43%. The average volume of investment securities increased $861,000 in year-over-year comparison, and the average yield on investment securities decreased 8 basis points for the same period. The average yield on total earning assets decreased in year-over-year comparison, from 4.66% at December 31, 2015 to 4.52% at December 31, 2016. The purchase accounting adjustments added 12 basis points to the average yield on loans for the year ended December 31, 2016 and 16 basis points for the year ended December 31, 2015. Excluding purchase accounting adjustments, the average yield on earning assets decreased 11 basis points, from 4.54% at December 31, 2015 to 4.43% at December 31, 2016. Interest expense increased $109,000 in year-over-year comparison. Increases in interest expense included a $67,000 increase in interest expense on deposits and a $91,000 increase in interest expense on junior subordinated debentures. These increases were partially offset by a $33,000 decrease in interest expense on short-term FHLB advances and an $18,000 decrease in interest expense on securities sold under agreements to repurchase. The average rate paid on interest-bearing liabilities was 0.43% for the year ended December 31, 2016 compared to 0.42% for the year ended December 31, 2015. Excluding purchase accounting adjustments, the average rate paid on interest-bearing liabilities increased 1 basis point, from 0.45% for the year ended December 31, 2015 to 0.46% for the year ended December 31, 2016. The FTE net interest margin decreased 14 basis points, from 4.34% for the year ended December 31, 2015 to 4.20% for the year ended December 31, 2016. Excluding purchase accounting adjustments, the FTE net interest margin decreased 11 basis points, from 4.20% to 4.09% for the years ended December 31, 2015 and 2016, respectively, primarily due to a decline in the average rate earned on loans and the decreased average volume of loans.

FTE net interest income decreased $1.6 million from 2014 to 2015 primarily due to a $1.2 million decrease in interest earned on investment securities. The average volume of investment securities decreased $39.0 million in year-over-year comparison.

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

Noninterest Income
Noninterest income totaled $19.0 million at December 31, 2016 compared to $20.3 million at December 31, 2015 and $23.0 million at December 31, 2014.  Our recurring non-interest income includes service charges and fees on deposit accounts, ATM and debit card income and mortgage lending income.

Table 4 presents noninterest income for the years ended December 31, 2016, 2015 and 2014.

Table 4 Noninterest Income (in thousands)
	Year Ended December 31,
	2016	2015	2014
Service charges on deposit accounts	$9,612	$9,523	$9,780
ATM and debit card income	6,579	6,463	7,209
Gain on securities, net	20	1,243	128
Mortgage lending	586	618	410
Increase in cash value of life insurance	315	331	264
Executive officer life insurance proceeds	—	—	3,000
Income from death benefit on BOLI	—	160	—
Credit card income	340	381	355
Letter of credit income	26	80	115
Other	1,530	1,522	1,699
Total noninterest income	$19,008	$20,321	$22,960

Note: 2016 and 2015 income included a reclass from ATM and debit card income to Service charges on deposit accounts in the amounts of $784,000 and $887,000, respectively, for fees that were previously being included in ATM and debit card income.

Income from service charges and fees on deposit accounts, including insufficient funds fees (“NSF” fees), increased $89,000 in 2016. Adjusting for the reclass noted above, service charges and fees on deposit accounts decreased $1.1 million in 2015, primarily due to a lower volume of NSF items processed.  ATM and debit card income increased $116,000 in 2016. Adjusting for the reclass noted above, ATM and debit card income increased $141,000 in 2015. The increase in ATM and debit card income during 2016 and 2015 was a result of an increase in electronic transactions processed.  Noninterest income for the year ended December 31, 2016 included $20,000 in gain on sales of securities. Noninterest income for the year ended December 31, 2015 included $1.2 million in gain on sales of securities and $160,000 of income from a death benefit on bank owned life insurance. Noninterest income for the year ended December 31, 2014 included executive officer life insurance proceeds of $3.0 million and $128,000 in gain on sales of securities.  Excluding these non-operating income items, other noninterest income decreased $135,000 in 2016 and increased $89,000 in 2015.  The $135,000 decrease in 2016 primarily consisted of a $54,000 decrease in letter of credit income, a $41,000 decrease in Visa merchant income and a $32,000 decrease in mortgage program fee income.  The $89,000 increase in 2015 primarily consisted of a $208,000 increase in mortgage program fee income, which was partially offset by a $121,000 decrease in third party investment advisory income.

Noninterest Expense
Noninterest expense totaled $68.6 million for the year ended December 31, 2016 compared to $67.1 million and $68.5 million for the years ended December 31, 2015 and 2014, respectively. Our recurring non-interest expense consists of salaries and employee benefits, occupancy expense, ATM and debit card expense and other operating expenses.

Table 5 presents noninterest expense for the years ended December 31, 2016, 2015 and 2014.

Table 5 Noninterest Expense (in thousands)
	Year Ended December 31,
	2016	2015	2014
Salaries and employee benefits	$32,932	$32,036	$33,847
Occupancy expense	14,630	15,052	15,064
ATM and debit card	3,239	2,951	2,889
Legal and professional fees	1,855	1,560	1,802
FDIC premiums	1,601	1,513	1,050
Marketing	1,523	1,564	1,658
Corporate development	1,572	1,531	1,420
Data processing	1,963	1,888	1,940
Printing and supplies	760	923	1,114
Expenses on ORE, net	389	267	(820)
Amortization of core deposit intangibles	1,107	1,106	1,106
Other	6,979	6,746	7,477
Total noninterest expense	$68,550	$67,137	$68,547

Total noninterest expense increased 2.1%, or $1.4 million, from 2015 to 2016 and decreased 2.1%, or $1.4 million, from 2014 to 2015.  Non-operating expenses in 2014 consisted of $394,000 in losses on disposal of fixed assets, a $258,000 loss on redemption of Trust Preferred Securities, $516,000 in efficiency consultant expenses, $189,000 of expenses related to the death of an executive officer and a $1.1 million gain on sale of ORE.  Excluding these non-operating expenses, total noninterest expense decreased $1.1 million from 2014 to 2015.

Excluding non-operating expenses, salaries and employee benefits increased $896,000, or 2.8%, in 2016.  The number of employees on a full-time equivalent ("FTE") basis decreased by one during 2016, from 536 at year end 2015 to 535 at year end 2016. The increase in salaries and benefits costs during 2016 was partially due to $143,000 of sign-on bonuses related to recruiting new talent to the organization, including new producers in Texas and a new Chief Information Officer. Also contributing to the increase in salaries and employee benefits costs was $223,000 of severance benefits accrued and a $349,000 increase in group health costs. Salaries and employee benefits decreased $1.7 million, or 5.0%, in 2015.  Through attrition and efficiency efforts, we reduced the number of FTE employees by 13 during 2015, from 549 at year end 2014 to 536 at year end 2015.  The reduction in workforce contributed to a $636,000 decrease in group health costs in 2015. Also contributing to the decrease in salaries and employee benefits costs during 2015 was a $553,000 reduction in incentives related to the Annual Incentive Compensation Plan ("AICP"). Since the Company did not achieve its 2015 goals as set forth in the AICP, no benefits were paid out under the plan for 2015.

Excluding non-operating expenses, occupancy expenses decreased $422,000 in 2016 and decreased $12,000 in 2015.  The decrease in 2016 was primarily the result of lower lease expense and lower depreciation expense. Premises and equipment additions and leasehold improvements totaled approximately $5.8 million, $5.4 million and $5.6 million for the years 2016, 2015, and 2014, respectively.

ATM and debit card processing fees increased $288,000 in 2016 and was primarily driven by a $231,000 increase in losses on ATM/debit card processing. Losses on ATM/debit card processing for the year ended December 31, 2015 included a $55,000 insurance reimbursement for losses sustained in 2014. Excluding this insurance reimbursement, losses on ATM/debit card processing increased $176,000 in 2016. ATM and debit card processing fees increased $62,000 in 2015 primarily due to an increased volume of electronic transactions processed.

Excluding non-operating expenses, legal and professional fees increased $295,000 in 2016 and increased $274,000 in 2015. The increase in 2016 was due to a $127,000 increase in legal fees, an $86,000 increase in consulting fees and an $85,000 increase in outsourcing costs. The increase in legal fees is primarily due to the increase in our non-performing loans. The increase in operating legal and professional fees during 2015 was primarily due to a $114,000 increase in consulting fees, an $86,000 increase in outsourcing costs and a $57,000 increase in legal fees.

FDIC premiums increased $88,000 in 2016 and $463,000 in 2015 and was primarily due to an increase in our non-performing loans, one of the factors considered in the premium calculation.

Excluding the fluctuations discussed above, other noninterest expense increased $268,000 in 2016 and included increases of $191,000 in recruiting expense and $75,000 in data processing costs. The increased expenses were partially offset by a $163,000 decrease in the cost of printing and supplies.

Excluding non-operating expenses and the fluctuations discussed above, other noninterest expense decreased $640,000 in 2015 and included decreases of $236,000 in credit reporting expense, $191,000 in the cost of printing and supplies and $190,000 in postage and freight.

Income Taxes
Income tax expense decreased $726,000 in 2016 and decreased $2.8 million in 2015 and approximated 29%, 29%, and 28% of income before taxes in 2016, 2015 and 2014, respectively.  The impact of nontaxable municipal interest income and other tax considerations resulted in lower effective tax rates for each of the three years presented in the Consolidated Statement of Earnings included in Item 8 of this filing.  For the year ended December 31, 2014, executive officer life insurance proceeds of $3.0 million further lowered the effective tax rate.  The notes to the consolidated financial statements provide additional information regarding income tax considerations.

Balance Sheet Analysis

Investment Securities
Total investment securities increased $5.1 million in 2016, from $435.0 million in 2015 to $440.1 million at December 31, 2016.  The increase resulted primarily from $104.5 million in purchases, which were offset by $86.3 million in maturities and calls of securities and $6.8 million in sales of securities.  Average duration of the portfolio was approximately 3.2 years as of December 31, 2016 and the average taxable-equivalent yield was 2.55%.  For the year ended December 31, 2015, average duration of the portfolio was 3.8 years and the average taxable-equivalent yield was 2.63%.  Unrealized net losses before tax effect in the securities available-for-sale portfolio were $2.5 million at December 31, 2016, compared to unrealized net gains before tax effect in the securities available-for-sale portfolio of $784,000 at December 31, 2015.  These amounts resulted from interest rate fluctuations.

At December 31, 2016, approximately $296.9 million, or 86.8%, of the securities available-for-sale portfolio represented mortgage-backed securities and CMOs.  All of the mortgage-backed securities and CMOs are government agency sponsored with the exception of two privately issued CMOs with a current market value of $18,000.  Risk due to changes in interest rates on mortgage-backed pools is monitored by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security.  CMOs totaled $223.3 million and represented pools that each had a book value of less than 10% of stockholders' equity at December 31, 2016.  The mutual fund in the securities available-for-sale portfolio is a CRA Qualified Investment Fund.  The CRA Fund is a market-rate bond fund that invests in high credit quality fixed income securities whose proceeds are designed to positively impact communities throughout the United States. The fair value of the security at December 31, 2016 totaled $2.1 million. The fair value of our corporate debt securities at December 31, 2016 totaled $13.8 million. Of this total, $2.6 million represented senior debt instruments and $11.2 represented subordinated debt instruments. An additional 8.5% of the available-for-sale portfolio consisted of municipal securities.  At December 31, 2016, approximately $57.7 million, or 58.8%, of the held-to-maturity portfolio represented mortgage-backed securities and CMOs.  The remainder of the held-to-maturity portfolio, approximately $40.5 million, consisted of municipal securities.

Additional information on our investment securities portfolio is provided in Note 3 of the notes to consolidated financial statements.

Table 6 Carrying Value of Investment Securities December 31, (in thousands)
	2016	2015	2014	2013	2012
Available-for-sale securities
U. S. Government sponsored enterprises	$—	$—	$10,227	$11,265	$13,424
Obligations of state and political subdivisions	29,141	31,493	44,605	59,978	87,421
GSE mortgage-backed securities	73,578	87,038	109,103	145,965	178,819
Collateralized mortgage obligations: residential	220,202	192,088	60,839	70,887	101,986
Collateralized mortgage obligations: commercial	3,082	5,448	24,545	27,346	29,761
Other asset-backed securities	—	—	24,343	25,489	12,742
Collateralized debt obligation	—	—	1,218	735	464
Mutual funds	2,059	2,092	2,104	—	—
Corporate debt securities	13,811	—	—	—	—
Total available-for-sale securities	$341,873	$318,159	$276,984	$341,665	$424,617
Held-to-maturity securities
Obligations of state and political subdivisions	$40,515	$43,737	$45,914	$47,377	$42,900
GSE mortgage-backed securities	44,375	55,696	67,268	78,272	89,383
Collateralized mortgage obligations: residential	8,969	10,803	12,709	14,189	5,009
Collateralized mortgage obligations: commercial	4,352	6,556	15,310	15,685	16,232
Total held-to-maturity securities	$98,211	$116,792	$141,201	$155,523	$153,524
Total investment securities	$440,084	$434,951	$418,185	$497,188	$578,141

Table 7 Investment Securities Portfolio Debt Security Maturities and Average Taxable-Equivalent Yields For the Year Ended December 31, 2016 (dollars in thousands)
	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Securities available-for-sale:
Obligations of state and political subdivisions[1]	$2,179	5.50%	$9,969	5.92%	$3,624	4.64%	$13,369	4.18%	$29,141
GSE mortgage-backs and CMOs: residential	—	—%	11	5.06%	35,178	3.23%	258,591	2.64%	293,780
CMOs: commercial	—	—	—	—%	—	—	3,082	1.99%	3,082
Corporate debt securities	—	—%	1,560	6.13%	12,251	6.14%	—	—%	13,811
Total fair value	$2,179		$11,540		$51,053		$275,042		$339,814

	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Years		After 10 Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Obligations of state and political subdivisions[1]	$347	2.99%	$6,427	2.70%	$8,181	3.35%	$25,560	3.47%	$40,515
GSE mortgage-backs and CMOs: residential	—	—%	—	—%	24,656	2.83%	28,688	2.04%	53,344
CMOs: commercial	—	—%	—	—%	—	—%	4,352	2.22%	4,352
Total cost	$347		$6,427		$32,837		$58,600		$98,211
 1 Tax exempt yields are expressed on a fully taxable equivalent basis.

Loan Portfolio
The loan portfolio increased $20.4 million, or 1.6%, during 2016 primarily as a result of increased demand for real estate loans, particularly construction loans.  Increases of $26.0 million, $10.0 million and $8.8 million were in the construction, commercial real estate and residential real estate portfolios, respectively. These increases were partially offset by a $28.3 million decrease in our consumer loan portfolio.

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

The loan portfolio at December 31, 2016 consisted of approximately 33.6% in fixed rate loans, with the majority maturing within five years.  Approximately 66.4% of the portfolio earns a variable rate of interest, the greater majority of which adjusts simultaneous with changes in the Prime rate and a smaller portion that adjusts on a scheduled repricing date.  The mix of variable and fixed rate loans provides some protection from changes in market rates of interest.  Additionally, we have established rate floors, primarily for our commercial loans, that provided some protection to our net interest margin during the current sustained low interest rate environment.

Table 8 Composition of Loans December 31, (in thousands)
	2016	2015	2014	2013	2012
Commercial, financial, and agricultural	$459,574	$454,028	$467,147	$403,976	$315,655
Real estate – construction	100,959	74,952	68,577	82,691	75,334
Real estate – commercial	481,155	471,141	467,172	397,135	414,384
Real estate – residential	157,872	149,064	154,602	146,841	142,858
Installment loans to individuals	82,660	111,009	119,328	97,459	90,561
Lease financing receivable	1,095	1,968	4,857	5,542	5,769
Other	767	1,483	2,748	3,910	2,379
Total loans	$1,284,082	$1,263,645	$1,284,431	$1,137,554	$1,046,940

Table 9 Loan Maturities and Sensitivity to Interest Rates For the Year Ended December 31, 2016 (in thousands)
	Fixed and Variable Rate Loans at Stated Maturities				Amounts Over One Year With
	1 Year or Less	1 Year – 5 Years	Over 5 years	Total	Predetermined Rates	Floating Rates	Total
Commercial, financial, and agricultural	$195,927	$194,479	$69,168	$459,574	$126,801	$136,846	$263,647
Real estate – construction	54,372	21,822	24,765	100,959	14,930	31,657	46,587
Real estate – commercial	61,780	73,424	345,951	481,155	53,483	365,892	419,375
Real estate – residential	13,246	33,158	111,468	157,872	66,090	78,536	144,626
Installment loans to individuals	27,228	49,079	6,353	82,660	50,341	5,091	55,432
Lease financing receivable	43	1,052	—	1,095	1,052	—	1,052
Other	560	118	89	767	118	89	207
Total	$353,156	$373,132	$557,794	$1,284,082	$312,815	$618,111	$930,926
 Asset Quality

Credit Risk Management
We manage credit risk by observing written, board approved policies that govern all underwriting activities.  Our Chief Credit Officer (“CCO”) is responsible for credit underwriting as well as management of classified and criticized assets for the Bank.  The role of CCO includes on-going review and development of lending policies, commercial credit analysis, centralized consumer underwriting, loan operations documentation and funding, and overall credit risk management procedures.  The current risk management process requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  We believe the conservative nature of our underwriting practices has resulted in strong credit quality in our loan portfolio. Completed loan applications, credit bureau reports, financial statements, and a committee approval process remain a part of credit decisions.  Documentation of the loan decision process is required on each credit application, whether approved or denied, to ensure thorough and consistent procedures.  Additionally, we have historically recognized and disclosed significant problem loans quickly and taken prompt action to address material weaknesses in those credits.

Our loan review process also includes monitoring and reporting of loan concentrations whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At December 31, 2016, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  We define an energy loan as any loan where the borrower's ability to repay is disproportionately impacted by a prolonged downturn in energy prices. Under this definition, the Bank includes direct C&I loans to energy borrowers, as well as CRE loans, Residential Real Estate loans and loans to energy-related borrowers where the loan's primary collateral is cash and marketable securities. Although this definition has resulted in a lack of comparability with some other energy-related banks, management believes it to be the prudent approach to monitoring and managing the Bank's energy exposure. Our exposure in the oil and gas industry, as defined above, totaled approximately $237.4 million, or 18.5% of total loans.  The average loan size is approximately $458,000, and the average loan size per relationship is roughly $609,000.  Of the $237.4 million to borrowers in the oil and gas industry, $31.9 million or 13.4% were on nonaccrual status at December 31, 2016. We are closely monitoring the effects of the sharp decline in oil prices on our energy related loan portfolio.  MidSouth Bank began as an energy lender during the oil downturn of the 1980’s and we have a strong thirty year track record of lending to this industry.  We continue to communicate with our customers who provide valuable insight on the present energy cycle.  In light of the downturn in oil prices, we expensed provisions during the last three years to establish a special reserve for potential future energy loan losses that have not yet been identified.  We felt it was a prudent risk management strategy to establish a reserve of $2.5 million. During the fourth quarter of 2016, $2.0 million of the reserve was used to partially offset a $2.9 million energy-related impairment identified during the fourth quarter of 2016. At December 31, 2016, the balance in this reserve totaled $500,000. Combined with $11.1 million in specific and general reserves allocated to energy-related loans, the energy reserve as a percentage of total energy loans was 4.9% at December 31, 2016. Energy-related charge-offs during 2016 totaled $1.6 million.

We also monitor our exposure to CRE loans.  At December 31, 2016, CRE loans (including commercial construction and multifamily loans) totaled approximately $559.4 million, 48% of which are secured by owner-occupied commercial properties.  Our non-owner occupied CRE loans as a percentage of our risk-based capital totaled 136% at December 31, 2016. A total of $28.7 million, or 5.1%, in loans secured by commercial real estate was on nonaccrual status at December 31, 2016.

Nonperforming Assets
Table 10 contains information about nonperforming assets, including loans past due 90 days or greater (“90 days or >”) and still accruing.

Table 10 Asset Quality Information December 31, (dollars in thousands)
	2016	2015	2014	2013	2012
Loans on nonaccrual	$62,580	$50,051	$10,701	$5,099	$8,276
Loans past due 90 days or > and still accruing	268	147	187	178	1,986
Total nonperforming loans	62,848	50,198	10,888	5,277	10,262
Other real estate owned	2,175	4,187	4,234	6,687	7,496
Other assets repossessed	16	38	—	20	151
Total nonperforming assets	$65,039	$54,423	$15,122	$11,984	$17,909
Troubled debt restructurings, accruing (1)	$152	$164	$176	$179	$3,905
Nonperforming loans to total loans + ORE + other foreclosed assets	5.06%	4.29%	1.17%	1.05%	1.70%
Nonperforming assets to total assets	3.35%	2.82%	0.78%	0.65%	0.97%
ALLL to nonperforming loans	38.78%	37.87%	103.10%	166.36%	71.82%
ALLL to total loans	1.90%	1.50%	0.87%	0.77%	0.70%
 (1)Does not include $25.1 million, $20.9 million, $234,000, $233,000 and $232,000 of TDRs reported in nonaccrual loans at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

Nonperforming assets totaled $65.0 million at December 31, 2016, an increase of $10.6 million over the $54.4 million reported for year-end 2015.  The increase resulted from a $12.5 million increase in nonaccrual loans, which included the addition of three CRE relationships totaling $9.0 million unrelated to energy that were placed on nonaccrual status during the year and two energy related credit relationships totaling $8.1 million that were placed on nonaccrual status during 2016.  The allowance coverage for nonperforming loans increased during 2016, from 37.87% at December 31, 2015 to 38.78% at December 31, 2016.  Classified assets, including ORE, increased $57.6 million or 75.2%, from $76.6 million at December 31, 2015 to $134.2 million at December 31, 2016. The increase in classified assets was primarily due to the downgrades of several energy-related credits during 2016. Year-to-date net charge-offs were 0.41% of average total loans as of December 31, 2016 compared to 0.47% as of December

31, 2015.  The ALL/total loans ratio improved by 40 basis points to 1.90% at December 31, 2016 compared to 1.50% at December 31, 2015 as a result of a $10.6 million provision for loan losses recorded during the year ended December 31, 2016.

Loans classified as TDRs totaled $25.3 million at December 31, 2016 compared to $21.0 million at December 31, 2015. These totals included $25.1 million and $20.9 million, respectively, of loans reported in nonaccrual loans. Additional information regarding impaired loans and TDRs is included in the notes to the consolidated financial statements.

Consumer and commercial loans are placed on nonaccrual status when principal or interest is 90 days past due, or sooner if the full collectibility of principal or interest is doubtful, except if the underlying collateral fully supports both the principal and accrued interest and the loan is in the process of collection.  Our policy provides that retail (consumer) loans that become 120 days delinquent be routinely charged off.  Loans classified for regulatory purposes but not included in Table 10 do not represent material amounts that we have serious doubts as to the ability of the borrower to comply with loan repayment terms.  Further information regarding loan policy is provided in the notes to the consolidated financial statements.

Allowance for Loan Losses
Provisions totaling $10.6 million, $13.9 million, and $5.6 million, for the years 2016, 2015, and 2014, respectively, were considered necessary to bring the allowance for loan losses to a level we believe sufficient to cover probable losses in the loan portfolio.  In light of the downturn in oil prices, we established a special reserve during fourth quarter of 2014 for potential future energy loan losses that have not yet been identified.  Table 11 analyzes activity in the allowance for 2016, 2015, 2014, 2013, and 2012.

Table 11 Summary of Loan Loss Experience For the Year Ended December 31, (dollars in thousands)
	2016	2015	2014	2013	2012
Balance at beginning of year	$19,011	$11,226	$8,779	$7,370	$7,276
Charge-offs:
Commercial, financial, and agricultural	4,366	4,936	2,843	935	1,054
Real estate – construction	—	105	1	—	—
Real estate – commercial	218	183	93	18	550
Real estate – residential	24	87	273	129	126
Installment loans to individuals	1,407	1,263	706	824	526
Lease financing receivable	—	—	—	—	—
Other	—	—	—	—	—
Total charge-offs	6,015	6,574	3,916	1,906	2,256
Recoveries:
Commercial, financial, and agricultural	459	235	164	80	181
Real estate – construction	—	3	—	8	18
Real estate – commercial	123	26	407	29	1
Real estate – residential	5	12	47	39	2
Installment loans to individuals	189	183	120	109	98
Lease financing receivable	—	—	—	—	—
Other	—	—	—	—	—
Total recoveries	776	459	738	265	300
Net charge-offs	5,239	6,115	3,178	1,641	1,956
Additions to allowance charged to operating expenses	10,600	13,900	5,625	3,050	2,050
Balance at end of year	$24,372	$19,011	$11,226	$8,779	$7,370
Net charge-offs to average loans	0.41%	0.47%	0.26%	0.15%	0.26%
Year-end allowance to year-end loans	1.90%	1.50%	0.87%	0.77%	0.70%

Table 12 Allocation of Loan Loss by Category December 31, (dollars in thousands)
	2016		2015		2014		2013		2012
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and agricultural	$16,057	35.8	$11,268	35.9	$5,729	36.4	$3,906	35.5	$1,535	30.1
Real estate - construction	585	7.8	819	5.9	954	5.3	1,046	7.3	2,147	7.2
Real estate - commercial	5,384	37.5	4,614	37.3	2,402	36.4	1,389	34.9	2,166	39.6
Real estate - residential	940	12.3	816	11.8	810	12.0	1,141	12.9	936	13.6
Installment loans to individuals	1,395	6.4	1,468	8.8	1,311	9.3	1,273	8.6	543	8.7
Lease financing receivable	5	0.1	14	0.2	16	0.4	21	0.5	41	0.6
Other	6	0.1	12	0.1	4	0.2	3	0.3	2	0.2
	$24,372	100.0	$19,011	100.0	$11,226	100.0	$8,779	100.0	$7,370	100.0

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

Funding Sources

Deposits
As of December 31, 2016, total deposits increased $28.6 million, or 1.8%, to $1.6 billion following a decrease of $34.4 million in 2015. Noninterest-bearing deposits increased $40.7 million to $414.9 million and represented 26.3% of total deposits at December 31, 2016, compared to 24.1% at December 31, 2015 and 24.7% at December 31, 2014.  Interest-bearing deposits in money market and savings accounts increased $8.4 million and NOW account deposits decreased $2.9 million.  Time deposits, which are comprised mostly of certificates of deposits (“CDs”), decreased $17.6 million in 2016.  The decrease in total deposits during 2015 resulted primarily from decreases of $81.7 million and $16.6 million in time deposits and noninterest-bearing deposits, respectively.  These decreases were partially offset by an increase of $58.2 million in money market and savings accounts and a $5.7 million increase in NOW accounts. Core deposits, defined as all deposits other than time deposits, remained strong at 90.4% of total deposits at year-end 2016 compared to 89.1% of total deposits at year-end 2015.  Core deposits totaled 84.1% of total deposits at year-end 2014.  To manage the net interest margin and core deposit balances, we typically offer low- to mid-market rates on CDs.  Additional information on deposits appears in the tables below and in the notes to the consolidated financial statements.

Table 13 Summary of Average Deposits (in thousands)
	2016		2015		2014
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
Noninterest-bearing demand deposits	$390,585	—	$405,571	—	$386,664	—
Interest-bearing deposits:
Savings, NOW, and money market	1,014,772	0.29%	943,615	0.23%	921,631	0.23%
Time deposits	161,926	0.46%	226,188	0.61%	228,856	0.60%
Total	$1,567,283	0.23%	$1,575,374	0.23%	$1,537,151	0.23%

Table 14 Maturity Schedule Time Deposits of $250,000 or More December 31, (in thousands)
	2016	2015	2014
3 months or less	$9,785	$10,765	$11,795
Over 3 months through 6 months	7,730	8,689	9,098
Over 6 months through 12 months	9,052	10,932	59,642
Over 12 months	5,244	7,059	4,534
Total	$31,811	$37,445	$85,069

Borrowed Funds
As of December 31, 2016, we had securities sold under repurchase agreements totaling $94.5 million and no federal funds purchased.  At December 31, 2015, we had $86.0 million in securities sold under repurchase agreements and no federal funds purchased.  Retail repurchase agreements, included in securities sold under agreements to repurchase, increased $8.5 million, from $73.5 million at December 31, 2015 to $82.0 million at December 31, 2016.  Also included in securities sold under agreements to repurchase is a $12.5 million reverse repurchase agreement we entered into with Citigroup Markets, Inc. (“CGMI”) in July of 2007 to meet liquidity demands.  Under the terms of the agreement, interest is payable at a fixed rate of 4.57% for the remainder of the term.  The repurchase date is scheduled for August 9, 2017; however, the agreement is subject to call by CGMI quarterly.

Long-term FHLB-Dallas advances totaled $25.4 million, compared to $25.9 million at December 31, 2015.  The long-term advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from January 2017 to January 2019.  The short-term FHLB-Dallas advance totaled $25.0 million at December 31, 2015. There were no short-term FHLB-Dallas advances outstanding at December 31, 2016. The short-term FHLB-Dallas advance at December 31, 2015 consisted of one advance with a maturity of 4 months at a fixed interest rate of 0.30%. The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.

A description of the junior subordinated debentures outstanding as of December 31, 2016 is as follows:

Table 15 Junior Subordinated Debentures (dollars in thousands)
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

In 2016, 2015, and 2014, we did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or FRB discount window that exceeded 30% of our stockholders’ equity for such year.

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

At December 31, 2016, the Company and the Bank were in compliance with statutory minimum capital requirements.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 6.0%, common equity Tier 1 capital not less than 4.5% and a leverage ratio (Tier 1 capital to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  As of December 31, 2016, the Company’s leverage ratio was 10.11% compared to 10.10% at December 31, 2015.  Tier 1 capital to risk weighted assets was 13.02% and 13.25% for 2016 and 2015, respectively.  Total capital to risk weighted assets was 14.28% and 14.50%, respectively, for the same periods.  Common equity Tier 1 capital to risk weighted assets was 8.81% and 8.91%, respectively, for the same periods. For regulatory purposes, Tier 1 Capital includes $21.5 million of the junior subordinated debentures issued by the Company.  For financial reporting purposes, these funds are included as a liability under GAAP.  The Bank’s leverage ratio was 9.32% and 9.36% at December 31, 2016 and 2015, respectively.

The FDIC Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates.  The Bank was classified as “well capitalized” as of December 31, 2016.  No significant restrictions are placed on the Bank as a result of this classification.

As discussed under the heading Balance Sheet Analysis - Securities, $2.5 million in unrealized losses on securities available-for-sale, less a deferred tax asset of $890,000, was recorded as a reduction to stockholders’ equity as of December 31, 2016.  In addition, the effective portion of the gain or loss of our derivative instruments designated as cash flow hedges is recorded as a component of other comprehensive income. As of December 31, 2016, a $989,000 gain on our derivative instruments designated as cash flow hedges, less a deferred tax liability of $346,000, was recorded as an addition to stockholders' equity. As of December 31, 2015, $784,000 in unrealized gains on securities available-for-sale, less a deferred tax liability of $275,000, was recorded as an addition to stockholders’ equity.  While the net unrealized gain or loss on securities available-for-sale and the fair vale of derivative instruments designated as cash flow hedges are required to be reported as a separate component of stockholders' equity, they do not affect operating results or regulatory capital ratios.  The net unrealized gains and losses reported for December 31, 2016 and 2015, however, did affect the equity-to-assets ratio for financial reporting purposes.  The ratio of equity-to-assets was 11.03% at December 31, 2016 and 11.06% at December 31, 2015.

Asset/Liability Management and Interest Rate Sensitivity

Interest rate sensitivity is the sensitivity of net interest income and economic value of equity to changes in market rates of interest.  The primary objective of our asset and liability management process is to evaluate interest rate sensitivity inherent in our balance sheet components and establish guidelines to manage that risk within acceptable performance levels.  Management and our Board of Directors are responsible for determining the appropriate level of acceptable risk based on our strategic focus, regulatory requirements for capital and liquidity, and the market environment. Our Board of Directors established an Asset/Liability management committee (“ALCO”), comprised of certain executive and senior officers of the Bank, to measure and monitor interest rate risk within defined parameters.  We utilize an external model for asset and liability management from our core processor.  The model captures data directly from our operating system along with additional information regarding rates and prepayment characteristics to construct an analysis that presents differences in repricing, cash flows and the maturity characteristics of earning assets and interest-bearing liabilities for selected time periods.

This data, combined with additional assumptions including repricing rates and payment characteristics, were used to perform instantaneous parallel rate shift, gradual parallel rate shift, and alternate rate shift simulations.  Instantaneous parallel rate shifts are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount.  Gradual parallel rate shifts are called "Ramps" and reflect incremental rate increases over a 12 month period. Alternate rate shifts include floor rates that generally provide more realistic projections of changes in net interest income and market risk, although given the current low rate environment deposits costs are overstated in a down 100 basis point scenario as the model does not currently allow for negative interest rates. Results of the simulations were compared to a base case scenario that provided projected net interest income over the next 12 months with no change in the balance sheet.  The estimated percentage changes in projected net interest income due to changes in interest rates of alternate down 100 basis points, ramp up 100, parallel up 200, and up 300 basis points as determined through the simulations are detailed below.  At December 31, 2016, the interest rate risk model results were within policy guidelines and indicated that our balance sheet is slightly liability sensitive.  The results of the interest rate risk modeling are reviewed by ALCO and discussed quarterly at Funds Management committee meetings of our Board of Directors. The model captures data directly from our operating system along with additional information regarding rates and prepayment characteristics to construct an analysis that presents differences in repricing, cash flows and the maturity characteristics of earning assets and interest-bearing liabilities for selected time periods. As a result of an independent non-maturity deposit study commissioned in 2016, we updated our deposit beta assumptions, which are correlation assumptions between deposit rates and market rates, in rising rate scenarios on a consolidated basis from 40% to 60%. The actual deposit betas experienced in a rising rate scenario could be materially different from those assumed in the model, and therefore actual net income could be materially different from estimated net interest income indicated in the table below.

Net Interest Income at Risk in Year 1
Changes in Interest Rates	Estimated Increase / Decrease in NII at December 31, 2016
Shock Up 300 basis points	(8.00)%
Shock Up 200 basis points	(5.87)%
Ramp Up 100 basis points	(1.80)%
Alternate Down 100 basis points	(2.84)%

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $73.9 million in projected cash flows from securities repayments during 2017 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of December 31, 2016, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $25.4 million at December 31, 2016 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from January 2017 to January

2019.  The Bank has the ability to post additional collateral of approximately $144.6 million if necessary to meet liquidity needs.  Additionally, $180.5 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $240.9 million at December 31, 2016.  Additional unsecured borrowing lines totaling $53.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

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

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series B and Series C Preferred Stock and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001.  In August 2014, we paid off the $7.2 million junior subordinated debenture.  In December 2012, we acquired $13.9 million in unsecured junior subordinated debentures from PSB Financial Corporation.  The terms of the junior subordinated debentures are described in the notes to the consolidated financial statements.  Dividends from the Bank totaling $9,000,000 provided additional liquidity for the Company to meet interest and dividend payments in 2016 and continued to build cash reserves for repayment of the Series B Preferred Stock in the future. The Series B Preferred Stock can be paid off in full or in $8 million increments with 30 days' notice to the Treasury and approval from the Federal Reserve Bank.  Dividends totaling $9,000,000 were paid by the Bank to the Company in 2015.  As of January 1, 2017, the Bank had the ability to pay dividends to the Company of approximately $8.8 million without prior approval from the OCC.  At December 31, 2016, the parent company had approximately $16.7 million cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock, preferred stock and other securities to provide funds as needed for operations and future growth of the Company and the Bank.

Dividends
The primary source of cash dividends on the Company's common stock is dividends from the Bank. The Bank has the ability to declare dividends to the Company of up to $8.8 million as of December 31, 2016 without prior approval of the OCC.  However, the Bank’s ability to pay dividends would be prohibited if the result would cause the Bank’s regulatory capital to fall below minimum requirements.

Cash dividends totaling $4.1 million and were declared to common stockholders during 2016 and 2015.

Off Balance Sheet Arrangements and Other Contractual Obligations
In the normal course of business we use various financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.  We did not have an average balance in any category of short-term borrowings detailed below in 2016, 2015, or 2014 that exceeded 30% of our stockholders’ equity for such year.  Additional information regarding contractual obligations appears in the notes to the consolidated financial statements.  The following table presents significant contractual obligations as of December 31, 2016.

Table 16 Contractual Obligations December 31, 2016 (in thousands)
	Payment due by period
		1 year	> 1-3	> 3-5	More than
	Total	or less	years	years	5 years
Time deposits	$152,210	$115,515	$23,686	$13,007	$2
Long-term debt obligations	47,591	15,403	10,021	—	22,167
Retail repurchase agreements	81,961	81,961	—	—	—
Reverse repurchase agreements	12,500	12,500	—	—	—
Operating lease obligations	14,859	1,929	3,684	3,244	6,002
Total	$309,121	$227,308	$37,391	$16,251	$28,171

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

Non-GAAP Financial Measures

Certain financial information included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations is determined by methods other than in accordance with GAAP. Table 17 below presents a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures. These non-GAAP financial measures include “core net interest income”, “core net interest margin”, “diluted earnings per share, operating” and “operating earnings available to common shareholders”. “Core net interest income” is defined as net interest income excluding net purchase accounting adjustments. “Core net interest margin” is defined as core net interest income expressed as a percentage of average earnings assets. “Diluted earnings per share, operating” is defined as net earnings available to common shareholders adjusted for specified one-time items divided by diluted weighted-average shares. “Operating earnings available to common shareholders” is defined as net income available to common shareholders less tax-effected nonoperating income and expense items, including securities gains/losses.
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

Table 17 Reconciliation of Non-GAAP Financial Measures (in thousands except per share data)
		Year Ended December 31,
		2016	2015	2014
Core Net Interest Margin

Net interest income (FTE)		$74,362	$77,470	$79,071
Less purchase accounting adjustments		(1,857)	(2,342)	(3,647)
Core net interest income, net of purchase accounting adjustments	A	$72,505	$75,128	$75,424

Total average earning assets		$1,770,796	$1,783,824	$1,709,168
Add average balance of loan valuation discount		2,799	4,507	6,791
Average earnings assets, excluding loan valuation discount	B	$1,773,595	$1,788,331	$1,715,959

Core net interest margin	A/B	4.09%	4.20%	4.39%

Diluted Earnings Per Share, Operating

Diluted earnings per share		$0.58	$0.90	$1.58
Effect of efficiency consultant expenses, after-tax		—	—	0.03
Effect of loss on disposal of fixed assets, after-tax		—	—	0.02
Effect of loss on redemption of Trust Preferred Securities, after-tax		—	—	0.02
Effect of gain on sale of other real estate, after-tax		—	—	(0.06)
Executive officer life insurance proceeds, net of related expenses, after-tax		—	—	(0.24)
Effect of net gain on sale of securities, after-tax		—	(0.07)	—
Effect of income from death benefit on bank owned life insurance		—	(0.01)	—
Diluted earnings per share, operating		$0.58	$0.82	$1.35

Operating Earnings Available to Common Shareholders

Net earnings available to common shareholders		$6,578	$10,330	$18,412
Non-interest income adjustments:
Effect of efficiency consultant expenses, after-tax		—	—	335
Effect of loss on disposal of fixed assets, after-tax		—	—	256
Effect of loss on redemption of Trust Preferred Securities, after-tax		—	—	168
Effect of gain on sale of other real estate, after-tax		—	—	(700)
Executive officer life insurance proceeds, net of related expenses, after-tax		—	—	(2,840)
Income from death benefit on bank owned life insurance		—	(160)	—
Net gain on sale of securities, after-tax		(13)	(808)	—
Operating earnings available to common shareholders		$6,565	$9,362	$15,631

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Information regarding market risk appears under the heading “Funding Sources – Asset Liability Management and Interest Rate Sensitivity” under Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations included in this filing.

Item 8 – Financial Statements and Supplementary Data

Consolidated Balance Sheets
December 31, 2016 and 2015
(dollars in thousands, except share data)
	2016	2015
Assets
Cash and due from banks, including required reserves of $6,669 and $8,522, respectively	$31,687	$37,170
Interest-bearing deposits in banks	47,091	48,331
Federal funds sold	3,450	3,700
Securities available-for-sale, at fair value (cost of $344,416 and $317,375 at December 31, 2016 and 2015, respectively)	341,873	318,159
Securities held-to-maturity (estimated fair value of $98,261 and $117,698 at December 31, 2016 and 2015, respectively)	98,211	116,792
Other investments	11,355	11,188
Loans	1,284,082	1,263,645
Allowance for loan losses	(24,372)	(19,011)
Loans, net	1,259,710	1,244,634
Bank premises and equipment, net	68,954	69,105
Accrued interest receivable	7,576	6,594
Goodwill	42,171	42,171
Intangibles	4,621	5,728
Cash surrender value of life insurance	14,335	13,622
Other real estate	2,175	4,187
Other assets	10,131	6,352
Total assets	$1,943,340	$1,927,733

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$414,921	$374,261
Interest-bearing	1,164,509	1,176,589
Total deposits	1,579,430	1,550,850
Securities sold under agreements to repurchase	94,461	85,957
Short-term Federal Home Loan Bank advances	—	25,000
Long-term Federal Home Loan Bank advances	25,424	25,851
Junior subordinated debentures	22,167	22,167
Other liabilities	7,482	4,771
Total liabilities	1,728,964	1,714,596
Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at December 31, 2016 and 2015	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 91,098 and 91,200 shares issued and outstanding at December 31, 2016 and 2015, respectively	9,110	9,120
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,362,716 and 11,362,150 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,136	1,136
Additional paid-in capital	111,166	110,771
Unearned ESOP shares	(1,233)	(1,093)
Accumulated other comprehensive (loss) income	(1,010)	509
Retained earnings	63,207	60,694
Total stockholders’ equity	214,376	213,137
Total liabilities and stockholders’ equity	$1,943,340	$1,927,733

See notes to consolidated financial statements.

Consolidated Statements of Earnings
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except per share data)
	2016	2015	2014
Interest income:
Loans, including fees	$68,682	$71,633	$72,327
Investment securities:
Taxable	7,924	7,559	8,100
Nontaxable	1,756	2,188	2,637
Other interest income	766	517	423
Total interest income	79,128	81,897	83,487

Interest expense:
Deposits	3,654	3,587	3,515
Short-term borrowings	966	1,017	840
Long-term borrowings	366	364	378
Junior subordinated debentures	704	613	1,074
Total interest expense	5,690	5,581	5,807

Net interest income	73,438	76,316	77,680
Provision for loan losses	10,600	13,900	5,625
Net interest income after provision for loan losses	62,838	62,416	72,055

Noninterest income:
Service charges on deposit accounts	9,612	9,523	9,780
ATM and debit card income	6,579	6,463	7,209
Gain on securities, net	20	1,243	128
Executive officer life insurance proceeds	—	—	3,000
Other charges and fees	2,797	3,092	2,843
Total noninterest income	19,008	20,321	22,960

Noninterest expenses:
Salaries and employee benefits	32,932	32,036	33,847
Occupancy expense	14,630	15,052	15,064
ATM and debit card expense	3,239	2,951	2,889
Other	17,749	17,098	16,747
Total noninterest expense	68,550	67,137	68,547
Income before income taxes	13,296	15,600	26,468
Income tax expense	3,857	4,583	7,358
Net earnings	9,439	11,017	19,110
Dividends on preferred stock	2,861	687	698
Net earnings available to common stockholders	$6,578	$10,330	$18,412

Earnings per common share:
Basic	$0.58	$0.91	$1.63
Diluted	$0.58	$0.90	$1.58

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2016, 2015 and 2014
(in thousands)
	2016	2015	2014
Net earnings	$9,439	$11,017	$19,110
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during the year	(3,307)	(2,369)	4,687
Less: reclassification adjustment for net gains on sales of securities available-for-sale	(20)	(1,243)	(128)
Unrealized (losses) gains on securities available-for-sale	(3,327)	(3,612)	4,559
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the year	989	—	—
Total other comprehensive (loss) income, before tax	(2,338)	(3,612)	4,559
Income tax effect related to items of other comprehensive (loss) income	819	1,264	(1,596)
Total other comprehensive (loss) income, net of tax	(1,519)	(2,348)	2,963
Total comprehensive income	$7,920	$8,669	$22,073

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share and per share data)
	Preferred Stock		Common Stock		Surplus	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2013	131,971	$41,997	11,407,196	$1,141	$111,017	$—	$(106)	$(3,286)	$39,986	$190,749
Net earnings	—	—	—	—	—	—	—	—	19,110	19,110
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(320)	(320)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	—	(378)	(378)
Dividends on common stock - $0.35 per share	—	—	—	—	—	—	—	—	(3,959)	(3,959)
Conversion of Series C preferred stock to common stock	(6,291)	(629)	34,947	3	626	—	—	—	—	—
Treasury stock acquired at cost	—	—	—	—	—	—	—	(9)	—	(9)
Exercise of stock options	—	—	49,560	5	638	—	—	—	—	643
Tax benefit resulting from exercise of stock options, net adjustment	—	—	—	—	21	—	—	—	—	21
Increase in ESOP obligation, net of repayments	—	—	—	—	—	(250)	—	—	—	(250)
Stock option expense	—	—	—	—	442	—	—	—	—	442
Change in accumulated other comprehensive income/loss	—	—	—	—	—	—	2,963	—	—	2,963
Balance December 31, 2014	125,680	41,368	11,491,703	1,149	112,744	(250)	2,857	(3,295)	54,439	209,012
Net earnings	—	—	—	—	—	—	—	—	11,017	11,017
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(320)	(320)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	—	(367)	(367)
Dividends on common stock - $0.36 per share	—	—	—	—	—	—	—	—	(4,075)	(4,075)
Conversion of Series C preferred stock to common stock	(2,480)	(248)	13,759	1	247	—	—	—	—	—
Reclassification of treasury stock per the LCBA	—	—	(150,967)	(15)	(3,280)	—	—	3,295	—	—
Exercise of stock options	—	—	7,655	1	98	—	—	—	—	99
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	—	—	—	—	420	—	—	—	—	420
Tax benefit for dividends paid to the ESOP	—	—	—	—	187	—	—	—	—	187
Increase in ESOP obligation, net of repayments	—	—	—	—	—	(843)	—	—	—	(843)
Stock option and restricted stock compensation expense	—	—	—	—	355	—	—	—	—	355
Change in accumulated other comprehensive income/loss	—	—	—	—	—	—	(2,348)	—	—	(2,348)
Balance December 31, 2015	123,200	41,120	11,362,150	1,136	110,771	(1,093)	509	—	60,694	213,137
Net earnings	—	—	—	—	—	—	—	—	9,439	9,439
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(2,496)	(2,496)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	—	(365)	(365)
Dividends on common stock - $0.36 per share	—	—	—	—	—	—	—	—	(4,065)	(4,065)
Conversion of Series C preferred stock to common stock	(102)	(10)	566	—	10	—	—	—	—	—
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	—	—	—	—	127	—	—	—	—	127
Tax benefit for dividends paid to the ESOP	—	—	—	—	154	—	—	—	—	154
Increase in ESOP obligation, net of repayments	—	—	—	—	—	(140)	—	—	—	(140)
Stock option and restricted stock compensation expense	—	—	—	—	210	—	—	—	—	210
ESOP compensation expense	—	—	—	—	(106)	—	—	—	—	(106)
Change in accumulated other comprehensive income/loss	—	—	—	—	—	—	(1,519)	—	—	(1,519)
Balance December 31, 2016	123,098	$41,110	11,362,716	$1,136	$111,166	$(1,233)	$(1,010)	$—	$63,207	$214,376

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(in thousands)
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$9,439	$11,017	$19,110
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,920	6,168	6,062
Accretion of purchase accounting adjustments	(750)	(1,235)	(2,540)
Provision for loan losses	10,600	13,900	5,625
Deferred tax benefit	(1,582)	(1,785)	(1,489)
Amortization of premiums on securities, net	2,963	2,815	3,047
(Accretion) amortization of other investments	—	(1)	3
Net loss (gain) on sale of other real estate	57	1	(1,061)
Net write down of other real estate owned	130	111	91
Net (gain) loss on sale/disposal of premises and equipment	(35)	(24)	182
Income recognized from death benefit on bank owned life insurance	—	(160)	—
Stock-based compensation expense	210	355	442
Tax benefit from exercise of stock options	—	—	(21)
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	(127)	(420)	—
Tax benefit for dividends paid to ESOP	(154)	(187)	—
Excess of book value over market value of ESOP shares released	(106)	—	—
Gain on sale and liquidation of securities available-for-sale	(20)	(1,243)	(128)
Change in accrued interest receivable	(982)	41	57
Change in accrued interest payable	(9)	(114)	(234)
Change in other assets and liabilities, net	1,289	(54)	612
Net cash provided by operating activities	26,843	29,185	29,758
Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	68,696	70,934	48,464
Proceeds from maturities and calls of securities held-to-maturity	17,589	23,288	14,344
Proceeds from sale of securities available-for-sale	6,803	40,277	22,153
Purchases of securities available-for-sale	(104,491)	(156,449)	(1,250)
Purchases of securities held-to-maturity	—	—	(1,104)
Proceeds from redemption of other investments	600	2,180	150
Purchases of other investments	(767)	(3,377)	(580)
Redemption of Capital Securities related to MidSouth Statutory Trust I	—	—	217
Proceeds from bank owned life insurance death benefit	—	498	—
Net change in loans	(25,698)	14,480	(147,642)
Purchases of premises and equipment	(5,823)	(5,374)	(5,588)
Proceeds from sale of premises and equipment	89	83	1,729
Proceeds from sale of other real estate owned	3,170	1,514	3,794
Purchase of other real estate owned	—	(351)	—
Net cash used in investing activities	(39,832)	(12,297)	(65,313)
Cash flows from financing activities:
Change in deposits	28,615	(34,285)	66,679
Change in securities sold under agreements to repurchase	8,504	23,859	8,182
Borrowings on Federal Home Loan Bank advances	25,000	150,000	120,000
Repayments of Federal Home Loan Bank advances	(50,068)	(150,064)	(120,061)
Repayments of notes payable	—	—	(1,000)
Redemption of MidSouth Statutory Trust I	—	—	(7,217)
Proceeds from exercise of stock options	—	99	643
Tax benefit from exercise of stock options	—	—	21
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	127	420	—
Tax benefit for dividends paid to ESOP	154	187	—
Purchase of treasury stock	—	—	(9)
Payment of dividends on preferred stock	(2,221)	(689)	(704)
Payment of dividends on common stock	(4,095)	(4,086)	(3,838)
Net cash provided by (used in) financing activities	6,016	(14,559)	62,696
Net (decrease) increase in cash and cash equivalents	(6,973)	2,329	27,141
Cash and cash equivalents, beginning of year	89,201	86,872	59,731
Cash and cash equivalents, end of year	$82,228	$89,201	$86,872
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2016, 2015 and 2014
(in thousands)
	2016	2015	2014
Supplemental cash flow information:
Interest paid	$5,700	$5,695	$6,041
Income taxes paid	4,473	6,641	8,065
Noncash investing and financing activities:
Change in accrued common stock dividends	—	(10)	121
Change in accrued preferred stock dividends	640	(3)	(6)
Net change in loan to ESOP	(140)	(843)	(250)
Change in unrealized gains/losses on securities available-for-sale, net of tax	(2,162)	(2,348)	2,963
Transfer of loans to other real estate	1,345	1,228	447
Financed portion of sales of other real estate	—	—	84

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

Investment Securities—We determine the appropriate classification of debt securities at the time of purchase and reassesses this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. We had no trading account securities during the three years ended December 31, 2016. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity.

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

We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans classified as special mention, substandard, or doubtful, based on credit risk rating factors, are reviewed for potential impairment.  Our impaired loans include troubled debt restructurings and performing and nonperforming major loans in which full payment of principal or interest is not expected. Although our policy requires that non-major homogenous loans, which include all loans under $250,000, be evaluated on an overall basis, our current volume of impaired loans allows us to evaluate each impaired loan individually. We calculate the allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  A loan may be impaired but not on nonaccrual status when available information suggests that it is probable the Bank may not receive all contractual principal and interest, however, the loan is still current and payments are received in accordance with the terms of the loan. Payments received for impaired loans not on nonaccrual status are applied to principal and interest.

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

Our Special Assets Committee meets monthly to review loans with adverse classifications.  Loan officers, loan review officers, and in-house legal counsel contribute updated information on each credit, reviewing potential declines or improvements in the borrower’s repayment ability and our collateral position.  If deterioration in our collateral position is determined, additional discounts may be applied to the impairment analysis before the new appraisal is received.  The committee makes a determination of whether the loans reviewed have reached a point of collateral dependency and sufficient doubt exists as to collectibility.  As a matter of policy, loans are placed on nonaccrual status when, in the judgment of committee members, the probability of collection of interest is deemed insufficient to warrant further accrual.  For loans placed on nonaccrual status, the accrual of interest is discontinued and subsequent payments received are applied to the principal balance.  Interest income is recorded after principal has been satisfied and as payments are received.  Additionally, loans may be placed on nonaccrual status when the loan becomes 90 days past due and any of the following conditions exist: it becomes evident that the borrower will not make payments or will not or cannot meet the Bank’s terms for the renewal of a matured loan, full repayment of principal and interest is not expected, the loan has a credit risk rating of substandard, the borrower files bankruptcy and an approved plan of reorganization or liquidation is not anticipated in the near future, or foreclosure action is initiated.  When a loan is placed on nonaccrual status, previously accrued but unpaid interest for the current year is deducted from interest income.  Prior year unpaid interest is charged to the allowance for loan losses.  Some loans may continue accruing after 90 days if the loan is in the process of renewing, being paid off, or the underlying collateral fully supports both the principal and accrued interest and the loan is in the process of collection.

Nonaccrual loans may be returned to accrual status if all principal and interest amounts contractually owed are reasonably assured of repayment within a reasonable period and there is a period of at least six months to one year of repayment performance by the borrower depending on the contractual payment terms.  When loans are returned to accrual status, interest income that was previously applied to the principal balance is not reversed but is recognized into interest income as an adjustment to the yield over the remaining life of the loan. Our Special Assets Committee must approve the return of loans to accrual status as well as exceptions to any requirements of the non-accrual policy.

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

The allowance is composed of general reserves and specific reserves.  General reserves are determined by applying loss percentages to segments of the portfolio.  The loss percentages are based on each segment’s historical loss experience, generally over the past three to five years, and adjustment factors derived from conditions in the Bank’s internal and external environment.  All loans considered to be impaired are evaluated on an individual basis to determine specific reserve allocations in accordance with GAAP.  Loans for which specific reserves are provided are excluded from the calculation of general reserves.

We have an internal loan review department that is independent of the lending function to challenge and corroborate the loan grade assigned by the lender and to provide additional analysis in determining the adequacy of the allowance for loan losses.

Management and the Board of Directors believe the allowance for loan losses is appropriate at December 31, 2016.  While determination of the allowance for loan losses is based on available information at a given point in time, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

Derivatives—Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheets and, as required by ASC 815, the Company records all derivatives at fair value.  Accounting for changes in fair value of derivatives differs depending on whether the derivative has been designated and qualifies as part of a hedge relationship, and further, on the type of relationship.

Derivatives Designated as Hedging Relationships

The Company has entered into forward interest rate swap contracts to minimize the variability of future cash flows that is caused by changes in interest rates or other economic factors. These derivative instruments were designated as cash flow hedges under ASC Topic 815, Derivatives and Hedging. For cash flow hedges, the effective portion of the gain or loss related to the derivative instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately.

Derivatives Not Designated as Hedging Relationships

The Company offers certain derivative instruments directly to qualified commercial lending clients seeking to manage their interest rate risk. These derivative instruments, including interest rate swap agreements, are not designated for hedge accounting and changes in fair value are recognized in earnings immediately. Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional balance of interest rate swap agreements held by the Company at December 31, 2016 and 2015 was minimal and not material to the consolidated balance sheets.

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

Recent Accounting Pronouncements — ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities is the first ASU issued under the FASB's financial instruments project. ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance in this ASU requires all equity securities with readily determinable fair values to be measured at fair value on the balance sheet, with changes in fair value recorded through earnings. For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires changes in the fair value of a financial liabilities attributable to a change in instrument-specific credit risk to be recorded separately in other comprehensive income. This ASU eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value. It does require public entities to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, the new guidance requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The effective date of this Update is for fiscal years beginning on or after December 15, 2017. The Company is evaluating the impact, if any, that ASU 2016-01 will have on its financial position, results of operations, and its financial statement disclosures.

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

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was issued with the intention of improving financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets not recorded at fair value based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will be required to be implemented through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are effective. The effective date of this Update is for fiscal years beginning on or after December 15, 2019. The Company is evaluating the impact that ASU 2016-13 will have on its financial position, results of operations, and its financial statement disclosures. We expect the new accounting guidance to increase the allowance for loan losses with a resulting negative adjustment to retained earnings, and we will be implementing a new software program during 2017 to enable us to determine the extent of the impact, which could be material.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments was issued to address diversity in practice of how certain cash receipts and cash payments are currently presented and classified in the statement of cash flows. The amendments in the ASU provide guidance on the following issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. Further, the ASU addresses the topic of separately identifiable cash flows and application of the predominance principle. The effective date of this Update is for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is evaluating the impact that ASU 2016-15 will have, if any, on its financial statement disclosures.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2016.  The reclassifications had no impact on net income or stockholders’ equity.

2. INVESTMENT SECURITIES

The portfolio of securities consisted of the following (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$29,935	$226	$1,020	$29,141
GSE mortgage-backed securities	72,144	1,736	302	73,578
Collateralized mortgage obligations: residential	223,602	206	3,606	220,202
Collateralized mortgage obligations: commercial	3,135	—	53	3,082
Mutual funds	2,100	—	41	2,059
Corporate debt securities	13,500	311	—	13,811
	$344,416	$2,479	$5,022	$341,873

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$30,750	$770	$27	$31,493
GSE mortgage-backed securities	84,946	2,321	229	87,038
Collateralized mortgage obligations: residential	194,067	297	2,276	192,088
Collateralized mortgage obligations: commercial	5,512	1	65	5,448
Mutual funds	2,100	—	8	2,092
	$317,375	$3,389	$2,605	$318,159

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$40,515	$309	$39	$40,785
GSE mortgage-backed securities	44,375	426	311	44,490
Collateralized mortgage obligations: residential	8,969	—	323	8,646
Collateralized mortgage obligations: commercial	4,352	—	12	4,340
	$98,211	$735	$685	$98,261

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$43,737	$697	$6	$44,428
GSE mortgage-backed securities	55,696	705	131	56,270
Collateralized mortgage obligations: residential	10,803	—	361	10,442
Collateralized mortgage obligations: commercial	6,556	2	—	6,558
	$116,792	$1,404	$498	$117,698

With the exception of two private-label collateralized mortgage obligations ("CMOs") with a combined balance remaining of $18,000 and $27,000 at December 31, 2016 and 2015, respectively, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at December 31, 2016 by contractual maturity are shown below (in thousands).  Actual maturities may differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$2,166	$2,179
Due after one year through five years	11,341	11,540
Due after five years through ten years	49,661	51,053
Due after ten years	279,148	275,042
	$342,316	$339,814

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$347	$347
Due after one year through five years	6,427	6,445
Due after five years through ten years	32,837	33,310
Due after ten years	58,600	58,159
	$98,211	$98,261

Details concerning investment securities with unrealized losses are as follows (in thousands):

	December 31, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$13,402	$1,020	$—	$—	$13,402	$1,020
GSE mortgage-backed securities	29,119	302	—	—	29,119	302
Collateralized mortgage obligations: residential	187,235	3,099	14,194	507	201,429	3,606
Collateralized mortgage obligations: commercial	961	4	2,121	49	3,082	53
Mutual funds	2,059	41	—	—	2,059	41
	$232,776	$4,466	$16,315	$556	$249,091	$5,022

	December 31, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$1,192	$27	$—	$—	$1,192	$27
GSE mortgage-backed securities	21,607	229	—	—	21,607	229
Collateralized mortgage obligations: residential	140,999	1,207	30,029	1,069	171,028	2,276
Collateralized mortgage obligations: commercial	—	—	2,946	65	2,946	65
Mutual funds	2,092	8	—	—	2,092	8
	$165,890	$1,471	$32,975	$1,134	$198,865	$2,605

	December 31, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$8,054	$39	$—	$—	$8,054	$39
GSE mortgage-backed securities	19,408	311	—	—	19,408	311
Collateralized mortgage obligations: residential	—	—	8,645	323	8,645	323
Collateralized mortgage obligations: commercial	$4,340	$12	—	—	4,340	12
	$31,802	$362	$8,645	$323	$40,447	$685

	December 31, 2015
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$541	$1	$505	$5	$1,046	$6
GSE mortgage-backed securities	—	—	7,021	131	7,021	131
Collateralized mortgage obligations: residential	—	—	10,442	361	10,442	361
	$541	$1	$17,968	$497	$18,509	$498

Management evaluates whether unrealized losses on securities represent impairment that is other than temporary on a quarterly basis. For debt securities, the Company considers its intent to sell the securities or if it is more likely than not the Company will be required to sell the securities.  If such impairment is identified, based upon the intent to sell or the more likely than not threshold, the carrying amount of the security is reduced to fair value with a charge to earnings. Upon the result of the aforementioned review, management then reviews for potential other than temporary impairment based upon other qualitative factors.  In making this evaluation, management considers changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, performance of the debt security, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. If determined that a debt security has incurred other than temporary impairment, then the amount of the credit related impairment is determined.  For equity securities, management reviews the near term prospects of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors when determining if an unrealized loss is other than temporary. If a credit loss is evident, the amount of the credit loss is charged to earnings and the non-credit related impairment is recognized through other comprehensive income.

As of December 31, 2016, 80 securities had unrealized losses totaling 1.93% of the individual securities’ amortized cost basis and 1.29% of the Company’s total amortized cost basis.  10 of the 80 securities had been in an unrealized loss position for over twelve months at December 31, 2016.  These 10 securities had an amortized cost basis and unrealized loss of $25.8 million and $879,000, respectively.  The unrealized losses on securities at December 31, 2016 and 2015 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2016 and 2015, management had both the intent and ability to hold impaired securities, and no impairment was evaluated as other than temporary. As a result, no impairment losses were recognized on securities during the years ended December 31, 2016, 2015, or 2014.

During the year ended December 31, 2016, the Company sold 2 securities classified as available-for-sale at a gross gain of $20,000.  During the year ended December 31, 2015, the Company sold 22 securities classified as available-for-sale at a net gain of $1.2 million.  Of the 22 securities sold, 12 were sold with gains totaling $1.4 million and 10 securities were sold at a loss of $135,000.

Securities with an aggregate carrying value of approximately $293.4 million and $285.4 million at December 31, 2016 and 2015, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. LOANS

The loan portfolio consisted of the following (in thousands):

	December 31,
	2016	2015
Commercial, financial and agricultural	$459,574	$454,028
Real estate – construction	100,959	74,952
Real estate – commercial	481,155	471,141
Real estate – residential	157,872	149,064
Installment loans to individuals	82,660	111,009
Lease financing receivable	1,095	1,968
Other	767	1,483
	1,284,082	1,263,645
Less allowance for loan losses	(24,372)	(19,011)
	$1,259,710	$1,244,634

The amounts reported in other loans at December 31, 2016 and 2015 includes the overdrawn demand deposit accounts and loans primarily made to non-profit entities reported for each period.

An analysis of the activity in the allowance for loan losses is as follows (in thousands):

	December 31,
	2016	2015	2014
Balance, beginning of year	$19,011	$11,226	$8,779
Provision for loan losses	10,600	13,900	5,625
Recoveries	776	459	738
Loans charged-off	(6,015)	(6,574)	(3,916)
Balance, end of year	$24,372	$19,011	$11,226

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At December 31, 2016, one industry segment concentration, the oil and gas industry, aggregates more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $237.4 million, or 18.5% of total loans.  Of the $237.4 million loans to borrowers in the oil and gas industry, $31.9 million or 13.4% were on nonaccrual status at December 31, 2016. Additionally, the Company’s exposure to CRE loans.  At December 31, 2016, CRE loans (including commercial construction and multifamily loans) totaled approximately $559.4 million, 48% of which are secured by owner-occupied commercial properties.  Of the $559.4 million in loans secured by commercial real estate, $28.7 million or 5.1% were on nonaccrual status at December 31, 2016.

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	December 31, 2016
		Real Estate
	Coml, fin, and agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$11,268	$819	$4,614	$816	$1,468	$14	$12	$19,011
Charge-offs	(4,366)	—	(218)	(24)	(1,407)	—	—	(6,015)
Recoveries	459	—	123	5	189	—	—	776
Provision	8,696	(234)	865	143	1,145	(9)	(6)	10,600
Ending balance	$16,057	$585	$5,384	$940	$1,395	$5	$6	$24,372
Ending balance: individually evaluated for impairment	$4,369	$—	$2,216	$260	$308	$—	$—	$7,153
Ending balance: collectively evaluated for impairment	$11,688	$585	$3,168	$680	$1,087	$5	$6	$17,219

Loans:
Ending balance	$459,574	$100,959	$481,155	$157,872	$82,660	$1,095	$767	$1,284,082
Ending balance: individually evaluated for impairment	$31,473	$9	$28,689	$1,826	$541	$—	$—	$62,538
Ending balance: collectively evaluated for impairment	$428,101	$100,950	$451,887	$155,975	$82,119	$1,095	$767	$1,220,894
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$579	$71	$—	$—	$—	$650

	December 31, 2015
		Real Estate
	Coml, fin, and agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$5,729	$954	$2,402	$810	$1,311	$16	$4	$11,226
Charge-offs	(4,936)	(105)	(183)	(87)	(1,263)	—	—	(6,574)
Recoveries	235	3	26	12	183	—	—	459
Provision	10,240	(33)	2,369	81	1,237	(2)	8	13,900
Ending balance	$11,268	$819	$4,614	$816	$1,468	$14	$12	$19,011
Ending balance: individually evaluated for impairment	$961	$—	$1,585	$160	$221	$—	$—	$2,927
Ending balance: collectively evaluated for impairment	$10,307	$819	$3,029	$656	$1,247	$14	$12	$16,084

Loans:
Ending balance	$454,028	$74,952	$471,141	$149,064	$111,009	$1,968	$1,483	$1,263,645
Ending balance: individually evaluated for impairment	$27,718	$37	$19,890	$1,903	$404	$—	$—	$49,952
Ending balance: collectively evaluated for impairment	$426,310	$74,915	$450,631	$147,080	$110,605	$1,968	$1,483	$1,212,992
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$620	$81	$—	$—	$—	$701

An aging analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,297	$902	$31,425	$34,624	$424,950	459,574	$96
Real estate - construction	2,613	399	9	3,021	97,938	100,959	—
Real estate - commercial	5,159	1,931	25,408	32,498	448,657	481,155	140
Real estate - residential	1,956	207	1,553	3,716	154,156	157,872	16
Installment loans to individuals	756	36	538	1,330	81,330	82,660	16
Lease financing receivable	—	—	—	—	1,095	1,095	—
Other	89	5	—	94	673	767	—
	$12,870	$3,480	$58,933	$75,283	$1,208,799	$1,284,082	$268

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,362	$2,317	$25,696	$29,375	$424,653	$454,028	$59
Real estate - construction	1,047	—	12	1,059	73,893	74,952	—
Real estate - commercial	1,164	514	19,512	21,190	449,951	471,141	—
Real estate - residential	1,703	367	1,563	3,633	145,431	149,064	19
Installment loans to individuals	1,022	244	409	1,675	109,334	111,009	69
Lease financing receivable	—	—	—	—	1,968	1,968	—
Other	101	4	—	105	1,378	1,483	—
	$6,399	$3,446	$47,192	$57,037	$1,206,608	$1,263,645	$147

Non-accrual loans are as follows (in thousands):

	December 31,
	2016	2015
Commercial, financial and agricultural	$31,461	$27,705
Real estate - construction	9	37
Real estate - commercial	28,688	19,907
Real estate - residential	1,881	1,998
Installment loans to individuals	541	404
Lease financing receivable	—	—
Other	—	—
	$62,580	$50,051

The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $3.4 million, $2.0 million, and $594,000 for the years ended December 31, 2016, 2015, and 2014.  Interest actually received on nonaccrual loans at December 31, 2016, 2015, and 2014 was $168,000, $47,000, and $105,000, respectively.

Loans that are individually evaluated for impairment are as follows (in thousands):

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$15,101	$15,428	$—	$18,815	$191
Real estate - construction	9	9	—	23	—
Real estate - commercial	12,710	12,710	—	9,297	64
Real estate - residential	903	903	—	1,134	—
Installment loans to individuals	73	87	—	54	1
Subtotal:	28,796	29,137	—	29,323	256
With an allowance recorded:
Commercial, financial, and agricultural	16,372	16,470	4,369	10,781	42
Real estate - commercial	15,979	15,979	2,216	14,992	28
Real estate - residential	923	923	260	730	—
Installment loans to individuals	468	478	308	419	11
Subtotal:	33,742	33,850	7,153	26,922	81
Totals:
Commercial	60,162	60,587	6,585	53,885	325
Construction	9	9	—	23	—
Residential	1,826	1,826	260	1,864	—
Consumer	541	565	308	473	12
Grand total:	$62,538	$62,987	$7,153	$56,245	$337

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$22,529	$22,793	$—	$11,484	$745
Real estate - construction	37	37	—	45	—
Real estate - commercial	5,886	5,886	—	3,903	97
Real estate - residential	1,365	1,385	—	954	17
Installment loans to individuals	34	34	—	56	—
Subtotal:	29,851	30,135	—	16,442	859
With an allowance recorded:
Commercial, financial, and agricultural	5,189	6,373	961	3,704	138
Real estate - commercial	14,004	14,004	1,585	9,236	161
Real estate - residential	538	538	160	533	7
Installment loans to individuals	370	384	221	334	8
Subtotal:	20,101	21,299	2,927	13,807	314
Totals:
Commercial	47,608	49,056	2,546	28,327	1,141
Construction	37	37	—	45	—
Residential	1,903	1,923	160	1,487	24
Consumer	404	418	221	390	8
Grand total:	$49,952	$51,434	$2,927	$30,249	$1,173

Loans are categorized into risk categories based on relevant information about the ability of borrowers to serve their debt, such as: current financial information, historical payment experience, credit documentation, public information, current economic trends, and other factors. Loans are analyzed individually and classified according to their credit risk. This analysis is performed on a continuous basis. The following definitions are used for risk ratings:

Special Mention: Weakness exists that could cause future impairment, including the deterioration of financial ratios, past due status, and questionable management capabilities. Collateral values generally afford adequate coverage but may not be immediately marketable.

Substandard: Specific and well-defined weaknesses exist that may include poor liquidity and deterioration of financial ratios. Currently the borrower maintains the capacity to service the debt. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

Doubtful: Specific weaknesses characterized as Substandard exist that are severe enough to make collection in full unlikely. There is no reliable secondary source of full repayment. Loans classified as Doubtful will usually be placed on non-accrual status. The probability of some loss is extremely high but because of certain important and reasonably specific factors, the amount of loss cannot be determined.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans.

The following tables present the classes of loans by risk rating (in thousands):

	December 31, 2016
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, financial, and agricultural	Real estate - commercial	Total	Percentage of Total
Pass	$346,246	$420,970	$767,216	81.56%
Special mention	22,611	23,085	45,696	4.86%
Substandard	90,300	37,100	127,400	13.54%
Doubtful	417	—	417	0.04%
	$459,574	$481,155	$940,729	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Real estate - construction	Percentage of Total
Pass	$100,775	99.82%
Special mention	—	—%
Substandard	184	0.18%
	$100,959	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Real estate - Residential	Percentage of Total
Pass	$153,403	97.17%
Special mention	1,181	0.75%
Substandard	3,288	2.08%
	$157,872	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	Percentage of Total
Performing	$82,103	$1,095	$767	$83,965	99.34%
Nonperforming	557	—	—	557	0.66%
	$82,660	$1,095	$767	$84,522	100.00%

	December 31, 2015
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, financial, and agricultural	Real estate - commercial	Total	Percentage of Total
Pass	$383,897	$412,141	$796,038	86.04%
Special mention	32,506	28,217	60,723	6.55%
Substandard	37,353	30,783	68,136	7.36%
Doubtful	272	—	272	0.03%
	$454,028	$471,141	$925,169	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Real estate - construction	Percentage of Total
Pass	$74,794	99.79%
Special mention	34	0.04%
Substandard	124	0.17%
	$74,952	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Real estate - Residential	Percentage of Total
Pass	$144,704	97.08%
Special mention	1,225	0.82%
Substandard	3,135	2.10%
	$149,064	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	Percentage of Total
Performing	$110,536	$1,968	$1,483	$113,987	99.59%
Nonperforming	473	—	—	473	0.41%
	$111,009	$1,968	$1,483	$114,460	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	December 31, 2016
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$12	$—	$24,331	$24,343
Real estate - commercial	—	140	808	948
	$12	$140	$25,139	$25,291

	December 31, 2015
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$16	$—	$20,865	$20,881
Real estate - commercial	—	148	—	148
	$16	$148	$20,865	$21,029

During the year ended December 31, 2016, there was one loan relationship with a pre-modification balance of $5.5 million identified as a TDR after conversion of the loans to interest only for a limited amount of time.  This one TDR subsequently defaulted on the modified terms and totaled $5.5 million at December 31, 2016.  During the year ended December 31, 2015, there was one loan relationship with a pre-modification balance of $21.4 million identified as a TDR after conversion of the loans to interest only for a limited amount of time. This one TDR subsequently defaulted on the modified terms and totaled $20.3 million at December 31, 2015.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of December 31, 2016, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2016 activity with respect to these related party loans and commitments to extend credit is as follows (in thousands):

Balance, beginning of year	$1,840
New loans	671
Repayments and adjustments	(560)
Balance, end of year	$1,951

4. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Land	$17,693	$16,253
Buildings and improvements	56,674	54,126
Furniture, fixtures, and equipment	29,042	28,165
Automobiles	1,854	1,787
Leasehold improvements	10,671	10,725
Construction-in-process	899	1,418
	116,833	112,474
Less accumulated depreciation and amortization	(47,879)	(43,369)
	$68,954	$69,105

Depreciation expense totaled approximately $5.9 million, $6.2 million, and $6.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the years ended December 31, 2016 and 2015 was approximately $42.2 million. Goodwill is recorded on the acquisition date of each entity.

A summary of core deposit intangible assets as of December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(7,053)	(5,946)
Net carrying amount	$4,621	$5,728

Amortization expense on the core deposit intangible assets totaled approximately $1.1 million in 2016, 2015 and 2014.

The estimated amortization expense on the core deposit intangible assets for the five succeeding years and thereafter is as follows (in thousands):

2017	$1,106
2018	1,106
2019	1,106
2020	726
2021	577
$4,621

6. DEPOSITS

Deposits consisted of the following (in thousands):

	December 31,
	2016	2015
Noninterest-bearing	$414,921	$374,261
Savings and money market	539,815	531,449
NOW accounts	472,484	475,346
Time deposits less than $250	120,399	132,349
Time deposits $250 or more	31,811	37,445
	$1,579,430	$1,550,850

Time deposits held consist primarily of certificates of deposits.  The maturities for these deposits at December 31, 2016 are as follows (in thousands):

2017	$115,515
2018	16,311
2019	7,375
2020	6,983
2021	6,024
Thereafter	2
$152,210

Deposits from related parties totaled approximately $17.6 million and $9.1 million at December 31, 2016 and 2015, respectively.

7. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $94.5 million and $86.0 million at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, retail repurchase agreements, defined as securities sold under agreements to repurchase from our customers, totaled $82.0 million and $73.5 million, respectively.  These retail repurchase agreements are secured overnight borrowings from customers, which may be drawn on demand.  The agreements bear interest at a rate determined by us.  The average rate of the outstanding agreements was 0.46% and 0.48% at December 31, 2016 and 2015, respectively.   The Company had pledged securities with an approximate market value of $86.5 million and $75.1 million as collateral at December 31, 2016 and 2015, respectively.

Also included in securities sold under agreements to repurchase is a $12.5 million repurchase agreement the Company entered into with CitiGroup Global Markets, Inc. (“CGMI”) effective August 9, 2007.  Under the terms of the repurchase agreement, interest is payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2016 and 2015 was 4.57%.  The repurchase date is scheduled for August 9, 2017; however, the agreement may be called by CGMI quarterly.  The Company had pledged securities with a market value of $13.9 million and $17.6 million as collateral at December 31, 2016 and 2015, respectively.

In 2016, 2015, and 2014, the Company did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or short-term FHLB advances that exceeded 30% of our stockholders’ equity for such year.

8. SHORT-TERM FEDERAL HOME LOAN BANK ADVANCES

Short-term FHLB advances totaled $25.0 million at December 31, 2015.  There were no short-term FHLB advances outstanding at December 31, 2016. The short-term FHLB advances at December 31, 2015 consisted of one FHLB advance with a maturity of 4 months at a fixed interest rate of 0.30%.

The short-term and long-term FHLB advances at December 31, 2016 and 2015 are collateralized by a blanket lien on first mortgages and other qualifying loans totaling $265.9 million and $268.6 million, respectively.

As of December 31, 2016 and 2015, the Company had $240.9 million and $218.5 million, respectively, of additional FHLB advances available.

9. LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

Long-term FHLB advances totaled $25.4 million and $25.9 million at December 31, 2016 and 2015, respectively.

The scheduled maturities of long-term FHLB advances at December 31, 2016 are summarized as follows (in thousands):

	Amount	Weighted Average Rate
2017	$15,403	3.412%
2019	10,021	1.985%
Total FHLB advances	$25,424

10. JUNIOR SUBORDINATED DEBENTURES

A description of the junior subordinated debentures outstanding is as follows (in thousands):

				December 31,
Date Issued	Maturity Date	Interest Rate	Callable After	2016	2015
July 31, 2001	July 9, 2031	3 month LIBOR plus 3.30%	July 31, 2006	$5,671	$5,671
September 20, 2004	September 20, 2034	3 month LIBOR plus 2.50%	September 20, 2009	8,248	8,248
October 12, 2006	October 12, 2036	3 month LIBOR plus 1.85%	June 26, 2011	5,155	5,155
June 21, 2007	June 21, 2037	3 month LIBOR plus 1.70%	June 15, 2012	3,093	3,093
				$22,167	$22,167

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

11. COMMITMENTS AND CONTINGENCIES

At December 31, 2016, future annual minimum rental payments due under non-cancellable operating leases are as follows (in thousands):

2017	$1,929
2018	1,837
2019	1,847
2020	1,850
2021	1,394
Thereafter	6,002
$14,859

Rental expense under operating leases for 2016, 2015, and 2014 was approximately $2.2 million, $2.5 million, and $2.5 million, respectively.

The Company is party to various legal proceedings arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

At December 31, 2016, the Company had borrowing lines available through the Bank with the FHLB of Dallas and other correspondent banks.  The Bank had approximately $240.9 million available, subject to available collateral, under a secured line of credit with the FHLB of Dallas.  Federal funds lines of credit were available through correspondent banks with approximately $53.5 million available for overnight borrowing at December 31, 2016.  Additionally, $180.5 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.

12. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Allowance for loan losses	$9,177	$7,750
Unrealized losses on securities	890	—
Core deposit intangible	436	351
Deferred compensation	696	712
Other	241	55
Total deferred tax assets	11,440	8,868
Deferred tax liabilities:
Premises and equipment	3,318	3,634
Goodwill	1,820	1,446
FHLB stock dividends	80	70
Unrealized gains on cash flow hedges	346	—
Unrealized gains on securities	—	274
Prepaid expenses	306	323
Purchase accounting adjustments on securities	753	854
Other	245	95
Total deferred tax liabilities	6,868	6,696
Net deferred tax asset	$4,572	$2,172

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes that it is more likely than not that it will realize the benefits of these deductible differences existing at December 31, 2016. Therefore, no valuation allowance is necessary at this time.  The net deferred tax assets for 2016 and 2015 are included in other assets on the consolidated balance sheets.

Components of income tax expense are as follows (in thousands):

	2016	2015	2014
Current	$5,439	$6,368	$8,847
Deferred benefit	(1,582)	(1,785)	(1,489)
Total income tax expense	$3,857	$4,583	$7,358

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 35% on pre-tax income as follows (in thousands):

	December 31,
	2016	2015	2014
Taxes calculated at statutory rate	$4,654	$5,460	$9,264
Increase (decrease) resulting from:
Tax-exempt interest, net	(615)	(766)	(923)
Executive officer life insurance proceeds	—	—	(1,050)
Other	(182)	(111)	67
	$3,857	$4,583	$7,358

The Company’s federal income tax returns are open and subject to examination from the 2013 tax return year and forward. The various state income and franchise tax returns are generally open from the 2013 and later tax return years based on individual state statutes of limitation. We are not currently under examination by federal or state tax authorities for the 2013, 2014, or 2015 tax years.

13. EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (“ESOP”) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.    During 2014, the ESOP borrowed $283,000 payable to MidSouth Bank, N.A for the purpose of purchasing additional shares of MidSouth Bancorp, Inc.’s common stock.  The note payable matures on June 25, 2018. The loan proceeds were used to purchase a total of 16,000 shares at an average price of $17.71 per share.  During 2015, the ESOP borrowed an additional $997,000 payable to MidSouth Bank, N.A. The notes payable mature on February 20, 2019 and October 5, 2019. A total of 76,526 shares at an average price of $13.02 per share were purchased with the loan proceeds. During 2016, the ESOP borrowed an additional $499,000 payable to MidSouth Bank, N.A. The note payable matures on July 29, 2020. A total of 62,014 shares at an average price of $8.05 were purchased with the loan proceeds. The balances of the notes payable of the ESOP were $1.2 million and $1.1 million at December 31, 2016 and December 31, 2015, respectively.

Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity.  In accordance with GAAP, compensation costs relating to shares purchased are based on the fair value of shares committed to be released.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital. The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends on unreleased shares are recorded as compensation expense; dividends on allocated ESOP shares are recorded as a reduction of stockholders’ equity. Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2016, 2015 and 2014 was approximately $603,000, $720,000 and $720,000, respectively. ESOP shares as of December 31, 2016 and 2015 were as follows:

	2016	2015
Allocated shares	604,385	570,905
Shares released for allocation	28,451	10,130
Unreleased shares	114,067	80,504
Total ESOP shares	746,903	661,539

Fair value of unreleased shares at December 31	$1,551,000	$731,000

The Company has deferred compensation arrangements with certain officers, which will provide them a fixed benefit after retirement. During 2016, distributions related to these agreements totaled $49,000. The Company recorded a liability of approximately $1.4 million at December 31, 2016 and 2015 in connection with these agreements.  Deferred compensation expense recognized in 2016, 2015, and 2014 was approximately $60,000, $82,000, and $80,000, respectively.

The Company sponsors defined contribution post-retirement benefit agreements to provide death benefits for the designated beneficiaries of certain of the Company's executive officers.  Under the agreements, split-dollar whole life insurance contracts were purchased on certain executive officers. The increase in the cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Company's contribution to the agreements each year.  In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the agreements.  During 2016, 2015, and 2014, the Company incurred expenses of $2,000, $14,000 and $7,000, respectively, related to the agreements.

The Company has a 401(k) retirement plan covering substantially all employees who have been employed for 90 days and meet certain other requirements.  Under this plan, employees can contribute a portion of their salary within the limits provided by the Internal Revenue Code into the plan.  The Company made contributions to the plan totaling $60,000 in 2016, 2015 and 2014, respectively.

14. EMPLOYEE STOCK PLANS

In May of 2007, our stockholders approved the 2007 Omnibus Incentive Compensation Plan to provide incentives and awards for directors, officers, and employees. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), restricted stock awards, stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination, or tandem basis. The 2007 Omnibus Incentive Compensation Plan replaces the 1997 Stock Incentive Plan, which expired February of 2007.  A total of 525,000 of our common shares authorized were reserved for issuance under the Plan, of which 136,093 were available to be granted as of December 31, 2016.

Stock Options – The 298,995 options outstanding at December 31, 2016 were all issued under the 2007 Omnibus Incentive Compensation Plan.  All options outstanding at December 31, 2016 are incentive stock options with a term of ten years, 256,493 of which vest 20% each year on the anniversary date of the grant and 42,502 of which vest 16.67% each year.  The following table summarizes activity relating to stock options:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	432,642	$14.13
Granted	17,500	18.99
Exercised	(49,560)	12.97
Forfeited or expired	(42,509)	16.24
Outstanding at December 31, 2014	358,073	$14.28
Granted	5,000	13.17
Exercised	(7,655)	12.97
Forfeited or expired	(16,042)	17.73
Outstanding at December 31, 2015	339,376	$14.13
Granted	5,000	9.30
Exercised	—	—
Forfeited or expired	(45,381)	15.17
Outstanding at December 31, 2016	298,995	$13.90	5.95	$—
Exercisable at December 31, 2014	109,691	$13.98
Exercisable at December 31, 2015	162,679	13.81
Exercisable at December 31, 2016	203,578	13.74	5.76	$—

A summary of changes in unvested options for the period ended December 31, 2016 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, beginning of year	176,697	$4.89
Granted	5,000	2.14
Vested	(60,085)	4.73
Forfeited	(26,195)	5.36
Unvested options outstanding, end of year	95,417	$4.72

As of December 31, 2016 there was a total of $291,000 in unrecognized compensation cost related to nonvested stock option grants that is expected to be recognized over a weighted-average period of 1.7 years.  The total amount of options expensed during the years ended December 31, 2016, 2015 and 2014 was $162,000, $336,000 and $442,000, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Pricing Model.  This model requires management to make certain assumptions, including the expected life of the option, the risk free rate of interest, the expected volatility, and the expected dividend yield.  The risk free rate of interest is based on the yield of a U.S. Treasury security with a similar term.  The expected volatility is based on historic volatility over a term similar to the expected life of the options.  The dividend yield is based on the current yield at the date of grant.  The following assumptions were made in estimating the fair value of the options granted in 2016 and 2015:

	2016	2015
Risk free rate of interest	1.7%	1.5%
Expected volatility	37.4%	37.4%
Dividend yield	4.2%	2.8%
Average expected life (in years)	5	5
Weighted-average grant-date fair value	$2.14	$3.17

The total intrinsic value of the options exercised was $10,000, and $217,000 for the years ended December 31, 2015 and 2014, respectively. There were no options exercised during the year ended December 31, 2016.

Restricted Stock Awards – During 2016 and 2015, the Compensation Committee of the Board of Directors of the Company made restricted stock grants under the Company’s 2007 Omnibus Incentive Compensation Plan.  The restricted shares of stock, which are subject to the terms of a Restricted Stock Grant Agreement between the Company and each recipient, will fully vest on the third anniversary of the grant date.  Prior to vesting, the recipient will be entitled to vote the shares and receive dividends, if any, declared by the Company with respect to its common stock.  Compensation expense for restricted stock is based on the fair value of the restricted stock awards at the time of the grant, which is equal to the market value of the Company’s common stock on the date of grant.  The value of the restricted stock grants that are expected to vest is amortized monthly into compensation expense over the three year vesting period.

The weighted average grant date fair value of restricted stock awards was $10.97 and $13.92 for the years ended December 31, 2016 and 2015, respectively.  For the year ended December 31, 2016 and 2015, compensation expense of $48,000 and $19,000, respectively, was recognized related to non-vested restricted stock awards. There was no compensation expenses related to these awards in 2014. As of December 31, 2016, there was $125,000 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The unrecognized compensation cost related to restricted stock awards at December 31, 2016 is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes activity relating to non-vested restricted stock awards:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	—	$—
Granted	11,250	13.92
Forfeited	—	—
Vested	—	—
Non-vested at December 31, 2015	11,250	$13.92
Granted	4,439	10.97
Forfeited	(925)	13.92
Vested	—	—
Non-vested at December 31, 2016	14,764	$13.03
15. STOCKHOLDERS’ EQUITY

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. At December 31, 2016, the Bank had approximately $8.8 million available to pay dividends to the parent company without regulatory approval.

In August 2011, the Company redeemed 20,000 outstanding shares of Series A Preferred Stock associated with its participation in the Treasury’s Capital Purchase Plan (“CPP”) under the Troubled Asset Relief Program at its stated value of $1,000 per share with funds from our issuance of 32,000 shares of Series B preferred stock in connection with the Company’s participation under the U.S. Treasury’s Small Business Lending Fund (“SBLF”).  The additional $12.0 million of net proceeds from the issuance was provided to the Bank as additional capital.  The dividend rate on the Series B preferred stock was set at 1.00% for the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  On February 25, 2016, the dividend rate increased to 9% per annum, consistent with the Securities Purchase Agreement which states that the rate would increase if the funding was not repaid within 4.5 years after issuance. The Series B preferred stock is nonvoting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B preferred stock.

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

16. DERIVATIVES

On July 6, 2016, the Company entered into two forward interest rate swap contracts on a reverse repurchase agreement and long-term FHLB advances. The interest rate swap contracts were designated as derivative instruments in a cash flow hedge under ASC Topic 815, Derivatives and Hedging to convert forecasted variable interest payment to a fixed rate and the Company has concluded that the forecasted transactions are probable of occurring. For cash flow hedges, the effective portion of the gain or loss related to the derivative instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately.

No ineffectiveness related to the interest rate swaps designated as cash flow hedges was recognized in the consolidated statements of income for the year ended December 31, 2016. The accumulated net after-tax income related to the effective cash flow hedge included in accumulated other comprehensive income/loss is reflected in Note 17 - Other Comprehensive (Loss) Income.

The following table discloses the notional amounts and fair value of derivative instruments in the Company's balance sheet as of December 31, 2016 and 2015 (in thousands):

		Notional Amounts		Fair Value
	Type of Hedge	December 31,		December 31,
		2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps included in other assets	Cash Flow	$27,500	$—	$989	$—

17. OTHER COMPREHENSIVE (LOSS) INCOME

The following is a summary of the tax effects allocated to each component of other comprehensive (loss) income (in thousands):

	December 31,
	2016			2015			2014
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive (loss) income:
Securities available-for-sale:
Change in unrealized gain/loss during period	$(3,307)	$1,158	$(2,149)	$(2,369)	$829	$(1,540)	$4,687	$(1,641)	$3,046
Reclassification adjustment for net gains included in net income	(20)	7	(13)	(1,243)	435	(808)	(128)	45	(83)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	989	(346)	643	—	—	—	—	—	—
Total other comprehensive (loss) income	$(2,338)	$819	$(1,519)	$(3,612)	$1,264	$(2,348)	$4,559	$(1,596)	$2,963

The reclassifications out of accumulated other comprehensive income into net earnings are presented below (in thousands):

	December 31,
	2016		2015		2014
Details about Accumulated Other Comprehensive Income/Loss Components	Reclassifications Out of Accumulated Other Comprehensive Income/Loss	Statement of Earnings Line Item	Reclassifications Out of Accumulated Other Comprehensive Income/Loss	Statement of Earnings Line Item	Reclassifications Out of Accumulated Other Comprehensive Income/Loss	Statement of Earnings Line Item
Unrealized gains and losses on securities available-for-sale:
	$(20)	Gain on securities, net	$(1,243)	Gain on securities, net	$(128)	Gain on securities, net
	7	Income tax expense	435	Income tax expense	45	Income tax expense
	$(13)	Net of tax	$(808)	Net of tax	$(83)	Net of tax

18. NET EARNINGS PER COMMON SHARE

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	December 31,
	2016	2015	2014
Net earnings available to common stockholders	$6,578	$10,330	$18,412
Dividends on Series C preferred stock	—	367	378
Adjusted net earnings available to common stockholders	$6,578	$10,697	$18,790
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,263	11,309	11,282
Effect of dilutive securities:
Stock options	—	5	77
Preferred stock	—	507	542
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	11,263	11,821	11,901

Following is a summary of the securities that were excluded from the computation of diluted earnings per share because the effects of the shares were anti-dilutive (in thousands):

	December 31,
	2016	2015	2014
Stock options	299	221	25
Restricted stock	15	11	—
Shares subject to the outstanding warrant issued in connection with the CPP transaction	104	104	—
Convertible preferred stock	507	—	—
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

	Contract or Notional Amount
	2016	2015
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$322,788	$306,587
Letters of credit	13,043	10,084
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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.  Approximately 77% and 91% of these letters of credit were secured by marketable securities, cash on deposit, or other assets at December 31, 2016 and 2015, respectively.

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

As of December 31, 2016, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum common equity Tier I, total risk-based, Tier I risk-based, and Tier I leverage capital ratios as set forth in the table (in thousands). There are no conditions or events since those notifications that management believes has changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below (in thousands):

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Common equity Tier I capital to risk-weighted assets:
Company	$131,091	8.81%	$66,937	4.50%	N/A	N/A
Bank	$178,587	12.00%	$66,980	4.50%	$96,749	6.50%
Total capital to risk-weighted assets:
Company	$212,366	14.28%	$118,999	8.00%	N/A	N/A
Bank	$197,265	13.25%	$119,076	8.00%	$148,845	10.00%
Tier I capital to risk-weighted assets:
Company	$193,700	13.02%	$89,249	6.00%	N/A	N/A
Bank	$178,587	12.00%	$89,307	6.00%	$119,076	8.00%
Tier I capital to average assets:
Company	$193,700	10.11%	$76,609	4.00%	N/A	N/A
Bank	$178,587	9.32%	$76,623	4.00%	$95,779	5.00%

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Common equity Tier I capital to risk-weighted assets:
Company	$128,470	8.91%	$64,907	4.50%	N/A	N/A
Bank	$177,057	12.27%	$64,947	4.50%	$93,812	6.50%
Total capital to risk-weighted assets:
Company	$209,132	14.50%	$115,390	8.00%	N/A	N/A
Bank	$195,111	13.52%	$115,461	8.00%	$144,326	10.00%
Tier I capital to risk-weighted assets:
Company	$191,089	13.25%	$86,543	6.00%	N/A	N/A
Bank	$177,057	12.27%	$86,595	6.00%	$115,461	8.00%
Tier I capital to average assets:
Company	$191,089	10.10%	$75,689	4.00%	N/A	N/A
Bank	$177,057	9.36%	$75,683	4.00%	$94,603	5.00%

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

Derivative Instruments—The fair value of derivatives are determined by an independent valuation firm and are estimated using prices of financial instruments with similar characteristics. As a result, they are classified within Level 2 of the fair value hierarchy.

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

Assets Recorded at Fair Value
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at December 31, 2016	Fair Value Measurements at December 31, 2016
Description		Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$29,141	$—	$29,141	$—
GSE mortgage-backed securities	73,578	—	73,578	—
Collateralized mortgage obligations: residential	220,202	—	220,202	—
Collateralized mortgage obligations: commercial	3,082	—	3,082	—
Mutual funds	2,059	2,059	—	—
Corporate debt securities	13,811	—	13,811	—
Total available-for-sale securities	$341,873	$2,059	$339,814	$—

Derivative instruments	$989	$—	$989	$—

	Assets / Liabilities Measured at Fair Value at December 31, 2015	Fair Value Measurements at December 31, 2015
Description		Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$31,493	$—	$31,493	$—
GSE mortgage-backed securities	87,038	—	87,038	—
Collateralized mortgage obligations: residential	192,088	—	192,088	—
Collateralized mortgage obligations: commercial	5,448	—	5,448	—
Mutual funds	2,092	2,092	—	—
Total available-for-sale securities	$318,159	$2,092	$316,067	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate owned are also level 2 assets measured using appraisals from external parties.

Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

	Assets / Liabilities Measured at Fair Value at December 31, 2016	Fair Value Measurements at December 31, 2016
Description		Level 1	Level 2	Level 3
Impaired loans	$26,956	$—	$26,956	$—
Other real estate	2,175	—	2,175	—

	Assets / Liabilities Measured at Fair Value at December 31, 2015	Fair Value Measurements at December 31, 2015
Description		Level 1	Level 2	Level 3
Impaired loans	$17,487	$—	$17,487	$—
Other real estate	4,187	—	4,187	—

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

The estimated fair values of our financial instruments are as follows at December 31, 2016 and 2015 (in thousands):

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$82,228	$82,228	$—	$—
Securities available-for-sale	341,873	2,059	326,003	—
Securities held-to-maturity	98,211	—	98,261	—
Other investments	11,355	11,355	—	—
Loans, net	1,259,710	—	26,956	1,236,133
Cash surrender value of life insurance policies	14,335	—	14,335	—
Derivative asset	989	—	989	—
Financial liabilities:
Non-interest-bearing deposits	414,921	—	414,921	—
Interest-bearing deposits	1,164,509	—	1,012,633	150,879
Securities sold under agreements to repurchase	94,461	94,461	—	—
Long-term Federal Home Loan Bank advances	25,424	—	25,808	—
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$89,201	$89,201	$—	$—
Securities available-for-sale	318,159	2,092	316,067	—
Securities held-to-maturity	116,792	—	117,698	—
Other investments	11,188	11,188	—	—
Loans, net	1,244,634	—	17,487	1,232,497
Cash surrender value of life insurance policies	13,622	—	13,622	—
Financial liabilities:
Non-interest-bearing deposits	374,261	—	374,261	—
Interest-bearing deposits	1,176,589	—	1,007,137	168,633
Securities sold under agreements to repurchase	85,957	85,957	—	—
Short-term Federal Home Loan Bank advances	25,000	—	25,000	—
Long-term Federal Home Loan Bank advances	25,851	—	—	26,508
Junior subordinated debentures	22,167	—	22,167	—

22. OTHER NON-INTEREST INCOME AND EXPENSE

For the years ended December 31, 2016, 2015, and 2014, none of the components of other noninterest income were greater than 1% of interest income and noninterest income.

Components of other noninterest expense greater than 1% of interest income and noninterest income consisted of the following for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Professional fees	$1,855	$1,560	$1,802
FDIC fees	1,601	1,513	1,050
Marketing expenses	1,523	1,564	1,658
Corporate development expense	1,572	1,531	1,420
Data processing	1,963	1,888	1,940
Printing and supplies	760	923	1,114
Amortization of intangibles	1,107	1,106	1,106

23. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions that occurred after December 31, 2016 up through the date of filing this Annual Report on Form 10-K.  No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

24. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

Balance Sheets
December 31, 2016 and 2015
(in thousands)
	2016	2015
Assets
Cash and interest-bearing deposits in banks	$16,705	$14,795
Other assets	2,058	2,117
Investment in and advances to subsidiaries	220,906	220,753
Total assets	$239,669	$237,665

Liabilities and Stockholders’ Equity
Liabilities:
Dividends payable	$1,835	$1,195
Junior subordinated debentures	22,167	22,167
ESOP obligation	1,233	1,093
Other	58	73
Total liabilities	25,293	24,528
Stockholders’ equity	214,376	213,137
Total liabilities and stockholders’ equity	$239,669	$237,665

Statements of Earnings
For the Years Ended December 31, 2016, 2015, and 2014
(in thousands)
	2016	2015	2014
Revenue:
Dividends from Bank and nonbank subsidiaries	$9,000	$9,000	$15,500
Gain on sale of securities	—	1,125	—
Rental and other income	57	57	87
	9,057	10,182	15,587

Expenses:
Interest on short- and long-term debt	704	613	1,087
Professional fees	236	253	217
Other expenses	785	733	844
	1,725	1,599	2,148
Income before equity in undistributed earnings of subsidiaries and income taxes	7,332	8,583	13,439

Equity in undistributed earnings of subsidiaries	1,529	2,317	4,955

Income tax benefit	578	117	716

Net earnings	$9,439	$11,017	$19,110

Statements of Cash Flows
For the Years Ended December 31, 2016, 2015, and 2014
(in thousands)
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$9,439	$11,017	$19,110
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(1,529)	(2,317)	(4,955)
Gain on sale of securities available-for-sale	—	(1,125)	—
Other, net	73	528	(872)
Net cash provided by operating activities	7,983	8,103	13,283

Cash flows from investing activities:
Proceeds from prepayments of securities available-for-sale	—	—	198
Proceeds from sale of securities available-for-sale	—	1,392	—
Other, net	—	(83)	217
Net cash provided by investing activities	—	1,309	415
Cash flows from financing activities:
Proceeds from exercise of stock options	—	99	643
Payment of preferred dividends	(2,221)	(689)	(704)
Payment of common dividends	(4,095)	(4,086)	(3,838)
Purchase of treasury stock	—	—	(9)
Repayment of long-term debt	—	—	(8,217)
Other, net	243	607	—
Net cash used in financing activities	(6,073)	(4,069)	(12,125)
Net change in cash and cash equivalents	1,910	5,343	1,573
Cash and cash equivalents at beginning of year	14,795	9,452	7,879
Cash and cash equivalents at end of year	$16,705	$14,795	$9,452

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
MidSouth Bancorp, Inc. and Subsidiaries
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of MidSouth Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Atlanta, Georgia
March 16, 2017

Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share data)
	2016
	IV	III	II	I
Interest income	$19,983	$19,953	$19,388	$19,804
Interest expense	1,459	1,414	1,397	1,420
Net interest income	18,524	18,539	17,991	18,384
Provision for loan losses	2,600	2,900	2,300	2,800
Net interest income after provision for loan losses	15,924	15,639	15,691	15,584
Gain on sale of investments, net	—	—	20	—
Other noninterest income	4,782	4,866	4,853	4,487
Noninterest expense	17,636	17,114	17,041	16,759
Earnings before income taxes	3,070	3,391	3,523	3,312
Income tax expense	871	993	1,030	963
Net earnings	2,199	2,398	2,493	2,349
Dividends on preferred stock	812	811	811	427
Net earnings available to common stockholders	$1,387	$1,587	$1,682	$1,922

Earnings per common share - basic	$0.12	$0.14	$0.15	$0.17
Earnings per common share - diluted	$0.12	$0.14	$0.15	$0.17
Market price of common stock
High	$14.50	$11.08	$11.13	$9.45
Low	$9.95	$9.46	$7.37	$6.51
Close	$13.60	$10.40	$10.04	$7.63
Average shares outstanding - basic	11,271,948	11,262,282	11,255,042	11,261,644
Average shares outstanding - diluted	11,273,302	11,262,710	11,255,178	11,261,644

	2015
	IV	III	II	I
Interest income	$19,886	$20,532	$20,798	$20,681
Interest expense	1,349	1,391	1,417	1,424
Net interest income	18,537	19,141	19,381	19,257
Provision for loan losses	3,000	3,800	1,100	6,000
Net interest income after provision for loan losses	15,537	15,341	18,281	13,257
Gain on sale of investments, net	—	—	1,128	115
Other noninterest income	4,575	4,768	5,009	4,726
Noninterest expense	17,508	16,492	16,976	16,161
Earnings before income taxes	2,604	3,617	7,442	1,937
Income tax expense	766	1,028	2,343	446
Net earnings	1,838	2,589	5,099	1,491
Dividends on preferred stock	170	172	172	173
Net earnings available to common stockholders	$1,668	$2,417	$4,927	$1,318

Earnings per common share - basic	$0.15	$0.21	$0.43	$0.12
Earnings per common share - diluted	$0.15	$0.21	$0.42	$0.12
Market price of common stock
High	$12.03	$15.49	$15.78	$17.36
Low	$8.66	$11.45	$12.94	$13.67
Close	$9.08	$11.70	$15.26	$14.75
Average shares outstanding - basic	11,281,286	11,311,841	11,323,506	11,317,667
Average shares outstanding - diluted	11,281,286	11,830,540	11,849,683	11,351,239

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

During the fourth quarter of 2016, there were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting.  Their report is included on pages 91-92 in this Annual Report on Form 10-K.

Item 9B – Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

The information set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, is incorporated herein by reference.

The information set forth under the headings “Item 1. Election of Directors,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Standing Board Committees” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11 - Executive Compensation

The information set forth under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control,” “Outside Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the headings “Securities Authorized for Issuance under Equity Compensation Plans” in this Annual Report on Form 10-K, is incorporated by reference to the sections entitled “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Management” and “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2016, the Company had outstanding stock options and restricted stock granted under our incentive compensation plans, which were approved by the Company’s stockholders.  Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2016, subject to the Company’s available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	313,759	$13.90	136,093
Equity compensation plans not approved by security holders	—	—	—
Total	313,759	$13.90	136,093

Item 13 - Certain Relationships and Related Transactions and Director Independence

The information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board Independence” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14 – Principal Accounting Fees and Services

The information set forth under the heading “Relationship with Independent Registered Public Accountants” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 15 - Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

Consolidated Balance Sheets – December 31, 2016 and 2015
Consolidated Statements of Earnings – Years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements
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

10.8+	MidSouth Bancorp, Inc. 2016 Annual Incentive Compensation Plan*

10.9+	Executive Indexed Salary Continuation Agreement between MidSouth Bancorp, Inc. and C.R. Cloutier (filed as Exhibit 10.9 to the Form 10-K filed March 13, 2015 and incorporated herein by reference).

21	Subsidiaries of the Registrant*

23.1	Consent of Porter Keadle Moore, LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

MIDSOUTH BANCORP, INC.
Registrant

		By:	/s/ C. R. Cloutier
C. R. Cloutier
President and Chief Executive Officer
Date:	March 16, 2017

Signatures	Title	Date

/s/ C.R. Cloutier	Principal Executive Officer,	March 16, 2017
C.R. Cloutier	President, and Director

/s/ James R. McLemore	Principal Financial Officer and	March 16, 2017
James R. McLemore	Senior Executive Vice President

/s/ Teri S. Stelly	Principal Accounting Officer and	March 16, 2017
Teri S. Stelly	Controller

/s/ Troy M. Cloutier	Director	March 16, 2017
Troy M. Cloutier

/s/ William M. Simmons	Director	March 16, 2017
William M. Simmons

/s/ James R. Davis, Jr.	Director	March 16, 2017
James R. Davis, Jr.

/s/ Timothy J. Lemoine	Director	March 16, 2017
Timothy J. Lemoine

/s/ Joseph V. Tortorice, Jr.	Director	March 16, 2017
Joseph V. Tortorice, Jr.

/s/ Milton B. Kidd, III	Director	March 16, 2017
Milton B. Kidd, III

/s/ R. Glenn Pumpelly	Director	March 16, 2017
R. Glenn Pumpelly

/s/ Leonard Q. Abington	Director	March 16, 2017
Leonard Q. Abington

/s/ Jake Delhomme	Director	March 16, 2017
Jake Delhomme