Form 10-Q
period 2017-03-31
MIDSOUTH BANCORP INC
filed 2017-05-08
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
YES   ☒   NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☐Large accelerated filer	☒Accelerated filer	☐Non-accelerated filer	☐Smaller reporting company	☐Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES   ☐   NO   ☒

As of May 8, 2017, there were 11,383,914 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share data)
	March 31, 2017 (unaudited)	December 31, 2016 (audited)
Assets
Cash and due from banks, including required reserves of $6,561 and $6,669, respectively	$32,188	$31,687
Interest-bearing deposits in banks	45,183	47,091
Federal funds sold	1,100	3,450
Securities available-for-sale, at fair value (cost of $359,532 at March 31, 2017 and $344,416 at December 31, 2016)	357,803	341,873
Securities held-to-maturity (fair value of $91,767 at March 31, 2017 and $98,261 at December 31, 2016)	91,242	98,211
Other investments	11,362	11,355
Loans	1,272,000	1,284,082
Allowance for loan losses	(24,578)	(24,372)
Loans, net	1,247,422	1,259,710
Bank premises and equipment, net	68,216	68,954
Accrued interest receivable	7,516	7,576
Goodwill	42,171	42,171
Intangibles	4,345	4,621
Cash surrender value of life insurance	14,398	14,335
Other real estate	1,643	2,175
Other assets	10,350	10,131
Total assets	$1,934,939	$1,943,340

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$426,998	$414,921
Interest-bearing	1,145,946	1,164,509
Total deposits	1,572,944	1,579,430
Securities sold under agreements to repurchase	89,807	94,461
Long-term Federal Home Loan Bank advances	25,318	25,424
Junior subordinated debentures	22,167	22,167
Other liabilities	8,641	7,482
Total liabilities	1,718,877	1,728,964
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 91,098 shares issued and outstanding at March 31, 2017 and December 31, 2016	9,110	9,110
Common stock, $0.10 par value; 30,000,000 shares authorized, 11,383,914 and 11,362,716 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,138	1,136
Additional paid-in capital	111,538	111,166
Unearned ESOP shares	(1,124)	(1,233)
Accumulated other comprehensive loss	(473)	(1,010)
Retained earnings	63,873	63,207
Total shareholders’ equity	216,062	214,376
Total liabilities and shareholders’ equity	$1,934,939	$1,943,340

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Earnings (unaudited) (in thousands, except per share data)
	Three Months Ended March 31,
	2017	2016
Interest income:
Loans, including fees	$16,622	$16,866
Securities and other investments:
Taxable	2,327	2,036
Nontaxable	407	458
Federal funds sold	6	5
Time and interest bearing deposits in other banks	85	94
Other investments	84	88
Total interest income	19,531	19,547

Interest expense:
Deposits	935	907
Securities sold under agreements to repurchase	234	233
Other borrowings and payables	88	113
Junior subordinated debentures	208	167
Total interest expense	1,465	1,420

Net interest income	18,066	18,127
Provision for loan losses	2,800	2,800
Net interest income after provision for loan losses	15,266	15,327

Non-interest income:
Service charges on deposits	2,480	2,313
Gain on sale of securities, net	6	—
ATM and debit card income	1,703	1,609
Other charges and fees	855	822
Total non-interest income	5,044	4,744

Non-interest expenses:
Salaries and employee benefits	8,689	7,990
Occupancy expense	3,624	3,597
ATM and debit card expense	721	785
Data processing	621	458
FDIC insurance	397	429
Legal and professional fees	385	383
Other	2,793	3,117
Total non-interest expenses	17,230	16,759
Income before income taxes	3,080	3,312
Income tax expense	589	963

Net earnings	2,491	2,349
Dividends on preferred stock	811	427
Net earnings available to common shareholders	$1,680	$1,922
Earnings per share:
Basic	$0.15	$0.17
Diluted	$0.15	$0.17
Weighted average number of shares outstanding:
Basic	11,264	11,262
Diluted	11,282	11,262
Dividends declared per common share	$0.09	$0.09

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited) (in thousands)
	Three Months Ended March 31,
	2017	2016
Net earnings	$2,491	$2,349
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the year	820	2,802
Less: reclassification adjustment for gains on sales of securities available-for-sale	(6)	—
Unrealized gains on securities available-for-sale	814	2,802
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period	13	—
Total other comprehensive income, before tax	827	2,802
Income tax effect related to items of other comprehensive income	(290)	(980)
Total other comprehensive income, net of tax	537	1,822
Total comprehensive income	$3,028	$4,171
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) For the Three Months Ended March 31, 2017 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance - December 31, 2016	123,098	$41,110	11,362,716	$1,136	$111,166	$(1,233)	$(1,010)	$63,207	$214,376
Net earnings	—	—	—	—	—	—	—	2,491	2,491
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	(811)	(811)
Dividends on common stock, $0.09 per share	—	—	—	—	—	—	—	(1,014)	(1,014)
ESOP shares released for allocation	—	—	—	—	27	109	—	—	136
Exercise of stock options	—	—	20,498	2	264	—	—	—	266
Vested restricted stock	—	—	700	—	—	—	—	—	—
Stock option and restricted stock compensation expense	—	—	—	—	81	—	—	—	81
Change in accumulated other comprehensive income	—	—	—	—	—	—	537	—	537
Balance – March 31, 2017	123,098	$41,110	11,383,914	$1,138	$111,538	$(1,124)	$(473)	$63,873	$216,062

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$2,491	$2,349
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,493	1,512
Amortization (accretion) of purchase accounting adjustments	2	(288)
Provision for loan losses	2,800	2,800
Deferred tax benefit	(222)	(503)
Amortization of premiums on securities, net	686	681
Stock-based compensation expense	81	97
Tax benefit from exercise of stock options and vesting of restricted common stock	10	—
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	300	39
Tax benefit resulting from dividends paid to the ESOP	23	87
Excess of market value over book value of ESOP shares released	27	(36)
Net gain on sale of investment securities	(6)	—
Net (gain) loss on sale of other real estate owned	(8)	24
Net write down of other real estate owned	23	120
Net gain on sale/disposal of premises and equipment	(12)	(14)
Change in accrued interest receivable	60	(135)
Change in accrued interest payable	(11)	(9)
Change in other assets & other liabilities, net	510	454
Net cash provided by operating activities	8,247	7,178

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	14,631	18,379
Proceeds from maturities and calls of securities held-to-maturity	5,865	2,919
Proceeds from sale of securities available-for-sale	6,462	—
Proceeds from sale of security held-to-maturity	887	—
Purchases of securities available-for-sale	(36,672)	—
Purchases of other investments	(7)	(7)
Net change in loans	9,687	12,293
Purchases of premises and equipment	(887)	(915)
Proceeds from sale of premises and equipment	144	40
Proceeds from sale of other real estate owned	612	245
Net cash provided by investing activities	722	32,954

Cash flows from financing activities:
Change in deposits	(6,486)	7,366
Change in securities sold under agreements to repurchase	(4,654)	1,922
Borrowings on Federal Home Loan Bank advances	—	25,000
Repayments of Federal Home Loan Bank advances	(17)	(50,017)
Proceeds from exercise of stock options	266	—
Payment of dividends on preferred stock	(811)	(171)
Payment of dividends on common stock	(1,024)	(1,023)
Net cash used by financing activities	(12,726)	(16,923)

Net (decrease) increase in cash and cash equivalents	(3,757)	23,209
Cash and cash equivalents, beginning of period	82,228	89,201
Cash and cash equivalents, end of period	$78,471	$112,410

Supplemental cash flow information:
Interest paid	$1,476	$1,429
Noncash investing and financing activities:
Transfer of loans to other real estate	95	110
Change in accrued common stock dividends	1	—
Change in accrued preferred stock dividends	—	256
Net change in loan to ESOP	109	(191)

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Notes to Interim Consolidated Financial Statements March 31, 2017 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of March 31, 2017 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2016 Annual Report on Form 10-K.

The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with GAAP and general practices within the banking industry.  There have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our 2016 Annual Report on Form 10-K.

Recent Accounting Pronouncements — ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. ASU 2017-03 addresses and codifies the practical considerations and application of the required disclosures under SAB Topic 11.M for the implementation of ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); and ASU 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. The SEC Staff has emphasized on a number of occasions, including the December 2016 AICPA National Conference on Current SEC and PCAOB Developments, the requirements to disclose the potential material effects of newly issued standards and the importance of providing investors with this information. Such disclosures should explain the impact the new standard is expected to have on the financial statements and how the adoption of the new standard will affect comparability. Entities should discuss both quantitative and qualitative information as available when assessing implementation of a new standard. This ASU was effective immediately for public business entities.

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment was issued in order to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The effective date of this Update is for fiscal years beginning on or after December 15, 2020. The Company does not expect ASU 2017-04 to have an impact on its goodwill impairment tests.

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities was issued in response to diversity in practice in the amortization period for premiums of callable debt securities and in how the potential for exercise of a call is factored into current impairment assessments. As such, these amendments reduce the amortization period for certain callable debt securities carried at a premium and require the premium to be amortized over the period not to exceed the earliest call date. These amendments do not apply to securities carried at a discount. The effective date of this Update is for fiscal years beginning on or after December 15, 2018. The Company is currently amortizing premiums of callable debt securities over a period through the earliest call date. As a result, it does not expect ASU 2017-08 to have an impact on its financial position, results of operations or its financial statement disclosures.

Accounting Changes, Reclassifications and Restatements — Certain items in prior financial statements have been reclassified to conform to the current presentation.

On January 1, 2017, the Company adopted the provisions of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,”. ASU 2016-09 requires that all income tax effects associated with share-

based payment awards be reported in earnings as an adjustment to income tax expense. Previously, excess tax benefits associated with share-based payments awards were recorded in additional paid-in-capital when the excess tax benefits were realized. The requirement to report those income tax effects in earnings has been applied to settlements occurring on or after January 1, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a retrospective basis, which resulted in a $126,000 increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying consolidated statements of cash flows for 2016, as compared to the amounts previously reported.

2. Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$26,465	$114	$968	$25,611
GSE mortgage-backed securities	78,554	1,618	146	80,026
Collateralized mortgage obligations: residential	230,413	282	3,181	227,514
Collateralized mortgage obligations: commercial	3,027	—	36	2,991
Mutual funds	2,100	—	41	2,059
Corporate debt securities	18,973	629	—	19,602
	$359,532	$2,643	$4,372	$357,803

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$29,935	$226	$1,020	$29,141
GSE mortgage-backed securities	72,144	1,736	302	73,578
Collateralized mortgage obligations: residential	223,602	206	3,606	220,202
Collateralized mortgage obligations: commercial	3,135	—	53	3,082
Mutual funds	2,100	—	41	2,059
Corporate debt securities	13,500	311	—	13,811
	$344,416	$2,479	$5,022	$341,873

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$37,338	$523	$6	$37,855
GSE mortgage-backed securities	42,004	433	140	42,297
Collateralized mortgage obligations: residential	8,605	—	273	8,332
Collateralized mortgage obligations: commercial	3,295	—	12	3,283
	$91,242	$956	$431	$91,767

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$40,515	$309	$39	$40,785
GSE mortgage-backed securities	44,375	426	311	44,490
Collateralized mortgage obligations: residential	8,969	—	323	8,646
Collateralized mortgage obligations: commercial	4,352	—	12	4,340
	$98,211	$735	$685	$98,261

With the exception of two private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $15,000 at March 31, 2017, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The following table presents the amortized cost and fair value of debt securities at March 31, 2017 by contractual maturity (in thousands).   Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$2,682	$2,688
Due after one year through five years	6,265	6,430
Due after five years through ten years	51,206	52,768
Due after ten years	297,279	293,858
	$357,432	$355,744

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$354	$354
Due after one year through five years	6,535	6,579
Due after five years through ten years	31,540	32,064
Due after ten years	52,813	52,770
	$91,242	$91,767

Details concerning investment securities with unrealized losses are as follows (in thousands):

	March 31, 2017
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$12,827	$968	$—	$—	$12,827	$968
GSE mortgage-backed securities	26,478	146	—	—	26,478	146
Collateralized mortgage obligations: residential	162,695	2,806	11,051	375	173,746	3,181
Collateralized mortgage obligations: commercial	—	—	2,991	36	2,991	36
Mutual funds	2,059	41	—	—	2,059	41
	$204,059	$3,961	$14,042	$411	$218,101	$4,372

	December 31, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$13,402	$1,020	$—	$—	$13,402	$1,020
GSE mortgage-backed securities	29,119	302	—	—	29,119	302
Collateralized mortgage obligations: residential	187,235	3,099	14,194	507	201,429	3,606
Collateralized mortgage obligations: commercial	961	4	2,121	49	3,082	53
Mutual funds	2,059	41	—	—	2,059	41
	$232,776	$4,466	$16,315	$556	$249,091	$5,022

	March 31, 2017
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$4,249	$6	$—	$—	$4,249	$6
GSE mortgage-backed securities	5,694	140	—	—	5,694	140
Collateralized mortgage obligations: residential	—	—	8,332	273	8,332	273
Collateralized mortgage obligations: commercial	3,283	12	—	—	3,283	12
	$13,226	$158	$8,332	$273	$21,558	$431

	December 31, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$8,054	$39	$—	$—	$8,054	$39
GSE mortgage-backed securities	19,408	311	—	—	19,408	311
Collateralized mortgage obligations: residential	—	—	8,645	323	8,645	323
Collateralized mortgage obligations: commercial	4,340	12	—	—	4,340	12
	$31,802	$362	$8,645	$323	$40,447	$685

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

As of March 31, 2017, 64 securities had unrealized losses totaling 1.96% of the individual securities’ amortized cost basis and 1.07% of the Company’s total amortized cost basis.  Of the 64 securities, 10 had been in an unrealized loss position for over twelve months at March 31, 2017.  These 10 securities had an amortized cost basis and unrealized loss of $23.1 million and $684,000, respectively.  The unrealized losses on debt securities at March 31, 2017 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At March 31, 2017, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company sold 10 securities classified as available-for-sale and 1 security classified as held-to-maturity. Of the available-for-sale securities, 7 securities were sold with gains totaling $108,000 and 3 securities were sold at a loss of $109,000 for a net loss of $1,000.  The decision to sell the 1 held-to-maturity security, which was sold at a gain of $7,000, was based on the pre-refunding of the bond which would accelerate the maturity of the bond by 15 years with an anticipated call date within six months. During the three months ended March 31, 2016, the Company did not sell any securities.

Securities with an aggregate carrying value of approximately $295.6 million and $293.4 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Commercial, financial and agricultural	$469,815	$459,574
Real estate – construction	100,248	100,959
Real estate – commercial	464,859	481,155
Real estate – residential	159,426	157,872
Installment loans to individuals	75,258	82,660
Lease financing receivable	969	1,095
Other	1,425	767
	1,272,000	1,284,082
Less allowance for loan losses	(24,578)	(24,372)
	$1,247,422	$1,259,710

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At March 31, 2017, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $231.8 million, or 18.2% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At March 31, 2017, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $539.9 million, 48% of which are secured by owner-occupied commercial properties.  Of the $539.9 million in loans secured by commercial real estate, $20.6 million, or 3.8%, were on nonaccrual status at March 31, 2017.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	March 31, 2017
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$16,057	$585	$5,384	$940	$1,395	$5	$6	$24,372
Charge-offs	(1,705)	—	(823)	(117)	(261)	—	—	(2,906)
Recoveries	154	—	10	90	58	—	—	312
Provision	3,832	(321)	(238)	(249)	(222)	(2)	—	2,800
Ending balance	$18,338	$264	$4,333	$664	$970	$3	$6	$24,578
Ending balance: individually evaluated for impairment	$4,173	$9	$1,656	$217	$160	$—	$—	$6,215
Ending balance: collectively evaluated for impairment	$14,165	$255	$2,677	$447	$810	$3	$6	$18,363

Loans:
Ending balance	$469,815	$100,248	$464,859	$159,426	$75,258	$969	$1,425	$1,272,000
Ending balance: individually evaluated for impairment	$35,346	$26	$20,623	$1,956	$487	$—	$—	$58,438
Ending balance: collectively evaluated for impairment	$434,469	$100,222	$443,802	$157,401	$74,771	$969	$1,425	$1,213,059
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$434	$69	$—	$—	$—	$503

	March 31, 2016
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$11,268	$819	$4,614	$816	$1,468	$14	$12	$19,011
Charge-offs	(1,307)	—	—	(4)	(283)	—	—	(1,594)
Recoveries	26	—	76	3	25	—	—	130
Provision	2,194	(420)	861	(170)	336	(3)	2	2,800
Ending balance	$12,181	$399	$5,551	$645	$1,546	$11	$14	$20,347
Ending balance: individually evaluated for impairment	$1,021	$—	$2,586	$267	$278	$—	$—	$4,152
Ending balance: collectively evaluated for impairment	$11,160	$399	$2,965	$378	$1,268	$11	$14	$16,195

Loans:
Ending balance	$441,160	$84,790	$467,648	$149,961	$103,181	$1,590	$1,719	$1,250,049
Ending balance: individually evaluated for impairment	$29,097	$35	$27,511	$2,230	$506	$—	$—	$59,379
Ending balance: collectively evaluated for impairment	$412,063	$84,755	$439,530	$147,653	$102,675	$1,590	$1,719	$1,189,985
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$607	$78	$—	$—	$—	$685

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,849	$1,022	$28,154	$31,025	$438,790	$469,815	$546
Real estate - construction	709	—	125	834	99,414	100,248	99
Real estate - commercial	9,326	1,389	18,542	29,257	435,602	464,859	—
Real estate - residential	2,237	136	1,620	3,993	155,433	159,426	130
Installment loans to individuals	302	190	487	979	74,279	75,258	—
Lease financing receivable	—	—	—	—	969	969	—
Other loans	41	6	—	47	1,378	1,425	—
	$14,464	$2,743	$48,928	$66,135	$1,205,865	$1,272,000	$775

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,297	$902	$31,425	$34,624	$424,950	$459,574	$96
Real estate - construction	2,613	399	9	3,021	97,938	100,959	—
Real estate - commercial	5,159	1,931	25,408	32,498	448,657	481,155	140
Real estate - residential	1,956	207	1,553	3,716	154,156	157,872	16
Installment loans to individuals	756	36	538	1,330	81,330	82,660	16
Lease financing receivable	—	—	—	—	1,095	1,095	—
Other loans	89	5	—	94	673	767	—
	$12,870	$3,480	$58,933	$75,283	$1,208,799	$1,284,082	$268

Non-accrual loans are as follows (in thousands):

	March 31, 2017	December 31, 2016
Commercial, financial, and agricultural	$33,351	$31,461
Real estate - construction	26	9
Real estate - commercial	20,623	28,688
Real estate - residential	1,956	1,881
Installment loans to individuals	487	541
Lease financing receivable	—	—
Other	—	—
	$56,443	$62,580

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $931,000 and $757,000 for the three months ended March 31, 2017 and 2016, respectively.  Interest actually received on non-accrual loans subsequent to their transfer to non-accrual status totaled at March 31, 2017 and 2016 was $244,000 and $59,000, respectively.

Impaired Loans

Loans are considered impaired when, based upon current information, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans classified as special mention, substandard, or doubtful, based on credit risk rating factors, are reviewed to determine whether impairment testing is appropriate.  All loan relationships with an outstanding commitment balance above a specified threshold are evaluated for potential impairment. All loan relationships with an outstanding commitment balance below the specified threshold are assigned an allowance allocation percentage that is determined by management and adjusted periodically based on certain factors. An allowance for each impaired loan is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collaterally dependent.  All impaired loans are reviewed, at a minimum, on a quarterly basis.  Existing valuations are reviewed to determine if additional discounts or new appraisals are required.  After this review, when comparing the resulting collateral valuation to the outstanding loan balance, if the discounted collateral value exceeds the loan balance no specific allocation is reserved.  Acquired impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings, even if they would otherwise qualify for such treatment.

 Loans that are individually evaluated for impairment are as follows (in thousands):

	March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$19,185	$19,688	$—	$17,143	$26
Real estate - construction	—	—	—	5	—
Real estate - commercial	6,320	6,320	—	9,515	3
Real estate - residential	389	389	—	646	1
Installment loans to individuals	—	—	—	37	—
Subtotal:	25,894	26,397	—	27,346	30
With an allowance recorded:
Commercial, financial, and agricultural	16,161	16,344	4,173	16,267	1
Real estate - construction	26	26	9	13	—
Real estate - commercial	14,303	14,503	1,656	15,141	—
Real estate - residential	1,567	1,567	217	1,245	—
Installment loans to individuals	487	524	160	477	—
Subtotal:	32,544	32,964	6,215	33,143	1
Totals:
Commercial	55,969	56,855	5,829	58,066	30
Construction	26	26	9	18	—
Residential	1,956	1,956	217	1,891	1
Consumer	487	524	160	514	—
Grand total:	$58,438	$59,361	$6,215	$60,489	$31

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$15,101	$15,428	$—	$18,815	$191
Real estate - construction	9	9	—	23	—
Real estate - commercial	12,710	12,710	—	9,297	64
Real estate - residential	903	903	—	1,134	—
Installment loans to individuals	73	87	—	54	1
Subtotal:	28,796	29,137	—	29,323	256
With an allowance recorded:
Commercial, financial, and agricultural	16,372	16,470	4,369	10,781	42
Real estate - commercial	15,979	15,979	2,216	14,992	28
Real estate - residential	923	923	260	730	—
Installment loans to individuals	468	478	308	419	11
Subtotal:	33,742	33,850	7,153	26,922	81
Totals:
Commercial	60,162	60,587	6,585	53,885	325
Construction	9	9	—	23	—
Residential	1,826	1,826	260	1,864	—
Consumer	541	565	308	473	12
Grand total:	$62,538	$62,987	$7,153	$56,245	$337

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

The following tables present the classes of loans by risk rating (in thousands):

	March 31, 2017
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$354,424	$412,694	$767,118	82.07%
Special mention		10,916	14,188	25,104	2.69%
Substandard		104,261	37,977	142,238	15.22%
Doubtful		214	—	214	0.02%
		$469,815	$464,859	$934,674	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$100,050	99.80%
Special mention				—	—%
Substandard				198	0.20%
				$100,248	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$154,943	97.19%
Special mention				1,131	0.71%
Substandard				3,352	2.10%
				$159,426	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$74,753	$969	$1,425	$77,147	99.35%
Nonperforming	505	—	—	505	0.65%
	$75,258	$969	$1,425	$77,652	100.00%

	December 31, 2016
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$346,246	$420,970	$767,216	81.56%
Special mention		22,611	23,085	45,696	4.86%
Substandard		90,300	37,100	127,400	13.54%
Doubtful		417	—	417	0.04%
		$459,574	$481,155	$940,729	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$100,775	99.82%
Special mention				—	—%
Substandard				184	0.18%
				$100,959	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$153,403	97.17%
Special mention				1,181	0.75%
Substandard				3,288	2.08%
				$157,872	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$82,103	$1,095	$767	$83,965	99.34%
Nonperforming	557	—	—	557	0.66%
	$82,660	$1,095	$767	$84,522	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	March 31, 2017
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$1,995	$—	$21,864	$23,859
Real estate – commercial	—	—	808	808
	$1,995	$—	$22,672	$24,667

	December 31, 2016
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$12	$—	$24,331	$24,343
Real estate – commercial	—	140	808	948
	$12	$140	$25,139	$25,291

During the three months ended March 31, 2017, there was one loan relationship with a pre-modification balance of $2.0 million identified as a TDR after a reduction in payments. There were no defaults on any loans that were modified as TDRs during the preceding twelve months. During the three months ended March 31, 2016, there was one loan relationship with a pre-modification balance of $5.5 million identified as a TDR after conversion of the loans to interest only for a limited amount of time. This one TDR subsequently defaulted on the modified terms and totaled $5.5 million at March 31, 2016.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of March 31, 2017, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Intangibles

A summary of core deposit intangible assets as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017	December 31, 2016
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(7,329)	(7,053)
Net carrying amount	$4,345	$4,621

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

No ineffectiveness related to the interest rate swaps designated as cash flow hedges was recognized in the consolidated statements of income for the three months ended March 31, 2017. The accumulated net after-tax income related to the effective cash flow hedge included in accumulated other comprehensive income is reflected in Note 6 - Other Comprehensive Income.

The following table discloses the notional amounts and fair value of derivative instruments in the Company's balance sheet as of March 31, 2017 and December 31, 2016 (in thousands):

		Notional Amounts		Fair Value
	Type of Hedge	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps included in other assets	Cash Flow	$27,500	$27,500	$1,002	$989

6. Other Comprehensive Income

The following is a summary of the tax effects allocated to each component of other comprehensive income (in thousands):

	Three Months Ended March 31,
	2017			2016
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income:
Securities available-for-sale:
Change in unrealized gains during period	$820	$(287)	$533	$2,802	$(980)	$1,822
Reclassification adjustment for gains included in net income	(6)	2	(4)	—	—	—
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	13	(5)	8	—	—	—
Total other comprehensive income	$827	$(290)	$537	$2,802	$(980)	$1,822

The reclassifications out of accumulated other comprehensive loss into net income are presented below (in thousands):

Three Months Ended March 31,
	2017		2016
Details about Accumulated Other Comprehensive Loss Components	Reclassifications Out of Accumulated Other Comprehensive Loss	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Loss	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(6)	Gain on sale of securities, net	$—	Gain on sale of securities, net
	2	Tax expense	—	Tax expense
	$(4)	Net of tax	$—	Net of tax

7. Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended March 31,
	2017	2016
Net earnings available to common shareholders	$1,680	$1,922
Dividends on Series C preferred stock	—	—
Adjusted net earnings available to common shareholders	$1,680	$1,922
Weighted average number of common shares outstanding used in computation of basic earnings per common share	11,264	11,262
Effect of dilutive securities:
Stock options	14	—
Restricted stock	4	—
Convertible preferred stock and warrants	—	—
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	11,282	11,262

Following is a summary of the securities that were excluded from the computation of diluted earnings per share because the effects of the shares were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	84	345
Restricted stock	4	11
Shares subject to the outstanding warrant issued in connection with the CPP transaction	104	104
Convertible preferred stock	507	507

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

Derivative Financial Instruments—The fair value of derivatives are determined by an independent valuation firm and are estimated using prices of financial instruments with similar characteristics. As a result, they are classified within Level 2 of the fair value hierarchy.

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at March 31, 2017
Description	March 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$25,611	$—	$25,611	$—
GSE mortgage-backed securities	80,026	—	80,026	—
Collateralized mortgage obligations: residential	227,514	—	227,514	—
Collateralized mortgage obligations: commercial	2,991	—	2,991	—
Mutual funds	2,059	2,059	—	—
Corporate debt securities	19,602	—	19,602	—
Total available-for-sale securities	$357,803	$2,059	$355,744	$—

Derivative assets	$1,002	$—	$1,002	$—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2016
Description	December 31, 2016	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$29,141	$—	$29,141	$—
GSE mortgage-backed securities	73,578	—	73,578	—
Collateralized mortgage obligations: residential	220,202	—	220,202	—
Collateralized mortgage obligations: commercial	3,082	—	3,082	—
Mutual funds	2,059	2,059	—	—
Corporate debt securities	13,811	—	13,811	—
Total available-for-sale securities	$341,873	$2,059	$339,814	$—

Derivative assets	$989	$—	$989	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are included in the table below (in thousands).  Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Other real estate properties are also Level 2 assets measured using appraisals from external parties.

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at March 31, 2017
Description	March 31, 2017	Level 1	Level 2	Level 3
Impaired loans	$27,051	$—	$27,051	$—
Other real estate	1,643	—	1,643	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2016
Description	December 31, 2016	Level 1	Level 2	Level 3
Impaired loans	$26,956	$—	$26,956	$—
Other real estate	2,175	—	2,175	—

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at March 31, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at March 31, 2017 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$78,471	$78,471	$—	$—
Securities available-for-sale	357,803	2,059	355,744	—
Securities held-to-maturity	91,242	—	91,767	—
Other investments	11,362	11,362	—	—
Loans, net	1,247,422	—	27,051	1,225,251
Cash surrender value of life insurance policies	14,398	—	14,398	—
Derivative asset	1,002	—	1,002	—
Financial liabilities:
Non-interest-bearing deposits	426,998	—	426,998	—
Interest-bearing deposits	1,145,946	—	996,201	148,598
Securities sold under agreements to repurchase	89,807	89,807	—	—
Long-term Federal Home Loan Bank advances	25,318	—	25,614	—
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$82,228	$82,228	$—	$—
Securities available-for-sale	341,873	2,059	339,814	—
Securities held-to-maturity	98,211	—	98,261	—
Other investments	11,355	11,355	—	—
Loans, net	1,259,710	—	26,956	1,236,133
Cash surrender value of life insurance policies	14,335	—	14,335	—
Derivative asset	989	—	989	—
Financial liabilities:
Non-interest-bearing deposits	414,921	—	414,921	—
Interest-bearing deposits	1,164,509	—	1,012,633	150,879
Securities sold under agreements to repurchase	94,461	94,461	—	—
Long-term Federal Home Loan Bank advances	25,424	—	25,808	—
Junior subordinated debentures	22,167	—	22,167	—

9. Subsequent Events

Classified loans totaled $148.5 million at May 4, 2017, a $1.7 million increase from the $146.8 million of classified loans at March 31, 2017. A total of $25.2 million of downgrades since March 31, 2017 were partially offset by $23.6 million of payoffs of classified loans.

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

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying this report.  We encourage you to read this discussion in conjunction with our consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” in our 2016 Annual

Report on form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the following:

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

Results of Operations

For the Three Months Ended March 31, 2017 and 2016

Net earnings available to common shareholders totaled $1.7 million for the first quarter of 2017, compared to net earnings available to common shareholders of $1.9 million reported for the first quarter of 2016.  Diluted earnings for the first quarter of 2017 were $0.15 per common share, compared to $0.17 per common share reported for the first quarter of 2016.

Fully taxable-equivalent ("FTE") net interest income was $18.3 million for the first quarter of 2017, an $89,000 decrease compared to $18.4 million for the first quarter of 2016. Our annualized net interest margin, on a FTE basis, remained unchanged in prior year quarterly comparison at 4.18%. Excluding the impact of purchase accounting adjustments, the FTE margin increased 6 basis points, from 4.05% to 4.11% for the three months ended March 31, 2016 and 2017, respectively.

Noninterest income increased $300,000 in quarterly comparison and consisted primarily of a $94,000 increase in ATM/debit card income and a $111,000 increase in service charges on deposit accounts.

Noninterest expenses increased $471,000 in quarterly comparison and consisted primarily of a $699,000 increase in salaries and employee benefits costs and a $163,000 increase in data processing costs, which were partially offset by a $101,000 decrease in marketing expense. The provision for loan losses remained unchanged at $2.8 million in quarterly comparison. Income tax expense decreased $374,000 in quarterly comparison, primarily due to a tax credit recorded on a deferred compensation distribution.

Dividends on preferred stock totaled $811,000 for the three months ended March 31, 2017 and $427,000 for the three months ended March 31, 2016. Dividends on the Series B Preferred Stock were $720,000 for the first quarter of 2017 and totaled $336,000 for the first quarter of 2016 based on a dividend rate of 4.2%. The dividend rate increased to 9% on February 25, 2016. Dividends on the Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation (“PSB”) totaled $91,000 for the three months ended March 31, 2017 and March 31, 2016.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, remained unchanged at 4.18% for the three months ended March 31, 2017 and 2016.   Tables 1 and 2 below analyze the changes in net interest income in the three months ended March 31, 2017 and 2016.

FTE net interest income, after reflecting a reclassification of certain credit card income to noninterest income, decreased $89,000 in prior year quarterly comparison. Interest income on loans decreased $244,000 due to a decrease in the average yield on loans of 12 basis points. The average balance of loans increased $21.5 million in prior year quarterly comparison. Purchase accounting adjustments added 7 basis points to the average yield on loans for the first quarter of 2017 and 25 basis points to the average yield on loans for the first quarter of 2016. Excluding the impact of the purchase accounting adjustments, average loan yields decreased 3 basis points in prior year quarterly comparison, from 5.25% to 5.22%. Loan yields have declined primarily as the result of a sustained low interest rate environment and a higher volume of loans on nonaccrual status.

Investment securities totaled $449.0 million, or 23.2% of total assets at March 31, 2017, versus $440.1 million, or 22.6% of total assets at December 31, 2016. The investment portfolio had an effective duration of 4.1 years and a net unrealized loss of $1.2 million at March 31, 2017. The average volume of investment securities increased $19.1 million in prior year quarterly comparison. The average tax equivalent yield on investment securities increased 8 basis points, from 2.58% to 2.66%.

The average yield on all earning assets remained unchanged in prior year quarterly comparison at 4.51%. Excluding the impact of purchase accounting adjustments, the average yield on total earning assets increased 8 basis points, from 4.39% to 4.47% for the three-month periods ended March 31, 2016 and 2017, respectively.

Interest expense increased $45,000 in prior year quarterly comparison. Increases in interest expense included a $28,000 increase in interest expense on deposits and a $41,000 increase in interest expense on variable rate junior subordinated debentures. These increases were partially offset by a $23,000 decrease in interest expense on short-term FHLB advances. Excluding purchase accounting adjustments on acquired certificates of deposit and FHLB borrowings, the average rate paid on interest-bearing liabilities was 0.49% for the three months ended March 31, 2017 and 0.46% for the three months ended March 31, 2016.

Long-term FHLB advances totaled $25.3 million at March 31, 2017, compared to $25.7 million at March 31, 2016.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from April 2017 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin remained unchanged in prior year quarterly comparison at 4.18%. Excluding purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin increased 6 basis points, from 4.05% for the first quarter of 2016 to 4.11% for the first quarter of 2017.

Table 1 Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended March 31,
	2017			2016
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$382,105	$2,327	2.44%	$358,623	$2,036	2.27%
Tax exempt[2]	60,618	620	4.09%	64,971	699	4.30%
Total investment securities	442,723	2,947	2.66%	423,594	2,735	2.58%
Federal funds sold	3,571	6	0.67%	3,843	5	0.51%
Time and interest bearing deposits in other banks	41,785	85	0.81%	74,271	94	0.50%
Other investments	11,355	84	2.96%	11,189	88	3.15%
Total loans[3]	1,274,213	16,622	5.29%	1,252,742	17,123	5.50%
Total earning assets	1,773,647	19,744	4.51%	1,765,639	20,045	4.57%
Allowance for loan losses	(24,021)			(19,499)
Nonearning assets	183,192			185,764
Total assets	$1,932,818			$1,931,904

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,155,407	$935	0.33%	$1,180,581	$907	0.31%
Securities sold under repurchase agreements	92,571	234	1.03%	85,756	233	1.09%
Short-term FHLB advances	—	—	—%	22,802	23	0.40%
Long-term FHLB advances	25,370	88	1.39%	25,794	90	1.38%
Junior subordinated debentures	22,167	208	3.75%	22,167	167	2.98%
Total interest bearing liabilities	1,295,515	1,465	0.46%	1,337,100	1,420	0.43%
Demand deposits	413,781			371,636
Other liabilities	7,627			6,569
Shareholders’ equity	215,895			216,599
Total liabilities and shareholders’ equity	$1,932,818			$1,931,904

Net interest income and net interest spread		$18,279	4.05%		$18,625	4.14%
Net interest margin			4.18%			4.24%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $213,000 for 2017 and $241,000 for 2016 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $707,000 for 2017 and $934,000 for 2016. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended March 31, 2017 compared to March 31, 2016
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$291	$138	$153
Tax exempt	(79)	(46)	(33)
Federal funds sold	1	—	1
Time and interest bearing deposits in other banks	(9)	(50)	41
Other investments	(4)	1	(5)
Loans, including fees	(501)	288	(789)
Total	(301)	331	(632)

Interest paid on:
Interest bearing deposits	28	(19)	47
Securities sold under repurchase agreements	1	17	(16)
Short-term FHLB advances	(23)	(23)	—
Long-term FHLB advances	(2)	(2)	—
Junior subordinated debentures	41	—	41
Total	45	(27)	72
Taxable-equivalent net interest income	$(346)	$358	$(704)
Note: In Table 2, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Total non-interest income was $5.0 million and $4.7 million for the three month periods ended March 31, 2017 and 2016, respectively. Our recurring non-interest income includes service charges on deposit accounts, ATM and debit card income, mortgage lending and increase in cash value of life insurance.

Table 3 presents non-interest income for the three-month periods ended March 31, 2017 and 2016.

Table 3 Non-Interest Income (in thousands)
	Three Months Ended March 31,
	2017	2016
Service charges on deposit accounts	$2,480	$2,369
ATM and debit card income	1,703	1,609
Gain on securities, net	6	—
Mortgage lending	143	109
Increase in cash value of life insurance	63	70
Credit card interchange income	294	257
Credit card merchant fee income	69	78
Other	355	252
Total non-interest income	$5,113	$4,744

Non-interest income increased $300,000 in quarterly comparison, from $4.7 million for the three months ended March 31, 2016 to $5.0 million for the three months ended March 31, 2017 and consisted primarily of a $94,000 increase in ATM/debit card income and a $111,000 increase in service charges on deposits accounts. Of the $111,000 increase in service charge income, $35,000 was due to a reclass of program expenses from service charge income to data processing costs.

Non-interest Expense

Total non-interest expense was $17.2 million for the three month period ended March 31, 2017, compared to $16.8 million for the same period in 2016. Our recurring non-interest expense consists of salaries and employee benefits, occupancy expense, ATM and debit card expense and other operating expenses.

Table 4 presents non-interest expense for the three-month periods ended March 31, 2017 and 2016.

Table 4 Non-Interest Expense (in thousands)
	Three Months Ended March 31,
	2017	2016
Salaries and employee benefits	$8,689	$7,990
Occupancy expense	3,624	3,597
ATM and debit card	721	785
Legal and professional fees	385	383
FDIC premiums	397	429
Marketing	280	381
Corporate development	316	335
Data processing	621	458
Printing and supplies	183	188
Expenses on ORE, net	79	194
Amortization of core deposit intangibles	277	277
Other non-interest expense	1,658	1,742
Total non-interest income	$17,230	$16,759

Non-interest expenses increased $471,000 in quarterly comparison and consisted primarily of a $699,000 increase in salaries and employee benefits costs and a $163,000 increase in data processing costs, which were partially offset by a $101,000 decrease in marketing expense.

Salaries and employee benefits costs increased $699,000 in prior year quarterly comparison and included a $262,000 increase in group health costs, a $135,000 increase in incentive pay and $81,000 of sign-on bonuses. The number of full-time equivalent (“FTE”) employees decreased in prior year quarterly comparison, from 522 at March 31, 2016 to 515 at March 31, 2017.

ATM and debit card expense decreased $64,000 in prior year quarterly comparison and was primarily driven by an $80,000 decrease in losses on ATM/debit card processing.

Data processing costs increased $163,000 in prior year quarterly comparison. A reclass of certain hosted services subscriptions from corporate development into data processing contributed to the increase.

Analysis of Balance Sheet

Consolidated assets remained constant at $1.9 billion at March 31, 2017 and December 31, 2016.  Deposits decreased $6.5 million from year-end 2016.  Our stable core deposit base, which excludes time deposits, totaled $1.4 billion at March 31 , 2017 and December 31, 2016 and accounted for 90.4% of deposits compared to 90.0% of deposits, respectively.

Securities available-for-sale totaled $357.8 million at March 31, 2017, an increase of $15.9 million from December 31, 2016.  Securities held-to-maturity decreased $7.0 million, from $98.2 million at December 31, 2016 to $91.2 million at March 31, 2017.  The investment securities portfolio had an effective duration of 4.1 years and a net unrealized loss of $1.2 million at March 31, 2017.

Total loans decreased $12.1 million during the three months ended March 31, 2017, resulting primarily from the payoff of $9.9 million in nonperforming loans.

Table 7 Composition of Loans (in thousands)
	March 31, 2017	December 31, 2016
Commercial, financial, and agricultural (C&I)	$469,815	$459,574
Real estate – construction	100,248	100,959
Real estate – commercial (CRE)	464,859	481,155
Real estate – residential	159,426	157,872
Installment loans to individuals	75,258	82,660
Lease financing receivable	969	1,095
Other	1,425	767
	$1,272,000	$1,284,082
Less allowance for loan losses	(24,578)	(24,372)
Net loans	$1,247,422	$1,259,710

Our energy-related loan portfolio at March 31, 2017 totaled $231.8 million, or 18.2% of total loans, down from $237.4 million at December 31, 2016.  The majority of MidSouth’s energy lending is focused on oil field service companies.  Of the 375 total relationships in our energy-related loan portfolio, 34 relationships totaling $105.2 million were classified, with $27.0 million on nonaccrual status at September 30, 2016. At March 31, 2017, reserves for potential energy-related loan losses approximated 5.5% of energy loans.

Within the $464.9 million commercial real estate portfolio, $433.2 million is secured by commercial property, $20.6 million is secured by multi-family property, and $11.1 million is secured by farmland.  Of the $433.2 million secured by commercial property, $259.8 million, or 60.0%, is owner-occupied.  Of the $159.4 million residential real estate portfolio, 80.1% represented loans secured by first liens.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended March 31, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Although the Bank historically has not utilized brokered deposits, this is a fourth potential source of liquidity, albeit one that is more costly and volatile.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $56.0 million in projected cash flows from securities repayments for the remainder of 2017 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of March 31, 2017, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $25.3 million at March 31, 2017 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from April 2017 to January 2019.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $243.1 million at March 31, 2017.  The Bank has the ability to post additional collateral of approximately $148.8 million if necessary to meet liquidity needs.  Additionally, $182.9 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $53.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The weighted average dividend rate on the $32.0 million of Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 9.0% for the three month period ended March 31, 2017.  The dividend rate increased to 9.0% on February 25, 2016. Management is reviewing options to repay all or a portion of the $32.0 million, but it is unlikely that any amount will be repaid in the near term until credit pressures in the energy portfolio improve.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  As of March 31, 2017, there were 91,098 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $91,000 for the three months ended March 31, 2017.

Dividends from the Bank totaling $2.0 million provided additional liquidity for the Company during the three months ended March 31, 2017.  As of March 31, 2017, the Bank had the ability to pay dividends to the Company of approximately $4.4 million without prior approval from its primary regulator.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock and other securities to provide funds as needed for operations and future growth of the Company. The Company renewed a $75.0 million Universal Shelf Registration during the third quarter of 2015.

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

At March 31, 2017, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  As of March 31, 2017, the Company’s Tier 1 leverage ratio was 10.27%, Tier 1 capital to risk-weighted assets was 13.14%, total capital to risk-weighted assets was 14.40% and common equity Tier 1 capital to risk-weighted assets was 8.91%.  The Bank had a Tier 1 leverage capital ratio of 9.45% at March 31, 2017.

Asset Quality

Credit Risk Management

We manage credit risk primarily by observing written, board approved policies that govern all credit underwriting and approval activities.  Our Chief Credit Officer (“CCO”) is responsible for credit underwriting as well as management of classified and criticized assets for the Bank.  The role of the CCO includes on-going review and development of lending policies, commercial credit analysis, centralized consumer underwriting, and overall credit risk management procedures.  The current risk management process requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.  Historically, we have recognized and disclosed significant problem loans quickly and taken prompt action to address material weaknesses in those credits.

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At March 31, 2017, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy-related) industry, including related service and manufacturing industries, totaled approximately $231.8 million, or 18.2% of total loans.  Of the 375 credit relationships in the energy-related loan portfolio, 34 relationships totaling $105.2 million were classified with $27.0 million on nonaccrual status at March 31, 2017.

Additionally, we monitor our exposure to CRE loans.  At March 31, 2017, CRE loans (including commercial construction and multifamily loans) totaled approximately $539.9 million, 48% of which are secured by owner-occupied commercial properties.  Our non-owner occupied CRE loans as a percentage of our risk-based capital totaled 132% at March 31, 2017. A total of $20.6 million, or 3.8%, were on nonaccrual status at March 31, 2017.  Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 8 summarizes the Company's nonperforming assets for the quarters ending March 31, 2017 and 2016, and December 31, 2016.

Table 8 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	March 31, 2017	December 31, 2016	March 31, 2016
Nonaccrual loans	$56,443	$62,580	$53,714
Loans past due 90 days and over and still accruing	775	268	258
Total nonperforming loans	57,218	62,848	53,972
Other real estate	1,643	2,175	3,908
Other foreclosed assets	30	16	265
Total nonperforming assets	$58,891	$65,039	$58,145

Troubled debt restructurings, accruing	$1,995	$152	$5,675

Nonperforming assets to total assets	3.04%	3.35%	3.03%
Nonperforming assets to total loans + ORE + other assets repossessed	4.62%	5.06%	4.64%
ALL to nonperforming loans	42.96%	38.78%	37.70%
ALL to total loans	1.93%	1.90%	1.63%

QTD charge-offs	$2,906	$1,835	$1,594
QTD recoveries	312	339	130
QTD net charge-offs	$2,594	$1,496	$1,464
Annualized net charge-offs to total loans	0.83%	0.46%	0.47%

Nonperforming assets totaled $58.9 million at March 31, 2017, a decrease of $6.1 million from the $65.0 million reported at year-end 2016 and an increase of $746,000 from the $58.1 million reported at March 31, 2016.  The decrease in the first three months of 2017 resulted primarily from the payoff of four relationships during the quarter that were on non-accrual at December 31, 2016 and totaled $9.6 million.

Allowance coverage for nonperforming loans was 42.96% at March 31, 2017 compared to 37.78% at December 31, 2016 and 37.70% at March 31, 2016.  The ALL/total loans ratio increased to 1.93% at March 31, 2017, compared to 1.90% at year-end 2016 and 1.63% at March 31, 2016.  Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 2.08% of loans at March 31, 2017.  The ratio of annualized net charge-offs to total loans was 0.83% for the three months ended March 31, 2017, compared to 0.46% for the three months ended December 31, 2016, and 0.47% for the three months ended March 31, 2016. Energy-related charge-offs totaled $657,000 in the first three months of 2017.

Total nonperforming assets to total loans plus ORE and other assets repossessed increased to 4.62% at March 31, 2017 from 5.06% at December 31, 2016 and 4.64% at March 31, 2016.  Performing troubled debt restructurings (“TDRs”) totaled $2.0 million at March 31, 2017, compared to $152,000 at December 31, 2016 and $5.7 million at March 31, 2016.  Classified assets, including ORE, increased $14.2 million, or 10.6%, to $148.4 million at March 31, 2017 compared to $134.2 million at December 31, 2016. The increase in classified assets during the quarter ended March 31, 2017 is primarily due to the downgrade of two energy-related credits totaling $22.2 million. Additional information regarding impaired loans is included in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $24.6 million in the ALL as of March 31, 2017 is sufficient to cover probable losses in the loan portfolio.

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

Non-GAAP Financial Measures

Certain financial information included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations is determined by methods other than in accordance with GAAP. Table 9 below presents a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures. These non-GAAP financial measures include “core net interest income” and “core net interest margin”. “Core net interest income” is defined as net interest income excluding net purchase accounting adjustments. “Core net interest margin” is defined as core net interest income expressed as a percentage of average earnings assets.
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

Table 9 Reconciliation of Non-GAAP Financial Measures (in thousands except per share data)
		Three Months Ended March 31,
		2017	2016
Core Net Interest Margin

Net interest income (FTE)		$18,279	$18,368
Less purchase accounting adjustments		(274)	(565)
Core net interest income, net of purchase accounting adjustments	A	$18,005	$17,803

Total average earning assets		$1,773,647	$1,765,639
Add average balance of loan valuation discount		1,964	3,323
Average earnings assets, excluding loan valuation discount	B	$1,775,611	$1,768,962

Core net interest margin	A/B	4.11%	4.05%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes from the information regarding market risk disclosed under the heading “Funding Sources - Interest Rate Sensitivity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the first quarter of 2017, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended March 31, 2017.

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

10.1	MidSouth Bancorp, Inc. 2017 Annual Incentive Compensation Plan

10.2	Form of Performance-Based Restricted Stock Unit Grant Agreement

23.1	Consent of Porter Keadle Moore, LLC

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*
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

MidSouth Bancorp, Inc. (Registrant)

Date: May 8, 2017
/s/ James R. McLemore
James R. McLemore, President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)

/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)