Form 10-Q
period 2017-06-30
MIDSOUTH BANCORP INC
filed 2017-08-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
YES   ☐   NO   ☒

As of August 9, 2017, there were 16,543,055 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share data)
	June 30, 2017 (unaudited)	December 31, 2016 (audited)
Assets
Cash and due from banks, including required reserves of $7,391 and $6,669, respectively	$32,499	$31,687
Interest-bearing deposits in banks	96,392	47,091
Federal funds sold	2,546	3,450
Securities available-for-sale, at fair value (cost of $347,573 at June 30, 2017 and $344,416 at December 31, 2016)	348,580	341,873
Securities held-to-maturity (fair value of $88,460 at June 30, 2017 and $98,261 at December 31, 2016)	87,462	98,211
Other investments	11,666	11,355
Loans	1,240,253	1,284,082
Allowance for loan losses	(24,674)	(24,372)
Loans, net	1,215,579	1,259,710
Bank premises and equipment, net	65,739	68,954
Accrued interest receivable	7,212	7,576
Goodwill	42,171	42,171
Intangibles	4,068	4,621
Cash surrender value of life insurance	14,764	14,335
Other real estate	1,387	2,175
Assets held for sale	1,100	—
Other assets	14,404	10,131
Total assets	$1,945,569	$1,943,340

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$428,419	$414,921
Interest-bearing	1,107,801	1,164,509
Total deposits	1,536,220	1,579,430
Securities sold under agreements to repurchase	90,799	94,461
Long-term Federal Home Loan Bank advances	25,211	25,424
Junior subordinated debentures	22,167	22,167
Other liabilities	9,602	7,482
Total liabilities	1,683,999	1,728,964
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 90,915 and 91,098 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	9,092	9,110
Common stock, $0.10 par value; 30,000,000 shares authorized, 16,026,355 and 11,362,716 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,603	1,136
Additional paid-in capital	162,452	111,166
Unearned ESOP shares	(1,014)	(1,233)
Accumulated other comprehensive income (loss)	1,217	(1,010)
Retained earnings	56,220	63,207
Total shareholders’ equity	261,570	214,376
Total liabilities and shareholders’ equity	$1,945,569	$1,943,340

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited) (in thousands, except share and per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$16,731	$16,572	$33,353	$33,438
Securities and other investments:
Taxable	2,416	1,940	4,743	3,976
Nontaxable	374	420	781	878
Federal funds sold	9	3	15	8
Time and interest bearing deposits in other banks	150	97	235	191
Other investments	78	90	162	178
Total interest income	19,758	19,122	39,289	38,669

Interest expense:
Deposits	973	903	1,908	1,810
Securities sold under agreements to repurchase	236	233	470	466
Other borrowings and payables	91	91	179	204
Junior subordinated debentures	212	170	420	337
Total interest expense	1,512	1,397	2,977	2,817

Net interest income	18,246	17,725	36,312	35,852
Provision for loan losses	12,500	2,300	15,300	5,100
Net interest income after provision for loan losses	5,746	15,425	21,012	30,752

Non-interest income:
Service charges on deposits	2,396	2,451	4,876	4,820
Gain on sale of securities, net	3	20	9	20
ATM and debit card income	1,766	1,668	3,469	3,277
Other charges and fees	1,058	1,000	1,913	1,766
Total non-interest income	5,223	5,139	10,267	9,883

Non-interest expenses:
Salaries and employee benefits	9,451	8,182	18,140	16,172
Occupancy expense	4,189	3,667	7,813	7,264
ATM and debit card expense	713	792	1,434	1,577
Data processing	667	478	1,288	936
FDIC insurance	430	420	827	849
Legal and professional fees	936	436	1,321	819
Other	3,218	3,066	6,011	6,183
Total non-interest expenses	19,604	17,041	36,834	33,800
(Loss) income before income tax (benefit) expense	(8,635)	3,523	(5,555)	6,835
Income tax (benefit) expense	(3,221)	1,030	(2,632)	1,993

Net (loss) earnings	(5,414)	2,493	(2,923)	4,842
Dividends on preferred stock	811	811	1,622	1,238
Net (loss) earnings available to common shareholders	$(6,225)	$1,682	$(4,545)	$3,604
(Loss) earnings per share:
Basic	$(0.51)	$0.15	$(0.39)	$0.32
Diluted	$(0.51)	$0.15	$(0.39)	$0.32
Weighted average number of shares outstanding:
Basic	12,227	11,255	11,749	11,258
Diluted	12,237	11,255	11,762	11,258
Dividends declared per common share	$0.09	$0.09	$0.18	$0.18

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive (Loss) Income (unaudited) (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) earnings	$(5,414)	$2,493	$(2,923)	$4,842
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the year	2,739	2,060	3,559	4,862
Less: reclassification adjustment for gains on sales of securities available-for-sale	(3)	(20)	(9)	(20)
Unrealized gains on securities available-for-sale	2,736	2,040	3,550	4,842
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period	(136)	—	(123)	—
Total other comprehensive income, before tax	2,600	2,040	3,427	4,842
Income tax effect related to items of other comprehensive income	(910)	(714)	(1,200)	(1,694)
Total other comprehensive income, net of tax	1,690	1,326	2,227	3,148
Total comprehensive (loss) income	$(3,724)	$3,819	$(696)	$7,990
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) For the Six Months Ended June 30, 2017 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance - December 31, 2016	123,098	$41,110	11,362,716	$1,136	$111,166	$(1,233)	$(1,010)	$63,207	$214,376
Net earnings	—	—	—	—	—	—	—	(2,923)	(2,923)
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	(1,622)	(1,622)
Dividends on common stock, $0.18 per share	—	—	—	—	—	—	—	(2,442)	(2,442)
Issuance of common stock, net of offering expenses of $622	—	—	4,583,334	459	50,894	—	—	—	51,353
Restricted stock grant	—	—	58,090	6	(6)	—	—	—	—
Conversion of Series C preferred stock to common stock	(183)	(18)	1,017	—	18	—	—	—	—
ESOP shares released for allocation	—	—	—	—	50	219	—	—	269
Exercise of stock options	—	—	20,498	2	264	—	—	—	266
Vested restricted stock	—	—	700	—	—	—	—	—	—
Stock option and restricted stock compensation expense	—	—	—	—	66	—	—	—	66
Change in accumulated other comprehensive income	—	—	—	—	—	—	2,227	—	2,227
Balance – June 30, 2017	122,915	$41,092	16,026,355	$1,603	$162,452	$(1,014)	$1,217	$56,220	$261,570

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) earnings	$(2,923)	$4,842
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	2,933	2,964
Accretion of purchase accounting adjustments	(101)	(353)
Provision for loan losses	15,300	5,100
Deferred tax benefit	(1,057)	(330)
Amortization of premiums on securities, net	1,390	1,407
Stock-based compensation expense	66	123
Net excess tax benefit from stock-based compensation	(357)	(148)
ESOP compensation expense	50	(66)
Net gain on sale of investment securities	(9)	(20)
Net loss on sale of other real estate owned	4	37
Net write down of other real estate owned	83	130
Write down of assets held for sale	570	—
Net loss (gain) on sale/disposal of premises and equipment	12	(7)
Change in accrued interest receivable	364	109
Change in accrued interest payable	3	(13)
Change in other assets & other liabilities, net	(2,874)	5,194
Net cash provided by operating activities	13,454	18,969

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	28,100	32,205
Proceeds from maturities and calls of securities held-to-maturity	9,431	6,861
Proceeds from sale of securities available-for-sale	6,965	6,803
Proceeds from sale of security held-to-maturity	887	—
Purchases of securities available-for-sale	(39,172)	(35,123)
Proceeds from sale of other investments	57	600
Purchases of other investments	(368)	(448)
Net change in loans	28,616	(1,062)
Purchases of premises and equipment	(1,662)	(2,360)
Proceeds from sale of premises and equipment	249	40
Proceeds from sale of other real estate owned	1,611	1,458
Net cash provided by investing activities	34,714	8,974

Cash flows from financing activities:
Change in deposits	(43,210)	9,240
Change in securities sold under agreements to repurchase	(3,662)	(171)
Borrowings on Federal Home Loan Bank advances	—	25,000
Repayments of Federal Home Loan Bank advances	(35)	(50,033)
Proceeds from exercise of stock options	266	—
Proceeds from issuance of common stock	51,975	—
Stock offering expenses	(622)	—
Payment of dividends on preferred stock	(1,622)	(598)
Payment of dividends on common stock	(2,049)	(2,047)
Net cash provided by (used in) financing activities	1,041	(18,609)

Net increase in cash and cash equivalents	49,209	9,334
Cash and cash equivalents, beginning of period	82,228	89,201
Cash and cash equivalents, end of period	$131,437	$98,535

Supplemental cash flow information:
Interest paid	$2,975	$2,831
Income taxes paid	2,500	1,963
Noncash investing and financing activities:
Transfer of loans to other real estate	910	173
Change in accrued common stock dividends	418	—
Change in accrued preferred stock dividends	—	640
Net change in loan to ESOP	219	(114)

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Notes to Interim Consolidated Financial Statements June 30, 2017 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of June 30, 2017 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2016 Annual Report on Form 10-K.

The results of operations for the six-month period ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

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

ASU 2017-09, Compensation - Stock Compensation (Topic 350): Scope of Modification Accounting was issued in response to diversity in practice when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The amendments require an entity to account for the effects of a modification unless all of the following conditions are met:

•	The fair value (or intrinsic or calculated value if elected) of the modified award is the same as the value of the original award immediately before the original award was modified.

•	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

•	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The effective date of this Update is for fiscal years beginning on or after December 15, 2017. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. Adoption of this Update is not expected to have a material effect on the Company's financial position, results of operations or its financial statement disclosures.

Accounting Changes, Reclassifications and Restatements — Certain items in prior financial statements have been reclassified to conform to the current presentation.

On January 1, 2017, the Company adopted the provisions of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,”. ASU 2016-09 requires that all income tax effects associated with share-based payment awards be reported in earnings as an adjustment to income tax expense. Previously, excess tax benefits associated with share-based payments awards were recorded in additional paid-in-capital when the excess tax benefits were realized. The requirement to report those income tax effects in earnings has been applied to settlements occurring on or after January 1, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a retrospective basis, which resulted in a $148,000 increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying consolidated statements of cash flows for 2016, as compared to the amounts previously reported.

2. Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$24,902	$271	$338	$24,835
GSE mortgage-backed securities	74,948	1,799	7	76,740
Collateralized mortgage obligations: residential	222,076	400	1,804	220,672
Collateralized mortgage obligations: commercial	2,573	—	24	2,549
Mutual funds	2,100	—	23	2,077
Corporate debt securities	20,974	733	—	21,707
	$347,573	$3,203	$2,196	$348,580

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$29,935	$226	$1,020	$29,141
GSE mortgage-backed securities	72,144	1,736	302	73,578
Collateralized mortgage obligations: residential	223,602	206	3,606	220,202
Collateralized mortgage obligations: commercial	3,135	—	53	3,082
Mutual funds	2,100	—	41	2,059
Corporate debt securities	13,500	311	—	13,811
	$344,416	$2,479	$5,022	$341,873

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$36,482	$724	$—	$37,206
GSE mortgage-backed securities	39,817	569	82	40,304
Collateralized mortgage obligations: residential	8,240	—	218	8,022
Collateralized mortgage obligations: commercial	2,923	5	—	2,928
	$87,462	$1,298	$300	$88,460

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$40,515	$309	$39	$40,785
GSE mortgage-backed securities	44,375	426	311	44,490
Collateralized mortgage obligations: residential	8,969	—	323	8,646
Collateralized mortgage obligations: commercial	4,352	—	12	4,340
	$98,211	$735	$685	$98,261

With the exception of one private-label collateralized mortgage obligations (“CMOs”) with a combined balance remaining of $14,000 at June 30, 2017, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The following table presents the amortized cost and fair value of debt securities at June 30, 2017 by contractual maturity (in thousands).   Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$1,139	$1,142
Due after one year through five years	8,265	8,484
Due after five years through ten years	53,450	55,145
Due after ten years	282,619	281,732
	$345,473	$346,503

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$1,235	$1,236
Due after one year through five years	5,633	5,699
Due after five years through ten years	42,646	43,368
Due after ten years	37,948	38,157
	$87,462	$88,460

Details concerning investment securities with unrealized losses are as follows (in thousands):

	June 30, 2017
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$12,843	$338	$—	$—	$12,843	$338
GSE mortgage-backed securities	6,440	7	—	—	6,440	7
Collateralized mortgage obligations: residential	142,077	1,380	20,155	424	162,232	1,804
Collateralized mortgage obligations: commercial	—	—	2,549	24	2,549	24
Mutual funds	2,077	23	—	—	2,077	23
	$163,437	$1,748	$22,704	$448	$186,141	$2,196

	December 31, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$13,402	$1,020	$—	$—	$13,402	$1,020
GSE mortgage-backed securities	29,119	302	—	—	29,119	302
Collateralized mortgage obligations: residential	187,235	3,099	14,194	507	201,429	3,606
Collateralized mortgage obligations: commercial	961	4	2,121	49	3,082	53
Mutual funds	2,059	41	—	—	2,059	41
	$232,776	$4,466	$16,315	$556	$249,091	$5,022

	June 30, 2017
	Securities with losses under 12 months		Securities with losses over 12 months			Total
	Fair Value	Gross Unrealized Loss	Fair Value		Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
GSE mortgage-backed securities	$5,488	$82	$—		$—	$5,488	$82
Collateralized mortgage obligations: residential	—	—	8,022	—	218	8,022	218
	$5,488	$82	$8,022		$218	$13,510	$300

	December 31, 2016
	Securities with losses under 12 months		Securities with losses over 12 months			Total
	Fair Value	Gross Unrealized Loss	Fair Value		Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$8,054	$39	$—		$—	$8,054	$39
GSE mortgage-backed securities	19,408	311	—		—	19,408	311
Collateralized mortgage obligations: residential	—	—	8,645		323	8,645	323
Collateralized mortgage obligations: commercial	4,340	12	—		—	4,340	12
	$31,802	$362	$8,645		$323	$40,447	$685

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

As of June 30, 2017, 49 securities had unrealized losses totaling 1.22% of the individual securities’ amortized cost basis and 0.57% of the Company’s total amortized cost basis.  Of the 49 securities, 10 had been in an unrealized loss position for over twelve months at June 30, 2017.  These 10 securities had an amortized cost basis and unrealized loss of $31.4 million and $666,000, respectively.  The unrealized losses on debt securities at June 30, 2017 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At June 30, 2017, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended June 30, 2017.

During the six months ended June 30, 2017, the Company sold 10 securities classified as available-for-sale and 1 security classified as held-to-maturity. Of the available-for-sale securities, 7 securities were sold with gains totaling $111,000 and 3 securities were sold at a loss of $109,000 for a net gain of $2,000.  The decision to sell the 1 held-to-maturity security, which was sold at a gain of $7,000, was based on the pre-refunding of the bond which would accelerate the maturity of the bond by 15 years with an anticipated call date within six months. During the six months ended June 30, 2016, the Company sold 2 securities classified as available-for-sale at a gross gain of $20,000.

Securities with an aggregate carrying value of approximately $294.5 million and $293.4 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Commercial, financial and agricultural	$451,767	$459,574
Real estate – construction	98,695	100,959
Real estate – commercial	461,064	481,155
Real estate – residential	156,394	157,872
Installment loans to individuals	70,031	82,660
Lease financing receivable	866	1,095
Other	1,436	767
	1,240,253	1,284,082
Less allowance for loan losses	(24,674)	(24,372)
	$1,215,579	$1,259,710

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At June 30, 2017, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $208.8 million, or 16.8% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At June 30, 2017, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $531.7 million, 51% of which are secured by owner-occupied commercial properties.  Of the $531.7 million in loans secured by commercial real estate, $19.6 million, or 3.7%, were on nonaccrual status at June 30, 2017.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the six months ended June 30, 2017 and 2016 is as follows (in thousands):

	June 30, 2017
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$16,057	$585	$5,384	$940	$1,395	$5	$6	$24,372
Charge-offs	(11,319)	(1)	(3,448)	(198)	(599)	—	—	(15,565)
Recoveries	290	—	33	96	148	—	—	567
Provision	13,272	623	1,845	(438)	(1)	(2)	1	15,300
Ending balance	$18,300	$1,207	$3,814	$400	$943	$3	$7	$24,674
Ending balance: individually evaluated for impairment	$3,092	$9	$1,120	$28	$103	$—	$—	$4,352
Ending balance: collectively evaluated for impairment	$15,208	$1,198	$2,694	$372	$840	$3	$7	$20,322

Loans:
Ending balance	$451,767	$98,695	$461,064	$156,394	$70,031	$866	$1,436	$1,240,253
Ending balance: individually evaluated for impairment	$35,276	$25	$19,526	$1,325	$311	$—	$—	$56,463
Ending balance: collectively evaluated for impairment	$416,491	$98,670	$441,108	$155,003	$69,720	$866	$1,436	$1,183,294
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$430	$66	$—	$—	$—	$496

	June 30, 2016
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$11,268	$819	$4,614	$816	$1,468	$14	$12	$19,011
Charge-offs	(2,373)	—	(12)	(23)	(611)	—	—	(3,019)
Recoveries	120	—	84	4	78	—	—	286
Provision	5,013	(405)	162	(134)	464	(3)	3	5,100
Ending balance	$14,028	$414	$4,848	$663	$1,399	$11	$15	$21,378
Ending balance: individually evaluated for impairment	$1,027	$—	$2,260	$251	$265	$—	$—	$3,803
Ending balance: collectively evaluated for impairment	$13,001	$414	$2,588	$412	$1,134	$11	$15	$17,575

Loans:
Ending balance	$456,264	$96,331	$463,142	$148,379	$94,522	$1,641	$2,110	$1,262,389
Ending balance: individually evaluated for impairment	$29,688	$34	$27,292	$2,322	$471	$—	$—	$59,807
Ending balance: collectively evaluated for impairment	$426,576	$96,297	$435,255	$145,981	$94,051	$1,641	$2,110	$1,201,911
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$595	$76	$—	$—	$—	$671

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$10,058	$191	$19,862	$30,111	$421,656	$451,767	$165
Real estate - construction	2,981	—	25	3,006	95,689	98,695	—
Real estate - commercial	2,985	4,164	7,516	14,665	446,399	461,064	—
Real estate - residential	694	157	1,095	1,946	154,448	156,394	—
Installment loans to individuals	381	160	309	850	69,181	70,031	—
Lease financing receivable	—	—	—	—	866	866	—
Other loans	56	6	—	62	1,374	1,436	—
	$17,155	$4,678	$28,807	$50,640	$1,189,613	$1,240,253	$165

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,297	$902	$31,425	$34,624	$424,950	$459,574	$96
Real estate - construction	2,613	399	9	3,021	97,938	100,959	—
Real estate - commercial	5,159	1,931	25,408	32,498	448,657	481,155	140
Real estate - residential	1,956	207	1,553	3,716	154,156	157,872	16
Installment loans to individuals	756	36	538	1,330	81,330	82,660	16
Lease financing receivable	—	—	—	—	1,095	1,095	—
Other loans	89	5	—	94	673	767	—
	$12,870	$3,480	$58,933	$75,283	$1,208,799	$1,284,082	$268

Non-accrual loans are as follows (in thousands):

	June 30, 2017	December 31, 2016
Commercial, financial, and agricultural	$33,623	$31,461
Real estate - construction	25	9
Real estate - commercial	19,525	28,688
Real estate - residential	1,326	1,881
Installment loans to individuals	311	541
Lease financing receivable	—	—
Other	—	—
	$54,810	$62,580

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $1.7 million and $757,000 for the six months ended June 30, 2017 and 2016, respectively.  Interest actually received on non-accrual loans subsequent to their transfer to non-accrual status totaled $195,000 and $59,000 for the six months ended June 30, 2017 and 2016, respectively.

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

 Loans that are individually evaluated for impairment are as follows (in thousands):

	June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$28,940	$32,239	$—	$22,020	$155
Real estate - construction	—	—	—	5	—
Real estate - commercial	6,407	6,407	—	9,558	75
Real estate - residential	801	801	—	852	1
Installment loans to individuals	—	—	—	37	—
Subtotal:	36,148	39,447	—	32,472	231
With an allowance recorded:
Commercial, financial, and agricultural	6,336	6,420	3,092	11,354	54
Real estate - construction	25	25	9	13	—
Real estate - commercial	13,119	15,567	1,120	14,549	132
Real estate - residential	524	524	28	724	1
Installment loans to individuals	311	341	103	389	1
Subtotal:	20,315	22,877	4,352	27,029	188
Totals:
Commercial	54,802	60,633	4,212	57,481	416
Construction	25	25	9	18	—
Residential	1,325	1,325	28	1,576	2
Consumer	311	341	103	426	1
Grand total:	$56,463	$62,324	$4,352	$59,501	$419

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$15,101	$15,428	$—	$18,815	$191
Real estate - construction	9	9	—	23	—
Real estate - commercial	12,710	12,710	—	9,297	64
Real estate - residential	903	903	—	1,134	—
Installment loans to individuals	73	87	—	54	1
Subtotal:	28,796	29,137	—	29,323	256
With an allowance recorded:
Commercial, financial, and agricultural	16,372	16,470	4,369	10,781	42
Real estate - commercial	15,979	15,979	2,216	14,992	28
Real estate - residential	923	923	260	730	—
Installment loans to individuals	468	478	308	419	11
Subtotal:	33,742	33,850	7,153	26,922	81
Totals:
Commercial	60,162	60,587	6,585	53,885	325
Construction	9	9	—	23	—
Residential	1,826	1,826	260	1,864	—
Consumer	541	565	308	473	12
Grand total:	$62,538	$62,987	$7,153	$56,245	$337

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

The following tables present the classes of loans by risk rating (in thousands):

	June 30, 2017
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$343,330	$409,145	$752,475	82.43%
Special mention		13,330	3,336	16,666	1.82%
Substandard		94,235	48,583	142,818	15.65%
Doubtful		872	—	872	0.10%
		$451,767	$461,064	$912,831	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$95,865	97.13%
Special mention				2,589	2.62%
Substandard				241	0.25%
				$98,695	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$152,236	97.34%
Special mention				1,364	0.87%
Substandard				2,794	1.79%
				$156,394	100.00%

Consumer and Other Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$69,720	$866	$1,436	$72,022	99.57%
Nonperforming	311	—	—	311	0.43%
	$70,031	$866	$1,436	$72,333	100.00%

	December 31, 2016
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$346,246	$420,970	$767,216	81.56%
Special mention		22,611	23,085	45,696	4.86%
Substandard		90,300	37,100	127,400	13.54%
Doubtful		417	—	417	0.04%
		$459,574	$481,155	$940,729	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$100,775	99.82%
Special mention				—	—%
Substandard				184	0.18%
				$100,959	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$153,403	97.17%
Special mention				1,181	0.75%
Substandard				3,288	2.08%
				$157,872	100.00%

Consumer and Other Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$82,103	$1,095	$767	$83,965	99.34%
Nonperforming	557	—	—	557	0.66%
	$82,660	$1,095	$767	$84,522	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

Information about the Company’s TDRs is as follows (in thousands):

	June 30, 2017
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$1,653	$—	$14,531	$16,184
Real estate – commercial	—	—	808	808
	$1,653	$—	$15,339	$16,992

	December 31, 2016
	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Commercial, financial and agricultural	$12	$—	$24,331	$24,343
Real estate – commercial	—	140	808	948
	$12	$140	$25,139	$25,291

During the three months ended June 30, 2017, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the three months ended June 30, 2016, there were no loans identified as a TDR, and there were no defaults on any loans that were modified as TDRs during the preceding twelve months.  During the six months ended June 30, 2017, there was one loan relationship with a pre-modification balance of $2.0 million identified as a TDR after a reduction in payments. There were no defaults on any loans that were modified as TDRs during the preceding twelve months. During the six months ended June 30, 2016, there was one loan relationship with a pre-modification balance of $5.5 million identified as a TDR after conversion of the loans to interest only for a limited amount of time. This one TDR subsequently defaulted on the modified terms and totaled $5.5 million at June 30, 2016.  For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of June 30, 2017, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Intangibles

A summary of core deposit intangible assets as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017	December 31, 2016
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(7,606)	(7,053)
Net carrying amount	$4,068	$4,621

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

No ineffectiveness related to the interest rate swaps designated as cash flow hedges was recognized in the consolidated statements of income for the six months ended June 30, 2017. The accumulated net after-tax income related to the effective cash flow hedge included in accumulated other comprehensive income is reflected in Note 6 - Other Comprehensive Income.

The following table discloses the notional amounts and fair value of derivative instruments in the Company's balance sheet as of June 30, 2017 and December 31, 2016 (in thousands):

		Notional Amounts		Fair Value
	Type of Hedge	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps included in other assets	Cash Flow	$27,500	$27,500	$865	$989

6. Other Comprehensive Income

The following is a summary of the tax effects allocated to each component of other comprehensive income (in thousands):

	Three Months Ended June 30,
	2017			2016
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income:
Securities available-for-sale:
Change in unrealized gains during period	$2,739	$(959)	$1,780	$2,060	$(721)	$1,339
Reclassification adjustment for gains included in net income	(3)	1	(2)	(20)	7	(13)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	(136)	48	(88)	—	—	—
Total other comprehensive income	$2,600	$(910)	$1,690	$2,040	$(714)	$1,326

	Six Months Ended June 30,
	2017			2016
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income:
Securities available-for-sale:
Change in unrealized gains during period	$3,559	$(1,246)	$2,313	$4,862	$(1,701)	$3,161
Reclassification adjustment for gains included in net income	(9)	3	(6)	(20)	7	(13)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	(123)	43	(80)	—	—	—
Total other comprehensive income	$3,427	$(1,200)	$2,227	$4,842	$(1,694)	$3,148

The reclassifications out of accumulated other comprehensive income into net income are presented below (in thousands):

	Three Months Ended June 30,
	2017		2016
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(3)	Gain on sale of securities, net	$(20)	Gain on sale of securities, net
	1	Tax expense	7	Tax expense
	$(2)	Net of tax	$(13)	Net of tax

	Six Months Ended June 30,
	2017		2016
Details about Accumulated Other Comprehensive Income Components	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(9)	Gain on sale of securities, net	$(20)	Gain on sale of securities, net
	3	Tax expense	7	Tax expense
	$(6)	Net of tax	$(13)	Net of tax

7. Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings available to common shareholders	$(6,225)	$1,682	$(4,545)	$3,604
Dividends on Series C preferred stock	—	—	—	—
Adjusted net earnings available to common shareholders	$(6,225)	$1,682	$(4,545)	$3,604
Weighted average number of common shares outstanding used in computation of basic earnings per common share	12,227	11,255	11,749	11,258
Effect of dilutive securities:
Stock options	10	—	13	—
Restricted stock	—	—	—	—
Convertible preferred stock and warrants	—	—	—	—
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	12,237	11,255	11,762	11,258

On June 13, 2017, the Company completed the sale of 4,583,334 shares of its common stock, which shares are included in the share count above. After deducting the underwriting discount and costs associated with the capital raise, the offering resulted in net proceeds of $51.4 million.

Following is a summary of the securities that were excluded from the computation of diluted earnings per share because the effects of the shares were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	84	319	84	324
Restricted stock	—	11	—	11
Shares subject to the outstanding warrant issued in connection with the CPP transaction	104	104	104	104
Convertible preferred stock	505	507	505	507

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

Assets Held For Sale—Assets held for sale are carried at the lower of carrying value or fair value. Fair value is based upon appraised values.

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at June 30, 2017
Description	June 30, 2017	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$24,835	$—	$24,835	$—
GSE mortgage-backed securities	76,740	—	76,740	—
Collateralized mortgage obligations: residential	220,672	—	220,672	—
Collateralized mortgage obligations: commercial	2,549	—	2,549	—
Mutual funds	2,077	2,077	—	—
Corporate debt securities	21,707	—	21,707	—
Total available-for-sale securities	$348,580	$2,077	$346,503	$—

Derivative assets	$865	$—	$865	$—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2016
Description	December 31, 2016	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$29,141	$—	$29,141	$—
GSE mortgage-backed securities	73,578	—	73,578	—
Collateralized mortgage obligations: residential	220,202	—	220,202	—
Collateralized mortgage obligations: commercial	3,082	—	3,082	—
Mutual funds	2,059	2,059	—	—
Corporate debt securities	13,811	—	13,811	—
Total available-for-sale securities	$341,873	$2,059	$339,814	$—

Derivative assets	$989	$—	$989	$—

The Company records impaired loans at fair value, measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are considered level 3 assets when measured using appraisals from third parties, discounted for selling costs and other collateral-based discounts. Other real estate properties are considered level 3 assets when measured using appraisals from third parties, discounted for selling costs, information from comparable sales and marketability of the property. Assets held for sale are considered level 2 assets when measured using appraisals from third parties. The following tables present the Company's financial assets that are measured at fair values on a nonrecurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at June 30, 2017
Description	June 30, 2017	Level 1	Level 2	Level 3
Impaired loans	$23,676	$—	$—	$23,676
Other real estate	1,387	—	—	1,387
Assets held for sale	1,100	—	1,100	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2016
Description	December 31, 2016	Level 1	Level 2	Level 3
Impaired loans	$26,956	$—	$—	$26,956
Other real estate	2,175	—	—	2,175

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Fair Value at
Description	June 30, 2017	Technique	Unobservable Inputs
Impaired loans	$23,676	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	1,387	Third party appraisals	Collateral discounts and estimated costs to sell

	Fair Value at
Description	December 31, 2016	Technique	Unobservable Inputs
Impaired loans	$26,956	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	2,175	Third party appraisals	Collateral discounts and estimated costs to sell

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at June 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at June 30, 2017 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$131,437	$131,437	$—	$—
Securities available-for-sale	348,580	2,077	346,503	—
Securities held-to-maturity	87,462	—	88,460	—
Other investments	11,666	11,666	—	—
Loans, net	1,215,579	—	23,676	1,198,600
Cash surrender value of life insurance policies	14,764	—	14,764	—
Derivative asset	865	—	865	—
Financial liabilities:
Non-interest-bearing deposits	428,419	—	428,419	—
Interest-bearing deposits	1,107,801	—	959,827	146,720
Securities sold under agreements to repurchase	90,799	90,799	—	—
Long-term Federal Home Loan Bank advances	25,211	—	25,408	—
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$82,228	$82,228	$—	$—
Securities available-for-sale	341,873	2,059	339,814	—
Securities held-to-maturity	98,211	—	98,261	—
Other investments	11,355	11,355	—	—
Loans, net	1,259,710	—	26,956	1,236,133
Cash surrender value of life insurance policies	14,335	—	14,335	—
Derivative asset	989	—	989	—
Financial liabilities:
Non-interest-bearing deposits	414,921	—	414,921	—
Interest-bearing deposits	1,164,509	—	1,012,633	150,879
Securities sold under agreements to repurchase	94,461	94,461	—	—
Long-term Federal Home Loan Bank advances	25,424	—	25,808	—
Junior subordinated debentures	22,167	—	22,167	—

9. Subsequent Events

On July 11, 2017, the Company completed the sale of 516,700 shares of common stock, pursuant to the partial exercise of the option to purchase additional shares granted to the underwriter, Sandler O'Neill+Partners, L.P., in connection with the Company's recently completed public offering of 4,583,334 shares at $12.00 per share. The partial exercise of the underwriter's option to purchase additional shares resulted in additional gross proceeds of approximately $6.2 million, bringing the total gross proceeds to approximately $61.2 million and total net proceeds to approximately $57.2 million.

Effective as of July 19, 2017, MidSouth Bank, N.A. (the “Bank”), the banking subsidiary of MidSouth Bancorp, Inc. (the “Company”), and the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary federal regulator, entered into a formal written agreement (the “Agreement”). The Agreement provides, among other things, that the Bank:

•	create a committee to monitor the Bank’s compliance with the Agreement and make quarterly reports to the Board of Directors and the OCC;

•	adopt and implement a three-year strategic plan for the Bank consistent with regulatory guidance and to be reviewed and updated on at least an annual basis by the Board of Directors;

•
protect its interests in its criticized assets (those assets classified as “doubtful,” “substandard,” or “special mention” by internal or external loan review or examination), and adopt and implement a written program designed to eliminate the basis of criticism of criticized assets equal to or exceeding $250,000, which shall be reviewed and, as necessary, revised, on a quarterly basis;

•
may not extend additional credit to any borrower with an aggregate outstanding loan balance of $250,000 that is a criticized asset unless approved and deemed by the Bank's Board of Directors to be necessary to promote the best interests of the Bank and will not compromise the Bank's written program with respect to such loans;

•
develop and implement a written program to improve the Bank's loan portfolio management and provide the Board of Directors with written reports on the Bank's loan portfolio to enhance problem loan identification;

•	review and, as necessary, revise the Bank's loan review program to ensure the timely identification and categorization of problem credits consistent with regulatory guidance;

•	adopt and implement certain enhancements to its policies and procedures relating to its allowance for loan losses (“ALLL”) and the methodology related thereto; and

•	revise its internal audit program to ensure Bank adherence to an independent and comprehensive internal audit program.

The Agreement does not require the Bank to maintain any specific minimum regulatory capital ratios and, accordingly, does not change the Bank’s “well-capitalized” status as of the date hereof. However, in connection with its most recent examination, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8%, and a total risk-based capital to risk-weighted assets ratio of at least 12%.

A consequence of the regulatory issues mentioned above is that the Company no longer meets the requirements to maintain its status as a financial holding company under the Federal Reserve’s guidelines. As such, the Company expects to decertify as a financial holding company and become a bank holding company under the Federal Bank Holding Company Act. The Company has previously engaged in immaterial insurance-related activities through its subsidiary, Peoples General Agency, Inc., that the Company will discontinue.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements.  These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” in this Report and in our 2016 Annual Report on form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the following:

•	changes in interest rates and market prices that could affect the net interest margin, asset valuation, and expense levels;

•
changes in local economic and business conditions in the markets we serve, including, without limitation, changes related to the oil and gas industries that could adversely affect customers and their ability to repay borrowings under agreed upon terms, adversely affect the value of the underlying collateral related to their borrowings, and reduce demand for loans;

•	increases in competitive pressure in the banking and financial services industries;

•	increased competition for deposits and loans which could affect compositions, rates and terms;

•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;

•	our ability to successfully implement and manage our recently announced strategic initiatives;

•	costs and expenses associated with our strategic initiatives and possible changes in the size and components of the expected costs and charges associated with our strategic initiatives;

•	our ability to realize the anticipated benefits and cost savings from our strategic initiatives within the anticipated time frame, if at all;

•
the ability of our strategic initiatives to adequately address the anticipated concerns of the Office of the Comptroller of the Currency (the "OCC") in its current examination of us and the ability of the Company to comply with the terms of the formal agreement with the OCC;

•	credit losses due to loan concentration, particularly our energy lending and legacy commercial real estate portfolios;

•	a deviation in actual experience from the underlying assumptions used to determine and establish our allowance for loan losses (“ALL”), which could result in greater than expected loan losses;

•
the adequacy of the level of our ALL and the amount of loan loss provisions required in future periods including the impact of implementation of the new CECL (current expected credit loss) methodology;

•
future examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, impose conditions on our operations or require us to increase our allowance for loan losses or write-down assets;

•	changes in the availability of funds resulting from reduced liquidity or increased costs;

•
the timing and impact of future acquisitions or divestitures, the success or failure of integrating acquired operations, and the ability to capitalize on growth opportunities upon entering new markets;

•	the ability to acquire, operate, and maintain effective and efficient operating systems;

•	increased asset levels and changes in the composition of assets that would impact capital levels and regulatory capital ratios;

•	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;

•
legislative and regulatory changes, including the impact of regulations under the Dodd-Frank  Wall Street Reform and Consumer Protection Act of 2010 and other changes in banking, securities and tax laws and regulations and their application by our regulators, changes in the scope and cost of FDIC insurance and other coverage;

•
regulations and restrictions resulting from our participation in government-sponsored programs such as the U.S. Treasury’s Small Business Lending Fund, including potential retroactive changes in such programs;

•	changes in accounting principles, policies, and guidelines applicable to financial holding companies and banking;

•	increases in cybersecurity risk, including potential business disruptions or financial losses;

•	acts of war, terrorism, cyber intrusion, weather, or other catastrophic events beyond our control; and

•	the ability to manage the risks involved in the foregoing

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

Results of Operations

For the Three Months Ended June 30, 2017 and 2016

We reported a net loss available to common shareholders of $6.2 million for the three months ended June 30, 2017, compared to net earnings available to common shareholders of $1.7 million for the three months ended June 30, 2016. The loss of $6.2 million, or $0.51 per diluted share, for the second quarter of 2017 was primarily due to increased loan loss provisioning to address credit issues as well as charges related to branch sales/closures and the accrual of severance benefits resulting from the termination of an executive pursuant to an employment agreement. Second quarter 2017 net loss included an after-tax charge of $872,000 for severance and retention accruals, an after-tax charge of $371,000 resulting from the write-down of assets held for sale, and a one-time after-tax charge of $302,000 related to discontinued branch projects. Excluding these non-operating expenses, a loss of $0.38 per diluted share was reported for the second quarter of 2017, compared to diluted earnings per common share of $0.15 for the first quarter of 2017 and for the second quarter of 2016.

Fully taxable-equivalent ("FTE") net interest income was $18.4 million for the second quarter of 2017, a $496,000 increase compared to $17.9 million for the second quarter of 2016. Our annualized net interest margin, on a FTE basis, increased 7 basis points in prior year quarterly comparison, from 4.11% for the second quarter of 2016 to 4.18% for the second quarter of 2017. Excluding the impact of purchase accounting adjustments, the FTE margin also increased 7 basis points, from 4.02% to 4.09% for the three months ended June 30, 2016 and 2017, respectively.

Noninterest income increased $84,000 in quarterly comparison and consisted primarily of a $98,000 increase in ATM/debit card income and a $44,000 increase in mortgage program fee income. The increases were partially offset by a $55,000 decrease in service charges on deposits accounts.

The second quarter of 2017 included non-operating expenses totaling $2.4 million which consisted of $1.3 million of severance and retention accruals, a $570,000 write-down on assets held for sale and a $465,000 one-time charge related to discontinued branch projects. Excluding these non-operating expenses, noninterest expenses increased $187,000 in quarterly comparison and consisted primarily of a $500,000 increase in legal and professional fees and a $189,000 increase in data processing costs, which were partially offset by a $239,000 decrease in occupancy expense and a $166,000 decrease in corporate development. The provision for loan losses increased $10.2 million in quarterly comparison, from $2.3 million for the three months ended June 30, 2016 to $12.5 million for the three months ended June 30, 2017. A $3.2 million income tax benefit was reported for the second quarter of 2017, compared to income tax expense of $1.0 million for the second quarter of 2016.

Dividends on preferred stock totaled $811,000 for the three months ended June 30, 2017 and June 30, 2016. Dividends on the Series B Preferred Stock were $720,000 for the second quarter of 2017, unchanged from $720,000 for the second quarter of 2016. Dividends on the Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation (“PSB”) totaled $91,000 for the three months ended June 30, 2017 and June 30, 2016.

For the Six Months Ended June 30, 2017 and 2016

We reported a net loss available to common shareholders of $4.5 million, or $0.39 per diluted share, for the six months ended June 30, 2017, compared to net earnings available to common shareholders of $3.6 million, or $0.32 per diluted share, for the six months ended June 30, 2016. The first six months of 2017 included non-operating expenses totaling $2.4 million which consisted of $1.3 million of severance and retention accruals, a $570,000 write-down on assets held for sale and a $465,000 one-time charge related to discontinued branch projects. Excluding these non-operating expenses, the operating loss per share for the first six months of 2017 was $0.26.

FTE net interest income was $36.7 million for the six months ended June 30, 2017, a $408,000 increase compared to $36.3 million for the six months ended June 30, 2016. Our annualized net interest margin, on a FTE basis, was 4.18% for the six months ended June 30,

2017, compared to 4.15% for the same period in 2016. Excluding the impact of purchase accounting adjustments, the FTE margin increased 6 basis points, from 4.04% to 4.10% for the six months ended June 30, 2016 and 2017, respectively.

Noninterest income increased $384,000 in year-over-year comparison and consisted primarily of a $192,000 increase in ATM/debit card income, a $78,000 increase in mortgage program fee income and a $56,000 increase in service charges on deposits accounts.

Excluding non-operating expenses of $2.4 million for the second quarter of 2017, noninterest expenses increased $658,000 in year-over-year comparison and consisted primarily of a $627,000 increase in salaries and benefits costs, a $502,000 increase in legal and professional fees and a $352,000 increase in data processing costs, which were partially offset by decreases of $212,000 in occupancy expense, $190,000 in marketing costs, $185,000 in corporate development and $143,000 in ATM/debit card expense. The provision for loan losses increased $10.2 million in year-over-year comparison, from $5.1 million for the six months ended June 30, 2016 to $15.3 million for the six months ended June 30, 2017, primarily due to the high level of charge-offs and additional impairment charges on nonperforming loans in the second quarter of 2017. A $2.6 million income tax benefit was reported for the first six months of 2017, compared to income tax expense of $2.0 million for the first six months of 2016.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.18% and 4.11% for the three months ended June 30, 2017 and 2016, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016, respectively.

FTE net interest income increased $496,000 in prior year quarterly comparison. Interest income on loans increased $159,000 due to an increase in the average yield on loans of 4 basis points. The average balance of loans decreased $1.7 million in prior year quarterly comparison. Purchase accounting adjustments added 10 basis points to the average yield on loans for the second quarter of 2017 and 9 basis points to the average yield on loans for the second quarter of 2016. Excluding the impact of the purchase accounting adjustments, average loan yields increased 3 basis points in prior year quarterly comparison, from 5.22% to 5.25%.

Investment securities totaled $436.0 million, or 22.4% of total assets at June 30, 2017, versus $440.1 million, or 22.6% of total assets at December 31, 2016. The investment portfolio had an effective duration of 3.0 years and a net unrealized gain of $2.0 million at June 30, 2017. Interest income on investment securities increased $405,000 in prior year quarterly comparison. The average volume of investment securities increased $33.7 million in prior year quarterly comparison. The average tax equivalent yield on investment securities increased 17 basis points, from 2.52% to 2.69%.

The average yield on all earning assets increased 9 basis points in prior year quarterly comparison, from 4.43% for the second quarter of 2016 to 4.52% for the second quarter of 2017. Excluding the impact of purchase accounting adjustments, the average yield on total earning assets increased 9 basis points, from 4.36% to 4.45% for the three-month periods ended June 30, 2016 and 2017, respectively.

Interest expense increased $115,000 in prior year quarterly comparison. Increases in interest expense included a $70,000 increase in interest expense on deposits and a $42,000 increase in interest expense on variable rate junior subordinated debentures. Excluding purchase accounting adjustments on acquired certificates of deposit and FHLB borrowings, the average rate paid on interest-bearing liabilities was 0.51% for the three months ended June 30, 2017 and 0.46% for the three months ended June 30, 2016.

Long-term FHLB advances totaled $25.2 million at June 30, 2017, compared to $25.6 million at June 30, 2016.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from July 2017 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin increased 7 basis points, from 4.11% for the second quarter of 2016 to 4.18% for the second quarter of 2017. Excluding purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin increased 7 basis points, from 4.02% for the second quarter of 2016 to 4.09% for the second quarter of 2017.

In year-to-date comparison, FTE net interest income increased $408,000 primarily due to a $618,000 increase in interest income from investment securities. The average volume of investment securities increased $26.4 million in year-over-year comparison, and the average yield on investment securities increased 13 basis points for the same period. Interest income on loans decreased $85,000 in year-over-year comparison. The average volume of loans increased $9.8 million in year-over-year comparison, and the average yield on loans decreased 4 basis points, from 5.36% to 5.32%. The average yield on earning assets increased 5 basis points in year-over-year comparison, from 4.47% at June 30, 2016 to 4.52% at June 30, 2017. The purchase accounting adjustments added 8 basis points to the average yield on loans for the six months ended June 30, 2017 and 13 basis points for the six months ended June 30, 2016. Net of purchase accounting adjustments, the average yield on earning assets increased 8 basis points, from 4.38% at June 30, 2016 to 4.46% at June 30, 2017.

Interest expense increased $160,000 in year-over-year comparison. Increases in interest expense included a $74,000 increase in interest expense on deposits and an $83,000 increase in interest expense on junior subordinated debentures. These increases were partially offset by a $23,000 decrease in interest expense on short-term FHLB advances. The average rate paid on interest-bearing liabilities was 0.47% for the six months ended June 30, 2017, compared to 0.43% for the six months ended June 30, 2016. Net of purchase accounting adjustments, the average rate paid on interest-bearing liabilities increased 4 basis points, from 0.46% for the six months ended June 30, 2016 to 0.50% for the six months ended June 30, 2017. The FTE net interest margin increased 3 basis points, from 4.15% for the six months ended June 30, 2016 to 4.18% for the six months ended June 30, 2017. Net of purchase accounting adjustments, the FTE net interest margin increased 6 basis points, from 4.04% to 4.10% for the six months ended June 30, 2016 and 2017.

Table 1 Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended June 30,
	2017			2016
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$387,441	$2,416	2.49%	$349,433	$1,940	2.22%
Tax exempt[2]	56,622	570	4.03%	60,972	641	4.21%
Total investment securities	444,063	2,986	2.69%	410,405	2,581	2.52%
Federal funds sold	3,573	9	1.00%	3,655	3	0.32%
Time and interest bearing deposits in other banks	55,331	150	1.07%	76,042	97	0.50%
Other investments	11,493	78	2.71%	11,232	90	3.21%
Total loans[3]	1,254,402	16,731	5.35%	1,256,133	16,572	5.31%
Total earning assets	1,768,862	19,954	4.52%	1,757,467	19,343	4.43%
Allowance for loan losses	(22,819)			(19,910)
Nonearning assets	180,365			183,447
Total assets	$1,926,408			$1,921,004

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,125,482	$973	0.35%	$1,176,387	$903	0.31%
Securities sold under repurchase agreements	90,807	236	1.04%	85,479	233	1.10%
Federal funds purchased	—	—	—	2	—	—%
Long-term FHLB advances	25,260	91	1.43%	25,687	91	1.40%
Junior subordinated debentures	22,167	212	3.78%	22,167	170	3.03%
Total interest bearing liabilities	1,263,716	1,512	0.48%	1,309,722	1,397	0.43%
Demand deposits	426,017			386,293
Other liabilities	7,804			7,877
Shareholders’ equity	228,871			217,112
Total liabilities and shareholders’ equity	$1,926,408			$1,921,004

Net interest income and net interest spread		$18,442	4.04%		$17,946	4.00%
Net interest margin			4.18%			4.11%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $196,000 for 2017 and $221,000 for 2016 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $853,000 for 2017 and $967,000 for 2016. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Consolidated Average Balances, Interest and Rates (in thousands)
	Six Months Ended June 30,
	2017			2016
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$384,788	$4,743	2.47%	$354,028	$3,976	2.25%
Tax exempt[2]	58,609	1,191	4.06%	62,971	1,340	4.26%
Total investment securities	443,397	5,934	2.68%	416,999	5,316	2.55%
Federal funds sold	3,572	15	0.84%	3,749	8	0.42%
Time and interest bearing deposits in other banks	48,595	235	0.96%	75,157	191	0.50%
Other investments	11,424	162	2.84%	11,210	178	3.18%
Total loans[3]	1,264,253	33,353	5.32%	1,254,438	33,438	5.36%
Total earning assets	1,771,241	39,699	4.52%	1,761,553	39,131	4.47%
Allowance for loan losses	(23,416)			(19,704)
Nonearning assets	181,628			184,605
Total assets	$1,929,453			$1,926,454

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,140,361	$1,908	0.34%	$1,178,484	$1,810	0.31%
Securities sold under repurchase agreements	91,684	470	1.03%	85,618	466	1.09%
Federal funds purchased	—	—	—	1	—	—%
Short-term FHLB advances	—	—	—	11,401	23	0.40%
Long-term FHLB advances	25,315	179	1.41%	25,740	181	1.39%
Junior subordinated debentures	22,167	420	3.77%	22,167	337	3.01%
Total interest bearing liabilities	1,279,527	2,977	0.47%	1,323,411	2,817	0.43%
Demand deposits	419,933			378,966
Other liabilities	7,574			7,222
Shareholders’ equity	222,419			216,855
Total liabilities and shareholders’ equity	$1,929,453			$1,926,454

Net interest income and net interest spread		$36,722	4.05%		$36,314	4.04%
Net interest margin			4.18%			4.15%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $410,000 for 2017 and $462,000 for 2016 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $1,559,000 for 2017 and $1,901,000 for 2016. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended June 30, 2017 compared to June 30, 2016
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$476	$223	$253
Tax exempt	(71)	(45)	(26)
Federal funds sold	6	—	6
Time and interest bearing deposits in other banks	53	(31)	84
Other investments	(12)	2	(14)
Loans, including fees	159	(23)	182
Total	611	126	485

Interest paid on:
Interest bearing deposits	70	(40)	110
Securities sold under repurchase agreements	3	14	(11)
Long-term FHLB advances	—	(1)	1
Junior subordinated debentures	42	—	42
Total	115	(27)	142
Taxable-equivalent net interest income	$496	$153	$343
Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Six Months Ended June 30, 2017 compared to June 30, 2016
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$767	$351	$416
Tax exempt	(149)	(95)	(54)
Federal funds sold	7	(2)	9
Time and interest bearing deposits in other banks	44	(205)	249
Other investments	(16)	3	(19)
Loans, including fees	(85)	(156)	71
Total	568	(104)	672

Interest paid on:
Interest bearing deposits	98	(216)	314
Securities sold under repurchase agreements	5	(1)	6
Short-term FHLB advances	(23)	(23)	—
Long-term FHLB advances	(2)	(11)	9
Junior subordinated debentures	83	—	83
Total	161	(251)	412
Taxable-equivalent net interest income	$407	$147	$260
Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Total non-interest income was $5.2 million and $10.3 million for the three and six-month periods ended June 30, 2017, compared to $5.1 million and $9.9 million for the same periods in 2016. Our recurring non-interest income includes service charges on deposit accounts, ATM and debit card income, mortgage lending and increase in cash value of life insurance.

Table 5 presents non-interest income for the three and six-month periods ended June 30, 2017 and 2016.

Table 5 Non-Interest Income (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service charges on deposit accounts	$2,396	$2,451	$4,876	$4,820
ATM and debit card income	1,766	1,668	3,469	3,277
Gain on securities, net	3	20	9	20
Mortgage lending	167	123	310	232
Increase in cash value of life insurance	66	74	129	145
Credit card interchange income	297	266	591	522
Credit card merchant fee income	82	76	151	154
Other	446	461	732	713
Total non-interest income	$5,223	$5,139	$10,267	$9,883

Non-interest income increased $84,000 in quarterly comparison, from $5.1 million for the three months ended June 30, 2016 to $5.2 million for the three months ended June 30, 2017 and consisted primarily of a $98,000 increase in ATM/debit card income and a $44,000 increase in mortgage program fee income. The increases were partially offset by a $55,000 decrease in service charges on deposit accounts.

Non-interest income increased $384,000 in year-to-date comparison, from $9.9 million for the six months ended June 30, 2016 to $10.3 million for the six months ended June 30, 2017 and consisted primarily of a $192,000 increase in ATM/debit card income, a $78,000 increase in mortgage program fee income and a $56,000 increase in service charges on deposit accounts.

Non-interest Expense

Total non-interest expense was $19.6 million and $36.8 million for the three and six-month periods ended June 30, 2017, compared to $17.0 million and $33.8 million for the same periods in 2016. Our recurring non-interest expense consists of salaries and employee benefits, occupancy expense, ATM and debit card expense and other operating expenses.

Table 6 presents non-interest expense for the three and six-month periods ended June 30, 2017 and 2016.

Table 6 Non-Interest Expense (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Salaries and employee benefits	$8,110	$8,182	$16,799	$16,172
Occupancy expense	3,428	3,667	7,052	7,264
ATM and debit card	713	792	1,434	1,577
Legal and professional fees	936	436	1,321	819
FDIC premiums	430	420	827	849
Marketing	262	351	542	732
Corporate development	253	419	569	754
Data processing	667	478	1,288	936
Printing and supplies	135	223	318	411
Expenses on ORE, net	92	36	171	230
Amortization of core deposit intangibles	276	276	553	553
Severance and retention accruals	1,341	—	1,341	—
One-time charge related to discontinued branch projects	465	—	465	—
Write-down of assets held for sale	570	—	570	—
Other non-interest expense	1,926	1,761	3,584	3,503
Total non-interest income	$19,604	$17,041	$36,834	$33,800

Non-interest expenses increased $2.6 million in quarterly comparison. The second quarter of 2017 included non-operating expenses totaling $2.4 million which consisted of $1.3 million of severance and retention accruals, a $570,000 write-down on assets held for sale and a $465,000 one-time charge related to discontinued branch projects. Excluding these non-operating expenses, non-interest expense increased $187,000 in quarterly comparison and consisted primarily of a $500,000 increase in legal and professional fees and a $189,000 increase in data processing costs, which were partially offset by a $239,000 decrease in occupancy expense and a $166,000 decrease in corporate development. Excluding non-operating expenses of $2.4 million for the second quarter of 2017, non-interest expenses increased $658,000 in year-over-year comparison and consisted primarily of a $627,000 increase in salaries and benefits costs, a $502,000 increase in legal and professional fees and a $352,000 increase in data processing costs, which were partially offset by decreases of $212,000 in occupancy expense, $190,000 in marketing costs, $185,000 in corporate development and $143,000 in ATM/debit card expense.

Operating salaries and employee benefits costs increased $627,000 in year-to-date comparison and included a $351,000 increase in salary costs and a $185,000 increase in group health costs. The $351,000 increase in salary costs included a $201,000 increase in salary costs and $131,000 in bonuses paid, including $91,000 in sign-on bonuses related to hiring new talent for the Company.

The increase in legal and professional fees in prior year quarterly comparison and year-to-date comparison is primarily due to legal costs related to management transition issues and increased outsourcing expenses to enhance risk management.

ATM and debit card expense decreased $143,000 in year-to-date comparison and was primarily driven by a $171,000 decrease in losses on ATM/debit card processing.

A reclass of certain hosted services subscriptions from corporate development into data processing at the beginning of 2017 caused the fluctuations in those two expense categories for the quarters and years-to-date ended June 30, 2017 and June 30, 2016.

Analysis of Balance Sheet

Consolidated assets remained constant at $1.9 billion at June 30, 2017 and December 31, 2016.  Deposits decreased $43.2 million from year-end 2016.  The decrease in deposits is primarily attributable to a $27.0 million decrease in a lawsuit settlement account as claims have been paid out since year-end 2016. Our stable core deposit base, which excludes time deposits, totaled $1.4 billion at June 30, 2017 and December 31, 2016 and accounted for 90.3% of deposits compared to 90.0% of deposits, respectively.

Securities available-for-sale totaled $348.6 million at June 30, 2017, an increase of $6.7 million from December 31, 2016.  Securities held-to-maturity decreased $10.7 million, from $98.2 million at December 31, 2016 to $87.5 million at June 30, 2017.  The investment securities portfolio had an effective duration of 3.0 years and a net unrealized gain of $2.0 million at June 30, 2017.

Total loans decreased $43.8 million during the six months ended June 30, 2017 as a result of our accelerated efforts to address nonperforming loans, which resulted in the high level of charge-offs and pay-offs during the quarter.

Table 7 Composition of Loans (in thousands)
	June 30, 2017	December 31, 2016
Commercial, financial, and agricultural (C&I)	$451,767	$459,574
Real estate – construction	98,695	100,959
Real estate – commercial (CRE)	461,064	481,155
Real estate – residential	156,394	157,872
Installment loans to individuals	70,031	82,660
Lease financing receivable	866	1,095
Other	1,436	767
	$1,240,253	$1,284,082
Less allowance for loan losses	(24,674)	(24,372)
Net loans	$1,215,579	$1,259,710

Our energy-related loan portfolio at June 30, 2017 totaled $208.8 million, or 16.8% of total loans, down from $237.4 million at December 31, 2016.  The majority of MidSouth’s energy lending is focused on oil field service companies.  Of the 355 total relationships in our energy-related loan portfolio, 36 relationships totaling $90.2 million were classified, with $30.3 million on nonaccrual status at June 30, 2017. At June 30, 2017, reserves for potential energy-related loan losses approximated 5.4% of energy loans.

Within the $461.1 million commercial real estate portfolio, $431.4 million is secured by commercial property, $19.4 million is secured by multi-family property, and $10.2 million is secured by farmland.  Of the $431.4 million secured by commercial property, $273.5 million, or 63.4%, is owner-occupied.  Of the $156.4 million residential real estate portfolio, 79.8% represented loans secured by first liens.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended June 30, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is available through four sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, borrowing lines with correspondent banks and brokered deposits. Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $34.2 million in projected cash flows from securities repayments for the remainder of 2017 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of June 30, 2017, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $25.2 million at June 30, 2017 and are fixed rate advances with rates ranging from 1.99% to 5.06% and have a range of maturities from July 2017 to January 2019.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $232.9 million at June 30, 2017.  The Bank has the ability to post additional collateral of approximately $139.4 million if necessary to meet liquidity needs.  Additionally, $171.5 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the $32.0 million of Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 9.0% for the three month period ended June 30, 2017.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  As of June 30, 2017, there were 90,915 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $91,000 for the three months ended June 30, 2017.

On June 13, 2017, the Company completed the sale of 4,583,334 shares of its common stock pursuant to an underwritten public offering, and on July 11, 2017, the Company completed the sale of an additional 516,700 shares of common stock, pursuant to the partial exercise of the option to purchase additional shares granted to the underwriter. After deducting the underwriting discount and costs associated with the capital raise, the offering resulted in net proceeds of $57.2 million. The Company, subject to regulatory approval, intends to use $32.0 million of the net proceeds to redeem all of the outstanding Series B Preferred Stock issued to the U.S. Treasury as a result of its participation in the SBLF and have commenced discussions with our regulators to obtain approval to do so. The Company intends to use the remaining portion of the net proceeds to enhance its capital structure, to fund future organic growth, for working capital, and other general corporate purposes.

Dividends from the Bank totaling $4.0 million provided additional liquidity prior to the capital raise for the Company during the six months ended June 30, 2017.  Due to the $5.4 million loss reported for the second quarter of 2017, we currently do not have the ability to approve dividends from the Bank to the Company without prior approval from the OCC.  As of June 30, 2017, the Company had $58.2 million of cash to fund general corporate obligations. The Company renewed a $75.0 million Universal Shelf Registration during the third quarter of 2015 and has $13.8 million remaining after completion of its recent capital raise and overallotment issuance.

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

At June 30, 2017, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio (total risk-based capital to risk-weighted assets) of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  However, in connection with its most recent examination, effective July 19, 2017, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 leverage ratio of at least 8%, and a total risk-based capital ratio of at least 12%. As of June 30, 2017, the Company’s Tier 1 leverage ratio was 12.66%, Tier 1 capital to risk-weighted assets was 16.48%, total capital to risk-weighted assets was 17.73% and common equity Tier 1 capital to risk-weighted assets was 12.15%.  The Bank had a Tier 1 leverage capital ratio of 9.66% and a total risk-based capital ratio of 13.84% at June 30, 2017.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At June 30, 2017, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy-related) industry, including related service and manufacturing industries, totaled approximately $208.8 million, or 16.8% of total loans.  Of the 355 credit relationships in the energy-related loan portfolio, 36 relationships totaling $90.2 million were classified with $30.3 million on nonaccrual status at June 30, 2017.

Additionally, we monitor our exposure to CRE loans.  At June 30, 2017, CRE loans (including commercial construction and multifamily loans) totaled approximately $531.7 million, 51% of which are secured by owner-occupied commercial properties.  Our non-owner occupied CRE loans as a percentage of our risk-based capital totaled 101% at June 30, 2017. A total of $19.5 million, or 3.7%, were on nonaccrual status at June 30, 2017.  Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 8 summarizes the Company's nonperforming assets for the quarters ending June 30, 2017 and 2016, and December 31, 2016.

Table 8 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	June 30, 2017	December 31, 2016	June 30, 2016
Nonaccrual loans	$54,810	$62,580	$59,865
Loans past due 90 days and over and still accruing	165	268	56
Total nonperforming loans	54,975	62,848	59,921
Other real estate	1,387	2,175	2,735
Other foreclosed assets	36	16	263
Total nonperforming assets	$56,398	$65,039	$62,919

Troubled debt restructurings, accruing	$1,653	$152	$154

Nonperforming assets to total assets	2.90%	3.35%	3.27%
Nonperforming assets to total loans + ORE + other assets repossessed	4.54%	5.06%	4.97%
ALL to nonperforming loans	44.88%	38.78%	35.68%
ALL to total loans	1.99%	1.90%	1.69%

QTD charge-offs	$12,659	$1,835	$1,425
QTD recoveries	255	339	156
QTD net charge-offs	$12,404	$1,496	$1,269
Annualized net charge-offs to total loans	4.01%	0.46%	0.40%

Nonperforming assets totaled $56.4 million at June 30, 2017, a decrease of $8.6 million from the $65.0 million reported at year-end 2016 and a decrease of $6.5 million from the $62.9 million reported at June 30, 2016.  The decrease is primarily attributable to the payoffs/paydowns of $26.8 million of non-accrual loans and the charge-off of $10.4 million of non-accrual loans, which included the charge-offs of $6.9 million of collateral-dependent loans that were on non-accrual at December 31, 2016. These decreases were partially offset by $29.5 million of loans placed on non-accrual during the quarter. The decrease in non-performing assets reflects our previously announced transition plans that include a more aggressive approach to addressing asset quality.

Allowance coverage for nonperforming loans was 44.88% at June 30, 2017 compared to 38.78% at December 31, 2016 and 35.68% at June 30, 2016.  The ALL/total loans ratio increased to 1.99% at June 30, 2017, compared to 1.90% at year-end 2016 and 1.69% at June 30, 2016.  Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 2.11% of loans at June 30, 2017.  The ratio of annualized net charge-offs to total loans increased to 4.01% for the three months ended June 30, 2017, compared to 0.46% for the three months ended December 31, 2016, and 0.40% for the three months ended June 30, 2016.

Total nonperforming assets to total loans plus ORE and other assets repossessed decreased to 4.54% at June 30, 2017 from 5.06% at December 31, 2016 and 4.97% at June 30, 2016.  Performing troubled debt restructurings (“TDRs”) totaled $1.7 million at June 30, 2017, compared to $152,000 at December 31, 2016 and $154,000 at June 30, 2016.  Classified assets, including ORE, were $148.8 million at June 30, 2017 compared to $148.4 million at March 31, 2017. Downgrades to classified assets totaling $39.5 million during the quarter were partially offset by the payoff/paydowns of $29.3 million of classified relationships during the second quarter as well as charge-offs of $9.6 million of loans rated as classified at March 31, 2017. Additional information regarding impaired loans is included in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $24.7 million in the ALL as of June 30, 2017 is sufficient to cover probable losses in the loan portfolio.

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

Table 9 Reconciliation of Non-GAAP Financial Measures (in thousands except per share data)
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Core Net Interest Margin

Net interest income (FTE)		$18,442	$17,946	$36,721	$36,314
Less purchase accounting adjustments		(380)	(341)	(654)	(906)
Core net interest income, net of purchase accounting adjustments	A	$18,062	$17,605	$36,067	$35,408

Total average earning assets		$1,768,862	$1,757,467	$1,771,241	$1,761,553
Add average balance of loan valuation discount		1,720	2,931	1,841	3,127
Average earnings assets, excluding loan valuation discount	B	$1,770,582	$1,760,398	$1,773,082	$1,764,680

Core net interest margin	A/B	4.09%	4.02%	4.10%	4.04%

Diluted Earnings Per Share, Operating

Diluted earnings (loss) per share		$(0.51)	$0.15	$(0.39)	$0.32
Effect of severance and retention accruals		0.08	—	0.08	—
Effect of one-time charge related to discontinued branch projects		0.02	—	0.02	—
Effect of write-down of assets held for sale		0.03	—	0.03	—
Diluted earnings (loss) per share, operating		$(0.38)	$0.15	$(0.26)	$0.32

Operating Earnings Available to Common Shareholders

Net earnings (loss) available to common shareholders		$(6,225)	$1,680	$(4,545)	$3,604
Severance and retention accruals, after-tax		872	—	872	—
One-time charge related to discontinued branch projects, after-tax		302	—	302	—
Write-down of assets held for sale, after-tax		371	—	371	—
Net gain on sale of securities, after-tax		(2)	(4)	(6)	(13)
Operating earnings available to common shareholders		$(4,682)	$1,676	$(3,006)	$3,591

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

During the second quarter of 2017, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors.

The Bank is in “troubled condition” and has entered into a formal agreement with the OCC, which subjects us to significant restrictions and will require us to designate a significant amount of resources to comply with the agreement.
On June 8, 2017, the Bank was informed by the OCC that the OCC has determined that the Bank is in “troubled condition” for purposes of 12 C.F.R. 5.51, Changes in Directors and Senior Executive Officers, which implements the provisions of Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, 12 U.S.C. 1831i, and, as a result, the Bank is subject to specified restrictions on its operations. The OCC’s determination was based on deficiencies identified in its examination of the Bank, including but not limited to deficiencies in asset quality, credit administration and strategic planning. Based on the troubled condition determination, the Bank is now subject to the following restrictions on its operations:  (1) the Bank must seek approval from the OCC prior to adding or replacing a member of its board of directors, or employing or promoting any existing employee as a senior executive officer, and (2) the Bank may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to “institution-affiliated parties” as defined in the regulations.

On July 19, 2017, the Bank entered into a formal written agreement with the OCC (the “Agreement”) that provides, among other things, that the Bank: (i) create a committee to monitor the Bank’s compliance with the Agreement and make quarterly reports to the Board of Directors and the OCC; (ii) adopt and implement a three-year strategic plan for the Bank consistent with regulatory guidance and to be reviewed and updated on at least an annual basis by the Board of Directors; (iii) protect its interests in its criticized assets (those assets classified as “doubtful,” “substandard,” or “special mention” by internal or external loan review or examination), and adopt and implement a written program designed to eliminate the basis of criticism of criticized assets equal to or exceeding $250,000, which shall be reviewed and, as necessary, revised, on a quarterly basis; (iv) may not extend additional credit to any borrower with an aggregate outstanding loan balance of $250,000 that is a criticized asset unless approved and deemed by the Bank's Board of Directors to be necessary to promote the best interests of the Bank and will not compromise the Bank's written program with respect to such loans; (v) develop and implement a written program to improve the Bank's loan portfolio management and provide the Board of Directors with written reports on the Bank's loan portfolio to enhance problem loan identification; (vi) review and, as necessary, revise the Bank's loan review program to ensure the timely identification and categorization of problem credits consistent with regulatory guidance; (vii) adopt and implement certain enhancements to its policies and procedures relating to its ALLL and the methodology related thereto; and (viii) revise its internal audit program to ensure Bank adherence to an independent and comprehensive internal audit program. The Company may also become subject to formal or informal enforcement actions by the Board of Governors of the Federal Reserve System.

While subject to the Agreement, we expect that our management and Board of Directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. We may also hire third party consultants and advisors to assist us in complying with the Agreement, which could increase our non-interest expense and reduce our earnings.

The Bank has appointed a committee to monitor compliance with the Agreement and is working to promptly address the requirements of the Agreement. There is no guarantee, however, that the Bank will successfully address the OCC’s concerns in the Agreement or that we will be able to comply with it. If we do not comply with the Agreement, we could be subject to civil monetary penalties, further regulatory sanctions and/or other enforcement actions.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended June 30, 2017.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Document Description

1.1
Underwriting Agreement dated as of June 8, 2017, by and among MidSouth Bancorp, Inc., MidSouth Bank N.A. and Sandler O’Neill & Partners, L.P., (filed as Exhibit 1.1 to MidSouth’s Current Report on Form 8-K filed on June 13, 2017 and incorporated herein by reference)

3.1
Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (restated solely for purposes of Item 601(b)(3) of Regulation S-K) (filed as Exhibit 3.1 to MidSouth's Annual Report on Form 10-K filed on March 18, 2013 and incorporated herein by reference).

3.2
Amended and Restated By-laws of MidSouth Bancorp, Inc. effective as of September 26, 2012 (restated solely for purposes of Item 601(b)(3) of Regulation S-K (filed as Exhibit 3.3 to MidSouth’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.1
Change in Control Agreement between MidSouth Bancorp, Inc. and Kade G. Peterson (filed as Exhibit 10.1 to MidSouth’s Current Report on Form 8-K filed on May 31, 2017 and incorporated herein by reference)

10.2	Change in Control Agreement between MidSouth Bancorp, Inc. and Erin DeWitt. (filed as Exhibit 10.2 to MidSouth’s Current Report on Form 8-K filed on May 31, 2017 and incorporated herein by reference)

10.3
Change in Control Agreement between MidSouth Bancorp, Inc. and Lorraine D. Miller (filed as Exhibit 10.3 to MidSouth’s Current Report on Form 8-K filed on May 31, 2017 and incorporated herein by reference)

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*
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

MidSouth Bancorp, Inc. (Registrant)

Date: August 9, 2017
/s/ James R. McLemore
James R. McLemore, President and CEO
(Principal Executive Officer)

/s/ Lorraine D. Miller
Lorraine D. Miller, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)