Form 10-Q
period 2017-09-30
MIDSOUTH BANCORP INC
filed 2017-11-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
YES   ☐   NO   ☒

As of November 9, 2017, there were 16,548,829 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share data)
	September 30, 2017 (unaudited)	December 31, 2016 (audited)
Assets
Cash and due from banks, including required reserves of $6,545 and $6,669, respectively	$32,199	$31,687
Interest-bearing deposits in banks	124,591	47,091
Federal funds sold	6,333	3,450
Securities available-for-sale, at fair value (cost of $325,888 at September 30, 2017 and $344,416 at December 31, 2016)	326,222	341,873
Securities held-to-maturity (fair value of $84,639 at September 30, 2017 and $98,261 at December 31, 2016)	83,739	98,211
Other investments	12,200	11,355
Loans	1,235,969	1,284,082
Allowance for loan losses	(25,053)	(24,372)
Loans, net	1,210,916	1,259,710
Bank premises and equipment, net	64,969	68,954
Accrued interest receivable	7,697	7,576
Goodwill	42,171	42,171
Intangibles	3,792	4,621
Cash surrender value of life insurance	14,834	14,335
Other real estate	1,931	2,175
Assets held for sale	1,100	—
Other assets	14,372	10,131
Total assets	$1,947,066	$1,943,340

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$428,183	$414,921
Interest-bearing	1,127,752	1,164,509
Total deposits	1,555,935	1,579,430
Securities sold under agreements to repurchase	54,875	94,461
Short-term Federal Home Loan Bank advances	12,500	—
Long-term Federal Home Loan Bank advances	25,110	25,424
Junior subordinated debentures	22,167	22,167
Other liabilities	8,836	7,482
Total liabilities	1,679,423	1,728,964
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 89,875 and 91,098 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	8,987	9,110
Common stock, $0.10 par value; 30,000,000 shares authorized, 16,548,829 and 11,362,716 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,655	1,136
Additional paid-in capital	168,322	111,166
Unearned ESOP shares	(967)	(1,233)
Accumulated other comprehensive income (loss)	773	(1,010)
Retained earnings	56,873	63,207
Total shareholders’ equity	267,643	214,376
Total liabilities and shareholders’ equity	$1,947,066	$1,943,340

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited) (in thousands, except share and per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$17,329	$17,087	$50,682	$50,525
Securities and other investments:
Taxable	2,276	1,983	7,019	5,959
Nontaxable	363	416	1,144	1,294
Federal funds sold	13	3	28	11
Time and interest bearing deposits in other banks	305	83	540	274
Other investments	93	95	255	273
Total interest income	20,379	19,667	59,668	58,336

Interest expense:
Deposits	1,094	915	3,002	2,725
Securities sold under agreements to repurchase	149	236	619	702
Other borrowings and payables	111	93	290	297
Junior subordinated debentures	212	170	632	507
Total interest expense	1,566	1,414	4,543	4,231

Net interest income	18,813	18,253	55,125	54,105
Provision for loan losses	4,300	2,900	19,600	8,000
Net interest income after provision for loan losses	14,513	15,353	35,525	46,105

Non-interest income:
Service charges on deposits	2,463	2,584	7,339	7,404
Gain on sale of securities, net	338	—	347	20
ATM and debit card income	1,687	1,620	5,156	4,897
Other charges and fees	998	948	2,911	2,714
Total non-interest income	5,486	5,152	15,753	15,035

Non-interest expenses:
Salaries and employee benefits	7,849	8,034	25,989	24,206
Occupancy expense	3,711	3,635	11,524	10,899
ATM and debit card expense	654	833	2,088	2,410
Data processing	640	527	1,928	1,463
FDIC insurance	448	365	1,275	1,214
Legal and professional fees	1,404	516	2,983	1,335
Other	3,053	3,204	8,806	9,387
Total non-interest expenses	17,759	17,114	54,593	50,914
Income (loss) before income tax expense (benefit)	2,240	3,391	(3,315)	10,226
Income tax expense (benefit)	574	993	(2,058)	2,986

Net earnings (loss)	1,666	2,398	(1,257)	7,240
Dividends on preferred stock	810	811	2,432	2,049
Net earnings (loss) available to common shareholders	$856	$1,587	$(3,689)	$5,191
Earnings (loss) per share:
Basic	$0.05	$0.14	$(0.28)	$0.46
Diluted	$0.05	$0.14	$(0.28)	$0.46
Weighted average number of shares outstanding:
Basic	16,395	11,262	13,314	11,260
Diluted	16,396	11,263	13,318	11,260
Dividends declared per common share	$0.01	$0.09	$0.19	$0.27

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited) (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings (loss)	$1,666	$2,398	$(1,257)	$7,240
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding (losses) gains arising during the year	(335)	(645)	3,224	4,217
Less: reclassification adjustment for gains on sales of securities available-for-sale	(338)	—	(347)	(20)
Net change in unrealized gains (losses) on securities available-for-sale	(673)	(645)	2,877	4,197
Unrealized gain on derivative instruments designated as cash flow hedges:
Unrealized holding (losses) gains on derivatives arising during the period	(7)	55	(130)	55
Less: reclassification adjustment for gains on derivative instruments	(4)	—	(4)	—
Net change in unrealized gain on derivative instruments	(11)	55	(134)	55
Total other comprehensive (loss) income, before tax	(684)	(590)	2,743	4,252
Income tax effect related to items of other comprehensive (loss) income	240	206	(960)	(1,488)
Total other comprehensive (loss) income, net of tax	(444)	(384)	1,783	2,764
Total comprehensive income	$1,222	$2,014	$526	$10,004
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) For the Nine Months Ended September 30, 2017 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance - December 31, 2016	123,098	$41,110	11,362,716	$1,136	$111,166	$(1,233)	$(1,010)	$63,207	$214,376
Net loss	—	—	—	—	—	—	—	(1,257)	(1,257)
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	(2,432)	(2,432)
Dividends on common stock, $0.19 per share	—	—	—	—	—	—	—	(2,645)	(2,645)
Issuance of common stock, net of offering expenses of $683	—	—	5,100,034	510	56,641	—	—	—	57,151
Restricted stock grant	—	—	58,090	6	(6)	—	—	—	—
Conversion of Series C preferred stock to common stock	(1,223)	(123)	6,791	1	122	—	—	—	—
ESOP shares released for allocation	—	—	—	—	50	266	—	—	316
Exercise of stock options	—	—	20,498	2	264	—	—	—	266
Vested restricted stock	—	—	700	—	—	—	—	—	—
Stock option and restricted stock compensation expense	—	—	—	—	85	—	—	—	85
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	1,783	—	1,783
Balance – September 30, 2017	121,875	$40,987	16,548,829	$1,655	$168,322	$(967)	$773	$56,873	$267,643

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) earnings	$(1,257)	$7,240
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	4,345	4,431
Accretion of purchase accounting adjustments	(180)	(569)
Provision for loan losses	19,600	8,000
Deferred tax benefit	(704)	(781)
Amortization of premiums on securities, net	2,128	2,170
Stock-based compensation expense	85	165
Net excess tax benefit from stock-based compensation	379	258
ESOP compensation expense	50	(88)
Net gain on sale of investment securities	(347)	(20)
Net (gain) loss on sale of other real estate owned	(15)	56
Net write down of other real estate owned	83	130
Write down of assets held for sale	570	—
Net loss (gain) on sale/disposal of premises and equipment	648	(6)
Change in accrued interest receivable	(121)	(568)
Change in accrued interest payable	(12)	(42)
Change in other assets & other liabilities, net	(3,236)	1,152
Net cash provided by operating activities	22,016	21,528

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	42,585	47,547
Proceeds from maturities and calls of securities held-to-maturity	12,940	12,629
Proceeds from sale of securities available-for-sale	16,979	6,803
Proceeds from sale of security held-to-maturity	887	—
Purchases of securities available-for-sale	(42,172)	(49,538)
Proceeds from sale of other investments	57	600
Purchases of other investments	(902)	(751)
Net change in loans	28,649	(12,736)
Purchases of premises and equipment	(2,940)	(5,152)
Proceeds from sale of premises and equipment	249	54
Proceeds from sale of other real estate owned	1,728	2,374
Net cash provided by investing activities	58,060	1,830

Cash flows from financing activities:
Change in deposits	(23,495)	34,385
Change in securities sold under agreements to repurchase	(39,586)	9,253
Borrowings on Federal Home Loan Bank advances	25,000	25,000
Repayments of Federal Home Loan Bank advances	(12,546)	(50,050)
Proceeds from exercise of stock options	266	—
Proceeds from issuance of common stock	57,834	—
Stock offering expenses	(683)	—
Payment of dividends on preferred stock	(2,433)	(1,409)
Payment of dividends on common stock	(3,538)	(3,071)
Net cash provided by financing activities	819	14,108

Net increase in cash and cash equivalents	80,895	37,466
Cash and cash equivalents, beginning of period	82,228	89,201
Cash and cash equivalents, end of period	$163,123	$126,667

Supplemental cash flow information:
Interest paid	$4,555	$4,274
Income taxes paid	2,500	2,853
Noncash investing and financing activities:
Transfer of loans to other real estate	1,552	690
Change in accrued common stock dividends	(859)	—
Change in accrued preferred stock dividends	(1)	640
Net change in loan to ESOP	266	(249)

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Notes to Interim Consolidated Financial Statements September 30, 2017 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of September 30, 2017 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2016 Annual Report on Form 10-K.

The results of operations for the nine-month period ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

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

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities was issued to better align a company's financial reporting for hedging activities with the economic objectives of those activities. The effective date of this Update is for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. While the Company continues to assess all potential impacts of the standard, adoption of this Update is not expected to have a material impact on the Company's consolidated financial statements.

Accounting Changes, Reclassifications and Restatements — Certain items in prior financial statements have been reclassified to conform to the current presentation.

On January 1, 2017, the Company adopted the provisions of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 requires that all income tax effects associated with share-based payment awards be reported in earnings as an adjustment to income tax expense. Previously, excess tax benefits associated with share-based payments awards were recorded in additional paid-in-capital when the excess tax benefits were realized. The requirement to report those income tax effects in earnings has been applied to settlements occurring on or after January 1, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a retrospective basis, which resulted in a $258,000 increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying consolidated statements of cash flows for 2016, as compared to the amounts previously reported.

2. Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$23,929	$233	$352	$23,810
GSE mortgage-backed securities	61,578	1,304	22	62,860
Collateralized mortgage obligations: residential	211,808	359	1,958	210,209
Collateralized mortgage obligations: commercial	2,499	—	27	2,472
Mutual funds	2,100	—	21	2,079
Corporate debt securities	23,974	822	4	24,792
	$325,888	$2,718	$2,384	$326,222

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$29,935	$226	$1,020	$29,141
GSE mortgage-backed securities	72,144	1,736	302	73,578
Collateralized mortgage obligations: residential	223,602	206	3,606	220,202
Collateralized mortgage obligations: commercial	3,135	—	53	3,082
Mutual funds	2,100	—	41	2,059
Corporate debt securities	13,500	311	—	13,811
	$344,416	$2,479	$5,022	$341,873

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$36,080	$658	$—	$36,738
GSE mortgage-backed securities	37,729	524	59	38,194
Collateralized mortgage obligations: residential	7,819	—	223	7,596
Collateralized mortgage obligations: commercial	2,111	—	—	2,111
	$83,739	$1,182	$282	$84,639

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$40,515	$309	$39	$40,785
GSE mortgage-backed securities	44,375	426	311	44,490
Collateralized mortgage obligations: residential	8,969	—	323	8,646
Collateralized mortgage obligations: commercial	4,352	—	12	4,340
	$98,211	$735	$685	$98,261

With the exception of one private-label collateralized mortgage obligations (“CMOs”) with a balance remaining of $8,000 at September 30, 2017, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The following table presents the amortized cost and fair value of debt securities at September 30, 2017 by contractual maturity (in thousands).   Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$1,136	$1,139
Due after one year through five years	10,315	10,513
Due after five years through ten years	43,777	45,080
Due after ten years	268,560	267,411
	$323,788	$324,143

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$1,204	$1,206
Due after one year through five years	5,413	5,465
Due after five years through ten years	43,555	44,335
Due after ten years	33,567	33,633
	$83,739	$84,639

Details concerning investment securities with unrealized losses are as follows (in thousands):

	September 30, 2017
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$8,092	$141	$5,324	$211	$13,416	$352
GSE mortgage-backed securities	6,168	22	—	—	6,168	22
Collateralized mortgage obligations: residential	118,195	1,153	45,344	805	163,539	1,958
Collateralized mortgage obligations: commercial	—	—	2,472	27	2,472	27
Mutual funds	2,079	21	—	—	2,079	21
Corporate debt securities	2,995	4	—	—	2,995	4
	$137,529	$1,341	$53,140	$1,043	$190,669	$2,384

	December 31, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$13,402	$1,020	$—	$—	$13,402	$1,020
GSE mortgage-backed securities	29,119	302	—	—	29,119	302
Collateralized mortgage obligations: residential	187,235	3,099	14,194	507	201,429	3,606
Collateralized mortgage obligations: commercial	961	4	2,121	49	3,082	53
Mutual funds	2,059	41	—	—	2,059	41
	$232,776	$4,466	$16,315	$556	$249,091	$5,022

	September 30, 2017
	Securities with losses under 12 months		Securities with losses over 12 months			Total
	Fair Value	Gross Unrealized Loss	Fair Value		Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
GSE mortgage-backed securities	$5,287	$59	$—		$—	$5,287	$59
Collateralized mortgage obligations: residential	—	—	7,596	—	223	7,596	223
	$5,287	$59	$7,596		$223	$12,883	$282

	December 31, 2016
	Securities with losses under 12 months		Securities with losses over 12 months			Total
	Fair Value	Gross Unrealized Loss	Fair Value		Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$8,054	$39	$—		$—	$8,054	$39
GSE mortgage-backed securities	19,408	311	—		—	19,408	311
Collateralized mortgage obligations: residential	—	—	8,645		323	8,645	323
Collateralized mortgage obligations: commercial	4,340	12	—		—	4,340	12
	$31,802	$362	$8,645		$323	$40,447	$685

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

As of September 30, 2017, 51 securities had unrealized losses totaling 1.29% of the individual securities’ amortized cost basis and 0.65% of the Company’s total amortized cost basis.  Of the 51 securities, 18 had been in an unrealized loss position for over twelve months at September 30, 2017.  These 18 securities had an amortized cost basis and unrealized loss of $59.0 million and $1.2 million, respectively.  The unrealized losses on debt securities at September 30, 2017 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At September 30, 2017, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company sold 16 securities classified as available-for-sale and 1 security classified as held-to-maturity. Of the available-for-sale securities, 13 securities were sold with gains totaling $449,000 and 3 securities were sold at a loss of $109,000 for a net gain of $340,000.  The decision to sell the 1 held-to-maturity security, which was sold at a gain of $7,000, was based on the pre-refunding of the bond which would accelerate the maturity of the bond by 15 years with an anticipated call date within six months. During the nine months ended September 30, 2016, the Company sold 2 securities classified as available-for-sale at a gross gain of $20,000.

Securities with an aggregate carrying value of approximately $236.3 million and $293.4 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Commercial, financial and agricultural	$447,482	$459,574
Real estate – construction	90,088	100,959
Real estate – commercial	473,046	481,155
Real estate – residential	155,676	157,872
Installment loans to individuals	63,148	82,660
Lease financing receivable	760	1,095
Other	5,769	767
	1,235,969	1,284,082
Less allowance for loan losses	(25,053)	(24,372)
	$1,210,916	$1,259,710

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At September 30, 2017, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $197.8 million, or 16.0% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At September 30, 2017, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $537.9 million, 56% of which are secured by owner-occupied commercial properties.  Of the $537.9 million in loans secured by commercial real estate, $20.5 million, or 3.8%, were on nonaccrual status at September 30, 2017.

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

The allowance is composed of general reserves and specific reserves.  General reserves are determined by applying loss percentages to segments of the portfolio.  The loss percentages are based on each segment’s historical loss experience, generally over the past three to five years, and adjustment factors derived from conditions in the Company’s internal and external environment.  All loans considered to be impaired are evaluated on an individual basis to determine specific reserve allocations in accordance with GAAP.  Loans for which specific reserves are provided are excluded from the calculation of general reserves.

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

The Company has an internal loan review department that is independent of the lending function to challenge and corroborate the loan grade assigned by the lender and to provide additional analysis in determining the adequacy of the allowance for loan losses. Additionally, the Company utilizes the services of a third party to supplement its loan review efforts.

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	September 30, 2017
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$16,057	$585	$5,384	$940	$1,395	$5	$6	$24,372
Charge-offs	(15,106)	(70)	(3,618)	(293)	(860)	—	—	(19,947)
Recoveries	537	—	158	97	235	—	—	1,027
Provision	17,413	28	2,024	(40)	159	(1)	18	19,601
Ending balance	$18,901	$543	$3,948	$704	$929	$4	$24	$25,053
Ending balance: individually evaluated for impairment	$3,254	$17	$904	$7	$69	$1	$—	$4,252
Ending balance: collectively evaluated for impairment	$15,647	$526	$3,044	$697	$860	$3	$24	$20,801

Loans:
Ending balance	$447,482	$90,088	$473,046	$155,676	$63,148	$760	$5,769	$1,235,969
Ending balance: individually evaluated for impairment	$30,892	$2,416	$18,132	$1,031	$338	$34	$—	$52,843
Ending balance: collectively evaluated for impairment	$416,590	$87,672	$454,488	$154,582	$62,810	$726	$5,769	$1,182,637
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$426	$63	$—	$—	$—	$489

	September 30, 2016
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$11,268	$819	$4,614	$816	$1,468	$14	$12	$19,011
Charge-offs	(2,957)	—	(208)	(24)	(991)	—	—	(4,180)
Recoveries	193	—	115	4	125	—	—	437
Provision	6,747	(478)	1,042	(97)	781	(5)	10	8,000
Ending balance	$15,251	$341	$5,563	$699	$1,383	$9	$22	$23,268
Ending balance: individually evaluated for impairment	$1,105	$—	$2,270	$194	$268	$—	$—	$3,837
Ending balance: collectively evaluated for impairment	$14,146	$341	$3,293	$505	$1,115	$9	$22	$19,431

Loans:
Ending balance	$463,031	$96,365	$464,853	$155,653	$88,537	$1,449	$2,912	$1,272,800
Ending balance: individually evaluated for impairment	$29,887	$10	$28,285	$1,831	$464	$—	$—	$60,477
Ending balance: collectively evaluated for impairment	$433,144	$96,355	$435,985	$153,747	$88,073	$1,449	$2,912	$1,211,665
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$583	$75	$—	$—	$—	$658

Non-Accrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on non-accrual status when, in management’s opinion, the probability of collection of interest is deemed insufficient to warrant further accrual.  For loans placed on non-accrual status, the accrual of interest is discontinued and subsequent payments received are applied to the principal balance.  Interest income is recorded after principal has been satisfied and as payments are received.  Non-accrual loans may be returned to accrual status if all principal and interest amounts contractually owed are reasonably assured of repayment within a reasonable period and there is a period of at least six months to one year of repayment performance by the borrower depending on the contractual payment terms.

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,144	$512	$27,161	$29,817	$417,665	$447,482	$384
Real estate - construction	335	350	2,416	3,101	86,987	90,088	—
Real estate - commercial	1,804	—	9,749	11,553	461,493	473,046	—
Real estate - residential	2,467	28	898	3,393	152,283	155,676	—
Installment loans to individuals	408	173	215	796	62,352	63,148	18
Lease financing receivable	33	—	—	33	727	760	—
Other loans	79	12	—	91	5,678	5,769	—
	$7,270	$1,075	$40,439	$48,784	$1,187,185	$1,235,969	$402

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,297	$902	$31,425	$34,624	$424,950	$459,574	$96
Real estate - construction	2,613	399	9	3,021	97,938	100,959	—
Real estate - commercial	5,159	1,931	25,408	32,498	448,657	481,155	140
Real estate - residential	1,956	207	1,553	3,716	154,156	157,872	16
Installment loans to individuals	756	36	538	1,330	81,330	82,660	16
Lease financing receivable	—	—	—	—	1,095	1,095	—
Other loans	89	5	—	94	673	767	—
	$12,870	$3,480	$58,933	$75,283	$1,208,799	$1,284,082	$268

Non-accrual loans are as follows (in thousands):

	September 30, 2017	December 31, 2016
Commercial, financial, and agricultural	$29,337	$31,461
Real estate - construction	2,416	9
Real estate - commercial	18,132	28,688
Real estate - residential	1,032	1,881
Installment loans to individuals	339	541
Lease financing receivable	33	—
Other	—	—
	$51,289	$62,580

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $2.6 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively.  Interest actually received on non-accrual loans subsequent to their transfer to non-accrual status totaled $201,000 and $128,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

 The following table presents loans that are individually evaluated for impairment (in thousands). Interest income recognized represents interest on accruing loans modified in a TDR.

	September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$19,853	$22,105	$—	$17,477	$61
Real estate - construction	2,366	2,366	—	1,188	—
Real estate - commercial	15,371	17,820	—	14,040	—
Real estate - residential	587	587	—	745	—
Installment loans to individuals	91	91	—	82	—
Finance leases	—	—	—	—	—
Subtotal:	38,268	42,969	—	33,532	61
With an allowance recorded:
Commercial, financial, and agricultural	11,039	12,071	3,254	13,706	1
Real estate - construction	50	120	17	25	—
Real estate - commercial	2,761	2,761	904	9,370	—
Real estate - residential	445	445	7	684	—
Installment loans to individuals	247	278	69	357	—
Finance leases	33	33	1	17	—
Subtotal:	14,575	15,708	4,252	24,159	1
Totals:
Commercial	49,057	54,790	4,159	54,610	62
Construction	2,416	2,486	17	1,213	—
Residential	1,032	1,032	7	1,429	—
Consumer	338	369	69	439	—
Grand total:	$52,843	$58,677	$4,252	$57,691	$62

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$15,101	$15,428	$—	$18,815	$90
Real estate - construction	9	9	—	23	—
Real estate - commercial	12,710	12,710	—	9,297	14
Real estate - residential	903	903	—	1,134	—
Installment loans to individuals	73	87	—	54	—
Subtotal:	28,796	29,137	—	29,323	104
With an allowance recorded:
Commercial, financial, and agricultural	16,372	16,470	4,369	10,781	1
Real estate - commercial	15,979	15,979	2,216	14,992	—
Real estate - residential	923	923	260	730	—
Installment loans to individuals	468	478	308	419	—
Subtotal:	33,742	33,850	7,153	26,922	1
Totals:
Commercial	60,162	60,587	6,585	53,885	105
Construction	9	9	—	23	—
Residential	1,826	1,826	260	1,864	—
Consumer	541	565	308	473	—
Grand total:	$62,538	$62,987	$7,153	$56,245	$105

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

The following tables present the classes of loans by risk rating (in thousands):

	September 30, 2017
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$345,629	$421,071	$766,700	83.29%
Special mention		15,321	8,654	23,975	2.60%
Substandard		86,523	43,321	129,844	14.11%
Doubtful		9	—	9	—%
		$447,482	$473,046	$920,528	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$85,295	94.68%
Special mention				1,834	2.04%
Substandard				2,959	3.28%
				$90,088	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$149,548	96.06%
Special mention				1,839	1.18%
Substandard				4,289	2.76%
				$155,676	100.00%

Consumer and Other Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$62,791	$727	$5,769	$69,287	99.44%
Nonperforming	357	33	—	390	0.56%
	$63,148	$760	$5,769	$69,677	100.00%

	December 31, 2016
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$346,246	$420,970	$767,216	81.56%
Special mention		22,611	23,085	45,696	4.86%
Substandard		90,300	37,100	127,400	13.54%
Doubtful		417	—	417	0.04%
		$459,574	$481,155	$940,729	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$100,775	99.82%
Special mention				—	—%
Substandard				184	0.18%
				$100,959	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$153,403	97.17%
Special mention				1,181	0.75%
Substandard				3,288	2.08%
				$157,872	100.00%

Consumer and Other Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$82,103	$1,095	$767	$83,965	99.34%
Nonperforming	557	—	—	557	0.66%
	$82,660	$1,095	$767	$84,522	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

The following tables present information about TDRs that were modified during the periods presented by portfolio segment:

	Three months ended
	September 30, 2017		September 30, 2016
	Number of loans	Pre-modification recorded investment	Number of loans	Pre-modification recorded investment
Commercial, financial and agricultural	1	$18	—	$—

	Nine months ended
	September 30, 2017		September 30, 2016
	Number of loans	Pre-modification recorded investment	Number of loans	Pre-modification recorded investment
Commercial, financial and agricultural	6	$2,002	2	$3,943
Real estate – commercial	—	—	2	1,572
	6	$2,002	4	$5,515

The following table presents TDRs that had a payment default during the three and nine-month periods ending September 30, 2017 and 2016, and that were modified within the previous 12 months. The Company defines a payment default as any loan that is greater than 30 days past due or was past due greater than 30 days at any point during the reporting period, or since the date of modification, whichever is shorter.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Recorded Investment	Recorded Investment	Recorded Investment	Recorded Investment
Commercial, financial and agricultural	$18	$—	$18	$3,943
Real estate – commercial	—	—	—	1,572
	$18	$—	$18	$5,515

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of September 30, 2017, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Intangibles

A summary of core deposit intangible assets as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30, 2017	December 31, 2016
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(7,882)	(7,053)
Net carrying amount	$3,792	$4,621

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

No ineffectiveness related to the interest rate swaps designated as cash flow hedges was recognized in the consolidated statements of income for the nine months ended September 30, 2017. The accumulated net after-tax income related to the effective cash flow hedge included in accumulated other comprehensive income is reflected in Note 6 - Other Comprehensive Income.

The following table discloses the notional amounts and fair value of derivative instruments in the Company's balance sheet as of September 30, 2017 and December 31, 2016 (in thousands):

		Notional Amounts		Fair Value
	Type of Hedge	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps included in other assets	Cash Flow	$27,500	$27,500	$855	$989

The following tables present the pre-tax effect of hedging derivative instruments on the Company's consolidated statements of operations:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three months ended September 30,			Three months ended September 30,
	2017	2016		2017	2016
Interest rate swaps	(11)	55	Interest Expense	4	—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine months ended September 30,			Nine months ended September 30,
	2017	2016		2017	2016
Interest rate swaps	(134)	55	Interest Expense	4	—

6. Other Comprehensive Income (Loss)

The following is a summary of the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended September 30,
	2017			2016
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gains during period	$(335)	$118	$(217)	$(645)	$225	$(420)
Reclassification adjustment for gains included in net income	(338)	119	(219)	—	—	—
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	(7)	2	(5)	55	(19)	36
Reclassification adjustment for gains included in net income	(4)	1	(3)	(4)	1	(3)
Total other comprehensive income (loss)	$(684)	$240	$(444)	$(594)	$207	$(387)

	Nine Months Ended September 30,
	2017			2016
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income:
Securities available-for-sale:
Change in unrealized gains during period	$3,224	$(1,128)	$2,096	$4,217	$(1,476)	$2,741
Reclassification adjustment for gains included in net income	(347)	121	(226)	(20)	7	(13)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	(130)	46	(84)	55	(19)	36
Reclassification adjustment for gains included in net income	(4)	1	(3)	—	—	—
Total other comprehensive income	$2,743	$(960)	$1,783	$4,252	$(1,488)	$2,764

The reclassifications out of accumulated other comprehensive income (loss) into net income are presented below (in thousands):

Three Months Ended September 30,
	2017		2016
Details about Accumulated Other Comprehensive Income (Loss) Components	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(338)	Gain on sale of securities, net	$—	Gain on sale of securities, net
	119	Tax expense	—	Tax expense
	$(219)	Net of tax	$—	Net of tax

Gains on derivative instruments:
	$(4)	Interest expense	$—	Interest expense
	1	Tax expense	—	Tax expense
	$(3)	Net of tax	$—	Net of tax

	Nine Months Ended September 30,
	2017		2016
Details about Accumulated Other Comprehensive Income (Loss) Components	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$(347)	Gain on sale of securities, net	$(20)	Gain on sale of securities, net
	121	Tax expense	7	Tax expense
	$(226)	Net of tax	$(13)	Net of tax

Gains on derivative instruments:
	$(4)	Interest expense	$—	Interest expense
	1	Tax expense	—	Tax expense
	$(3)	Net of tax	$—	Net of tax

7. Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings available to common shareholders	$856	$1,587	$(3,689)	$5,191
Dividends on Series C preferred stock	—	—	—	—
Adjusted net earnings available to common shareholders	$856	$1,587	$(3,689)	$5,191
Weighted average number of common shares outstanding used in computation of basic earnings per common share	16,395	11,262	13,314	11,260
Effect of dilutive securities:
Stock options	1	1	4	—
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	16,396	11,263	13,318	11,260

On July 11, 2017, the Company completed the sale of an additional 516,700 shares of its common stock, pursuant to the partial exercise of the option to purchase additional shares granted to the underwriter in connection with the Company’s recently completed public offering of 4,583,334 shares at $12.00 per share. The partial exercise of the underwriter’s option to purchase additional shares resulted in additional gross proceeds of approximately $6.2 million bringing the total gross proceeds to approximately $61.2 million and total net proceeds to approximately $57.2 million.

Following is a summary of the securities that were excluded from the computation of diluted earnings per share because the effects of the shares were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	236	304	84	309
Restricted stock	—	11	—	11
Shares subject to the outstanding warrant issued in connection with the CPP transaction	104	104	104	104
Convertible preferred stock	500	507	500	507

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

Short-term Federal Home Loan Bank Advances —The fair value approximates the carrying value of short-term FHLB advances due to their short-term nature.

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at September 30, 2017
Description	September 30, 2017	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$23,810	$—	$23,810	$—
GSE mortgage-backed securities	62,860	—	62,860	—
Collateralized mortgage obligations: residential	210,209	—	210,209	—
Collateralized mortgage obligations: commercial	2,472	—	2,472	—
Mutual funds	2,079	2,079	—	—
Corporate debt securities	24,792	—	24,792	—
Total available-for-sale securities	$326,222	$2,079	$324,143	$—

Derivative assets	$855	$—	$855	$—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2016
Description	December 31, 2016	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$29,141	$—	$29,141	$—
GSE mortgage-backed securities	73,578	—	73,578	—
Collateralized mortgage obligations: residential	220,202	—	220,202	—
Collateralized mortgage obligations: commercial	3,082	—	3,082	—
Mutual funds	2,059	2,059	—	—
Corporate debt securities	13,811	—	13,811	—
Total available-for-sale securities	$341,873	$2,059	$339,814	$—

Derivative assets	$989	$—	$989	$—

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

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at September 30, 2017
Description	September 30, 2017	Level 1	Level 2	Level 3
Impaired loans	$19,561	$—	$—	$19,561
Other real estate	1,931	—	—	1,931
Assets held for sale	1,100	—	1,100	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2016
Description	December 31, 2016	Level 1	Level 2	Level 3
Impaired loans	$26,956	$—	$—	$26,956
Other real estate	2,175	—	—	2,175

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Fair Value at
Description	September 30, 2017	Technique	Unobservable Inputs
Impaired loans	$19,561	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	1,931	Third party appraisals	Collateral discounts and estimated costs to sell

	Fair Value at
Description	December 31, 2016	Technique	Unobservable Inputs
Impaired loans	$26,956	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	2,175	Third party appraisals	Collateral discounts and estimated costs to sell

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at September 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at September 30, 2017 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$163,123	$163,123	$—	$—
Securities available-for-sale	326,222	2,079	324,143	—
Securities held-to-maturity	83,739	—	84,639	—
Other investments	12,200	12,200	—	—
Loans, net	1,210,916	—	—	1,212,881
Cash surrender value of life insurance policies	14,834	—	14,834	—
Derivative asset	855	—	855	—
Financial liabilities:
Non-interest-bearing deposits	428,183	—	428,183	—
Interest-bearing deposits	1,127,752	—	936,173	190,407
Securities sold under agreements to repurchase	54,875	54,875	—	—
Short-term Federal Home Loan Bank advances	12,500	12,500	—	—
Long-term Federal Home Loan Bank advances	25,110	—	25,215	—
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$82,228	$82,228	$—	$—
Securities available-for-sale	341,873	2,059	339,814	—
Securities held-to-maturity	98,211	—	98,261	—
Other investments	11,355	11,355	—	—
Loans, net	1,259,710	—	—	1,263,089
Cash surrender value of life insurance policies	14,335	—	14,335	—
Derivative asset	989	—	989	—
Financial liabilities:
Non-interest-bearing deposits	414,921	—	414,921	—
Interest-bearing deposits	1,164,509	—	1,012,633	150,879
Securities sold under agreements to repurchase	94,461	94,461	—	—
Long-term Federal Home Loan Bank advances	25,424	—	25,808	—
Junior subordinated debentures	22,167	—	22,167	—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly owned subsidiary bank, MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in Louisiana and south and central Texas with 50 locations and are connected to a worldwide ATM network that provides customers with access to more than 55,000 surcharge-free ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

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

•	increases in competitive pressure in the banking and financial services industries;

•	increased competition for deposits and loans which could affect compositions, rates and terms;

•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;

•	our ability to successfully implement and manage our recently announced strategic initiatives;

•	costs and expenses associated with our strategic initiatives and possible changes in the size and components of the expected costs and charges associated with our strategic initiatives;

•	our ability to realize the anticipated benefits and cost savings from our strategic initiatives within the anticipated time frame, if at all;

•	the ability of the Company to comply with the terms of the formal agreement with the OCC;

•	credit losses due to loan concentration, particularly our energy lending and commercial real estate portfolios;

•	a deviation in actual experience from the underlying assumptions used to determine and establish our allowance for loan losses (“ALL”), which could result in greater than expected loan losses;

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

Results of Operations

For the Three Months Ended September 30, 2017 and 2016

Net earnings available to common shareholders totaled $856,000 for the three months ended September 30, 2017, compared to net earnings available to common shareholders of $1.6 million for the three months ended September 30, 2016. The third quarter of 2017 included an after-tax gain on sales of securities of $220,000 and a non-recurring after-tax expense of $587,000 related to the branch closures during the quarter. Excluding these non-operating income and expenses, diluted earnings for the third quarter of 2017 were $0.07 per common share, compared to earnings of $0.14 per diluted share for the third quarter of 2016.

Fully taxable-equivalent ("FTE") net interest income was $19.0 million for the third quarter of 2017, a $531,000 increase compared to $18.5 million for the third quarter of 2016. Our annualized net interest margin, on a FTE basis, increased 3 basis points in prior year quarterly comparison, from 4.17% for the third quarter of 2016 to 4.20% for the third quarter of 2017. Excluding the impact of purchase accounting adjustments, the FTE margin increased 7 basis points, from 4.05% to 4.12% for the three months ended September 30, 2016 and 2017, respectively.

Excluding gain on sales of securities of $338,000 in the third quarter of 2017, noninterest income decreased $4,000 in quarterly comparison.

The third quarter of 2017 included a $903,000 one-time charge related to the closure of 7 branches. Excluding this non-operating expense, noninterest expenses decreased $258,000 in quarterly comparison and consisted primarily of decreases of $192,000 in occupancy expense, $206,000 in corporate development, $185,000 in salaries and benefits costs, $140,000 in marketing costs and $110,000 in printing and supplies, which were partially offset by an $888,000 increase in legal and professional fees and a $113,000 increase in data processing costs. Several other smaller decreases in other non-interest expense categories contributed to the overall decrease from the third quarter of 2016. The provision for loan losses increased $1.4 million in quarterly comparison, from $2.9 million for the three months ended September 30, 2016 to $4.3 million for the three months ended September 30, 2017. Income tax expense decreased $419,000 in quarterly comparison.

Dividends on preferred stock totaled $810,000 for the three months ended September 30, 2017 and $811,000 for the three months ended September 30, 2016. Dividends on the Series B Preferred Stock were $720,000 for the third quarter of 2017, unchanged from $720,000 for the third quarter of 2016. Dividends on the Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation (“PSB”) totaled $90,000 for the three months ended September 30, 2017 and $91,000 for the three months ended September 30, 2016.

For the Nine Months Ended September 30, 2017 and 2016

We reported a net loss available to common shareholders of $3.7 million, or $0.28 per diluted share, for the nine months ended September 30, 2017, compared to net earnings available to common shareholders of $5.2 million, or $0.46 per diluted share, for the nine months ended September 30, 2016. The first nine months of 2017 included $347,000 of gain on sales of securities. The first nine months of 2017 also included non-operating expenses totaling $3.3 million which consisted of $1.3 million of severance and retention accruals, a $570,000 write-down on assets held for sale, a $465,000 one-time charge related to discontinued branch projects and a $903,000 one-time charge related to the closure of 7 branches. Excluding these non-operating income and expenses, the operating loss per share for the first nine months of 2017 was $0.13.

FTE net interest income was $55.7 million for the nine months ended September 30, 2017, a $939,000 increase compared to $54.8 million for the nine months ended September 30, 2016. Our annualized net interest margin, on a FTE basis, was 4.19% for the nine months ended September 30, 2017, compared to 4.15% for the same period in 2016. Excluding the impact of purchase accounting adjustments, the FTE margin increased 7 basis points, from 4.04% to 4.11% for the nine months ended September 30, 2016 and 2017, respectively.

Excluding gains on sales of securities, noninterest income increased $391,000 in year-over-year comparison and consisted primarily of a $259,000 increase in ATM/debit card income.

Excluding non-operating expenses of $3.3 million for the first nine months of 2017, noninterest expenses increased $400,000 in year-over-year comparison and consisted primarily of a $442,000 increase in salaries and benefits costs, a $1.4 million increase in legal and professional fees and a $465,000 increase in data processing costs, which were partially offset by decreases of $405,000 in occupancy expense, $330,000 in marketing costs, $391,000 in corporate development, $322,000 in ATM/debit card expense, $203,000 in printing and supplies and $144,000 in expenses on ORE. The provision for loan losses increased $11.6 million in year-over-year comparison, from $8.0 million for the nine months ended September 30, 2016 to $19.6 million for the nine months ended September 30, 2017, primarily due to the high level of charge-offs and additional impairment charges on nonperforming loans in the second and third quarters of 2017. A $2.1 million income tax benefit was reported for the first nine months of 2017, compared to income tax expense of $3.0 million for the first nine months of 2016.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.20% and 4.17% for the three months ended September 30, 2017 and 2016, respectively.   Tables 1 and 3 and tables 2 and 4 below analyze the changes in net interest income in the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, respectively.

FTE net interest income increased $531,000 in prior year quarterly comparison. Interest income on loans increased $242,000 due to an increase in the average yield on loans of 12 basis points. The average balance of loans decreased $13.4 million in prior year quarterly comparison. Purchase accounting adjustments added 9 basis points to the average yield on loans for the third quarter of 2017 and 14 basis points to the average yield on loans for the third quarter of 2016. Excluding the impact of the purchase accounting adjustments, average loan yields increased 17 basis points in prior year quarterly comparison, from 5.22% to 5.39%. The increase was primarily due to higher yields on originated loans as well as increases in the federal funds target rate.

Investment securities totaled $410.0 million, or 21.0% of total assets at September 30, 2017, versus $440.1 million, or 22.6% of total assets at December 31, 2016. The investment portfolio had an effective duration of 3.1 years and a net unrealized gain of $1.2 million at September 30, 2017. FTE interest income on investments increased $211,000 in prior year quarterly comparison. The average volume of investment securities increased $12.5 million in prior year quarterly comparison, and the average tax equivalent yield on investment securities increased 13 basis points, from 2.52% to 2.65%.

The average yield on all earning assets increased 6 basis points in prior year quarterly comparison, from 4.49% for the third quarter of 2016 to 4.55% for the third quarter of 2017. Excluding the impact of purchase accounting adjustments, the average yield on total earning assets increased 10 basis points, from 4.39% to 4.49% for the three-month periods ended September 30, 2016 and 2017, respectively.

Interest expense increased $152,000 in prior year quarterly comparison. Increases in interest expense included a $179,000 increase in interest expense on deposits and a $42,000 increase in interest expense on variable rate junior subordinated debentures. These increases were partially offset by an $87,000 decrease in interest expense on repurchase agreements. Excluding purchase accounting adjustments on acquired certificates of deposit and FHLB borrowings, the average rate paid on interest-bearing liabilities was 0.53% for the three months ended September 30, 2017 and 0.46% for the three months ended September 30, 2016.

Long-term FHLB advances totaled $25.1 million at September 30, 2017, compared to $25.5 million at September 30, 2016.  The FHLB advances are fixed rate advances with rates ranging from 1.99% to 3.49% and have a range of maturities from December 2017 to January 2019.  The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans. Short-term FHLB advances consisted of one advance totaling $12.5 million at September 30, 2017. The advance matures in October 2017 and bears an interest rate of 1.39%.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin increased 3 basis points, from 4.17% for the third quarter of 2016 to 4.20% for the third quarter of 2017. Excluding purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin increased 7 basis points, from 4.05% for the third quarter of 2016 to 4.12% for the third quarter of 2017.

In year-to-date comparison, FTE net interest income increased $939,000 primarily due to an $829,000 increase in FTE interest income from investment securities. The average volume of investment securities increased $21.7 million in year-over-year comparison, and the average yield on investment securities increased 13 basis points for the same period. Interest income on loans increased $157,000 in year-over-year comparison. The average volume of loans increased $2.0 million in year-over-year comparison, and the average yield on loans increased 1 basis point, from 5.36% to 5.37%. The average yield on earning assets increased 6 basis points in year-over-year comparison, from 4.47% at September 30, 2016 to 4.53% at September 30, 2017. The purchase accounting adjustments added 8 basis points to the average yield on loans for the nine months ended September 30, 2017 and 13 basis points for the nine months ended September 30, 2016. Net of purchase accounting adjustments, the average yield on earning assets increased 9 basis points, from 4.38% at September 30, 2016 to 4.47% at September 30, 2017.

Interest expense increased $312,000 in year-over-year comparison. Increases in interest expense included a $277,000 increase in interest expense on deposits and a $125,000 increase in interest expense on junior subordinated debentures. These increases were partially offset by an $83,000 decrease in interest expense on repurchase agreements. The average rate paid on interest-bearing liabilities was 0.48% for the nine months ended September 30, 2017, compared to 0.43% for the nine months ended September 30, 2016. Net of purchase accounting adjustments, the average rate paid on interest-bearing liabilities increased 5 basis points, from 0.46% for the nine months ended September 30, 2016 to 0.51% for the nine months ended September 30, 2017. The FTE net interest margin increased 4 basis points, from 4.15% for the nine months ended September 30, 2016 to 4.19% for the nine months ended September 30, 2017. Net of purchase accounting adjustments, the FTE net interest margin increased 7 basis points, from 4.04% to 4.11% for the nine months ended September 30, 2016 and 2017.

Table 1 Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended September 30,
	2017			2016
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$372,648	$2,276	2.44%	$354,770	$1,983	2.24%
Tax exempt[2]	55,129	553	4.01%	60,544	635	4.20%
Total investment securities	427,777	2,829	2.65%	415,314	2,618	2.52%
Federal funds sold	4,319	13	1.18%	2,703	3	0.43%
Time and interest bearing deposits in other banks	94,675	305	1.26%	64,444	83	0.50%
Other investments	12,098	93	3.07%	11,253	95	3.38%
Total loans[3]	1,254,885	17,329	5.48%	1,268,270	17,087	5.36%
Total earning assets	1,793,754	20,569	4.55%	1,761,984	19,886	4.49%
Allowance for loan losses	(24,001)			(21,222)
Nonearning assets	184,591			186,589
Total assets	$1,954,344			$1,927,351

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,118,593	$1,094	0.39%	$1,170,660	$915	0.31%
Securities sold under repurchase agreements	75,654	149	0.78%	88,560	236	1.06%
Short-term FHLB advances	6,522	19	1.14%	—	—	—%
Long-term FHLB advances	25,155	92	1.43%	25,581	93	1.42%
Junior subordinated debentures	22,167	212	3.74%	22,167	170	3.00%
Total interest bearing liabilities	1,248,091	1,566	0.50%	1,306,968	1,414	0.43%
Demand deposits	428,244			391,533
Other liabilities	8,973			9,874
Shareholders’ equity	269,034			218,976
Total liabilities and shareholders’ equity	$1,954,342			$1,927,351

Net interest income and net interest spread		$19,003	4.20%		$18,472	4.06%
Net interest margin						4.17%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $190,000 for 2017 and $219,000 for 2016 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $1,008,000 for 2017 and $969,000 for 2016. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Consolidated Average Balances, Interest and Rates (in thousands)
	Nine Months Ended September 30,
	2017			2016
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$380,697	$7,019	2.46%	$354,272	$5,959	2.24%
Tax exempt[2]	57,436	1,744	4.05%	62,156	1,975	4.24%
Total investment securities	438,133	8,763	2.67%	416,428	7,934	2.54%
Federal funds sold	3,823	28	0.97%	3,398	11	0.43%
Time and interest bearing deposits in other banks	64,124	540	1.11%	71,560	274	0.50%
Other investments	11,651	255	2.92%	11,225	273	3.24%
Total loans[3]	1,261,096	50,682	5.37%	1,259,082	50,525	5.36%
Total earning assets	1,778,827	60,268	4.53%	1,761,693	59,017	4.47%
Allowance for loan losses	(23,613)			(20,214)
Nonearning assets	181,716			185,276
Total assets	$1,936,930			$1,926,755

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,133,020	$3,002	0.35%	$1,175,857	$2,725	0.31%
Securities sold under repurchase agreements	86,282	619	0.96%	86,605	702	1.08%
Federal funds purchased	—	—	—%	1	—	—%
Short-term FHLB advances	2,198	19	1.15%	7,573	23	0.40%
Long-term FHLB advances	25,261	271	1.43%	25,687	274	1.40%
Junior subordinated debentures	22,167	632	3.76%	22,167	507	3.01%
Total interest bearing liabilities	1,268,928	4,543	0.48%	1,317,890	4,231	0.43%
Demand deposits	422,656			383,185
Other liabilities	7,218			8,112
Shareholders’ equity	238,128			217,568
Total liabilities and shareholders’ equity	$1,936,930			$1,926,755

Net interest income and net interest spread		$55,725	4.05%		$54,786	4.04%
Net interest margin			4.19%			4.15%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $600,000 for 2017 and $681,000 for 2016 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 35%.

3.	Interest income includes loan fees of $2,567,000 for 2017 and $2,869,000 for 2016. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended September 30, 2017 compared to September 30, 2016
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$293	$103	$190
Tax exempt	(82)	(55)	(27)
Federal funds sold	10	3	7
Time and interest bearing deposits in other banks	222	53	169
Other investments	(2)	7	(9)
Loans, including fees	242	(182)	424
Total	683	(71)	754

Interest paid on:
Interest bearing deposits	179	(43)	222
Securities sold under repurchase agreements	(87)	(31)	(56)
Short-term FHLB advances	19	19	—
Long-term FHLB advances	(1)	(2)	1
Junior subordinated debentures	42	—	42
Total	152	(57)	209
Taxable-equivalent net interest income	$531	$(14)	$545
Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Nine Months Ended September 30, 2017 compared to September 30, 2016
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$1,060	$435	$625
Tax exempt	(231)	(160)	(71)
Federal funds sold	17	1	16
Time and interest bearing deposits in other banks	266	(52)	318
Other investments	(18)	9	(27)
Loans, including fees	157	(63)	220
Total	1,251	170	1,081

Interest paid on:
Interest bearing deposits	277	(215)	492
Securities sold under repurchase agreements	(83)	(7)	(76)
Short-term FHLB advances	(4)	(34)	30
Long-term FHLB advances	(3)	(11)	8
Junior subordinated debentures	125	—	125
Total	312	(267)	579
Taxable-equivalent net interest income	$939	$437	$502
Note: In Table 4, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Total non-interest income was $5.5 million and $15.8 million for the three and nine-month periods ended September 30, 2017, compared to $5.2 million and $15.0 million for the same periods in 2016. Our recurring non-interest income includes service charges on deposit accounts, ATM and debit card income, credit card income and mortgage lending.

Table 5 presents non-interest income for the three and nine-month periods ended September 30, 2017 and 2016.

Table 5 Non-Interest Income (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service charges on deposit accounts	$2,463	$2,584	$7,339	$7,404
ATM and debit card income	1,687	1,620	5,156	4,897
Gain on sales of securities, net	338	—	347	20
Mortgage lending	155	190	465	422
Increase in cash value of life insurance	69	106	199	250
Credit card interchange income	299	286	890	809
Credit card merchant fee income	86	67	237	221
Check cashing income	85	—	104	—
Other	304	299	1,016	1,012
Total non-interest income	$5,486	$5,152	$15,753	$15,035

Excluding gain on sales of securities, non-interest income decreased $4,000 in quarterly comparison. A $121,000 decrease in service charges on deposit accounts and a $35,000 decrease in mortgage lending income were partially offset by a $67,000 increase in ATM/debit card income and an $85,000 increase in check cashing income.

Excluding gain on sales of securities, non-interest income increased $391,000 in year-to-date comparison, from $15.0 million for the nine months ended September 30, 2016 to $15.4 million for the nine months ended September 30, 2017 and consisted primarily of a $259,000 increase in ATM/debit card income, a $104,000 increase in check cashing income, a $43,000 increase in mortgage program fee income and an $81,000 increase in credit card interchange income. These increases were partially offset by a $65,000 decrease in service charges on deposit accounts.

Non-interest Expense

Total non-interest expense was $17.8 million and $54.6 million for the three and nine-month periods ended September 30, 2017, compared to $17.1 million and $50.9 million for the same periods in 2016. Our recurring non-interest expense consists of salaries and employee benefits, occupancy expense, ATM and debit card expense and other operating expenses.

Table 6 presents non-interest expense for the three and nine-month periods ended September 30, 2017 and 2016.

Table 6 Non-Interest Expense (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Salaries and employee benefits	$7,849	$8,034	$24,648	$24,206
Occupancy expense	3,443	3,635	10,494	10,899
ATM and debit card	654	833	2,088	2,410
Legal and professional fees	1,404	516	2,726	1,335
FDIC premiums	448	365	1,275	1,214
Marketing	302	442	844	1,174
Corporate development	189	395	758	1,149
Data processing	640	527	1,928	1,463
Printing and supplies	81	191	399	602
Expenses on ORE, net	15	100	186	330
Amortization of core deposit intangibles	277	277	830	830
Severance and retention accruals	—	—	1,341	—
One-time charge related to discontinued branch projects	—	—	465	—
Write-down of assets held for sale	—	—	570	—
One-time charge related to closure of branches	903	—	903	—
Other non-interest expense	1,554	1,799	5,138	5,302
Total non-interest expense	$17,759	$17,114	$54,593	$50,914

Non-interest expenses increased $645,000 million in quarterly comparison. The third quarter of 2017 included non-operating expenses totaling $903,000 which consisted of a one-time charge related to the closure of 7 branches. Excluding these non-operating expenses, non-interest expense decreased $258,000 in quarterly comparison and consisted primarily of decreases of $192,000 in occupancy expense, $206,000 in corporate development, $185,000 in salaries and benefits costs, $140,000 in marketing costs and $110,000 in printing and supplies,which were partially offset by an $888,000 increase in legal and professional fees and a $113,000 increase in data processing costs. Several other smaller decreases in other non-interest expense categories contributed to the overall decrease from the third quarter of 2016. A reclass of certain hosted services subscriptions from corporate development into data processing at the beginning of 2017 caused the fluctuations in those two expense categories. Excluding non-operating expenses of $3.3 million for the first nine months of 2017, noninterest expenses increased $400,000 in year-over-year comparison and consisted primarily of a $442,000 increase in salaries and benefits costs, a $1.4 million increase in legal and professional fees and a $465,000 increase in data processing costs, which were partially offset by decreases of $405,000 in occupancy expense, $330,000 in marketing costs, $391,000 in corporate development, $322,000 in ATM/debit card expense, $203,000 in printing and supplies and $144,000 in expenses on ORE.

Operating salaries and employee benefits costs increased $442,000 in year-to-date comparison and included a $61,000 increase in salary costs and a $356,000 increase in group health costs. The $61,000 increase in salary costs included $119,000 in sign-on bonuses related to hiring new talent for the Company.

The increase in legal and professional fees is primarily due to increased outsourcing expenses to enhance risk management as well as to address the provisions of our written agreement with the OCC.

ATM and debit card expense decreased $322,000 in year-to-date comparison and was primarily driven by a $256,000 decrease in losses on ATM/debit card processing. In addition, we changed processors during the first quarter of 2017 which resulted in lower processing costs.

A reclass of certain hosted services subscriptions from corporate development into data processing at the beginning of 2017 caused the fluctuations in those two expense categories for the quarters and years-to-date ended September 30, 2017 and June 30, 2016.

Analysis of Balance Sheet

Consolidated assets remained constant at $1.9 billion at September 30, 2017 and December 31, 2016.  Deposits decreased $23.5 million from year-end 2016.  The decrease in deposits is primarily attributable to a $28.7 million decrease in a lawsuit settlement account as claims have been paid out since year-end 2016. Excluding the lawsuit settlement account, we also had a decrease of $35.6 million in other core deposits. These decreases to deposits were partially offset by a $45.8 million increase in brokered certificates of deposits. Our stable core deposit base, which excludes time deposits, totaled $1.4 billion at September 30, 2017 and December 31, 2016 and accounted for 87.5% of deposits compared to 90.4% of deposits, respectively.

Securities available-for-sale totaled $326.2 million at September 30, 2017, a decrease of $15.7 million from December 31, 2016.  Securities held-to-maturity decreased $14.5 million, from $98.2 million at December 31, 2016 to $83.7 million at September 30, 2017.  The investment securities portfolio had an effective duration of 3.1 years and a net unrealized gain of $1.2 million at September 30, 2017.

Total loans decreased $48.1 million during the nine months ended September 30, 2017 as a result of our accelerated efforts to address nonperforming loans, which resulted in the high level of charge-offs and pay-offs during 2017.

Table 7 Composition of Loans (in thousands)
	September 30, 2017	December 31, 2016
Commercial, financial, and agricultural (C&I)	$447,482	$459,574
Real estate – construction	90,088	100,959
Real estate – commercial (CRE)	473,046	481,155
Real estate – residential	155,676	157,872
Installment loans to individuals	63,148	82,660
Lease financing receivable	760	1,095
Other	5,769	767
	$1,235,969	$1,284,082
Less allowance for loan losses	(25,053)	(24,372)
Net loans	$1,210,916	$1,259,710

Our energy-related loan portfolio at September 30, 2017 totaled $197.8 million, or 16.0% of total loans, down from $237.4 million at December 31, 2016.  The majority of MidSouth’s energy lending is focused on oil field service companies.  Of the 337 total relationships in our energy-related loan portfolio, 38 relationships totaling $83.4 million were classified, with $27.8 million on nonaccrual status at September 30, 2017. At September 30, 2017, reserves for potential energy-related loan losses approximated 5.5% of energy loans.

Within the $473.0 million commercial real estate portfolio, $445.4 million is secured by commercial property, $18.7 million is secured by multi-family property, and $8.9 million is secured by farmland.  Of the $445.4 million secured by commercial property, $299.7 million, or 67.3%, is owner-occupied.  Of the $155.7 million residential real estate portfolio, 79.3% represented loans secured by first liens.
Assets held for sale totaled $1.1 million at September 30, 2017 and consisted of two former branch buildings that were previously closed.

Other assets increased $4.2 million during the nine months ended September 30, 2017, from $10.1 million at December 31, 2016 to $14.4 million at September 30, 2017. The increase in primarily attributable to a $3.1 million increase in income tax receivable from year-end 2016.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended September 30, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is available through four sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, borrowing lines with correspondent banks and brokered deposits. Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $17.6 million in projected cash flows from securities repayments for the remainder of 2017 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of September 30, 2017, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $25.1 million at September 30, 2017 and are fixed rate advances with rates ranging from 1.99% to 3.49% and have a range of maturities from December 2017 to January 2019.  One short-term FHLB-Dallas advance totaled $12.5 million at September 30, 2017. The advance matures in October 2017 and bears an interest rate of 1.39%. Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $219.6 million at September 30, 2017.  The Bank has the ability to post additional collateral of approximately $171.5 million if necessary to meet liquidity needs.  Additionally, $178.9 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $53.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the $32.0 million of Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 9.0% for the three month period ended September 30, 2017.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  As of September 30, 2017, there were 89,875 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $91,000 for the three months ended September 30, 2017.

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

Dividends from the Bank totaling $4.0 million provided additional liquidity prior to the capital raise for the Company during the nine months ended September 30, 2017.  Due to the $3.7 million loss reported for the nine months ended September 30, 2017, we currently do not have the ability to approve dividends from the Bank to the Company without prior approval from the OCC.  As of September 30, 2017, the Company had $61.5 million of cash to fund general corporate obligations. The Company renewed a $75.0 million Universal Shelf Registration during the third quarter of 2015 and has $13.8 million remaining after completion of its recent capital raise and overallotment issuance.

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

At September 30, 2017, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio (total risk-based capital to risk-weighted assets) of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  However, in connection with its most recent examination, effective July 19, 2017, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 leverage ratio of at least 8%, and a total risk-based capital ratio of at least 12%. As of September 30, 2017, the Company’s Tier 1 leverage ratio was 12.84%, Tier 1 capital to risk-weighted assets was 17.01%, total capital to risk-weighted assets was 18.27% and common equity Tier 1 capital to risk-weighted assets was 12.68%.  The Bank had a Tier 1 leverage capital ratio of 9.64% and a total risk-based capital ratio of 14.04% at September 30, 2017.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At September 30, 2017, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy-related) industry, including related service and manufacturing industries, totaled approximately $197.8 million, or 16.0% of total loans.  Of the 337 credit relationships in the energy-related loan portfolio, 38 relationships totaling $83.4 million were classified with $27.8 million on nonaccrual status at September 30, 2017.

Additionally, we monitor our exposure to CRE loans.  At September 30, 2017, CRE loans (including commercial construction and multifamily loans) totaled approximately $537.9 million, 56% of which are secured by owner-occupied commercial properties.  Our non-owner occupied CRE loans as a percentage of our risk-based capital totaled 90% at September 30, 2017. A total of $18.1 million, or 3.8%, were on nonaccrual status at September 30, 2017.  Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 8 summarizes the Company's nonperforming assets for the quarters ending September 30, 2017 and 2016, and December 31, 2016.

Table 8 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	September 30, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans	$51,289	$62,580	$60,522
Loans past due 90 days and over and still accruing	402	268	968
Total nonperforming loans	51,691	62,848	61,490
Other real estate	1,931	2,175	2,317
Other foreclosed assets	234	16	283
Total nonperforming assets	$53,856	$65,039	$64,090

Troubled debt restructurings, accruing	$1,557	$152	$153

Nonperforming assets to total assets	2.77%	3.35%	3.28%
Nonperforming assets to total loans + ORE + other assets repossessed	4.35%	5.06%	5.03%
ALL to nonperforming loans	48.47%	38.78%	37.84%
ALL to total loans	2.03%	1.90%	1.83%

QTD charge-offs	$4,381	$1,835	$1,161
QTD recoveries	460	339	151
QTD net charge-offs	$3,921	$1,496	$1,010
Annualized net charge-offs to total loans	1.26%	0.46%	0.32%

Nonperforming assets totaled $53.9 million at September 30, 2017, a decrease of $11.1 million from the $65.0 million reported at year-end 2016 and a decrease of $10.2 million from the $64.1 million reported at September 30, 2016.  The decrease is primarily attributable to the payoffs/paydowns of $38.1 million of non-accrual loans and the charge-off of $16.5 million of non-accrual loans. These decreases were partially offset by $43.3 million of loans placed on non-accrual during the year. The decrease in non-performing assets reflects our previously announced transition plans that include a more aggressive approach to addressing asset quality.

Allowance coverage for nonperforming loans was 48.47% at September 30, 2017 compared to 38.78% at December 31, 2016 and 37.84% at September 30, 2016.  The ALL/total loans ratio increased to 2.03% at September 30, 2017, compared to 1.90% at year-end 2016 and 1.83% at September 30, 2016.  Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 2.13% of loans at September 30, 2017.  The ratio of annualized net charge-offs to total loans increased to 1.26% for the three months ended September 30, 2017, compared to 0.46% for the three months ended December 31, 2016, and 0.32% for the three months ended September 30, 2016.

Total nonperforming assets to total loans plus ORE and other assets repossessed decreased to 4.35% at September 30, 2017 from 5.06% at December 31, 2016 and 5.03% at September 30, 2016.  Performing troubled debt restructurings (“TDRs”) totaled $1.6 million at September 30, 2017, compared to $152,000 at December 31, 2016 and $153,000 at September 30, 2016.  Classified assets, including ORE, were $139.7 million at September 30, 2017 compared to $134.2 million at December 31, 2016. Additional information regarding impaired loans is included in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $25.1 million in the ALL as of September 30, 2017 is sufficient to cover probable losses in the loan portfolio.

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

Table 9 Reconciliation of Non-GAAP Financial Measures (in thousands except per share data)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Core Net Interest Margin

Net interest income (FTE)		$19,003	$18,472	$55,725	$54,786
Less purchase accounting adjustments		(355)	(493)	(1,009)	(1,399)
Core net interest income, net of purchase accounting adjustments	A	$18,648	$17,979	$54,716	$53,387

Total average earning assets		$1,793,754	$1,761,984	$1,778,827	$1,761,693
Add average balance of loan valuation discount		1,504	2,634	1,728	2,961
Average earnings assets, excluding loan valuation discount	B	$1,795,258	$1,764,618	$1,780,555	$1,764,654

Core net interest margin	A/B	4.12%	4.05%	4.11%	4.04%

Diluted Earnings Per Share, Operating

Diluted earnings (loss) per share		$0.05	$0.14	$(0.28)	$0.46
Effect of severance and retention accruals		—	—	0.07	—
Effect of one-time charge related to discontinued branch projects		—	—	0.02	—
Effect of write-down of assets held for sale		—	—	0.03	—
Effect of one-time charge related to closure of branches		0.03		0.04
Effect of gain on sales of securities		(0.01)	—	(0.01)	—
Diluted earnings (loss) per share, operating		$0.07	$0.14	$(0.13)	$0.46

Operating Earnings (Loss) Available to Common Shareholders

Net earnings (loss) available to common shareholders		$856	$1,587	$(3,689)	$5,191
Severance and retention accruals, after-tax		—	—	872	—
One-time charge related to discontinued branch projects, after-tax		—	—	302	—
Write-down of assets held for sale, after-tax		—	—	371	—
One-time charge related to closure of branches, after-tax		587		587
Net gain on sale of securities, after-tax		(220)	—	(226)	(13)
Operating earnings (loss) available to common shareholders		$1,223	$1,587	$(1,783)	$5,178

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

During the third quarter of 2017, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended September 30, 2017.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Document Description

3.1
Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (restated solely for purposes of Item 601(b)(3) of Regulation S-K) (filed as Exhibit 3.1 to MidSouth's Annual Report on Form 10-K filed on March 18, 2013 and incorporated herein by reference)

3.2
Amended and Restated By-laws of MidSouth Bancorp, Inc. effective as of September 26, 2012 (restated solely for purposes of Item 601(b)(3) of Regulation S-K (filed as Exhibit 3.3 to MidSouth’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.1
Formal Agreement by and between MidSouth, N.A. and the Comptroller of the Currency dated July 19, 2017 (filed as Exhibit 10.1 to MidSouth’s Current Report on Form 8-K filed on July 25, 2017 and incorporated herein by reference)

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*
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

Date: November 9, 2017
/s/ James R. McLemore
James R. McLemore, President and CEO
(Principal Executive Officer)

/s/ Lorraine D. Miller
Lorraine D. Miller, CFO
(Principal Financial Officer)

/s/ Teri S. Stelly
Teri S. Stelly, Controller (Principal Accounting Officer)