Form 10-K
period 2017-12-31
MIDSOUTH BANCORP INC
filed 2018-03-16
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company," in Rule 12b-2 of the Exchange Act.

Large accelerated ☐	Accelerated ☑	Nonaccelerated ☐	Smaller reporting ☐	Emerging growth ☐
filer	filer	filer	company	company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes  ☐   No   ☑
The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant at June 30, 2017 was approximately $158,085,769 based upon the closing market price per share of the registrant’s common stock as reported on

The New York Stock Exchange, Inc. as of such date.   As of March 16, 2018 there were 16,621,811 outstanding shares of MidSouth Bancorp, Inc. common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

•
the ability of our strategic initiatives to adequately address the concerns of the Office of the Comptroller of the Currency (the "OCC") in its previous examination of us and the ability of the Company to comply with the terms of the formal agreement with the OCC;

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

Part I

Item 1 - Business

Overview

The Company was incorporated in 1984 as a Louisiana corporation and is a registered bank holding company headquartered in Lafayette, Louisiana.  Its operations have been conducted primarily through its wholly owned bank subsidiary MidSouth Bank, N.A.  The Bank, a national banking association, was chartered and commenced operations in 1985.  As of December 31, 2017, the Bank operated through a network of 48 offices located in Louisiana and Texas.

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

Markets

We operate in Louisiana and central and east Texas along the Interstate 10, Interstate 49, Highway 90, Interstate 45, Interstate 20 and Interstate 35 corridors.  As of December 31, 2017, our market area in Louisiana included 35 offices and is bound by Lafourche Parish to the south, East Baton Rouge Parish to the east, Caddo Parish to the north and Calcasieu Parish to the west.  Our market areas in Texas include 13 offices located in the Beaumont, Houston, Conroe, Magnolia, College Station, Texarkana, Tyler and Dallas areas. For additional information regarding our properties, see Item 2 – Properties of this Report.

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

Employees

As of December 31, 2017, the Bank employed approximately 467 full-time equivalent employees.  The Company had no employees who are not also employees of the Bank.  Through the Bank, employees receive customary employee benefits, which include an employee stock ownership plan; a 401(K) plan; and life, health and disability insurance plans.  Our directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company.  The Company considers the relationship of the Bank with its employees as a whole to be good.

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

Troubled Condition and Written Agreement
On December 27, 2017, the Company was informed in writing by the Federal Reserve Bank of Atlanta (“FRB Atlanta”) that the FRB Atlanta has determined that the Company is in “troubled condition” for purposes of Section 225.71 of Regulation Y. Based on the troubled condition determination, the Company (1) must notify the FRB Atlanta prior to adding or replacing a member of its board of directors or employing, or changing the responsibilities of, any senior executive officer, and (2) may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to “institution-affiliated parties” as defined in the regulations.

On June 8, 2017, the Bank was informed by the Office of the Comptroller of the Currency (“OCC”) that the OCC has determined that the Bank is in “troubled condition” for purposes of 12 C.F.R. 5.51, Changes in Directors and Senior Executive Officers, which implements the provisions of Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, 12 U.S.C. 1831i, and, as a result, the Bank is subject to specified restrictions on its operations. The OCC’s determination was based on deficiencies identified in its examination of the Bank, including but not limited to deficiencies in asset quality, credit administration and strategic planning. Based on the troubled condition determination, the Bank is now subject to the following restrictions on its operations:  (1) the Bank must seek approval from the OCC prior to adding or replacing a member of its board of directors, or employing, or changing the responsibilities of any senior executive officer, and (2) the Bank may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to “institution-affiliated parties” as defined in the regulations.

On July 19, 2017, the Bank entered into a formal written agreement with the OCC that provides, among other things, that the Bank: (i) create a committee to monitor the Bank’s compliance with the Agreement and make quarterly reports to the Board of Directors and the OCC; (ii) adopt and implement a three-year strategic plan for the Bank consistent with regulatory guidance and to be reviewed and updated on at least an annual basis by the Board of Directors; (iii) protect its interests in its criticized assets (those assets classified as “doubtful,” “substandard,” or “special mention” by internal or external loan review or examination), and adopt and implement a written program designed to eliminate the basis of criticism of criticized assets equal to or exceeding $250,000, which shall be reviewed and, as necessary, revised, on a quarterly basis; (iv) may not extend additional credit to any borrower with an aggregate outstanding loan balance of $250,000 that is a criticized asset unless approved and deemed by the Bank's Board of Directors to be necessary to promote the best interests of the Bank and will not compromise the Bank's written program with respect to such loans; (v) develop and implement a written program to improve the Bank's loan portfolio management and provide the Board of Directors with written reports on the Bank's loan portfolio to enhance problem loan identification; (vi) review and, as necessary, revise the Bank's loan review program to ensure the timely identification and categorization of problem credits consistent with regulatory guidance; (vii) adopt and implement certain enhancements to its policies and procedures relating to its ALLL and the methodology related thereto; and (viii) revise its internal audit program to ensure Bank adherence to an independent and comprehensive internal audit program.

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

We elected to become a financial holding company in November 2012. However, related to the regulatory issues discussed above under “Troubled Condition and Written Agreement,” we decertified as a financial holding company in November 2017. We remain a bank holding company under the Federal Bank Holding Company Act.

Dodd-Frank Act
In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have affected all bank holding companies and banks, including us and the Bank, including the following provisions:

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

•
require depository institutions with total consolidated assets of more than $10 billion to conduct regular stress tests and require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management;

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

While much of the Dodd-Frank Act has been implemented in the form of final rules from the banking agencies, the full extent of the impact such requirements will have on our operations continues to be unclear. In addition, the current administration in the U.S. has added further uncertainty as to the implementation, scope and timing of additional rules implementing the Dodd-Frank Act, and it is possible that existing rules may be modified or repealed. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain aspects of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our investors, even if only in the short-term.

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

Basel III Capital Framework

The federal bank regulatory agencies have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the “Basel III Final Rules”).  For purposes of these capital rules, (i) common equity Tier 1 capital (“CET1”) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stock and trust preferred securities; and (iii) Tier 2 capital consists principally of Tier 1 capital plus qualifying subordinated debt and preferred stock, and limited amounts of an institution's allowance for loan losses.  Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules.  The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, including, importantly, applying higher risk weightings to certain commercial real estate loans. The Company and the Bank are subject to the Basel III capital ratios.

The Basel III Final Rules were effective on January 1, 2015, and the Basel III Final Rules' capital conservation buffer (as described below) is being phased in beginning January 1, 2016 through 2019.  When fully phased in, the Basel III Final Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-

weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, and primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules.  For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  These deductions from and adjustments to regulatory capital are generally subject to a phase in period, which began in 2015 and will continue through 2018.

The Basel III Final Rules also implement a “countercyclical capital buffer,” generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer is a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

In addition, the OCC has established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 leverage ratio of at least 8%, and a total risk-based capital ratio of at least 12%.

At December 31, 2017, our CET1 to risk-weighted assets ratio was 12.10%, our Tier 1 Capital to risk-weighted assets ratio was 16.51%, our Total Capital to risk-weighted assets ratio was 17.77% and our Leverage Ratio was 12.53%. Since our total consolidated assets are below $15 billion, our $21.5 million aggregate principal amount of trust preferred securities issued prior to May 19, 2011, are included in our Tier 1 and Total Capital calculations.

The Volcker Rule
The Dodd-Frank Act required the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  The statutory provision is commonly called the “Volcker Rule."  On December 10, 2013, the Federal Reserve and other federal agencies issued final rules to implement the Volcker Rule. In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (CDOs) backed by trust preferred securities (TruPS), effective July 21, 2015.  However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule to exempt CDOs backed by TruPS from the Volker Rule and the final rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO’s offering proceeds were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO investment on or before December 10, 2013.  At December 31, 2017, we did not have any CDOs backed by TruPS.

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

At December 31, 2017, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

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

An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranged from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt, including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10% of domestic deposits for insurances not well rated and well capitalized.  As of December 31, 2017, our risk category required a quarterly payment of approximately 8.52 basis points per $100 of assessable deposits.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 % and removed the upper limit on the designated reserve ratio, (ii) requires that the reserve ratio reach 1.35 % by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the reserve ratio from 1.15% to 1.35% which requirement was met by rules adopted by the FDIC during 2016. On June 30, 2016, the reserve ratio rose to 1.17%, which triggered three major changes to deposit insurance assessments beginning for the third quarter of 2016: (i) the range of initial assessment rates for all institutions declined from 5 to 35 basis points to 3 to 30 basis points (which are included in the total base assessment rates in the above paragraph); (ii) surcharges equal to an annual rate of 4.5 basis points began for insured depository institutions with total consolidated assets of $10 billion or more; and (iii) the revised assessment method described above was implemented. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. At June 30, 2017, the reserve ratio was 1.24%. The FDIC has adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.

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

Community Reinvestment Act
Under the Community Reinvestment Act ("CRA"), the Bank has an obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator.  The Bank received a satisfactory rating in its most recent CRA examination.

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

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the OCC. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the Federal Reserve and OCC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise impact of the CFPB’s consumer protection activities cannot be forecasted.

Cybersecurity
The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber attack. If the Company or the Bank fails to meet the expectations set forth in this regulatory guidance, the Company or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Company or the Bank.

In October 2016, the federal banking agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal banking agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of smaller financial institutions, such as the Company and the Bank.

Stress Testing
As required by the Dodd-Frank Act, the federal banking agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies and state chartered banks, with more than $10 billion in total consolidated assets. Although these requirements do not apply to institutions with less than $10 billion in total consolidated assets, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential impact of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Company and the Bank will be expected to consider the institution’s interest rate risk management, commercial real estate concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse outcomes.

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

Risks Relating to Our Business

Our industry and business may be adversely affected by conditions in the financial markets and economic conditions generally and in our market areas.
In recent years, we have faced periods of challenging and uncertain economic conditions, including a significant downturn in the oil and gas industry in our market areas.  A return of recessionary conditions similar to 2008-2009 and/or a deterioration of national or local economic conditions could adversely affect the financial condition and operating performance of financial institutions.  Specifically, declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in levels of non-performing and classified assets and a decline in demand for products and services offered by financial institutions.  While general economic conditions in the markets in which we operate, as well as in the U.S. and worldwide, continued to improve during 2017, there can be no assurance that this improvement will continue.  Uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits, which could cause us to incur losses and may adversely affect our results of operations and financial condition.

Our market areas are heavily dependent on, and we have significant credit exposure to, the oil and gas industry.
The economy in a large portion of our market areas is heavily dependent on the oil and gas industry.  Many of our customers provide transportation and other services and products that support oil and gas exploration and production activities.  We define an energy loan as any loan where the borrower's ability to repay is disproportionately impacted by a prolonged downturn in energy prices. Under this definition, the Bank includes direct Commercial and Industrial (C&I) loans to energy borrowers, as well as Commercial Real Estate loans, Residential Real Estate loans and loans to energy-related borrowers where the loan's primary collateral is cash and marketable securities. Although this definition has resulted in a lack of comparability with some other energy-related banks, management believes it to be the prudent approach to monitoring and managing the Bank's energy exposure. As of December 31, 2017, we had approximately $179.7 million in loans to borrowers in the oil and gas industry, as defined above, representing approximately 15.2% of our total loans outstanding as of that date.  The average loan size is approximately $419,000, and the average loan size per relationship is roughly $563,000.  The oil and gas industry, especially in Louisiana and Texas, has been subject to significant volatility, including the “oil bust” of the 1980s that severely impacted the economies of many of our market areas and, more recently, volatility in oil and gas prices and material declines in the level of drilling and production activity in Texas, Louisiana and other areas of the U.S.  Decisions by certain members of the Organization of Petroleum Exporting Countries to maintain higher crude oil production levels have led to increased global oil supplies, which, when coupled with the continued exporting restrictions on the U.S. oil and gas industry and weaker global demand, has resulted in sustained low domestic market oil prices. Sustained low market oil prices have compressed margins for many U.S.-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  These adverse developments in the oil and gas industry have had negative effects on the economies of our market areas in general, including adverse effects on commercial and residential real estate values and the general level of economic activity. If oil prices remain at these low levels for an extended period, the Bank could experience weaker oil and gas related loan demand and increased losses within its oil and gas loan portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Louisiana and Texas. Accordingly, if there is further deterioration in the oil and gas industry it could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.
We have experienced increases in the levels of our non-performing assets and loan charge-offs in recent periods. Our total non-performing assets amounted to $57.3 million, or 3.04% of our total assets, at December 31, 2017, and we had $27.7 million of net loan charge-offs and a $30.2 million provision for loan losses for the year ended December 31, 2017.  At December 31, 2017, the ratios of our ALLL to non-performing loans and to total loans outstanding were 53.77% and 2.27%, respectively.  Additional increases in our non-performing assets or loan charge-offs could have a material adverse effect on our financial condition and results of operations.

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

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” referred to as "CECL" (current expected credit loss), which replaces the current incurred loss impairment methodology with a methodology that requires the measurement of all expected credit losses for financial assets not recorded at fair value based on historical experience, current conditions, and reasonable and supportable forecasts. The Company intends to adopt ASU 2016-13 during the first quarter of 2020, and adoption of this ASU could materially affect its allowance for loan losses methodology, financial condition, capital levels and results of operations, including expenses the Company may incur in implementing this ASU.

The Company and the Bank have both been placed in troubled condition by their respective federal banking regulators, which subjects us to significant restrictions and will require us to designate a significant amount of resources to comply. A failure to comply with restrictions imposed on financial institutions in troubled condition or with the terms of the written agreement to which the Bank is subject within the required timeframes could have a material adverse effect upon our business, financial condition and results of operations.

As discussed above in Item 1 under the heading “Business - Supervision and Regulation,” the Company and the Bank are both in “troubled condition” and the Bank has entered into a written agreement with the OCC. Because the Company is in troubled condition, the Company (1) must notify the Federal Reserve prior to adding or replacing a member of its board of directors or employing, or changing the responsibilities of any senior executive officer, and (2) may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to “institution-affiliated parties” as defined in the regulations. The Bank is subject to similar restrictions due to its troubled condition status. Under the written agreement, the Bank is also required to take certain immediate and continuing actions related to problem assets and lending practices, among other remedial actions.

If the Company or the Bank is not successful in complying with their respective regulatory restrictions, or the Bank does not comply with the written agreement within the required time frames, we could become subject to additional enforcement actions, sanctions or restrictions on our business activities. While subject to regulatory actions and restrictions, we expect that our management and Board of Directors will be required to focus considerable time and attention on taking corrective actions. We have also hired third party consultants and advisors to assist us, which will increase our non-interest expense and reduce our earnings. The Bank has appointed a committee to monitor compliance with the written agreement and is working to promptly address the requirements of the written agreement. There is no guarantee, however, that the Bank will successfully address the OCC’s concerns in the written agreement or that we will be able to comply with it. If we do not comply with the written agreement, we could be subject to civil monetary penalties, further regulatory sanctions and/or other enforcement actions.

We may become subject to additional enforcement actions that could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.
Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on our banking subsidiaries if they determine, upon examination or otherwise, violations of laws, rules or regulations with which we or our subsidiaries must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, consent orders, written agreements, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital level of the institution. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Enforcement actions may impose restrictions on the payment of dividends or severance payments, require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, ability to accept brokered-deposits or branching), prescribe lending parameters (such as loan types, volumes and terms), require the disposition of certain assets and liabilities, require additional capital to be raised or expenses to be incurred or prevent us from conducting any expansionary activities, including acquisitions. The imposition of any additional enforcement actions or regulatory sanctions or monetary penalties could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.

We may be unable to successfully implement and manage our recently announced strategic initiatives, which could result in the failure to achieve the anticipated cost savings and materially impair our profitability and financial condition.
We recently began the implementation of a number of strategic initiatives to address the regulatory concerns and market challenges and to improve the overall profitability and financial condition of the Company and the Bank. There can be no assurances that these strategic initiatives will be successful in addressing these concerns and challenges, and if we are not successful in implementing and managing these strategic initiatives our profitability and financial condition could be materially impaired in future periods. We may also incur expenses in connection with these strategic initiatives beyond our current estimates, which may result in additional losses to us and the costs of these strategic initiatives outweighing any benefits resulting therefrom. Furthermore, if these strategic initiatives do not adequately address regulatory concerns, we could become subject to additional regulatory actions, including enforcement actions as described in the preceding risk factors.

Loss of key officers or employees, or failure to successfully transition our management, could materially and adversely affect our business and operating results and may disrupt relationships with certain customers.
As a community bank, our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. In addition, our success has been and will continue to be greatly influenced by the ability to retain senior management and, with expansion, to attract and retain qualified additional senior and middle management. We recently replaced our President and Chief Executive Officer and have also appointed other new executive officers. Our future success will depend, to a significant extent, on the ability of our new management team to operate effectively, both individually and as a group. We must successfully manage issues that may result from the transition of the new members of our executive management. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationships with our key personnel are good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

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
Effective January 1, 2015, the Basel III Capital Rules that substantially changed the regulatory risk-based capital rules applicable to the Company and the Bank began to phase in.  The Basel III Capital Rules include new minimum risk-based capital and leverage ratios and modify the capital and asset definitions for purposes of calculating those ratios.  Among other things, as of January 1, 2015, the Basel III Capital Rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1capital to risk-weighted assets requirement of 6.0% and a higher total capital to risk-weighted assets of 8.0%.  In addition, the Basel III Capital Rules provide, to be considered “well-capitalized,” a new common equity Tier 1 capital requirement of 6.5% and a higher Tier 1 capital to risk-weighted assets requirement of 8.0% that are effective as of January 1, 2015.  Moreover, the Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to the minimum risk-based capital requirements that is being phased in beginning in 2016 and fully effective in 2019.

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
We have a concentration of exposure to a number of individual borrowers.  Our largest exposure to one borrowing relationship as of December 31, 2017, was approximately $12.3 million, which is 4.9% of our total capital.  In addition, as of December 31, 2017, the aggregate exposure to the ten largest borrowing relationships was approximately $110.6 million, which was 9.4% of loans and 43.5% of total capital.  As a result of this concentration, a change in the financial condition of one or more of these borrowers could result in significant loan losses and have a material adverse effect on our financial condition and results of operations.

A significant percentage of our deposits are attributable to a relatively small number of customers. The loss of all or some of these customers or a significant decline in their deposit balances may have a material adverse effect on our liquidity and results of operations.
As of December 31, 2017, our 20 largest depositors accounted for approximately 10.3% of total deposits, of which our top five depositors accounted for approximately 5.1% of total deposits. The ability to attract these types of deposits has a positive effect on our net interest margin as they provide a relatively low cost of funds to the Bank. While we believe we have strong, long-term relationships with each of these customers, the loss of one or more of our 20 largest deposit customers, or a significant decline in the deposit balances would adversely affect our liquidity and require us to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits, possibly at interest rates higher than those currently paid on such deposits.  This could increase our total cost of funds and could result in a decrease in our net interest income and net earnings.

If we were unable to develop alternative funding sources, we may have difficulty funding loans or meeting other deposit withdrawal requirements.

We occasionally purchase non-recourse loan participations from other banks based in part on information provided by the selling bank.
From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank.  As of December 31, 2017, we had approximately $56.7 million in purchased loan participations, or approximately 4.7% of our total loan portfolio.  When we purchase loan participations, we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards.  However, we are not as familiar with the borrower and may rely on information provided to us by the selling bank and typically must rely on the selling bank’s administration of the loan relationship.  We therefore have less control over, and may incur more risk with respect to, loan participations that we purchase from selling banks as compared to loans that we originate.

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
Our loan portfolio includes a substantial percentage of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans.  Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value.  Our commercial and industrial loans are primarily made based on the cash flow of the borrower and, secondarily, on the underlying collateral provided by the borrower.  Most often, this collateral consists of accounts receivable, inventory, equipment, or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At December 31, 2017, commercial and industrial loans totaled approximately 36.8% of our total loan portfolio.  Adverse changes in local economic conditions impacting our business borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have a high concentration of loans secured by real estate, and an adverse change in the real estate market could have a material effect on our financial condition and results of operations.
A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2017, approximately 57.9% of our loans had real estate as a primary or secondary component of collateral.  The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate in our primary markets could significantly impair the value of real estate collateral and the ability to sell real estate collateral upon foreclosure. Furthermore, it is likely that we would be required to increase the provision for loan losses.  A related risk in connection with loans secured by real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as collateral.  If we were required to liquidate real estate collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, it could have a material adverse effect on our financial condition and results of operations.

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
As prescribed by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” we undertake an annual review of the goodwill asset balance reflected in our financial statements.  We conduct an annual review in the fourth quarter of each year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment.  After our most recent annual review in the fourth quarter of 2017, we concluded there was no goodwill impairment as of such date.  As of December 31, 2017, we had $42.2 million in goodwill.  Future goodwill impairment tests may result in future non-cash charges, which could adversely affect our earnings for any such future period.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.
At December 31, 2017, $309.2 million of our securities (at fair value) were classified as available-for-sale.  At such date, the aggregate net unrealized loss on our available-for-sale securities was $3.4 million.  We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

We monitor the fair value of our entire securities portfolio as part of our ongoing other than temporary impairment (“OTTI”) evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.  In addition, as a condition to membership in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), we are required to purchase and hold a certain amount of FHLB-Dallas stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB-Dallas.  At December 31, 2017, we had stock in the FHLB-Dallas totaling approximately $3.5 million. The FHLB-Dallas stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2017, we did not recognize an impairment charge related to our FHLB-Dallas stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB-Dallas may not require us to recognize an impairment charge with respect to such holdings.

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

The banking industry has experienced a prolonged period of unusually low interest rates. The Federal Reserve began raising rates in late 2015 and their benchmark rate and market rates increased during 2016 and 2017. Although financial markets generally expect the Federal Reserve to raise its benchmark rate multiple times during 2018, there is substantial uncertainty regarding the extent to which interest rates may increase in 2018 and future periods and what the future effects of any such increases will be. There is no assurance that recent expectations of increasing interest rates in future periods will be realized.

In periods of increasing interest rates, loan originations may decline, depending on the performance of the overall economy, which may adversely affect income from lending activities and rates paid on deposits and borrowings may reprice before rates earned on loans or investment securities.  Also, increases in interest rates could adversely affect the market value of fixed income assets. In addition, an increase in the general level of interest rates may affect the ability of certain borrowers to pay the interest and principal on their obligations.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.
Non-performing assets adversely affect our net earnings in various ways.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our earnings, and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we mark the related asset to the then fair market value of the collateral less estimated selling costs, which may result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.  While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets, including taking actions required by the Bank's written agreement with the OCC, requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  We may also hire third party consultants and advisors to assist us, which would increase our non-interest expense and reduce our earnings.  There can be no assurance that we will not experience future increases in non-performing assets.

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

Our operations may be adversely affected by cybersecurity risks.
In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to our operations and business strategy. In addition, we rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. We have invested in accepted technologies, and continually review processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. Despite these security measures, our computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged, or disclosed. A breach in security or other failure could result in legal claims, regulatory penalties, disruption in operations, increased expenses, loss of customers and business partners, and damage to our reputation, which could adversely affect our business and financial condition. Furthermore, as cyber threats continue to evolve and increase, we may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

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

Risks Relating to an Investment in Our Common Stock

Our future ability to pay dividends and repurchase stock is subject to restrictions and we may be unable to pay future dividends even if we desire to do so.
Holders of our common stock are only entitled to receive such cash dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Since we are a holding company, we have no material source of income other than dividends received from the Bank. Although we had $50.2 million of cash at December 31, 2017, historically, our ability to pay dividends to our shareholders has depended on the Bank’s ability to pay dividends to us. Moreover, banks and bank holding companies are both subject to certain federal and state regulatory restrictions on cash dividends. We are also restricted from paying dividends if we have deferred payments of the interest on, or an event of default has occurred with respect to, our trust preferred securities, Series B Preferred Stock or Series C Preferred Stock. Additionally, terms and conditions of our outstanding shares of preferred stock place certain restrictions and limitations on our common stock dividends and repurchases of our common stock.

The holders of our preferred stock and trust preferred securities have rights that are senior to those of stockholders and that may impact our ability to pay dividends on our common stock and net income available to our common stockholders.
At December 31, 2017, we had outstanding $22.2 million of trust preferred securities.  These securities are senior to shares of common stock.  As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock. Moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our stockholders.  While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred stockholders during that time.

In addition, with respect to the $32.0 million in Series B Preferred Stock outstanding that was issued to the Treasury in the SBLF transaction, we are required to pay cumulative dividends on the Series B Preferred Stock at an annual rate.  The dividend rate was set at 1.00% beginning in the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  Beginning February 25, 2016, the dividend rate increased to 9% per annum.  The $9.0 million in Series C Preferred Stock currently outstanding that was originally issued in connection with the PSB acquisition calls for the non-cumulative payment of dividends at an annual rate of 4.0%. Dividends paid on our Series B Preferred Stock or Series C Preferred Stock will also reduce the net income available to our common stockholders and our earnings per common share.  We may not declare or pay dividends on our common stock or repurchase shares of our common stock without first having paid all accrued preferred dividends that are due.

Share ownership may be diluted by the issuance of additional shares of common stock in the future.
Our stock incentive plan provides for the granting of stock incentives to directors, officers, and employees.  As of December 31, 2017, there were 188,275 shares issued under options.  Likewise, approximately 182,288 shares may be issued in the future to directors, officers, and employees under our existing equity incentive plans.  In addition, in 2009, as part of our participation in the Treasury’s Capital Purchase Program (“CPP”), we issued a stock purchase warrant that currently entitles the holder to purchase 104,384 shares of our common stock at an exercise price of $14.37 per share. It is probable that options and/or warrants will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option or warrant.  The incentive plan also provides that all issued options automatically and fully vest upon a change in control.  If the options are exercised, share ownership will be diluted.

Additionally, share ownership of our common stock will be diluted from shares issued upon conversion of the Series C Preferred Stock issued in the PSB acquisition. As of December 31, 2017, there were 89,875 shares of Series C Preferred Stock issued and outstanding.  Holders may convert the Series C Preferred Stock at any time into shares of the Company’s common stock at a conversion price of $18.00 per share, subject to customary antidilution adjustments.  In addition, the Company currently has the option to require conversion of the Series C Preferred Stock if the closing price of the Company’s common stock for 20 trading days within any period of 30 consecutive trading days, exceeds 130% of the conversion price.

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
Our directors and executive officers beneficially own approximately 1.9 million shares, or 11.5%, of our outstanding common stock as of December 31, 2017.  As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on our business as stockholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our stockholders should be aware that our directors and executive officers may have interests that are different from, or in addition to, the interests of our stockholders generally.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

We lease our principal executive and administrative offices and principal facility in Lafayette, Louisiana under a lease expiring July 31, 2021.  In addition to our principal facility, we also have seven other branches located in Lafayette, Louisiana, two in New Iberia, Louisiana, four in Baton Rouge, Louisiana, three in Natchitoches, Louisiana, two in Lake Charles, Louisiana, and one branch in each of the following Louisiana cities: Breaux Bridge, Cecilia, Houma, St. Martinville, Opelousas, Carencro,

Morgan City, Jennings, Sulphur, Thibodaux, Robeline, Toledo Bend, Greenwood, Zwolle, Many and Mansfield.  We also have an operations office in Breaux Bridge, Louisiana.  Twenty-nine of these offices are owned and seven are leased.

Additionally, in our Texas market area we have two full service branches located in Beaumont, Texas.  Our additional full service branches in the Texas market area are located in Houston, Vidor, Conroe, Magnolia, College Station, Plano, Mesquite, Rockwall, Greenville, Tyler and Texarkana.  Of these offices, eleven are owned and two are leased.

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

Item 4 – Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages as of December 31, 2017, and positions of our current executive officers are listed below along with their business experience during the past five years.

James R. McLemore, 58 – President and Chief Executive Officer of the Company and the Bank since May 2017. Mr. McLemore previously served as the Company’s Interim President and Chief Executive Officer since April 2017 and Chief Financial Officer since July 2009. Prior to joining the Company, Mr. McLemore served as Executive Vice President and Chief Financial Officer of Security Bank Corporation from 2002 until July 2009. In July 2009, subsequent to Mr. McLemore’s departure, the six subsidiary banks of Security Bank Corporation were closed and the FDIC was appointed receiver of the banks. Security Bank Corporation subsequently filed for bankruptcy in August of 2009. Mr. McLemore has also been a member of the Board of Directors of the Company and the Bank since June 2017.

Erin DeWitt, 39 – Senior Executive Vice President and Chief Risk Officer of the Company and the Bank since May 2017. Ms. DeWitt previously had been serving as Chief Risk Officer of the Bank since April 2017. Prior to joining the Company, Ms. DeWitt served as Chief Risk Officer for Scottrade Financial Services for two years. Ms. DeWitt served in various risk related roles at Capital One over seven years prior to joining Scottrade. Ms. DeWitt was also an examiner with the Federal Reserve System from 2000-2004.

Lorraine Miller, 54 – Executive Vice President and Chief Financial Officer of the Company and the Bank since May 2017. Ms. Miller previously served as the Senior Vice President, Director of Mergers and Acquisitions of the Company and the Bank since February 2010, and the Treasurer of the Company and the Bank since January 2013. Prior to joining the Company, Ms. Miller served as Senior Vice President in Finance and Investor Relations roles with Security Bank Corporation and WestPoint Home and as a Senior Equity Research Analyst at SunTrust Equitable Securities and The Robinson-Humphrey Company, Inc. over a span of 23 years.

Clay Abington, 51 – Executive Vice President Corporate Efficiency of the Company and the Bank since May 2017. Mr. Abington previously served as Senior Vice President Business Process Manager of the Bank since December 2012. Prior to joining the Company, Mr. Abington served in various capacities for PSB Financial, Inc., including Senior Vice President and Chief Risk Officer. Mr Abington is the son of Mr. Leonard Q. “Pete” Abington, a member of the Company’s board of directors.

All executive officers are appointed for one year terms expiring at the first meeting of the Board of Directors after the annual stockholders meeting next succeeding his or her election and until his or her successor is elected and qualified.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of February 28, 2018, there were 897 common stockholders of record.  The Company’s common stock trades on the NYSE under the symbol “MSL.”  The high and low sales price for the past eight quarters has been provided in the Selected Quarterly Financial Data tables that are included with this filing under Item 8 and is incorporated herein by reference.

Cash dividends totaling $2.8 million were declared to common stockholders during 2017.  The regular quarterly dividend of $0.09 per share was paid for the first and second quarters of 2017. The regular quarterly dividend was decreased to $0.01 per share for the third and fourth quarters of 2017, for a total of $0.20 per share for the year.  Cash dividends totaling $4.1 million were declared to common stockholders during 2016. The regular quarterly dividend of $0.09 per share was paid for all four quarters of 2016, for a total of $0.36 per share for the year.

The amount of future dividends, if any, will be determined by our board of directors and will depend on our earnings, financial condition and other factors considered by the board of directors to be relevant. In addition, the payment of cash dividends on our common stock will depend upon the ability of the Bank to declare and pay dividends to the Company. The Bank’s ability to pay dividends will depend primarily upon its earnings, financial condition, and need for funds, as well as applicable governmental policies. Even if we have earnings in an amount sufficient to pay dividends, the Bank’s board of directors may determine to retain earnings for the purpose of funding growth.

There are various legal limitations with respect to the Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to shareholders. Under the Louisiana law, we may not pay a dividend if  (i) after giving it effect, either of the following conditions would exist (A) the Company would not be able to pay its debts as they become due in the usual course of business, or (B) the Company's total assets would be less than the sum of its total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend; or (ii) the declaration or payment thereof would be contrary to any restrictions contained in our articles of incorporation. Under federal banking law, the prior approval of the Federal Reserve Board and the OCC may be required in certain circumstances prior to the payment of dividends by us or the Bank. A national bank may generally declare a dividend, without approval from the OCC, in an amount equal to its year-to-date net income plus the prior two years’ net income that is still available for dividend. The OCC has the authority to prohibit a national bank from paying dividends if such payment is deemed to be an unsafe or unsound practice. Due to the loss reported for the year ended December 31, 2017, the Bank does not have the ability to approve dividends to the Company without prior approval from the OCC. In addition, as a depository institution the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due to the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board has the authority to prohibit us from paying dividends if such payment is deemed to be an unsafe or unsound practice.

In addition, pursuant to the terms of our Series B Preferred Stock, Series C Preferred Stock, and the terms of our trust preferred securities, we are prohibited from paying dividends on our common stock during any period in which we have deferred interest payments on either the Series B Preferred Stock, Series C Preferred Stock or the trust preferred securities.

The following graph compares the cumulative total return on our common stock over a period beginning December 31, 2012 with (1) the cumulative total return on the stocks included in the Russell 3000 and (2) the cumulative total return on the stocks included in the SNL  Securities, LC (“SNL”) $1B - $5B Bank Index.  The comparison assumes an investment in our common stock on the indices of $100 at December 31, 2012 and assumes that all dividends were reinvested during the applicable period.

MidSouth Bancorp, Inc.

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
MidSouth Bancorp, Inc.	100.00	111.40	110.25	59.40	92.16	91.55
Russell 3000	100.00	133.55	150.32	151.04	170.28	206.26
SNL Bank $1B-$5B	100.00	145.41	152.04	170.20	244.85	261.04

The stock price information shown above is based on historical data and should not be considered indicative of future price performance.

Item 6 – Five Year Summary of Selected Financial Data

	At and For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Interest income	$80,623	$78,030	$81,897	$83,487	$83,203
Interest expense	(6,026)	(5,690)	(5,581)	(5,807)	(6,539)
Net interest income	74,597	72,340	76,316	77,680	76,664
Provision for loan losses	(30,200)	(10,600)	(13,900)	(5,625)	(3,050)
Noninterest income	21,781	20,106	20,321	24,422	19,319
Noninterest expenses	(80,537)	(68,550)	(67,137)	(70,009)	(72,606)
(Loss) earnings before income taxes	(14,359)	13,296	15,600	26,468	20,327
Income tax benefit (expense)	2,598	(3,857)	(4,583)	(7,358)	(6,151)
Net (loss) earnings	$(11,761)	$9,439	$11,017	$19,110	$14,176
Dividends on preferred stock	(3,242)	(2,861)	(687)	(698)	(1,332)
Net (loss) earnings available to common stockholders	$(15,003)	$6,578	$10,330	$18,412	$12,844

Basic (loss) earnings per common share	$(1.06)	$0.58	$0.91	$1.63	$1.14
Diluted (loss) earnings per common share	$(1.06)	$0.58	$0.90	$1.58	$1.12
Dividends per common share	$0.20	$0.36	$0.36	$0.35	$0.31

Total loans	$1,183,426	$1,284,082	$1,263,645	$1,284,431	$1,137,554
Total assets	1,881,152	1,943,340	1,927,733	1,936,740	1,851,160
Total deposits	1,479,689	1,579,430	1,550,850	1,585,234	1,518,803
Long-term obligations	32,188	47,591	48,018	48,444	57,087

Selected ratios:
Loans to assets	62.91%	66.08%	65.55%	66.32%	61.45%
Loans to deposits	79.98%	81.30%	81.48%	81.02%	74.90%
Deposits to assets	78.66%	81.27%	80.45%	81.85%	82.05%
Return on average assets	(0.78)%	0.34%	0.53%	0.97%	0.69%
Return on average common equity	(7.32)%	3.73%	6.00%	11.43%	8.64%

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to highlight changes in the financial condition of the Company and on its results of operations during 2017, 2016 and 2015.   This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

Overview

We are a bank holding company, headquartered in Lafayette, Louisiana, that through our community banking subsidiary, MidSouth Bank, N.A., operates 48 offices in Louisiana and Texas.  We had approximately $1.9 billion in consolidated assets as of December 31, 2017.  We derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Approximately 71.8% of our total deposits are interest-bearing.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  The resulting ratio of that difference as a percentage of our average earning assets represents our net interest margin.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.  In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

The economy in a large portion of our market areas is heavily dependent on the oil and gas industry. Over the past several years, we have experienced sustained low oil and gas prices that has led to an increase in our classified assets. While most of our customers are not directly involved in oil and gas exploration, many of our customers provide transportation and other services and products that support oil and gas exploration and production activities and are therefore indirectly impacted by low commodity prices. In addition, these adverse developments in the oil and gas industry have had negative effects on the economies of our market areas in general, including adverse effects on commercial and residential real estate values and the general level of economic activity. The oil and gas industry, especially in Louisiana and Texas, has historically been subject to significant volatility, and these market areas have experienced a slower recovery from this current economic cycle which has adversely impacted the Bank’s customers and their ability to recover from this downturn. As of December 31, 2017, we had approximately $179.7 million in loans to borrowers in the oil and gas industry representing approximately 15.2% of our total loans outstanding as of that date, which represents a reduction of  $57.7 of these types of loans, or 24%, since December 31, 2016, and we continue to make efforts to reduce our concentrations in these loans.

The Company and the Bank have both been placed in troubled condition by their respective federal banking regulators. The Bank has also entered into a written agreement with the OCC. These designations and the written agreement subject us to significant restrictions and will require us to designate a significant amount of resources to comply. See Part I, Item 1 under the heading “Business - Supervision and Regulation - Troubled Condition and Written Agreement” for additional information.

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

Another of our critical accounting policies relates to the valuation of goodwill, intangible assets and other purchase accounting adjustments.  We account for acquisitions in accordance with ASC Topic No. 805, which requires the use of the purchase method of accounting.  Under this method, we are required to record assets acquired and liabilities assumed at their fair value, including intangible assets.  Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions.  Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective.  Resulting goodwill from an acquisition under the purchase method of accounting represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.  In evaluating the goodwill on our consolidated balance sheet for impairment at December 31, 2017, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  After making the assessment based on several factors, which included but was not limited to the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we determined it is more likely than not that the fair value of our acquired assets is greater than the carrying amount and, accordingly, no impairment of goodwill was recorded for the year ended December 31, 2017.

Given the instability of the economic environment, it is reasonably possible that the methodology of the assessment of potential loan losses and goodwill impairment could change in the near-term or could result in impairment going forward.

Another of our critical accounting policies relates to deferred tax assets and liabilities.  We record deferred tax assets and deferred tax liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required.  A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized.  In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.  A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance.  Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent more likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The 2017 Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017 resulted in the Company applying a new lower federal income tax rate (21%) to the Company’s deferred tax assets and liabilities recorded as of December 31, 2017. The Company recorded a $3.6 million adjustment to income tax expense to revalue its deferred tax assets and liabilities at the new income tax rate.

Results of Operations

Net loss available to common stockholders for the year ended December 31, 2017 totaled $15.0 million compared to net earnings available to common shareholders of $6.6 million for the year ended December 31, 2016.  A loss of $1.06 per diluted share was reported for the year ended December 31, 2017, compared to diluted earnings per common share of $0.58 for 2016.  The 2017 net loss included $347,000 of gain on sales of securities, $744,000 of gain on sale of branches, $1.5 million of severance and retention accruals, $465,000 of one-time charges related to discontinued branch projects, $903,000 of one-time charges related to the closure of branches, a $1.4 million write-down of assets held for sale, a $6.0 million loss on transfer of loans to held for sale, $2.6 million of regulatory remediation costs and a $3.6 million write-down of our net deferred tax asset resulting from the Tax Cuts and Jobs Act. Excluding these non-operating items, net loss available to common shareholders decreased $10.3 million in year-over-year comparison. A $19.6 million increase in provision for loan losses and a $381,000 increase in dividends on preferred stock were partially offset by a $2.8 million increase in operating revenues, a $910,000 decrease in noninterest expenses and a $5.9 million decrease in income tax expense.

Total consolidated assets remained constant at $1.9 billion for the years ended December 31, 2017 and December 31, 2016.  Deposits totaled $1.5 billion at December 31, 2017 compared to $1.6 billion at December 31, 2016.  Our stable core deposit base, which excludes time deposits, totaled $1.3 billion at December 31, 2017 and accounted for 87.7% of deposits at December 31, 2017 compared to 90.4% of deposits at year end 2016.  Time deposits increased $30.1 million for the year ended December 31, 2017.  Net loans decreased $103.2 million, or 8.2%, for the year ended December 31, 2017 and totaled $1.2 billion at December 31, 2017.

Our Tier 1 leverage capital ratio was 12.53% at December 31, 2017 compared to 10.11% at December 31, 2016.  Tier 1 risk-weighted capital and total risk-weighted capital ratios were 16.51% and 17.77% at December 31, 2017, compared to 13.02% and 14.28% at December 31, 2016, respectively.  Our Tier 1 common equity ratio at December 31, 2017 was 12.10%, compared to 8.81% at December 31, 2016.  The changes in regulatory capital levels are primarily attributable to the 5,100,034 shares of common stock issued in connection with the capital raise during the second quarter of 2017 that resulted in net proceeds to the Company of $57.2 million. Return on average common equity was -7.32% for 2017 compared to 3.73% for 2016.  Return on average assets was -0.78% compared to 0.34% for the same periods, respectively.

Nonperforming assets totaled $57.3 million at December 31, 2017, a decrease of $7.7 million over the $65.0 million reported for year-end 2016.  The decrease resulted from a $12.8 million decrease in nonperforming loans, which was partially offset by a $5.1 million increase in nonperforming loans held for sale.  Nonaccrual loans totaled $49.3 million at December 31, 2017 compared to $62.6 million at December 31, 2016.  Loans past due 90 days or more and still accruing interest totaled $728,000 at December 31, 2017 compared to $268,000 at December 31, 2016.  Total nonperforming assets to total assets were 3.04% at December 31, 2017 compared to 3.35% at December 31, 2016.  Loans classified as troubled debt restructurings (“TDRs”) totaled $9.9 million at December 31, 2017 compared to $25.3 million at December 31, 2016. These totals included $8.6 million and $25.1 million, respectively, of loans reported in nonaccrual loans.

Allowance coverage for nonperforming loans was 53.77% at December 31, 2017 compared to 38.78% at December 31, 2016.  Year-to-date net charge-offs were 2.21% of average total loans as of December 31, 2017 compared to 0.41% as of December 31, 2016.  The ALL/total loans ratio increased to 2.27% for the year ended December 31, 2017 compared to 1.90% at December 31, 2016.

Table 1 Summary of Return on Equity and Assets
	2017	2016	2015
Return on average assets	(0.78)%	0.34%	0.53%
Return on average common equity	(7.32)%	3.73%	6.00%
Dividend payout ratio on common stock	(18.87)%	62.07%	40.00%
Average equity to average assets	12.75%	11.25%	10.91%

NOTE: 2017 return on average assets and return on average common equity were impacted by a $347,000 gain on sales of securities, a $744,000 gain on sale of branches, $1.5 million of severance and retention accruals, $465,000 of one-time charges related to discontinued branch projects, $903,000 of one-time charges related to the closure of branches, a $1.4 million write-down of assets held for sale, a $6.0 million loss on transfer of loans to held for sale, $2.6 million of regulatory remediation costs and a $3.6 million write-down of our net deferred tax asset resulting from the Tax Cuts and Jobs Act.  Excluding these non-operating items, return on average assets for the year ended December 31, 2017 was -0.19% and return on average common equity for the year ended December 31, 2017 was -1.82%. 2015 return on average assets and return on average common equity were impacted by a $1.2 million net gain on sale of securities and $160,000 in income from a death benefit on bank owned life insurance.  Excluding these non-operating items, return on average assets for the year ended December 31, 2015 was 0.48% and return on average common equity for the year ended December 31, 2015 was 5.44%.

Earnings Analysis

Net Interest Income
Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.25%, 4.14%, and 4.28% for the years ended December 31, 2017, 2016, and 2015, respectively.  Tables 2 and 3 analyze the changes in net interest income for the years ended December 31, 2017, 2016, and 2015.

Table 2 Consolidated Average Balances, Interest, and Rates (in thousands)
	Year Ended December 31,
	2017			2016			2015
	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate
Assets
Investment securities[1]
Taxable	$372,523	$9,180	2.46%	$352,865	$7,924	2.25%	$340,428	$7,559	2.22%
Tax exempt[2]	56,569	2,283	4.04%	63,260	2,680	4.24%	74,836	3,342	4.47%
Total investment securities	429,092	11,463	2.67%	416,125	10,604	2.55%	415,264	10,901	2.63%
Federal funds sold	3,979	43	1.06%	3,364	16	0.47%	3,578	8	0.22%
Time and interest bearing deposits in other banks	71,754	854	1.17%	76,328	399	0.51%	62,659	164	0.26%
Other investments	11,790	340	2.88%	11,254	351	3.12%	10,471	345	3.29%
Loans
Commercial and real estate	1,192,448	64,294	5.39%	1,175,900	61,628	5.24%	1,185,788	63,637	5.37%
Installment	63,040	4,414	7.00%	87,825	5,956	6.78%	106,064	6,837	6.45%
Total loans[3]	1,255,488	68,708	5.47%	1,263,725	67,584	5.35%	1,291,852	70,474	5.46%
Total earning assets	1,772,103	81,408	4.59%	1,770,796	78,954	4.46%	1,783,824	81,892	4.59%
Allowance for loan losses	(23,966)			(20,823)			(15,127)
Nonearning assets	181,401			185,252			188,520
Total assets	$1,929,538			$1,935,225			$1,957,217

Liabilities and stockholders’ equity
NOW, money market, and savings	$952,238	$3,000	0.32%	$1,014,772	$2,913	0.29%	$943,615	$2,214	0.23%
Time deposits	168,766	1,099	0.65%	161,926	741	0.46%	226,188	1,373	0.61%
Total interest-bearing deposits	1,121,004	4,099	0.37%	1,176,698	3,654	0.31%	1,169,803	3,587	0.31%
Securities sold under agreements to repurchase	78,347	685	0.87%	88,618	943	1.06%	84,622	961	1.14%
Federal funds purchased	—	—	—%	1	—	—%	1	—	—%
Short-term FHLB advances	6,301	77	1.20%	5,669	23	0.40%	27,959	56	0.20%
Long-term FHLB advances	24,390	335	1.37%	25,633	366	1.40%	26,059	364	1.38%
Junior subordinated debentures	22,167	830	3.69%	22,167	704	3.12%	22,167	613	2.73%
Total interest-bearing liabilities	1,252,209	6,026	0.48%	1,318,786	5,690	0.43%	1,330,611	5,581	0.42%
Demand deposits	423,954			390,585			405,571
Other liabilities	7,372			8,214			7,576
Stockholders’ equity	246,003			217,640			213,459
Total liabilities and stockholders’ equity	$1,929,538			$1,935,225			$1,957,217
Net interest income and net interest spread[4]		$75,382	4.11%		$73,264	4.03%		$76,311	4.17%
Net interest margin			4.25%			4.14%			4.28%

1 Securities classified as available-for-sale are included in average balances and interest income figures and reflect interest earned on such securities.
2 Interest income of $785,000 for 2017, $924,000 for 2016, and $1,154,000 for 2015 is added to interest earned on tax-exempt obligations to reflect tax-equivalent yields using a tax rate of 35%.
3 Interest income includes loan fees of $3,879,000 for 2017, $4,932,000 for 2016, and $5,170,000 for 2015.  Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.
4 Net interest income includes accretion income of $1,393,000 for 2017, $1,857,000 for 2016, and $2,342,000 for 2015.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	2017 Compared to 2016			2016 Compared to 2015
	Total Increase	Change Attributable to		Total Increase	Change Attributable to
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment securities
Taxable	$1,256	$420	$836	$365	$278	$87
Tax-exempt	(397)	(301)	(96)	(662)	(497)	(165)
Federal funds sold	27	4	23	8	—	8
Time and interest-bearing deposits in other banks	455	(25)	480	235	42	193
Other investments	(11)	14	(25)	6	25	(19)
Loans, including fees	1,124	(443)	1,567	(2,890)	(1,638)	(1,252)
Total	2,454	(331)	2,785	(2,938)	(1,790)	(1,148)
Interest paid on:
Interest-bearing deposits	445	(180)	625	67	18	49
Securities sold under agreements to repurchase	(258)	(102)	(156)	(18)	43	(61)
Short-term FHLB advances	54	3	51	(33)	(65)	32
Long-term FHLB advances	(31)	(15)	(16)	2	(3)	5
Junior subordinated debentures	126	—	126	91	—	91
Total	336	(294)	630	109	(7)	116
Taxable-equivalent net interest income	$2,118	$(37)	$2,155	$(3,047)	$(1,783)	$(1,264)

NOTE:  Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

In year-over-year comparison, FTE net interest income increased $2.1 million primarily due to a $1.1 million increase in interest income on loans and an $859,000 increase in FTE interest income from investment securities. The average volume of investment securities increased $13.0 million in year-over-year comparison, and the average yield on investment securities increased 12 basis points for the same period. The average volume of loans decreased $8.2 million in year-over-year comparison, and the average yield on loans increased 12 basis points, from 5.35% to 5.47%. The average yield on earning assets increased 13 basis points in year-over-year comparison, from 4.46% at December 31, 2016 to 4.59% at December 31, 2017. Purchase accounting adjustments added 9 basis points to the average yield on loans for the year ended December 31, 2017 and 13 basis points for the year ended December 31, 2016. Net of purchase accounting adjustments, the average yield on earning assets increased 16 basis points, from 4.37% at December 31, 2016 to 4.53% at December 31, 2017. Interest expense increased $336,000 in year-over-year comparison. Increases in interest expense included a $445,000 increase in interest expense on deposits and a $126,000 increase in interest expense on junior subordinated debentures. These increases were partially offset by a $258,000 decrease in interest expense on repurchase agreements. The average rate paid on interest-bearing liabilities was 0.48% for the year ended December 31, 2017, compared to 0.43% for the year ended December 31, 2016. Purchase accounting adjustments added 3 basis points to the average rate paid on interest-bearing liabilities for the year ended December 31, 2017 and 2016. The FTE net interest margin increased 11 basis points, from 4.14% for the year ended December 31, 2016 to 4.25% for the year ended December 31, 2017. Net of purchase accounting adjustments, the FTE net interest margin increased 14 basis points, from 4.03% to 4.17% for the years ended December 31, 2016 and 2017, respectively.

FTE net interest income decreased $3.0 million from 2015 to 2016 primarily due to a $2.9 million decrease in interest income on loans. The average volume of loans decreased $28.1 million in year-over-year comparison, and the average yield on loans decreased 11 basis points, from 5.46% to 5.35%. The average volume of investment securities increased $861,000 in year-over-year comparison, and the average yield on investment securities decreased 8 basis points for the same period. The average yield on earning assets decreased in year-over-year comparison, from 4.59% at December 31, 2015 to 4.46% at December 31, 2016.

Purchase accounting adjustments added 12 basis points to the average yield on loans for the year ended December 31, 2016 and 17 basis points for the year ended December 31, 2015. Excluding purchase accounting adjustments, the average yield on earning assets decreased 10 basis points, from 4.47% at December 31, 2015 to 4.37% at December 31, 2016. Interest expense increased $109,000 in year-over-year comparison. Increases in interest expense included a $67,000 increase in interest expense on deposits and a $91,000 increase in interest expense on junior subordinated debentures. These increases were partially offset by a $33,000 decrease in interest expense on short-term FHLB advances and a $18,000 decrease in interest expense on securities sold under agreements to repurchase. The average rate paid on interest-bearing liabilities was 0.43% for the year ended December 31, 2016, compared to 0.42% for the year ended December 31, 2015. Purchase accounting adjustments added 3 basis points to the average rate paid on interest-bearing liabilities for the year ended December 31, 2016 and 2015. The FTE net interest margin decreased 8 basis points, from 4.28% for the year ended December 31, 2015 to 4.20% for the year ended December 31, 2016. Excluding purchase accounting adjustments, the FTE net interest margin decreased 11 basis points, from 4.14% to 4.03% for the years ended December 31, 2015 and 2016, respectively, primarily due to a decline in the average rate earned on loans and the decreased average volume of loans.

Noninterest Income
Noninterest income totaled $21.8 million at December 31, 2017 compared to $20.1 million at December 31, 2016 and $21.5 million at December 31, 2015.  Our recurring non-interest income includes service charges and fees on deposit accounts, ATM and debit card income and mortgage lending income.

Table 4 presents noninterest income for the years ended December 31, 2017, 2016 and 2015.

Table 4 Noninterest Income (in thousands)
	Year Ended December 31,
	2017	2016	2015
Service charges on deposit accounts	$9,724	$9,883	$9,754
ATM and debit card income	6,912	6,579	6,463
Mortgage lending	627	586	618
Increase in cash value of life insurance	261	315	331
Credit card interchange and merchant-related income	1,543	1,437	1,540
Letter of credit income	6	26	80
Gain on securities, net (non-operating)	347	20	1,243
Gain on sale of branches (non-operating)	744	—	—
Income from death benefit on BOLI (non-operating)	—	—	160
Other	1,617	1,260	1,291
Total noninterest income	$21,781	$20,106	$21,480

Income from service charges and fees on deposit accounts, including insufficient funds fees (“NSF” fees), decreased $159,000 in 2017 and increased $129,000 in 2016. ATM and debit card income increased $333,000 in 2017 and $116,000 in 2016. The increase in ATM and debit card income during 2017 and 2016 was a result of an increase in electronic transactions processed.  Other noninterest income increased $357,000 in 2017 and decreased $31,000 in 2016. The increase in 2017 was primarily due to a $231,000 increase in gain on sale of loans as well as a $178,000 increase in check cashing income.

Noninterest Expense
Noninterest expense totaled $80.5 million for the year ended December 31, 2017 compared to $68.6 million and $67.1 million for the years ended December 31, 2016 and 2015, respectively. Our recurring non-interest expense consists of salaries and employee benefits, occupancy expense, ATM and debit card expense and other operating expenses.

Table 5 presents noninterest expense for the years ended December 31, 2017, 2016 and 2015.

Table 5 Noninterest Expense (in thousands)
	Year Ended December 31,
	2017	2016	2015
Salaries and employee benefits	$32,377	$32,932	$32,036
Occupancy expense	13,851	14,630	15,052
ATM and debit card	2,721	3,239	2,951
Legal and professional fees	3,319	1,855	1,560
FDIC premiums	1,572	1,601	1,513
Marketing	1,197	1,523	1,564
Corporate development	1,016	1,572	1,531
Data processing	2,640	1,963	1,888
Printing and supplies	509	760	923
Expenses on ORE, net	517	389	267
Amortization of core deposit intangibles	1,106	1,107	1,106
Severance and retention accruals (non-operating)	1,512	—	—
One-time charge related to discontinued branch projects (non-operating)	465	—	—
One-time charge related to closure of branches (non-operating)	903	—	—
Write-down of assets held for sale (non-operating)	1,359	—	—
Loss on transfer of loans to held for sale (non-operating)	6,030	—	—
Regulatory remediation costs (non-operating)	2,628	—	—
Other	6,815	6,979	6,746
Total noninterest expense	$80,537	$68,550	$67,137

Total noninterest expense increased 17.5%, or $12.0 million, from 2016 to 2017 and increased 2.1%, or $1.4 million, from 2015 to 2016.  Nonoperating expenses in 2017 totaled $12.9 million and consisted of $1.5 million of severance and retention accruals, $465,000 of one-time charges related to discontinued branch projects, $903,000 of one-time charges related to the closure of branches, a $1.4 million write-down of assets held for sale, a $6.0 million loss on transfer of loans to held for sale and $2.6 million of regulatory remediation costs.

Excluding non-operating expenses, salaries and employee benefits decreased $555,000, or 1.7%, in 2017.  The number of employees on a full-time equivalent ("FTE") basis decreased by 68 during 2017, from 535 at year end 2016 to 467 at year end 2017, which is primarily attributable to the closure and sale of 9 branches during 2017. Salaries and employee benefits increased $896,000, or 2.8%, in 2016.  The number of employees on a FTE basis decreased by one during 2016, from 536 at year end 2015 to 535 at year end 2016. The increase in salaries and benefits costs during 2016 was partially due to $143,000 of sign-on bonuses related to recruiting new talent to the organization, including new producers in Texas and a new Chief Information Officer. Also contributing to the increase in salaries and employee benefits costs during 2016 was $223,000 of severance benefits accrued and a $349,000 increase in group health costs.

Excluding non-operating expenses, occupancy expenses decreased $779,000 in 2017 and decreased $422,000 in 2016.  The decrease in 2017 was primarily due to the closure and sale of 9 branches during 2017. The decrease in 2016 was primarily the result of lower lease expense and lower depreciation expense. Premises and equipment additions and leasehold improvements totaled approximately $3.8 million, $5.8 million and $5.4 million for the years 2017, 2016, and 2015, respectively.

ATM and debit card processing fees decreased $518,000 in 2017 and was primarily driven by a $315,000 decrease in losses on ATM/debit card processing. ATM and debit card processing fees increased $288,000 in 2016 and was primarily driven by a $231,000 increase in losses on ATM/debit card processing. Losses on ATM/debit card processing for the year ended December 31, 2015 included a $55,000 insurance reimbursement for losses sustained in 2014. Excluding this insurance reimbursement, losses on ATM/debit card processing increased $176,000 in 2016.

Excluding non-operating expenses, legal and professional fees increased $1.5 million in 2017 and increased $295,000 in 2016. The increase in 2017 was due to a $904,000 increase in legal fees and a $541,000 increase in outsourcing costs. The increase in legal fees is primarily due to the elevated level of non-performing loans. The increase in outsourcing costs is primarily due to costs related to internal audit services. The increase in 2016 was due to a $127,000 increase in legal fees, an $86,000 increase in consulting fees and an $85,000 increase in outsourcing costs. The increase in legal fees during 2016 was primarily due to our elevated levels of non-performing loans.

A reclassification of certain hosted services subscriptions from corporate development into data processing at the beginning of 2017 caused the fluctuations in those two expense categories during 2017.

During 2017, we had $12.9 million of non-operating noninterest expenses, including $1.5 million of severance and retention accruals, $465,000 of one-time charges related to discontinued branch projects, $903,000 of one-time charges related to the closure of branches, a $1.4 million write-down of assets held for sale, a $6.0 million loss on transfer of loans to held for sale and $2.6 million of regulatory remediation costs. Of the $1.5 million of severance and retention accruals, $1.0 million was the accrual of severance benefits resulting from the termination of an executive pursuant to an employment agreement. The remaining $475,000 of severance and retention accruals were recorded in connection with the closure and sale of branches that occurred during 2017. Also recorded as a result of the closure of branches were $903,000 of other charges, including lease termination costs and write-offs of leasehold improvements and furniture and equipment, and $1.4 million in write-downs on those branches that were owned and moved to held for sale. During the fourth quarter of 2017, we transferred approximately $15.7 million of loans to held for sale and recorded a $6.0 million loss to write those loans down to fair value. The $2.6 million of regulatory remediation costs incurred during 2017 were consulting and outsourcing costs for assistance in complying with terms of our regulatory written agreement.

Other noninterest expense decreased $268,000 in 2017 and included decreases of $159,000 in recruiting expense and $180,000 in directors' fees. The decreased expenses were partially offset by increases of $226,000 in appraisal fees and $320,000 in provision for unfunded lines and letters of credit. Other smaller decreases also contributed to the overall decrease in other noninterest expenses.

Other noninterest expense increased $233,000 in 2016 and consisted primarily of an increase of $191,000 in recruiting expense.

Income Taxes
Income tax expense decreased $6.5 million in 2017 and $726,000 in 2016. The decrease in 2017 was due to the income tax benefit of $2.6 million for the year ended December 31, 2017, compared with the income tax expense of $3.9 million for the same period in 2016. During the fourth quarter of 2017, we increased our income tax provision by $3.6 million to revalue our net deferred tax assets as a result of the federal corporate tax rate change. Our effective tax rate approximated 18%, 29%, and 29% in 2017, 2016 and 2015, respectively.  The effective tax rate for 2017 was impacted by the adjustment of our net deferred tax assets related to the reduction in the federal corporate tax rate under the Tax Cuts and Jobs Act. The impact of nontaxable municipal interest income and other tax considerations also contributed to lower effective tax rates for each of the three years presented in the Consolidated Statement of Earnings included in Item 8 of this filing.  The notes to the consolidated financial statements provide additional information regarding income tax considerations.

Balance Sheet Analysis

Investment Securities
Total investment securities decreased $49.8 million in 2017, from $440.1 million in 2016 to $390.2 million at December 31, 2017.  The decrease resulted primarily from $71.9 million in maturities and calls of securities and $20.2 million in sales of securities, which were offset by $45.9 million in purchases.  Average duration of the portfolio was approximately 3.2 years as of December 31, 2017 and the average taxable-equivalent yield was 2.67%.  For the year ended December 31, 2016, average duration of the portfolio was 3.2 years and the average taxable-equivalent yield was 2.55%.  Unrealized net losses before tax effect in the securities available-for-sale portfolio were $3.5 million at December 31, 2017, compared to $2.5 million at December 31, 2016.  These amounts resulted from interest rate fluctuations.

At December 31, 2017, approximately $259.5 million, or 83.9%, of the securities available-for-sale portfolio represented mortgage-backed securities and CMOs.  All of the mortgage-backed securities and CMOs are government agency sponsored with the exception of one privately issued CMO with a current market value of $7,000.  Risk due to changes in interest rates on mortgage-backed pools is monitored by monthly reviews of prepayment speeds, duration, and purchase yields as compared to current market yields on each security.  CMOs totaled $200.4 million and represented pools that each had a book value of less than 10% of stockholders' equity at December 31, 2017.  The mutual fund in the securities available-for-sale portfolio is a CRA Qualified Investment Fund.  The CRA Fund is a market-rate bond fund that invests in high credit quality fixed income securities whose proceeds are designed to positively impact communities throughout the United States. The fair value of the security at December 31, 2017 totaled $2.1 million. The fair value of our corporate debt securities at December 31, 2017 totaled $24.8 million. Of this total, $10.8 million represented senior debt instruments and $14.0 represented subordinated debt instruments. An additional 7.4% of the available-for-sale portfolio consisted of municipal securities.  At December 31, 2017, approximately $45.1 million, or 55.7%, of the held-to-maturity portfolio represented mortgage-backed securities and CMOs.  The remainder of the held-to-maturity portfolio, approximately $35.9 million, consisted of municipal securities.

Additional information on our investment securities portfolio is provided in Note 2 of the notes to consolidated financial statements.

Table 6 Carrying Value of Investment Securities December 31, (in thousands)
	2017	2016	2015	2014	2013
Available-for-sale securities
U. S. Government sponsored enterprises	$—	$—	$—	$10,227	$11,265
Obligations of state and political subdivisions	22,809	29,141	31,493	44,605	59,978
GSE mortgage-backed securities	59,124	73,578	87,038	109,103	145,965
Collateralized mortgage obligations: residential	198,155	220,202	192,088	60,839	70,887
Collateralized mortgage obligations: commercial	2,240	3,082	5,448	24,545	27,346
Other asset-backed securities	—	—	—	24,343	25,489
Collateralized debt obligation	—	—	—	1,218	735
Mutual funds	2,061	2,059	2,092	2,104	—
Corporate debt securities	24,802	13,811	—	—	—
Total available-for-sale securities	$309,191	$341,873	$318,159	$276,984	$341,665
Held-to-maturity securities
Obligations of state and political subdivisions	$35,908	$40,515	$43,737	$45,914	$47,377
GSE mortgage-backed securities	35,751	44,375	55,696	67,268	78,272
Collateralized mortgage obligations: residential	7,450	8,969	10,803	12,709	14,189
Collateralized mortgage obligations: commercial	1,943	4,352	6,556	15,310	15,685
Total held-to-maturity securities	$81,052	$98,211	$116,792	$141,201	$155,523
Total investment securities	$390,243	$440,084	$434,951	$418,185	$497,188

Table 7 Investment Securities Portfolio Debt Security Maturities and Average Taxable-Equivalent Yields At December 31, 2017 (dollars in thousands)
	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Securities available-for-sale:
Obligations of state and political subdivisions[1]	$1,136	6.02%	$1,931	6.43%	$1,763	3.42%	$17,979	4.43%	$22,809
GSE mortgage-backs and CMOs: residential	—	—%	—	—%	23,399	2.96%	233,880	2.65%	257,279
CMOs: commercial	—	—	—	—%	—	—	2,240	2.01%	2,240
Corporate debt securities	—	—%	6,665	5.89%	18,137	5.96%	—	—%	24,802
Total fair value	$1,136		$8,596		$43,299		$254,099		$307,130

	Within 1 Year		After 1 but Within 5 Years		After 5 but Within 10 Years		After 10 Years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Obligations of state and political subdivisions[1]	$1,201	2.59%	$5,395	2.73%	$11,124	3.31%	$18,188	3.35%	$35,908
GSE mortgage-backs and CMOs: residential	—	—%	—	—%	30,661	2.64%	12,540	1.80%	43,201
CMOs: commercial	—	—%	—	—%	—	—%	1,943	2.22%	1,943
Total cost	$1,201		$5,395		$41,785		$32,671		$81,052
 1 Tax exempt yields are expressed on a fully taxable equivalent basis.

Loan Portfolio
The loan portfolio decreased $100.7 million, or 7.8%, during 2017 primarily as a result of our focused efforts to decrease nonperforming loans, which also resulted in net charge-offs during 2017 of $27.7 million.  Decreases of $32.7 million, $26.3 million and $24.4 million were in the commercial real estate, consumer, and commercial portfolios, respectively. There were also decreases of $11.1 million and $10.7 million in residential real estate and construction loan portfolios, respectively.

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

The loan portfolio at December 31, 2017 consisted of approximately 32.7% in fixed rate loans, with the majority maturing within five years.  Approximately 67.3% of the portfolio earns a variable rate of interest, the greater majority of which adjusts simultaneous with changes in the Prime rate and a smaller portion that adjusts on a scheduled repricing date.  The mix of variable and fixed rate loans provides some protection from changes in market rates of interest.  Additionally, we have established rate floors, primarily for our commercial loans, that provided some protection to our net interest margin during the current sustained low interest rate environment.

Table 8 Composition of Loans December 31, (in thousands)
	2017	2016	2015	2014	2013
Commercial, financial, and agricultural	$435,207	$459,574	$454,028	$467,147	$403,976
Real estate – construction	90,287	100,959	74,952	68,577	82,691
Real estate – commercial	448,406	481,155	471,141	467,172	397,135
Real estate – residential	146,751	157,872	149,064	154,602	146,841
Installment loans to individuals	56,398	82,660	111,009	119,328	97,459
Lease financing receivable	732	1,095	1,968	4,857	5,542
Other	5,645	767	1,483	2,748	3,910
Total loans	$1,183,426	$1,284,082	$1,263,645	$1,284,431	$1,137,554

Table 9 Loan Maturities and Sensitivity to Interest Rates For the Year Ended December 31, 2017 (in thousands)
	Fixed and Variable Rate Loans at Stated Maturities				Amounts Over One Year With
	1 Year or Less	1 Year – 5 Years	Over 5 years	Total	Predetermined Rates	Floating Rates	Total
Commercial, financial, and agricultural	$35,680	$321,201	$78,326	$435,207	$150,383	$249,144	$399,527
Real estate – construction	1,440	62,889	25,958	90,287	37,462	51,385	88,847
Real estate – commercial	4,149	80,294	363,963	448,406	84,930	359,327	444,257
Real estate – residential	1,838	28,863	116,050	146,751	52,974	91,939	144,913
Installment loans to individuals	6,255	39,743	10,400	56,398	41,410	8,733	50,143
Lease financing receivable	—	124	608	732	732	—	732
Other	291	407	4,947	5,645	493	4,861	5,354
Total	$49,653	$533,521	$600,252	$1,183,426	$368,384	$765,389	$1,133,773

 Asset Quality

Credit Risk Management
We manage credit risk by observing written, board approved policies that govern all underwriting activities.  Our Chief Credit Officer (“CCO”) is responsible for credit underwriting as well as management of classified and criticized assets for the Bank.  The role of CCO includes on-going review and development of lending policies, commercial credit analysis, centralized consumer underwriting, loan operations documentation and funding, and overall credit risk management procedures.  The current risk management process requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by reviews performed by an independent loan reviewer and other validations performed by the internal audit department.  Completed loan applications, credit bureau reports, financial statements, and a committee approval process remain a part of credit decisions.  Documentation of the loan decision process is required on each credit application, whether approved or denied, to ensure thorough and consistent procedures.

Our loan review process also includes monitoring and reporting of loan concentrations whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At December 31, 2017, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  We define an energy loan as any loan where the borrower's ability to repay is disproportionately impacted by a prolonged downturn in energy prices. Under this definition, the Bank includes direct C&I loans to energy borrowers, as well as CRE loans, Residential Real Estate loans and loans to energy-related borrowers where the loan's primary collateral is cash and marketable securities. Although this definition has resulted in a lack of comparability with some other energy-related banks, management believes it to be the prudent approach to monitoring and managing the Bank's energy exposure. Our exposure in the oil and gas industry, as defined above, totaled approximately $179.7 million, or 15.2% of total loans.  The average loan size is approximately $419,000, and the average loan size per relationship is roughly $563,000.  Of the $179.7 million to borrowers in the oil and gas industry, $35.8 million or 19.9% were on nonaccrual status at December 31, 2017. We are closely monitoring the effects of the sustained decline in oil prices on our energy related loan portfolio.  We continue to communicate with our customers who provide valuable insight on the present energy cycle.  The energy reserve as a percentage of total energy loans was 6.6% at December 31, 2017. Energy-related charge-offs during 2017 totaled $12.7 million.

The federal banking agencies, including the OCC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital. Owner occupied loans are excluded from this second category. We monitor our exposure to each of these segments to ensure the concentration in consistent with our risk tolerance.  At December 31, 2017, loans for construction, land development and other land totaled approximately $90.3 million, or 45% of our bank's risk-based capital. Loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land totaled approximately $260.9 million at December 31, 2017, or 129% of our bank's risk-based capital.

Nonperforming Assets
Table 10 contains information about nonperforming assets, including loans past due 90 days or greater (“90 days or >”) and still accruing.

Table 10 Asset Quality Information December 31, (dollars in thousands)
	2017	2016	2015	2014	2013
Loans on nonaccrual	$49,278	$62,580	$50,051	$10,701	$5,099
Loans past due 90 days or > and still accruing	728	268	147	187	178
Total nonperforming loans	50,006	62,848	50,198	10,888	5,277
Nonperforming loans held for sale	5,067	—	—	—	—
Other real estate owned	2,001	2,175	4,187	4,234	6,687
Other assets repossessed	192	16	38	—	20
Total nonperforming assets	$57,266	$65,039	$54,423	$15,122	$11,984
Troubled debt restructurings, accruing (1)	$1,360	$152	$164	$176	$179
Nonperforming loans to total loans + ORE + other foreclosed assets	4.83%	5.06%	4.29%	1.17%	1.05%
Nonperforming assets to total assets	3.04%	3.35%	2.82%	0.78%	0.65%
ALLL to nonperforming loans	53.77%	38.78%	37.87%	103.10%	166.36%
ALLL to total loans	2.27%	1.90%	1.50%	0.87%	0.77%
 (1)Does not include $8.6 million, $25.1 million, $20.9 million, $234,000 and $233,000 of TDRs reported in nonaccrual loans at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Nonperforming assets totaled $57.3 million at December 31, 2017, a decrease of $7.7 million over the $65.0 million reported for year-end 2016.  The decrease resulted primarily from a $13.3 million decrease in nonaccrual loans, which was partially offset by a $5.1 million increase in nonperforming loans held for sale at December 31, 2017.  The allowance coverage for nonperforming loans increased during 2017, from 38.78% at December 31, 2016 to 53.77% at December 31, 2017.  Classified assets, including ORE, decreased $16.0 million or 11.9%, from $134.2 million at December 31, 2016 to $118.2 million at December 31, 2017. The decrease in classified assets was primarily due to the payoffs as well as charge-offs of loans in addition to the write down of some classified loans to fair value when they were transferred to held for sale. Year-to-date net charge-offs were 2.26% of average total loans as of December 31, 2017 compared to 0.41% as of December 31, 2016.  The ALL/total loans ratio improved by 37 basis points to 2.27% at December 31, 2017 compared to 1.90% at December 31, 2016 as a result of a $30.2 million provision for loan losses recorded during the year ended December 31, 2017.

Loans classified as TDRs totaled $9.9 million at December 31, 2017 compared to $25.3 million at December 31, 2016. These totals included $8.6 million and $25.1 million, respectively, of loans reported in nonaccrual loans. The decrease in loans from December 31, 2016 was primarily the result of $6.7 million in charge-offs of TDRs during 2017 as well as the payoff of $10.6 of TDRs during the year. These decreases were partially offset by $2.0 million of loans identified as TDRs during the year. Additional information regarding impaired loans and TDRs is included in the notes to the consolidated financial statements.

Consumer and commercial loans are placed on nonaccrual status when principal or interest is 90 days past due, or sooner if the full collectibility of principal or interest is doubtful, except if the underlying collateral fully supports both the principal and accrued interest and the loan is in the process of collection.  Our policy provides that unsecured retail (consumer) loans that become 90 days delinquent be routinely charged off.  Loans classified for regulatory purposes but not included in Table 10 do not represent material amounts that we have serious doubts as to the ability of the borrower to comply with loan repayment terms.  Further information regarding loan policy is provided in the notes to the consolidated financial statements.

Allowance for Loan Losses
Provisions totaling $30.2 million, $10.6 million, and $13.9 million, for the years 2017, 2016, and 2015, respectively, were considered necessary to bring the allowance for loan losses to a level we believe sufficient to cover probable losses in the loan portfolio.  Table 11 analyzes activity in the allowance for 2017, 2016, 2015, 2014, and 2013.

Table 11 Summary of Loan Loss Experience For the Year Ended December 31, (dollars in thousands)
	2017	2016	2015	2014	2013
Balance at beginning of year	$24,372	$19,011	$11,226	$8,779	$7,370
Charge-offs:
Commercial, financial, and agricultural	20,451	4,366	4,936	2,843	935
Real estate – construction	70	—	105	1	—
Real estate – commercial	6,648	218	183	93	18
Real estate – residential	543	24	87	273	129
Installment loans to individuals	1,165	1,407	1,263	706	824
Total charge-offs	28,877	6,015	6,574	3,916	1,906
Recoveries:
Commercial, financial, and agricultural	652	459	235	164	80
Real estate – construction	—	—	3	—	8
Real estate – commercial	162	123	26	407	29
Real estate – residential	105	5	12	47	39
Installment loans to individuals	274	189	183	120	109
Total recoveries	1,193	776	459	738	265
Net charge-offs	27,684	5,239	6,115	3,178	1,641
Additions to allowance charged to operating expenses	30,200	10,600	13,900	5,625	3,050
Balance at end of year	$26,888	$24,372	$19,011	$11,226	$8,779
Net charge-offs to average loans	2.26%	0.41%	0.47%	0.26%	0.15%
Year-end allowance to year-end loans	2.27%	1.90%	1.50%	0.87%	0.77%

Table 12 Allocation of Loan Loss by Category December 31, (dollars in thousands)
	2017		2016		2015		2014		2013
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and agricultural	$20,577	36.8	$16,057	35.8	$11,268	35.9	$5,729	36.4	$3,906	35.5
Real estate - construction	596	7.6	585	7.8	819	5.9	954	5.3	1,046	7.3
Real estate - commercial	3,893	37.9	5,384	37.5	4,614	37.3	2,402	36.4	1,389	34.9
Real estate - residential	837	12.4	940	12.3	816	11.8	810	12.0	1,141	12.9
Installment loans to individuals	957	4.8	1,395	6.4	1,468	8.8	1,311	9.3	1,273	8.6
Lease financing receivable	3	0.1	5	0.1	14	0.2	16	0.4	21	0.5
Other	25	0.4	6	0.1	12	0.1	4	0.2	3	0.3
	$26,888	100.0	$24,372	100.0	$19,011	100.0	$11,226	100.0	$8,779	100.0

Net charge-offs during 2017 totaled $27.7 million, compared to $5.2 million during 2016 and $6.1 million during 2015. The increase in net charge-offs during 2017 was primarily a result of energy related charge-offs totaling $12.7 million during 2017 as well as charge-offs of two real estate loans unrelated to energy that totaled $3.7 million.

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

Funding Sources

Deposits
As of December 31, 2017, total deposits decreased $99.7 million, or 6.3%, to $1.5 billion following an increase of $28.6 million in 2016. Noninterest-bearing deposits increased $1.6 million in 2017 to $416.5 million and represented 28.1% of total deposits at December 31, 2017, compared to 26.3% at December 31, 2016 and 24.1% at December 31, 2015.  During 2017, interest-bearing deposits in money market and savings accounts decreased $93.6 million and NOW account deposits decreased $37.8 million.  Time deposits, which are comprised mostly of certificates of deposits (“CDs”), increased $30.1 million in 2017, which was primarily attributable to a $45.8 million increase in brokered CDs.  The increase in total deposits during 2016 resulted primarily from increases of $40.7 million and $8.4 million in noninterest-bearing deposits and money market and savings accounts, respectively.  These decreases were partially offset by decreases of $17.6 million and $2.9 million in CDs and NOW accounts, respectively. Core deposits, defined as all deposits other than time deposits, remained strong at 87.6% of total deposits at year-end 2017 compared to 90.4% of total deposits at year-end 2016.  Core deposits totaled 89.1% of total deposits at year-end 2015.  To manage the net interest margin and core deposit balances, we typically offer low- to mid-market rates on CDs.  Additional information on deposits appears in the tables below and in the notes to the consolidated financial statements.

Table 13 Summary of Average Deposits (in thousands)
	2017		2016		2015
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
Noninterest-bearing demand deposits	$423,954	—	$390,585	—	$405,571	—
Interest-bearing deposits:
Savings, NOW, and money market	952,238	0.32%	1,014,772	0.29%	943,615	0.23%
Time deposits	168,766	0.65%	161,926	0.46%	226,188	0.61%
Total	$1,544,958	0.27%	$1,567,283	0.23%	$1,575,374	0.23%

Table 14 Maturity Schedule Time Deposits of $250,000 or More December 31, (in thousands)
	2017	2016	2015
3 months or less	$8,346	$9,785	$10,765
Over 3 months through 6 months	4,934	7,730	8,689
Over 6 months through 12 months	6,095	9,052	10,932
Over 12 months	6,610	5,244	7,059
Total	$25,985	$31,811	$37,445

Borrowed Funds
As of December 31, 2017, we had securities sold under repurchase agreements totaling $67.1 million and no federal funds purchased.  At December 31, 2016, we had $94.5 million in securities sold under repurchase agreements and no federal funds purchased.  Retail repurchase agreements, included in securities sold under agreements to repurchase, decreased $14.9 million, from $82.0 million at December 31, 2016 to $67.1 million at December 31, 2017.  Also included in securities sold under agreements to repurchase at December 31, 2016 was a $12.5 million reverse repurchase agreement we entered into with Citigroup Markets, Inc. (“CGMI”) in July of 2007 to meet liquidity demands.  Under the terms of the agreement, interest was payable at a fixed rate of 4.57% for the remainder of the term.  The security was repurchased on August 9, 2017.

Long-term FHLB-Dallas advances totaled $10.0 million at December 31, 2017, compared to $25.4 million at December 31, 2016.  Long-term FHLB advances at December 31, 2017 consisted of one advance that matures in January 2019 and bears a fixed interest rate of 1.985%.  Short-term FHLB-Dallas advances totaled $40.0 million at December 31, 2017. There were no short-term FHLB-Dallas advances outstanding at December 31, 2016. Short-term FHLB advances at December 31, 2017 consisted of two FHLB advances with a maturity of 1 month at a fixed interest rate of 1.59%. The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans.

A description of the junior subordinated debentures outstanding as of December 31, 2017 is as follows:

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

In 2017, 2016, and 2015, we did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or FRB discount window that exceeded 30% of our stockholders’ equity for such year.

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

At December 31, 2017, the Company and the Bank were in compliance with statutory minimum capital requirements.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 6.0%, common equity Tier 1 capital not less than 4.5% and a leverage ratio (Tier 1 capital to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  In addition, the OCC has established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 leverage ratio of at least 8%, and a total risk-based capital ratio of at least 12%. As of December 31, 2017, the Company’s leverage ratio was 12.53% compared to 10.11% at December 31, 2016.  Tier 1 capital to risk weighted assets was 16.51% and 13.02% for 2017 and 2016, respectively.  Total capital to risk weighted assets was 17.77% and 14.28%, respectively, for the same periods.  Common equity Tier 1 capital to risk weighted assets was 12.10% and 8.81%, respectively, for the same periods. For regulatory purposes, Tier 1 Capital includes $21.5 million of the junior subordinated debentures issued by the Company.  For financial reporting purposes, these funds are included as a liability under GAAP.  The Bank’s leverage ratio was 9.86% and 9.32% at December 31, 2017 and 2016, respectively.

The FDIC Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates.  The Bank was classified as “well capitalized” as of December 31, 2017.

As discussed under the heading Balance Sheet Analysis - Securities, $3.4 million in unrealized losses on securities available-for-sale, less a deferred tax asset of $713,000, was recorded as a reduction to stockholders’ equity as of December 31, 2017.  In addition, the effective portion of the gain or loss of our derivative instruments designated as cash flow hedges is recorded as a component of other comprehensive income. As of December 31, 2017, a $1.1 million gain on our derivative instruments designated as cash flow hedges, less a deferred tax liability of $227,000, was recorded as an addition to stockholders' equity. As of December 31, 2016, $2.5 million in unrealized losses on securities available-for-sale, less a deferred tax asset of $890,000, was recorded as an addition to stockholders’ equity.  As of December 31, 2016, a $989,000 gain on our derivative instruments designated as cash flow hedges, less a deferred tax liability of $346,000, was recorded as an addition to stockholders' equity. While the net unrealized gain or loss on securities available-for-sale and the fair vale of derivative instruments designated as cash flow hedges are required to be reported as a separate component of stockholders' equity, they do not affect operating results or regulatory capital ratios.  The net unrealized gains and losses reported for December 31, 2017 and 2016, however, did affect the equity-to-assets ratio for financial reporting purposes.  The ratio of equity-to-assets was 13.50% at December 31, 2017 and 11.03% at December 31, 2016.

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

This data, combined with additional assumptions including repricing rates and payment characteristics, were used to perform instantaneous parallel rate shift, gradual parallel rate shift, and alternate rate shift simulations.  Instantaneous parallel rate shifts are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount.  Gradual parallel rate shifts are called "Ramps" and reflect incremental rate increases over a 12 month period. Alternate rate shifts include floor rates that generally provide more realistic projections of changes in net interest income and market risk, although given the current low rate environment deposits costs are overstated in a down 100 basis point scenario as the model does not currently allow for negative interest rates. Results of the simulations were compared to a base case scenario that provided projected net interest income over the next 12 months with no change in the balance sheet.  The estimated percentage changes in projected net interest income due to changes in interest rates of alternate down 100 basis points, ramp up 100, parallel up 200, and up 300 basis points as determined through the simulations are detailed below.  At December 31, 2017, the interest rate risk model results were within policy guidelines and indicated that our balance sheet is slightly liability sensitive over a one year period.  The results of the interest rate risk modeling are reviewed by ALCO and discussed quarterly at Funds Management committee meetings of our Board of Directors. The model captures data directly from our operating system along with additional information regarding rates and prepayment characteristics to construct an analysis that presents differences in repricing, cash flows and the maturity characteristics of earning assets and interest-bearing liabilities for selected time periods. As a result of an independent non-maturity deposit study commissioned in 2016, we updated our deposit beta assumptions, which are correlation assumptions between deposit rates and market rates, in rising rate scenarios on a consolidated basis from 40% to 60%. The actual deposit betas experienced in a rising rate scenario could be materially different from those assumed in the model, and therefore actual net income could be materially different from estimated net interest income indicated in the table below.

Net Interest Income at Risk in Year 1
Changes in Interest Rates	Estimated Increase / Decrease in NII at December 31, 2017
Shock Up 300 basis points	(1.38)%
Shock Up 200 basis points	(1.49)%
Ramp Up 100 basis points	(0.60)%
Alternate Down 100 basis points	(2.95)%

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $66.2 million in projected cash flows from securities repayments during 2018 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of December 31, 2017, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $10.0 million at December 31, 2017 and consisted of a fixed rate advance that matures in January 2019 and bears a fixed interest rate of 1.985%.  Short-term FHLB advances at December 31, 2017 totaled $40.0 million and consisted of two FHLB advances with a maturity of 1 month at a fixed interest rate of 1.59%. The Bank has the ability to post additional collateral of approximately $210.6 million if necessary to meet liquidity needs.  Additionally, $171.1 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.  Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $237.8 million at December 31, 2017.  Additional unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

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

On June 13, 2017, the Company completed the sale of 4,583,334 shares of its common stock pursuant to an underwritten public offering, and on July 11, 2017, the Company completed the sale of an additional 516,700 shares of common stock, pursuant to the partial exercise of the option to purchase additional shares granted to the underwriter. After deducting the underwriting discount and costs associated with the capital raise, the offering resulted in net proceeds of $57.2 million. The Company, subject to regulatory approval, intends to use $32.0 million of the net proceeds to redeem all of the outstanding Series B Preferred Stock issued to the U.S. Treasury as a result of its participation in the SBLF. The Company intends to use the remaining portion of the net proceeds to enhance its capital structure, to fund future organic growth, for working capital, and other general corporate purposes.

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series B and Series C Preferred Stock and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001.  In August 2014, we paid off the $7.2 million junior subordinated debenture.  In December 2012, we acquired $13.9 million in unsecured junior subordinated debentures from PSB Financial Corporation.  The terms of the junior subordinated debentures are described in the notes to the consolidated financial statements.  Dividends from the Bank totaling $4,000,000 provided additional liquidity prior to the capital raise for the Company to meet interest and dividend payments. Dividends totaling $9,000,000 were paid by the Bank to the Company in 2016.  Due to the loss reported for the year ended December 31, 2017, we currently do not have the ability to approve dividends from the Bank to the Company without prior approval from the OCC.  At December 31, 2017, the parent company had approximately $50.2 million cash available for general corporate purposes, including injecting capital into the Bank.  As a publicly traded company, the Company also has the ability, subject to market conditions, to issue additional shares of common stock, preferred stock and other securities to provide funds as needed for operations and future growth of the Company and the Bank.

Dividends
The primary source of cash dividends on the Company's common stock is dividends from the Bank. Due to the loss reported for the year ended December 31, 2017, we currently do not have the ability to pay dividends from the Bank to the Company without prior approval from the OCC.  For additional information regarding restrictions on our ability to pay dividends see Part II, Item 5 under the heading “Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.”

Cash dividends totaling $3.7 million and $4.1 million were declared to common stockholders during 2017 and 2016, respectively. Dividends declared on our Series B preferred stock totaled $2.8 million and $2.5 million during 2017 and 2016, respectively. Dividends declared on our Series C preferred stock totaled $362,000 and $365,000 during 2017 and 2016, respectively.

Off Balance Sheet Arrangements and Other Contractual Obligations

In the normal course of business we use various financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.  We did not have an average balance in any category of short-term borrowings detailed below in 2017, 2016, or 2015 that exceeded 30% of our stockholders’ equity for such year.  Additional information regarding contractual obligations appears in the notes to the consolidated financial statements.  The following table presents significant contractual obligations as of December 31, 2017.

Table 16 Contractual Obligations December 31, 2017 (in thousands)
	Payment due by period
		1 year	> 1-3	> 3-5	More than
	Total	or less	years	years	5 years
Time deposits	$182,281	$97,604	$72,983	$11,692	$2
Short-term FHLB advances	40,000	40,000	—	—	—
Long-term debt obligations	32,188	—	10,021	—	22,167
Retail repurchase agreements	67,133	67,133	—	—	—
Operating lease obligations	12,815	1,814	3,636	1,908	5,457
Total	$334,417	$206,551	$86,640	$13,600	$27,626

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

Table 17 Reconciliation of Non-GAAP Financial Measures (in thousands except per share data)
		Year Ended December 31,
		2017	2016	2015
Core Net Interest Margin

Net interest income (FTE)		$75,382	$73,264	$76,311
Less purchase accounting adjustments		(1,393)	(1,857)	(2,342)
Core net interest income, net of purchase accounting adjustments	A	$73,989	$71,407	$73,969

Total average earning assets		$1,772,103	$1,770,796	$1,783,824
Add average balance of loan valuation discount		1,605	2,799	4,507
Average earnings assets, excluding loan valuation discount	B	$1,773,708	$1,773,595	$1,788,331

Core net interest margin	A/B	4.17%	4.03%	4.14%

Diluted (Loss) Earnings Per Share, Operating

Diluted (loss) earnings per share		$(1.06)	$0.58	$0.90
Effect of net gain on sales of securities		(0.01)	—	(0.07)
Effect of income from death benefit on bank owned life insurance		—	—	(0.01)
Effect of gain on sale of branches		(0.04)	—	—
Effect of severance and retention accruals		0.07	—	—
Effect of one-time charge related to discontinued branch projects		0.02	—	—
Effect of one-time charge related to closure of branches		0.04	—	—
Effect of write-down of assets held for sale		0.06	—	—
Effect of loss on transfer of loans to held for sale		0.28	—	—
Effect of regulatory remediation costs		0.12	—	—
Effect of write-down of net deferred tax asset resulting from the Tax Cuts and Jobs Act		0.25	—	—
Diluted (loss) earnings per share, operating		$(0.27)	$0.58	$0.82

Operating (Loss) Earnings Available to Common Shareholders

Net (loss) earnings available to common shareholders		$(15,003)	$6,578	$10,330
Effect of net gain on sales of securities, after-tax		(226)	(13)	(808)
Effect of income from death benefit on bank owned life insurance		—	—	(160)
Effect of gain on sale of branches, after-tax		(484)	—	—
Effect of severance and retention accruals, after-tax		983	—	—
Effect of one-time charge related to discontinued branch projects, after-tax		302	—	—
Effect of one-time charge related to closure of branches, after-tax		587	—	—
Effect of write-down of assets held for sale, after-tax		883	—	—
Effect of loss on transfer of loans to held for sale, after-tax		3,920	—	—
Effect of regulatory remediation costs, after-tax		1,708	—	—
Effect of write-down of net deferred tax asset resulting from the Tax Cuts and Jobs Act		3,595	—	—
Operating (loss) earnings available to common shareholders		$(3,735)	$6,565	$9,362

	Year Ended December 31,
	2017	2016	2015
Operating Return on Average Assets

Return on average assets	(0.78)%	0.34%	0.53%
Effect of non-operating revenues and expenses	0.59%	—%	(0.05)%
Operating return on average assets	(0.19)%	0.34%	0.48%

Operating Return on Average Equity

Return on average equity	(7.32)%	3.73%	6.00%
Effect of non-operating revenues and expenses	5.50%	—%	(0.56)%
Operating return on average equity	(1.82)%	3.73%	5.44%

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Information regarding market risk appears under the heading “Funding Sources – Asset Liability Management and Interest Rate Sensitivity” under Item 7 – Management’s Discussion and Analysis of Financial Position and Results of Operations included in this filing.

Item 8 – Financial Statements and Supplementary Data

Consolidated Balance Sheets
December 31, 2017 and 2016
(dollars in thousands, except share data)
	2017	2016
Assets
Cash and due from banks, including required reserves of $6,741 and $6,669, respectively	$34,775	$31,687
Interest-bearing deposits in banks	114,839	47,091
Federal funds sold	3,350	3,450
Securities available-for-sale, at fair value (cost of $312,584 and $344,416 at December 31, 2017 and 2016, respectively)	309,191	341,873
Securities held-to-maturity (estimated fair value of $80,920 and $98,261 at December 31, 2017 and 2016, respectively)	81,052	98,211
Other investments	12,214	11,355
Loans held for sale	15,737	—
Loans	1,183,426	1,284,082
Allowance for loan losses	(26,888)	(24,372)
Loans, net	1,156,538	1,259,710
Bank premises and equipment, net	59,057	68,954
Accrued interest receivable	8,283	7,576
Goodwill	42,171	42,171
Intangibles	3,515	4,621
Cash surrender value of life insurance	14,896	14,335
Other real estate	2,001	2,175
Assets held for sale	3,572	—
Other assets	19,961	10,131
Total assets	$1,881,152	$1,943,340

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$416,547	$414,921
Interest-bearing	1,063,142	1,164,509
Total deposits	1,479,689	1,579,430
Securities sold under agreements to repurchase	67,133	94,461
Short-term Federal Home Loan Bank advances	40,000	—
Long-term Federal Home Loan Bank advances	10,021	25,424
Junior subordinated debentures	22,167	22,167
Other liabilities	8,127	7,482
Total liabilities	1,627,137	1,728,964
Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at December 31, 2017 and 2016	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 89,875 and 91,098 shares issued and outstanding at December 31, 2017 and 2016, respectively	8,987	9,110
Common stock, $0.10 par value; 30,000,000 shares authorized, 16,548,829 and 11,362,716 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,655	1,136
Additional paid-in capital	168,412	111,166
Unearned ESOP shares	(937)	(1,233)
Accumulated other comprehensive loss	(1,828)	(1,010)
Retained earnings	45,726	63,207
Total stockholders’ equity	254,015	214,376
Total liabilities and stockholders’ equity	$1,881,152	$1,943,340

See notes to consolidated financial statements.

Consolidated Statements of Operations
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except per share data)
	2017	2016	2015
Interest income:
Loans, including fees	$68,708	$67,584	$70,474
Investment securities:
Taxable	9,180	7,924	7,559
Nontaxable	1,498	1,756	2,188
Other interest income	1,237	766	517
Total interest income	80,623	78,030	80,738

Interest expense:
Deposits	4,099	3,654	3,587
Short-term borrowings	762	966	1,017
Long-term borrowings	335	366	364
Junior subordinated debentures	830	704	613
Total interest expense	6,026	5,690	5,581

Net interest income	74,597	72,340	75,157
Provision for loan losses	30,200	10,600	13,900
Net interest income after provision for loan losses	44,397	61,740	61,257

Noninterest income:
Service charges on deposit accounts	9,724	9,883	9,754
ATM and debit card income	6,912	6,579	6,463
Gain on securities, net	347	20	1,243
Gain on sale of branches	744	—	—
Other charges and fees	4,054	3,624	4,020
Total noninterest income	21,781	20,106	21,480

Noninterest expenses:
Salaries and employee benefits	33,889	32,932	32,036
Occupancy expense	15,670	14,630	15,052
ATM and debit card expense	2,721	3,239	2,951
Loss on transfer of loans to held for sale	6,030	—	—
Other	22,227	17,749	17,098
Total noninterest expense	80,537	68,550	67,137
(Loss) income before income taxes	(14,359)	13,296	15,600
Income tax (benefit) expense	(2,598)	3,857	4,583
Net (loss) earnings	(11,761)	9,439	11,017
Dividends on preferred stock	3,242	2,861	687
Net (loss) earnings available to common stockholders	$(15,003)	$6,578	$10,330

(Loss) earnings per common share:
Basic	$(1.06)	$0.58	$0.91
Diluted	$(1.06)	$0.58	$0.90

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income
Years Ended December 31, 2017, 2016 and 2015
(in thousands)
	2017	2016	2015
Net (loss) earnings	$(11,761)	$9,439	$11,017
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during the year	(503)	(3,307)	(2,369)
Less: reclassification adjustment for net gains on sales of securities available-for-sale	(347)	(20)	(1,243)
Net change in unrealized losses on securities available-for-sale	(850)	(3,327)	(3,612)
Unrealized gain on derivative instruments designated as cash flow hedges:
Unrealized holdings gains on derivatives arising during the period	106	989	—
Less: reclassification adjustment for gains on derivative instruments	(17)	—	—
Net change in unrealized gain on derivative instruments	89	989	—
Total other comprehensive loss, before tax	(761)	(2,338)	(3,612)
Income tax effect related to items of other comprehensive loss	267	819	1,264
Total other comprehensive loss, net of tax	(494)	(1,519)	(2,348)
Total comprehensive (loss) income	$(12,255)	$7,920	$8,669

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share and per share data)
	Preferred Stock		Common Stock		Surplus	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2014	125,680	$41,368	11,491,703	$1,149	$112,744	$(250)	$2,857	$(3,295)	$54,439	$209,012
Net earnings	—	—	—	—	—	—	—	—	11,017	11,017
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(320)	(320)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	—	(367)	(367)
Dividends on common stock - $0.36 per share	—	—	—	—	—	—	—	—	(4,075)	(4,075)
Conversion of Series C preferred stock to common stock	(2,480)	(248)	13,759	1	247	—	—	—	—	—
Reclassification of treasury stock per the LCBA	—	—	(150,967)	(15)	(3,280)	—	—	3,295	—	—
Exercise of stock options	—	—	7,655	1	98	—	—	—	—	99
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	—	—	—	—	420	—	—	—	—	420
Tax benefit for dividends paid to the ESOP	—	—	—	—	187	—	—	—	—	187
Increase in ESOP obligation, net of repayments	—	—	—	—	—	(843)	—	—	—	(843)
Stock option and restricted stock compensation expense	—	—	—	—	355	—	—	—	—	355
Change in accumulated other comprehensive income/loss	—	—	—	—	—	—	(2,348)	—	—	(2,348)
Balance December 31, 2015	123,200	41,120	11,362,150	1,136	110,771	(1,093)	509	—	60,694	213,137
Net earnings	—	—	—	—	—	—	—	—	9,439	9,439
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(2,496)	(2,496)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	—	(365)	(365)
Dividends on common stock - $0.36 per share	—	—	—	—	—	—	—	—	(4,065)	(4,065)
Conversion of Series C preferred stock to common stock	(102)	(10)	566	—	10	—	—	—	—	—
Tax benefit resulting from distribution from Directors Deferred Compensation Plan	—	—	—	—	127	—	—	—	—	127
Tax benefit for dividends paid to the ESOP	—	—	—	—	154	—	—	—	—	154
Increase in ESOP obligation, net of repayments	—	—	—	—	—	(140)	—	—	—	(140)
Stock option and restricted stock compensation expense	—	—	—	—	210	—	—	—	—	210
ESOP compensation expense	—	—	—	—	(106)	—	—	—	—	(106)
Change in accumulated other comprehensive income/loss	—	—	—	—	—	—	(1,519)	—	—	(1,519)
Balance December 31, 2016	123,098	41,110	11,362,716	1,136	111,166	(1,233)	(1,010)	—	63,207	214,376
Net loss	—	—	—	—	—	—	—	—	(11,761)	(11,761)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(2,880)	(2,880)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	—	(362)	(362)
Dividends on common stock - $0.20 per share	—	—	—	—	—	—	—	—	(2,802)	(2,802)
Conversion of Series C preferred stock to common stock	(1,223)	(123)	6,791	1	122	—	—	—	—	—
Issuance of common stock, net of offering expenses of $683	—	—	5,100,034	510	56,641	—	—	—	—	57,151
Restricted stock grant	—	—	58,090	6	(6)	—	—	—	—	—
Vested restricted stock	—	—	700	—	—	—	—	—	—	—
Exercise of stock options	—	—	20,498	2	264	—	—	—	—	266
ESOP shares released for allocation	—	—	—	—	—	296	—	—	—	296
Stock option and restricted stock compensation expense	—	—	—	—	163	—	—	—	—	163
ESOP compensation expense	—	—	—	—	62	—	—	—	—	62
Tax Cuts and Jobs Act of 2017, reclassification from AOCI to retained earnings	—	—	—	—	—	—	(324)	—	324	—
Change in accumulated other comprehensive income/loss	—	—	—	—	—	—	(494)	—	—	(494)
Balance December 31, 2017	121,875	$40,987	16,548,829	$1,655	$168,412	$(937)	$(1,828)	$—	$45,726	$254,015
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(in thousands)
	2017	2016	2015
Cash flows from operating activities:
Net (loss) earnings	$(11,761)	$9,439	$11,017
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	5,660	5,920	6,168
Accretion of purchase accounting adjustments	(287)	(750)	(1,235)
Provision for loan losses	30,200	10,600	13,900
Deferred tax benefit	(879)	(1,582)	(1,785)
Amortization of premiums on securities, net	2,826	2,963	2,815
Accretion of other investments	—	—	(1)
Net (gain) loss on sale of other real estate	(18)	57	1
Net write down of other real estate owned	422	130	111
Net loss (gain) on sale/disposal of premises and equipment	550	(35)	(24)
Write down of assets held for sale	1,359	—	—
Loss on transfer of loans to held for sale	6,030	—	—
Income recognized from death benefit on bank owned life insurance	—	—	(160)
Stock-based compensation expense	163	210	355
Net excess tax benefit from stock-based compensation	397	281	607
ESOP compensation expense	62	(106)	—
Net gain on sale of investment securities	(347)	(20)	(1,243)
Change in accrued interest receivable	(707)	(982)	41
Change in accrued interest payable	(31)	(9)	(114)
Change in other assets and liabilities, net	(7,538)	1,008	(661)
Net cash provided by operating activities	26,101	27,124	29,792
Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	56,452	68,696	70,934
Proceeds from maturities and calls of securities held-to-maturity	15,417	17,589	23,288
Proceeds from sale of securities available-for-sale	16,979	6,803	40,277
Proceeds from sale of security held-to-maturity	887	—	—
Purchases of securities available-for-sale	(43,223)	(104,491)	(156,449)
Proceeds from redemption of other investments	57	600	2,180
Purchases of other investments	(916)	(767)	(3,377)
Proceeds from bank owned life insurance death benefit	—	—	498
Net change in loans	50,544	(25,698)	14,480
Purchases of premises and equipment	(3,756)	(5,823)	(5,374)
Proceeds from sale of premises and equipment	2,075	89	83
Proceeds from sale of other real estate owned	1,763	3,170	1,514
Purchase of other real estate owned	—	—	(351)
Net cash provided by (used in) investing activities	96,279	(39,832)	(12,297)
Cash flows from financing activities:
Change in deposits	(99,741)	28,615	(34,285)
Change in securities sold under agreements to repurchase	(27,328)	8,504	23,859
Borrowings on Federal Home Loan Bank advances	90,000	25,000	150,000
Repayments of Federal Home Loan Bank advances	(65,046)	(50,068)	(150,064)
Proceeds from exercise of stock options	266	—	99
Proceeds from issuance of common stock	57,834	—	—
Stock offering expenses	(683)	—	—
Payment of dividends on preferred stock	(3,242)	(2,221)	(689)
Payment of dividends on common stock	(3,704)	(4,095)	(4,086)
Net cash (used in) provided by financing activities	(51,644)	5,735	(15,166)
Net increase (decrease) in cash and cash equivalents	70,736	(6,973)	2,329
Cash and cash equivalents, beginning of year	82,228	89,201	86,872
Cash and cash equivalents, end of year	$152,964	$82,228	$89,201
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2017, 2016 and 2015
(in thousands)
	2017	2016	2015
Supplemental cash flow information:
Interest paid	$6,057	$5,700	$5,695
Income taxes paid	2,500	4,473	6,641
Noncash investing and financing activities:
Change in accrued common stock dividends	(858)	—	(10)
Change in accrued preferred stock dividends	(1)	640	(3)
Net change in loan to ESOP	296	(140)	(843)
Change in unrealized gains/losses on securities available-for-sale, net of tax	(552)	(2,162)	(2,348)
Change in unrealized gains on derivative instruments, net of tax	58	642	—
Transfer of loans to other real estate	1,993	1,345	1,228
Transfer of loans to held for sale	15,737	—	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of MidSouth Bancorp, Inc. (the “Company”) and its wholly owned subsidiary MidSouth Bank, N.A. (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.  We are subject to regulation under the Bank Holding Company Act of 1956.  The Bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

Investment Securities—We determine the appropriate classification of debt securities at the time of purchase and reassesses this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. We had no trading account securities during the three years ended December 31, 2017. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Amortization, accretion, and accrued interest are included in interest income on securities. Realized gains and losses on the sale of investment securities are included in earnings and are determined using the specific-identification method.

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

Loans Held For Sale—Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or estimated fair value.  Fair value is based on commitments from investors or prevailing market prices. Gains and losses on sales are recorded in noninterest income or expense.

Loans—Loans that we have the intent and ability to hold for the foreseeable future or until maturity are reported at the principal amount outstanding, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on commercial and real estate mortgage loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding. Unearned income on installment loans is credited to operations based on a method which approximates the interest method. The special assets and the collections departments are responsible for validating loans past due for reporting purposes.  Once loans are determined to be past due, both departments actively works with customers to bring loans back to current status.

We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans above a specific threshold classified as special mention, substandard, or doubtful, based on credit risk rating factors, are reviewed for potential impairment.  Our impaired loans include troubled debt restructurings and performing and nonperforming major loans in which full payment of principal or interest is not expected. All TDRs, regardless of the outstanding balance, are reviewed for potential impairment. We calculate the allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  A loan may be impaired but not on nonaccrual status when available information suggests that it is probable the Bank may not receive all contractual principal and interest, however, the loan is still current and payments are received in accordance with the terms of the loan. Payments received for impaired loans not on nonaccrual status are applied to principal and interest.

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

Our Credit Risk Committee meets monthly to review loans with adverse classifications.  Loans greater than or equal to $1,000,000 with adverse classifications are reviewed monthly; loans between $250,000 and $1,000,000 with adverse classifications are reviewed quarterly. Loan officers, loan review officers, and special assets officers contribute updated information on each credit, reviewing potential declines or improvements in the borrower’s repayment ability and our collateral position.  If deterioration in our collateral position is determined, additional discounts may be applied to the impairment analysis before the new appraisal is received.  The committee makes a determination of whether the loans reviewed have reached a point of collateral dependency and sufficient doubt exists as to collectibility.  As a matter of policy, loans are placed on nonaccrual status when, in the judgment of committee members, the probability of collection of interest is deemed insufficient to warrant further accrual.  For loans placed on nonaccrual status, the accrual of interest is discontinued and subsequent payments received are applied to the principal balance.  Interest income is recorded after principal has been satisfied and as payments are received.  Additionally, loans may be placed on nonaccrual status when the loan becomes 90 days past due and any of the following conditions exist: it becomes evident that the borrower will not make payments or will not or cannot meet the Bank’s terms for the renewal of a matured loan, full repayment of principal and interest is not expected, the loan has a credit risk rating of substandard, the borrower files bankruptcy and an approved plan of reorganization or liquidation is not anticipated in the near future, or foreclosure action is initiated.  When a loan is placed on nonaccrual status, previously accrued but unpaid interest for the current year is deducted from interest income.  Prior year unpaid interest is charged to the allowance for loan losses.  Some loans may continue accruing after 90 days if the loan is in the process of renewing, being paid off, or the underlying collateral fully supports both the principal and accrued interest and the loan is in the process of collection.

Nonaccrual loans may be returned to accrual status if all principal and interest amounts contractually owed are reasonably assured of repayment within a reasonable period and there is a period of at least six months to one year of repayment performance by the borrower depending on the contractual payment terms.  When loans are returned to accrual status, interest income that was previously applied to the principal balance is not reversed but is recognized into interest income as an adjustment to the yield over the remaining life of the loan. Our Director of Special Assets and CCO must approve the return of loans to accrual status as well as exceptions to any requirements of the non-accrual policy.

Generally, commercial, financial, and agricultural loans; construction loans; commercial real estate loans; consumer loans; and finance leases which become 90 days delinquent are either in the process of collection through repossession or foreclosure or are deemed currently uncollectible. The portion of loans deemed currently uncollectible, due to insufficient collateral, are charged-off against the allowance for loan losses. All loans requested to be charged-off must be specifically authorized by the Director of Special Assets and the CCO.  Requests may be initiated by collection personnel, bank counsel, loan review, and lending personnel.  Charge-offs will be reviewed by the Director of Special Assets and the CCO to ensure the propriety and accuracy of charge-off recommendations.  Factors considered when determining loan collectibility and amount to be charged off for all segments in our loan portfolio include delinquent principal or interest repayment, the ability of borrower to make future payments, collateral value of outstanding debt, and the adequacy of guarantors support.  It is the responsibility of the Director of Special Assets to report all charge-offs to the Credit Risk Committee for ratification.

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

Management and the Board of Directors believe the allowance for loan losses is appropriate at December 31, 2017.  While determination of the allowance for loan losses is based on available information at a given point in time, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

Assets Held For Sale—Branch closures are evaluated to determine if the related land, buildings and building improvements should be transferred to assets held for sale in accordance with FASB ASC Topic 360, “Property, Plant and Equipment.” The property is transferred to assets held for sale at the lower of its carrying value or fair value less cost to sell. An impairment loss is recorded at the time of transfer if the carrying value of the assets exceeds the fair value. Impairment losses are recorded as non-interest expense.

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

Derivatives Not Designated as Hedging Relationships

The Company offers certain derivative instruments directly to qualified commercial lending clients seeking to manage their interest rate risk. These derivative instruments, including interest rate swap agreements, are not designated for hedge accounting and changes in fair value are recognized in earnings immediately. Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional balance of interest rate swap agreements held by the Company at December 31, 2017 and 2016 was minimal and not material to the consolidated balance sheets.

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

Stock-Based Compensation—We expense stock-based compensation based upon the grant date fair value of the related equity award over the requisite service period of the employee. The Company accounts for stock-based forfeitures as they occur.

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

Recent Accounting Pronouncements — ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments was issued with the intention of improving financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets not recorded at fair value based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will be required to be implemented through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are effective. The effective date of this Update is for fiscal years beginning on or after December 15, 2019. The Company is evaluating the impact that ASU 2016-13 will have on its financial position, results of operations, and its financial statement disclosures. The Company is in the process of implementing a new software program to assist in complying with the new standard.

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

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities was issued in response to diversity in practice in the amortization period for premiums of callable debt securities and in how the potential for exercise of a call is factored into current impairment assessments. As such, these amendments reduce the amortization period for certain callable debt securities carried at a premium and require the premium to be amortized over the period not to exceed the earliest call date. These amendments do not apply to securities carried at a discount. The effective date of this Update is for fiscal years beginning on or after December 15, 2018. The Company is currently amortizing premiums of callable debt securities over a period through the earliest call date. As a result, it does not expect ASU 2017-08 to have a material impact on its financial position, results of operations or its financial statement disclosures.

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

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income was issued to provide guidance concerning treatment of the so-called stranded tax effects in accumulated other comprehensive income resulting from the reduction in the federal corporate income tax rate to 21% made by the Tax Cuts and Jobs Act of 2017, enacted on December 22 2017. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects. ASU No. 2018-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those periods. Early adoption is permitted for financial statements of fiscal years or interim periods which have not yet been issued. The Company elected to early adopt the standard for the fiscal year ending December 31, 2017. The adjustment from accumulated other comprehensive income to retained earnings did not have a material impact on the Company’s consolidated financial statements.

Accounting Changes, Reclassifications and Restatements - Certain items in prior financial statements have been reclassified to conform to the current presentation.

On January 1, 2017, the Company adopted the provisions of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 requires that all income tax effects associated with share-based payment awards be reported in earnings as an adjustment to income tax expense. Previously, excess tax benefits associated with share-based payments awards were recorded in additional paid-in-capital when the excess tax benefits were realized. The requirement to report those income tax effects in earnings has been applied to settlements occurring on or after January 1, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a retrospective basis, which resulted in a $281,000 and $607,000 increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying consolidated statements of cash flows for 2016 and 2015, respectively, as compared to the amounts previously reported.

2. INVESTMENT SECURITIES

The portfolio of securities consisted of the following (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$23,042	$209	$442	$22,809
GSE mortgage-backed securities	58,620	825	321	59,124
Collateralized mortgage obligations: residential	202,573	90	4,508	198,155
Collateralized mortgage obligations: commercial	2,274	—	34	2,240
Mutual funds	2,100	—	39	2,061
Corporate debt securities	23,975	837	10	24,802
	$312,584	$1,961	$5,354	$309,191

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$29,935	$226	$1,020	$29,141
GSE mortgage-backed securities	72,144	1,736	302	73,578
Collateralized mortgage obligations: residential	223,602	206	3,606	220,202
Collateralized mortgage obligations: commercial	3,135	—	53	3,082
Mutual funds	2,100	—	41	2,059
Corporate debt securities	13,500	311	—	13,811
	$344,416	$2,479	$5,022	$341,873

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$35,908	$265	$22	$36,151
GSE mortgage-backed securities	35,751	171	219	35,703
Collateralized mortgage obligations: residential	7,450	—	321	7,129
Collateralized mortgage obligations: commercial	1,943	—	6	1,937
	$81,052	$436	$568	$80,920

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$40,515	$309	$39	$40,785
GSE mortgage-backed securities	44,375	426	311	44,490
Collateralized mortgage obligations: residential	8,969	—	323	8,646
Collateralized mortgage obligations: commercial	4,352	—	12	4,340
	$98,211	$735	$685	$98,261

With the exception of one private-label collateralized mortgage obligations ("CMOs") with a combined balance remaining of $7,000 and $18,000 at December 31, 2017 and 2016, respectively, all of the Company’s CMOs are government-sponsored enterprise securities.

The amortized cost and fair value of debt securities at December 31, 2017 by contractual maturity are shown below (in thousands).  Actual maturities may differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$1,135	$1,136
Due after one year through five years	8,425	8,595
Due after five years through ten years	42,340	43,299
Due after ten years	258,584	254,100
	$310,484	$307,130

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$1,201	$1,202
Due after one year through five years	5,395	5,385
Due after five years through ten years	41,784	41,968
Due after ten years	32,672	32,365
	$81,052	$80,920

Details concerning investment securities with unrealized losses are as follows (in thousands):

	December 31, 2017
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$596	$5	$12,716	$437	$13,312	$442
GSE mortgage-backed securities	29,725	224	5,858	97	35,583	321
Collateralized mortgage obligations: residential	57,665	548	137,598	3,960	195,263	4,508
Collateralized mortgage obligations: commercial	—	—	2,240	34	2,240	34
Mutual funds	2,061	39	—	—	2,061	39
Corporate debt securities	2,990	10	—	—	2,990	10
	$93,037	$826	$158,412	$4,528	$251,449	$5,354

	December 31, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$13,402	$1,020	$—	$—	$13,402	$1,020
GSE mortgage-backed securities	29,119	302	—	—	29,119	302
Collateralized mortgage obligations: residential	187,235	3,099	14,194	507	201,429	3,606
Collateralized mortgage obligations: commercial	961	4	2,121	49	3,082	53
Mutual funds	2,059	41	—	—	2,059	41
	$232,776	$4,466	$16,315	$556	$249,091	$5,022

	December 31, 2017
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$6,340	$22	$—	$—	$6,340	$22
GSE mortgage-backed securities	11,201	89	4,961	130	16,162	219
Collateralized mortgage obligations: residential	—	—	7,129	321	7,129	321
Collateralized mortgage obligations: commercial	1,937	6	—	—	1,937	6
	$19,478	$117	$12,090	$451	$31,568	$568

	December 31, 2016
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$8,054	$39	$—	$—	$8,054	$39
GSE mortgage-backed securities	19,408	311	—	—	19,408	311
Collateralized mortgage obligations: residential	—	—	8,645	323	8,645	323
Collateralized mortgage obligations: commercial	4,340	12	—	—	4,340	12
	$31,802	$362	$8,645	$323	$40,447	$685

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

As of December 31, 2017, 84 securities had unrealized losses totaling 2.05% of the individual securities’ amortized cost basis and 1.51% of the Company’s total amortized cost basis.  46 of the 84 securities had been in an unrealized loss position for over twelve months at December 31, 2017.  These 46 securities had an amortized cost basis and unrealized loss of $175.5 million and $5.0 million, respectively.  The unrealized losses on securities at December 31, 2017 and 2016 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2017 and 2016, management had both the intent and ability to hold impaired securities, and no impairment was evaluated as other than temporary. As a result, no impairment losses were recognized on securities during the years ended December 31, 2017, 2016, or 2015.

During the year ended December 31, 2017, the Company sold 16 securities classified as available-for-sale and 1 security classified as held-to-maturity. Of the available-for-sale securities, 13 securities were sold with gains totaling $449,000 and 3 securities were sold at a loss of $109,000 for a net gain of $340,000. The decision to sell the 1 held-to-maturity security, which was sold at a gain of $7,000, was based on the pre-refunding of the bond which would accelerate the maturity of the bond by 15 years with an anticipated call date within six months. During the year ended December 31, 2016, the Company sold 2 securities classified as available-for-sale at a gross gain of $20,000. During the year ended December 31, 2015, the Company sold 22 securities classified as available-for-sale at a net gain of $1.2 million.  Of the 22 securities sold, 12 were sold with gains totaling $1.4 million and 10 securities were sold at a loss of $135,000.

Securities with an aggregate carrying value of approximately $177.9 million and $293.4 million at December 31, 2017 and 2016, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. LOANS

The loan portfolio consisted of the following (in thousands):

	December 31,
	2017	2016
Commercial, financial and agricultural	$435,207	$459,574
Real estate – construction	90,287	100,959
Real estate – commercial	448,406	481,155
Real estate – residential	146,751	157,872
Installment loans to individuals	56,398	82,660
Lease financing receivable	732	1,095
Other	5,645	767
	1,183,426	1,284,082
Less allowance for loan losses	(26,888)	(24,372)
	$1,156,538	$1,259,710

The amounts reported in other loans at December 31, 2017 and 2016 includes the overdrawn demand deposit accounts and loans primarily made to non-profit entities reported for each period.

An analysis of the activity in the allowance for loan losses is as follows (in thousands):

	December 31,
	2017	2016	2015
Balance, beginning of year	$24,372	$19,011	$11,226
Provision for loan losses	30,200	10,600	13,900
Recoveries	1,193	776	459
Loans charged-off	(28,877)	(6,015)	(6,574)
Balance, end of year	$26,888	$24,372	$19,011

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At December 31, 2017, one industry segment concentration, the oil and gas industry, aggregates more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $179.7 million, or 15.2% of total loans.  Of the $179.7 million loans to borrowers in the oil and gas industry, $16.2 million or 9.0% were on nonaccrual status at December 31, 2017. Additionally, the Company’s exposure to CRE loans is monitored.  At December 31, 2017, CRE loans (including commercial construction and multifamily loans) totaled approximately $510.8 million, 54% of which are secured by owner-occupied commercial properties.  Of the $510.8 million in loans secured by commercial real estate, $11.1 million or 2.2% were on nonaccrual status at December 31, 2017.

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	December 31, 2017
		Real Estate
	Coml, fin, and agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$16,057	$585	$5,384	$940	$1,395	$5	$6	$24,372
Charge-offs	(20,451)	(70)	(6,648)	(543)	(1,165)	—	—	(28,877)
Recoveries	652	—	162	105	274	—	—	1,193
Provision	24,319	81	4,995	335	453	(2)	19	30,200
Ending balance	$20,577	$596	$3,893	$837	$957	$3	$25	$26,888
Ending balance: individually evaluated for impairment	$7,197	$23	$131	$5	$14	$—	$—	$7,370
Ending balance: collectively evaluated for impairment	$13,380	$573	$3,762	$832	$943	$3	$25	$19,518

Loans:
Ending balance	$435,207	$90,287	$448,406	$146,751	$56,398	$732	$5,645	$1,183,426
Ending balance: individually evaluated for impairment	$38,778	$66	$11,128	$618	$48	$—	$—	$50,638
Ending balance: collectively evaluated for impairment	$396,429	$90,221	$437,278	$146,071	$56,350	$732	$5,645	$1,132,726
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$62	$—	$—	$—	$62

	December 31, 2016
		Real Estate
	Coml, fin, and agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$11,268	$819	$4,614	$816	$1,468	$14	$12	$19,011
Charge-offs	(4,366)	—	(218)	(24)	(1,407)	—	—	(6,015)
Recoveries	459	—	123	5	189	—	—	776
Provision	8,696	(234)	865	143	1,145	(9)	(6)	10,600
Ending balance	$16,057	$585	$5,384	$940	$1,395	$5	$6	$24,372
Ending balance: individually evaluated for impairment	$4,369	$—	$2,216	$260	$308	$—	$—	$7,153
Ending balance: collectively evaluated for impairment	$11,688	$585	$3,168	$680	$1,087	$5	$6	$17,219

Loans:
Ending balance	$459,574	$100,959	$481,155	$157,872	$82,660	$1,095	$767	$1,284,082
Ending balance: individually evaluated for impairment	$31,473	$9	$28,689	$1,826	$541	$—	$—	$62,538
Ending balance: collectively evaluated for impairment	$428,101	$100,950	$451,887	$155,975	$82,119	$1,095	$767	$1,220,894
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$579	$71	$—	$—	$—	$650

An aging analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,195	$1,893	$14,847	$17,935	$417,272	$435,207	$545
Real estate - construction	616	—	190	806	89,481	90,287	125
Real estate - commercial	5,889	6,402	4,163	16,454	431,952	448,406	58
Real estate - residential	1,065	235	559	1,859	144,892	146,751	—
Installment loans to individuals	276	32	34	342	56,056	56,398	—
Lease financing receivable	—	—	—	—	732	732	—
Other	—	—	—	—	5,645	5,645	—
	$9,041	$8,562	$19,793	$37,396	$1,146,030	$1,183,426	$728

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,297	$902	$31,425	$34,624	$424,950	$459,574	$96
Real estate - construction	2,613	399	9	3,021	97,938	100,959	—
Real estate - commercial	5,159	1,931	25,408	32,498	448,657	481,155	140
Real estate - residential	1,956	207	1,553	3,716	154,156	157,872	16
Installment loans to individuals	756	36	538	1,330	81,330	82,660	16
Lease financing receivable	—	—	—	—	1,095	1,095	—
Other	89	5	—	94	673	767	—
	$12,870	$3,480	$58,933	$75,283	$1,208,799	$1,284,082	$268

Non-accrual loans are as follows (in thousands):

	December 31,
	2017	2016
Commercial, financial and agricultural	$37,418	$31,461
Real estate - construction	66	9
Real estate - commercial	11,128	28,688
Real estate - residential	618	1,881
Installment loans to individuals	48	541
	$49,278	$62,580

The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $3.3 million, $3.4 million, and $2.0 million for the years ended December 31, 2017, 2016, and 2015.  Interest actually received on nonaccrual loans at December 31, 2017, 2016, and 2015 was $323,000, $168,000, and $47,000, respectively.

Loans that are individually evaluated for impairment are as follows (in thousands). Interest income recognized represents interest on accruing loans modified in a TDR:

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$24,659	$30,630	$—	$19,880	$90
Real estate - construction	—	—	—	5	—
Real estate - commercial	10,471	11,965	—	11,590	—
Real estate - residential	302	302	—	602	—
Installment loans to individuals	—	—	—	37	—
Subtotal:	35,432	42,897	—	32,114	90
With an allowance recorded:
Commercial, financial, and agricultural	14,119	14,150	7,197	15,245	1
Real estate – construction	66	136	23	33	—
Real estate - commercial	657	657	131	8,318	—
Real estate - residential	316	316	5	620	—
Installment loans to individuals	48	50	14	258	—
Subtotal:	15,206	15,309	7,370	24,474	1
Totals:
Commercial	49,906	57,402	7,328	55,033	91
Construction	66	136	23	38	—
Residential	618	618	5	1,222	—
Consumer	48	50	14	295	—
Grand total:	$50,638	$58,206	$7,370	$56,588	$91

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$15,101	$15,428	$—	$18,815	$115
Real estate - construction	9	9	—	23	—
Real estate - commercial	12,710	12,710	—	9,297	14
Real estate - residential	903	903	—	1,134	—
Installment loans to individuals	73	87	—	54	—
Subtotal:	28,796	29,137	—	29,323	129
With an allowance recorded:
Commercial, financial, and agricultural	16,372	16,470	4,369	10,781	1
Real estate - commercial	15,979	15,979	2,216	14,992	—
Real estate - residential	923	923	260	730	—
Installment loans to individuals	468	478	308	419	—
Subtotal:	33,742	33,850	7,153	26,922	1
Totals:
Commercial	60,162	60,587	6,585	53,885	130
Construction	9	9	—	23	—
Residential	1,826	1,826	260	1,864	—
Consumer	541	565	308	473	—
Grand total:	$62,538	$62,987	$7,153	$56,245	$130

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

The following tables present the classes of loans by risk rating (in thousands):

	December 31, 2017
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, financial, and agricultural	Real estate - commercial	Total	Percentage of Total
Pass	$358,373	$411,280	$769,653	87.10%
Special mention	9,687	3,823	13,510	1.53%
Substandard	67,147	33,303	100,450	11.37%
	$435,207	$448,406	$883,613	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Real estate - construction	Percentage of Total
Pass	$89,323	98.93%
Special mention	600	0.67%
Substandard	364	0.40%
	$90,287	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Real estate - Residential	Percentage of Total
Pass	$144,250	98.30%
Special mention	1,233	0.84%
Substandard	1,268	0.86%
	$146,751	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	Percentage of Total
Performing	$56,041	$699	$5,645	$62,385	99.38%
Nonperforming	357	33	—	390	0.62%
	$56,398	$732	$5,645	$62,775	100.00%

	December 31, 2016
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Commercial, financial, and agricultural	Real estate - commercial	Total	Percentage of Total
Pass	$346,246	$420,970	$767,216	81.56%
Special mention	22,611	23,085	45,696	4.86%
Substandard	90,300	37,100	127,400	13.54%
Doubtful	417	—	417	0.04%
	$459,574	$481,155	$940,729	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Real estate - construction	Percentage of Total
Pass	$100,775	99.82%
Special mention	—	—%
Substandard	184	0.18%
	$100,959	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
	Real estate - Residential	Percentage of Total
Pass	$153,403	97.17%
Special mention	1,181	0.75%
Substandard	3,288	2.08%
	$157,872	100.00%

Consumer and Commercial Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	Percentage of Total
Performing	$82,103	$1,095	$767	$83,965	99.34%
Nonperforming	557	—	—	557	0.66%
	$82,660	$1,095	$767	$84,522	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

The following tables present information about TDRs that were modified during the years ended December 31:

	2017		2016
	Number of loans	Pre-modification recorded investment	Number of loans	Pre-modification recorded investment
Commercial, financial and agricultural	6	$2,002	2	$3,943
Real estate – commercial	—	—	2	1,572
	6	$2,002	4	$5,515

The following table presents TDRs that had a payment default during the twelve-month periods ending December 31, 2017 and 2016, and that were modified within the previous 12 months. The Company defines a payment default as any loan that is greater than 30 days past due or was past due greater than 30 days at any point during the reporting period, or since the date of modification, whichever is shorter.

	2017	2016
	Recorded Investment	Recorded Investment
Commercial, financial and agricultural	$18	$3,943
Real estate – commercial	—	1,572
	$18	$5,515

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of December 31, 2017, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection.

An analysis of the 2017 activity with respect to these related party loans and commitments to extend credit is as follows (in thousands):

Balance, beginning of year	$1,951
New loans	453
Repayments and adjustments	(573)
Balance, end of year	$1,831

4. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Land	$15,030	$17,693
Buildings and improvements	52,955	56,674
Furniture, fixtures, and equipment	29,572	29,042
Automobiles	1,596	1,854
Leasehold improvements	9,261	10,671
Construction-in-process	530	899
	108,944	116,833
Less accumulated depreciation and amortization	(49,887)	(47,879)
	$59,057	$68,954

Depreciation expense totaled approximately $5.7 million, $5.9 million, and $6.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the years ended December 31, 2017 and 2016 was approximately $42.2 million. Goodwill is recorded on the acquisition date of each entity.

A summary of core deposit intangible assets as of December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(8,159)	(7,053)
Net carrying amount	$3,515	$4,621

Amortization expense on the core deposit intangible assets totaled approximately $1.1 million in 2017, 2016 and 2015.

The estimated amortization expense on the core deposit intangible assets for the four succeeding years is as follows (in thousands):

2018	$1,106
2019	1,106
2020	726
2021	577
$3,515

6. DEPOSITS

Deposits consisted of the following (in thousands):

	December 31,
	2017	2016
Noninterest-bearing	$416,547	$414,921
Savings and money market	446,215	539,815
NOW accounts	434,646	472,484
Time deposits less than $250	156,296	120,399
Time deposits $250 or more	25,985	31,811
	$1,479,689	$1,579,430

Public funds deposits totaled $110.1 million and $146.2 million at December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company had outstanding brokered certificates of deposits of $45.8 million with a weighted average interest rate of 1.76%. Of the $45.8 million in brokered certificates of deposits, $24.9 million matures on July 15, 2019 and is callable anytime on or after January 14, 2018. The remaining $20.9 million matures on July 13, 2020 and is callable on July 12, 2018 and quarterly thereafter. There were no brokered deposits at December 31, 2016.

Time deposits held consist primarily of certificates of deposits.  The maturities for these deposits at December 31, 2017 are as follows (in thousands):

2018	$97,603
2019	44,118
2020	28,865
2021	5,591
2022	6,102
Thereafter	2
$182,281

Deposits from related parties totaled approximately $11.9 million and $17.6 million at December 31, 2017 and 2016, respectively.

7. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $67.1 million and $94.5 million at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, retail repurchase agreements, defined as securities sold under agreements to repurchase from our customers, totaled $67.1 million and $82.0 million, respectively.  These retail repurchase agreements are secured overnight borrowings from customers, which may be drawn on demand.  The agreements bear interest at a rate determined by us.  The average rate of the outstanding agreements was 0.47% and 0.46% at December 31, 2017 and 2016, respectively.   The Company had pledged securities with an approximate market value of $67.9 million and $86.5 million as collateral at December 31, 2017 and 2016, respectively.

Also included in securities sold under agreements to repurchase at December 31, 2016 was a $12.5 million repurchase agreement the Company entered into with CitiGroup Global Markets, Inc. (“CGMI”) effective August 9, 2007.  Under the terms of the repurchase agreement, interest was payable quarterly based on a floating rate equal to the 3-month LIBOR for the first 12 months of the agreement and a fixed rate of 4.57% for the remainder of the term.  The rate at December 31, 2016 was 4.57%.  The security was repurchased on August 9, 2017.  The Company had pledged securities with a market value of $13.9 million as collateral at December 31, 2016.

In 2017, 2016, and 2015, the Company did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or short-term FHLB advances that exceeded 30% of our stockholders’ equity for such year.

8. SHORT-TERM FEDERAL HOME LOAN BANK ADVANCES

Short-term FHLB advances totaled $40.0 million at December 31, 2017.  There were no short-term FHLB advances outstanding at December 31, 2016. The short-term FHLB advances at December 31, 2017 consisted of two FHLB advance with a maturity of 1 month at a fixed interest rate of 1.59%.

The short-term and long-term FHLB advances at December 31, 2017 and 2016 are collateralized by a blanket lien on first mortgages and other qualifying loans totaling $287.8 million and $265.9 million, respectively.

As of December 31, 2017 and 2016, the Company had $237.8 million and $240.9 million, respectively, of additional FHLB advances available.

9. LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

Long-term FHLB advances totaled $10.0 million and $25.4 million at December 31, 2017 and 2016, respectively.

Long-term FHLB advances at December 31, 2017 consisted of one advance that matures in January 2019 and bears a fixed interest rate of 1.985%.

10. JUNIOR SUBORDINATED DEBENTURES

A description of the junior subordinated debentures outstanding is as follows (in thousands):

				December 31,
Date Issued	Maturity Date	Interest Rate	Callable After	2017	2016
July 31, 2001	July 9, 2031	3 month LIBOR plus 3.30%	July 31, 2006	$5,671	$5,671
September 20, 2004	September 20, 2034	3 month LIBOR plus 2.50%	September 20, 2009	8,248	8,248
October 12, 2006	October 12, 2036	3 month LIBOR plus 1.85%	June 26, 2011	5,155	5,155
June 21, 2007	June 21, 2037	3 month LIBOR plus 1.70%	June 15, 2012	3,093	3,093
				$22,167	$22,167

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

11. COMMITMENTS AND CONTINGENCIES

At December 31, 2017, future annual minimum rental payments due under non-cancellable operating leases are as follows (in thousands):

2018	$1,814
2019	1,817
2020	1,819
2021	1,364
2022	544
Thereafter	5,457
$12,815

Rental expense under operating leases for 2017, 2016, and 2015 was approximately $2.2 million, $2.2 million, and $2.5 million, respectively.

The Company is party to various legal proceedings arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

At December 31, 2017, the Company had borrowing lines available through the Bank with the FHLB of Dallas and other correspondent banks.  The Bank had approximately $237.8 million available, subject to available collateral, under a secured line of credit with the FHLB of Dallas.  Federal funds lines of credit were available through correspondent banks with approximately $33.5 million available for overnight borrowing at December 31, 2017.  Additionally, $171.1 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta.

12. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law which reduced the federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. During the fourth quarter of 2017, the Company's net deferred tax assets were revalued at the new tax rate, and this adjustment resulted in a $3.6 million increase to income tax expense.

The Company early adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, for the fiscal year ending December 31, 2017, which allowed a one-time reclassification of $324,000 from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	2017 (1)	2016
Deferred tax assets:
Allowance for loan losses	$5,860	$9,177
Loss on transfer of loans to held-for-sale	1,266	—
Unrealized losses on securities	713	890
Write-down on assets held-for-sale	285	—
Core deposit intangible	153	37
Deferred compensation	358	696
Other	667	640
Total deferred tax assets	9,302	11,440
Deferred tax liabilities:
Premises and equipment	1,589	3,318
Goodwill	1,321	1,820
FHLB stock dividends	57	80
Unrealized gains on cash flow hedges	226	346
Prepaid expenses	220	306
Purchase accounting adjustments on securities	392	753
Other	105	245
Total deferred tax liabilities	3,910	6,868
Net deferred tax asset	$5,392	$4,572
(1) For 2017, the amounts presented are reflective of the 21 percent tax rate.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes that it is more likely than not that it will realize the benefits of these deductible differences existing at December 31, 2017. Therefore, no valuation allowance is necessary at this time.  The net deferred tax assets for 2017 and 2016 are included in other assets on the consolidated balance sheets.

 Components of income tax (benefit) expense are as follows (in thousands):

	2017	2016	2015
Current	$(1,719)	$5,439	$6,368
Deferred benefit	(4,474)	(1,582)	(1,785)
Write-down of net deferred tax asset resulting from the Tax Cuts and Jobs Act	3,595	—	—
Total income tax (benefit) expense	$(2,598)	$3,857	$4,583

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 35% on pre-tax income as follows (in thousands):

	December 31,
	2017	2016	2015
Taxes calculated at statutory rate	$(5,026)	$4,654	$5,460
Increase (decrease) resulting from:
Tax-exempt interest, net	(524)	(615)	(766)
Deferred compensation	(315)	—	—
Write-down of net deferred tax asset resulting from the Tax Cuts and Jobs Act	3,595	—	—
Other	(328)	(182)	(111)
	$(2,598)	$3,857	$4,583

The Company’s federal income tax returns are open and subject to examination from the 2014 tax return year and forward. The various state income and franchise tax returns are generally open from the 2014 and later tax return years based on individual state statutes of limitation. We are not currently under examination by federal or state tax authorities for the 2014, 2015, or 2016 tax years.

13. EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (“ESOP”) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.    During 2014, the ESOP borrowed $283,000 payable to MidSouth Bank, N.A for the purpose of purchasing additional shares of MidSouth Bancorp, Inc.’s common stock.  The loan proceeds were used to purchase a total of 16,000 shares at an average price of $17.71 per share.  During 2015, the ESOP borrowed an additional $997,000 payable to MidSouth Bank, N.A. A total of 76,526 shares at an average price of $13.02 per share were purchased with the loan proceeds. During 2016, the ESOP borrowed an additional $499,000 payable to MidSouth Bank, N.A. A total of 62,014 shares at an average price of $8.05 were purchased with the loan proceeds. During 2017, all outstanding ESOP loans were consolidated into one loan that matures on August 5, 2024. The balances of the notes payable of the ESOP were $937,000 and $1.2 million at December 31, 2017 and December 31, 2016, respectively.

Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity.  In accordance with GAAP, compensation costs relating to shares purchased are based on the fair value of shares committed to be released.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital. The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends on unreleased shares are recorded as compensation expense; dividends on allocated ESOP shares are recorded as a reduction of stockholders’ equity. Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2017, 2016 and 2015 was approximately $472,000, $603,000 and $720,000, respectively. ESOP shares as of December 31, 2017 and 2016 were as follows:

	2017	2016
Allocated shares	597,663	604,385
Shares released for allocation	25,875	28,451
Unreleased shares	88,192	114,067
Total ESOP shares	711,730	746,903

Fair value of unreleased shares at December 31	$1,169,000	$1,551,000

The Company has deferred compensation arrangements with certain officers, which will provide them a fixed benefit after retirement. During 2017 and 2016, distributions related to these agreements totaled $13,000 and $49,000, respectively. The Company recorded a liability of approximately $1.4 million at December 31, 2017 and 2016 in connection with these agreements.  Deferred compensation expense recognized in 2017, 2016, and 2015 was approximately $74,000, $60,000, and $82,000, respectively.

The Company sponsors defined contribution post-retirement benefit agreements to provide death benefits for the designated beneficiaries of certain of the Company's executive officers.  Under the agreements, split-dollar whole life insurance contracts were purchased on certain executive officers. The increase in the cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Company's contribution to the agreements each year.  In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the agreements.  During 2017, 2016, and 2015, the Company incurred expenses of $31,000, $2,000 and $14,000, respectively, related to the agreements.

The Company has a 401(k) retirement plan covering substantially all employees who have been employed for 90 days and meet certain other requirements.  Under this plan, employees can contribute a portion of their salary within the limits provided by the Internal Revenue Code into the plan.  The Company made contributions to the plan totaling $271,000, $60,000 and $60,000 in 2017, 2016 and 2015, respectively.

14. EMPLOYEE STOCK PLANS

In May of 2007, our stockholders approved the 2007 Omnibus Incentive Compensation Plan to provide incentives and awards for directors, officers, and employees. “Awards” as defined in the Plan includes, with limitations, stock options (including restricted stock options), restricted stock awards, stock appreciation rights, performance shares, stock awards and cash awards, all on a stand-alone, combination, or tandem basis. The 2007 Omnibus Incentive Compensation Plan replaces the 1997 Stock Incentive Plan, which expired February of 2007.  A total of 525,000 of our common shares authorized were reserved for issuance under the Plan, of which 182,288 were available to be granted as of December 31, 2017.

Stock Options – The 188,275 options outstanding at December 31, 2017 were all issued under the 2007 Omnibus Incentive Compensation Plan and are incentive stock options with a term of ten years, vesting 20% each year on the anniversary date of the grant.  The following table summarizes activity relating to stock options:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	358,073	$14.28
Granted	5,000	13.17
Exercised	(7,655)	12.97
Forfeited or expired	(16,042)	17.73
Outstanding at December 31, 2015	339,376	$14.13
Granted	5,000	9.30
Exercised	—	—
Forfeited or expired	(45,381)	15.17
Outstanding at December 31, 2016	298,995	$13.90
Granted	—	—
Exercised	(20,499)	12.97
Forfeited or expired	(90,221)	13.62
Outstanding at December 31, 2017	188,275	$14.14	5.04	$—
Exercisable at December 31, 2015	162,679	$13.81
Exercisable at December 31, 2016	203,578	13.74
Exercisable at December 31, 2017	176,024	13.92	4.84	$—

A summary of changes in unvested options for the period ended December 31, 2017 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, beginning of year	95,417	$4.72
Granted	—	—
Vested	(39,256)	4.75
Forfeited	(35,905)	4.54
Unvested options outstanding, end of year	20,256	$4.97

As of December 31, 2017 there was a total of $67,000 in unrecognized compensation cost related to nonvested stock option grants that is expected to be recognized over a weighted-average period of 1.3 years.  The total amount of options expensed during the years ended December 31, 2017, 2016 and 2015 was $58,000, $162,000 and $336,000, respectively.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Pricing Model.  This model requires management to make certain assumptions, including the expected life of the option, the risk free rate of interest, the expected volatility, and the expected dividend yield.  The risk free rate of interest is based on the yield of a U.S. Treasury security with a similar term.  The expected volatility is based on historic volatility over a term similar to the expected life of the options.  The dividend yield is based on the current yield at the date of grant.  The following assumptions were made in estimating the fair value of the options granted in 2016:

2016
Risk free rate of interest	1.7%
Expected volatility	37.4%
Dividend yield	4.2%
Average expected life (in years)	5
Weighted-average grant-date fair value	$2.14

The total intrinsic value of the options exercised was $30,000 and $10,000 for the years ended December 31, 2017 and 2015, respectively. There were no options exercised during the year ended December 31, 2016.

Restricted Stock Awards – During 2017, 2016 and 2015, the Compensation Committee of the Board of Directors of the Company made restricted stock grants under the Company’s 2007 Omnibus Incentive Compensation Plan.  The restricted shares of stock are subject to the terms of a Restricted Stock Grant Agreement between the Company and each recipient. Prior to vesting, the recipient will be entitled to vote the shares and receive dividends, if any, declared by the Company with respect to its common stock.  Compensation expense for restricted stock is based on the fair value of the restricted stock awards at the time of the grant, which is equal to the market value of the Company’s common stock on the date of grant.  The value of the restricted stock grants that are expected to vest is amortized monthly into compensation expense over the vesting period (generally three to five years).

The weighted average grant date fair value of restricted stock awards was $13.98, $10.97 and $13.92 for the years ended December 31, 2017, 2016 and 2015, respectively.  For the year ended December 31, 2017, 2016 and 2015, compensation expense of $105,000, $48,000 and $19,000, respectively, was recognized related to non-vested restricted stock awards. As of December 31, 2017, there was $635,000 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The unrecognized compensation cost related to restricted stock awards at December 31, 2017 is expected to be recognized over a weighted-average period of 4.1 years.

The following table summarizes activity relating to non-vested restricted stock awards:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	—	$—
Granted	11,250	13.92
Forfeited	—	—
Vested	—	—
Non-vested at December 31, 2015	11,250	$13.92
Granted	4,439	10.97
Forfeited	(925)	13.92
Vested	—	—
Non-vested at December 31, 2016	14,764	$13.03
Granted	48,526	13.98
Forfeited	(4,500)	13.92
Vested	(700)	13.92
Non-vested at December 31, 2017	58,090	$13.74

15. STOCKHOLDERS’ EQUITY

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. Due to the loss reported for the year ended December 31, 2017, the Bank does not have the ability to approve dividends to the Company without prior approval from the OCC. As of December 31, 2017, the Company had $50.2 million of cash to fund general corporate obligations. For additional information regarding restrictions on our ability to pay dividends see Part II, Item 5 under the heading “Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.”

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

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2013.  The Series C Preferred Stock ranks pari passu with the existing Senior Non-Cumulative Perpetual Preferred Stock, Series B, issued in connection with the Company’s participation under the Treasury’s SBLF and senior to the Company’s common stock.  The Company may redeem the Series C Preferred Stock, subject to regulatory approval, beginning on or after the fifth anniversary of the closing date of the Merger, at a redemption price equal to the liquidation value of the Series C Preferred Stock, plus declared but unpaid dividends, if any.  The Company may also redeem the Series C Preferred Stock, subject to regulatory approval, at the same redemption price prior to the fifth anniversary of the closing date in the event the Series C Preferred Stock no longer qualifies for "Tier 1 Capital” treatment by the applicable federal banking regulators.  Holders may convert the Series C Preferred Stock at any time into shares of the Company’s common stock at a conversion price of $18.00 per share, subject to customary anti-dilution adjustments.  In addition, the Company currently has the option to require conversion of the Series C Preferred Stock if the closing price of the Company’s common stock for 20 trading days within any period of 30 consecutive trading days, exceeds 130% of the conversion price.

On June 13, 2017, the Company completed the sale of 4,583,334 shares of its common stock pursuant to an underwritten public offering, and on July 11, 2017, the Company completed the sale of an additional 516,700 shares of common stock, pursuant to the partial exercise of the option to purchase additional shares granted to the underwriter. After deducting the underwriting discount and costs associated with the capital raise, the offering resulted in net proceeds of $57.2 million. The Company, subject to regulatory approval, intends to use $32.0 million of the net proceeds to redeem all of the outstanding Series B Preferred Stock issued to the U.S. Treasury as a result of its participation in the SBLF and intends to use the remaining portion of the net proceeds to enhance its capital structure, to fund future organic growth, for working capital, and other general corporate purposes.

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

No ineffectiveness related to the interest rate swaps designated as cash flow hedges was recognized in the consolidated statements of income for the year ended December 31, 2017. The accumulated net after-tax income related to the effective cash flow hedge included in accumulated other comprehensive income/loss is reflected in Note 17 - Other Comprehensive (Loss) Income.

The following table discloses the notional amounts and fair value of derivative instruments in the Company's balance sheet as of December 31, 2017 and 2016 (in thousands):

		Notional Amounts		Fair Value
	Type of Hedge	December 31,		December 31,
		2017	2016	2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps included in other assets	Cash Flow	$27,500	$27,500	$1,078	$989

The following tables present the pre-tax effect of hedging derivative instruments on the Company's consolidated statements of operations:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	December 31,			December 31,
	2017	2016		2017	2016
Interest rate swaps	89	989	Interest Expense	17	—

17. OTHER COMPREHENSIVE LOSS

The following is a summary of the tax effects allocated to each component of other comprehensive loss (in thousands):

	December 31,
	2017			2016			2015
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive loss:
Securities available-for-sale:
Change in unrealized gain/loss during period	$(503)	$176	$(327)	$(3,307)	$1,158	$(2,149)	$(2,369)	$829	$(1,540)
Reclassification adjustment for net gains included in net income	(347)	122	(225)	(20)	7	(13)	(1,243)	435	(808)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	106	(37)	69	989	(346)	643	—	—	—
Reclassification adjustment for gains included in net income	(17)	6	(11)	—	—	—	—	—	—
Total other comprehensive loss	$(761)	$267	$(494)	$(2,338)	$819	$(1,519)	$(3,612)	$1,264	$(2,348)

The reclassifications out of accumulated other comprehensive income/loss into net earnings are presented below (in thousands):

	December 31,
	2017		2016		2015
Details about Accumulated Other Comprehensive Income/Loss Components	Reclassifications Out of Accumulated Other Comprehensive Income/Loss	Statement of Earnings Line Item	Reclassifications Out of Accumulated Other Comprehensive Income/Loss	Statement of Earnings Line Item	Reclassifications Out of Accumulated Other Comprehensive Income/Loss	Statement of Earnings Line Item
Unrealized gains and losses on securities available-for-sale:
	$(347)	Gain on securities, net	$(20)	Gain on securities, net	$(1,243)	Gain on securities, net
	122	Income tax expense	7	Income tax expense	435	Income tax expense
	$(225)	Net of tax	$(13)	Net of tax	$(808)	Net of tax

Gains on derivative instruments:
	$(17)	Interest expense	$—	Interest expense	$—	Interest expense
	6	Tax expense	—	Tax expense	—	Tax expense
	$(11)	Net of tax	$—	Net of tax	$—	Net of tax

18. NET (LOSS) EARNINGS PER COMMON SHARE

Following is a summary of the information used in the computation of (loss) earnings per common share (in thousands):

	December 31,
	2017	2016	2015
Net (loss) earnings available to common stockholders	$(15,003)	$6,578	$10,330
Dividends on Series C preferred stock	—	—	367
Adjusted net (loss) earnings available to common stockholders	$(15,003)	$6,578	$10,697
Weighted average number of common shares outstanding used in computation of basic earnings per common share	14,107	11,263	11,309
Effect of dilutive securities:
Stock options	3	—	5
Preferred stock	—	—	507
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	14,110	11,263	11,821

Following is a summary of the securities that were excluded from the computation of diluted (loss) earnings per share because the effects of the shares were anti-dilutive (in thousands):

	December 31,
	2017	2016	2015
Stock options	64	299	221
Restricted stock	—	15	11
Shares subject to the outstanding warrant issued in connection with the CPP transaction	104	104	104
Convertible preferred stock	500	507	—

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

	Contract or Notional Amount
	2017	2016
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$291,459	$322,788
Letters of credit	10,088	13,043
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

Commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.  Approximately 82% and 77% of these letters of credit were secured by marketable securities, cash on deposit, or other assets at December 31, 2017 and 2016, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of common equity Tier 1 capital, Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined) and to average assets (as defined). In addition, the OCC has established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 leverage ratio of at least 8%, and a total risk-based capital ratio of at least 12%.

As of December 31, 2017, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum common equity Tier I, total risk-based, Tier I risk-based, and Tier I leverage capital ratios as set forth in the table (in thousands). There are no conditions or events since those notifications that management believes has changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below (in thousands):

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Common equity Tier I capital to risk-weighted assets:
Company	$171,161	12.10%	$63,678	4.50%	N/A	N/A
Bank	$183,825	13.00%	$63,646	4.50%	$91,933	6.50%
Total capital to risk-weighted assets:
Company	$251,456	17.77%	$113,205	8.00%	N/A	N/A
Bank	$201,624	14.26%	$113,148	8.00%	$141,435	10.00%
Tier I capital to risk-weighted assets:
Company	$233,648	16.51%	$84,904	6.00%	N/A	N/A
Bank	$183,825	13.00%	$84,861	6.00%	$113,148	8.00%
Tier I capital to average assets:
Company	$233,648	12.53%	$74,614	4.00%	N/A	N/A
Bank	$183,825	9.86%	$74,591	4.00%	$93,239	5.00%

	Actual		Required for Minimum Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Common equity Tier I capital to risk-weighted assets:
Company	$131,091	8.81%	$66,937	4.50%	N/A	N/A
Bank	$178,587	12.00%	$66,980	4.50%	$96,749	6.50%
Total capital to risk-weighted assets:
Company	$212,366	14.28%	$118,999	8.00%	N/A	N/A
Bank	$197,265	13.25%	$119,076	8.00%	$148,845	10.00%
Tier I capital to risk-weighted assets:
Company	$193,700	13.02%	$89,249	6.00%	N/A	N/A
Bank	$178,587	12.00%	$89,307	6.00%	$119,076	8.00%
Tier I capital to average assets:
Company	$193,700	10.11%	$76,609	4.00%	N/A	N/A
Bank	$178,587	9.32%	$76,623	4.00%	$95,779	5.00%

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

21. FAIR VALUE MEASUREMENTS AND DISCLOSURES

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale and derivative instruments are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, loans held for sale, other real estate and assets held for sale.  These nonrecurring fair value adjustments typically involve the application of the lower of cost or market accounting or write-downs of individual assets.  Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

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

Loans Held For Sale—Loans held for sale are carried at the lower of carrying value or fair value. Fair value is based upon quotes or bids on these loans directly from the purchaser.

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

Assets Recorded at Fair Value
Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at December 31, 2017	Fair Value Measurements at December 31, 2017
Description		Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$22,809	$—	$22,809	$—
GSE mortgage-backed securities	59,124	—	59,124	—
Collateralized mortgage obligations: residential	198,155	—	198,155	—
Collateralized mortgage obligations: commercial	2,240	—	2,240	—
Mutual funds	2,061	2,061	—	—
Corporate debt securities	24,802	—	24,802	—
Total available-for-sale securities	$309,191	$2,061	$307,130	$—

Derivative instruments	$1,078	$—	$1,078	$—

	Assets / Liabilities Measured at Fair Value at December 31, 2016	Fair Value Measurements at December 31, 2016
Description		Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$29,141	$—	$29,141	$—
GSE mortgage-backed securities	73,578	—	73,578	—
Collateralized mortgage obligations: residential	220,202	—	220,202	—
Collateralized mortgage obligations: commercial	3,082	—	3,082	—
Mutual funds	2,059	2,059	—	—
Corporate debt securities	13,811	—	13,811	—
Total available-for-sale securities	$341,873	$2,059	$339,814	$—

Derivative instruments	$989	$—	$989	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens.  Loans held for sale are level 2 assets measured using quotes or bids from the purchaser of the loans. Other real estate owned are also level 2 assets measured using appraisals from external parties. Assets held for sale are considered level 2 assets when measured using appraisals from third parties.

Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

	Assets / Liabilities Measured at Fair Value at December 31, 2017	Fair Value Measurements at December 31, 2017
Description		Level 1	Level 2	Level 3
Impaired loans	$10,227	$—	$—	$10,227
Loans held for sale	15,737	—	15,737	—
Other real estate	2,001	—	—	2,001
Assets held for sale	3,572	—	3,572	—

	Assets / Liabilities Measured at Fair Value at December 31, 2016	Fair Value Measurements at December 31, 2016
Description		Level 1	Level 2	Level 3
Impaired loans	$26,956	$—	$—	$26,956
Other real estate	2,175	—	—	2,175

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets:

Description	Fair Value at December 31, 2017	Technique	Unobservable Inputs
Impaired loans	$10,227	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	2,001	Third party appraisals	Collateral discounts and estimated costs to sell

Description	Fair Value at December 31, 2016	Technique	Unobservable Inputs
Impaired loans	$26,956	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	2,175	Third party appraisals	Collateral discounts and estimated costs to sell

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

The estimated fair values of our financial instruments are as follows at December 31, 2017 and 2016 (in thousands):

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$152,964	$152,964	$—	$—
Securities available-for-sale	309,191	2,061	307,130	—
Securities held-to-maturity	81,052	—	80,920	—
Other investments	12,214	12,214	—	—
Loans, net	1,156,538	—	—	1,160,614
Cash surrender value of life insurance policies	14,896	—	14,896	—
Derivative asset	1,078	—	1,078	—
Financial liabilities:
Non-interest-bearing deposits	416,547	—	416,547	—
Interest-bearing deposits	1,063,142	—	881,139	179,910
Securities sold under agreements to repurchase	67,133	67,133	—	—
Short-term Federal Home Loan Bank advances	40,000	40,000	—	—
Long-term Federal Home Loan Bank advances	10,021	—	10,011	—
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$82,228	$82,228	$—	$—
Securities available-for-sale	341,873	2,059	326,003	—
Securities held-to-maturity	98,211	—	98,261	—
Other investments	11,355	11,355	—	—
Loans, net	1,259,710	—	—	1,263,089
Cash surrender value of life insurance policies	14,335	—	14,335	—
Derivative asset	989	—	989	—
Financial liabilities:
Non-interest-bearing deposits	414,921	—	414,921	—
Interest-bearing deposits	1,164,509	—	1,012,633	150,879
Securities sold under agreements to repurchase	94,461	94,461	—	—
Long-term Federal Home Loan Bank advances	25,424	—	25,808	—
Junior subordinated debentures	22,167	—	22,167	—

22. OTHER NON-INTEREST INCOME AND EXPENSE

For the years ended December 31, 2017, 2016, and 2015, none of the components of other noninterest income were greater than 1% of interest income and noninterest income.

Components of other noninterest expense greater than 1% of interest income and noninterest income consisted of the following for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Professional fees	$6,204	$1,855	$1,560
FDIC fees	1,572	1,601	1,513
Marketing expenses	1,197	1,523	1,564
Corporate development expense	1,016	1,572	1,531
Data processing	2,640	1,963	1,888
Printing and supplies	509	760	923
Amortization of intangibles	1,106	1,107	1,106

23. SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company completed the sale of the majority of loans classified as held for sale at December 31, 2017.  Total proceeds from the transaction were $14.0 million, and there was no material change to the loss recorded during 2017.   The remaining loans classified as held for sale at December 31, 2017 are expected to generate additional proceeds up to $1.3 million and will close once various closing conditions are met.

24. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

Balance Sheets
December 31, 2017 and 2016
(in thousands)
	2017	2016
Assets
Cash and interest-bearing deposits in banks	$50,174	$16,705
Other assets	2,371	2,058
Investment in and advances to subsidiaries	225,634	220,906
Total assets	$278,179	$239,669

Liabilities and Stockholders’ Equity
Liabilities:
Dividends payable	$975	$1,835
Junior subordinated debentures	22,167	22,167
ESOP obligation	937	1,233
Other	85	58
Total liabilities	24,164	25,293
Stockholders’ equity	254,015	214,376
Total liabilities and stockholders’ equity	$278,179	$239,669

Statements of Operations
For the Years Ended December 31, 2017, 2016, and 2015
(in thousands)
	2017	2016	2015
Revenue:
Dividends from Bank	$4,000	$9,000	$9,000
Gain on sale of securities	—	—	1,125
Rental and other income	140	57	57
	4,140	9,057	10,182

Expenses:
Interest on short- and long-term debt	830	704	613
Professional fees	235	236	253
Other expenses	854	785	733
	1,919	1,725	1,599
Income before equity in undistributed earnings/loss of subsidiaries and income taxes	2,221	7,332	8,583

Equity in undistributed (loss) earnings of subsidiaries	(14,802)	1,529	2,317

Income tax benefit	820	578	117

Net (loss) earnings	$(11,761)	$9,439	$11,017

Statements of Cash Flows
For the Years Ended December 31, 2017, 2016, and 2015
(in thousands)
	2017	2016	2015
Cash flows from operating activities:
Net (loss) earnings	$(11,761)	$9,439	$11,017
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Undistributed (loss) earnings of subsidiaries	14,802	(1,529)	(2,317)
Gain on sale of securities available-for-sale	—	—	(1,125)
Other, net	(246)	73	528
Net cash provided by operating activities	2,795	7,983	8,103

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	—	1,392
Payments for investments in and advances to subsidiaries	(20,000)	—	—
Repayment of investments in and advance to subsidiaries	203	—	—
Other, net	—	—	(83)
Net cash (used in) provided by investing activities	(19,797)	—	1,309
Cash flows from financing activities:
Proceeds from exercise of stock options	266	—	99
Proceeds from issuance of common stock	57,834	—	—
Payment of preferred dividends	(3,242)	(2,221)	(689)
Stock offering expenses	(683)	—	—
Payment of common dividends	(3,704)	(4,095)	(4,086)
Other, net	—	243	607
Net cash provided by (used in) financing activities	50,471	(6,073)	(4,069)
Net change in cash and cash equivalents	33,469	1,910	5,343
Cash and cash equivalents at beginning of year	16,705	14,795	9,452
Cash and cash equivalents at end of year	$50,174	$16,705	$14,795

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MidSouth Bancorp, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Midsouth Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, other comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company's auditor since 2005.

Atlanta, Georgia
March 16, 2018

Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share data)
	2017
	IV	III	II	I
Interest income	$20,955	$20,379	$19,758	$19,531
Interest expense	1,483	1,566	1,512	1,465
Net interest income	19,472	18,813	18,246	18,066
Provision for loan losses	10,600	4,300	12,500	2,800
Net interest income after provision for loan losses	8,872	14,513	5,746	15,266
Gain on sale of investments, net	—	338	3	6
Other noninterest income	6,028	5,148	5,220	5,038
Noninterest expense	25,944	17,759	19,604	17,230
(Loss) earnings before income taxes	(11,044)	2,240	(8,635)	3,080
Income tax (benefit) expense	(540)	574	(3,221)	589
Net (loss) earnings	(10,504)	1,666	(5,414)	2,491
Dividends on preferred stock	810	810	811	811
Net (loss) earnings available to common stockholders	$(11,314)	$856	$(6,225)	$1,680

(Loss) earnings per common share - basic	$(0.69)	$0.05	$(0.51)	$0.15
(Loss) earnings per common share - diluted	$(0.69)	$0.05	$(0.51)	$0.15
Market price of common stock
High	$14.00	$12.35	$15.53	$15.30
Low	$12.05	$11.09	$11.15	$13.51
Close	$13.25	$12.05	$11.75	$15.30
Average shares outstanding - basic	16,460,124	16,395,317	12,227,456	11,264,394
Average shares outstanding - diluted	16,462,550	16,395,740	12,237,299	11,282,491

	2016
	IV	III	II	I
Interest income	$19,983	$19,953	$19,388	$19,804
Interest expense	1,459	1,414	1,397	1,420
Net interest income	18,524	18,539	17,991	18,384
Provision for loan losses	2,600	2,900	2,300	2,800
Net interest income after provision for loan losses	15,924	15,639	15,691	15,584
Gain on sale of investments, net	—	—	20	—
Other noninterest income	4,782	4,866	4,853	4,487
Noninterest expense	17,636	17,114	17,041	16,759
Earnings before income taxes	3,070	3,391	3,523	3,312
Income tax expense	871	993	1,030	963
Net earnings	2,199	2,398	2,493	2,349
Dividends on preferred stock	812	811	811	427
Net earnings available to common stockholders	$1,387	$1,587	$1,682	$1,922

Earnings per common share - basic	$0.12	$0.14	$0.15	$0.17
Earnings per common share - diluted	$0.12	$0.14	$0.15	$0.17
Market price of common stock
High	$14.50	$11.08	$11.13	$9.45
Low	$9.95	$9.46	$7.37	$6.51
Close	$13.60	$10.40	$10.04	$7.63
Average shares outstanding - basic	11,271,948	11,262,282	11,255,042	11,261,644
Average shares outstanding - diluted	11,273,302	11,262,710	11,255,178	11,261,644

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

During the fourth quarter of 2017, there were no significant changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting.  Their report is included on pages 98-99 in this Annual Report on Form 10-K.

Item 9B – Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

The information set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, is incorporated herein by reference.

The information set forth under the headings “Item 1. Election of Directors,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Standing Board Committees” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11 - Executive Compensation

The information set forth under the headings “Compensation Discussion and Analysis,” "CEO Pay Ratio Disclosure," “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control,” “Outside Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the headings “Securities Authorized for Issuance under Equity Compensation Plans” in this Annual Report on Form 10-K, is incorporated by reference to the sections entitled “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Management” and “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2017, the Company had outstanding stock options and restricted stock granted under our incentive compensation plans, which were approved by the Company’s stockholders.  Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2017, subject to the Company’s available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	188,275	$14.14	182,288
Equity compensation plans not approved by security holders	—	—	—
Total	188,275	$14.14	182,288

Item 13 - Certain Relationships and Related Transactions and Director Independence

The information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board Independence” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14 – Principal Accounting Fees and Services

The information set forth under the heading “Relationship with Independent Registered Public Accountants” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 15 - Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

Consolidated Balance Sheets – December 31, 2017 and 2016
Consolidated Statements of Earnings – Years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements
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

10.8+	MidSouth Bancorp, Inc. 2017 Annual Incentive Compensation Plan (filed as Exhibit 10.1 to MidSouth's Quarterly Report on Form 10-Q filed on May 8, 2017 and incorporated herein by reference).

10.9+	Executive Indexed Salary Continuation Agreement between MidSouth Bancorp, Inc. and C.R. Cloutier (filed as Exhibit 10.9 to the Form 10-K filed March 13, 2015 and incorporated herein by reference).

10.10
Formal Agreement by and between MidSouth, N.A. and the Comptroller of the Currency dated July 19, 2017 (filed as Exhibit 10.1 to MidSouth’s Current Report on Form 8-K filed on July 25, 2017 and incorporated herein by reference).

10.11+	Change in Control Agreement between MidSouth Bancorp, Inc. and Erin DeWitt. (filed as Exhibit 10.2 to MidSouth’s Current Report on Form 8-K filed on May 31, 2017 and incorporated herein by reference).

10.12+
Change in Control Agreement between MidSouth Bancorp, Inc. and Lorraine D. Miller (filed as Exhibit 10.3 to MidSouth’s Current Report on Form 8-K filed on May 31, 2017 and incorporated herein by reference).

10.13+	Form of Performance-Based Restricted Stock Unit Grant Agreement (filed as Exhibit 10.2 to MidSouth’s Quarterly Report on Form 10-Q filed on May 8, 2017 and incorporated herein by reference).

21	Subsidiaries of the Registrant*

23.1	Consent of Porter Keadle Moore, LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement

*	Included herewith

Agreements with respect to certain of the Company’s long-term debt are not filed as Exhibits hereto pursuant to Item 601(b)(4)(iii) of Regulation S-K inasmuch as the debt authorized under any such agreement does not exceed 10% of the Company’s total assets on a consolidated basis.  The Company agrees to furnish a copy of each such agreement to the Securities & Exchange Commission upon request.

Item 16 - Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDSOUTH BANCORP, INC.
Registrant

		By:	/s/ James R. McLemore
James R. McLemore
President and Chief Executive Officer
Date:	March 16, 2018

Signatures	Title	Date

/s/ James R. McLemore	Principal Executive Officer,	March 16, 2018
James R. McLemore	President, and Director

/s/ Lorraine D. Miller	Principal Financial Officer, Principal Accounting	March 16, 2018
Lorraine D. Miller	Officer and Executive Vice President

/s/ Leonard Q. Abington	Director	March 16, 2018
Leonard Q. Abington

/s/ James R. Davis, Jr.	Director	March 16, 2018
James R. Davis, Jr.

/s/ Jake Delhomme	Director	March 16, 2018
Jake Delhomme

/s/ Andrew G. Hargroder	Director	March 16, 2018
Andrew G. Hargroder

/s/ Milton B. Kidd, III	Director	March 16, 2018
Milton B. Kidd, III

/s/ Timothy J. Lemoine	Director	March 16, 2018
Timothy J. Lemoine

/s/ R. Glenn Pumpelly	Director	March 16, 2018
R. Glenn Pumpelly

/s/ William M. Simmons	Director	March 16, 2018
William M. Simmons