Form 10-Q
period 2018-03-31
MIDSOUTH BANCORP INC
filed 2018-05-10
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
YES   ☐   NO   ☒

As of May 10, 2018, there were 16,603,511 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share data)
	March 31, 2018 (unaudited)	December 31, 2017 (audited)
Assets
Cash and due from banks, including required reserves of $7,991 and $6,741, respectively	$18,037	$34,775
Interest-bearing deposits in banks	192,130	114,839
Federal funds sold	1,319	3,350
Securities available-for-sale, at fair value (cost of $301,411 at March 31, 2018 and $312,584 at December 31, 2017)	293,970	309,191
Securities held-to-maturity (fair value of $72,307 at March 31, 2018 and $80,920 at December 31, 2017)	73,255	81,052
Other investments	12,896	12,214
Loans held for sale	1,117	15,737
Loans	1,137,255	1,183,426
Allowance for loan losses	(25,371)	(26,888)
Loans, net	1,111,884	1,156,538
Bank premises and equipment, net	57,848	59,057
Accrued interest receivable	7,887	8,283
Goodwill	42,171	42,171
Intangibles	3,238	3,515
Cash surrender value of life insurance	14,948	14,896
Other real estate	1,803	2,001
Assets held for sale	3,995	3,995
Other assets	21,257	19,538
Total assets	$1,857,755	$1,881,152

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$427,504	$416,547
Interest-bearing	1,076,433	1,063,142
Total deposits	1,503,937	1,479,689
Securities sold under agreements to repurchase	33,026	67,133
Short-term Federal Home Loan Bank advances	27,500	40,000
Long-term Federal Home Loan Bank advances	10,016	10,021
Junior subordinated debentures	22,167	22,167
Other liabilities	10,272	8,127
Total liabilities	1,606,918	1,627,137
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 89,875 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	8,987	8,987
Common stock, $0.10 par value; 30,000,000 shares authorized, 16,621,811 and 16,548,829 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,662	1,655
Additional paid-in capital	168,765	168,412
Unearned ESOP shares	(906)	(937)
Accumulated other comprehensive loss	(4,782)	(1,828)
Retained earnings	45,111	45,726
Total shareholders’ equity	250,837	254,015
Total liabilities and shareholders’ equity	$1,857,755	$1,881,152

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited) (in thousands, except share and per share data)
	Three Months Ended March 31,
	2018	2017
Interest income:
Loans, including fees	$16,015	$16,622
Securities and other investments:
Taxable	2,047	2,327
Nontaxable	316	407
Federal funds sold	18	6
Time and interest bearing deposits in other banks	514	85
Other investments	87	84
Total interest income	18,997	19,531

Interest expense:
Deposits	1,238	935
Securities sold under agreements to repurchase	40	234
Short-term FHLB advances	84	—
Long-term FHLB advances	45	88
Junior subordinated debentures	220	208
Total interest expense	1,627	1,465

Net interest income	17,370	18,066
Provision for loan losses	—	2,800
Net interest income after provision for loan losses	17,370	15,266

Non-interest income:
Service charges on deposits	2,206	2,480
Gain on sale of securities, net	—	6
ATM and debit card income	1,784	1,703
Other charges and fees	839	855
Total non-interest income	4,829	5,044

Non-interest expenses:
Salaries and employee benefits	7,719	8,689
Occupancy expense	3,190	3,624
ATM and debit card expense	576	721
Data processing	665	621
FDIC insurance	430	397
Legal and professional fees	5,703	385
Loss on transfer of loans to held for sale	875	—
Other	2,715	2,793
Total non-interest expenses	21,873	17,230
Income before income tax expense (benefit)	326	3,080
Income tax (benefit) expense	(34)	589

Net earnings	360	2,491
Dividends on preferred stock	810	811
Net (loss) earnings available to common shareholders	$(450)	$1,680
(Loss) earnings per share:
Basic	$(0.03)	$0.15
Diluted	$(0.03)	$0.15
Weighted average number of shares outstanding:
Basic	16,495	11,264
Diluted	16,500	11,282
Dividends declared per common share	$0.01	$0.09

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive (Loss) Income (unaudited) (in thousands)
	Three Months Ended March 31,
	2018	2017
Net earnings	$360	$2,491
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during the year	(4,048)	820
Less: reclassification adjustment for gains on sales of securities available-for-sale	—	(6)
Net change in unrealized (losses) gains on securities available-for-sale	(4,048)	814
Unrealized gain on derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives arising during the period	349	13
Less: reclassification adjustment for gains on derivative instruments	(40)	—
Net change in unrealized gain on derivative instruments	309	13
Total other comprehensive (loss) income, before tax	(3,739)	827
Income tax effect related to items of other comprehensive (loss) income	785	(290)
Total other comprehensive (loss) income, net of tax	(2,954)	537
Total comprehensive (loss) income	$(2,594)	$3,028
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) For the Three Months Ended March 31, 2018 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance - December 31, 2017	121,875	$40,987	16,548,829	$1,655	$168,412	$(937)	$(1,828)	$45,726	$254,015
Net earnings	—	—	—	—	—	—	—	360	360
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	(810)	(810)
Dividends on common stock, $0.01 per share	—	—	—	—	—	—	—	(165)	(165)
Restricted stock grant	—	—	52,278	5	(5)	—	—	—	—
Restricted stock forfeitures	—	—	(12,375)	(1)	1	—	—	—	—
ESOP shares released for allocation	—	—	—	—	—	31	—	—	31
ESOP compensation expense	—	—	—	—	10	—	—	—	10
Exercise of stock options	—	—	33,079	3	426	—	—	—	429
Stock option and restricted stock compensation expense	—	—	—	—	(79)	—	—	—	(79)
Change in accumulated other comprehensive loss	—	—	—	—	—	—	(2,954)	—	(2,954)
Balance – March 31, 2018	121,875	$40,987	16,621,811	$1,662	$168,765	$(906)	$(4,782)	$45,111	$250,837

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$360	$2,491
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,205	1,493
Accretion of purchase accounting adjustments	162	2
Provision for loan losses	—	2,800
Deferred tax expense (benefit)	1,614	(222)
Amortization of premiums on securities, net	705	686
Stock-based compensation expense	(79)	81
Net excess tax benefit from stock-based compensation	18	333
ESOP compensation expense	10	27
Net gain on sale of investment securities	—	(6)
Proceeds from sale of loans held for sale	14,514	—
Net gain on sale of other real estate owned	(1)	(8)
Net write down of other real estate owned	48	23
Loss on transfer of loans to held for sale	875	—
Net loss (gain) on sale/disposal of premises and equipment	55	(12)
Change in accrued interest receivable	396	60
Change in accrued interest payable	(28)	(11)
Change in other assets & other liabilities, net	(136)	510
Net cash provided by operating activities	19,718	8,247

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	12,272	14,631
Proceeds from maturities and calls of securities held-to-maturity	7,583	5,865
Proceeds from sale of securities available-for-sale	410	6,462
Proceeds from sale of security held-to-maturity	—	887
Purchases of securities available-for-sale	(2,000)	(36,672)
Purchases of other investments	(682)	(7)
Net change in loans	44,026	9,687
Purchases of premises and equipment	(275)	(887)
Proceeds from sale of premises and equipment	224	144
Proceeds from sale of other real estate owned	151	612
Net cash provided by investing activities	61,709	722

Cash flows from financing activities:
Change in deposits	24,248	(6,486)
Change in securities sold under agreements to repurchase	(34,107)	(4,654)
Borrowings on Federal Home Loan Bank advances	82,500	—
Repayments of Federal Home Loan Bank advances	(95,000)	(17)
Proceeds from exercise of stock options	429	266
Payment of dividends on preferred stock	(810)	(811)
Payment of dividends on common stock	(165)	(1,024)
Net cash used by financing activities	(22,905)	(12,726)

Net increase (decrease) in cash and cash equivalents	58,522	(3,757)
Cash and cash equivalents, beginning of period	152,964	82,228
Cash and cash equivalents, end of period	$211,486	$78,471

Supplemental cash flow information:
Interest paid	$1,654	$1,476
Income taxes paid	—	—
Noncash investing and financing activities:
Transfer of loans to other real estate	—	95
Transfer of loans to held for sale	221	—
Change in accrued common stock dividends	1	1
Change in unrealized gains/losses on securities available-for-sale, net of tax	(3,198)	529
Change in unrealized gains on derivative instruments, net of tax	244	8
Net change in loan to ESOP	31	109

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Notes to Interim Consolidated Financial Statements March 31, 2018 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of March 31, 2018 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2017 Annual Report on Form 10-K.

The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with GAAP and general practices within the banking industry.  There have been no material changes or developments in the application of accounting principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our 2017 Annual Report on Form 10-K.

Recent Accounting Pronouncements — ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities was issued to clarify certain aspects of the guidance on recognizing and measuring financial assets and liabilities in ASU 2016-01:

•	Clarification regarding the ability to discontinue application of the measurement alternative for equity securities without a readily determinable fair value

•	Clarification of the measurement date for fair value adjustments to the carrying amount of equity securities without a readily determinable fair value for which the measurement alternative is elected

•
Clarification of the unit of account for fair value adjustments to forward contracts and purchased options on equity securities without a readily determinable fair value for which the measurement alternative is expected to be elected

•	Presentation requirements for certain hybrid financial liabilities for which the fair value option is elected

•	Measurement of financial liabilities denominated in a foreign currency for which the fair value option is elected

•	Transition guidance for equity securities without a readily determinable fair value
The effective date of this Update is for fiscal years beginning on or after December 15, 2017 and for interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018 are not required to adopt the amendments until interim periods beginning after June 15, 2018. Adoption of this Update is not expected to have a material effect on the Company's financial position, results of operations or its financial statement disclosures.

Adoption of New Accounting Standards — In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers, which created a new principle-based framework to determine when and how an entity recognizes revenue from its customer contracts. FASB has established a core principle for recognizing revenue within the new rules, which states that revenue should only be recorded when services are provided or goods are transferred to customers at the agreed price. The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, letters of credit and investment securities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Description of our revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our income statements as components of non-interest income are as follows:

•
Service charges on deposits - We collect service charges on most of our non-maturity deposits accounts on a monthly basis. Our fee earned is collected monthly when a particular cycle for a non-maturity deposit account closes. Each cycle is monthly and the fee earned is for our service for the month just closed. Our performance obligations are to process transactions, pay interest (on interest-bearing accounts), collect deposits, and allow access to on-line banking applications and other services ancillary to a banking relationship. Each month when our fee is charged, our obligation is complete. The contract-relationship is a month to month obligation - i.e. our obligation to perform these services would end if the customer closes their deposit account with MidSouth.

•
ATM and debit card income - ATM fees primarily consist of surcharges assessed to our customers for using a non-Bank ATM or a non-Bank customer using our ATM. Debit card income represents revenues earned from interchange fees, which are earned on debit card transactions conducted with payment networks. Such fees are generally recognized concurrently with the delivery of services on a daily basis.

2. Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$20,943	$75	$825	$20,193
GSE mortgage-backed securities	55,926	561	976	55,511
Collateralized mortgage obligations: residential	194,647	103	6,743	188,007
Collateralized mortgage obligations: commercial	2,230	—	47	2,183
Mutual funds	2,100	—	74	2,026
Corporate debt securities	25,565	579	94	26,050
	$301,411	$1,318	$8,759	$293,970

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$23,042	$209	$442	$22,809
GSE mortgage-backed securities	58,620	825	321	59,124
Collateralized mortgage obligations: residential	202,573	90	4,508	198,155
Collateralized mortgage obligations: commercial	2,274	—	34	2,240
Mutual funds	2,100	—	39	2,061
Corporate debt securities	23,975	837	10	24,802
	$312,584	$1,961	$5,354	$309,191

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$30,550	$162	$113	$30,599
GSE mortgage-backed securities	33,930	—	598	33,332
Collateralized mortgage obligations: residential	7,120	—	387	6,733
Collateralized mortgage obligations: commercial	1,655	—	12	1,643
	$73,255	$162	$1,110	$72,307

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$35,908	$265	$22	$36,151
GSE mortgage-backed securities	35,751	171	219	35,703
Collateralized mortgage obligations: residential	7,450	—	321	7,129
Collateralized mortgage obligations: commercial	1,943	—	6	1,937
	$81,052	$436	$568	$80,920

With the exception of one private-label collateralized mortgage obligations (“CMOs”) with a balance remaining of $7,000 at March 31, 2018, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The following table presents the amortized cost and fair value of debt securities at March 31, 2018 by contractual maturity (in thousands).   Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$—	$—
Due after one year through five years	7,124	7,116
Due after five years through ten years	43,042	43,443
Due after ten years	249,145	241,385
	$299,311	$291,944

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$1,392	$1,389
Due after one year through five years	5,061	5,023
Due after five years through ten years	45,316	44,731
Due after ten years	21,486	21,164
	$73,255	$72,307

Details concerning investment securities with unrealized losses are as follows (in thousands):

	March 31, 2018
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$1,622	$28	$12,343	$797	$13,965	$825
GSE mortgage-backed securities	35,985	791	5,568	185	41,553	976
Collateralized mortgage obligations: residential	54,829	1,208	130,399	5,535	185,228	6,743
Collateralized mortgage obligations: commercial	—	—	2,183	47	2,183	47
Mutual funds	2,026	74	—	—	2,026	74
Corporate debt securities	4,496	94	—	—	4,496	94
	$98,958	$2,195	$150,493	$6,564	$249,451	$8,759

	December 31, 2017
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$596	$5	$12,716	$437	$13,312	$442
GSE mortgage-backed securities	29,725	224	5,858	97	35,583	321
Collateralized mortgage obligations: residential	57,665	548	137,598	3,960	195,263	4,508
Collateralized mortgage obligations: commercial	—	—	2,240	34	2,240	34
Mutual funds	2,061	39	—	—	2,061	39
Corporate debt securities	2,990	10	—	—	2,990	10
	$93,037	$826	$158,412	$4,528	$251,449	$5,354

	March 31, 2018
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$9,893	$113	$—	$—	$9,893	$113
GSE mortgage-backed securities	$28,673	$380	$4,658	$218	$33,331	$598
Collateralized mortgage obligations: residential	$—	$—	$6,734	$387	$6,734	$387
Collateralized mortgage obligations: commercial	1,643	12	—	—	1,643	12
	$40,209	$505	$11,392	$605	$51,601	$1,110

	December 31, 2017
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$6,340	$22	$—	$—	$6,340	$22
GSE mortgage-backed securities	11,201	89	4,961	130	16,162	219
Collateralized mortgage obligations: residential	—	—	7,129	321	7,129	321
Collateralized mortgage obligations: commercial	1,937	6	—	—	1,937	6
	$19,478	$117	$12,090	$451	$31,568	$568

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

As of March 31, 2018, 106 securities had unrealized losses totaling 3.17% of the individual securities’ amortized cost basis and 2.63% of the Company’s total amortized cost basis.  Of the 106 securities, 45 had been in an unrealized loss position for over twelve months at March 31, 2018.  These 45 securities had an amortized cost basis and unrealized loss of $169.1 million and $7.2 million, respectively.  The unrealized losses on debt securities at March 31, 2018 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At March 31, 2018, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company sold 1 security classified as available-for-sale. The security was sold at book value; therefore, no gain or loss was recorded on the transaction. During the three months ended March 31, 2017, the Company sold 10 securities classified as available-for-sale and 1 security classified as held-to-maturity. Of the available-for-sale securities, 7 securities were sold with gains totaling $108,000 and 3 securities were sold at a loss of $109,000 for a net loss of $1,000. The decision to sell the 1 held-to-maturity security, which was sold at a gain of $7,000, was based on the pre-refunding of the bond which would accelerate the maturity of the bond by 15 years with an anticipated call date within six months.

Securities with an aggregate carrying value of approximately $187.0 million and $177.9 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Commercial, financial and agricultural	$401,048	$435,207
Real estate – construction	94,679	90,287
Real estate – commercial	438,779	448,406
Real estate – residential	145,671	146,751
Installment loans to individuals	50,888	56,398
Lease financing receivable	692	732
Other	5,498	5,645
	1,137,255	1,183,426
Less allowance for loan losses	(25,371)	(26,888)
	$1,111,884	$1,156,538

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At March 31, 2018, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $172.8 million, or 15.2% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At March 31, 2018, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $502.5 million, 54% of which are secured by owner-occupied commercial properties.  Of the $502.5 million in loans secured by commercial real estate, $26.2 million, or 5.2%, were on nonaccrual status at March 31, 2018.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	March 31, 2018
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$20,577	$596	$3,893	$837	$957	$3	$25	$26,888
Charge-offs	(1,524)	(2)	(86)	(3)	(221)	—	—	(1,836)
Recoveries	276	—	6	1	36	—	—	319
Provision	(264)	159	(106)	64	146	—	1	—
Ending balance	$19,065	$753	$3,707	$899	$918	$3	$26	$25,371
Ending balance: individually evaluated for impairment	$5,968	$94	$76	$20	$6	$—	$—	$6,164
Ending balance: collectively evaluated for impairment	$13,097	$659	$3,631	$879	$912	$3	$26	$19,207

Loans:
Ending balance	$401,048	$94,679	$438,779	$145,671	$50,888	$692	$5,498	$1,137,255
Ending balance: individually evaluated for impairment	$55,092	$192	$26,005	$2,088	$50	$—	$—	$83,427
Ending balance: collectively evaluated for impairment	$345,956	$94,487	$412,774	$143,583	$50,838	$692	$5,498	$1,053,828

	March 31, 2017
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$16,057	$585	$5,384	$940	$1,395	$5	$6	$24,372
Charge-offs	(1,705)	—	(823)	(117)	(261)	—	—	(2,906)
Recoveries	154	—	10	90	58	—	—	312
Provision	3,832	(321)	(238)	(249)	(222)	(2)	—	2,800
Ending balance	$18,338	$264	$4,333	$664	$970	$3	$6	$24,578
Ending balance: individually evaluated for impairment	$4,173	$9	$1,656	$217	$160	$—	$—	$6,215
Ending balance: collectively evaluated for impairment	$14,165	$255	$2,677	$447	$810	$3	$6	$18,363

Loans:
Ending balance	$469,815	$100,248	$464,859	$159,426	$75,258	$969	$1,425	$1,272,000
Ending balance: individually evaluated for impairment	$35,346	$26	$20,623	$1,956	$487	$—	$—	$58,438
Ending balance: collectively evaluated for impairment	$434,469	$100,222	$443,802	$157,401	$74,771	$969	$1,425	$1,213,059
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$434	$69	$—	$—	$—	$503

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$2,235	$3,156	$12,816	$18,207	$382,841	$401,048	$1
Real estate - construction	927	1,179	192	2,298	92,381	94,679	—
Real estate - commercial	5,681	6,079	11,330	23,090	415,689	438,779	—
Real estate - residential	657	1,137	1,187	2,981	142,690	145,671	—
Installment loans to individuals	202	125	50	377	50,511	50,888	—
Lease financing receivable	—	—	—	—	692	692	—
Other loans	65	16	—	81	5,417	5,498	—
	$9,767	$11,692	$25,575	$47,034	$1,090,221	$1,137,255	$1

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,195	$1,893	$14,847	$17,935	$417,272	$435,207	$545
Real estate - construction	616	—	190	806	89,481	90,287	125
Real estate - commercial	5,889	6,402	4,163	16,454	431,952	448,406	58
Real estate - residential	1,065	235	559	1,859	144,892	146,751	—
Installment loans to individuals	276	32	34	342	56,056	56,398	—
Lease financing receivable	—	—	—	—	732	732	—
Other loans	—	—	—	—	5,645	5,645	—
	$9,041	$8,562	$19,793	$37,396	$1,146,030	$1,183,426	$728

Non-accrual loans are as follows (in thousands):

	March 31, 2018	December 31, 2017
Commercial, financial, and agricultural	$53,939	$37,418
Real estate - construction	192	66
Real estate - commercial	26,006	11,128
Real estate - residential	2,088	618
Installment loans to individuals	50	48
Lease financing receivable	—	—
Other	—	—
	$82,275	$49,278

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $1.5 million and $931,000 for the three months ended March 31, 2018 and 2017, respectively.  Interest actually received on non-accrual loans subsequent to their transfer to non-accrual status totaled $68,000 and $244,000 for the three months ended March 31, 2018 and 2017, respectively.

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

	March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$44,445	$50,416	$—	$34,552	$18
Real estate - construction	—	—	—	—	—
Real estate - commercial	25,250	27,514	—	17,861	—
Real estate - residential	1,400	1,400	—	851	—
Installment loans to individuals	24	24	—	12	—
Finance leases	—	—	—	—	—
Subtotal:	71,119	79,354	—	53,276	18
With an allowance recorded:
Commercial, financial, and agricultural	10,647	10,802	5,968	12,383	—
Real estate - construction	192	192	94	129	—
Real estate - commercial	755	755	76	706	—
Real estate - residential	688	688	20	502	—
Installment loans to individuals	26	26	6	37	—
Finance leases	—	—	—	—	—
Subtotal:	12,308	12,463	6,164	13,757	—
Totals:
Commercial	81,097	89,487	6,044	65,502	18
Construction	192	192	94	129	—
Residential	2,088	2,088	20	1,353	—
Consumer	50	50	6	49	—
Grand total:	$83,427	$91,817	$6,164	$67,033	$18

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$24,659	$30,630	$—	$19,880	$90
Real estate - construction	—	—	—	5	—
Real estate - commercial	10,471	11,965	—	11,590	—
Real estate - residential	302	302	—	602	—
Installment loans to individuals	—	—	—	37	—
Subtotal:	35,432	42,897	—	32,114	90
With an allowance recorded:
Commercial, financial, and agricultural	14,119	14,150	7,197	15,245	1
Real estate - construction	66	136	23	33	—
Real estate - commercial	657	657	131	8,318	—
Real estate - residential	316	316	5	620	—
Installment loans to individuals	48	50	14	258	—
Subtotal:	15,206	15,309	7,370	24,474	1
Totals:
Commercial	49,906	57,402	7,328	55,033	91
Construction	66	136	23	38	—
Residential	618	618	5	1,222	—
Consumer	48	50	14	295	—
Grand total:	$50,638	$58,206	$7,370	$56,588	$91

Credit Quality

The Company manages credit risk by observing written underwriting standards and the lending policy established by the Board of Directors and management to govern all lending activities.  The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by a loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Audit Committee of the Board of Directors.

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

The following tables present the classes of loans by risk rating (in thousands):

	March 31, 2018
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$326,697	$393,327	$720,024	85.73%
Special mention		8,718	5,798	14,516	1.73%
Substandard		65,633	39,654	105,287	12.54%
		$401,048	$438,779	$839,827	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$92,978	98.20%
Special mention				167	0.18%
Substandard				1,534	1.62%
				$94,679	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$140,883	96.71%
Special mention				854	0.59%
Substandard				3,934	2.70%
				$145,671	100.00%

Consumer and Other Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$50,837	$692	$5,498	$57,027	99.91%
Nonperforming	51	—	—	51	0.09%
	$50,888	$692	$5,498	$57,078	100.00%

	December 31, 2017
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$358,373	$411,280	$769,653	87.10%
Special mention		9,687	3,823	13,510	1.53%
Substandard		67,147	33,303	100,450	11.37%
		$435,207	$448,406	$883,613	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$89,323	98.93%
Special mention				600	0.66%
Substandard				364	0.40%
				$90,287	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$144,250	98.30%
Special mention				1,233	0.84%
Substandard				1,268	0.86%
				$146,751	100.00%

Consumer and Other Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$56,041	$699	$5,645	$62,385	99.38%
Nonperforming	357	33	—	390	0.62%
	$56,398	$732	$5,645	$62,775	100.00%

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible.

The following tables present information about TDRs that were modified during the periods presented by portfolio segment (in thousands):

	Three months ended
	March 31, 2018		March 31, 2017
	Number of loans	Pre-modification recorded investment	Number of loans	Pre-modification recorded investment
Commercial, financial and agricultural	—	$—	1	$1,984

During the three month periods ending March 31, 2018 and 2017, there were no defaults on any loans that were modified as TDRs during the preceding twelve months. The Company defines a payment default as any loan that is greater than 30 days past due or was past due greater than 30 days at any point during the reporting period, or since the date of modification, whichever is shorter.

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of March 31, 2018, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Intangibles

A summary of core deposit intangible assets as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018	December 31, 2017
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(8,436)	(8,159)
Net carrying amount	$3,238	$3,515

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

No ineffectiveness related to the interest rate swaps designated as cash flow hedges was recognized in the consolidated statements of income for the three months ended March 31, 2018. The accumulated net after-tax income related to the effective cash flow hedge included in accumulated other comprehensive income is reflected in Note 6 - Other Comprehensive (Loss) Income.

The following table discloses the notional amounts and fair value of derivative instruments in the Company's balance sheet as of March 31, 2018 and December 31, 2017 (in thousands):

		Notional Amounts		Fair Value
	Type of Hedge	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps included in other assets	Cash Flow	$27,500	$27,500	$1,387	$1,078

The following tables present the pre-tax effect of hedging derivative instruments on the Company's consolidated statements of operations:

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017		2018	2017
Interest rate swaps	309	13	Interest Expense	40	—

6. Other Comprehensive (Loss) Income

The following is a summary of the tax effects allocated to each component of other comprehensive (loss) income (in thousands):

	Three Months Ended March 31,
	2018			2017
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive (loss) income:
Securities available-for-sale:
Change in unrealized gains/losses during period	$(4,048)	$850	$(3,198)	$820	$(287)	$533
Reclassification adjustment for gains included in net income	—	—	—	(6)	2	(4)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	349	(73)	276	13	(5)	8
Reclassification adjustment for gains included in net income	(40)	8	(32)	—	—	—
Total other comprehensive (loss) income	$(3,739)	$785	$(2,954)	$827	$(290)	$537

The reclassifications out of accumulated other comprehensive (loss) income into net income are presented below (in thousands):

	Three Months Ended March 31,
	2018		2017
Details about Accumulated Other Comprehensive (Loss) Income Components	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$—	Gain on sale of securities, net	$(6)	Gain on sale of securities, net
	—	Tax expense	2	Tax expense
	$—	Net of tax	$(4)	Net of tax

Gains on derivative instruments:
	$(40)	Interest expense	$—	Interest expense
	8	Tax expense	—	Tax expense
	$(32)	Net of tax	$—	Net of tax

7. Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended March 31,
	2018	2017
Net (loss) earnings available to common shareholders	$(450)	$1,680
Dividends on Series C preferred stock	—	—
Adjusted net earnings available to common shareholders	$(450)	$1,680
Weighted average number of common shares outstanding used in computation of basic earnings per common share	16,495	11,264
Effect of dilutive securities:
Stock options	5	14
Restricted stock	—	4
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted earnings per share	16,500	11,282

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

Following is a summary of the securities that were excluded from the computation of diluted earnings per share because the effects of the shares were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	43	84
Restricted stock	—	4
Shares subject to the outstanding warrant issued in connection with the CPP transaction	104	104
Convertible preferred stock	—	507

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at March 31, 2018
Description	March 31, 2018	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$20,193	$—	$20,193	$—
GSE mortgage-backed securities	55,511	—	55,511	—
Collateralized mortgage obligations: residential	188,007	—	188,007	—
Collateralized mortgage obligations: commercial	2,183	—	2,183	—
Mutual funds	2,026	2,026	—	—
Corporate debt securities	26,050	—	26,050	—
Total available-for-sale securities	$293,970	$2,026	$291,944	$—

Derivative assets	$1,387	$—	$1,387	$—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2017
Description	December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$22,809	$—	$22,809	$—
GSE mortgage-backed securities	59,124	—	59,124	—
Collateralized mortgage obligations: residential	198,155	—	198,155	—
Collateralized mortgage obligations: commercial	2,240	—	2,240	—
Mutual funds	2,061	2,061	—	—
Corporate debt securities	24,802	—	24,802	—
Total available-for-sale securities	$309,191	$2,061	$307,130	$—

Derivative assets	$1,078	$—	$1,078	$—

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

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at March 31, 2018
Description	March 31, 2018	Level 1	Level 2	Level 3
Impaired loans	$13,758	$—	$—	$13,758
Loans held for sale	1,117	—	1,117	—
Other real estate	1,803	—	—	1,803
Assets held for sale	3,995	—	3,995	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2017
Description	December 31, 2017	Level 1	Level 2	Level 3
Impaired loans	$10,227	$—	$—	$10,227
Loans held for sale	15,737	—	15,737	—
Other real estate	2,001	—	—	2,001
Assets held for sale	3,572	—	3,572	—

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Fair Value at
Description	March 31, 2018	Technique	Unobservable Inputs
Impaired loans	$13,758	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	1,803	Third party appraisals	Collateral discounts and estimated costs to sell

	Fair Value at
Description	December 31, 2017	Technique	Unobservable Inputs
Impaired loans	$10,227	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	2,001	Third party appraisals	Collateral discounts and estimated costs to sell

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at March 31, 2018 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$211,486	$211,486	$—	$—
Securities held-to-maturity	73,255	—	72,307	—
Other investments	12,896	12,896	—	—
Loans, net	1,111,884	—	—	1,115,895
Cash surrender value of life insurance policies	14,948	—	14,948	—
Financial liabilities:
Non-interest-bearing deposits	427,504	—	427,504	—
Interest-bearing deposits	1,076,433	—	901,846	171,757
Securities sold under agreements to repurchase	33,026	33,026	—	—
Short-term Federal Home Loan Bank advances	27,500	27,500	—	—
Long-term Federal Home Loan Bank advances	10,016	—	9,991	—
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$152,964	$152,964	$—	$—
Securities held-to-maturity	81,052	—	80,920	—
Other investments	12,214	12,214	—	—
Loans, net	1,156,538	—	—	1,160,614
Cash surrender value of life insurance policies	14,896	—	14,896	—
Financial liabilities:
Non-interest-bearing deposits	416,547	—	416,547	—
Interest-bearing deposits	1,063,142	—	881,139	179,910
Securities sold under agreements to repurchase	67,133	67,133	—	—
Short-term Federal Home Loan Bank advances	40,000	40,000	—	—
Long-term Federal Home Loan Bank advances	10,021	—	10,011	—
Junior subordinated debentures	22,167	—	22,167	—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MidSouth Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Lafayette, Louisiana that conducts substantially all of its business through its wholly owned subsidiary bank, MidSouth Bank, N.A. (the “Bank”).  We offer complete banking services to commercial and retail customers in Louisiana and south and central Texas with 42 locations and are connected to a worldwide ATM network that provides customers with access to more than 55,000 surcharge-free ATMs.  We are community oriented and focus primarily on offering commercial and consumer loan and deposit services to individuals, small businesses, and middle market businesses.

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying this report.  We encourage you to read this discussion in conjunction with our consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” in this Report and in our 2017 Annual Report on form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the following:

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

•	increases in competitive pressure in the banking and financial services industries;

•	increased competition for deposits and loans which could affect compositions, rates and terms;

•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;

•	our ability to successfully implement and manage our recently announced strategic initiatives;

•	costs and expenses associated with our strategic initiatives and possible changes in the size and components of the expected costs and charges associated with our strategic initiatives;

•	our ability to realize the anticipated benefits and cost savings from our strategic initiatives within the anticipated time frame, if at all;

•	the ability of the Company to comply with the terms of the formal agreement with the Office of the Comptroller of the Currency;

•	credit losses due to loan concentration, particularly our energy lending and commercial real estate portfolios;

•	a deviation in actual experience from the underlying assumptions used to determine and establish our allowance for loan losses (“ALL”), which could result in greater than expected loan losses;

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

Results of Operations

For the Three Months Ended March 31, 2018 and 2017

Net loss available to common shareholders totaled $450,000 for the three months ended March 31, 2018, compared to net earnings available to common shareholders of $1.7 million for the three months ended March 31, 2017. The first quarter of 2018 included non-operating expenses totaling $5.0 million which consisted of $145,000 of costs related to branch closures, $3.9 million of regulatory remediation costs, an $875,000 loss on the transfer of loans to held for sale and $88,000 of legal fees related to the bulk loan sale. Excluding these non-operating expenses, diluted earnings for the first quarter of 2018 were $0.21 per common share, compared to earnings of $0.15 per diluted share for the first quarter of 2017.

Fully taxable-equivalent ("FTE") net interest income was $17.5 million for the first quarter of 2018, an $828,000 decrease compared to $18.3 million for the first quarter of 2017. Our annualized net interest margin, on a FTE basis, decreased 1 basis point in prior year quarterly comparison, from 4.18% for the first quarter of 2017 to 4.17% for the first quarter of 2018. Excluding the impact of purchase accounting adjustments, the FTE margin increased 3 basis points, from 4.11% to 4.14% for the three months ended March 31, 2017 and 2018, respectively.

Noninterest income decreased $215,000 in quarterly comparison and consisted primarily of a $274,000 decrease in service charges on deposit accounts.

Excluding non-operating expenses of $5.0 million for the first quarter of 2018, noninterest expenses decreased $391,000 in quarterly comparison and consisted primarily of a $970,000 decrease in salaries and employee benefits costs and a $579,000 decrease in occupancy expense, which were partially offset by a $1.3 million increase in legal and professional fees. The provision for loan losses decreased $2.8 million in quarterly comparison. We recorded an income tax benefit of $34,000 for the first quarter of 2018, compared to income tax expense of $589,000 for the first quarter of 2017.

Dividends on preferred stock totaled $810,000 for the three months ended March 31, 2018 and $811,000 for the three months ended March 31, 2017. Dividends on the Series B Preferred Stock were $720,000 for the first quarter of 2018, unchanged from $720,000 for the first quarter of 2017. Dividends on the Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation (“PSB”) totaled $90,000 for the three months ended March 31, 2018 and $91,000 for the three months ended March 31, 2017.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.17% and 4.18% for the three months ended March 31, 2018 and 2017, respectively.   Tables 1 and 2 below analyze the changes in net interest income in the three months ended March 31, 2018 and 2017.

FTE net interest income decreased $828,000 in prior year quarterly comparison. Interest income on loans decreased $607,000 due to a decrease in the average balance of loans of $114.5 million in prior year quarterly comparison. The average yield on loans increased 31 basis points in prior year quarterly comparison, from 5.29% to 5.60%.

Investment securities totaled $367.2 million, or 19.8% of total assets at March 31, 2018, versus $390.2 million, or 20.7% of total assets at December 31, 2017. The investment portfolio had an effective duration of 3.6 years and a net unrealized loss of $8.3 million at March 31, 2018. FTE interest income on investments decreased $503,000 in prior year quarterly comparison. The average volume of investment securities decreased $57.8 million in prior year quarterly comparison, and the average tax equivalent yield on investment securities decreased 12 basis points, from 2.66% to 2.54%.

The average yield on all earning assets increased 5 basis points in prior year quarterly comparison, from 4.51% for the first quarter of 2017 to 4.56% for the first quarter of 2018.

Interest expense increased $162,000 in prior year quarterly comparison. Increases in interest expense included a $303,000 increase in interest expense on deposits and a $41,000 increase in interest expense on FHLB advances, which were partially offset by a $194,000 decrease in interest expense on repurchase agreements.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin decreased 1 basis point, from 4.18% for the first quarter of 2017 to 4.17% for the first quarter of 2018. Excluding purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin increased 3 basis points, from 4.11% for the first quarter of 2017 to 4.14% for the first quarter of 2018.

Table 1 Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended March 31,
	2018			2017
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$334,419	$2,047	2.45%	$382,105	$2,327	2.44%
Tax exempt[2]	50,550	397	3.14%	60,618	620	4.09%
Total investment securities	384,969	2,444	2.54%	442,723	2,947	2.66%
Federal funds sold	4,978	18	1.45%	3,571	6	0.67%
Time and interest bearing deposits in other banks	132,940	514	1.55%	41,785	85	0.81%
Other investments	12,721	87	2.74%	11,355	84	2.96%
Total loans[3]	1,159,671	16,015	5.60%	1,274,213	16,622	5.29%
Total earning assets	1,695,279	19,078	4.56%	1,773,647	19,744	4.51%
Allowance for loan losses	(26,476)			(24,021)
Nonearning assets	191,267			183,192
Total assets	$1,860,070			$1,932,818

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,056,417	$1,238	0.47%	$1,155,407	$935	0.33%
Securities sold under repurchase agreements	40,115	40	0.40%	92,571	234	1.03%
Short-term FHLB advances	28,722	84	1.17%	—	—	—%
Long-term FHLB advances	10,019	45	1.80%	25,370	88	1.39%
Junior subordinated debentures	22,167	220	3.97%	22,167	208	3.75%
Total interest bearing liabilities	1,157,440	1,627	0.57%	1,295,515	1,465	0.46%
Demand deposits	439,490			413,781
Other liabilities	7,970			7,627
Shareholders’ equity	255,170			215,895
Total liabilities and shareholders’ equity	$1,860,070			$1,932,818

Net interest income and net interest spread		$17,451	3.99%		$18,279	4.05%
Net interest margin			4.17%			4.18%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $81,000 for 2018 and $213,000 for 2017 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 21% and 35%, respectively.

3.	Interest income includes loan fees of $1,008,000 for 2018 and $707,000 for 2017. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended March 31, 2018 compared to March 31, 2017
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(280)	$(292)	$12
Tax exempt	(223)	(93)	(130)
Federal funds sold	12	3	9
Time and interest bearing deposits in other banks	429	305	124
Other investments	3	9	(6)
Loans, including fees	(607)	(1,548)	941
Total	(666)	(1,616)	950

Interest paid on:
Interest bearing deposits	303	(86)	389
Securities sold under repurchase agreements	(194)	(94)	(100)
Short-term FHLB advances	84	84	—
Long-term FHLB advances	(60)	(45)	(15)
Junior subordinated debentures	12	—	12
Total	145	(141)	286
Taxable-equivalent net interest income	$(811)	$(1,475)	$664
Note: In Table 2, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Non-interest Income

Total non-interest income was $4.8 million for the three months ended March 31, 2018, compared to $5.0 million for the three months ended March 31, 2017. Our recurring non-interest income includes service charges on deposit accounts, ATM and debit card income, credit card income and mortgage lending.

Table 3 presents non-interest income for the three-month periods ended March 31, 2018 and 2017.

Table 3 Non-Interest Income (in thousands)
	Three Months Ended March 31,
	2018	2017
Service charges on deposit accounts	$2,206	$2,480
ATM and debit card income	1,784	1,703
Gain on sales of securities, net	—	6
Mortgage lending	92	143
Increase in cash value of life insurance	52	63
Credit card interchange income	286	294
Credit card merchant fee income	67	69
Check cashing income	59	—
Other	283	286
Total non-interest income	$4,829	$5,044

Non-interest income decreased $215,000 in quarterly comparison. A $274,000 decrease in service charges on deposit accounts and a $51,000 decrease in mortgage lending income were partially offset by an $81,000 increase in ATM/debit card income and a $59,000 increase in check cashing income.

Non-interest Expense

Total non-interest expense was $21.9 million for the three months ended March 31, 2018, compared to $17.2 million for the three months ended March 31, 2017. Our recurring non-interest expense consists of salaries and employee benefits, occupancy expense, ATM and debit card expense and other operating expenses.

Table 4 presents non-interest expense for the three-month periods ended March 31, 2018 and 2017.

Table 4 Non-Interest Expense (in thousands)
	Three Months Ended March 31,
	2018	2017
Salaries and employee benefits	$7,719	$8,689
Occupancy expense	3,045	3,624
ATM and debit card	576	721
Legal and professional fees	1,689	385
FDIC premiums	430	397
Marketing	195	280
Corporate development	237	316
Data processing	665	621
Printing and supplies	123	183
Expenses on ORE, net	76	79
Amortization of core deposit intangibles	277	277
Loss on transfer of loans to held for sale (non-operating)	875	—
One-time charge related to closure of branches (non-operating)	145	—
Regulatory remediation costs (non-operating)	3,926	—
Legal fees related to bulk loan sale (non-operating)	88	—
Other non-interest expense	1,807	1,658
Total non-interest expense	$21,873	$17,230

Non-interest expenses increased $4.6 million in quarterly comparison. The first quarter of 2018 included non-operating expenses totaling $5.0 million which consisted of $145,000 of costs related to branch closures, $3.9 million of regulatory remediation costs, an $875,000 loss on the transfer of loans to held for sale and $88,000 of legal fees related to the bulk loan sale. Excluding these non-operating expenses, noninterest expenses decreased $391,000 in quarterly comparison and consisted primarily of a $970,000 decrease in salaries and employee benefits costs and a $579,000 decrease in occupancy expense, which were partially offset by a $1.3 million increase in legal and professional fees.

The $3.9 million of regulatory remediation costs incurred during the first quarter of 2018 represented consulting and outsourcing costs for assistance in complying with terms of our regulatory written agreement.

Salaries and employee benefits costs decreased $970,000 in quarterly comparison and included a $392,000 decrease in salary costs, a $249,000 decrease in bonus and incentive costs and a $160,000 decrease in stock compensation expense. A decrease in the number of employees on a full-time equivalent basis of 71 during the same period, from 515 at March 31, 2017 to 444 at March 31, 2018, contributed to the decrease in salaries expense.

Occupancy expense decreased $579,000 in quarterly and was primarily due to the closure and sale of 9 branches during 2017.

ATM and debit card expense decreased $145,000 in quarterly comparison. We changed processors during the first quarter of 2017, which resulted in lower processing costs.

The increase in legal and professional fees is primarily due to increased legal fees related to the elevated level of non-performing loans as well as increased outsourcing costs related to internal audit services.

Analysis of Balance Sheet

Consolidated assets remained constant at $1.9 billion at March 31, 2018 and December 31, 2017.

Securities available-for-sale totaled $294.0 million at March 31, 2018, a decrease of $15.2 million from December 31, 2017.  Securities held-to-maturity decreased $7.8 million, from $81.1 million at December 31, 2017 to $73.3 million at March 31, 2018.  The investment securities portfolio had an effective duration of 3.6 years and a net unrealized loss of $8.3 million at March 31, 2018.

Total loans decreased $46.2 million during the three months ended March 31, 2018.

Table 5 Composition of Loans (in thousands)
	March 31, 2018	December 31, 2017
Commercial, financial, and agricultural (C&I)	$401,048	$435,207
Real estate – construction	94,679	90,287
Real estate – commercial (CRE)	438,779	448,406
Real estate – residential	145,671	146,751
Installment loans to individuals	50,888	56,398
Lease financing receivable	692	732
Other	5,498	5,645
Total loans	$1,137,255	$1,183,426
Less allowance for loan losses	(25,371)	(26,888)
Net loans	$1,111,884	$1,156,538

Our energy-related loan portfolio at March 31, 2018 totaled $172.8 million, or 15.2% of total loans, down from $179.7 million at December 31, 2017.  The majority of MidSouth’s energy lending is focused on oil field service companies.  Of the 269 total relationships in our energy-related loan portfolio, 32 relationships totaling $64.5 million were classified, with $56.4 million on nonaccrual status at March 31, 2018. At March 31, 2018, reserves for potential energy-related loan losses approximated 6.7% of energy loans.

Within the $438.8 million commercial real estate portfolio, $413.0 million is secured by commercial property, $18.5 million is secured by multi-family property, and $7.3 million is secured by farmland.  Of the $413.0 million secured by commercial property, $271.0 million, or 65.6%, is owner-occupied.  Of the $145.7 million residential real estate portfolio, 76.9% represented loans secured by first liens.

Assets held for sale totaled $4.0 million at March 31, 2018 and December 31, 2017 and consisted of seven former branch buildings that were previously closed.

Deposits increased $24.2 million from year-end 2017.  Our stable core deposit base, which excludes time deposits, totaled $1.3 billion at March 31, 2018 and December 31, 2017 and accounted for 88.3% of deposits compared to 87.7% of deposits, respectively.

Long-term FHLB advances totaled $10.0 million at March 31, 2018, compared to $25.3 million at March 31, 2017.  Long-term FHLB advances at March 31, 2018 consisted of one advance that matures in January 2019 and bears a fixed interest rate of 1.985%. The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans. Short-term FHLB advances totaled $27.5 million at March 31, 2018 and consisted of two advances with a maturity of 1 month at a fixed interest rate of 1.88%. There were no short-term FHLB advances outstanding at March 31, 2017.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended March 31, 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is available through four sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, borrowing lines with correspondent banks and brokered deposits. Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $49.5 million in projected cash flows from securities repayments for the remainder of 2018 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of March 31, 2018, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $10.0 million at March 31, 2018 and consisted of one advance that matures in January 2019 and bears a fixed interest rate of 1.985%.  Short-term FHLB advances totaled $27.5 million at March 31, 2018 and consisted of two advances with a maturity of 1 month at a fixed interest rate of 1.88%. Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $301.3 million at March 31, 2018.  The Bank has the ability to post additional collateral of approximately $138.1 million if necessary to meet liquidity needs.  Additionally, $171.8 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the $32.0 million of Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 9.0% for the three month period ended March 31, 2018.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  As of March 31, 2018, there were 89,875 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $90,000 for the three months ended March 31, 2018.

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

Due to the loss reported for year ended December 31, 2017, we currently do not have the ability to approve dividends from the Bank to the Company without prior approval from the OCC.  As of March 31, 2018, the Company had $49.2 million of cash to fund general corporate obligations. The Company renewed a $75.0 million Universal Shelf Registration during the third quarter of 2015 and has $13.8 million remaining after completion of its recent capital raise and overallotment issuance.

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

At March 31, 2018, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio (total risk-based capital to risk-weighted assets) of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  However, effective July 19, 2017, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 leverage ratio of at least 8%, and a total risk-based capital ratio of at least 12%. As of March 31, 2018, the Company’s Tier 1 leverage ratio was 12.80%, Tier 1 capital to risk-weighted assets was 17.08%, total capital to risk-weighted assets was 18.34% and common equity Tier 1 capital to risk-weighted assets was 12.50%.  The Bank had a Tier 1 leverage capital ratio of 10.12% and a total risk-based capital ratio of 14.76% at March 31, 2018.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At March 31, 2018, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy-related) industry, including related service and manufacturing industries, totaled approximately $172.8 million, or 15.2% of total loans.  Of the 269 credit relationships in the energy-related loan portfolio, 32 relationships totaling $64.5 million were classified with $56.4 million on nonaccrual status at March 31, 2018.

The federal banking agencies, including the OCC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital. Owner occupied loans are excluded from this second category. We monitor our exposure to each of these segments to ensure the concentration in consistent with our risk tolerance.  At March 31, 2018, loans for construction, land development and other land totaled approximately $94.7 million, or 47% of our bank's risk-based capital. Loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land totaled approximately $255.9 million at March 31, 2018, or 127% of our bank's risk-based capital. Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending March 31, 2018 and 2017, and December 31, 2017.

Table 6 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	March 31, 2018	December 31, 2017	March 31, 2017
Nonaccrual loans	$82,275	$49,278	$56,443
Loans past due 90 days and over and still accruing	1	728	775
Total nonperforming loans	82,276	50,006	57,218
Nonperforming loans held for sale	808	5,067	—
Other real estate	1,803	2,001	1,643
Other foreclosed assets	194	192	30
Total nonperforming assets	$85,081	$57,266	$58,891

Troubled debt restructurings, accruing	$1,153	$1,360	$1,995

Nonperforming assets to total assets	4.58%	3.04%	3.04%
Nonperforming assets to total loans + ORE + other assets repossessed	7.47%	4.83%	4.62%
ALL to nonperforming loans	30.84%	53.77%	42.96%
ALL to total loans	2.23%	2.27%	1.93%

QTD charge-offs	$1,836	$8,931	$2,906
QTD recoveries	319	166	312
QTD net charge-offs	$1,517	$8,765	$2,594
Annualized net charge-offs to total loans	0.54%	2.94%	0.83%

Nonperforming assets totaled $85.1 million at March 31, 2018, an increase of $27.8 million from the $57.3 million reported at year-end 2017 and an increase of $26.2 million from the $58.9 million reported at March 31, 2017.  The increase since December 31, 2017 is primarily attributable to $37.5 million of loans placed on non-accrual during the quarter. This increase was partially offset by the payoffs/paydowns of $3.7 million of non-accrual loans and the decrease of $4.3 million in nonperforming loans held for sale.

Allowance coverage for nonperforming loans was 30.84% at March 31, 2018 compared to 53.77% at December 31, 2017 and 42.96% at March 31, 2017.  The ALL/total loans ratio was 2.23% at March 31, 2018, compared to 2.27% at year-end 2017 and 1.93% at March 31, 2017.  Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 2.31% of loans at March 31, 2018.  The ratio of annualized net charge-offs to total loans decreased to 0.54% for the three months ended March 31, 2018, compared to 2.94% for the three months ended December 31, 2017, and 0.83% for the three months ended March 31, 2017.

Total nonperforming assets to total loans plus ORE and other assets repossessed increased to 7.47% at March 31, 2018 from 4.83% at December 31, 2017 and 4.62% at March 31, 2017.  Performing troubled debt restructurings (“TDRs”) totaled $1.2 million at March 31, 2018, compared to $1.4 million at December 31, 2017 and $2.0 million at March 31, 2017.  Classified assets, including ORE, were $113.7 million at March 31, 2018 compared to $118.2 million at December 31, 2017. Additional information regarding impaired loans is included in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $25.4 million in the ALL as of March 31, 2018 is sufficient to cover probable losses in the loan portfolio.

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

Non-GAAP Financial Measures

Certain financial information included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations is determined by methods other than in accordance with GAAP. Table 7 below presents a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures. These non-GAAP financial measures include “core net interest income”, “core net interest margin”, "diluted earnings per share, operating" and "operating earnings available to common shareholders". “Core net interest income” is defined as net interest income excluding net purchase accounting adjustments. “Core net interest margin” is defined as core net interest income expressed as a percentage of average earnings assets. "Diluted earnings per share, operating" is defined as net earnings available to common shareholders adjusted for specified one-time items divided by diluted weighted-average shares. "Operating earnings available to common shareholders" is defined as net earnings available to common shareholders adjusted for specified one-time items.
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

Table 7 Reconciliation of Non-GAAP Financial Measures (in thousands except per share data)
		Three Months Ended March 31,
		2018	2017
Core Net Interest Margin

Net interest income (FTE)		$17,451	$18,279
Less purchase accounting adjustments		(115)	(274)
Core net interest income, net of purchase accounting adjustments	A	$17,336	$18,005

Total average earning assets		$1,695,279	$1,773,647
Add average balance of loan valuation discount		971	1,964
Average earnings assets, excluding loan valuation discount	B	$1,696,250	$1,775,611

Core net interest margin	A/B	4.14%	4.11%

Diluted Earnings Per Share, Operating

Diluted (loss) earnings per share		$(0.03)	$0.15
Effect of one-time charge related to closure of branches		0.01	—
Effect of loss on transfer of loans to held for sale		0.04	—
Effect of regulatory remediation costs		0.19	—
Diluted earnings per share, operating		$0.21	$0.15

Operating Earnings Available to Common Shareholders

Net (loss) earnings available to common shareholders		$(450)	$1,680
Net gain on sales of securities, after-tax		—	(4)
One-time charge related to closure of branches, after-tax		115	—
Loss on transfer of loans to held for sale, after-tax		691	—
Regulatory remediation costs		3,102
Legal fees related to bulk loan sale		70	—
Operating earnings available to common shareholders		$3,528	$1,676

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes from the information regarding market risk disclosed under the heading “Funding Sources - Interest Rate Sensitivity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the first quarter of 2018, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended March 31, 2018.

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

10.1	MidSouth Bancorp, Inc. 2018 Annual Incentive Compensation Plan

10.2	Amended and Restated MidSouth Bancorp, Inc. Deferred Compensation Plan Effective December 29, 2010

10.3	First Amendment to the MidSouth Bancorp, Inc. Amended and Restated Deferred Compensation Plan, effective October 19, 2016

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*
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

MidSouth Bancorp, Inc. (Registrant)

Date: May 10, 2018
/s/ James R. McLemore
James R. McLemore, President and CEO
(Principal Executive Officer)

/s/ Lorraine D. Miller
Lorraine D. Miller, CFO
(Principal Financial Officer and Principal Accounting Officer)