Form 10-Q
period 2018-06-30
MIDSOUTH BANCORP INC
filed 2018-08-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
YES   ☐   NO   ☒

As of August 9, 2018, there were 16,639,650 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share data)
	June 30, 2018 (unaudited)	December 31, 2017 (audited)
Assets
Cash and due from banks, including required reserves of $10,470 and $6,741, respectively	$31,145	$34,775
Interest-bearing deposits in banks	241,492	114,839
Federal funds sold	6,139	3,350
Securities available-for-sale, at fair value (cost of $317,251 at June 30, 2018 and $312,584 at December 31, 2017)	308,937	309,191
Securities held-to-maturity (fair value of $66,758 at June 30, 2018 and $80,920 at December 31, 2017)	67,777	81,052
Other investments	14,927	12,214
Loans held for sale	—	15,737
Loans	1,057,963	1,183,426
Allowance for loan losses	(23,514)	(26,888)
Loans, net	1,034,449	1,156,538
Bank premises and equipment, net	56,834	59,057
Accrued interest receivable	7,131	8,283
Goodwill	42,171	42,171
Intangibles	2,962	3,515
Cash surrender value of life insurance	15,002	14,896
Other real estate	1,365	2,001
Assets held for sale	3,995	3,995
Other assets	24,591	19,538
Total assets	$1,858,917	$1,881,152

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$419,517	$416,547
Interest-bearing	1,103,503	1,063,142
Total deposits	1,523,020	1,479,689
Securities sold under agreements to repurchase	14,886	67,133
Short-term Federal Home Loan Bank advances	27,500	40,000
Long-term Federal Home Loan Bank advances	10,011	10,021
Junior subordinated debentures	22,167	22,167
Other liabilities	12,661	8,127
Total liabilities	1,610,245	1,627,137
Commitments and contingencies
Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 89,875 shares issued and outstanding at June 30, 2018 and December 31, 2017	8,987	8,987
Common stock, $0.10 par value; 30,000,000 shares authorized, 16,619,894 and 16,548,829 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,662	1,655
Additional paid-in capital	168,863	168,412
Unearned ESOP shares	(876)	(937)
Accumulated other comprehensive loss	(5,400)	(1,828)
Retained earnings	43,436	45,726
Total shareholders’ equity	248,672	254,015
Total liabilities and shareholders’ equity	$1,858,917	$1,881,152

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited) (in thousands, except share and per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$15,344	$16,731	$31,359	$33,353
Securities and other investments:
Taxable	2,093	2,416	4,140	4,743
Nontaxable	277	374	593	781
Federal funds sold	21	9	39	15
Time and interest bearing deposits in other banks	912	150	1,426	235
Other investments	92	78	179	162
Total interest income	18,739	19,758	37,736	39,289

Interest expense:
Deposits	1,410	973	2,647	1,908
Securities sold under agreements to repurchase	25	236	66	470
Short-term FHLB advances	75	—	159	—
Long-term FHLB advances	45	91	90	179
Junior subordinated debentures	259	212	479	420
Total interest expense	1,814	1,512	3,441	2,977

Net interest income	16,925	18,246	34,295	36,312
Provision for loan losses	440	12,500	440	15,300
Net interest income after provision for loan losses	16,485	5,746	33,855	21,012

Non-interest income:
Service charges on deposits	2,065	2,396	4,271	4,876
Gain on sale of securities, net	—	3	—	9
Loss on equity securities, other investments	(51)	—	(51)	—
ATM and debit card income	1,877	1,766	3,661	3,469
Other charges and fees	991	1,058	1,830	1,913
Total non-interest income	4,882	5,223	9,711	10,267

Non-interest expenses:
Salaries and employee benefits	7,916	9,451	15,635	18,140
Occupancy expense	3,193	4,189	6,238	7,813
ATM and debit card expense	648	713	1,223	1,434
Data processing	666	667	1,331	1,288
FDIC insurance	507	430	937	827
Legal and professional fees	1,100	936	2,789	1,321
Loss on transfer of loans to held for sale	8	—	883	—
Other	8,235	3,218	15,109	6,011
Total non-interest expenses	22,273	19,604	44,145	36,834
Income before income tax benefit	(906)	(8,635)	(579)	(5,555)
Loss tax benefit	(237)	(3,221)	(271)	(2,632)

Net loss	(669)	(5,414)	(308)	(2,923)
Dividends on preferred stock	810	811	1,620	1,622
Net loss available to common shareholders	$(1,479)	$(6,225)	$(1,928)	$(4,545)
Loss per share:
Basic	$(0.09)	$(0.51)	$(0.12)	$(0.39)
Diluted	$(0.09)	$(0.51)	$(0.12)	$(0.39)
Weighted average number of shares outstanding:
Basic	16,526	12,227	16,511	11,749
Diluted	16,529	12,237	16,514	11,762
Dividends declared per common share	$0.01	$0.09	$0.02	$0.18

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Loss (unaudited) (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(669)	$(5,414)	$(308)	$(2,923)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (loss) gains arising during the year	(873)	2,739	(4,922)	3,559
Less: reclassification adjustment for gains on sales of securities available-for-sale	—	(3)	—	(9)
Net change in unrealized (loss) gains on securities available-for-sale	(873)	2,736	(4,922)	3,550
Unrealized (loss) gain on derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives arising during the period	152	(136)	502	(123)
Less: reclassification adjustment for gains on derivative instruments	(63)	—	(102)	—
Net change in unrealized gain on derivative instruments	89	(136)	400	(123)
Total other comprehensive (loss) income, before tax	(784)	2,600	(4,522)	3,427
Income tax effect related to items of other comprehensive (loss) income	165	(910)	950	(1,200)
Total other comprehensive (loss) income, net of tax	(619)	1,690	(3,572)	2,227
Total comprehensive loss	$(1,288)	$(3,724)	$(3,880)	$(696)
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) For the Six Months Ended June 30, 2018 (in thousands, except share and per share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance - December 31, 2017	121,875	$40,987	16,548,829	$1,655	$168,412	$(937)	$(1,828)	$45,726	$254,015
Cumulative-effect adjustment due to the adoption of ASU 2016-01	—	—	—	—	—	—	31	(31)	—
Net loss	—	—	—	—	—	—	—	(308)	(308)
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	(1,621)	(1,621)
Dividends on common stock, $0.02 per share	—	—	—	—	—	—	—	(330)	(330)
Restricted stock grant	—	—	66,335	7	(7)	—	—	—	—
Restricted stock forfeitures	—	—	(37,775)	(4)	4	—	—	—	—
ESOP shares released for allocation	—	—	—	—	—	61	—	—	61
ESOP compensation expense	—	—	—	—	20	—	—	—	20
Exercise of stock options	—	—	42,505	4	547	—	—	—	551
Stock option and restricted stock compensation expense	—	—	—	—	(113)	—	—	—	(113)
Change in accumulated other comprehensive loss	—	—	—	—	—	—	(3,603)	—	(3,603)
Balance – June 30, 2018	121,875	$40,987	16,619,894	$1,662	$168,863	$(876)	$(5,400)	$43,436	$248,672

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (in thousands)
	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(308)	$(2,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,368	2,933
Accretion of purchase accounting adjustments	340	(101)
Provision for loan losses	440	15,300
Deferred tax expense (benefit)	8	(1,057)
Amortization of premiums on securities, net	1,457	1,390
Stock-based compensation expense	(113)	66
Net excess tax benefit from stock-based compensation	49	(357)
ESOP compensation expense	20	50
Net gain on sale of investment securities	—	(9)
Loss on mutual fund	51	—
Proceeds from sale of loans held for sale	15,623	—
Net loss on sale of other real estate owned	1	4
Net write down of other real estate owned	146	83
Write down of assets held for sale	—	570
Loss on transfer of loans to held for sale	883	—
Net loss on sale/disposal of premises and equipment	67	12
Change in accrued interest receivable	1,152	364
Change in accrued interest payable	(42)	3
Change in other assets & other liabilities, net	718	(2,874)
Net cash provided by operating activities	22,860	13,454

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	24,297	28,100
Proceeds from maturities and calls of securities held-to-maturity	12,875	9,431
Proceeds from sale of securities available-for-sale	410	6,965
Proceeds from sale of security held-to-maturity	—	887
Purchases of securities available-for-sale	(32,532)	(39,172)
Proceeds from sale of other investments	—	57
Purchases of other investments	(703)	(368)
Net change in loans	121,129	28,616
Purchases of premises and equipment	(693)	(1,662)
Proceeds from sale of premises and equipment	481	249
Proceeds from sale of other real estate owned	504	1,611
Net cash provided by investing activities	125,768	34,714

Cash flows from financing activities:
Change in deposits	43,331	(43,210)
Change in securities sold under agreements to repurchase	(52,247)	(3,662)
Borrowings on Federal Home Loan Bank advances	165,000	—
Repayments of Federal Home Loan Bank advances	(177,500)	(35)
Proceeds from exercise of stock options	551	266
Proceeds from issuance of common stock	—	51,975
Stock offering expenses	—	(622)
Payment of dividends on preferred stock	(1,621)	(1,622)
Payment of dividends on common stock	(330)	(2,049)
Net cash used by financing activities	(22,816)	1,041

Net increase (decrease) in cash and cash equivalents	125,812	49,209
Cash and cash equivalents, beginning of period	152,964	82,228
Cash and cash equivalents, end of period	$278,776	$131,437

Supplemental cash flow information:
Interest paid	$3,482	$2,975
Income taxes paid	—	2,500
Noncash investing and financing activities:
Transfer of loans to other real estate	15	910
Transfer of loans to held for sale	221	—
Change in accrued common stock dividends	1	418
Change in unrealized gains/losses on securities available-for-sale, net of tax	(3,918)	2,307
Change in unrealized gains on derivative instruments, net of tax	315	(80)
Cumulative-effect adjustment to retained earnings due to ASU 2016-01, net of tax	31	—
Net change in loan to ESOP	61	219

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Notes to Interim Consolidated Financial Statements June 30, 2018 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of MidSouth Bancorp, Inc. (the “Company”) and its subsidiaries as of June 30, 2018 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2017 Annual Report on Form 10-K.

The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year.

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

Recent Accounting Pronouncements — In May 2018, the FASB issued ASU 2018-06, Codification Improvements to Topic 942, Financial Services - Depository and Lending. ASU 2018-06 removes outdated guidance related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency. The amendments in this update are effective upon issuance. The adoption of this ASU did not have a material effect on the Company’s financial position, result of operations or cash flows.

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

Adoption of New Accounting Standards —ASU 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities was issued in January 2016 to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard impacts how the Company measures certain equity investments and discloses and presents certain financial instruments through the application of the “exit price” notion. The Company adopted the amendments beginning January 1, 2018. Under the new guidance, equity investments can no longer be classified as trading or available for sale (AFS), and related unrealized holding gains and losses can no longer be recognized in OCI. Per the ASU, such equity investments should be measured at fair value, with adjustments recognized in earnings at the end of each reporting period. As such, the Company reclassified its portfolio of equity investments (approximately $2.0 million at March 31, 2018) previously classified as AFS investment securities to “other investments.” As these equity investments were previously measured at fair value, implementation of the ASU did not impact the Company’s valuation method. In accordance with the ASU, the cumulative-effect adjustment from AOCI to retained earnings for previously recorded fair value adjustments related to these equity investments at adoption was immaterial. The

Company elected the practical expedient measurement alternative to prospectively account for other equity investments that do not have readily determinable fair values at cost less impairment plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. These investments are immaterial overall and are classified within “other investments” on the Company’s consolidated balance sheets.

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

2. Investment Securities

The portfolio of investment securities consisted of the following (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$20,473	$82	$746	$19,809
GSE mortgage-backed securities	53,195	416	1,093	52,518
Collateralized mortgage obligations: residential	215,868	85	7,239	208,714
Collateralized mortgage obligations: commercial	2,149	—	48	2,101
Corporate debt securities	25,566	336	107	25,795
	$317,251	$919	$9,233	$308,937

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Obligations of state and political subdivisions	$23,042	$209	$442	$22,809
GSE mortgage-backed securities	58,620	825	321	59,124
Collateralized mortgage obligations: residential	202,573	90	4,508	198,155
Collateralized mortgage obligations: commercial	2,274	—	34	2,240
Mutual funds	2,100	—	39	2,061
Corporate debt securities	23,975	837	10	24,802
	$312,584	$1,961	$5,354	$309,191

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$27,486	$169	$95	$27,560
GSE mortgage-backed securities	31,978	—	687	31,291
Collateralized mortgage obligations: residential	6,833	—	394	6,439
Collateralized mortgage obligations: commercial	1,480	—	12	1,468
	$67,777	$169	$1,188	$66,758

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
Obligations of state and political subdivisions	$35,908	$265	$22	$36,151
GSE mortgage-backed securities	35,751	171	219	35,703
Collateralized mortgage obligations: residential	7,450	—	321	7,129
Collateralized mortgage obligations: commercial	1,943	—	6	1,937
	$81,052	$436	$568	$80,920

With the exception of one private-label collateralized mortgage obligations (“CMOs”) with a balance remaining of $7,000 at June 30, 2018, all of the Company’s CMOs are government-sponsored enterprise (“GSE”) securities.

The following table presents the amortized cost and fair value of debt securities at June 30, 2018 by contractual maturity (in thousands).   Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$—	$—
Due after one year through five years	8,672	8,638
Due after five years through ten years	47,548	47,394
Due after ten years	261,031	252,905
	$317,251	$308,937

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$515	$515
Due after one year through five years	5,044	5,006
Due after five years through ten years	43,312	42,639
Due after ten years	18,906	18,598
	$67,777	$66,758

Details concerning investment securities with unrealized losses are as follows (in thousands):

	June 30, 2018
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$576	$24	$12,405	$722	$12,981	$746
GSE mortgage-backed securities	34,138	893	5,344	200	39,482	1,093
Collateralized mortgage obligations: residential	82,531	1,430	124,108	5,809	206,639	7,239
Collateralized mortgage obligations: commercial	—	—	2,101	48	2,101	48
Corporate debt securities	6,483	107	—	—	6,483	107
	$123,728	$2,454	$143,958	$6,779	$267,686	$9,233

	December 31, 2017
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale:
Obligations of state and political subdivisions	$596	$5	$12,716	$437	$13,312	$442
GSE mortgage-backed securities	29,725	224	5,858	97	35,583	321
Collateralized mortgage obligations: residential	57,665	548	137,598	3,960	195,263	4,508
Collateralized mortgage obligations: commercial	—	—	2,240	34	2,240	34
Mutual funds	2,061	39	—	—	2,061	39
Corporate debt securities	2,990	10	—	—	2,990	10
	$93,037	$826	$158,412	$4,528	$251,449	$5,354

	June 30, 2018
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$6,318	$95	$—	$—	$6,318	$95
GSE mortgage-backed securities	$26,853	$475	$4,438	$212	$31,291	$687
Collateralized mortgage obligations: residential	$—	$—	$6,439	$394	$6,439	$394
Collateralized mortgage obligations: commercial	1,468	12	—	—	1,468	12
	$34,639	$582	$10,877	$606	$45,516	$1,188

	December 31, 2017
	Securities with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Held-to-maturity:
Obligations of state and political subdivisions	$6,340	$22	$—	$—	$6,340	$22
GSE mortgage-backed securities	11,201	89	4,961	130	16,162	219
Collateralized mortgage obligations: residential	—	—	7,129	321	7,129	321
Collateralized mortgage obligations: commercial	1,937	6	—	—	1,937	6
	$19,478	$117	$12,090	$451	$31,568	$568

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

As of June 30, 2018, 103 securities had unrealized losses totaling 3.22% of the individual securities’ amortized cost basis and 2.71% of the Company’s total amortized cost basis.  Of the 103 securities, 45 had been in an unrealized loss position for over twelve months at June 30, 2018.  These 45 securities had an amortized cost basis and unrealized loss of $162.2 million and $7.4 million, respectively.  The unrealized losses on debt securities at June 30, 2018 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At June 30, 2018, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended June 30, 2018.

During the six months ended June 30, 2018, the Company sold 1 security classified as available-for-sale for $410,000 which resulted in neither a gain nor a loss. During the six months ended June 30, 2017, the Company sold 10 securities classified as available-for-sale and 1 security classified as held-to-maturity. Of the available-for-sale securities, 7 securities were sold with gains totaling $111,000 and 3 securities were sold at a loss of $109,000 for a net gain of $2,000. The decision to sell the 1 held-to-maturity security, which was sold at a gain of $7,000, was based on the pre-refunding of the bond which would accelerate the maturity of the bond by 15 years with an anticipated call date within six months.

Securities with an aggregate carrying value of approximately $207.4 million and $177.9 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

3. Credit Quality of Loans and Allowance for Loan Losses

The loan portfolio consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Commercial, financial and agricultural	$354,944	$435,207
Real estate – construction	98,108	90,287
Real estate – commercial	414,526	448,406
Real estate – residential	141,104	146,751
Installment loans to individuals	47,406	56,398
Lease financing receivable	632	732
Other	1,243	5,645
	1,057,963	1,183,426
Less allowance for loan losses	(23,514)	(26,888)
	$1,034,449	$1,156,538

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At June 30, 2018, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $153.6 million, or 14.5% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At June 30, 2018, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $481.0 million, or 45.5% of total loans, of which 52% are secured by owner-occupied commercial properties.  Of the $481.0 million in loans secured by commercial real estate, $31.4 million, or 6.5%, were on nonaccrual status at June 30, 2018.

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

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate any subsequently required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance and then compared to any remaining unaccreted purchase discount. The current analysis indicates no additional allowance is necessary on our acquired loan portfolio as of June 30, 2018. To the extent that the calculated loss is greater than the remaining unaccreted purchase discount, an allowance is recorded for such difference.

The Company has an internal loan review department that is independent of the lending function to challenge and corroborate the loan grade assigned by the lender and to provide additional analysis in determining the adequacy of the allowance for loan losses. Additionally, the Company utilizes the services of a third party to supplement its loan review efforts.

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the six months ended June 30, 2018 and 2017 is as follows (in thousands):

	June 30, 2018
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$20,577	$596	$3,893	$837	$957	$3	$25	$26,888
Charge-offs	(3,647)	(6)	(216)	(321)	(448)	—	—	(4,638)
Recoveries	696	—	6	1	121	—	—	824
Provision	172	(201)	(460)	623	323	—	(17)	440
Ending balance	$17,798	$389	$3,223	$1,140	$953	$3	$8	$23,514
Ending balance: individually evaluated for impairment	$4,452	$49	$126	$198	$13	$—	$—	$4,838
Ending balance: collectively evaluated for impairment	$13,346	$340	$3,097	$942	$940	$3	$8	$18,676

Loans:
Ending balance	$354,944	$98,108	$414,526	$141,104	$47,406	$632	$1,243	$1,057,963
Ending balance: individually evaluated for impairment	$40,228	$717	$29,917	$3,623	$65	$—	$—	$74,550
Ending balance: collectively evaluated for impairment	$314,716	$97,391	$384,609	$137,481	$47,341	$632	$1,243	$983,413

	June 30, 2017
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Installment loans to individuals	Lease financing receivable	Other	Total
Allowance for loan losses:
Beginning balance	$16,057	$585	$5,384	$940	$1,395	$5	$6	$24,372
Charge-offs	(11,319)	(1)	(3,448)	(198)	(599)	—	—	(15,565)
Recoveries	290	—	33	96	148	—	—	567
Provision	13,272	623	1,845	(438)	(1)	(2)	1	15,300
Ending balance	$18,300	$1,207	$3,814	$400	$943	$3	$7	$24,674
Ending balance: individually evaluated for impairment	$3,092	$9	$1,120	$28	$103	$—	$—	$4,352
Ending balance: collectively evaluated for impairment	$15,208	$1,198	$2,694	$372	$840	$3	$7	$20,322

Loans:
Ending balance	$451,767	$98,695	$461,064	$156,394	$70,031	$866	$1,436	$1,240,253
Ending balance: individually evaluated for impairment	$35,276	$25	$19,526	$1,325	$311	$—	$—	$56,463
Ending balance: collectively evaluated for impairment	$416,491	$98,670	$441,108	$155,003	$69,720	$866	$1,436	$1,183,294
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$430	$66	$—	$—	$—	$496

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$8,504	$4,347	$24,762	$37,613	$317,331	$354,944	$3
Real estate - construction	1,175	—	220	1,395	96,713	98,108	—
Real estate - commercial	1,655	9,523	18,102	29,280	385,246	414,526	—
Real estate - residential	1,077	99	1,692	2,868	138,236	141,104	—
Installment loans to individuals	215	27	61	303	47,103	47,406	—
Lease financing receivable	—	—	—	—	632	632	—
Other loans	51	10	—	61	1,182	1,243	—
	$12,677	$14,006	$44,837	$71,520	$986,443	$1,057,963	$3

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Commercial, financial, and agricultural	$1,195	$1,893	$14,847	$17,935	$417,272	$435,207	$545
Real estate - construction	616	—	190	806	89,481	90,287	125
Real estate - commercial	5,889	6,402	4,163	16,454	431,952	448,406	58
Real estate - residential	1,065	235	559	1,859	144,892	146,751	—
Installment loans to individuals	276	32	34	342	56,056	56,398	—
Lease financing receivable	—	—	—	—	732	732	—
Other loans	—	—	—	—	5,645	5,645	—
	$9,041	$8,562	$19,793	$37,396	$1,146,030	$1,183,426	$728

Non-accrual loans are as follows (in thousands):

	June 30, 2018	December 31, 2017
Commercial, financial, and agricultural	$39,218	$37,418
Real estate - construction	1,531	66
Real estate - commercial	29,916	11,128
Real estate - residential	2,808	618
Installment loans to individuals	65	48
	$73,538	$49,278

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $3.4 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively.  Interest received on non-accrual loans subsequent to their transfer to non-accrual status totaled $176,000 and $195,000 for the six months ended June 30, 2018 and 2017, respectively.

Impaired Loans

Loans are considered impaired when, based upon current information, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans classified as special mention, substandard, or doubtful, based on credit risk rating factors, are reviewed to determine whether impairment testing is appropriate.  All loan relationships with an outstanding commitment balance above a specified threshold are evaluated for potential impairment. All loan relationships with an outstanding commitment balance below the specified threshold are assigned an allowance allocation percentage that is determined by management and adjusted periodically based on certain factors. An allowance for each impaired loan is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  All impaired loans are reviewed, at a minimum, on a quarterly basis.  Existing valuations are reviewed to determine if additional discounts or new appraisals are required.  After this review, when comparing the resulting collateral valuation to the outstanding loan balance, if the discounted collateral value exceeds the loan balance, no specific allocation is reserved.

The following table presents loans that are individually evaluated for impairment (in thousands). Interest income recognized represents interest on accruing loans modified in a troubled debt restructuring (TDR).

	June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$28,188	$32,776	$—	$26,424	$32
Real estate - construction	1,164	1,164	—	582	—
Real estate - commercial	29,020	30,242	—	19,745	—
Real estate - residential	1,599	1,599	—	950	—
Installment loans to individuals	24	24	—	12	—
Finance leases	—	—	—	—	—
Subtotal:	59,995	65,805	—	47,713	32
With an allowance recorded:
Commercial, financial, and agricultural	12,040	13,959	4,452	13,079	—
Real estate - construction	367	367	49	216	—
Real estate - commercial	897	1,028	126	777	—
Real estate - residential	1,210	1,897	198	763	—
Installment loans to individuals	41	41	13	45	—
Finance leases	—	—	—	—	—
Subtotal:	14,555	17,292	4,838	14,880	—
Totals:

Commercial	70,145	78,005	4,578	60,025	32
Construction	1,531	1,531	49	798	—
Residential	2,809	3,496	198	1,713	—
Consumer	65	65	13	57	—
Grand total:	$74,550	$83,097	$4,838	$62,593	$32

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$24,659	$30,630	$—	$19,880	$90
Real estate - construction	—	—	—	5	—
Real estate - commercial	10,471	11,965	—	11,590	—
Real estate - residential	302	302	—	602	—
Installment loans to individuals	—	—	—	37	—
Subtotal:	35,432	42,897	—	32,114	90
With an allowance recorded:
Commercial, financial, and agricultural	14,119	14,150	7,197	15,245	1
Real estate - construction	66	136	23	33	—
Real estate - commercial	657	657	131	8,318	—
Real estate - residential	316	316	5	620	—
Installment loans to individuals	48	50	14	258	—
Subtotal:	15,206	15,309	7,370	24,474	1
Totals:
Commercial	49,906	57,402	7,328	55,033	91
Construction	66	136	23	38	—
Residential	618	618	5	1,222	—
Consumer	48	50	14	295	—
Grand total:	$50,638	$58,206	$7,370	$56,588	$91

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

The following tables present the classes of loans by risk rating (in thousands):

	June 30, 2018
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$275,744	$361,281	$637,025	82.79%
Special mention		21,320	9,985	31,305	4.07%
Substandard		57,880	43,260	101,140	13.14%
		$354,944	$414,526	$769,470	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$96,225	98.08%
Special mention				85	0.09%
Substandard				1,798	1.83%
				$98,108	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$134,952	95.64%
Special mention				602	0.43%
Substandard				5,550	3.93%
				$141,104	100.00%

Consumer and Other Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$47,355	$632	$1,243	$49,230	99.90%
Nonperforming	51	—	—	51	0.10%
	$47,406	$632	$1,243	$49,281	100.00%

	December 31, 2017
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial, financial, and agricultural	Real estate - commercial	Total	% of Total
Pass		$358,373	$411,280	$769,653	87.10%
Special mention		9,687	3,823	13,510	1.53%
Substandard		67,147	33,303	100,450	11.37%
		$435,207	$448,406	$883,613	100.00%

Construction Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - construction	% of Total
Pass				$89,323	98.93%
Special mention				600	0.67%
Substandard				364	0.40%
				$90,287	100.00%

Residential Credit Exposure
Credit Risk Profile by Creditworthiness Category
				Real estate - residential	% of Total
Pass				$144,250	98.30%
Special mention				1,233	0.84%
Substandard				1,268	0.86%
				$146,751	100.00%

Consumer and Other Credit Exposure
Credit Risk Profile Based on Payment Activity
	Installment loans to individuals	Lease financing receivable	Other	Total	% of Total
Performing	$56,041	$699	$5,645	$62,385	99.38%
Nonperforming	357	33	—	390	0.62%
	$56,398	$732	$5,645	$62,775	100.00%

Troubled Debt Restructurings

A TDR is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider. The Company grants the concession in an attempt to protect as much of its investment as possible.

The following tables present information about TDRs that were modified during the periods presented by portfolio segment (in thousands):

Three months ended
	June 30, 2018		June 30, 2017
	Number of loans	Pre-modification recorded investment	Number of loans	Pre-modification recorded investment
Commercial, financial and agricultural	—	$—	—	$—

	Six months ended
	June 30, 2018		June 30, 2017
	Number of loans	Pre-modification recorded investment	Number of loans	Pre-modification recorded investment
Commercial, financial and agricultural	—	$—	1	$1,984

During the three month periods ending June 30, 2018 and 2017, there were no defaults on any loans that were modified as TDRs during the preceding twelve months. During the six months ended June 30, 2018 there were no defaults on any loans that were modified as TDRs during the preceding twelve months. During the six months ended June 30, 2017, there was one loan relationship with a pre-modification balance of $2.0 million identified as a TDR after a reduction in payments. There were no defaults on any loans that were modified as TDRs during the preceding twelve months. The Company defines a payment default as any loan that is greater than 30 days past due or was past due greater than 30 days at any point during the reporting period, or since the date of modification, whichever is shorter.

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of June 30, 2018, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

4. Intangibles

A summary of core deposit intangible assets as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30, 2018	December 31, 2017
Gross carrying amount	$11,674	$11,674
Less accumulated amortization	(8,712)	(8,159)
Net carrying amount	$2,962	$3,515

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

No ineffectiveness related to the interest rate swaps designated as cash flow hedges was recognized in the consolidated statements of income for the six months ended June 30, 2018. The accumulated net after-tax income related to the effective cash flow hedge included in accumulated other comprehensive income is reflected in Note 6 - Other Comprehensive (Loss) Income.

The following table discloses the notional amounts and fair value of derivative instruments in the Company's balance sheet as of June 30, 2018 and December 31, 2017 (in thousands):

		Notional Amounts		Fair Value
	Type of Hedge	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps included in other assets	Cash Flow	$27,500	$27,500	$1,477	$1,078

The following tables present the pre-tax effect of hedging derivative instruments on the Company's consolidated statements of operations:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017		2018	2017
Interest rate swaps	90	(136)	Interest Expense	63	—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Interest rate swaps	400	(123)	Interest Expense	102	—

6. Other Comprehensive (Loss) Income

The following is a summary of the tax effects allocated to each component of other comprehensive (loss) income (in thousands):

	Three Months Ended June 30,
	2018			2017
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive (loss) income:
Securities available-for-sale:
Change in unrealized gains/losses during period	$(873)	$184	$(689)	$2,739	$(959)	$1,780
Reclassification adjustment for gains included in net income	—	—	—	(3)	1	(2)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	152	(32)	120	(136)	48	(88)
Reclassification adjustment for gains included in net income	(63)	13	(50)	—	—	—
Total other comprehensive (loss) income	$(784)	$165	$(619)	$2,600	$(910)	$1,690

	Six Months Ended June 30,
	2018			2017
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive (loss) income:
Securities available-for-sale:
Change in unrealized gains/losses during period	$(4,922)	$1,034	$(3,888)	$3,559	$(1,246)	$2,313
Reclassification adjustment for gains included in net income	—	—	—	(9)	3	(6)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	502	(105)	397	(123)	43	(80)
Reclassification adjustment for gains included in net income	(102)	21	(81)	—	—	—
Total other comprehensive (loss) income	$(4,522)	$950	$(3,572)	$3,427	$(1,200)	$2,227

The reclassifications out of accumulated other comprehensive (loss) income into net income are presented below (in thousands):

	Three Months Ended June 30,
	2018		2017
Details about Accumulated Other Comprehensive (Loss) Income Components	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$—	Gain on sale of securities, net	$(3)	Gain on sale of securities, net
	—	Tax expense	1	Tax expense
	$—	Net of tax	$(2)	Net of tax

Gains on derivative instruments:
	$(63)	Interest expense	$—	Interest expense
	13	Tax expense	—	Tax expense
	$(50)	Net of tax	$—	Net of tax

	Six Months Ended June 30,
	2018		2017
Details about Accumulated Other Comprehensive (Loss) Income Components	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$—	Gain on sale of securities, net	$(9)	Gain on sale of securities, net
	—	Tax expense	3	Tax expense
	$—	Net of tax	$(6)	Net of tax

Gains on derivative instruments:
	$(102)	Interest expense	$—	Interest expense
	21	Tax expense	—	Tax expense
	$(81)	Net of tax	$—	Net of tax

7. Earnings Per Common Share

Following is a summary of the information used in the computation of earnings per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss available to common shareholders	$(1,479)	$(6,225)	$(1,928)	$(4,545)
Dividends on Series C preferred stock	—	—	—	—
Adjusted net loss available to common shareholders	$(1,479)	$(6,225)	$(1,928)	$(4,545)
Weighted average number of common shares outstanding used in computation of basic loss per common share	16,526	12,227	16,511	11,749
Effect of dilutive securities:
Stock options	3	10	3	13
Restricted stock	—	—	—	—
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted loss per share	16,529	12,237	16,514	11,762

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

Following is a summary of the securities that were excluded from the computation of diluted earnings per share because the effects of the shares were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	31	84	31	84
Restricted stock	—	—	—	—
Shares subject to the outstanding warrant issued in connection with the CPP transaction	104	104	104	104
Convertible preferred stock	500	505	500	505

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

Cash Surrender Value of Life Insurance—Fair value for life insurance cash surrender value is based on cash surrender values indicated by the insurance companies.

Other Real Estate—Other real estate (“ORE”) properties are adjusted to fair value upon transfer of the loans to other real estate. Subsequently, other real estate properties are carried at the net realizable value. Exceptions to obtaining initial appraisals are properties where a buy/sell agreement exists for the loan value or greater, or where a Sheriff’s valuation has been received for properties liquidated through a Sheriff sale.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the ORE as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and adjusts the appraisal value by taking an additional discount for market conditions and there is no observable market prices, the Company records the ORE asset as nonrecurring Level 3.

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

Assets Recorded at Fair Value

The table below presents information about certain assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at June 30, 2018
Description	June 30, 2018	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$19,809	$—	$19,809	$—
GSE mortgage-backed securities	52,518	—	52,518	—
Collateralized mortgage obligations: residential	208,714	—	208,714	—
Collateralized mortgage obligations: commercial	2,101	—	2,101	—
Corporate debt securities	25,795	—	25,795	—
Total available-for-sale securities	$308,937	$—	$308,937	$—

Derivative assets	$1,477	$—	$1,477	$—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2017
Description	December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$22,809	$—	$22,809	$—
GSE mortgage-backed securities	59,124	—	59,124	—
Collateralized mortgage obligations: residential	198,155	—	198,155	—
Collateralized mortgage obligations: commercial	2,240	—	2,240	—
Mutual funds	2,061	2,061	—	—
Corporate debt securities	24,802	—	24,802	—
Total available-for-sale securities	$309,191	$2,061	$307,130	$—

Derivative assets	$1,078	$—	$1,078	$—

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

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at June 30, 2018
Description	June 30, 2018	Level 1	Level 2	Level 3
Impaired loans	$14,880	$—	$—	$14,880
Other real estate	1,365	—	—	1,365
Assets held for sale	3,995	—	3,995	—

	Assets / Liabilities Measured at Fair Value at	Fair Value Measurements at December 31, 2017
Description	December 31, 2017	Level 1	Level 2	Level 3
Impaired loans	$10,227	$—	$—	$10,227
Loans held for sale	15,737	—	15,737	—
Other real estate	2,001	—	—	2,001
Assets held for sale	3,572	—	3,572	—

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets:

	Fair Value at
Description	June 30, 2018	Technique	Unobservable Inputs
Impaired loans	$14,880	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	1,365	Third party appraisals	Collateral discounts and estimated costs to sell

	Fair Value at
Description	December 31, 2017	Technique	Unobservable Inputs
Impaired loans	$10,227	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	2,001	Third party appraisals	Collateral discounts and estimated costs to sell

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at June 30, 2018 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$278,776	$278,776	$—	$—
Available-for-sale securities	308,937		308,937
Securities held-to-maturity	67,777	—	66,758	—
Other investments	14,927	14,927	—	—
Loans, net	1,034,449	—	—	1,038,460
Cash surrender value of life insurance	15,002	—	15,002	—
Financial liabilities:
Non-interest-bearing deposits	419,517	—	419,517	—
Interest-bearing deposits	1,103,503	—	901,846	171,757
Securities sold under agreements to repurchase	14,886	14,886	—	—
Short-term Federal Home Loan Bank advances	27,500	27,500	—	—
Long-term Federal Home Loan Bank advances	10,011	—	9,991	—
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$152,964	$152,964	$—	$—
Available-for-sale securities	309,191	2,061	307,130
Securities held-to-maturity	81,052	—	80,920	—
Other investments	12,214	12,214	—	—
Loans, net	1,156,538	—	—	1,160,614
Cash surrender value of life insurance	14,896	—	14,896	—
Financial liabilities:
Non-interest-bearing deposits	416,547	—	416,547	—
Interest-bearing deposits	1,063,142	—	881,139	179,910
Securities sold under agreements to repurchase	67,133	67,133	—	—
Short-term Federal Home Loan Bank advances	40,000	40,000	—	—
Long-term Federal Home Loan Bank advances	10,021	—	10,011	—
Junior subordinated debentures	22,167	—	22,167	—

9. Subsequent Events

On August 1, 2018, the Bank received an $8.5 million payoff of a significant non-accruing classified energy relationship.  Assuming this payoff had occurred on June 30, 2018, pro forma Classified Assets to Bank Capital would have been reduced to 47.9% from 52.9% and energy loans as a percentage of total loans would have decreased from 14.5% to 1.38%.

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

•
costs and expenses associated with our strategic initiatives and regulatory remediation efforts and possible changes in the size and components of the expected costs and charges associated with our strategic initiatives and regulatory remediation efforts;

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

•
future examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, impose additional enforcement actions or conditions on our operations, require additional regulatory remediation efforts or require us to increase our allowance for loan losses or write-down assets;

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

Results of Operations

For the Three Months Ended June 30, 2018 and 2017

Net loss available to common shareholders totaled $1.5 million, or $0.09 per share, for the three months ended June 30, 2018, compared to a net loss available to common shareholders of $6.2 million, or $0.51 per share, for the three months ended June 30, 2017. The second quarter of 2018 included non-operating expenses totaling $5.3 million of regulatory remediation costs and the second quarter of 2017 included non-operating expenses of $2.4 million consisting of $1.3 million for severance and $1.0 million for costs associated with branch closures. Excluding these non-operating expenses, diluted earnings for the second quarter of 2018 were $0.16 per diluted share, compared to a loss of $0.38 per diluted share for the second quarter of 2017.

Fully taxable-equivalent ("FTE") net interest income was $17.0 million for the second quarter of 2018, a $1.4 million decrease compared to $18.4 million for the second quarter of 2017. Our annualized net interest margin, on a FTE basis, decreased 20 basis points in prior year quarterly comparison, from 4.18% for the second quarter of 2017 to 3.98% for the second quarter of 2018. Excluding the impact of purchase accounting adjustments, the FTE margin decreased 14 basis points, from 4.09% to 3.95% for the three months ended June 30, 2017 and 2018, respectively.

Net interest income decreased $1.3 million in quarterly comparison, resulting from a $1.0 million decrease in interest income and a $302,000 increase in interest expense.

Excluding non-operating expenses of $5.3 million for the second quarter of 2018 and $2.4 million for the second quarter of 2017, noninterest expenses decreased $298,000 in quarterly comparison and consisted primarily of a $194,000 decrease in salaries and employee benefits costs and a $235,000 decrease in occupancy expense, which were partially offset by a $164,000 increase in legal and professional fees. The provision for loan losses decreased $12.1 million in quarterly comparison. The provision decrease is primarily due to payoffs and charge offs of large energy nonaccrual loans and a release of general energy reserves. A $237,000 income tax benefit was reported for the second quarter of 2018, compared to a $3.2 million income tax benefit that was reported in the second quarter of 2017.

Dividends on preferred stock totaled $810,000 for the three months ended June 30, 2018 and $811,000 for the three months ended June 30, 2017. Dividends on the Series B Preferred Stock were $720,000 for the second quarter of 2018, unchanged from $720,000 for the second quarter of 2017. Dividends on the Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation (“PSB”) totaled $90,000 for the three months ended June 30, 2018 and $91,000 for the three months ended June 30, 2017.

For the Six Months Ended June 30, 2018 and 2017

We reported a net loss available to common shareholders of $1.9 million, or $0.09 per diluted share, for the six months ended June 30, 2018, compared to net loss available to common shareholders of $4.5 million, or $0.39 per diluted share, for the six months ended June 30, 2017. The first six months of 2018 included non-operating expenses totaling $10.4 million which consisted of $9.2 million of regulatory remediation costs, a $883,000 loss on the transfer of loans held for sale, $100,000 on fees related to the bulk loan sale, and a $145,000 one-time charge related to discontinued branch projects. Excluding these non-operating expenses, the operating earnings per share for the first six months of 2018 was $0.37.

FTE net interest income was $34.4 million for the six months ended June 30, 2018, a $2.3 million decrease compared to $36.7 million for the six months ended June 30, 2017. Our annualized net interest margin, on a FTE basis, was 4.07% for the six months ended June 30, 2018, compared to 4.18% for the same period in 2017. Excluding the impact of purchase accounting adjustments, the FTE margin decreased 5 basis points, from 4.10% to 4.05% for the six months ended June 30, 2017 and 2018, respectively.

Noninterest income decreased $556,000 in year-over-year comparison and consisted primarily of a $605,000 decrease in service charges on deposit accounts, and a $152,000 decrease in mortgage lending income which were partially offset by a $192,000 increase in ATM/ debit card income.

Excluding non-operating expenses of $10.4 million for the six months ended June 30, 2018 and $2.4 million for the six months ended June 30, 2017, noninterest expenses decreased $690,000 in year-over-year comparison and consisted primarily of a $1.2 million decrease in salaries and benefits costs, a $211,000 decrease in ATM/ debit card expense, and a $814,000 decrease in occupancy expense, which were partially offset by an increase of $1.5 million in legal and professional fees. The provision for loan losses decreased $14.9 million in year-over-year comparison, from $15.3 million for the six months ended June 30, 2017 to $440,000 for the six months ended June 30, 2018, primarily due to an $11.2 million reduction of charge-offs for the comparable period. A $271,000 income tax benefit was reported for the first six months of 2018, compared to income tax benefit of $2.6 million for the first six months of 2017.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 3.98% and 4.18% for the three months ended June 30, 2018 and 2017, respectively.   Tables 1 and 2 below analyze the changes in net interest income in the three months ended June 30, 2018 and 2017.

FTE net interest income decreased $1.4 million in prior year quarterly comparison. Interest income on loans decreased $1.4 million due to a decrease in the average balance of loans of $145 million in prior year quarterly comparison. The average yield on loans increased 20 basis points in prior year quarterly comparison, from 5.35% to 5.55%.

Investment securities totaled $376.7 million, or 20.3% of total assets at June 30, 2018, versus $367.2 million, or 19.8% of total assets at March 31, 2018. The investment portfolio had an effective duration of 3.53 years and a net unrealized loss of $9.3 million at June 30, 2018. FTE interest income on investments decreased $544,000 in prior year quarterly comparison. The average volume of investment securities decreased $60.1 million in prior year quarterly comparison, and the average tax equivalent yield on investment securities decreased 15 basis points, from 2.69% to 2.54%.

The average yield on all earning assets decreased 12 basis points in prior year quarterly comparison, from 4.52% for the second quarter of 2017 to 4.40% for the second quarter of 2018.

Net interest income decreased $1.3 million in quarterly comparison, resulting from a $1.0 million decrease in interest income and a $302,000 increase in interest expense. Increases in interest reflect a $437,000 increase in interest expense on deposits and a $29,000 increase in interest expense on FHLB advances, which were partially offset by a $211,000 decrease in interest expense on repurchase agreements.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin decreased 20 basis points, from 4.18% for the second quarter of 2017 to 3.98% for the second quarter of 2018. Excluding purchase accounting adjustments on loans, deposits and FHLB borrowings, the FTE margin decreased 14 basis points, from 4.09% for the second quarter of 2017 to 3.95% for the second quarter of 2018.

Table 1 Consolidated Average Balances, Interest and Rates (in thousands)
	Three Months Ended June 30,
	2018			2017
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$340,080	$2,093	2.46%	$387,441	$2,416	2.49%
Tax exempt[2]	43,858	348	3.18%	56,622	570	4.03%
Total investment securities	383,938	2,442	2.54%	444,063	2,986	2.69%
Federal funds sold	5,008	21	1.63%	3,573	9	1.00%
Time and interest bearing deposits in other banks	201,281	912		55,331	150
Other investments	14,924	92	1.79%	11,493	78	1.07%
Total loans[3]	1,109,371	15,344	2.45%	1,254,402	16,731	2.71%
Total earning assets	1,714,522	18,810	5.55%	1,768,862	19,954	5.35%
Allowance for loan losses	(25,025)		4.40%	(22,819)		4.52%
Nonearning assets	171,409			180,365
Total assets	$1,860,906			$1,926,408

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,087,746	$1,410	0.52%	$1,125,482	$973	0.35%
Securities sold under repurchase agreements	26,230	25	0.39%	90,807	236	1.04%
Short-term FHLB advances	27,500	75	1.08%	—	—	—%
Long-term FHLB advances	10,014	45	1.79%	25,260	91	1.43%
Junior subordinated debentures	22,167	259	4.63%	22,167	212	3.78%
Total interest bearing liabilities	1,173,657	1,814	0.62%	1,263,716	1,512	0.48%
Demand deposits	426,575			426,017
Other liabilities	9,396			7,804
Shareholders’ equity	251,278			228,871
Total liabilities and shareholders’ equity	$1,860,906			$1,926,408

Net interest income and net interest spread		$16,996	3.78%		$18,442	4.04%
Net interest margin			3.98%			4.18%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $71,000 for 2018 and $196,000 for 2017 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 21% and 35%, respectively.

3.	Interest income includes loan fees of $1,065,000 for 2018 and $853,000 for 2017. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Consolidated Average Balances, Interest and Rates (in thousands)
	Six Months Ended June 30,
	2018			2017
	Average Volume	Interest	Average Yield/Rate	Average Volume	Interest	Average Yield/Rate
Assets
Investment securities[1]
Taxable	$336,221	$4,140	2.50%	$384,788	$4,743	2.47%
Tax exempt[2]	47,186	746	3.20%	58,609	1,191	4.06%
Total investment securities	383,407	4,886	2.58%	443,397	5,934	2.68%
Federal funds sold	4,993	39	1.57%	3,572	15	0.84%
Time and interest bearing deposits in other banks	167,299	1,426	1.72%	48,595	235	0.96%
Other investments	14,853	179	2.44%	11,424	162	2.84%
Total loans[3]	1,134,382	31,359	5.57%	1,264,253	33,353	5.32%
Total earning assets	1,704,934	37,889	4.48%	1,771,241	39,699	4.52%
Allowance for loan losses	(25,747)			(23,416)
Nonearning assets	181,303			181,628
Total assets	$1,860,490			$1,929,453

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,079,660	$2,647	0.49%	$1,140,361	$1,908	0.34%
Securities sold under repurchase agreements	33,134	66	0.40%	91,684	470	1.03%
Short-term FHLB advances	28,108	159	—	—	—	—
Long-term FHLB advances	10,016	90	1.80%	25,315	179	1.41%
Junior subordinated debentures	22,167	479	4.30%	22,167	420	3.77%
Total interest bearing liabilities	1,173,085	3,441	0.59%	1,279,527	2,977	0.47%
Demand deposits	425,505			419,933
Other liabilities	8,687			7,574
Shareholders’ equity	253,213			222,419
Total liabilities and shareholders’ equity	$1,860,490			$1,929,453

Net interest income and net interest spread		$34,448	4.07%		$36,722	4.05%
Net interest margin			3.89%			4.18%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.	Interest income of $152,000 for 2018 and $410,000 for 2017 is added to interest earned on tax-exempt obligations to reflect tax equivalent yields using a tax rate of 21% and 35%.

3.	Interest income includes loan fees of $2,073,000 for 2018 and $1,559,000 for 2017. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Three Months Ended June 30, 2018 compared to June 30, 2017
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(323)	$(318)	$(5)
Tax exempt	(222)	(118)	(104)
Federal funds sold	12	10	2
Time and interest bearing deposits in other banks	762	305	457
Other investments	14	9	5
Loans, including fees	(1,387)	(1,057)	(330)
Total	(1,144)	(1,169)	25

Interest paid on:
Interest bearing deposits	437	(34)	471
Securities sold under repurchase agreements	(211)	(112)	(99)
Short-term FHLB advances	75	75	—
Long-term FHLB advances	(46)	(65)	19
Junior subordinated debentures	47	—	47
Total	302	(136)	438
Taxable-equivalent net interest income	$(1,446)	$(1,033)	$(413)
Note: In Table 3, changes due to volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

Table 4 Changes in Taxable-Equivalent Net Interest Income (in thousands)
	Six Months Ended June 30, 2018 compared to June 30, 2017
	Total Increase	Change Attributable To
	(Decrease)	Volume	Rates
Taxable-equivalent earned on:
Investment securities
Taxable	$(603)	$(624)	$21
Tax exempt	(445)	(211)	(234)
Federal funds sold	24	8	16
Time and interest bearing deposits in other banks	1,191	909	282
Other investments	17	43	(26)
Loans, including fees	(1,994)	(3,538)	1,544
Total	(1,810)	(3,413)	1,603

Interest paid on:
Interest bearing deposits	739	(107)	846
Securities sold under repurchase agreements	(404)	(206)	(198)
Short-term FHLB advances	159	80	79
Long-term FHLB advances	(89)	(127)	38
Junior subordinated debentures	59	—	59
Total	464	(360)	824
Taxable-equivalent net interest income	$(2,274)	$(3,053)	$779
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

Table 5 presents non-interest income for the three and six-month periods ended June 30, 2018 and 2017.

Table 5 Non-Interest Income (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service charges on deposit accounts	$2,065	$2,396	$4,271	$4,879
ATM and debit card income	1,877	1,766	3,661	3,469
Gain on sales of securities, net	—	3	—	9
Mortgage lending	66	167	158	310
Increase in cash value of life insurance	54	66	106	129
Credit card interchange income	285	297	571	591
Credit card merchant fee income	82	82	149	151
Check cashing income	63	—	122	—
Loss on equity securities, other investments	(51)	—	(51)	—
Other	441	446	724	732
Total non-interest income	$4,882	$5,223	$9,711	$10,270

Non-interest income decreased $341,000 in quarterly comparison, from $5.2 million for the three months ended June 30, 2017 to $4.9 million for the three months ended June 30, 2018. The decrease consisted primarily of a $313,000 decrease in service charges on deposit accounts, a $12,000 decrease in credit card interchange income, and a $101,000 decrease in mortgage lending income which were partially offset by an $111,000 increase in ATM/debit card income.

Non-interest income decreased $559,000 in year-to-date comparison, from $10.3 million for the six months ended June 30, 2017 to $9.7 million for the six months ended June 30, 2018 and consisted primarily of a $608,000 decrease in service charges on deposit accounts, a $152,000 decrease in mortgage lending income, offset by a $192,000 increase in ATM/debit card income.

Non-interest Expense

Total non-interest expense was $22.3 million and $44.1 million for the three and six months ended June 30, 2018, compared to $19.6 million and $36.8 million for the three and six months ended June 30, 2017. Our recurring non-interest expense consists of salaries and employee benefits, occupancy expense, ATM and debit card expense and other operating expenses.

Table 6 presents non-interest expense for the three and six-month periods ended June 30, 2018 and 2017.

Table 6 Non-Interest Expense (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Salaries and employee benefits	$7,916	$8,110	$15,635	$16,799
Occupancy expense	3,193	3,428	6,238	7,052
ATM and debit card	648	713	1,223	1,434
Legal and professional fees	1,100	936	2,789	1,321
FDIC premiums	507	430	937	827
Marketing	281	262	476	542
Corporate development	248	253	485	569
Data processing	666	667	1,331	1,288
Printing and supplies	133	135	256	318
Expenses on ORE, net	138	92	214	171
Amortization of core deposit intangibles	276	276	553	553
Severance and retention accruals (non-operating)	—	1,341	—	1,341
Loss on transfer of loans to held for sale (non-operating)	8	—	883	—
One-time charge related to closure of branches (non-operating)	—	465	145	465
Write-down of assets held for sale	—	570	—	570
Regulatory remediation costs (non-operating)	5,323	—	9,249	—
Legal fees related to bulk loan sale (non-operating)	12	—	100	—
Other non-interest expense	1,824	1,926	3,631	3,584
Total non-interest expense	$22,273	$19,604	$44,145	$36,834

Non-interest expenses increased $2.7 million in quarterly comparison. The second quarter of 2018 included non-operating expenses totaling $5.3 million which consisted of $8,000 loss on the transfer of loans to held for sale, $5.3 million of regulatory remediation costs, and $12,000 of legal fees related to the bulk loan sale. Excluding non-operating expenses of $5.3 million for the second quarter of 2018 and $2.4 million for the second quarter of 2017, noninterest expenses decreased $298,000 in quarterly comparison and consisted primarily of a $194,000 decrease in salaries and employee benefits costs and a $235,000 decrease in occupancy expense, which were partially offset by a $164,000 increase in legal and professional fees. The provision for loan losses decreased $12.1 million in quarterly comparison. The provision decrease is primarily due to payoffs and charge offs of large energy nonaccrual loans and a release of general energy reserves.

The $9.2 million of regulatory remediation costs incurred during the six months ended June 30, 2018 represented consulting and outsourcing costs for assistance in complying with terms of our regulatory written agreement.

Salaries and employee benefits costs decreased $1.2 million in year-to-date comparison and included a $801,000 decrease in salary costs, a $139,000 decrease in bonus and incentive costs, and a $189,000 decrease in stock compensation expense. A decrease in the number of employees on a full-time equivalent basis of 61 during the same period, from 489 at June 30, 2017 to 428 at June 30, 2018, branch closures contributed to the decrease in salaries expense and a decrease in the number of employees.

Occupancy expense decreased $814,000 in year-to-date comparison and is primarily due to the closure and sale of 9 branches in 2017 and 6 branches in 2018.

ATM and debit card expense decreased $211,000 in year-to-date comparison, primarily due to the 15 branch closures.

The increase in legal and professional fees is primarily due to increased legal fees related to the elevated level of non-performing loans as well as increased outsourcing costs related to internal audit services.

Analysis of Balance Sheet

Consolidated assets remained constant at $1.9 billion at June 30, 2018 and December 31, 2017.

Securities available-for-sale totaled $308.9 million at June 30, 2018, a decrease of $254,000 from December 31, 2017.  Securities held-to-maturity decreased $13.3 million, from $81.1 million at December 31, 2017 to $67.8 million at June 30, 2018.  The investment securities portfolio had an effective duration of 3.5 years and a net unrealized loss of $9.3 million at June 30, 2018.

Total loans decreased $125.5 million during the six months ended June 30, 2018.

Table 7 Composition of Loans (in thousands)
	June 30, 2018	December 31, 2017
Commercial, financial, and agricultural (C&I)	$354,944	$435,207
Real estate – construction	98,108	90,287
Real estate – commercial (CRE)	414,526	448,406
Real estate – residential	141,104	146,751
Installment loans to individuals	47,406	56,398
Lease financing receivable	632	732
Other	1,243	5,645
Total loans	$1,057,963	$1,183,426
Less allowance for loan losses	(23,514)	(26,888)
Net loans	$1,034,449	$1,156,538

Our energy-related loan portfolio at June 30, 2018 totaled $153.6 million, or 14.5% of total loans, down from $172.8 million at March 31, 2018.  The majority of MidSouth’s energy lending is focused on oil field service companies.  Of the 286 total relationships in our energy-related loan portfolio, 32 relationships totaling $51.3 million were classified, with $40.4 million on nonaccrual status at June 30, 2018. At June 30, 2018, reserves for potential energy-related loan losses approximated 5.6% of energy loans.

Within the $414.5 million commercial real estate portfolio, $389.6 million is secured by commercial property, $19.3 million is secured by multi-family property, and $5.6 million is secured by farmland.  Of the $389.6 million secured by commercial property, $251.2 million, or 64.5%, is owner-occupied.  Of the $141.1 million residential real estate portfolio, 77.3% represented loans secured by first liens.

Assets held for sale totaled $4.0 million at June 30, 2018 and December 31, 2017 and consisted of seven former branch buildings that were previously closed.

Deposits increased $43.3 million from year-end 2017.  Our stable core deposit base, which excludes time deposits, totaled $1.3 billion at June 30, 2018 and March 31, 2018 and accounted for 88.5% of deposits compared to 88.3% of deposits, respectively.

Long-term FHLB advances totaled $10.0 million at June 30, 2018, compared to $25.2 million at June 30, 2017.  Long-term FHLB advances at June 30, 2018 consisted of one advance that matures in January 2019 and bears a fixed interest rate of 1.985%. The FHLB advances are collateralized by a blanket lien on first mortgages and other qualifying loans. Short-term FHLB advances totaled $27.5 million at June 30, 2018 and consisted of two advances with a maturity of 1 month at a fixed interest rate of 1.88%. There were no short-term FHLB advances outstanding at June 30, 2017.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended June 30, 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is available through four sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, borrowing lines with correspondent banks and brokered deposits. Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $33.7 million in projected cash flows from securities repayments for the remainder of 2018 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of June 30, 2018, we had no borrowings with the FRB-Atlanta.  Long-term FHLB-Dallas advances totaled $10.0 million at June 30, 2018 and consisted of one advance that matures in January 2019 and bears a fixed interest rate of 1.985%.  Short-term FHLB advances totaled $27.5 million at June 30, 2018 and consisted of two advances with a maturity of 1 month at a fixed interest rate of 1.88%. Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $291.6 million at June 30, 2018.  The Bank has the ability to post additional collateral of approximately $148.1 million if necessary to meet liquidity needs.  Additionally, $143.2 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $33.5 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the $32.0 million of Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 9.0% for the three month period ended June 30, 2018.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  As of March 31, 2018, there were 89,875 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $90,000 for the three months ended June 30, 2018.

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

Due to the loss reported for year ended December 31, 2017, we currently do not have the ability to approve dividends from the Bank to the Company without prior approval from the OCC.  As of June 30, 2018, the Company had $47.8 million of cash to fund general corporate obligations. The Company renewed a $75.0 million Universal Shelf Registration during the third quarter of 2015 and has $13.8 million remaining after completion of its recent capital raise and overallotment issuance.

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

At June 30, 2018, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio (total risk-based capital to risk-weighted assets) of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  However, effective July 19, 2017, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 leverage ratio of at least 8%, and a total risk-based capital ratio of at least 12%. The Bank had a Tier 1 leverage capital ratio of 10.10% and a total risk-based capital ratio of 15.61% at June 30, 2018. As of June 30, 2018, the Company’s Tier 1 leverage ratio was 12.71%, Tier 1 capital to risk-weighted assets was 18.07%, total capital to risk-weighted assets was 19.33% and common equity Tier 1 capital to risk-weighted assets was 13.20%.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At June 30, 2018, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy-related) industry, including related service and manufacturing industries, totaled approximately $153.6 million, or 14.5% of total loans.  Of the 286 credit relationships in the energy-related loan portfolio, 32 relationships totaling $51.3 million were classified with $40.4 million on nonaccrual status at June 30, 2018.

The federal banking agencies, including the OCC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital. Owner occupied loans are excluded from this second category. We monitor our exposure to each of these segments to ensure the concentration in consistent with our risk tolerance.  At June 30, 2018, loans for construction, land development and other land totaled approximately $98.1 million, or 47% of our bank's risk-based capital. Loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land totaled approximately $254.0 million at June 30, 2018, or 123% of our bank's risk-based capital. Additional information regarding credit quality by loan classification is provided in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

Table 6 summarizes the Company's nonperforming assets for the quarters ending June 30, 2018 and 2017, and December 31, 2017.

Table 8 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (in thousands)
	June 30, 2018	December 31, 2017	June 30, 2017
Nonaccrual loans	$73,538	$49,278	$54,810
Loans past due 90 days and over and still accruing	3	728	165
Total nonperforming loans	73,541	50,006	54,975
Nonperforming loans held for sale	—	5,067	—
Other real estate	1,365	2,001	1,387
Other foreclosed assets	—	192	36
Total nonperforming assets	$74,906	$57,266	$56,398

Troubled debt restructurings, accruing	$1,010	$1,360	$1,653

Nonperforming assets to total assets	4.03%	3.04%	2.90%
Nonperforming assets to total loans + ORE + other assets repossessed	7.07%	4.83%	4.54%
ALL to nonperforming loans	31.97%	53.77%	44.88%
ALL to total loans	2.22%	2.27%	1.99%

QTD charge-offs	$2,801	$8,931	$12,659
QTD recoveries	505	166	255
QTD net charge-offs	$2,296	$8,765	$12,404
Annualized net charge-offs to total loans	0.87%	2.94%	4.01%

Nonperforming assets totaled $74.9 million at June 30, 2018, an increase of $17.6 million from the $57.3 million reported at year-end 2017 and an increase of $18.5 million from the $56.4 million reported at June 30, 2017.  The increase since December 31, 2017 is primarily attributable to $46.1 million of loans placed on non-accrual during the period. This increase was partially offset by the payoffs/paydowns of $20.7 million of non-accrual loans and the decrease of $4.3 million in nonperforming loans held for sale.

Allowance coverage for nonperforming loans was 31.97% at June 30, 2018 compared to 53.77% at December 31, 2017 and 44.88% at June 30, 2017.  The ALL/total loans ratio was 2.22% at June 30, 2018, compared to 2.27% at year-end 2017 and 1.99% at June 30, 2017.  Including valuation accounting adjustments on acquired loans, the total adjustments and ALL was 2.30% of loans at June 30, 2018.  The ratio of annualized net charge-offs to total loans decreased to 0.87% for the three months ended June 30, 2018, compared to 2.94% for the three months ended December 31, 2017, and 4.01% for the three months ended June 30, 2017.

Total nonperforming assets to total loans plus ORE and other assets repossessed increased to 7.07% at June 30, 2018 from 4.83% at December 31, 2017 and 4.54% at June 30, 2017.  Performing troubled debt restructurings (“TDRs”) totaled $1.0 million at June 30, 2018, compared to $1.4 million at December 31, 2017 and $1.7 million at June 30, 2017.  Classified assets, including ORE, were $105.8 million at June 30, 2018 compared to $113.7 million at March 31, 2018. Additional information regarding impaired loans is included in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $23.5 million in the ALL as of June 30, 2018 is sufficient to cover probable losses in the loan portfolio.

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

Table 9 Reconciliation of Non-GAAP Financial Measures (in thousands except per share data)
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Core Net Interest Margin

Net interest income (FTE)		$16,996	$18,442	$34,447	$36,721
Less purchase accounting adjustments		(98)	(380)	(213)	(654)
Core net interest income, net of purchase accounting adjustments	A	$16,898	$18,062	$34,234	$36,067

Total average earning assets		$1,714,522	$1,768,862	$1,704,934	$1,771,241
Add average balance of loan valuation discount		859	1,720	915	1,841
Average earnings assets, excluding loan valuation discount	B	$1,715,381	$1,770,582	$1,705,849	$1,773,082

Core net interest margin	A/B	3.95%	4.09%	4.05%	4.10%

Diluted Earnings Per Share, Operating

Diluted loss per share		$(0.09)	$(0.51)	$(0.12)	$(0.39)
Effect of one-time charge related to closure of branches		—	—	0.01	—
Effect of severance and retention accruals		—	0.08	—	0.08
Effect of one-time charge related to discontinued branch projects		—	0.02	—	0.02
Effect of write-down of assets held for sale		—	0.03	—	0.03
Effect of loss on transfer of loans to held for sale		—	—	0.04	—
Effect of regulatory remediation costs		0.25	—	0.44	—
Diluted earnings (loss) per share, operating		$0.16	$(0.38)	$0.37	$(0.26)

Operating Earnings Available to Common Shareholders

Loss available to common shareholders		$(1,479)	$(6,225)	$(1,929)	$(4,545)
Net gain on sales of securities, after-tax		—	(2)	—	(6)
Net loss on equity securities not trading, after-tax		40	—	40	—
Severance and retention accruals, after-tax		—	872	—	872
One-time charge related to discontinued branch projects, after-tax		—	302	—	302
One-time charge related to closure of branches, after-tax		—	—	115	—
Write-down of assets held for sale, after-tax		—	371	—	371
Loss on transfer of loans to held for sale, after-tax		6	—	697	—
Regulatory remediation costs		4,205	—	7,307	—
Legal fees related to bulk loan sale		9	—	79	—
Operating earnings (loss) available to common shareholders		$2,781	$(4,682)	$6,309	$(3,006)

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

During the second quarter of 2018, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program (“BSA/AML Program”) and file suspicious activity and currency transaction reports as appropriate. Failure or the inability to comply with these laws and regulations could result in fines or penalties, curtailment of expansion opportunities, enforcement actions, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. We have developed policies and continue to augment procedures and systems designed to remediate and strengthen our BSA/AML Program. Our remediation measures will result in increased expense to the Bank and the issues giving rise to those measures could result in other consequences that could adversely affect us such as those outlined above.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended June 30, 2018.

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

10.4	Second Amendment to the MidSouth Bankcorp, Inc . Amended and Restated MidSouth Bancorp, Inc. Deferred Compensation Plan Effective July, 25, 2018

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*
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