Form 10-Q/A
period 2018-06-30
MIDSOUTH BANCORP INC
filed 2018-08-10
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No.1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as originally filed with the Securities and Exchange Commission on August 9, 2018 (the “Original Form 10-Q”): (i) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," (ii) “Exhibits,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported Subsequent Event for the quarter ended June 30, 2018 erroneously stated the reduction of energy loans as a percentage of total loans from 14.5% to 1.38%, and should have stated a reduction of energy loans as a percentage of total loans from 14.5% to 13.8%. We have made necessary changes in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," Subsequent Events for the correction of this error.

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

9. Subsequent Events

On August 1, 2018, the Bank received an $8.5 million payoff of a significant non-accruing classified energy relationship.  Assuming this payoff had occurred on June 30, 2018, pro forma Classified Assets to Bank Capital would have been reduced to 47.9% from 52.9% and energy loans as a percentage of total loans would have decreased from 14.5% to 13.8%.

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