Form 10-Q
period 2018-09-30
MIDSOUTH BANCORP INC
filed 2018-11-13
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
YES   x   NO   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
YES   x   NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☐Large accelerated filer	x Accelerated filer	☐Non-accelerated filer	x Smaller reporting company	☐Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES   ☐   NO   x

As of November 9, 2018, there were 16,641,105 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except per share amounts)
	September 30, 2018 (unaudited)	December 31, 2017 (audited)
Assets
Cash and due from banks, including required reserves of $13,843 and $6,741, respectively	$33,066	$34,775
Interest-bearing deposits in other banks	261,985	114,839
Federal funds sold	7,837	3,350
Investment securities available-for-sale, at fair value	352,606	309,191
Investment securities held-to-maturity (fair value of $63,581 and $80,920, respectively)	64,893	81,052
Other investments	16,508	12,214
Loans held for sale	—	15,737
Loans	962,743	1,183,426
Allowance for loan losses	(24,450)	(26,888)
Loans, net	938,293	1,156,538
Bank premises and equipment, net	56,006	59,057
Accrued interest receivable	6,606	8,283
Goodwill	42,171	42,171
Intangibles	2,685	3,515
Cash surrender value of life insurance	15,071	14,896
Other real estate	1,022	2,001
Assets held for sale	1,372	3,995
Other assets	26,133	19,538
Total assets	$1,826,254	$1,881,152

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$425,696	$416,547
Interest-bearing	1,083,433	1,063,142
Total deposits	1,509,129	1,479,689
Securities sold under agreements to repurchase	13,676	67,133
FHLB borrowings	27,506	50,021
Other borrowings	22,167	22,167
Other liabilities	12,325	8,127
Total liabilities	1,584,803	1,627,137

Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding, respectively	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 89,725 and 89,875 shares issued and outstanding, respectively	8,972	8,987
Common stock, $0.10 par value; 30,000,000 shares authorized, 16,641,105 and 16,548,829 shares issued and outstanding, respectively	1,664	1,655
Additional paid-in capital	169,070	168,412
Unearned ESOP shares	(845)	(937)
Accumulated other comprehensive loss	(6,972)	(1,828)
Retained earnings	37,562	45,726
Total shareholders’ equity	241,451	254,015
Total liabilities and shareholders’ equity	$1,826,254	$1,881,152

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited) (dollars in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$14,590	$17,329	$45,948	$50,682
Securities and other investments:
Taxable	2,156	2,276	6,296	7,019
Nontaxable	273	363	866	1,144
Interest bearing deposits in other banks	1,417	411	3,061	823
Total interest income	18,436	20,379	56,171	59,668

Interest expense:
Deposits	1,602	1,094	4,249	3,002
Securities sold under agreements to repurchase	16	149	82	619
FHLB borrowings	81	111	330	290
Other borrowings	271	212	750	632
Total interest expense	1,970	1,566	5,411	4,543

Net interest income	16,466	18,813	50,760	55,125
Provision for loan losses	4,300	4,300	4,740	19,600
Net interest income after provision for loan losses	12,166	14,513	46,020	35,525

Non-interest income:
Service charges on deposits	2,159	2,463	6,430	7,339
Gain on sale of securities, net	—	338	—	347
Loss on equity securities, other investments	(16)	—	(66)	—
ATM and debit card income	1,796	1,687	5,457	5,156
Other charges and fees	1,151	998	2,981	2,911
Total non-interest income	5,090	5,486	14,802	15,753

Non-interest expenses:
Salaries and employee benefits	7,762	7,849	23,398	25,989
Occupancy expense	3,077	3,711	9,315	11,524
ATM and debit card expense	653	654	1,876	2,088
Data processing	730	640	2,061	1,928
FDIC insurance	360	448	1,296	1,275
Regulatory remediation expense	5,502	856	14,658	856
Legal and professional fees	2,543	548	5,425	2,127
Other	2,900	3,053	9,644	8,806
Total non-interest expenses	23,527	17,759	67,673	54,593

(Loss)Income before income tax benefit	(6,271)	2,240	(6,851)	(3,315)
Income tax (benefit)expense	(1,373)	574	(1,644)	(2,058)
Net (loss)income	(4,898)	1,666	(5,207)	(1,257)
Dividends on preferred stock	810	810	2,430	2,432
Net (loss)income available to common shareholders	$(5,708)	$856	$(7,637)	$(3,689)

Basic (loss)earnings per common share	$(0.34)	$0.05	$(0.46)	$(0.28)
Diluted (loss)earnings per common share	$(0.34)	$0.05	$(0.46)	$(0.28)
Weighted average number of shares outstanding:
Basic	16,558	16,395	16,531	13,314
Diluted	16,558	16,396	16,531	13,314
Dividends declared per common share	$0.01	$0.01	$0.03	$0.19

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Loss (unaudited) (dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(4,898)	$1,666	$(5,207)	$(1,257)
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gains on securities available-for-sale	(2,025)	(673)	(6,946)	2,877
Net change in unrealized gain on derivative instruments	35	(11)	434	(134)
Other comprehensive (loss) income, before tax	(1,990)	(684)	(6,512)	2,743
Income tax effect related to items of other comprehensive (loss) income	418	240	1,368	(960)
Total other comprehensive (loss) income, net of tax	(1,572)	(444)	(5,144)	1,783
Total comprehensive loss	$(6,470)	$1,222	$(10,351)	$526
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) (dollars in thousands, except per share amounts)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance - December 31, 2016	123,098	$41,110	11,362,716	$1,136	$111,166	$(1,233)	$(1,010)	$63,207	$214,376
Net earnings	—	—	—	—	—	—	—	(1,257)	(1,257)
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	(2,432)	(2,432)
Dividends on common stock, $0.19 per share	—	—	—	—	—	—	—	(2,645)	(2,645)
Issuance of common stock	—	—	5,100,034	510	56,641	—	—	—	57,151
Restricted stock grant	—	—	58,090	6	(6)	—	—	—	—
Conversion of Series C preferred stock to common stock	(1,223)	(123)	6,791	1	122	—	—	—	—
ESOP shares released for allocation	—	—	—	—	50	266	—	—	316
Exercise of stock options	—	—	20,498	2	264	—	—	—	266
Vested restricted stock	—	—	700	—	—	—	—	—	—
Stock option and restricted stock compensation expense	—	—	—	—	85	—	—	—	85
Change in accumulated other comprehensive income	—	—	—	—	—	—	1,783	—	1,783
Balance – September 30, 2017	121,875	$40,987	16,548,829	$1,655	$168,322	$(967)	$773	$56,873	$267,643

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) (dollars in thousands, except per share amounts)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2017	121,875	$40,987	16,548,829	$1,655	$168,412	$(937)	$(1,828)	$45,726	$254,015
Adoption of ASU 2016-01	—	—	—	—	—	—	31	(31)	—
Net loss	—	—	—	—	—	—	—	(5,207)	(5,207)
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	(2,430)	(2,430)
Dividends on common stock, $0.03 per share	—	—	—	—	—	—	—	(496)	(496)
Restricted stock grant	—	—	80,748	8	(8)	—	—	—	—
Restricted stock forfeitures	—	—	(38,837)	(4)	4	—	—	—	—
Conversion of Series C preferred stock to common stock	(150)	(15)	833	—	15	—	—	—	—
ESOP shares released for allocation	—	—	—	—	—	92	—	—	92
ESOP compensation expense	—	—	—	—	31	—	—	—	31
Exercise of stock options	—	—	49,532	5	637	—	—	—	642
Stock option and restricted stock compensation expense	—	—	—	—	(21)	—	—	—	(21)
Change in accumulated other comprehensive loss	—	—	—	—	—	—	(5,175)	—	(5,175)
Balance, September 30, 2018	121,725	$40,972	16,641,105	$1,664	$169,070	$(845)	$(6,972)	$37,562	$241,451
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (dollars in thousands)
	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,207)	$(1,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,484	4,345
Accretion of purchase accounting adjustments	569	(180)
Provision for loan losses	4,740	19,600
Deferred tax expense (benefit)	(1,359)	(704)
Amortization of premiums on securities, net	2,224	2,128
Stock-based compensation expense	(21)	85
Net excess tax benefit from stock-based compensation	163	379
ESOP compensation expense	31	50
Net gain on sale of investment securities	—	(347)
Loss on mutual fund	66	—
Proceeds from sale of loans held for sale	15,623	—
Net loss on sale of other real estate owned	67	(15)
Net write down of other real estate owned	154	83
Write down of assets held for sale	—	570
Loss on transfer of loans to held for sale	879	—
Net loss on sale/disposal of premises and equipment	(183)	648
Change in accrued interest receivable	1,677	(121)
Change in accrued interest payable	(11)	(12)
Change in other assets & other liabilities, net	3,069	(3,236)
Net cash provided by operating activities	25,965	22,016

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	38,015	42,585
Proceeds from maturities and calls of securities held-to-maturity	15,578	12,940
Proceeds from sale of securities available-for-sale	410	16,979
Proceeds from sale of security held-to-maturity	—	887
Purchases of securities available-for-sale	(92,529)	(42,172)
Proceeds from sale of other investments	—	57
Purchases of other investments	(2,300)	(902)
Net change in loans	213,002	28,649
Purchases of premises and equipment	(1,058)	(2,940)
Proceeds from sale of premises and equipment	808	249
Proceeds from sale of other real estate owned	834	1,728
Net cash provided by investing activities	172,760	58,060

Cash flows from financing activities:
Change in deposits	29,440	(23,495)
Change in securities sold under agreements to repurchase	(53,457)	(39,586)
Borrowings from FHLB	247,500	25,000
Repayments to FHLB	(270,000)	(12,546)
Repayments of notes payable	—	—
Proceeds from exercise of stock options	642	266
Proceeds from issuance of common stock	—	57,834
Stock offering expenses	—	(683)
Payment of dividends on preferred stock	(2,430)	(2,433)
Payment of dividends on common stock	(496)	(3,538)
Net cash used by financing activities	(48,801)	819

Net increase (decrease) in cash and cash equivalents	149,924	80,895
Cash and cash equivalents, beginning of period	152,964	82,228
Cash and cash equivalents, end of period	$302,888	$163,123

Supplemental cash flow information:
Interest paid	$5,422	$4,555
Income taxes paid	—	2,500
Noncash investing and financing activities:
Transfer of loans to other real estate	76	1,552
Transfer of loans to held for sale	221	—
Change in accrued common stock dividends	1	(859)
Change in accrued preferred stock dividends	—	(1)
Change in unrealized gains/losses on securities available-for-sale, net of tax	(5,518)	—
Change in unrealized gains on derivative instruments, net of tax	343	—
Cumulative-effect adjustment to retained earnings due to ASU 2016-01, net of tax	31	—
Net change in loan to ESOP	92	266

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Notes to Interim Consolidated Financial Statements September 30, 2018 (Unaudited)

NOTE 1: BASIS OF PRESENTATION

Midsouth Bancorp (the "Company" or "we") is a bank holding company whose business is primarily conducted through its wholly-owned banking subsidiary, Midsouth Bank (the "Bank"). We operate a full-service banking business and offer a broad range of commercial and retail banking products to our customers.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, consisting of normal and recurring items, which, in the opinion of management, are necessary for fair presentation of the consolidated financial position and result of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operation for the period ended September 30, 2018 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Certain amounts have been reclassified to conform with current period presentation. The reclassifications had no effect on net income or shareholders' equity as previously reported.

NOTE 2: ADOPTION OF NEW ACCOUNTING STANDARDS AND RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2018

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

Adoption of New Accounting Standards —ASU 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities was issued in January 2016 to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard impacts how the Company measures certain equity investments and discloses and presents certain financial instruments through the application of the “exit price” notion. The Company adopted the amendments beginning January 1, 2018. Under the new guidance, equity investments can no longer be classified as trading or available for sale (AFS), and related unrealized holding gains and losses can no longer be recognized in OCI. Per the ASU, such equity investments should be measured at fair value, with adjustments recognized in earnings at the end of each reporting period. As such, the Company reclassified its portfolio of equity investments previously classified as AFS investment securities to “other investments.” As these equity investments were previously measured at fair value, implementation of the ASU did not impact the Company’s valuation method. In accordance with the ASU, the cumulative-effect adjustment from AOCI to retained earnings for previously recorded fair value adjustments related to these equity investments at adoption was immaterial. The Company elected the practical expedient measurement alternative to prospectively account for other equity investments that do not have readily determinable fair values at cost less impairment plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. The investments are immaterial overall and are classified within “other investments” on the Company’s consolidated balance sheets rather than as available-for-sale securities.

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

NOTE 3: INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities are as follows (dollars in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018
Available for sale:
State, county, and municipal securities	$23,775	$27	$1,043	$22,759
Mortgage-backed securities	313,605	468	10,028	304,045
Corporate debt securities	25,566	328	92	25,802
	$362,946	$823	$11,163	$352,606

December 31, 2017
State, county, and municipal securities	$23,042	$209	$442	$22,809
Mortgage-backed securities	263,467	915	4,863	259,519
Mutual funds	2,100	—	39	2,061
Corporate debt securities	23,975	837	10	24,802
	$312,584	$1,961	$5,354	$309,191

The amortized cost and estimated fair value of held-to-maturity investment securities are as follows (dollars in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018
Held-to-maturity:
State, county, and municipal securities	$27,148	$83	$149	$27,082
Mortgage-backed securities	37,745	—	1,246	36,499
	$64,893	$83	$1,395	$63,581

December 31, 2017
State, county, and municipal securities	$35,908	$265	$22	$36,151
Mortgage-backed securities	45,144	171	546	$44,769
	$81,052	$436	$568	$80,920

The amortized cost and estimated fair value of debt securities by contractual maturity are summarized in the tables below (dollars in thousands):   Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

	Amortized Cost	Fair Value
September 30, 2018
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	8,140	8,150
Due after five years through ten years	22,640	22,805
Due after ten years	270,755	261,169
Mortgage-backed securities	61,411	60,482
	$362,946	$352,606

Held-to-maturity:
Due in one year or less	$768	$767
Due after one year through five years	4,821	4,763
Due after five years through ten years	13,347	13,316
Due after ten years	15,963	15,563
Mortgage-backed securities	29,994	29,172
	$64,893	$63,581

The following tables detail the gross unrealized losses and estimated fair value of available for sale and held-to-maturity securities aggregated by category and duration of continuous unrealized loss position at September 30, 2018 and December 31, 2017 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2018
Available for sale:
State, county, and municipal securities	$5,948	$44	$12,714	$999	$18,662	$1,043
Mortgage-backed securities	96,704	1,193	179,082	8,835	275,786	10,028
Corporate debt securities	2,908	92	—	—	2,908	92
	$105,560	$1,329	$191,796	$9,834	$297,356	$11,163

December 31, 2017
State, county, and municipal securities	$596	$5	$12,716	$437	$13,312	$442
Mortgage-backed securities	87,390	772	145,696	4,091	233,086	4,863
Mutual funds	2,061	39	—	—	2,061	39
Corporate debt securities	2,990	10	—	—	2,990	10
	$93,037	$826	$158,412	$4,528	$251,449	$5,354

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2018
Held-to-maturity:
State, county, and municipal securities	$12,645	$149	$—	$—	$12,645	$149
Mortgage-backed securities	15,922	226	20,578	1,020	36,500	1,246
	$28,567	$375	$20,578	$1,020	$49,145	$1,395

December 31, 2017
State, county, and municipal securities	$6,340	$22	$—	$—	$6,340	$22
Mortgage-backed securities	13,138	95	12,090	451	25,228	546
	$19,478	$117	$12,090	$451	$31,568	$568

Management evaluates each quarter whether unrealized losses on securities represent impairment that is other than temporary. For debt securities, the Company considers its intent to sell the securities or if it is more likely than not the Company will be required to sell the securities.  If such impairment is identified, based upon the intent to sell or the more likely than not threshold, the carrying amount of the security is reduced to fair value with a charge to earnings. Upon the result of the aforementioned review, management then reviews for potential other than temporary impairment based upon other qualitative factors.  In making this evaluation, management considers changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, performance of the debt security, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality.  If determined that a debt security has incurred other than temporary impairment, then the amount of the credit related impairment is determined.  Effective January 1, 2018, equity securities with readily determinable fair values are measured at fair value with changes in the fair value recognized through net income.

As of September 30, 2018, 124 securities had unrealized losses totaling 3.50% of the individual securities’ amortized cost basis and 2.94% of the Company’s total amortized cost basis.  Of the 124 securities, 60 had been in an unrealized loss position for over twelve months at September 30, 2018.  These 60 securities had an amortized cost basis and unrealized loss of $223.2 million and $10.9 million, respectively.  The unrealized losses on debt securities at September 30, 2018 resulted from changing market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  At September 30, 2018, management had the intent and ability to hold impaired securities and no impairment was evaluated as other than temporary.  As a result, no other than temporary impairment losses were recognized during the three months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company sold 1 security classified as available-for-sale for $410,000 which resulted in neither a gain nor a loss. During the nine months ended September 30, 2017, the Company sold 16 securities classified as available-for-sale and 1 security classified as held-to-maturity. Of the available-for-sale securities, 13 securities were sold with gains totaling $449,000 and 3 securities were sold at a loss of $109,000 for a net gain of $340,000. The decision to sell the 1 held-to-maturity security, which was sold at a gain of $7,000, was based on the pre-refunding of the bond which would accelerate the maturity of the bond by 15 years with an anticipated call date within six months.

Securities with a carrying value of approximately $189.4 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at September 30, 2018, compared with $189.0 million at December 31, 2017.

NOTE 4: LOANS

The loan portfolio consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Commercial, financial and agricultural	$295,802	$435,207
Real estate – construction	90,444	90,287
Real estate – commercial	394,416	454,051
Real estate – residential	136,151	146,751
Consumer and other	45,338	56,398
Lease financing receivable	592	732
Total loans	962,743	1,183,426
Allowance for loan and lease losses	(24,450)	(26,888)
Total loans, net	$938,293	$1,156,538

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At September 30, 2018, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $128.1 million, or 13.3% of total loans.  Additionally, the Company’s exposure to loans secured by commercial real estate is monitored.  At September 30, 2018, loans secured by commercial real estate (including commercial construction, farmland and multifamily loans) totaled approximately $484.9 million, or 45.5% of total loans, of which 52% are secured by owner-occupied commercial properties.  Of the $484.9 million in loans secured by commercial real estate, $24.1 million, or 5.0%, were on nonaccrual status at September 30, 2018.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	September 30, 2018
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer and other	Lease financing receivable	Total
Allowance for loan losses:
Beginning balance	$20,577	$596	$3,893	$837	$982	$3	$26,888
Charge-offs	(6,782)	(6)	(1,034)	(549)	(606)	—	(8,977)
Recoveries	1,628	—	7	1	163	—	1,799
Provision	2,872	(240)	687	1,094	327	—	4,740
Ending balance	$18,295	$350	$3,553	$1,383	$866	$3	$24,450
Ending balance: individually evaluated for impairment	$7,373	$69	$105	$—	$—	$—	$7,547
Ending balance: collectively evaluated for impairment	$10,922	$281	$3,448	$1,383	$866	$3	$16,903

Loans:
Ending balance	$295,802	$90,444	$394,416	$136,151	$45,338	$592	$962,743
Ending balance: individually evaluated for impairment	$24,923	$610	$23,175	$—	$—	$—	$48,708
Ending balance: collectively evaluated for impairment	$270,879	$89,834	$371,241	$136,151	$45,338	$592	$914,035

	September 30, 2017
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer and other	Lease financing receivable	Total
Allowance for loan losses:
Beginning balance	$16,057	$585	$5,384	$940	$1,401	$5	$24,372
Charge-offs	(15,106)	(70)	(3,618)	(293)	(860)	—	(19,947)
Recoveries	537	—	158	97	235	—	1,027
Provision	17,413	28	2,024	(40)	177	(1)	19,601
Ending balance	$18,901	$543	$3,948	$704	$953	$4	$25,053
Ending balance: individually evaluated for impairment	$3,254	$17	$904	$7	$69	$1	$4,252
Ending balance: collectively evaluated for impairment	$15,647	$526	$3,044	$697	$884	$3	$20,801

Loans:
Ending balance	$447,482	$90,088	$473,046	$155,676	$68,917	$760	$1,235,969
Ending balance: individually evaluated for impairment	$30,892	$2,416	$18,132	$1,031	$338	$34	$52,843
Ending balance: collectively evaluated for impairment	$416,590	$87,672	$454,488	$154,582	$68,579	$726	$1,182,637
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$426	$63	$—	$—	$489

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans >90 Days Past Due and Still Accruing
Commercial, financial, and agricultural	$4,814	$49	$19,908	$24,771	$271,031	$295,802	$6
Real estate - construction	1,086	—	176	1,262	89,182	90,444	—
Real estate - commercial	1,200	521	20,009	21,730	372,686	394,416	—
Real estate - residential	1,234	237	1,507	2,978	133,173	136,151	—
Consumer and other	128	61	38	227	45,111	45,338	1
Lease financing receivable	—	—	—	—	592	592	—
	$8,462	$868	$41,638	$50,968	$911,775	$962,743	$7

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans >90 Days Past Due and Still Accruing
Commercial, financial, and agricultural	$1,195	$1,893	$14,847	$17,935	$417,272	$435,207	$545
Real estate - construction	616	—	190	806	89,481	90,287	125
Real estate - commercial	5,889	6,402	4,163	16,454	431,952	448,406	58
Real estate - residential	1,065	235	559	1,859	144,892	146,751	—
Installment loans to individuals	276	32	34	342	56,056	56,398	—
Lease financing receivable	—	—	—	—	732	732	—
Other loans	—	—	—	—	5,645	5,645	—
	$9,041	$8,562	$19,793	$37,396	$1,146,030	$1,183,426	$728

Non-accrual loans are as follows (in thousands):

	September 30, 2018	December 31, 2017
Commercial, financial, and agricultural	$24,919	$37,418
Real estate - construction	599	66
Real estate - commercial	23,468	11,128
Real estate - residential	2,450	618
Installment loans to individuals	40	48
	$51,476	$49,278

The amount of interest that would have been recorded on non-accrual loans, had the loans not been classified as non-accrual, totaled approximately $5.0 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively.  Interest received on non-accrual loans subsequent to their transfer to non-accrual status totaled $253,000 and $201,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

	September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$7,914	$12,502	$—	$19,153	$—
Real estate - construction	254	254	—	127	—
Real estate - commercial	22,382	23,606	—	11,874	—
Real estate - residential	—	—	—	151	—
Installment loans to individuals	—	—	—	—	—
Finance leases	—	—	—	—	—
Subtotal:	30,550	36,362	—	31,305	—
With an allowance recorded:
Commercial, financial, and agricultural	17,009	18,928	7,373	15,469	—
Real estate - construction	356	356	69	178	—
Real estate - commercial	793	925	105	507	—
Real estate - residential	—	687	—	158	—
Installment loans to individuals	—	—	—	24	—
Finance leases	—	—	—	—	—
Subtotal:	18,158	20,896	7,547	16,336	—
Totals:

Commercial	48,098	55,961	7,478	47,003	—
Construction	610	610	69	305	—
Residential	—	687	—	309	—
Consumer	—	—	—	24	—
Grand total:	$48,708	$57,258	$7,547	$47,641	$—

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$24,659	$30,630	$—	$19,880	$90
Real estate - construction	—	—	—	5	—
Real estate - commercial	10,471	11,965	—	11,590	—
Real estate - residential	302	302	—	602	—
Installment loans to individuals	—	—	—	37	—
Subtotal:	35,432	42,897	—	32,114	90
With an allowance recorded:
Commercial, financial, and agricultural	14,119	14,150	7,197	15,245	1
Real estate - construction	66	136	23	33	—
Real estate - commercial	657	657	131	8,318	—
Real estate - residential	316	316	5	620	—
Installment loans to individuals	48	50	14	258	—
Subtotal:	15,206	15,309	7,370	24,474	1
Totals:
Commercial	49,906	57,402	7,328	55,033	91
Construction	66	136	23	38	—
Residential	618	618	5	1,222	—
Consumer	48	50	14	295	—
Grand total:	$50,638	$58,206	$7,370	$56,588	$91

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans.

The following tables present the classes of loans by risk rating (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2018
Commercial, Financial &
Agricultural	$236,572	$18,808	$40,422	$—	$295,802
Real Estate - Construction	89,671	57	716	—	90,444
Real Estate - Commercial	340,452	11,042	42,922	—	394,416
Real Estate - Residential	128,947	988	6,216	—	136,151
Consumer and other	45,241	7	90	—	45,338
Lease Financing Receivable	592	—	—	—	592
Total loans	$841,475	$30,902	$90,366	$—	$962,743

December 31, 2017
Commercial, Financial &
Agricultural	$358,373	$9,687	$67,147	$—	$435,207
Real Estate - Construction	89,323	600	364	—	90,287
Real Estate - Commercial	416,925	3,823	33,303	—	454,051
Real Estate - Residential	144,250	1,233	1,268	—	146,751
Consumer and other	56,041	—	357	—	56,398
Lease Financing Receivable	699	—	33	—	732
Total loans	$1,065,611	$15,343	$102,472	$—	$1,183,426

Troubled Debt Restructurings

A TDR is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider. The Company grants the concession in an attempt to protect as much of its investment as possible.

The following tables present information about TDRs that were modified during the periods presented by portfolio segment (in thousands):

	Three months ended
	September 30, 2018		September 30, 2017
	Number of loans	Pre-modification recorded investment	Number of loans	Pre-modification recorded investment
Commercial, financial and agricultural	—	$—	1	$18

	Nine months ended
	September 30, 2018		September 30, 2017
	Number of loans	Pre-modification recorded investment	Number of loans	Pre-modification recorded investment
Commercial, financial and agricultural	—	$—	6	$2,002

During the three month periods ending September 30, 2018 and 2017, there were no defaults on any loans that were modified as TDRs during the preceding twelve months. During the three months ended September 30, 2017, there was one loan relationship with a pre-modification balance of $18,000 identified as a troubled debt restructuing as a result of a concession granting reduction in payments. During the nine months ended September 30, 2018 there were no loans modified and identified as a troubled debt restructuring. Comparatively, during the nine months ended, September 30, 2017, there were six loan relationships with a pre-modification balance of $2.0 million identified as a TDR resulting from a concession for a reduction in payments. During the nine months ended September 30, 2018 and 2017, there were no defaults on any loans that were modified as TDRs during the preceding twelve months . The Company defines a payment default as any loan that is greater than 30 days past due or was past due greater than 30 days at any point during the reporting period, or since the date of modification, whichever is shorter.

For purposes of the determination of an allowance for loan losses on these TDRs, as an identified TDR, the Company considers a loss probable on the loan and, as a result is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined losses are probable on such TDRs, either because of delinquency or other credit quality indicator, the Company establishes specific reserves for these loans.  As of September 30, 2018, there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

NOTE 5: DERIVATIVES

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

No ineffectiveness related to the interest rate swaps designated as cash flow hedges was recognized in the consolidated statements of income for the nine months ended September 30, 2018. The accumulated net after-tax income related to the effective cash flow hedge included in accumulated other comprehensive income is reflected in Note 6 - Other Comprehensive (Loss) Income.

The following table discloses the notional amounts and fair value of derivative instruments in the Company's balance sheet as of September 30, 2018 and December 31, 2017 (in thousands):

		Notional Amounts		Fair Value
	Type of Hedge	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps included in other assets	Cash Flow	$27,500	$27,500	$1,513	$1,078

The following tables present the pre-tax effect of hedging derivative instruments on the Company's consolidated statements of operations:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017		2018	2017
Interest rate swaps	35	(11)	Interest Expense	74	4

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Interest rate swaps	434	(134)	Interest Expense	176	4

NOTE 6: OTHER COMPREHENSIVE (LOSS) INCOME

The following is a summary of the tax effects allocated to each component of other comprehensive (loss) income (in thousands):

	Three Months Ended September 30,
	2018			2017
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive (loss) income:
Securities available-for-sale:
Change in unrealized gains/losses during period	$(2,025)	$425	$(1,600)	$(335)	$118	$(217)
Reclassification adjustment for gains included in net income	—	—	—	(338)	119	(219)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	109	(23)	86	(7)	2	(5)
Reclassification adjustment for gains included in net income	(74)	16	(58)	(4)	1	(3)
Total other comprehensive (loss) income	$(1,990)	$418	$(1,572)	$(684)	$240	$(444)

	Nine Months Ended September 30,
	2018			2017
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive (loss) income:
Securities available-for-sale:
Change in unrealized gains/losses during period	$(6,946)	$1,459	$(5,487)	$3,224	$(1,128)	$2,096
Reclassification adjustment for gains included in net income	—	—	—	(347)	121	(226)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	610	(128)	482	(130)	46	(84)
Reclassification adjustment for gains included in net income	(176)	37	(139)	(4)	1	(3)
Total other comprehensive (loss) income	$(6,512)	$1,368	$(5,144)	$2,743	$(960)	$1,783

The reclassifications out of accumulated other comprehensive (loss) income into net income are presented below (in thousands):

	Three Months Ended September 30,
	2018		2017
Details about Accumulated Other Comprehensive (Loss) Income Components	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$—	Gain on sale of securities, net	$(338)	Gain on sale of securities, net
	—	Tax expense	119	Tax expense
	$—	Net of tax	$(219)	Net of tax

Gains on derivative instruments:
	$(74)	Interest expense	$(4)	Interest expense
	14	Tax expense	1	Tax expense
	$(60)	Net of tax	$(3)	Net of tax

	Nine Months Ended September 30,
	2018		2017
Details about Accumulated Other Comprehensive (Loss) Income Components	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income	Income Statement Line Item	Reclassifications Out of Accumulated Other Comprehensive (Loss) Income	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$—	Gain on sale of securities, net	$(347)	Gain on sale of securities, net
	—	Tax expense	121	Tax expense
	$—	Net of tax	$(226)	Net of tax

Gains on derivative instruments:
	$(176)	Interest expense	$(4)	Interest expense
	37	Tax expense	1	Tax expense
	$(139)	Net of tax	$(3)	Net of tax

NOTE 7: EARNINGS PER COMMON SHARE

The following table is a summary of computation of earnings per common share based on the weighted average number of common shares outstanding (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(4,898)	$1,666	$(5,207)	$(1,257)
Dividends on preferred stock	810	810	2,430	2,432
Adjusted net loss available to common shareholders	$(5,708)	$856	$(7,637)	$(3,689)
Weighted average number of common shares outstanding used in computation of basic loss per common share	16,558	16,395	16,531	13,314
Effect of dilutive securities:
Stock options	—	1	—	—
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted loss per share	16,558	16,396	16,531	13,314
Net (loss)/income per common share:
Basic	$(0.34)	$0.05	$(0.46)	$(0.28)
Diluted	$(0.34)	$0.05	$(0.46)	$(0.28)

The Company has reported a net loss for the three and nine months ended September 30, 2018 as well as the nine months ended September 30, 2017. As such, during those periods all potential common shares were excluded from the calculation of diluted earnings per share as they would have an anti-dilutive effect for the respective period.

NOTE 8: FAIR VALUE MEASUREMENT

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following methods and assumptions were used by the Company in estimating the fair value of its assets and liabilities recorded at fair value and for estimating the fair value of its financial instruments.

Cash and Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold—The carrying value of these short-term instruments approximates fair value.

Securities Available-for-Sale—Fair value of securities available for sale is determined by various valuation methodologies. Where quoted market prices are available in active markets, securities are classified within Level 1 of the fair value hierarchy. If quoted market prices are not available , then fair values are estimated by using pricing models, quoted prices of securities within similar characteristics, or discounted cash flows. Level 2 securities include certain U.S. agency bonds, mortgage-backed securities and debt obligations, and municipal securities. The Level 2 fair value pricing is provided by an independent third party and is based upon similar securities in an active market. In certain cases where Level1 or 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Securities Held-to-Maturity—The fair value of securities held-to-maturity is determined in the same manner as securities available-for-sale noted above.

Other Investments—FHLB and FRB stock are examples of other investments and do not have readily determinable fair values, as such these investments are carried at original cost basis. It is not practical to determine the fair values of these investments due to restrictions placed on transferability. These investments are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. The cost basis approximates fair value for these investments.

Loans—The fair value for loans held for investment is estimated using an exit price methodology. An exit price methodology considers expected cash flows that take into account contractual loan terms, as applicable, prepayment expectations, probability of default, loss severity in the event of default, recovery lag and, in the case of variable rate loans, expectations for future interest rate movements. These cash flows are present valued at a risk adjusted discount rate, which considers the cost of funding, liquidity, servicing costs, and other factors. Because observable quoted prices seldom exist for identical or similar assets carried in loans held for investment, Level 3 inputs are primarily used to determine fair value exit pricing. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable. A loan is determined to be impaired if the Company believes it is probable that all principal and interest amounts due according to the terms of the note will not be collected as scheduled. The fair value of impaired loans is determined in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan, and generally results in a specific reserve established through a charge to the provision for loan losses. Losses on impaired loans are charged to the allowance when management believes the uncollectability of a loan is confirmed. Management has determined that the majority of impaired loans are Level 3 assets due to the extensive use of market appraisals.

 Cash Surrender Value of Life Insurance—The carrying value of cash value of bank owned life insurance approximates fair value.

Other Real Estate Owned—The fair value of OREO is determined using certified appraisals and internal evaluations that value the property at its highest and best uses by applying traditional valuation methods common to the industry. The Company does not hold any OREO for profit purposes and all other real estate is actively marketed for sale. In most cases, management has determined that additional write-downs are required beyond what is calculable from the appraisal to carry the property at levels that would attract buyers. Because this additional write-down is not based on observable inputs, management has determined that OREO should be classified as Level 3.

Assets Held For Sale—The fair value of assets held for sale is determined in the same manner as OREO noted above.

Derivative Financial Instruments—The Company has entered into derivative financial instruments to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis, performed by an independent third party, reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the derivatives is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves derived from observable market interest rate curves).

Deposits—The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Securities Sold Under Agreements to Repurchase—The carrying amount of securities sold under agreements to repurchase approximates fair value and is classified as Level 1. The carrying amount of variable rate other borrowings approximates fair value and is classified as Level 1. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar borrowing arrangements and is classified as Level 2.

Other borrowings—The fair value of the Company’s trust preferred securities is based on discounted cash flows using rates for securities with similar terms and remaining maturities and are classified as Level 2.

Off Balance Sheet-Instruments—Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

The following table presents the fair value measurements of certain assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands):

	Recurring Basis Fair Value Measurements
	September 30, 2018
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State. county, and municipal securities	$22,759	$—	$22,759	$—
Mortgage-backed securities	304,045	—	304,045	—
Mutual funds	1,994	1,994
Corporate debt securities	25,802	—	25,802	—
Derivative assets	$1,513	$—	$1,513	$—
Total recurring assets at fair value	$356,113	$1,994	$354,119	$—

	Recurring Basis Fair Value Measurements
	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State, county, and municipal securities	$22,809	$—	$22,809	$—
Mortgage-backed securities	259,519	—	259,519	—
Mutual funds	2,061	2,061	—	—
Corporate debt securities	24,802	—	24,802	—
Derivative assets	$1,078	$—	$1,078	$—
Total recurring assets at fair value	$310,269	$2,061	$308,208	$—

The following table presents the fair value measurements of certain assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands):

	Nonrecurring Basis Fair Value Measurements
	September 30, 2018
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans	$10,611	$—	$—	$10,611
Other real estate	1,022	—	—	1,022
Assets held for sale	1,372	—	1,372	—
Total nonrecurring assets at fair value	$13,005	$—	$1,372	$11,633
	Nonrecurring Basis Fair Value Measurements
	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans	$10,227	$—	$—	$10,227
Loans held for sale	15,737	—	15,737	—
Other real estate	2,001	—	—	2,001
Assets held for sale	3,572	—	3,572	—
Total nonrecurring assets at fair value	$31,537	$—	$19,309	$12,228
The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2018 and the year ended December 31, 2017, there was not a change in the methods and significant assumptions used to estimate fair value for assets carried at fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets (dollars in thousands):

	Fair Value at
Description	September 30, 2018	Technique	Unobservable Inputs
Impaired loans	$10,611	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	1,022	Third party appraisals	Collateral discounts and estimated costs to sell

	Fair Value at
Description	December 31, 2017	Technique	Unobservable Inputs
Impaired loans	$10,227	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	2,001	Third party appraisals	Collateral discounts and estimated costs to sell

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows. The methods used to estimate the fair value of financial instruments at December 31, 2017 approximated an entry price. In accordance with the adoption of ASU 2016-01, the methods utilized to estimate the fair value of financial instruments at June 30, 2018 represent an approximation of exit price; however, an actual price derived in an active market may differ.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at September 30, 2018 and December 31, 2017 (dollars in thousands):

	Fair Value Measurements
	September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$302,888	$302,888	$—	$—
Available-for-sale securities	352,606		352,606
Securities held-to-maturity	64,893	—	63,581	—
Other investments	16,508	16,508	—	—
Loans, net	938,293	—	—	938,603
Cash surrender value of life insurance	15,071	—	15,071	—
Financial liabilities:
Non-interest-bearing deposits	425,696	—	425,696	—
Interest-bearing deposits	1,083,433	—	981,921	—
Securities sold under agreements to repurchase	13,676	13,676	—	—
FHLB borrowings	27,506	—	27,506	—
Other borrowings	22,167	—	22,167	—

	Fair Value Measurements
	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$152,964	$152,964	$—	$—
Available-for-sale securities	309,191	2,061	307,130
Securities held-to-maturity	81,052	—	80,920	—
Other investments	12,214	12,214	—	—
Loans, net	1,156,538	—	—	1,160,614
Cash surrender value of life insurance	14,896	—	14,896	—
Financial liabilities:
Non-interest-bearing deposits	416,547	—	416,547	—
Interest-bearing deposits	1,063,142	—	881,139	179,910
Securities sold under agreements to repurchase	67,133	67,133	—	—
FHLB borrowings	50,021	—	50,021	—
Other borrowings	22,167	—	22,167	—

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

Forward-Looking Statements

Certain statements included in this report are "forward-looking statements" within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

•	increases in competitive pressure in the banking and financial services industries;

•	increased competition for deposits and loans which could affect compositions, rates and terms;

•	changes in the levels of prepayments received on loans and investment securities that adversely affect the yield and value of the earning assets;

•	our ability to successfully implement and manage our strategic initiatives;

•
costs and expenses associated with our strategic initiatives and regulatory remediation efforts and possible changes in the size and components of the expected costs and charges associated with our strategic initiatives and regulatory remediation efforts;

•	our ability to realize the anticipated benefits and cost savings from our strategic initiatives within the anticipated time frame, if at all;

•	the ability of the Company to comply with the terms of the formal agreement and Consent Order with the Office of the Comptroller of the Currency;

•	risk of noncompliance with and further enforcement actions regarding the Bank Secrecy Act and other anti-money laundering statues and regulations;

•	credit losses due to loan concentration, particularly our energy lending and commercial real estate portfolios;

•	a deviation in actual experience from the underlying assumptions used to determine and establish our allowance for loan losses (“ALL”), which could result in greater than expected loan losses;

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2017 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2017 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations

For the Three Months Ended September 30, 2018 and 2017

Net loss available to common shareholders totaled $5.7 million, or $0.34 per share, for the three months ended September 30, 2018, compared to net income available to common shareholders of $856,000, or $0.05 per share, for the three months ended September 30, 2017. Regulatory remediation costs, after tax, totaled $4.3 million and $556,000 for the three months ended September 30, 2018 and 2017, respectively. The remediation expenses increased substantially during 2018 as a result of having a full year of expenses which consisted primarily of $5.0 million in consulting costs and $400,000 in other outsourcing and legal costs. Comparatively, included in the three months ended September 30, 2017 were $903,000 in branch closure expense. Excluding these non-operating expenses, diluted earnings for the third quarter of 2018 were a loss of $1.4 million, or $0.08 per diluted share, compared to income of $2.0 million, of $0.12 per diluted share for the third quarter of 2017.

Fully taxable-equivalent ("FTE") net interest income was $16.5 million for the third quarter of 2018, a $2.5 million decrease compared to $19.0 million for the third quarter of 2017. Our annualized net interest margin, on a FTE basis, decreased 27 basis points in prior year quarterly comparison, from 4.20% for the third quarter of 2017 to 3.93% for the third quarter of 2018. Net interest income decreased $2.3 million in quarterly comparison, resulting from a $1.9 million decrease in interest income and a $404,000 increase in interest expense.

Excluding non-operating expenses of $5.5 million for the third quarter of 2018 and $1.8 million for the third quarter of 2017, noninterest expenses increased $2.0 million in quarterly comparison due to a $2.0 million increase in legal and professional expenses. The provision for loan losses was unchanged in quarterly comparison. A $1.4 million income tax benefit was reported for the third quarter of 2018, compared to a $574,000 income tax expense reported in the third quarter of 2017.

Dividends on preferred stock totaled $810,000 for the three months ended September 30, 2018 and 2017, respectively. Dividends on the Series B Preferred Stock were $720,000 for the third quarters of 2018 and 2017, respectively. Dividends on the Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation (“PSB”) totaled $90,000 for the three months ended September 30, 2018 and 2017, respectively.

For the Nine Months Ended September 30, 2018 and 2017

We reported a net loss available to common shareholders of $7.6 million, or $0.46 per diluted share, for the nine months ended September 30, 2018, compared to net loss available to common shareholders of $3.7 million, or $0.28 per diluted share, for the nine months ended September 30, 2017. The first nine months of 2018 included non-operating expenses totaling $15.8 million which consisted of $14.7 million of regulatory remediation costs, a $879,000 loss on the transfer of loans held for sale, $100,000 on fees related to the bulk loan sale, and a $145,000 one-time charge related to discontinued branch projects. Excluding these non-operating expenses, the operating earnings per share for the first nine months of 2018 was $0.29.

FTE net interest income was $51.0 million for the nine months ended September 30, 2018, a $4.7 million decrease compared to $55.7 million for the nine months ended September 30, 2017. Our annualized net interest margin, on a FTE basis, was 4.00% for the nine months ended September 30, 2018, compared to 4.19% for the same period in 2017. Net interest income decreased $4.4 million in year-over-year comparison and consisted primarily of a $3.5 million decrease in interest income and an $868,000 increase in interest expense.

Excluding non-operating expenses of $15.8 million for the nine months ended September 30, 2018 and $4.1 million for the nine months ended September 30, 2017, noninterest expenses increased $1.4 million in year-over-year comparison and consisted primarily of increases of $3.3 million in legal and professional fees and $0.8 million in other expenses, offset by $2.2 million in occupancy expenses. The provision for loan losses decreased $14.9 million in year-over-year comparison, from $19.6 million for the nine months ended September 30, 2017 to $4.7 million for the nine months ended September 30, 2018. A $1.6 million income tax benefit was reported for the first nine months of 2018, compared to income tax benefit of $2.1 million for the first nine months of 2017.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 3.93% and 4.20% for the three months ended September 30, 2018 and 2017, respectively.   Tables 1 and 2 below analyze the changes in net interest income in the three months ended September 30, 2018 and 2017.

FTE net interest income decreased $2.5 million in prior year quarterly comparison. Interest income on loans decreased $2.7 million due to a decrease in the average balance of loans of $234.1 million in prior year quarterly comparison. The average yield on loans increased 24 basis points in prior year quarterly comparison, from 5.48% to 5.72%.

FTE interest income on investments decreased $333,000 in prior year quarterly comparison. The average volume of investment securities decreased $37.4 million during the three months ended September 30, 2018 compared to same period in 2017 and the average tax equivalent yield on investment securities decreased 9 basis points, from 2.65% to 2.56%.

The average yield on all earning assets decreased 15 basis points in prior year quarterly comparison, from 4.55% for the third quarter of 2017 to 4.40% for the third quarter of 2018.

Interest expense increased $404,000 in quarterly comparison. The increase in interest is primarily a result of a $508,000 increase in interest expense on deposits and a $59,000 increase in interest expense on Trust Preferred Securities ("TruPs"), which were partially offset by a $132,000 decrease in interest expense on repurchase agreements.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin decreased 27 basis points to 3.93% as of September 30, 2018 compared to the same period in 2017.

FTE net interest income for the nine months ended September 30, 2018 decreased $4.8 million primarily due to a $4.7 million decline in interest income on loans. Loans decreased $165.0 million during the year, resulting in a yield increase of 29 basis points, from 5.30% to 5.59%. Interest income on investment securities decreased $1.4 million. The average volume of investment securities decreased $52.4 million in year-over-year comparison, and the average yield on investment securities decreased 12 basis points for the same period. Interest income from interest bearing deposits in other banks increased $2.2 million with average volume of interest bearing deposits in other banks up $132.1 million and an increase in average yields to 1.85% up 74 basis points in year-over-year comparison. The average yield on earning assets decreased 4 basis points in year-over-year comparison, from 4.47% at September 30, 2017 to 4.43% at September 30, 2018.
Interest expense increased $0.9 million in year-over-year comparison. Increases in interest expense included a $1.2 million increase in interest expense on deposits partially offset by an $0.5 million decrease in interest expense on repurchase agreements. The average rate paid on interest-bearing liabilities was 0.62% for the nine months ended September 30, 2018, compared to 0.47% for the nine months ended September 30, 2017. The FTE net interest margin decreased 19 basis points, from 4.19% for the nine months ended September 30, 2017 to 4.00% for the nine months ended September 30, 2018.

Table 1 Average Balances, Net Interest Income and Yields/Rates (dollars in thousands)
	Three Months Ended September 30,
	2018			2017
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
Assets
Investment securities[1]
Taxable	$347,205	$2,156	2.48%	$372,648	$2,276	2.44%
Tax exempt[2]	43,151	345	3.20%	55,129	558	4.05%
Total investment securities	390,356	2,501	2.56%	427,777	2,834	2.65%
Federal funds sold	7,250	32	1.77%	4,319	13	1.18%
Time and interest bearing deposits in other banks	250,349	1,279	2.04%	94,675	305	1.26%
Other investments	15,640	106	2.72%	12,098	93	3.07%
Total loans[3]	1,020,834	14,590	5.72%	1,254,885	17,329	5.48%
Total earning assets	1,684,429	18,508	4.40%	1,793,754	20,574	4.55%
Nonearning assets	146,405			160,589
Total assets	$1,830,834			$1,954,343

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,083,404	$1,602	0.59%	$1,118,593	$1,094	0.39%
Securities sold under repurchase agreements	14,641	16	0.45%	75,654	149	0.78%
FHLB borrowings	29,139	81	1.11%	31,677	111	1.37%
Other borrowings	22,167	271	4.88%	22,167	212	3.74%
Total interest bearing liabilities	1,149,351	1,970	0.69%	1,248,091	1,566	0.50%
Demand deposits	420,124			428,244
Other liabilities	11,362			8,973
Shareholders’ equity	249,997			269,035
Total liabilities and shareholders’ equity	$1,830,834			$1,954,343

Net interest income and net interest spread		$16,538	3.71%		$19,008	4.05%
Net interest margin			3.93%			4.20%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.
Reflects taxable-equivalent adjustments using the federal statutory rate of 21% and 35% as of September 30, 2018 and September 30, 2017, respectively, in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $70,000 for 2018 and $190,000 for 2017 for the quarter ended.

3.	Interest income includes loan fees of $686,000 for 2018 and $1.0 million for 2017. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 2 Average Balances, Net Interest Income and Yields/Rates (dollars in thousands)
	Nine Months Ended September 30,
	2018			2017
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
Assets
Investment securities[1]
Taxable	$339,923	$6,296	2.47%	$380,697	$7,019	2.46%
Tax exempt[2]	45,826	1,096	3.19%	57,436	1,760	4.09%
Total investment securities	385,749	7,392	2.55%	438,133	8,779	2.67%
Federal funds sold	5,754	71	1.64%	3,823	28	0.97%
Time and interest bearing deposits in other banks	195,286	2,706	1.85%	64,124	540	1.11%
Other investments	15,118	285	2.51%	11,651	255	2.92%
Total loans[3]	1,096,117	45,948	5.59%	1,261,096	50,682	5.30%
Total earning assets	1,698,024	56,402	4.43%	1,778,827	60,284	4.47%
Nonearning assets	152,472			158,103
Total assets	$1,850,496			$1,936,930

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,080,922	$4,249	0.52%	$1,133,020	$3,002	0.35%
Securities sold under repurchase agreements	26,902	82	0.41%	86,282	619	0.95%
FHLB borrowings	35,096	330	1.26%	27,459	290	4.13%
Other borrowings	22,167	750	4.51%	22,167	632	3.76%
Total interest bearing liabilities	1,165,087	5,411	0.62%	1,268,928	4,543	0.47%
Demand deposits	423,692			422,656
Other liabilities	9,588			7,218
Shareholders’ equity	252,129			238,128
Total liabilities and shareholders’ equity	$1,850,496			$1,936,930

Net interest income and net interest spread		$50,991	3.81%		$55,741	4.00%
Net interest margin			4.00%			4.19%

1.	Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.

2.
Reflects year-to-date taxable-equivalent adjustments using the federal statutory rate of 21% and 35% as of September 30, 2018 and September 30, 2017, respectively, in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $230,000 for 2018 and $616,000 for 2017.

3.	Interest income includes loan fees of $2.8 million for 2018 and $2.6 million for 2017. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

Table 3 Rate/Volume Analysis on a Taxable Equivalent Basis (dollars in thousands)
	Three Months Ended September 30, 2018 vs. 2017			Nine Months Ended September 30, 2018 vs. 2017
	Change Attributable to			Change Attributable to
	Rate	Volume	Change(1)	Rate	Volume	Change(1)
Interest Income:
Investment securities	$(68)	$(265)	$(333)	$(314)	$(1,073)	$(1,387)
Federal funds sold	4	15	19	25	18	43
Time and interest bearing deposits in other banks	419	555	974	522	1,644	2,166
Other investments	2	11	13	(39)	69	30
Loans, including fees	(810)	(1,929)	(2,739)	2,092	(6,826)	(4,734)
Total interest income	(453)	(1,613)	(2,066)	2,286	(6,168)	$(3,882)

Interest Expense:
Deposits	911	(403)	508	1,390	(143)	1,247
Securities sold under repurchase agreements	(40)	(93)	(133)	(246)	(291)	(537)
FHLB advances	(58)	28	(30)	26	14	40
Other borrowings	105	(46)	59	118	—	118
Total interest expense	918	(514)	404	1,288	(420)	868
Net interest income	$(1,371)	$(1,099)	$(2,470)	$998	$(5,748)	$(4,750)
(1) Amounts shown as increase (decrease) due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Non-interest Income

Total non-interest income was $5.1 million for the three months ended September 30, 2018, compared to $5.5 million for the same period in 2017. For the nine months ended September 30, 2018, non-interest income was $14.8 million, compared to $15.8 million for the same period in 2017.

The following table presents the components of non-interest income for the three and nine-month periods ended September 30, 2018 and 2017 (dollars in thousands):

Table 4 Non-Interest Income (dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service charges on deposit accounts	$2,159	$2,463	$6,430	$7,339
ATM and debit card income	1,796	1,687	5,457	5,156
Gain on sales of securities, net	—	338	—	347
Loss on equity securities, other investments	(16)	—	(66)	—
Other	1,151	998	2,981	2,911
Total non-interest income	$5,090	$5,486	$14,802	$15,753

Non-interest income decreased approximately $400,000 in quarterly comparison, from $5.5 million for the three months ended September 30, 2017 to $5.1 million for the three months ended September 30, 2018. The decrease is primarily due to a decline in service charges on deposit accounts of approximately $304,000.

Non-interest income decreased approximately $900,000 in year-to-date comparison, from $15.8 million for the nine months ended September 30, 2017 to $14.8 million for the nine months ended September 30, 2018. The decline in non-interest income is a direct impact of the decline in service charges on deposit accounts during the year of $904,000.

Non-interest Expense

Total non-interest expense was $23.5 million and $67.7 million for the three and nine months ended September 30, 2018, compared to $17.8 million and $54.6 million for the three and nine months ended September 30, 2017.

The following table presents the components of non-interest expense for the three and nine-month periods ended September 30, 2018 and 2017.

Table 5 Non-Interest Expense (dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Salaries and employee benefits	$7,762	$7,849	$23,398	$25,989
Occupancy expense	3,077	3,711	9,315	11,524
ATM and debit card	653	654	1,876	2,088
Legal and professional fees	2,543	548	5,425	2,127
FDIC insurance	360	448	1,296	1,275
Data processing	730	640	2,061	1,928
Regulatory remediation costs (non-operating)	5,502	856	14,658	856
Other non-interest expense	2,900	3,053	9,644	8,806
Total non-interest expense	$23,527	$17,759	$67,673	$54,593

Regulatory remediation expense increased $4.6 million and $13.8 million for the three and nine months ended September 30, 2018, respectively, from the same periods in 2017. The increase is related to consulting and outsourcing costs for assistance with addressing and complying with the terms of the written regulatory order.

Legal and professional fees increased $2.0 million and $3.3 million for the three and nine months ended September 30, 2018, respectively, from the same periods in 2017. The increase is primarily related to an increase in services, both legal and professional, which are also a direct result of management's initiative to address and comply with the terms of the written regulatory order.

Salaries and employee benefits expense decreased $87,000 and $2.6 million for the three and nine months ended September 30, 2018, respectively, from the same periods in 2017. Salaries and employee benefits expense has continued to decline period over period due to efficiencies in the employee base and a reduction of employees due to branch closures and divestitures.

Occupancy expense decreased $634,000 and $2.2 million for the three and nine months ended September 30, 2018, respectively, from the same period in 2017. The decrease in occupancy expense is related to ongoing efficiency impacts related to prior period branch closures.

Balance Sheet Review

At September 30, 2018, we had total assets of approximately $1.8 billion, consisting principally of $0.9 billion in net loans, $417.5 million in investment securities and $302.9 million in cash and cash equivalents. Our liabilities at September 30, 2018 totaled $1.6 billion, consisting primarily of $1.5 billion in deposits. At September 30, 2018, our shareholders' equity was $0.2 billion.

At December 31, 2017, we had total assets of approximately $1.9 billion, consisting principally of $1.2 billion in net loans, $390.2 million in investment securities and $153.0 million in cash and cash equivalents. Our liabilities at December 31, 2017 totaled $1.6 billion, consisting primarily of $1.5 billion in deposits. At December 31, 2017, our shareholders' equity was $0.3 billion.

Investment securities totaled $417.5 million, or 22.9% of total assets at September 30, 2018, versus $390.2 million, or 20.7% of total assets at December 31, 2017. The investment portfolio had an effective duration of 3.59 years and a net unrealized loss of $8.2 million at September 30, 2018.

Table 6 Composition of Loans (dollars in thousands)
	September 30, 2018	December 31, 2017
Commercial, financial, and agricultural	$295,802	$435,207
Real estate – construction	90,444	90,287
Real estate – commercial	394,416	454,051
Real estate – residential	136,151	146,751
Installment loans to individuals	45,338	56,398
Lease financing receivable	592	732
Total loans	$962,743	$1,183,426
Less allowance for loan losses	(24,450)	(26,888)
Net loans	$938,293	$1,156,538

Our energy-related loan portfolio at September 30, 2018 totaled $128.1 million, or 13.3% of total loans, down from $179.7 million, or 15.2% of total loans at December 31, 2017.  The majority of MidSouth’s energy lending is focused on oil field service companies.  Of the 265 total relationships in our energy-related loan portfolio, 35 relationships totaling $37.6 million were classified, with $24.3 million on nonaccrual status at September 30, 2018. At September 30, 2018, specific reserves for potential energy-related loan losses approximated 8.3% of energy loans.

Within the $394.4 million commercial real estate portfolio, $389.6 million is secured by commercial property, $19.3 million is secured by multi-family property, and $5.6 million is secured by farmland.  Of the $389.6 million secured by commercial property, $251.2 million, or 64.5%, is owner-occupied.  Of the $136.2 million residential real estate portfolio, 77.3% represented loans secured by first liens.

Assets held for sale totaled $1.4 million at September 30, 2018 compared to $4.0 million at December 31, 2017. During the latter half of 2017 and the beginning of 2018 several former branch buildings were closed and subsequently sold during the second and third quarters of 2018 which was the driver for the decline in assets held for sale during the nine months ended September 30, 2018.

Total deposits at September 30, 2018 increased $29.4 million to $1.5 billion when compared to December 31, 2017. Our stable core deposit base, which excludes time deposits, totaled $1.3 billion or 87.7% of total deposits at both September 30, 2018 and December 31, 2017.

FHLB borrowings totaled $27.5 million at September 30, 2018, compared to $50.0 million at December 31, 2017.  The decrease in total advances outstanding was the result of the FHLB terminating an advance and as well as overall strategy to reduce outstanding debt obligations.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended September 30, 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is available through four sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, borrowing lines with correspondent banks and brokered deposits. Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $19.2 million in projected cash flows from securities repayments for the remainder of 2018 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of September 30, 2018, we had no borrowings with the FRB-Atlanta. FHLB advances totaled $27.5 million at September 30, 2018 and consisted of two advances on existing swap contracts. Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $289.9 million at September 30, 2018.  The Bank has the ability to post additional collateral of approximately $227.4 million if necessary to meet liquidity needs.  Additionally, $138.6 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $30.0 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the $32.0 million of Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 9.0% for the three month period ended September 30, 2018.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  As of September 30, 2018, there were 89,725 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $90,000 for the three months ended September 30, 2018.

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

Due to the loss reported for year ended December 31, 2017, we currently do not have the ability to approve dividends from the Bank to the Company without prior approval from the OCC.  As of September 30, 2018, the Company had $46.5 million of cash to fund general corporate obligations. The Company also renewed a $100.0 million Universal Shelf Registration during the third quarter of 2018.

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

At September 30, 2018, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio (total risk-based capital to risk-weighted assets) of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  However, effective July 19, 2017, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 leverage ratio of at least 8%, and a total risk-based capital ratio of at least 12%. The Bank had a Tier 1 leverage capital ratio of 9.94% and a total risk-based capital ratio of 16.40% at September 30, 2018. As of September 30, 2018, the Company’s Tier 1 leverage ratio was 12.53%, Tier 1 capital to risk-weighted assets was 19.09%, total capital to risk-weighted assets was 20.35% and common equity Tier 1 capital to risk-weighted assets was 13.78%.

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

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At September 30, 2018, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy-related) industry, including related service and manufacturing industries, totaled approximately $128.1 million, or 13.3% of total loans.  Of the 265 credit relationships in the energy-related loan portfolio, 35 relationships totaling $37.6 million were classified with $24.3 million on nonaccrual status at September 30, 2018.

The federal banking agencies, including the OCC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital. Owner occupied loans are excluded from this second category. We monitor our exposure to each of these segments to ensure the concentration in consistent with our risk tolerance.  At September 30, 2018, loans for construction, land development and other land totaled approximately $90.4 million, or 46.9% of our bank's risk-based capital. Loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land totaled approximately $295.8 million at September 30, 2018, or 153% of our bank's risk-based capital. Additional information regarding credit quality by loan classification is provided in Note 4 – Credit Quality of Loans and Allowance for Loan Losses and Note 9 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

The following table sets forth the Company's nonperforming assets for the periods indicated:

Table 7 Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing (dollars in thousands)
	September 30, 2018	December 31, 2017	September 30, 2017
Nonaccrual loans	$51,476	$49,278	$51,289
Loans past due 90 days and over and still accruing	7	728	402
Total nonperforming loans	51,483	50,006	51,691
Nonperforming loans held for sale	—	5,067	—
Other real estate	1,022	2,001	1,931
Other foreclosed assets	—	192	234
Total nonperforming assets	$52,505	$57,266	$53,856

Troubled debt restructurings, accruing	$896	$1,360	$1,557

Nonperforming assets to total assets	2.88%	3.04%	2.77%
Nonperforming assets to total loans + ORE + other assets repossessed	5.45%	4.83%	4.35%
ALL to nonperforming loans	47.49%	53.77%	48.47%
ALL to total loans	2.54%	2.27%	2.03%

QTD charge-offs	$4,339	$8,931	$4,381
QTD recoveries	974	166	460
QTD net charge-offs	$3,365	$8,765	$3,921
Annualized net charge-offs to total loans	1.40%	2.94%	1.26%

Nonperforming assets totaled $52.5 million at September 30, 2018, a decrease of $4.8 million and $1.4 million from December 31, 2017 and September 30, 2017 reported amounts, respectively.  The decrease since December 31, 2017 is primarily attributable to $46.1 million of loans placed on non-accrual during the period. This increase was partially offset by the payoffs/paydowns of $20.7 million of non-accrual loans and the decrease of $4.3 million in nonperforming loans held for sale.

Allowance coverage for nonperforming loans was 47.49% at September 30, 2018 compared to 53.77% at December 31, 2017 and 48.47% at September 30, 2017.  The ALL/total loans ratio was 2.54% at September 30, 2018, compared to 2.27% at year-end 2017 and 2.03% at September 30, 2017.  The ratio of annualized net charge-offs to total loans was 1.40% for the three months ended September 30, 2018, compared to 2.94% for the three months ended December 31, 2017, and 1.26% for the three months ended September 30, 2017.

Total nonperforming assets to total loans plus ORE and other assets repossessed increased to 5.45% at September 30, 2018 from 4.83% at December 31, 2017 and 4.35% at September 30, 2017.  Performing troubled debt restructurings (“TDRs”) totaled $0.9 billion at September 30, 2018, compared to $1.4 million at December 31, 2017 and $1.6 million at September 30, 2017.  Classified assets, including ORE, were $91.4 million at September 30, 2018 compared to $118.2 million at December 31, 2017. Additional information regarding impaired loans is included in Note 3 – Credit Quality of Loans and Allowance for Loan Losses and Note 8 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $24.5 million in the ALL as of September 30, 2018 is sufficient to cover probable losses in the loan portfolio.

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

Non-GAAP Financial Measures

Certain financial information included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations is determined by methods other than in accordance with GAAP. Table 8 below presents a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures. These non-GAAP financial measures include “core net interest income”, “core net interest margin”, "diluted earnings per share, operating" and "operating earnings available to common shareholders". “Core net interest income” is defined as net interest income excluding net purchase accounting adjustments. “Core net interest margin” is defined as core net interest income expressed as a percentage of average earnings assets. "Diluted earnings per share, operating" is defined as net earnings available to common shareholders adjusted for specified one-time items divided by diluted weighted-average shares. "Operating earnings available to common shareholders" is defined as net earnings available to common shareholders adjusted for specified one-time items.
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

Table 8 Reconciliation of Non-GAAP Financial Measures (dollars in thousands except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Adjusted Net Income

Net (loss)income available to common shareholders'	$(5,708)	$856	$(7,637)	$(3,689)
Adjustment items:
Regulatory remediation costs	5,502	856	14,658	856
Loans held for sale expense	4	—	979	570
Severance and retention expenses	—	—	—	1,341
Branch closure expenses	—	903	145	1,368
Tax effect adjustments	(1,156)	(616)	(3,314)	(1,447)
Diluted earnings (loss) per share, operating	$(1,358)	$1,999	$4,831	$(1,001)

Weighted average number of shares - diluted	16,557,793	16,395,740	16,530,852	13,314,469
Net income per diluted share	$(0.34)	$0.05	$(0.46)	$(0.28)
Adjusted net income per diluted share	$(0.08)	$0.12	$0.29	$(0.08)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to disclosures impacting market risk from those disclosed under the heading "Funding Sources-Interest Rate Sensitivity" in our 2017 Annual Report on Form 10-K. The reader should reference our 2017 Annual Report on Form 10-K for the full disclosure over quantitative and qualitative market risk.

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

During the third quarter of 2018, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors.

The Office of the Comptroller of the Currency has issued a Consent Order with respect to our Bank Secrecy Act compliance. Failure to comply with the Consent Order could result in additional regulatory action.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program (“BSA/AML Program”) and file suspicious activity and currency transaction reports as appropriate. On October 25, 2018, MidSouth Bank, N.A. (the “Bank”), the wholly owned subsidiary of the Company, entered into a Stipulation to the Issuance of a Consent Order with the Office of the Comptroller of the Currency (“OCC”), consenting to the issuance of a consent order (the “Consent Order”) relating to weaknesses in the Bank’s BSA/AML Program. The Consent Order is expected to result in additional compliance expenses for the Bank. Issuance of the Consent Order does not preclude further enforcement actions with respect to the Bank’s BSA/AML Program, including the possible imposition of fines, sanctions, and/or restrictions on the activities of the Bank. Failure to comply with the Consent Order could subject us to additional expense and result in these additional regulatory enforcement actions or enforcement of the Consent Order through court proceedings. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended September 30, 2018.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*
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

Date: November 9, 2018
/s/ James R. McLemore
James R. McLemore, President and CEO
(Principal Executive Officer)

/s/ Lorraine D. Miller
Lorraine D. Miller, CFO
(Principal Financial Officer and Principal Accounting Officer)