Form 10-K
period 2018-12-31
MIDSOUTH BANCORP INC
filed 2019-03-18
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Large accelerated ☐	Accelerated ☑	Nonaccelerated ☐	Smaller reporting ☑	Emerging growth ☐
filer	filer	filer	company	company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes  ☐   No   ☑
The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant at June 29, 2018 was approximately $220,299,932 based upon the closing market price per share of the registrant’s common stock as reported on

The New York Stock Exchange, Inc. as of such date.  As of February 28, 2019, there were 16,714,171 outstanding shares of MidSouth Bancorp, Inc. common stock par value $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

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

•	our ability to realize the anticipated benefits and cost savings from our strategic initiatives within the anticipated time frame, if at all;

•	the ability of the Company to comply with the terms of the formal agreement and the consent order with the Office of the Comptroller of the Currency;

•	risk of noncompliance with and further enforcement actions regarding the Bank Secrecy Act and other anti-money laundering statues and regulations;

•	credit losses due to loan concentration, particularly our energy lending and commercial real estate portfolios;

•
a deviation in actual experience from the underlying assumptions used to determine and establish our allowance for loan and lease losses (“ALLL”), which could result in greater than expected loan losses;

•
the adequacy of the level of our ALLL and the amount of loan loss provisions required in future periods including the impact of implementation of the new CECL (current expected credit loss) methodology;

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

•	the ability to acquire, operate, and maintain effective and efficient operating systems;

•	the identified material weaknesses in our internal control over financial reporting;

•	increased asset levels and changes in the composition of assets that would impact capital levels and regulatory capital ratios;

•	loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;

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

Part I

ITEM 1. BUSINESS

Overview

The Company was incorporated in 1984 as a Louisiana corporation and is a registered bank holding company headquartered in Lafayette, Louisiana.  Its operations have been conducted primarily through its wholly owned bank subsidiary MidSouth Bank, N.A.  The Bank, a national banking association, was chartered and commenced operations in 1985.  As of December 31, 2018, the Bank operated through a network of 42 offices located in Louisiana and Texas.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or similar references, mean MidSouth Bancorp, Inc. and our subsidiaries, including our banking subsidiary, MidSouth Bank, N.A., on a consolidated basis.  References to “MidSouth Bank” or the “Bank” mean our wholly owned banking subsidiary, MidSouth Bank, N.A.

Products and Services

The Bank is community oriented and focuses primarily on offering commercial and consumer loan and deposit services to small and middle market businesses, their owners and employees, and other individuals in our markets.  Our community banking philosophy emphasizes personalized service and building broad customer relationships.  Deposit products and services offered by the Bank include interest-bearing and noninterest-bearing checking accounts, investment accounts, cash management services, and electronic banking services, including remote deposit capture services, internet banking, and debit and credit cards.  Most of the Bank’s deposit accounts are FDIC-insured up to the maximum allowed, and the Bank customers have access to a world-wide ATM network of more than 55,000 surcharge-free ATMs.

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

Markets

We operate in Louisiana and central and east Texas along the Interstate 10, Interstate 49, Highway 90, Interstate 45, Interstate 20 and Interstate 35 corridors.  As of December 31, 2018, our market area in Louisiana included 32 offices and is bound by Lafourche Parish to the south, East Baton Rouge Parish to the east, Caddo Parish to the north and Calcasieu Parish to the west.  Our market areas in Texas include 10 offices located in Beaumont, College Station, Conroe, Dallas, Greenville, Houston, Mesquite, Rockwall, and Tyler. For additional information regarding our properties, see Item 2 – Properties of this Report.

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

Employees

As of December 31, 2018, the Bank employed approximately 474 full-time equivalent employees.  The Company had no employees who are not also employees of the Bank.  Through the Bank, employees receive customary employee benefits, which include an employee stock ownership plan; a 401(K) plan; and life, health and disability insurance plans.  Our directors, officers, and employees are important to the success of the Company and play a key role in business development by actively participating in the communities served by the Company.  The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.

Available Information

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

Regulatory Matters
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

On October 25, 2018, the Bank entered into a Stipulation to the Issuance of a Consent Order with the OCC, consenting to the issuance of a consent order (the “Consent Order”) relating to weaknesses in the Bank’s Bank Secrecy Act and Anti-Money Laundering (collectively “BSA”) compliance program. In consenting to the issuance of the Consent Order, the Bank did not admit or deny any charges of unsafe or unsound banking practices related to the BSA compliance program.

Under the terms of the Consent Order the Bank and/or its Board of Directors is required to take certain actions which include, but are not limited to: (1) creation of a subcommittee of the Board of Directors of the Bank to monitor and coordinate the Bank’s adherence to the provisions of the Consent Order; (2) appointment of a qualified BSA Officer; (3) assessment of the Bank’s personnel and training needs to ensure that an adequate number of qualified staff have been retained for the Bank’s BSA Department; (4) ensure the Bank’s adherence to a written program of policies and procedures to provide for BSA compliance and the appropriate identification and monitoring of transactions that pose greater than normal risk for BSA compliance; (5) development and implementation of a customer due diligence program to enhance customer due diligence and risk assessment processes; (6) revision of the Bank’s program for monitoring and reporting suspicious activity; and (7) implementation of a comprehensive training program for employees and directors to ensure their awareness of their responsibility for compliance with (a) the requirements of the BSA and the Office of Foreign Assets Control, (b) the Bank’s relevant policies, procedures, and processes, and (c) relevant examples of red flags for money laundering, terrorist financing, and suspicious activity.

The Consent Order does not require the Bank to pay any civil money penalty or require additional capital. The Consent Order will remain in effect and be enforceable until it is modified, terminated, suspended or set aside by the OCC. Issuance of the Consent Order does not preclude further government action with respect to the Bank’s BSA program, including the imposition of fines, sanctions, additional expenses and compliance cost, and/or restrictions on the activities of the Bank.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion as well as for larger banks with assets above $50 billion. In addition, the EGRRCPA included regulatory relief for community banks regarding regulatory examination cycles, call reports, application of the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, qualified mortgages, and risk weights for certain high-risk commercial real estate loans. However, federal banking regulators retain broad discretion to impose additional regulatory requirements on banking organizations based on safety and soundness and U.S. financial system stability considerations.

The Company and the Bank continue to experience ongoing regulatory reform. These regulatory changes could have a significant effect on how the Company and the Bank conduct business. The specific implications of the Dodd-Frank Act, the EGRRCPA, and other potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are to be adopted in the future. Certain aspects of the Dodd-Frank Act and the EGRRCPA are discussed in more detail below.

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

We elected to become a financial holding company in November 2012. However, related to the regulatory issues discussed above under “Regulatory Matters,” we decertified as a financial holding company in November 2017. We remain a bank holding company under the Federal Bank Holding Company Act.

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

The Basel III Final Rules were effective on January 1, 2015. The Basel III Final Rules' capital conservation buffer (as described below) became fully phased in effective January 1, 2019.  As a result, banks are required to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, and primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules.  For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  These deductions from and adjustments to regulatory capital are fully phased in as of January 1, 2019.

The Basel III Final Rules also implemented a “countercyclical capital buffer,” generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer is a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% (potentially resulting in total buffers of between 2.5% and 5%).

The Basel III Final Rules also implemented a “countercyclical capital buffer,” generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer is a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% (potentially resulting in total buffers of between 2.5% and 5%).

In addition, the OCC has established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 leverage ratio of at least 8%, and a total risk-based capital ratio of at least 12%.

At December 31, 2018, our CET1 to risk-weighted assets ratio was 12.20%, our Tier 1 Capital to risk-weighted assets ratio was 17.79% our Total Capital to risk-weighted assets ratio was 19.04% and our Leverage Ratio was 11.45%. Since our total consolidated assets are below $15 billion, our $21.5 million aggregate principal amount of trust preferred securities issued prior to May 19, 2011, are included in our Tier 1 and Total Capital calculations.

Community Bank Leverage Ratio
As a result of the EGRRCPA, the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. On November 21, 2018, the federal banking agencies invited public comment on their proposal to establish the Community Bank Leverage Ratio framework. Under the proposal, a community banking organization would be eligible to elect the Community Bank Leverage Ratio framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a Community Bank Leverage Ratio greater than 9 percent. A qualifying community banking organization that has chosen the proposed framework would be automatically considered in compliance with the Basel III capital requirements and would be exempt from the complex Basel III risk-based capital calculations. Such a community banking organization would be considered to have met the capital ratio requirements to be “well capitalized” for the federal banking agencies’ Prompt Corrective Action rules provided it has a Community Bank Leverage Ratio greater than 9 percent. Because the proposal has not been finalized and a final rule has not been issued, it is difficult at this time to predict when or how this new capital ratio will ultimately be applied to community banking organizations or to predict the specific impacts of the final rule.

The Volcker Rule
The Dodd-Frank Act required the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  The statutory provision is commonly called the “Volcker Rule."  On December 10, 2013, the Federal Reserve and other federal agencies issued final rules to implement the Volcker Rule. In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (CDOs) backed by trust preferred securities ("TruPS"), effective July 21, 2015.  However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule to exempt CDOs backed by TruPS from the Volker Rule and the final rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO’s offering proceeds were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO investment on or before December 10, 2013.  At December 31, 2018, we did not have any CDOs backed by TruPS.

The EGRRCPA exempted all banks with less than $10 billion in assets (including their holding companies and affiliates) from the Volcker Rule, provided that the institution has total trading assets and liabilities of five percent or less of total assets, subject to certain limited exceptions. In December 2018, the federal banking agencies invited public comment on a proposal to exclude community banks from the application of the Volcker Rule. The Company believes that its financial condition and its operations are not and will not be significantly affected by the Volcker Rule or amendments thereto, including regulations adopted pursuant to the EGRRCPA.

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

At December 31, 2018, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

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

An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranged from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt, including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10% of domestic deposits for insurances not well rated and well capitalized.  As of December 31, 2018, our risk category required a quarterly payment of approximately 8.87 basis points per $100 of assessable deposits.

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

The FDIC has adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Banks with less than $10 billion in total consolidated assets will receive credits to offset the portion of their assessments that help to raise the reserve ratio to 1.35%. When the reserve ratio is at or above 1.38%, the FDIC will automatically apply such a bank’s credits to reduce its regular DIF assessment up to the entire amount of the assessment. On September 30, 2018, the reserve ratio reached 1.36%.

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

Federal Home Loan Bank of Dallas
The Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2018, the Bank owned $3.5 million of FHLB stock.

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

Bank Secrecy Act and Anti-Money Laundering
The Bank is subject to various laws and regulations that attempt to combat money laundering and terrorist financing.  The USA Patriot Act impacts financial institutions in particular through its anti-money laundering and financial transparency laws.  The USA Patriot Act amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control ("OFAC") to establish regulations which, among others, set standards for identifying customers who open an account and promote cooperation with law enforcement agencies and regulators in order to effectively identify parties that may be associated with, or involved in, terrorist activities or money laundering. The Bank Secrecy Act, the USA Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. OFAC, which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC.

Privacy
Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services.

In August 2018, the CFPB published its final rule to update Regulation P pursuant to the amended Gramm-Leach-Bliley Act. Under this rule, certain qualifying financial institutions are not required to provide annual privacy notices to customers. To qualify, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions which do not trigger a customer’s statutory opt-out right. In addition, the financial institution must not have changed its disclosure policies and practices from those disclosed in its most recent privacy notice. The rule sets forth timing requirements for delivery of annual privacy notices in the event that a financial institution that qualified for the annual notice exemption later changes its policies or practices in such a way that it no longer qualifies for the exemption.

Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.  The Bank has established policies and procedures designed to safeguard its customers’ personal financial information and to ensure compliance with applicable privacy laws. Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs, and privacy and reporting obligations may require significant resources of the Company and the Bank, these laws and programs do not materially affect the Bank’s products, services or other business activities.

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

Stress Testing
As required by the Dodd-Frank Act, the federal banking agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies and state chartered banks, with more than $10 billion in total consolidated assets. The EGRRCPA subsequently raised the asset thresholds for company-run stress testing and mandatory stress testing conducted by the Federal Reserve Board to $50 billion and $100 billion, respectively. Although these requirements do not apply to institutions such as the Company and the Bank, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential impact of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Company and the Bank will be expected to consider the institution’s interest rate risk management, commercial real estate concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse outcomes.

Brokered Deposits
Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC is undertaking a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” At this time, it is difficult to predict the impact, if any, of the FDIC’s review of brokered deposit regulations.

Call Reports and Examination Cycle
All institutions, regardless of size, submit a quarterly call report that includes data used by federal banking agencies to monitor the condition, performance, and risk profile of individual institutions and the industry as a whole. The EGRRCPA contained provisions expanding the number of regulated institutions eligible to use streamline call report forms. In November 2018, the federal banking agencies issued a proposal to permit insured depository institutions with total assets of less than $5 billion that do not engage in certain complex or international activities to file the most streamlined version of the quarterly call report, and to reduce data reportable on certain streamlined call report submissions.

In December 2018, consistent with the provisions of the EGRRCPA, the federal banking agencies jointly adopted final rules that permit banks with up to $3 billion in total assets, that received a composite CAMELS rating of “1” or “2,” and that meet certain other criteria (including not having undergone any change in control during the previous 12-month period, and not being subject to a formal enforcement proceeding or order), to qualify for an 18-month on-site examination cycle. Because FRB Atlanta and the OCC have designated the Company and the Bank, respectively, as in “troubled condition,” neither currently qualifies for the EGRRCPA’s shortened examination cycle.

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

Future Regulation
From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company, the Bank, or any of their subsidiaries could have a material effect on their respective businesses.

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

ITEM 1A. RISK FACTORS

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
In recent years, we have faced periods of challenging and uncertain economic conditions, including a significant downturn in the oil and gas industry in our market areas.  A return of recessionary conditions similar to 2008-2009 and/or a deterioration of national or local economic conditions could adversely affect the financial condition and operating performance of financial institutions.  Specifically, declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in levels of non-performing and classified assets and a decline in demand for products and services offered by financial institutions.  While general economic conditions in the markets in which we operate, as well as in the U.S. and worldwide, continued to improve during 2018, there can be no assurance that this improvement will continue.  Uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits, which could cause us to incur losses and may adversely affect our results of operations and financial condition.

Our market areas are heavily dependent on, and we have significant credit exposure to, the oil and gas industry.
The economy in a large portion of our market areas is heavily dependent on the oil and gas industry.  Many of our customers provide transportation and other services and products that support oil and gas exploration and production activities.  We define an energy loan as any loan where the borrower's ability to repay is disproportionately impacted by a prolonged downturn in energy prices. Under this definition, the Bank includes direct Commercial and Industrial ("C&I") loans to energy borrowers, as well as Commercial Real Estate loans, Residential Real Estate loans and loans to energy-related borrowers where the loan's primary collateral is cash and marketable securities. Although this definition has resulted in a lack of comparability with some other energy-related banks, management believes it to be the prudent approach to monitoring and managing the Bank's energy exposure. As of December 31, 2018, we had approximately $112.6 million in loans to borrowers in the oil and gas industry, as defined above, representing approximately 12.5% of our total loans outstanding as of that date.  The average loan size is approximately $377,000, and the average loan size per relationship is roughly $500,000.  The oil and gas industry, especially in Louisiana and Texas, has been subject to significant volatility, including the “oil bust” of the 1980s that severely impacted the economies of many of our market areas and, more recently, volatility in oil and gas prices and volatility in the level of drilling and production activity in Texas, Louisiana and other areas of the U.S.  Decisions by certain members of the Organization of Petroleum Exporting Countries to maintain higher crude oil production levels have led to increased global oil supplies, which, when coupled with the continued exporting restrictions on the U.S. oil and gas industry and weaker global demand, has resulted in sustained low domestic market oil prices. Sustained low market oil prices have compressed margins for many U.S.-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  These adverse developments in the oil and gas industry have had negative effects on the economies of our market areas in general, including adverse effects on commercial and residential real estate values and the general level of economic activity. If oil prices remain at these low levels for an extended period, the Bank could experience weaker oil and gas related loan demand and increased losses within its oil and gas loan portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Louisiana and Texas. Accordingly, if there is further deterioration in the oil and gas industry it could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.
We have experienced increases in the levels of our non-performing assets and loan charge-offs in recent periods. Our total non-performing assets amounted to $30.5 million, or 1.75% of our total assets, at December 31, 2018, and we had $26.2 million of net loan charge-offs and a $16.7 million provision for loan losses for the year ended December 31, 2018.  At December 31, 2018, the ratios of our ALLL to non-performing loans and to total loans outstanding were 195.40% and 1.94%, respectively.  Additional increases in our non-performing assets or loan charge-offs could have a material adverse effect on our financial condition and results of operations.

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
The Bank Secrecy Act, the USA Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program (“BSA/AML Program”) and file suspicious activity and currency transaction reports as appropriate. On October 25, 2018, the Bank entered into a Stipulation to the Issuance of a Consent Order with the OCC, consenting to the issuance of a Consent Order relating to weaknesses in the Bank’s BSA/AML Program. The Consent Order is expected to result in additional compliance expenses for the Bank. Issuance of the Consent Order does not preclude further enforcement actions with respect to the Bank’s BSA/AML Program, including the possible imposition of fines, sanctions, and/or restrictions on the activities of the Bank. Failure to comply with the Consent Order could subject us to additional expense and result in these additional regulatory enforcement actions or enforcement of the Consent Order through court proceedings. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business, financial condition and results of operations.
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

As disclosed in Part II, Item 9A “Controls and Procedures” of this Form 10-K, or Item 9A, two material weaknesses were identified in our internal control over financial reporting for the creation of tax entries and the preparation of the ALL. The specific issues leading to these conclusions are described in Item 9A in “Management’s Report on Internal Control over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified in Item 9A did not result in any misstatement of our consolidated financial statements for any period presented. We have begun efforts to remediate the material weaknesses. However, our remedial measures to address the material weaknesses may be insufficient and we may in the future discover areas of our internal controls that need improvement. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from errors, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.

We may be unable to successfully implement and manage our recently announced strategic initiatives, which could result in the failure to achieve the anticipated cost savings and materially impair our profitability and financial condition.
We have begun the implementation of a number of strategic initiatives to address the regulatory concerns and market challenges and to improve the overall profitability and financial condition of the Company and the Bank. There can be no assurances that these strategic initiatives will be successful in addressing these concerns and challenges, and if we are not successful in implementing and managing these strategic initiatives our profitability and financial condition could be materially impaired in future periods. We may also incur expenses in connection with these strategic initiatives beyond our current estimates, which may result in additional losses to us and the costs of these strategic initiatives outweighing any benefits resulting therefrom. Furthermore, if these strategic initiatives do not adequately address regulatory concerns, we could become subject to additional regulatory actions, including enforcement actions as described in the preceding risk factors.

Loss of key officers or employees, or failure to successfully transition our management, could materially and adversely affect our business and operating results and may disrupt relationships with certain customers.
As a community bank, our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. In addition, our success has been and will continue to be greatly influenced by the ability to retain senior management and, with expansion, to attract and retain qualified additional senior and middle management. In May 2017, we replaced our President and Chief Executive Officer and have also recently appointed other new executive officers. Our future success will depend, to a significant extent, on the ability of our new management team to operate effectively, both individually and as a group. We must successfully manage issues that may result from the transition of the new members of our executive management. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationships with our key personnel are good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

We cannot predict the effect of recent or future legislative and regulatory initiatives.
Financial institutions have been the subject of substantial legislative and regulatory changes and may be the subject of further legislation or regulation in the future, including: (i) changes in banking, securities and tax laws and regulations and their application by our regulators, including pursuant to the Dodd-Frank Act, and following the passage of the EGRRCPA as discussed above in Item 1 under the heading “Business – Supervision and Regulation”; and (ii) changes in the scope and cost of FDIC insurance and other coverage, none of which is within our control.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations may cause our results of operations to differ materially from those we currently anticipate.  In addition, the cost and burden of compliance with applicable laws and regulations have significantly increased and could adversely affect our ability to operate profitably.  Further, federal monetary policy significantly affects credit conditions for us, as well as for our borrowers, particularly as implemented by the Federal Reserve Board, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements.  A material change in any of these conditions could have a material impact on us or our borrowers, and therefore on our business, prospects, financial condition and results of operations.

The short-term and long-term impact of the changing regulatory capital requirements is uncertain.
Effective as of January 1, 2019, the fully phased in Basel III Capital Rules apply to the Company and the Bank. These rules have substantially changed the regulatory risk-based capital rules applicable to the Company and the Bank and include new minimum risk-based capital and leverage ratios and modify the capital and asset definitions for purposes of calculating those ratios.  Starting in January 1, 2015, the Basel III Capital Rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1 capital to risk-weighted assets requirement of 6.0% and a higher total capital to risk-weighted assets of 8.0%.  In addition, the Basel III Capital Rules provided, to be considered “well-capitalized,” a new common equity Tier 1 capital requirement of 6.5% and a higher Tier 1 capital to risk-weighted assets requirement of 8.0%.  Moreover, the Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to the minimum risk-based capital requirements.

The Company and the Bank currently satisfy the fully phased in Basel III Capital Rules. However, the application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in additional regulatory actions if we are unable to comply with such requirements in the future.  Furthermore, Basel III’s liquidity requirements could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  The continued implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could also result in us modifying our business strategy and could limit our ability to pay dividends.

We have a concentration of exposure to a number of individual borrowers.  Given the size of these loan relationships relative to capital levels and earnings, a significant loss on any one of these loans could materially and adversely affect us.
We have a concentration of exposure to a number of individual borrowers.  Our largest exposure to one borrowing relationship as of December 31, 2018, was approximately $11.9 million, which is 5.4% of our total capital.  In addition, as of December 31, 2018, the aggregate exposure to the ten largest borrowing relationships was approximately $96.8 million, which was 10.8% of loans and 43.6% of total capital.  As a result of this concentration, a change in the financial condition of one or more of these borrowers could result in significant loan losses and have a material adverse effect on our financial condition and results of operations.

A significant percentage of our deposits are attributable to a relatively small number of customers. The loss of all or some of these customers or a significant decline in their deposit balances may have a material adverse effect on our liquidity and results of operations.
As of December 31, 2018, our 20 largest depositors accounted for approximately 12.9% of total deposits, of which our top five depositors accounted for approximately 6.6% of total deposits. The ability to attract these types of deposits has a positive effect on our net interest margin as they provide a relatively low cost of funds to the Bank. While we believe we have strong, long-term relationships with each of these customers, the loss of one or more of our 20 largest deposit customers, or a significant decline in the deposit balances would adversely affect our liquidity and require us to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits, possibly at interest rates higher than those currently paid on such deposits.  This could increase our total cost of funds and could result in a decrease in our net interest income and net earnings.  If we were unable to develop alternative funding sources, we may have difficulty funding loans or meeting other deposit withdrawal requirements.

We occasionally purchase non-recourse loan participations from other banks based in part on information provided by the selling bank.
From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank.  As of December 31, 2018, we had approximately $34.9 million in purchased loan participations, or approximately 3.9% of our total loan portfolio.  When we purchase loan participations, we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards.  However, we are not as familiar with the borrower and may rely on information provided to us by the selling bank and typically must rely on the selling bank’s administration of the loan relationship.  We therefore have less control over, and may incur more risk with respect to, loan participations that we purchase from selling banks as compared to loans that we originate.

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
Our loan portfolio includes a substantial percentage of commercial and industrial loans.  Commercial and industrial loans generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans.  Repayment of our commercial and industrial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value.  Our commercial and industrial loans are primarily made based on the cash flow of the borrower and, secondarily, on the underlying collateral provided by the borrower.  Most often, this collateral consists of accounts receivable, inventory, equipment, or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At December 31, 2018, commercial and industrial loans totaled approximately 29.7% of our total loan portfolio.  Adverse changes in local economic conditions impacting our business borrowers could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have a high concentration of loans secured by real estate, and an adverse change in the real estate market could have a material effect on our financial condition and results of operations.
A significant portion of our loan portfolio is dependent on real estate.  At December 31, 2018, approximately 65.4%% of our loans had real estate as a primary or secondary component of collateral.  The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended.  An adverse change in the economy affecting values of real estate in our primary markets could significantly impair the value of real estate collateral and the ability to sell real estate collateral upon foreclosure. Furthermore, it is likely that we would be required to increase the provision for loan losses.  A related risk in connection with loans secured by real estate is the effect of unknown or unexpected environmental contamination, which could make the real estate effectively unmarketable or otherwise significantly reduce its value as collateral.  If we were required to liquidate real estate collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase the allowance for loan losses, it could have a material adverse effect on our financial condition and results of operations.

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
As prescribed by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” we undertake an annual review of the goodwill asset balance reflected in our financial statements.  We conduct an annual review in the fourth quarter of each year, unless there has been a triggering event prescribed by applicable accounting rules that warrants an earlier interim testing for possible goodwill impairment.  After our most recent annual review in the fourth quarter of 2018, we concluded there was no goodwill impairment as of such date.  As of December 31, 2018, we had $42.2 million in goodwill.  Future goodwill impairment tests may result in future non-cash charges, which could adversely affect our earnings for any such future period.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.
At December 31, 2018, $437.8 million of our securities (at fair value) were classified as available-for-sale.  At such date, the aggregate net unrealized loss on our available-for-sale securities was $6.2 million.  We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

We monitor the fair value of our entire securities portfolio as part of our ongoing other than temporary impairment (“OTTI”) evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.  In addition, as a condition to membership in the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), we are required to purchase and hold a certain amount of FHLB-Dallas stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB-Dallas.  At December 31, 2018, we had stock in the FHLB-Dallas totaling approximately $3.5 million. The FHLB-Dallas stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2018, we did not recognize an impairment charge related to our FHLB-Dallas stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB-Dallas may not require us to recognize an impairment charge with respect to such holdings.

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

The banking industry has experienced a prolonged period of unusually low interest rates. The Federal Reserve began raising rates in late 2015 and their benchmark rate and market rates increased during 2016, 2017, and 2018. Although financial markets anticipate that the Federal Reserve may raise its benchmark rate multiple times during 2019, there is substantial uncertainty regarding the pace and extent to which interest rates may increase in 2019 and future periods and what the future effects of any such increases will be. There is no assurance that recent forecasts regarding interest rate increases will be realized.

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

Uncertainty about the future of the London Inter-Bank Offered Rate (“LIBOR”), and its accepted alternatives, may adversely affect our business.
From time to time, the Company and the Bank hold certain financial instruments or engage in transactions that have an interest rate indexed to LIBOR. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based financial instruments given LIBOR’s role in determining market interest rates globally.

Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and interest rates indexed to LIBOR, as well as other interest rates. At this time, it is not possible to predict how markets will respond to any alternative reference rates, and the effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure. If LIBOR ceases to exist, or if the methods of calculating LIBOR change from current methods for any reason, interest rates on financial instruments whose value is tied to LIBOR may be adversely affected. The manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, investment and trading securities portfolios, and business, is uncertain and may be materially adverse to our profitability.

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
In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to our operations and business strategy. We are subject to complex laws and regulations governing the privacy and protection of such personally identifiable information. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) require that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of its activities, and the sensitivity of customer information processed, as well as plans for responding to data security breaches. Various state and federal laws and regulations impose data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase costs.

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

Cybersecurity and data privacy are areas of heightened legislative and regulatory focus.
As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal banking agencies have proposed, but not finalized, enhanced cyber risk management standards, which could apply to a wide range of financial institutions and third-party service providers, including the Company and the Bank, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states have also proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals in certain circumstances. In addition, we may become subject to new legislation or regulation concerning cybersecurity or the privacy of personally identifiable information and personal financial information or of any other information we may store or maintain. We could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or require changes to business practices or privacy policies. If cybersecurity, data privacy, data protection, data transfer or data retention laws are implemented, interpreted or applied in a manner inconsistent with our current practices, we may become subject to fines, litigation or regulatory enforcement actions or ordered to change our business practices, policies or systems in a manner that adversely impacts our operating results. For more information about cybersecurity and privacy regulations, please see the “Supervision and Regulation” section of this report.

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
Holders of our common stock are only entitled to receive such cash dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock cash dividend in the future. This could adversely affect the market price of our common stock. Since we are a holding company, we have no material source of income other than dividends received from the Bank. Although we had $44.8 million of cash at December 31, 2018, historically, our ability to pay dividends to our shareholders has depended on the Bank’s ability to pay dividends to us. Moreover, banks and bank holding companies are both subject to certain federal and state regulatory restrictions on cash dividends. We are also restricted from paying dividends if we have deferred payments of the interest on, or an event of default has occurred with respect to, our trust preferred securities, Series B Preferred Stock or Series C Preferred Stock. Additionally, terms and conditions of our outstanding shares of preferred stock place certain restrictions and limitations on our common stock dividends and repurchases of our common stock.

The holders of our preferred stock and trust preferred securities have rights that are senior to those of stockholders and that may impact our ability to pay dividends on our common stock and net income available to our common stockholders.
At December 31, 2018, we had outstanding $22.2 million of trust preferred securities.  These securities are senior to shares of common stock.  As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock. Moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our stockholders.  While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred stockholders during that time.

In addition, with respect to the $32.0 million in Series B Preferred Stock outstanding that was issued to the Treasury in the Small Business Lending Fund "SBLF" transaction, we are required to pay cumulative dividends on the Series B Preferred Stock at an annual rate.  The dividend rate was set at 1.00% beginning in the fourth quarter of 2013 due to attaining the target 10% growth rate in qualified small business loans during the second quarter of 2013.  Beginning February 25, 2016, the dividend rate increased to 9% per annum.  The $9.0 million in Series C Preferred Stock currently outstanding that was originally issued in connection with the PSB acquisition calls for the non-cumulative payment of dividends at an annual rate of 4.0%. Dividends paid on our Series B Preferred Stock or Series C Preferred Stock will also reduce the net income available to our common stockholders and our earnings per common share.  We may not declare or pay dividends on our common stock or repurchase shares of our common stock without first having paid all accrued preferred dividends that are due.

Share ownership may be diluted by the issuance of additional shares of common stock in the future.
Our stock incentive plan provides for the granting of stock incentives to directors, officers, and employees.  As of December 31, 2018, there were 75,826 shares issued under options.  Likewise, approximately 522,156 shares may be issued in the future to directors, officers, and employees under our existing equity incentive plans.  In addition, in 2009, as part of our participation in the Treasury’s Capital Purchase Program (“CPP”), we issued a stock purchase warrant that currently entitles the holder to purchase 104,384 shares of our common stock at an exercise price of $14.37 per share. It is probable that options and/or warrants will be exercised during their respective terms if the stock price exceeds the exercise price of the particular option or warrant.  The incentive plan also provides that all issued options automatically and fully vest upon a change in control.  If the options are exercised, share ownership will be diluted.

Additionally, share ownership of our common stock will be diluted from shares issued upon conversion of the Series C Preferred Stock issued in the PSB acquisition. As of December 31, 2018, there were 89,721 shares of Series C Preferred Stock issued and outstanding.  Holders may convert the Series C Preferred Stock at any time into shares of the Company’s common stock at a conversion price of $18.00 per share, subject to customary antidilution adjustments.  In addition, the Company currently has the option to require conversion of the Series C Preferred Stock if the closing price of the Company’s common stock for 20 trading days within any period of 30 consecutive trading days, exceeds 130% of the conversion price.

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
Our directors and executive officers beneficially own approximately 1.1 million shares, or 6.7%, of our outstanding common stock as of December 31, 2018.  As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on our business as stockholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our stockholders should be aware that our directors and executive officers may have interests that are different from, or in addition to, the interests of our stockholders generally.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our principal executive and administrative offices and principal facility in Lafayette, Louisiana under a lease expiring July 31, 2021.  In addition to our principal facility, we also have six other branches located in Lafayette, Louisiana, two in New Iberia, Louisiana, four in Baton Rouge, Louisiana, two in Natchitoches, Louisiana, two in Lake Charles and Many, Louisiana, and one branch in each of the following Louisiana cities: Breaux Bridge, Houma, St. Martinville, Opelousas, Carencro, Morgan City, Jennings, Sulphur, Thibodaux, Greenwood, Zwolle, and Mansfield.  We also have an operations office in Breaux Bridge, Louisiana.  Twenty-eight of these offices are owned and four are leased.

Additionally, in our Texas market area we have two full service branches located in Beaumont, Texas.  Our additional full service branches in the Texas market area are located in Houston, Conroe, College Station, Plano, Mesquite, Rockwall, Greenville, and Tyler.  Of these offices, eight are owned and two are leased.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

Executive Officers of the Registrant

The names, ages as of December 31, 2018, and positions of our current executive officers are listed below along with their business experience during the past five years.

James R. McLemore, 59 – President and Chief Executive Officer of the Company and the Bank since May 2017. Mr. McLemore previously served as the Company’s Interim President and Chief Executive Officer since April 2017 and Chief Financial Officer since July 2009. Mr. McLemore has over 30 years in banking experience. Prior to joining the Company, Mr. McLemore served as Executive Vice President and Chief Financial Officer of Security Bank Corporation from 2002 until July 2009. In July 2009, subsequent to Mr. McLemore’s departure, the six subsidiary banks of Security Bank Corporation were closed and the FDIC was appointed receiver of the banks. Security Bank Corporation subsequently filed for bankruptcy in August of 2009. Mr. McLemore has also been a member of the Board of Directors of the Company and the Bank since June 2017.

Lorraine Miller, 55 – Executive Vice President and Chief Financial Officer of the Company and the Bank since May 2017. Ms. Miller previously served as the Senior Vice President, Director of Mergers and Acquisitions of the Company and the Bank since February 2010, and the Treasurer of the Company and the Bank since January 2013. Ms. Miller has over 25 years of banking experience.

John Davis,55 – Chief Operating Officer of the Company and the Bank since August 2018. Mr. Davis has over 25 years of banking experience including approximately 10 years at Yadkin Bank in North Carolina, having most recently served as Senior Vice President and Director of Operations.

Chris Mosteller,38 – Chief Banking Officer of the Company since July 2018 and the Bank since March 2018. Mr. Mosteller joined MidSouth Bank in 2016 as North Texas Regional President after spending more than a decade with Wells Fargo, most recently as Business Banking Manager. He has over 15 years of banking experience.

Clay Abington, 52 – Executive Vice President Corporate Efficiency of the Company and the Bank since May 2017. Mr. Abington previously served as First Vice President Business Process Manager of the Bank since October 2013. He has 16 years of banking experience. Mr. Abington is the son of Mr. Leonard Q. “Pete” Abington, a member of the Company’s board of directors.

Dawn Bastarache,49 – Executive Vice President Corporate Development and Strategic Planning since June 2018.   Ms. Bastarache previously served as Director of Operational Risk at Cadence Bank, Senior Vice President and Omni Channel Director at Hancock Bank, and in various Risk and IT roles at Regions Bank over a span of 25 years.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NYSE under the symbol “MSL.”  As of February 28, 2019, there were 842 common stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

Overview

We are a bank holding company, headquartered in Lafayette, Louisiana, that through our community banking subsidiary, MidSouth Bank, N.A., operates 42 offices in Louisiana and Texas.  We had approximately $1.7 billion in total consolidated assets as of December 31, 2018.  We derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Interest-bearing deposits represent 73.6% of our total deposits.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  The resulting ratio of that difference as a percentage of our average earning assets represents our net interest margin.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.  In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

The economy in a large portion of our market areas is heavily dependent on the oil and gas industry. Over the past several years, we have experienced sustained low oil and gas prices that has led to an increase in our classified assets. While most of our customers are not directly involved in oil and gas exploration, many of our customers provide transportation and other services and products that support oil and gas exploration and production activities and are therefore indirectly impacted by low commodity prices. In addition, these adverse developments in the oil and gas industry have had negative effects on the economies of our market areas in general, including adverse effects on commercial and residential real estate values and the general level of economic activity. The oil and gas industry, especially in Louisiana and Texas, has historically been subject to significant volatility, and these market areas have experienced a slower recovery from this current economic cycle which has adversely impacted the Bank’s customers and their ability to recover from this downturn. As of December 31, 2018, we had approximately $112.6 million in loans to borrowers in the oil and gas industry representing approximately 12.5% of our total loans outstanding as of that date, which represents a reduction of  $67.1 million of these types of loans, or 37.3%, since December 31, 2017, and we continue to make efforts to reduce our concentrations in these loans.

The Company and the Bank have both been placed in troubled condition by their respective federal banking regulators. The Bank has also entered into a written agreement with the OCC and has also been issued a Consent Order by the OCC. These designations, the written agreement and the Consent Order subject us to significant restrictions and will require us to designate a significant amount of resources to comply. See Part I, Item 1 under the heading “Business - Supervision and Regulation - Regulatory Matters” for additional information.

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

Another of our critical accounting policies relates to the valuation of goodwill, intangible assets and other purchase accounting adjustments.  We account for acquisitions in accordance with ASC Topic No. 805, which requires the use of the purchase method of accounting.  Under this method, we are required to record assets acquired and liabilities assumed at their fair value, including intangible assets.  Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions.  Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective.  Resulting goodwill from an acquisition under the purchase method of accounting represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary.  If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made.  If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings.  In evaluating the goodwill on our consolidated balance sheet for impairment at December 31, 2018, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  After making the assessment based on several factors, which included but was not limited to the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we determined it is more likely than not that the fair value of our acquired assets is greater than the carrying amount and, accordingly, no impairment of goodwill was recorded for the year ended December 31, 2018.

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

Yield Analysis

Net loss available to common shareholders for the year ended December 31, 2018 totaled $30.8 million compared to net loss available to common shareholders of $15.0 million for the year ended December 31, 2017.  A loss of $1.85 per diluted common share was reported for the year ended December 31, 2018, compared to diluted loss per common share of $1.06 for 2017.  The 2018 net loss included $49,000 of loss on sales of securities, $19.7 million of regulatory remediation costs, $145,000 of charges related to branch closure expenses, and a $987,000 loan held-for-sale expense, offset by $726,000 in discount accretion acceleration. A $13.5 million decrease in provision for loan losses was partially offset by a $8.6 million increase in income tax expense for 2018 compared to 2017.

The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets are interest-bearing liabilities as of the dates indicated (in thousands):

	Year Ended December 31,
	2018			2017
	Average Volume	Interest	Average Yield/ Rate	Average Volume	Interest	Average Yield/ Rate
Assets
Taxable securities	$354,153	$9,246	2.61%	$372,523	$9,180	2.46%
Tax-exempt securities (*)	45,117	1,451	3.22%	56,569	2,283	4.04%
Total investment securities	399,270	10,697	2.68%	429,092	11,463	2.67%
Federal funds sold	5,785	104	1.80%	3,979	43	1.08%
Time and interest-bearing deposits in other banks	197,329	4,069	2.06%	71,754	854	1.19%
Other investments	15,466	461	2.98%	11,790	340	2.88%
Loans	1,058,379	60,485	5.71%	1,255,488	68,708	5.47%
Total interest earning assets	1,676,229	75,816	4.52%	1,772,103	81,408	4.59%
Non-interest earning assets	159,409			157,435
Total assets	$1,835,638			$1,929,538
Interest-bearing liabilities:
Deposits	$1,075,302	$5,919	0.55%	$1,121,004	$4,099	0.37%
Repurchase agreements	23,406	98	0.42%	78,347	685	0.87%
FHLB advances	33,182	466	1.40%	30,691	412	1.34%
Junior subordinated debentures	22,167	1,025	4.62%	22,167	830	3.74%
Total interest-bearing liabilities	1,154,057	7,508	0.65%	1,252,209	6,026	0.48%
Non-interest bearing liabilities	431,559			431,326
Shareholders' equity	250,022			246,003
Total liabilities and shareholders' equity	$1,835,638			$1,929,538
Net interest income (TE) and spread		$68,308	3.87%		$75,382	4.11%
Net interest margin (TE)			4.08%			4.25%
(*) Reflects taxable equivalent adjustments using the federal statutory tax rate of 21% (2018) and 35% (2017) in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above amount to $305,000 for 2018 and $785,000 for 2017.

Earnings Analysis

Net Interest Income
Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, investment securities , other investments, interest-bearing deposits in banks, federal funds sold and time deposit in other banks. Our interest-bearing liabilities include deposits, securities sold under agreements to repurchase, other borrowings and subordinated deferrable interest debentures.

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  For 2018 and 2017 our net interest spread was 3.87% and 4.11% , respectively, while the net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.08% and 4.25%.

Net interest income was  $68.0 million in 2018, a decrease of $6.6 million or 8.8%, from 2017. Taxable equivalent net interest income for 2018 decreased  $7.1 million, or 9.4%, from 2017.

Average interest-earning assets for 2018 decreased $95.9 million, or 5.4%, from 2017, due primarily to the decrease in loans offset by the increase in time and interest-bearing deposits at other banks. Average loans decreased $197.1 million, from 2017, while the yield on loans increased 24 basis points, reflecting the effect of rising interest rates on the floating rate loans in the portfolio. Average time and interest-bearing deposits at other banks increased $125.6 million while the yield on these deposits also increased 10 basis points.

Average interest-bearing liabilities in 2018 decreased $98.2 million, or 7.8%, from the prior year, due to the decline in deposits and securities under agreement to repurchase. The average cost of interest-bearing deposits for 2018 was 0.55% compared to 0.37% for 2017, reflecting a higher average rate on interest-bearing deposits.

The following table shows the relative effect on net interest revenue resulting from changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid by the Company on such assets and liabilities (in thousands).

	2018	Compared to	2017	2017	Compared to	2016
	Total Increase	Change Attributable to		Total Increase	Change Attributable to
	(Decrease)	Volume	Rates	(Decrease)	Volume	Rates
Taxable-equivalent interest earned on:
Investment securities
Taxable	$66	$(470)	$536	$1,256	$420	$836
Tax-exempt	(832)	(416)	(416)	(397)	(301)	(96)
Federal funds sold	61	25	36	27	4	23
Time and interest-bearing deposits in other banks	3,215	2,272	943	455	(25)	480
Other investments	121	109	12	(11)	14	(25)
Loans, including fees	(8,223)	(11,136)	2,913	1,124	(443)	1,567
Total	(5,592)	(9,616)	4,024	2,454	(331)	2,785
Interest paid on:
Interest-bearing deposits	1,820	(171)	1,991	445	(180)	625
Securities sold under agreements to repurchase	(587)	(337)	(250)	(258)	(102)	(156)
FHLB advances	54	34	20	23	(12)	35
Junior subordinated debentures	195	—	195	126	—	126
Total	1,482	(474)	1,956	336	(294)	630
Taxable-equivalent net interest income	$(7,074)	$(9,142)	$2,068	$2,118	$(37)	$2,155

NOTE:  Changes due to both volume and rate have generally been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.

The following table shows the return on assets and equity for our Company at December 31 for each of the years indicated.

	2018	2017
Return on average assets	(1.68)%	(0.78)%
Return on average common equity	(14.87)%	(7.32)%
Dividend payout ratio on common stock	(2.16)%	(18.87)%
Average common equity to average assets	11.27%	12.75%

Return on average assets and return on average common equity for 2018 were impacted by $19.7 million of regulatory remediation costs, $145,000 of one-time charges related to branch closure expense, a $987,000 in loan resolution expense, and a $7.7 million expense from establishment of a valuation allowance, offset by $726,000 in discount accretion acceleration.  Excluding these non-operating items, negative return on average assets for the year ended December 31, 2018 was 0.39% and negative return on average common equity for the year ended December 31, 2018 was 3.47%. 2017 return on average assets and return on average common equity were impacted by $2.6 million in regulatory remediation costs, $6.0 million in loss on transfer of loans to held for sale, $1.5 million service and retention expenses, $1.4 million in branch closure expenses, and a $3.6 million write down of net deferred tax asset resulting from the Tax Cuts and Jobs Act.  Excluding these non-operating items, negative return on average assets for the year ended December 31, 2017 was 0.20% and negative return on average common equity for the year ended December 31, 2017 was 1.59%.

Results of Operation

Noninterest Income
Noninterest income totaled $19.5 million at December 31, 2018 compared to $21.8 million at December 31, 2017.  Our recurring non-interest income includes service charges and fees on deposit accounts, ATM and debit card income and credit card income.

The following table presents noninterest income for the years ended December 31, 2018 and 2017 (in thousands).

	2018	2017
Service charges on deposit accounts	$7,844	$8,968
ATM and debit card income	8,081	7,668
Credit card income	1,518	1,543
Gain (loss) on securities, net	(49)	347
Gain on sale of branches	—	744
Other	2,109	2,511
Total noninterest income	$19,503	$21,781

Income from service charges and fees on deposit accounts, including insufficient funds fees (“NSF” fees), decreased $1.1 million in 2018, as a result of a $785,000 decrease in retail NSF income. ATM and debit card income increased $413,000 in 2018. The increase in ATM and debit card income during 2018 was a result of a continued increase in electronic transactions processed. Credit card income remained stable at $1.5 million.  Other noninterest income decreased $402,000 in 2018. The decrease in 2018 was primarily due to a $669,000 decrease in mortgage lending income.

Noninterest Expense

Noninterest expense totaled $92.3 million for the year ended December 31, 2018 compared to $80.5 million for the year ended December 31, 2017. Our recurring non-interest expense consists of salaries and employee benefits, occupancy expense, ATM and debit card expense and other operating expenses.

The following table presents noninterest expense for the years ended December 31, 2018 and 2017 (in thousands).

	2018	2017
Salaries and employee benefits	$32,292	$33,889
Occupancy expense	12,501	15,670
ATM and debit card	2,555	2,721
Legal and professional fees	8,789	3,319
FDIC premiums	1,599	1,572
Marketing	1,105	1,197
Corporate development	1,107	1,016
Data processing	2,889	2,640
Amortization of core deposit intangibles	1,106	1,107
Loss on transfer of loans to held-for-sale	987	6,030
Regulatory remediation costs	19,721	2,628
Other	7,666	8,748
Total noninterest expense	$92,317	$80,537

At December 31, 2018 noninterest expense totaled $92.3 million, an increase $11.8 million or 14.6% compared to the same period in 2017. Our largest noninterest expense, salaries and employee benefits totaled $32.3 million, a decrease of $1.6 million, or 4.7% as of December 31, 2018 compared to the same period in 2017.  The number of employees on a full-time equivalent ("FTE") basis increased by 7 during 2018, from 467 at year end 2017 to 474 at year end 2018.

At December 31, 2018, occupancy expense totaled $12.5 million, a decrease of $3.2 million or 20.2% compared to the same period in 2017. The decrease was primarily due to the closure and sale of 9 branches in 2017 resulting in fewer branches in 2018 to service.

At December 31, 2018, legal and professional fees totaled $8.8 million, an increase of $5.5 million or 164.8% compared to the same period in 2017. The increase during the year is primarily a result of management's initiative to address and comply with the terms of the written regulatory order which includes the increased need for outside legal and professional assistance.

At December 31, 2018, regulatory remediation costs totaled $19.7 million, an increase of $17.1 million or 650.4% from the same period in 2017. The increase is related to consulting and outsourcing costs for assistance with addressing and complying with the terms of the written regulatory order.

Income Taxes

Income tax expense increased $8.6 million in 2018. The increase is a result of the Company recording a deferred tax asset valuation allowance of $11.1 million as of December 31, 2018. Our effective tax rate approximated (27.7%) and 18.1% in 2018 and 2017, respectively. The effective tax rate for 2018 was impacted by the adjustment of our net deferred tax assets related to the temporary establishment of a valuations allowance to fully reserve against deferred tax assets. The impact of nontaxable municipal interest income and other tax considerations also contributed to lower effective tax rates for each of the years ended December 31, 2018 and 2017, respectively.

Balance Sheet Analysis

Investment Securities

The following table shows the carrying value of the Company's debt securities for the years ended as of December 31 (in thousands).

Available-for-sale securities	2018	2017	2016
U.S. Agencies	$3,072	$—	$—
State, county, and municipal securities	44,088	22,809	29,141
Mortgage-backed securities	365,877	259,519	296,862
Corporate debt securities	24,717	24,802	13,811
Total available-for-sale securities	$437,754	$307,130	$339,814
Held-to-maturity securities
State, county, and municipal securities	$1,977	$35,908	$40,515
Mortgage-backed securities	35,782	45,144	57,696
Total held-to-maturity securities	$37,759	$81,052	$98,211
Total investment securities	$475,513	$388,182	$438,025

The following table shows the debt securities maturities and the associated average taxable-equivalents yields at December 31, 2018 (in thousands).

	One year or less		After one year through five years		After five years through ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Securities available-for-sale:
U.S. Agencies	$—	—%	$—	—%	$3,072	3.46%	$—	—%	$3,072
State, county, and municipal securities(1)	—	—%	2,789	2.62%	14,752	2.90%	26,547	3.48%	44,088
Mortgage-backed securities	—	—%	30	4.31%	27,911	2.73%	337,936	2.89%	365,877
Corporate debt securities	—	—%	6,920	5.64%	17,797	5.96%	—	—%	24,717
Total fair value	$—		$9,739		$63,532		$364,483		$437,754

	One year or less		After one year through five years		After five years through ten years		After ten years
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
State, county, and municipal securities (1)	$766	2.56%	$1,211	2.64%	$—	—%	$—	—%	$1,977
Mortgage-backed securities	—	—%	—	—%	28,414	2.47%	7,368	1.73%	35,782
Total cost	$766		$1,211		$28,414		$7,368		$37,759
 1 Tax exempt yields are expressed on a fully taxable equivalent basis.

The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements. Total investment securities at December 31, 2018 increased $87.3 million or 22.5% compared to the same period 2017.

At December 31, 2018 and 2017, we had debt securities held-to-maturity with a carrying value of $37.8 million and $81.1 million, respectively, and debt securities available-for-sale totaling $437.8 million and $307.1 million, respectively. At December 31, 2018 and 2017, the securities portfolio represented approximately 27.3% and 20.6%, respectively, of total assets. At December 31, 2018, the effective duration of the investment portfolio was 3.42 years, compared with 3.2 years at December 31, 2017.

Additional information on our investment securities portfolio is provided in Note 2 of the notes to consolidated financial statements.

Loan Portfolio

The following table shows the composition of the Company's loan portfolio for the last five years as of December 31 (in thousands).

	2018	2017	2016	2015	2014
Commercial, financial, and agricultural	$267,340	$435,207	$459,574	$454,028	$467,147
Real estate – construction	87,506	90,287	100,959	74,952	68,577
Real estate – commercial	368,449	454,051	481,922	472,624	469,920
Real estate – residential	132,435	146,751	157,872	149,064	154,602
Consumer and other	43,506	56,398	82,660	111,009	119,328
Lease financing receivable	549	732	1,095	1,968	4,857
Total loans	$899,785	$1,183,426	$1,284,082	$1,263,645	$1,284,431

The following table sets forth the maturity distribution, including the interest sensitivity for loans maturing after one year at December 31, 2018 (in thousands).

	Fixed and Variable Rate Loans at Stated Maturities				Amounts Over One Year With
	One year or less	One year – five years	Over five years	Total	Predetermined Rates	Floating Rates	Total
Real estate – residential	4,596	34,923	92,916	132,435	52,261	75,578	127,839
Consumer and other	13,346	26,721	3,439	43,506	26,135	4,025	30,160
Lease financing receivable	35	78	436	549	514	—	514
Total	$17,977	$61,722	$96,791	$176,490	$78,910	$79,603	$158,513

The loan portfolio decreased $283.6 million, or 23.97%, during 2018 when compared to the same period 2017. The decrease was primarily a result of our continued focus on reducing our nonperforming loans. One such effort is our intention to sell a portion of these nonperforming loans through a bulk loan sale which was the main source of our net charge-offs of $26.2 million as of December 31, 2018 compared to $27.7 million the same period 2017.

Our loan portfolio is diversified throughout our Louisiana and Texas markets, with a focus on Commercial & Industrial ("C&I") as well as Commercial Real Estate ("CRE") loans. The C&I portfolio consists primarily of term loans or revolving lines of credit.  The term loans are generally fixed rates and have maturities of three to five years.  The CRE portfolio consists primarily of three to five year fixed rate maturities with fifteen to twenty year amortization terms.

The Company strives to maintain a diversified loan portfolio across our footprint within various loan types. At December 31, 2018, our concentration within the oil and gas portfolio aggregated to more than 10% of our total loan portfolio.  We define an energy loan as any loan where the borrower's ability to repay is disproportionately impacted by a prolonged downturn in energy prices. Under this definition, the Bank includes direct C&I loans to energy borrowers, as well as CRE loans, Residential Real Estate loans and loans to energy-related borrowers where the loan's primary collateral is cash and marketable securities. Although this definition has resulted in a lack of comparability with some other energy-related banks, management believes it to be the prudent approach to monitoring and managing the Bank's energy exposure. Our exposure in the oil and gas industry, as defined above, totaled approximately $112.6 million, or 12.5% of total loans.  The average loan size is approximately $377,000, and the average loan size per relationship is roughly $500,000. Of the $112.6 million loans to borrowers in the oil and gas industry, $4.3 million or 3.8% were on nonperforming assets at December 31, 2018, with $2.1 million being included in nonperforming loans held for sale. We are closely monitoring the effects of the sustained decline in energy prices on our energy related loan portfolio.  We continue to communicate with our customers who provide valuable insight on the present energy cycle.  The energy reserve as a percentage of total energy loans was 3.2% at December 31, 2018.

Nonperforming Assets

The following table presents information on nonperforming assets, including loans past due 90 days or more and still accruing for the periods presented (in thousands):

	December 31,
	2018	2017	2016	2015	2014
Loans on nonaccrual	$8,920	$49,278	$62,580	$50,051	$10,701
Loans past due 90 days or more and still accruing	—	728	268	147	187
Total nonperforming loans	$8,920	$50,006	$62,848	$50,198	$10,888
Nonperforming loans held-for-sale	20,441	5,067	—	—	—
Other real estate owned	1,067	2,001	2,175	4,187	4,234
Other assets repossessed	55	192	16	38	—
Total nonperforming assets	$30,483	$57,266	$65,039	$54,423	$15,122
Troubled debt restructurings, accruing (1)	$1,334	$1,360	$152	$164	$176
Nonperforming loans to total loans + ORE + other foreclosed assets	3.17%	4.58%	5.06%	4.29%	1.17%
Nonperforming assets to total assets	1.75%	3.04%	3.35%	2.82%	0.78%
ALLL to nonperforming loans	195.40%	53.77%	38.78%	37.87%	103.10%
ALLL to total loans	1.94%	2.27%	1.90%	1.50%	0.87%
 (1)Does not include $8.6 million, $25.1 million, $20.9 million, and $234,000 of TDRs reported in nonaccrual loans at, December 31, 2017, 2016, 2015 and 2014, respectively. There were not any TDRs on nonaccrual staus at December 31, 2018.

At December 31, 2018, nonperforming assets totaled $30.5 million, a decrease of $26.8 million compared to the same period in 2017.  The decrease resulted primarily from a $40.4 million decrease in nonaccrual loans, which was partially offset by a $15.4 million increase in nonperforming loans held-for-sale at December 31, 2018. Troubled debt restructurings ("TDRs") totaled $1.3 million and $9.9 million at December 31, 2018 and 2017, respectively.

A loan is placed on nonaccrual status when, in management’s judgment, the collection of principal or interest income is doubtful. Past due loans are placed on nonaccrual status when principal or interest is past due 90 days or more unless the loan is well secured and in the process of collection.  In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms. Our policy provides that unsecured retail (consumer) loans that become 90 days delinquent be routinely charged off. Loans classified for regulatory purposes but not included in the table above do not represent material amounts that we have serious doubts as to the ability of the borrower to comply with loan repayment terms. Further information regarding our loan policy is provided in the notes to the consolidated financial statements.

 Allowance for Loan Losses

The allowance for loan losses represents a reserve for probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated quarterly in accordance with GAAP and regulatory guidelines and includes a review of the loan portfolio, with particular emphasis on non-accruing, past due and other loans management believes may warrant additional attention. The loan portfolio is segregated based on loan type as a way to evaluate exposures to risks with the loan portfolio. Our methodology for assessing the appropriateness of the allowance for loan losses is a combination of specific allowances for identified problem loans and a general valuation allowance on the remainder of the loan portfolio. There are certain loans that are individually reviewed when it is determined by management that the general allocation is not sufficient to appropriately capture potential inherent weaknesses that may expose the Bank to loss. In these instances, we establish a specific allowance to those loans determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. We establish a general allowance for smaller balance, homogenous loans with similar risk characteristics of for which have not been specifically reviewed for probable incurred losses. We evaluate loss factors by taking into consideration both quantitative and qualitative components impacting our probable incurred losses. These components include, but are not limited to historical charge-offs; known deterioration in concentrations of credit; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.

Our allowance for loan losses totaled $17.4 million and $26.9 million for the years ended December 31, 2018 and 2017, respectively. The following table presents activity in the allowance for loan losses for the periods indicated (in thousands):

	December 31,
	2018	2017	2016	2015	2014
Balance at beginning of year	$26,888	$24,372	$19,011	$11,226	$8,779
Charge-offs:
Commercial, financial, and agricultural	17,815	20,451	4,366	4,936	2,843
Real estate – construction	78	70	—	105	1
Real estate – commercial	8,956	6,648	218	183	93
Real estate – residential	667	543	24	87	273
Consumer and other	738	1,165	1,407	1,263	706
Total charge-offs	28,254	28,877	6,015	6,574	3,916
Recoveries:
Commercial, financial, and agricultural	1,704	652	459	235	164
Real estate – construction	—	—	—	3	—
Real estate – commercial	7	162	123	26	407
Real estate – residential	41	105	5	12	47
Consumer and other	304	274	189	183	120
Total recoveries	2,056	1,193	776	459	738
Net charge-offs	26,198	27,684	5,239	6,115	3,178
Provision for loan losses	16,740	30,200	10,600	13,900	5,625
Balance at end of year	$17,430	$26,888	$24,372	$19,011	$11,226
Net charge-offs to average loans	2.48%	2.21%	0.41%	0.47%	0.26%
Year-end allowance to year-end loans	1.94%	2.27%	1.90%	1.50%	0.87%

Year-to-date net charge-offs were 2.48% of average total loans as of December 31, 2018 compared to 2.21% as of December 31, 2017.  The ALL/total loans ratio declined by 33 basis points to 1.94% at December 31, 2018 compared to 2.27% at December 31, 2017.

The following table summarizes the breakdown of the allowance for loan losses by loan category for the periods indicated (in thousands):

	December 31,
	2018		2017		2016		2015		2014
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and agricultural	$10,633	29.7	$20,577	36.8	$16,057	35.8	$11,268	35.9	$5,729	36.4
Real estate - construction	140	9.7	596	7.6	585	7.8	819	5.9	954	5.3
Real estate - commercial	4,913	41.0	3,893	37.9	5,384	37.5	4,614	37.3	2,402	36.4
Real estate - residential	1,156	14.7	837	12.4	940	12.3	816	11.8	810	12.0
Consumer and other	585	4.8	982	5.2	1,401	6.5	1,480	8.9	1,315	9.5
Lease financing receivable	3	0.1	3	0.1	5	0.1	14	0.2	16	0.4
	$17,430	100.0	$26,888	100.0	$24,372	100.0	$19,011	100.0	$11,226	100.0

Additional information regarding the allowance for loan losses is included in the notes to the consolidated financial statements.
Funding Sources

Deposits

At December 31, 2018, deposits totaled $1.5 billion, a decrease of $27.6 million or 1.87% compared to the same period in 2017. Noninterest-bearing deposits decreased $33.4 million to $383.2 million as of December 31, 2018 and represented 26.4% of total deposits when compared to the same period in 2017. During 2018, money market and savings accounts increased $42.0 million and NOW accounts decreased $34.0 million, to $488.2 million and $400.6 million, respectively compared to the same period in 2017.  Time deposits, which are comprised mostly of certificates of deposits (“CDs”), decreased $2.2 million to $180.1 million in 2018 when compared to the same period in 2017.  The decrease in total deposits during 2017 resulted primarily from decreases in noninterest-bearing deposits and NOW accounts of $67.4 million partially offset by an increase of $42.0 million in savings and money market accounts. Core deposits, defined as all deposits other than time deposits, remained strong at 87.6% of total deposits at year-end 2018 compared to 87.7% of total deposits at year-end 2017.

The following table presents the average amount of deposits classes and average rates paid on deposits for the years indicated (in thousands):

	December 31,
	2018		2017		2016
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
Noninterest-bearing demand deposits	431,559	—	$423,954	—	$390,585	—
Interest bearing deposits
Savings, NOW, and money market	898,374	0.25%	952,238	0.32%	1,014,772	0.29%
Time deposits	176,928	0.93%	168,766	0.65%	161,926	0.46%
Total	$1,506,861	0.55%	$1,544,958	0.37%	$1,567,283	0.31%

The following table presents the maturity schedule for time deposits of $250,000 or more for the years indicated (in thousands):

	December 31,
	2018	2017	2016
Three months or less	$6,702	$8,346	$9,785
Over three months through six months	4,835	4,934	7,730
Over six months through twelve months	9,005	6,095	9,052
Over twelve months	4,162	6,610	5,244
Total	$24,704	$25,985	$31,811

Borrowed Funds

At December 31, 2018 securities sold under repurchase agreements totaled $11.2 million, a decrease of $55.9 million or 83.3% compared to the same period in 2017. Since the Bank's introduction of Promontory' s Insured Cash Sweep® ("ICS") product in 2018, we have migrated most of our commercial repurchase agreement relationships to this product. The ICS product is classified as "deposits" and does not require pledging of collateral,which management believes helps to improve our liquidity.

FHLB advances totaled $27.5 million at December 31, 2018, compared to $50.0 million at December 31, 2017. The FHLB advances at December 31, 2018 consisted of two FHLB advances with maturities of 1 month at a fixed interest rate of 2.66%. The FHLB advances at December 31, 2017 consisted of two FHLB advances with maturities of 1 month at a fixed interest rate of 1.59% and one advance maturing January 2019 bearing a fixed interest rate of 1.985%. This advance was terminated in the third quarter of 2018.

The following table presents junior subordinated debentures outstanding, as of December 31, 2018 (in thousands).

Date Issued	Maturity Date	Interest Rate	Callable After	Amount
July 31, 2001	July 9, 2031	3 month LIBOR plus 3.30%	July 31, 2006	$5,671
September 20, 2004	September 20, 2034	3 month LIBOR plus 2.50%	September 20, 2009	8,248
October 12, 2006	October 12, 2036	3 month LIBOR plus 1.85%	June 26, 2011	5,155
June 21, 2007	June 21, 2037	3 month LIBOR plus 1.70%	June 15, 2012	3,093
				22,167

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

In 2018 and 2017 we did not have an average balance in any category of short-term borrowings including retail repurchase agreements, reverse repurchase agreements, federal funds purchased, or FRB discount window that exceeded 30% of our stockholders’ equity for such year.

Capital

We are required to maintain certain minimum capital levels for the Company and the Bank.  Risk-based capital requirements are intended to make regulatory capital more sensitive to the risk profile of an institution's assets.  In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that implement the Basel III capital framework and certain provisions of the Dodd-Frank Act.  The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. Details regarding the final rule and changes to capital requirements and prompt corrective action thresholds are included under Part I, Item 1 – Business, Supervision and Regulation.  The final rules became effective as of January 1, 2015, for most banking organizations including the Company and the Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions, which became fully implemented as of January 1, 2019. Requirements to maintain higher levels of capital could adversely impact our return on equity. We believe we will continue to exceed all estimated well-capitalized regulatory requirements under these new rules on a fully phased-in basis.

The payment of dividends by the Bank to the Company is restricted by various regulatory and statutory limitations. As a result of the loss reported for the years ended December 31, 2018 and 2017, the Bank does not have the ability to approve dividends to the Company without prior approval from the OCC. As of December 31, 2018, the Company had $44.8 million of cash to fund general corporate obligations.

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

At December 31, 2018, the Company and the Bank were in compliance with statutory minimum capital requirements.  Minimum capital requirements include a total risk-based capital ratio of 8.0%, with Tier 1 capital not less than 6.0%, common equity Tier 1 capital not less than 4.5% and a leverage ratio (Tier 1 capital to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution.  In addition, the OCC has established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 leverage ratio of at least 8%, and a total risk-based capital ratio of at least 12%. As of December 31, 2018, the Company’s leverage ratio was 11.45% compared to 12.53% at December 31, 2017.  Tier 1 capital to risk weighted assets was 17.79% and 16.51% for 2018 and 2017, respectively.  Total capital to risk weighted assets was 19.04% and 17.77%, respectively, for the same periods.  Common equity Tier 1 capital to risk weighted assets was 12.20% and 12.10%, respectively, for the same periods. For regulatory purposes, Tier 1 Capital includes $21.5 million of the junior subordinated debentures issued by the Company.  For financial reporting purposes, these funds are included as a liability under GAAP.  The Bank’s leverage ratio was 9.11% and 9.86% at December 31, 2018 and 2017, respectively.

The FDIC Improvement Act of 1991 established a capital-based supervisory system for all insured depository institutions that imposes increasing restrictions on the institution as its capital deteriorates.  The Bank was classified as “well capitalized” as of December 31, 2018.

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

This data, combined with additional assumptions including repricing rates and payment characteristics, were used to perform instantaneous parallel rate shift, gradual parallel rate shift, and alternate rate shift simulations.  Instantaneous parallel rate shifts are known as “rate shocks” because all rates are modeled to change instantaneously by the indicated shock amount.  Gradual parallel rate shifts are called "Ramps" and reflect incremental rate increases over a 12 month period. Alternate rate shifts include floor rates that generally provide more realistic projections of changes in net interest income and market risk, although given the current low rate environment deposits costs are overstated in a down 100 basis point scenario as the model does not currently allow for negative interest rates. Results of the simulations were compared to a base case scenario that provided projected net interest income over the next 12 months with no change in the balance sheet.  The estimated percentage changes in projected net interest income due to changes in interest rates of alternate down 100 basis points, ramp up 100, parallel up 200, and up 300 basis points as determined through the simulations are detailed below.  At December 31, 2018, the interest rate risk model results were within policy guidelines and indicated that our balance sheet is slightly liability sensitive over a one year period.  The results of the interest rate risk modeling are reviewed by ALCO and discussed quarterly at Funds Management committee meetings of our Board of Directors. The model captures data directly from our operating system along with additional information regarding rates and prepayment characteristics to construct an analysis that presents differences in repricing, cash flows and the maturity characteristics of earning assets and interest-bearing liabilities for selected time periods. As a result of an independent non-maturity deposit study commissioned in 2016, we updated our deposit beta assumptions, which are correlation assumptions between deposit rates and market rates, in rising rate scenarios on a consolidated basis from 40% to 60%. The actual deposit betas experienced in a rising rate scenario could be materially different from those assumed in the model, and therefore actual net income could be materially different from estimated net interest income indicated in the table below.

Net Interest Income at Risk in Year 1
Changes in Interest Rates	Estimated Increase / Decrease in NII at December 31, 2018
Shock Up 300 basis points	(1.12)%
Shock Up 200 basis points	(1.15)%
Ramp Up 100 basis points	(0.84)%
Alternate Down 100 basis points	(3.31)%

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

Liquidity is provided primarily by three sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, and borrowing lines with correspondent banks.  Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $66.2 million in projected cash flows from securities repayments during 2019 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the Federal Reserve Bank ("FRB") and with the Federal Home Loan Bank ("FHLB").  As of December 31, 2018, we had no borrowings with the FRB.  FHLB advances totaled $27.5 million at December 31, 2018 and consisted of a two fixed rate advances that matures in January 2019 and bears a fixed interest rate of 2.66%. The Bank has the ability to post additional collateral of approximately $210.6 million if necessary to meet liquidity needs.  Additionally, $302.6 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB.  Under existing agreements with the FHLB, our borrowing capacity totaled $275.1 million at December 31, 2018.  Additional unsecured borrowing lines totaling $30.0 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

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

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividend payments on the Series B and Series C Preferred Stock and dividends on the common stock.  We issued $8,248,000 in unsecured junior subordinated debentures in September 2004 and $7,217,000 in February 2001.  In August 2014, we paid off the $7.2 million junior subordinated debenture.  In December 2012, we acquired $13.9 million in unsecured junior subordinated debentures from PSB Financial Corporation.  The terms of the junior subordinated debentures are described in the notes to the consolidated financial statements.  Dividends from the Bank totaling $4,000,000 provided additional liquidity prior to the capital raise in 2017 for the Company to meet interest and dividend payments. Due to the loss reported for the year ended December 31, 2018, we currently do not have the ability to approve dividends from the Bank to the Company without prior approval from the OCC.  At December 31, 2018, the parent company had approximately $44.1 million cash available for general corporate purposes, including injecting capital into the Bank.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments, which included commitments to extend credit and letters of credit, totaled $261.6 million at December 31, 2018.

Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The Company uses the same credit policies, including considerations of collateral requirements, in making these commitments and conditional obligations as it does for on-balance sheet instruments.

See Note 15 to the consolidated financial statements for additional information on off-balance sheet arrangements.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto, presented herein, have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of operations.  Unlike most industrial companies, nearly all of our assets and liabilities are financial in nature.  As a result, interest rates generally have a greater impact on our performance than do the effects of general levels of inflation. For additional information, see “Funding Sources – Asset/Liability Management and Interest Rate Sensitivity.”

Non-GAAP Financial Measures

Certain financial information included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations is determined by methods other than in accordance with GAAP. The table below presents a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures. These non-GAAP financial measures include “adjusted net loss” and “adjusted diluted loss per share”. “Adjusted net loss” is defined as net loss available to common shareholders less tax-effected nonoperating income and expense items, including securities gains/losses. “Adjusted Diluted loss per share” is defined as net loss available to common shareholders adjusted for specified one-time items divided by diluted weighted-average shares.
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
Reconciliations of these non-GAAP financial measures to the most directly comparable measures as reported in accordance with GAAP are included in the table below (in thousands except per share data).

	Year Ended December 31,
	2018	2017
Adjusted Net Loss
Net loss available to common shareholders'	$(30,756)	$(15,003)
Adjustment items:
Regulatory remediation costs	19,721	2,628
Loans resolution expense	987	6,030
Severance and retention expenses	—	1,512
Branch closure expenses	145	1,368
Discount accretion acceleration	(726)	—
Tax effect of adjustments	(4,227)	(4,038)
After tax adjustment items	$15,900	$7,500
Tax expense adjustment items:
Attributable to valuation allowance on deferred tax	7,685	—
Attributable to remeasurement of deferred taxes at reduced federal corporate tax rate	—	3,595
Adjusted net loss	$(7,171)	$(3,908)

Weighted average number of shares - diluted	16,617,820	14,107,373
Net loss per diluted share	$(1.85)	$(1.06)
Adjusted net loss per diluted share	$(0.43)	$(0.28)

Average assets	$1,835,638	$1,929,538
Adjusted return on average assets	(0.39)%	(0.20)%

Average common equity	206,825	246,003
Adjusted return on average common equity	(3.47)%	(1.59)%

Adjusted Noninterest Expense
Total Noninterest Expense	$92,366	$80,537
Adjustment items:
Regulatory remediation costs	$(19,721)	$(2,628)
Loans resolution expense	(987)	(6,030)
Severance and retention expenses	—	(1,512)
Discontinued Branch project expenses	—	(465)
Branch closure expenses	(145)	(903)
Adjusted noninterest expense	$71,513	$68,999

Adjusted Total Revenue
Net interest income (TE)	68,308	75,382
Noninterest income	19,552	21,781
Total Revenue (TE)	87,860	97,163
Adjustment items
(Gain) loss on sale of securities	(49)	347
Gain on sale of branches	—	(744)
Adjusted total revenue (TE)	87,811	96,072

Efficiency ratio (GAAP)	105.49%	83.56%

Efficiency ratio (non-GAAP)	81.40%	71.82%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MidSouth Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Midsouth Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, other comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 18, 2019 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2005.

Atlanta, Georgia
March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MidSouth Bancorp, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited MidSouth Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations, other comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively, the financial statements), and our report dated March 18, 2019 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. A material weakness related to controls over income tax expense and a material weakness related to controls over the allowance for loan losses have been identified and included in Management’s Report on Internal Control over Financial Reporting. The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated March 18, 2019 on those financial statements.

Basis for Opinion
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

Atlanta, Georgia
March 18, 2019

MIDSOUTH BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2018 and 2017
(dollars in thousands, except per share data)
	2018	2017

Cash and due from banks	$27,701	$36,329
Interest-bearing deposits in banks	174,909	113,285
Federal funds sold	2,761	3,350
Securities available-for-sale, at fair value (cost $443,928 and $310,484)	437,754	307,130
Securities held-to-maturity, (fair value $36,974 and $80,920)	37,759	81,052
Total securities	475,513	388,182
Other investments	16,614	14,275
Loans held-for-sale	23,876	15,737
Loans	899,785	1,183,426
Allowance for loan losses	(17,430)	(26,888)
Loans, net	882,355	1,156,538
Premises and equipment, net	55,382	59,057
Goodwill and other intangibles assets	44,580	45,686
Cash surrender value of life insurance	15,135	14,896
Other real estate owned	1,067	2,001
Other assets	23,505	31,816
Total Assets	$1,743,398	$1,881,152

Liabilities
Deposits
Noninterest-bearing	$383,167	$416,547
Interest-bearing	1,068,904	1,063,142
Total deposits	1,452,071	1,479,689
Securities sold under agreements to repurchase	11,220	67,133
Federal Home Loan Bank advances	27,500	50,021
Junior subordinated debentures	22,167	22,167
Other liabilities	8,450	8,127
Total liabilities	1,521,408	1,627,137

Commitments and contingencies (Note 15)

Stockholders’ equity
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding, respectively	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 89,721 and 89,875 shares issued and outstanding, respectively	8,972	8,987
Common stock, $0.10 par value; 30,000,000 shares authorized, 16,641,017 and 16,548,829 shares issued and outstanding, respectively	1,664	1,655
Additional paid-in capital	169,111	168,412
Unearned ESOP shares	—	(937)
Accumulated other comprehensive loss	(4,035)	(1,828)
Retained earnings	14,278	45,726
Total stockholders’ equity	221,990	254,015
Total liabilities and stockholders’ equity	$1,743,398	$1,881,152
                 See notes to consolidated financial statements.

Consolidated Statements of Operations
Years Ended December 31, 2018 and 2017
(in thousands, except per share data)
	2018	2017
Interest income:
Loans, including fees	$60,485	$68,708
Investment securities:
Taxable	9,246	9,180
Nontaxable	1,146	1,498
Other interest income	4,635	1,237
Total interest income	75,512	80,623

Interest expense:
Deposits	5,919	4,099
Securities under agreement to repurchase	98	685
Federal Home Loan Bank advances	466	412
Junior subordinated debentures	1,025	830
Total interest expense	7,508	6,026

Net interest income	68,004	74,597
Provision for loan losses	16,740	30,200
Net interest income after provision for loan losses	51,264	44,397

Noninterest income:
Service charges on deposit accounts	7,844	8,968
ATM and debit card income	8,081	7,668
Credit card income	1,518	1,543
Gain (loss) on securities, net	(49)	347
Gain on sale of branches	—	744
Other	2,109	2,511
Total noninterest income	19,503	21,781

Noninterest expenses:
Salaries and employee benefits	32,292	33,889
Occupancy expense	12,501	15,670
ATM and debit card expense	2,555	2,721
Loss on transfer of loans to held-for-sale	987	6,030
Remediation expense	19,721	2,628
Other	24,261	19,599
Total noninterest expense	92,317	80,537
Loss before income taxes	(21,550)	(14,359)
Income tax (benefit) expense	5,966	(2,598)
Net loss	(27,516)	(11,761)
Dividends on preferred stock	3,239	3,242
Net loss available to common stockholders	$(30,755)	$(15,003)

Basic	$(1.85)	$(1.06)
Diluted	$(1.85)	$(1.06)

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2018 and 2017
(in thousands)
	2018	2017
Net loss	$(27,516)	$(11,761)
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during the year	(2,335)	(503)
Less: reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	58	—
Less: reclassification adjustment for net loss (gain) on sales of securities available-for-sale	49	(347)
Net change in unrealized losses on securities available-for-sale	(2,228)	(850)
Unrealized gain on derivative instruments designated as cash flow hedges:
Unrealized holdings gains on derivatives arising during the period	257	106
Less: reclassification adjustment for gains on derivative instruments	(267)	(17)
Net change in unrealized (loss) gain on derivative instruments	(10)	89
Total other comprehensive loss, before tax	(2,238)	(761)
Income tax effect related to items of other comprehensive loss	—	267
Total other comprehensive loss, net of tax	(2,238)	(494)
Total comprehensive loss	$(29,754)	$(12,255)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2018 and 2017
(in thousands, except per share data)
	Preferred Stock		Common Stock		Surplus	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2016	123,098	41,110	11,362,716	1,136	111,166	(1,233)	(1,010)	63,207	214,376
Net loss	—	—	—	—	—	—	—	(11,761)	(11,761)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	(2,880)	(2,880)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	(362)	(362)
Dividends on common stock - $0.20 per share	—	—	—	—	—	—	—	(2,802)	(2,802)
Conversion of Series C preferred stock to common stock	(1,223)	(123)	6,791	1	122	—	—	—	—
Issuance of common stock, net of offering expenses of $683	—	—	5,100,034	510	56,641	—	—	—	57,151
Restricted stock grant	—	—	58,090	6	(6)	—	—	—	—
Vested restricted stock	—	—	700	—	—	—	—	—	—
Exercise of stock options	—	—	20,498	2	264	—	—	—	266
ESOP shares released for allocation	—	—	—	—	—	296	—	—	296
Stock based compensation expense	—	—	—	—	225	—	—	—	225
Adoption ASU 2018-02	—	—	—	—	—	—	(324)	324	—
Change in accumulated other comprehensive income/loss	—	—	—	—	—	—	(494)	—	(494)
Balance December 31, 2017	121.875	40,987	16,548.829	1,655	168,412	(937)	(1,828)	45,726	254,015
Adoption of ASU 2016-01	—	—	—	—	—	—	31	(31)	—
Net loss	—	—	—	—	—	—	—	(27,516)	(27,516)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	(2,880)	(2,880)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	(359)	(359)
Dividends on common stock - $0.01 per share	—	—	—	—	—	—	—	(662)	(662)
Conversion of Series C preferred stock to common stock	(154)	(15)	855	—	15	—	—	—	—
Restricted stock grant	—	—	84,998	8	(8)	—	—	—	—
Restricted stock forfeitures	—	—	(43,197)	(4)	4	—	—	—	—
Exercise of stock options	—	—	49,532	5	638	—	—	—	643
ESOP shares released for allocation	—	—	—	—	—	127	—	—	127
ESOP reversal of unreleased shares	—	—	—	—	—	810	—	—	810
Stock based compensation expense	—	—	—	—	50	—	—	—	50
Change in accumulated other comprehensive income/loss	—	—	—	—	—	—	(2,238)	—	(2,238)
Balance December 31, 2018	121.721	40,972	16,641.017	1,664	169,111	—	(4,035)	14,278	221,990
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 2018 and 2017
(in thousands)
	2018	2017
Cash flows from operating activities:
Net loss	$(27,516)	$(11,761)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	7,569	8,199
Provision for loan losses	16,740	30,200
Deferred tax expense (benefit)	5,392	(879)
Net loss (gain) on sale of other real estate owned	70	(18)
Net write down of other real estate owned	212	422
Net (gain) loss on sale/disposal of premises and equipment	(239)	550
Proceeds from sale of loans held-for-sale	15,623	—
Write down of assets held-for-sale	—	1,359
Loss on transfer of loans to held-for-sale	987	6,030
Stock-based compensation expense	19	163
ESOP compensation expense	31	62
Net loss (gain) on sale of investment securities	49	(347)
Change in other assets, net	3,545	(9,822)
Change in other liabilities, net	87	1,119
Net cash provided by operating activities	22,569	25,277
Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	50,195	56,452
Proceeds from maturities and calls of securities held-to-maturity	18,644	15,417
Proceeds from sale of securities available-for-sale	8,965	16,979
Proceeds from sale of security held-to-maturity	—	887
Purchases of securities available-for-sale	(170,940)	(43,223)
Proceeds from redemption of other investments	—	57
Purchases of other investments	(2,386)	(916)
Net change in loans	234,273	50,544
Purchases of premises and equipment	(1,524)	(3,756)
Proceeds from sale of premises and equipment	875	2,075
Proceeds from sale of other real estate owned	1,108	1,763
Net cash provided by investing activities	139,210	96,279
Cash flows from financing activities:
Change in deposits	(27,618)	(99,741)
Change in securities sold under agreements to repurchase	(55,913)	(27,328)
Borrowings from FHLB	330,000	90,000
Repayments to FHLB	(352,500)	(65,046)
Proceeds from exercise of stock options	643	266
Proceeds from issuance of common stock	—	57,151
Payment of dividends on preferred stock	(3,239)	(3,242)
Payment of dividends on common stock	(662)	(2,880)
Net cash used in financing activities	(109,289)	(50,820)
Net increase in cash and cash equivalents	52,490	70,736
Cash and cash equivalents, beginning of year	152,964	82,228
Cash and cash equivalents, end of year	$205,454	$152,964
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2018 and 2017
(in thousands)
	2018	2017
Supplemental cash flow information:
Interest paid	$7,495	$6,057
Income taxes paid	—	2,500
Noncash investing and financing activities:
Transfer of held-to-maturity securities to available-for-sale	23,945	—
Transfer of loans to other real estate	456	1,993
Transfer of loans to held-for-sale	24,097	15,737

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

A summary of significant accounting policies follows:

Cash and cash equivalents—Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in other banks with original maturities of less than 90 days, and federal funds sold. At December 31, 2018 and 2017, the reserve requirements were $9.9 million and $6.7 million, respectively and the requirement was met by cash on hand.

Investment Securities—We determine the appropriate classification of debt securities at the time of purchase and reassesses this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale. We had no trading account securities during the two years ended December 31, 2018. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of stockholders’ equity.

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

Other Investments—Other investments include Federal Reserve Bank and Federal Home Loan Bank stock, as well as other correspondent bank stocks, which have no readily determined market value and are carried at cost.  Due to the redemption provisions of the investments, the fair value equals cost and no impairment exists.

Loans held-for-sale—Loans are classified as held-for-sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held-for-sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or estimated fair value.  Fair value is based on commitments from investors or prevailing market prices. Gains and losses on sales are recorded in noninterest income or expense.

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

Management and the Board of Directors believe the allowance for loan losses is appropriate at December 31, 2018.  While determination of the allowance for loan losses is based on available information at a given point in time, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

Assets held-for-sale—Branch closures are evaluated to determine if the related land, buildings and building improvements should be transferred to assets held-for-sale in accordance with FASB ASC Topic 360, Property, Plant and Equipment. The property is transferred to assets held-for-sale at the lower of its carrying value or fair value less cost to sell. An impairment loss is recorded at the time of transfer if the carrying value of the assets exceeds the fair value. Impairment losses are recorded as non-interest expense.

Derivatives—Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheets and, as required by ASC Topic 815, Derivatives and Hedging, the Company records all derivatives at fair value.  Accounting for changes in fair value of derivatives differs depending on whether the derivative has been designated and qualifies as part of a hedge relationship, and further, on the type of relationship.

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

Derivatives Not Designated as Hedging Relationships

The Company offers certain derivative instruments directly to qualified commercial lending clients seeking to manage their interest rate risk. These derivative instruments, including interest rate swap agreements, are not designated for hedge accounting and changes in fair value are recognized in earnings immediately. Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional balance of interest rate swap agreements held by the Company at December 31, 2018 and 2017 was minimal and not material to the consolidated balance sheets.

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

Reclassifications - Certain items in prior financial statements have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This guidance was further modified in July 2018 by ASU No. 2018-10, Codification Improvements to Topic 842 Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. These updates require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. For public entities, these updates are effective for fiscal years beginning after December 15, 2018, with the option to transition with a modified retrospective application to prior periods presented or to apply the guidance as of the adoption date without restating prior periods. The Company plans to apply the guidance as of the adoption date without restating prior periods, and expects to report higher assets and liabilities as a result of including leases on the consolidated balance sheet. At December 31, 2018, future minimum lease payments amounted to $10.3 million. The Company does not expect the new guidance to have a material impact on the consolidated statements of income or the consolidated statements of shareholders’ equity.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was further modified in November 2018 by ASU No. 2018–19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, the Company expects that the allowance for credit losses will be higher given the change to estimated losses for the estimated life of the financial asset, however management is still in the process of determining the potential magnitude of the increase. Management has formed a steering committee and has completed a gap assessment that became the basis for a full project plan. In addition, management has selected a vendor model and begun the implementation phase of the project plan. The Company is implementing a new software program to ensure it is prepared for implementation by the effective date.
In June 2018, the FASB issued ASU No. 2018-08, Not for Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This update clarifies the guidance about whether a transfer of assets (or the reduction, settlement or cancellation of liabilities) is a contribution or an exchange transaction. In addition, the guidance clarifies the determination of whether a transaction is conditional. For public entities, this update is effective for contributions made in fiscal years beginning after December 15, 2018. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update removes disclosures that are no longer considered cost beneficial, modifies certain requirements of disclosures, and adds disclosure requirements identified as relevant. For public entities, this guidance is effective for fiscal years ending after December 15, 2019 and, depending on the provision, requires either prospective or retrospective application to prior periods presented. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This update permits the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

Recently Adopted Accounting Pronouncements— In January 2016, the FASB issued ASU 2016-1, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The guidance in this update requires that equity investments (except those accounted for under the equity method of accounting) be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, the guidance addresses various disclosure and presentation issues related to financial instruments. For public entities, this update was effective for fiscal years beginning after December 15, 2017 with early application permitted. The adoption of this update did not have a material impact on the consolidated financial statements. There was an opening balance sheet adjustment of $31,000 as a result of the adoption.
In February 2018, the FASB issued ASU 2018-02 - Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This update seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"), enacted on December 22, 2017.  This guidance was issued in response to concerns regarding current accounting guidance that requires deferred tax assets and deferred tax liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate.  The amendments of this guidance allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, public business entities are allowed to early adopt the amendments of this guidance in any interim period for which the financial statements have not yet been issued.  The amendments of this guidance may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized.  As a result of the remeasurement of the Company's deferred tax assets and deferred tax liabilities following the enactment of the Tax Reform Act, accumulated other comprehensive loss included $324,000 of stranded tax effects at December 31, 2017.  The Company early adopted This guidance during the first quarter of 2018 and made an election to reclassify the stranded tax effects from accumulated other comprehensive loss to retained earnings at the beginning of the period of adoption.  The reclassification of the stranded tax effects, resulted in an increase of $324,000 in accumulated other comprehensive loss and a corresponding increase of $324,000 in retained earnings.
In August 2017, the FASB issued ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purposes of this guidance are to (1) improve the transparency and understandability of information conveyed in financial statements about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with the economic objectives of those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. this guidance is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption in an interim period permitted. This guidance requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the beginning of the fiscal year of adoption. During the fourth quarter of 2018, the Company early adopted the provisions of this guidance, and the adoption did not have a material impact on the Company's consolidated financial statements. At December 31, 2018 , we transferred $23.9 million in securities held-to-maturity to securities available-for-sale, and made a reclassification adjustment of $58,000 to accumulated other comprehensive loss.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU provides guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and was applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. On January 1, 2018, the Company adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively, ASC 606) using the modified retrospective approach. Because the guidance did not apply to revenue associated with financial instruments, including loans, leases, derivatives and securities, and revenue sources within scope were not materially affected, the new revenue recognition guidance did not have a material impact on the consolidated financial statements.

NOTE 2. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with gross unrealized gains and losses are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. Agencies	$3,016	$56	$—	$3,072
State, county, and municipal securities	44,639	214	765	44,088
Mortgage-backed securities	370,706	1,092	5,921	365,877
Corporate debt securities	25,567	433	1,283	24,717
Total debt securities available-for-sale	$443,928	$1,795	$7,969	$437,754

December 31, 2017
State, county, and municipal securities	$23,042	$209	$442	$22,809
Mortgage-backed securities	263,467	915	4,863	259,519
Corporate debt securities	23,975	837	10	24,802
Total debt securities available-for-sale	$310,484	$1,961	$5,315	$307,130

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
State, county, and municipal securities	$1,977	$1	$10	$1,968
Mortgage-backed securities	35,782	—	776	35,006
Total debt securities held-to-maturity	$37,759	$1	$786	$36,974

December 31, 2017
State, county, and municipal securities	$35,908	$265	$22	$36,151
Mortgage-backed securities	45,144	171	546	44,769
Total debt securities held-to-maturity	$81,052	$436	$568	$80,920

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2018 by contractual maturity are shown below (in thousands).

	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$10,894	$9,710
Due after five years through ten years	35,203	35,620
Due after ten years	27,125	26,547
Mortgage-backed securities¹	370,706	365,877
Total debt securities available-for-sale	$443,928	$437,754

	Amortized Cost	Fair Value
Held-to-maturity:
Due in one year or less	$766	$766
Due after one year through five years	1,211	1,202
Mortgage-backed securities¹	35,782	35,006
Total debt securities held-to-maturity	$37,759	$36,974
¹Actual maturities may differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

The following summarizes the fair value of securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 months		12 Months of More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, county, and municipal securities	$2,573	$11	$19,539	$754	$22,112	$765
Mortgage-backed securities	25,706	34	197,036	5,887	222,742	5,921
Corporate debt securities	3,307	1,283	—	—	3,307	1,283
Total	$31,586	$1,328	$216,575	$6,641	$248,161	$7,969

December 31, 2017
State, county, and municipal securities	$596	$5	$12,716	$437	$13,312	$442
Mortgage-backed securities	87,390	772	145,696	4,091	233,086	4,863
Corporate debt securities	2,990	10	—	—	2,990	10
Total	$90,976	$787	$158,412	$4,528	$249,388	$5,315

The following summarizes the fair value of securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018
State, county, and municipal securities	$—	$—	$1,703	$10	$1,703	$10
Mortgage-backed securities	—	—	35,006	776	35,006	776
Total debt securities	$—	$—	$36,709	$786	$36,709	$786

December 31, 2017
State, county, and municipal securities	$6,340	$22	$—	$—	$6,340	$22
Mortgage-backed securities	13,138	95	12,090	451	25,228	546
Total debt securities	$19,478	$117	$12,090	$451	$31,568	$568

At December 31, 2018, the Company had 107 securities in an unrealized loss position. Management evaluates whether unrealized losses on securities represent impairment that is other than temporary on a quarterly basis. For debt securities, the Company considers its intent to sell or hold the securities and if it is more likely than not the Company will be required to sell the securities.  If such impairment is identified, based upon the intent to sell or the more likely than not threshold, the carrying amount of the security is reduced to fair value with a charge to earnings. Upon the result of the aforementioned review, management then reviews for potential other than temporary impairment based upon other qualitative factors.  In making this evaluation, management considers changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, performance of the debt security, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. If determined that a debt security has incurred other than temporary impairment, then the amount of the credit related impairment is determined.  For equity securities, management reviews the near term prospects of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors when determining if an unrealized loss is other than temporary. If a credit loss is evident, the amount of the credit loss is charged to earnings and the non-credit related impairment is recognized through other comprehensive income. At December 31, 2018, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

Sales of securities available-for-sale and held-to-maturity securities are summarized in the following table (in thousands):

	December 31, 2018	December 31, 2017
Available-for-sale securities
Proceeds from sales	$8,965	$16,979

Gross gains on sales	$239	$449
Gross losses on sales	(288)	(109)
Net realized (losses) gains on sales	$(49)	$340

Held-to-maturity securities
Proceeds from sales	$—	$887

Gross gains on sales	$—	$7
Net realized gains on sales	$—	$7

In the fourth quarter of 2018, certain debt securities with an aggregate amortized cost of $23.9 million and fair value of $24.0 million were transferred from held-to-maturity securities to available-for-sale securities as part of the adoption of ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Securities with an aggregate carrying value of $162.5 million and $177.9 million at December 31, 2018 and 2017, respectively, were pledged to secure public funds on deposit and for other purposes required or permitted by law.

NOTE 3. LOANS

The loan portfolio is summarized as follows (in thousands):

	December 31,
	2018	2017
Commercial, financial and agricultural	$267,340	$435,207
Real estate – construction	87,506	90,287
Real estate – commercial	368,449	454,051
Real estate – residential	132,435	146,751
Consumer and other	43,506	56,398
Lease financing receivable	549	732
Total loans	899,785	1,183,426
Less allowance for loan losses	(17,430)	(26,888)
Total loans, net	$882,355	$1,156,538

The following table summarizes the allowance for loan losses for the periods indicated (in thousands):

	December 31,
	2018	2017
Balance, beginning of year	$26,888	$24,372
Provision for loan losses	16,740	30,200
Recoveries	2,056	1,193
Charge-offs	(28,254)	(28,877)
Balance, end of year	$17,430	$26,888

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At December 31, 2018, one industry segment concentration, the oil and gas industry, aggregates more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $112.6 million, or 12.5% of total loans.  Of the $112.6 million loans to borrowers in the oil and gas industry, $4.3 million or 3.8% were on nonaccrual status at December 31, 2018.

The following table details activity in the allowance for loan losses by loan type for the years indicated (in thousands):

	December 31, 2018
	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer and Other	Lease Financing Receivable	Total
Allowance for loan losses:
Beginning balance	$20,577	$596	$3,893	$837	$982	$3	$26,888
Charge-offs	(17,815)	(78)	(8,956)	(667)	(738)	—	(28,254)
Recoveries	1,704	—	7	41	304	—	2,056
Provision	6,167	(378)	9,969	945	37	—	16,740
Ending balance	$10,633	$140	$4,913	$1,156	$585	$3	$17,430
Ending balance: individually evaluated for impairment	$470	$4	$—	$—	$—	$—	$474
Ending balance: collectively evaluated for impairment	$10,163	$136	$4,913	$1,156	$585	$3	$16,956

Loans:
Ending balance	$267,340	$87,506	$368,449	$132,435	$43,506	$549	$899,785
Loans individually evaluated for impairment	$3,949	$248	$3,395	$—	$—	$—	$7,592
Loans collectively evaluated for impairment	$263,391	$87,258	$365,054	$132,435	$43,506	$549	$892,193

	December 31, 2017
	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	Consumer and Other	Lease Financing Receivable	Total
Allowance for loan losses:
Beginning balance	$16,057	$585	$5,384	$940	$1,401	$5	$24,372
Charge-offs	(20,451)	(70)	(6,648)	(543)	(1,165)	—	(28,877)
Recoveries	652	—	162	105	274	—	1,193
Provision	24,319	81	4,995	335	472	(2)	30,200
Ending balance	$20,577	$596	$3,893	$837	$982	$3	$26,888
Loans individually evaluated for impairment	$7,197	$23	$131	$5	$14	$—	$7,370
Loans collectively evaluated for impairment	$13,380	$573	$3,762	$832	$968	$3	$19,518

Loans:
Ending balance	$435,207	$90,287	$454,051	$146,751	$56,398	$732	$1,183,426
Loans individually evaluated for impairment	$38,778	$66	$11,128	$618	$48	$—	$50,638
Loans collectively evaluated for impairment	$396,429	$90,221	$442,923	$146,071	$56,350	$732	$1,132,726
Loans acquired with deteriorated credit quality	$—	$—	$—	$62	$—	$—	$62

The following table presents an analysis of past due loans, by loan type, at the dates indicated (in thousands):

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 days and Accruing
Commercial, financial, and agricultural	$385	$902	$2,173	$3,460	$263,880	$267,340	$—
Real estate - construction	47	—	117	164	87,342	87,506	—
Real estate - commercial	435	—	771	1,206	367,243	368,449	—
Real estate - residential	695	31	1,407	2,133	130,302	132,435	—
Consumer and other	176	28	56	260	43,246	43,506	—
Lease financing receivable	—	—	—	—	549	549	—
	$1,738	$961	$4,524	$7,223	$892,562	$899,785	$—

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans > 90 days and Accruing
Commercial, financial, and agricultural	$1,195	$1,893	$14,847	$17,935	$417,272	$435,207	$545
Real estate - construction	616	—	190	806	89,481	90,287	125
Real estate - commercial	5,889	6,402	4,163	16,454	437,597	454,051	58
Real estate - residential	1,065	235	559	1,859	144,892	146,751	—
Consumer and other	276	32	34	342	56,056	56,398	—
Lease financing receivable	—	—	—	—	732	732	—
	$9,041	$8,562	$19,793	$37,396	$1,146,030	$1,183,426	$728

The following table presents nonaccrual loans, by loan type, at the dates indicated (in thousands):

	December 31,
	2018	2017
Commercial, financial and agricultural	$3,599	$37,418
Real estate - construction	278	66
Real estate - commercial	2,977	11,128
Real estate - residential	2,008	618
Consumer and other	58	48
Total nonaccrual loans¹	$8,920	$49,278
¹ As of 12/31/2018, the Company had signed a letter of intent for a bulk sale of impaired loans which included $20.4 million of nonaccrual loans. These loans are reported as loans held-for-sale and thus not included in the above table.

The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as impaired, totaled $5.1 million and $3.4 million, for the years ended December 31, 2018, and 2017.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the periods presented (in thousands):

	December 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$2,924	$3,011	$—	$13,791	$56
Real estate - construction	117	117	—	59	—
Real estate - commercial	3,395	3,395	—	6,922	38
Real estate - residential	—	—	—	151	—
Consumer and other	—	—	—	—	—
Subtotal	6,436	6,523	—	20,923	94
With related allowance recorded:
Commercial, financial, and agricultural	1,025	1,025	470	7,572	—
Real estate - construction	131	131	4	97	—
Real estate - commercial	—	—	—	329	—
Real estate - residential	—	—	—	158	—
Consumer and other	—	—	—	24	—
Subtotal	1,156	1,156	474	8,180	—
Total impaired loans	$7,592	$7,679	$474	$29,103	$94

	December 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance (1)	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial, and agricultural	$24,659	$30,630	$—	$19,880	$90
Real estate - construction	—	—	—	5	—
Real estate - commercial	10,471	11,965	—	11,590	—
Real estate - residential	302	302	—	602	—
Consumer	—	—	—	37	—
Subtotal	35,432	42,897	—	32,114	90
With related allowance recorded:
Commercial, financial, and agricultural	14,119	14,150	7,197	15,245	1
Real estate – construction	66	136	23	33	—
Real estate - commercial	657	657	131	8,318	—
Real estate - residential	316	316	5	620	—
Consumer	48	50	14	258	—
Subtotal	15,206	15,309	7,370	24,474	1
Total impaired loans	$50,638	$58,206	$7,370	$56,588	$91
(1) Troubled debt restructuring totaling $1.3 million and $9.9 million are included in the recorded investment of impaired loans as of December 31, 2018 and 2017. There is no related allowance with troubled debt restructuring as of December 31, 2018 and 2017.

The Company assigns into risk categories based on relevant information about the ability of borrowers to pay their debt, such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. A loan's risk grade is assigned at inception based upon the strength of the repayment sources and reassessed periodically throughout the year. Loans that exhibit weaknesses and are over a certain dollar threshold are subject to more frequent review. The following are descriptions of the general characteristics of risk grades special mention and worse:

Special Mention: Weakness exists that could cause future impairment, including the deterioration of financial ratios, past due status, and questionable management capabilities. Collateral values generally afford adequate coverage but may not be immediately marketable.

Substandard: Specific and well-defined weaknesses exist that may include poor liquidity and deterioration of financial ratios. Currently the borrower maintains the capacity to service the debt. The loan may be past due and related deposit accounts experiencing overdrafts. Substandard loans are characterized by the distinct possibility the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table presents the risk grades, by loan type, at the dates indicated (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2018
Commercial, Financial & Agricultural	$240,232	$20,259	$6,849	$—	$267,340
Real Estate - Construction	83,240	3,910	356	—	87,506
Real Estate - Commercial	329,213	23,475	15,761	—	368,449
Real Estate - Residential	125,984	1,955	4,496	—	132,435
Consumer and other	43,416	5	85	—	43,506
Lease Financing Receivable	549	—	—	—	549
Total loans	$822,634	$49,604	$27,547	$—	$899,785
December 31, 2017
Commercial, Financial & Agriculture	$358,373	$9,687	$67,147	$—	$435,207
Real Estate - Construction	89,323	600	364	—	90,287
Real Estate - Commercial	416,925	3,823	33,303	—	454,051
Real Estate - Residential	144,250	1,233	1,268	—	146,751
Consumer and other	56,041	—	357	—	56,398
Lease Financing Receivable	699	—	33	—	732
Total loans	$1,065,611	$15,343	$102,472	$—	$1,183,426

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a restructuring of a debt made by the Company in which a debtor is granted a concession for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider.  The Company grants the concession in an attempt to protect as much of its investment as possible. As of December 31, 2018, and 2017 there were no commitments to lend additional funds to debtors owing sums to the Company whose terms have been modified in TDRs.

The following tables provides information on loans that were modified as TDRs during the periods presented (in thousands):

	December 31, 2018			December 31, 2017
	Number of loans	Pre-modification recorded investment	Post-modification recorded investment(1)	Number of loans	Pre-modification recorded investment	Post-modification recorded investment(1)
Commercial, financial and agricultural	—	$—	$—	6	$2,002	$2,002
Real estate – commercial	1	557	557	—	—	—
	1	$557	$557	6	$2,002	$2,002
(1)The pre-modification and post-modification recorded investment amount represent the recorded investment on the date of the loan modification. Since the modifications on these loans were payment modifications, not principal reductions, the pre-modification and post-modification recorded investment amount is the same.

As of December 31, 2018 and 2017, TDRs that had a payment default during the twelve-month periods and that were modified within the previous 12 months was $0 and $18,000, respectively. The Company defines a payment default as any loan that is greater than 30 days past due or was past due greater than 30 days at any point during the reporting period, or since the date of modification, whichever is shorter.

A troubled debt restructuring by definition is an impaired loan, as such all TDRs that meet the dollar threshold are reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined an impairment exists, either because of a delinquency or other credit related issues, a specific reserve is recorded for the loan. There are no specific reserves on TDRs as of December 31, 2018 and 2017.

In the opinion of management, all transactions entered into between the Company and such related parties have been and are made in the ordinary course of business, on substantially the same terms and conditions, including interest rates and collateral, as similar transactions with unaffiliated persons and do not involve more than the normal risk of collection. As of December 31, 2018 and 2017, related party loans were $213,000 and $1.8 million, respectively.

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment are summarized follows (in thousands):

	December 31,
	2018	2017
Land	$14,790	$15,030
Buildings and improvements	53,275	52,955
Furniture, fixtures, and equipment	29,736	29,572
Automobiles	532	1,596
Leasehold improvements	9,024	9,261
Construction-in-process	462	530
Premises and equipment, gross	107,819	108,944
Accumulated depreciation and amortization	(52,437)	(49,887)
Premises and equipment, net	$55,382	$59,057

Depreciation expense for premises and equipment was $4.6 million and $5.7 million for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018, future minimum lease payments due under non-cancellable operating leases are as follows (in thousands):

2019	1,633
2020	1,646
2021	1,217
2022	417
2023	346
Thereafter	5,015
$10,274

Rent expense under operating leases was $2.2 million and $2.5 million for the years ended December 31, 2018 and 2017, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill and other intangible assets for each of the years ended December 31, 2018 and 2017 was $44.6 million and $45.7 million, respectively. The carrying amount of goodwill at December 31, 2018 and 2017 was $42.2 million. Goodwill is evaluated for impairment on at least an annual basis and more frequently if an event occurs or circumstances indicate the carrying value exceeds the fair value. At December 31, 2018, the Company performed a qualitative assessment to determine if it was more likely than not that the fair value exceeded carrying value. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

Changes to the carrying amount of the intangible asset is presented in the table below (in thousands):

Core deposit intangible	December 31, 2018	December 31, 2017
Balance, beginning of year	$11,674	$11,674
Accumulated amortization	(9,265)	(8,159)
Balance, end of year	$2,409	$3,515

Amortization expense of $1.1 million was recorded on the core deposit intangible for the years ended December 31, 2018 and 2017, respectively.

The amortization expense on the core deposit intangible assets for the three succeeding years is as follows (in thousands):

2019	$1,106
2020	726
2021	577
$2,409

NOTE 6. DEPOSITS

Deposits are summarized as follows (in thousands):

	December 31,
	2018	2017
Noninterest-bearing	$383,167	$416,547
Savings and money market	488,181	446,215
NOW accounts	400,625	434,646
Time deposits less than $250	155,394	156,296
Time deposits $250 or more	24,704	25,985
Total deposits	$1,452,071	$1,479,689

At December 31, 2018 and 2017, overdrawn deposit accounts reclassified as loans was $787,000 and $799,000, respectively. At December 31, 2018 and 2017, the Company had outstanding brokered deposits of $59.9 million and $45.8 million, respectively.

At December 31, 2018 the following table presents the contractual maturities of time deposits, including brokered time deposits, are summarized as follows (in thousands):

2019	$107,416
2020	44,101
2021	12,239
2022	8,923
2023	7,417
Thereafter	2
$180,098

Deposits from principal officers, directors and their affiliates totaled $3.9 million and $11.9 million at December 31, 2018 and 2017, respectively.

NOTE 7. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2018 and 2017, retail repurchase agreements, defined as securities sold under agreements to repurchase from our customers, totaled $11.2 million and $67.1 million, respectively.  These retail repurchase agreements are secured overnight borrowings from customers, which may be drawn on demand.  The agreements bear interest at a rate determined by us.  The average rate of the outstanding agreements was 0.47% at December 31, 2018 and 2017.  The Company had pledged securities with a market value of $18.2 million and $67.9 million as collateral at December 31, 2018 and 2017, respectively.

NOTE 8. DEBT

At December 31, 2018 and 2017, FHLB advances totaled $27.5 million and $50.0 million , respectively. The FHLB advances at December 31, 2018 consisted of two FHLB advances with maturities of 1 month at a fixed interest rate of 2.66%. The FHLB advances at December 31, 2017 consisted of two FHLB advances with maturities of 1 month at a fixed interest rate of 1.59% and one advance maturing January 2019 bearing a fixed interest rate of 1.985%. This advance was terminated in the third quarter of 2018.

A description of the junior subordinated debentures outstanding is as follows (in thousands):

				December 31,
Date Issued	Maturity Date	Interest Rate	Callable After	2018	2017
July 31, 2001	July 9, 2031	3 month LIBOR plus 3.30%	July 31, 2006	$5,671	$5,671
September 20, 2004	September 20, 2034	3 month LIBOR plus 2.50%	September 20, 2009	8,248	8,248
October 12, 2006	December 15, 2036	3 month LIBOR plus 1.85%	June 26, 2011	5,155	5,155
June 21, 2007	June 21, 2037	3 month LIBOR plus 1.70%	June 15, 2012	3,093	3,093
				$22,167	$22,167

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

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Allowance for loan losses	$3,660	$5,860
Loss on transfer of loans to held-for-sale	—	1,266
Unrealized losses on securities	1,312	713
Write-down on assets held-for-sale	41	285
Core deposit intangible	283	153
Deferred compensation	310	358
Tax net operating loss carryforward	8,563	—
Other	635	667
Valuation Allowance	(11,056)	—
Total deferred tax assets	3,748	9,302
Deferred tax liabilities:
Premises and equipment	1,315	1,589
Goodwill	1,540	1,321
FHLB stock dividends	73	57
Unrealized gains on cash flow hedges	224	226
Prepaid expenses	295	220
Purchase accounting adjustments on securities	229	392
Other	72	105
Total deferred tax liabilities	3,748	3,910
Net deferred tax asset	$—	$5,392

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law which reduced the federal corporate income tax rate from 35 % to 21% effective January 1, 2018. During the fourth quarter of 2017, the Company's net deferred tax assets were revalued at the new tax rate, and this adjustment resulted in a $3.6 million increase to income tax expense.

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

A valuation allowance is recognized against deferred tax assets when, based on the consideration of all available positive and negative evidence using a more likely than not criteria, it is determined that all or a portion of these tax benefits may not be realized. This assessment requires consideration of all sources of taxable income available to realize the deferred tax asset, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. The Company incurred losses on a cumulative basis for the two-year period ended December 31, 2018, which is considered to be significant negative evidence. The positive evidence considered in support was insufficient to overcome this negative evidence. As a result, the Company established a full valuation allowance for its net deferred tax asset in the amount of $11.1 million as of December 31, 2018.

The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income.

 Components of income tax (benefit) expense are as follows (in thousands):

	2018	2017
Current	$—	$(1,719)
Deferred benefit	(5,090)	(4,474)
Write-down of net deferred tax asset resulting from the Tax Cuts and Jobs Act	—	3,595
Change in valuation allowance	$11,056	$—
Total income tax (benefit) expense	$5,966	$(2,598)

The provision for federal income taxes differs from the amount computed by applying the U.S. Federal income tax statutory rate of 21% on pre-tax income as follows (in thousands):

	December 31,
	2018	2017
Taxes calculated at statutory rate	$(4,526)	$(5,026)
Increase (decrease) resulting from:
Tax-exempt interest, net	(241)	(524)
Deferred compensation	(218)	(315)
Write-down of net deferred tax asset resulting from the Tax Cuts and Jobs Act	—	3,595
Change in valuation allowance	11,056	—
Other	(105)	(328)
	$5,966	$(2,598)

The Company’s federal income tax returns are open and subject to examination from the 2015 tax return year and forward. The various state income and franchise tax returns are generally open from the 2015 and later tax return years based on individual state statutes of limitation. We are not currently under examination by federal or state tax authorities for the 2015, 2016, or 2017 tax years.

NOTE 10. EMPLOYEE BENEFITS

The Company sponsors a leveraged employee stock ownership plan (“ESOP”) that covers all employees who meet minimum age and service requirements. The Company makes annual contributions to the ESOP in amounts as determined by the Board of Directors. These contributions are used to service the loan and release additional shares, with the shares serving as collateral for the ESOP debt. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. During 2014, the ESOP borrowed $283,000 from the Company for the purpose of purchasing shares of the Company's common stock.  The loan proceeds were used to purchase a total of 16,000 shares at an average price per share of $17.71.  During 2015, the ESOP borrowed an additional $997,000 from the Company, to purchase an additional 76,526 shares at an average price per share of $13.02. During 2016, the ESOP borrowed an additional $499,000 from the Company to purchase an additional 62,014 shares at an average price per share of $8.05. During 2017, all outstanding ESOP loans were consolidated into one loan that matures on August 5, 2024. The balance of the ESOP loan was $810,000 and $937,000 at December 31, 2018 and December 31, 2017, respectively.

During the fourth quarter of 2018 as part of a strategic decision to enhance contributions to its 401K, the Company decided to permanently discontinue funding contributions to the Company's ESOP, including contributions to repay the loan made by the Company to the ESOP. The Company plans to use the unreleased ESOP shares to repay the ESOP loan. As a result unearned compensation has been reduced to $0 at December 31, 2018.

ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2018 was 2017 was approximately $242,000 and $472,000, respectively. ESOP shares as of December 31, 2018 and 2017 were as follows:

	2018	2017
Allocated shares	519,085	597,663
Shares released for allocation	11,928	25,875
Unreleased shares	64,336	88,192
Total ESOP shares	595,349	711,730

Fair value of unreleased shares at December 31	$682,000	$1,169,000

The Company has deferred compensation arrangements with certain officers, which will provide them a fixed benefit after retirement. During 2018 and 2017, distributions related to these agreements totaled $67,000 and $13,000, respectively. The Company recorded a liability of approximately $1.4 million at December 31, 2018 and 2017 in connection with these agreements.  Deferred compensation expense recognized in 2018 and 2017 was approximately $82,000 and $74,000, respectively.

The Company sponsors defined contribution post-retirement benefit agreements to provide death benefits for the designated beneficiaries of certain of the Company's executive officers.  Under the agreements, split-dollar whole life insurance contracts were purchased on certain executive officers. The increase in the cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Company's contribution to the agreements each year.  In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the agreements.  During 2018 and 2017 the Company incurred expenses of $1,000 and $31,000, respectively, related to the agreements.

The Company has a 401(k) retirement plan covering substantially all employees who have been employed for 90 days and meet certain other requirements.  Under this plan, employees can contribute a portion of their salary within the limits provided by the Internal Revenue Code into the plan.  The Company made contributions to the plan totaling $245,000 and $271,000 in 2018 and 2017, respectively.

NOTE 11. EMPLOYEE STOCK PLANS

The Company awards its employees and directors various forms of share-based incentives under certain plans approved by its shareholders. Awards granted under the plans may be in the form of qualified or nonqualified stock options, restricted stock, restricted stock units, long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 560,000 subject to adjustment in certain circumstances to prevent dilution. At December 31, 2018 , there were 522,156 shares available to be issued under the plans.

Stock Options – The 75,826 options outstanding at December 31, 2018 were all issued under the plans and are incentive stock options with a term of ten years, vesting 20% each year on the anniversary date of the grant.  The following table summarizes activity relating to stock options:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)
Outstanding at December 31, 2016	298,995	$13.90
Granted	—	—
Exercised	(20,499)	12.97		$58
Forfeited or expired	(90,221)	13.62
Outstanding at December 31, 2017	188,275	$14.14
Granted	—	—
Exercised	(49,532)	12.97		$86
Forfeited or expired	(62,917)	15.27
Outstanding at December 31, 2018	75,826	$13.97	3.83
Exercisable at December 31, 2017	176,024	13.92
Exercisable at December 31, 2018	75,826	13.97	3.83

A summary of changes in unvested options for the period ended December 31, 2018 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested options outstanding, beginning of year	20,256	$4.97
Vested	(5,255)	5.59
Forfeited	(15,001)	4.76
Unvested options outstanding, end of year	—	$—

As of December 31, 2018 there was no unrecognized compensation cost related to nonvested stock option grants due to all stock option grants being fully vested as of year-end.  The forfeiture benefit net of options expense recognized for the year ended December 31, 2018 was $166,000. The total amount of options expensed during the year ended December 31, 2017 was $58,000.

Restricted Stock Awards and Restricted Stock Units – During 2018 and 2017, the Compensation Committee of the Board of Directors of the Company made restricted stock grants under the plans.  The restricted shares of stock are subject to the terms of a Restricted Stock Grant Agreement between the Company and each recipient. Prior to vesting, the recipient will be entitled to vote the shares and receive dividends or dividends will accrue and paid at vesting, if any, declared by the Company with respect to its common stock.  Compensation expense for restricted stock is based on the fair value of the restricted stock awards at the time of the grant, which is equal to the market value of the Company’s common stock on the date of grant.  The value of the restricted stock grants that are expected to vest is amortized monthly into compensation expense over the vesting period of one to five years.

For the year ended December 31, 2018 and 2017, compensation expense of $185,000 and $105,000 , respectively, was recognized related to non-vested restricted stock awards and restricted stock units. As of December 31, 2018, there was $809,000 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units awards granted under the plan. The unrecognized compensation cost related to restricted stock awards at December 31, 2018 is expected to be recognized over a weighted-average period of 4.2 years.

The following table summarizes activity relating to non-vested restricted stock awards and restricted stock units:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards
Non-vested at December 31, 2016	14,764	$13.03
Granted	48,526	13.98
Forfeited	(4,500)	13.92
Vested	(700)	13.92
Non-vested at December 31, 2017	58,090	$13.74
Granted	84,998	13.89
Forfeited	(43,197)	13.85
Vested	(2,750)	13.92
Non-vested at December 31, 2018	97,141	13.80

Restricted stock units
Non-vested at December 31, 2017	—	$—
Granted	26,075	13.94
Forfeited	(3,540)	13.98
Vested	—	—
Non-vested at December 31, 2018	22,535	13.93

NOTE 12. DERIVATIVES

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. Forward starting interest rate swaps with a notional amount totaling $12.5 million and $15.0 million were entered into on July 6, 2016 and were designated as cash flow hedges of certain repurchase agreements and FHLB advances. The swaps mature in August 2021 and December 2021, respectively. The swaps operate under a pay fixed of .993% and 1.043%, respectively, and receive variable each at LIBOR flat. The swaps were determined to be fully effective during the periods presented and therefore no ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/(other liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in other comprehensive income (loss) would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. At December 31, 2018 and 2017, the fair value of the swap totaled an asset of $1.1 million for both years. Interest expense recorded on this swap transaction totaled $403,000 and $77,000 during 2018 and 2017 and is reported as a component of interest expense.

NOTE 13. OTHER COMPREHENSIVE LOSS

The following is a summary of the tax effects allocated to each component of other comprehensive loss (in thousands):

	December 31,
	2018			2017
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive loss:
Securities available-for-sale:
Change in unrealized loss during period	$(2,335)	$—	$(2,335)	$(503)	$176	$(327)
Reclassification adjustment for securities transferred from held-to-maturity to available-for-sale	58	—	58	—	—	—
Reclassification adjustment for net (gains) loss included in net income	49	—	49	(347)	122	(225)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	257	—	257	106	(37)	69
Reclassification adjustment for gains included in net income	(267)	—	(267)	(17)	6	(11)
Total other comprehensive loss	$(2,238)	$—	$(2,238)	$(761)	$267	$(494)

The reclassifications out of accumulated other comprehensive income/loss into net earnings are presented below (in thousands):

	December 31,
	2018	2017
Details about Accumulated Other Comprehensive Income/Loss Components	Reclassifications Out of Accumulated Other Comprehensive Income/Loss	Reclassifications Out of Accumulated Other Comprehensive Income/Loss	Statement of Earnings Line Item
Unrealized gains and losses on securities available-for-sale	$49	$(347)	Gain (loss) on securities, net
	—	122	Income tax expense
	$49	$(225)	Net of tax

Interest expense on FHLB advances	$(267)	$(17)	Interest expense
	—	6	Income tax expense
	$(267)	$(11)	Net of tax

NOTE 14. NET LOSS PER COMMON SHARE

Earnings per share have been computed based on the following weighted average number of common shares outstanding (in thousands except per share data):

	December 31,
	2018	2017
Net loss	$(27,516)	$(11,761)
Dividends on preferred stock	(3,239)	(3,242)
Net loss available to common shareholders	$(30,755)	$(15,003)
Weighted average common shares outstanding for basic loss per share	16,617	14,107
Loss per common share:
Basic	$(1.85)	$(1.06)
Diluted	$(1.85)	$(1.06)

Since the Company had a net loss for the both years ended December 31, 2018 and 2017, all potential common shares were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for periods.

NOTE 15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

	Contract or Notional Amount
	2018	2017
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$253,068	$291,459
Letters of credit	8,520	10,088
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

The Company holds minor investments in certain limited partnerships. As of December 31, 2018, the Bank had a recorded investment of $5.3 million in these limited partnerships and had committed to fund an additional $7.1 million related to future capital calls that has not been reflected in the consolidated balance sheet.

The Company is party to various legal proceedings arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

At December 31, 2018, the Company had borrowing lines available through the Bank with the FHLB of Dallas and other correspondent banks.  The Bank had approximately $275.1 million available, subject to available collateral, under a secured line of credit with the FHLB of Dallas. Federal funds lines of credit were available through correspondent banks with approximately $30.0 million available for overnight borrowing at December 31, 2018.

NOTE 16. REGULATORY MATTERS

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

Measures of regulatory capital are an important tool used by regulators to monitor the financial health of financial institutions. The primary quantitative measures used to gauge capital adequacy are the Common Equity Tier 1, Tier 1, Total Capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Company and Bank. In addition, the OCC has established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 leverage ratio of at least 8%, and a total risk-based capital ratio of at least 12%.

As of December 31, 2018, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum common equity Tier I, total risk-based, Tier I risk-based, and Tier I leverage capital ratios as set forth in the table (in thousands). There are no conditions or events since those notifications that management believes has changed the Bank’s category.

Beginning on January 1, 2015, the Company and Bank became subject to the provisions of the Basel III final rule that governs the regulatory capital calculation, including transitional, or phase-in, provisions. The methods for calculating the risk-based capital ratios have changed as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) were fully phased in on January 1, 2019. The ongoing methodological changes will result in differences in the reported capital ratios from one reporting period to the next that are independent of applicable changes in the capital base, asset composition, off-balance sheet exposures or risk profile.

 The Company’s and the Bank’s regulatory ratios at the dates indicated are presented below (in thousands):

	Actual		Minimum		Well Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 (CET1)
Company	$137,991	12.20%	$50,879	4.50%	N/A	N/A
Bank	$159,673	14.14%	$50,800	4.50%	$73,378	6.50%
Total capital
Company	$215,310	19.04%	$90,452	8.00%	N/A	N/A
Bank	$173,832	15.40%	$90,312	8.00%	$112,890	10.00%
Tier 1 capital
Company	$201,130	17.79%	$67,839	6.00%	N/A	N/A
Bank	$159,673	14.14%	$67,734	6.00%	$90,312	8.00%
Tier 1 Leverage
Company	$201,130	11.45%	$70,282	4.00%	N/A	N/A
Bank	$159,673	9.11%	$70,141	4.00%	$87,676	5.00%

	Actual		Minimum		Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 (CET1)
Company	$171,161	12.10%	$63,678	4.50%	N/A	N/A
Bank	$183,825	13.00%	$63,646	4.50%	$91,933	6.50%
Total capital
Company	$251,456	17.77%	$113,205	8.00%	N/A	N/A
Bank	$201,624	14.26%	$113,148	8.00%	$141,435	10.00%
Tier 1 capital
Company	$233,648	16.51%	$84,904	6.00%	N/A	N/A
Bank	$183,825	13.00%	$84,861	6.00%	$113,148	8.00%
Tier 1 Leverage
Company	$233,648	12.53%	$74,614	4.00%	N/A	N/A
Bank	$183,825	9.86%	$74,591	4.00%	$93,239	5.00%

NOTE 17. FAIR VALUE MEASUREMENTS AND DISCLOSURES

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale and derivative financial instruments are recorded at fair value on a recurring basis.  From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, loans held-for-sale, other real estate and assets held-for-sale.  Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

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

Cash and cash equivalents—The carrying value of cash and due from banks, federal funds sold and interest-bearing deposits in other banks, and time deposits in other banks approximate fair value.

Debt Securities—Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and Treasury securities that are traded by dealers or brokers in active over-the-counter market and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, corporate debt securities and asset-backed securities and are valued based on observable inputs that include: quoted market prices for similar assets, quoted market prices that are not in an active market, or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. Securities classified as Level 3 are valued based on estimates obtained from broker-dealers and are not directly observable.

Loans held-for-sale—Loans held-for-sale are carried at the lower of carrying value or fair value. Fair value is based upon quotes or bids on these loans directly from the purchaser.

Loans—For disclosure purposes, the fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made.  For variable rate loans, the carrying amount is a reasonable estimate of fair value.  The Company does not record loans at fair value on a recurring basis.
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

Deposits—The fair value of demand deposits, savings accounts, NOW accounts, and money market deposits is the carrying amount at the reporting date.  The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.  The estimated fair value does not include customer related intangibles.

Securities Sold Under Agreements to Repurchase—The fair value approximates the carrying value of repurchase agreements due to their short-term nature.

Federal Home Loan Bank advances—The carrying amount approximates fair value because of the short maturity of these instruments.

Junior Subordinated Debentures—For junior subordinated debentures that bear interest on a floating basis, the carrying amount approximates fair value.  For junior subordinated debentures that bear interest on a fixed rate basis, the fair value is estimated using a discounted cash flow analysis that applies interest rates currently being offered on similar types of borrowings.

Off-Balance-Sheet Instruments—Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial for disclosure.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated (in thousands):

December 31, 2018	Fair Value	Level 1	Level 2	Level 3
U.S. Agencies	$3,072	$—	$3,072	$—
State, county and municipal securities	44,088	$—	44,088	—
Mortgage-backed securities	365,877	—	365,877	—
Corporate debt securities	24,717	—	24,717	—
Derivative assets	1,067	—	1,067	—
Total recurring assets at fair value	$438,821	$—	$438,821	$—

December 31, 2017	Fair Value	Level 1	Level 2	Level 3
State, county and municipal securities	$22,809	$—	$22,809	$—
Mortgage-backed securities	259,519	$—	259,519	—
Corporate debt securities	24,802	—	24,802	—
Derivative assets	1,078	$—	1,078	—
Total recurring assets at fair value	$308,208	$—	$308,208	$—

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Impaired loans	$3,086	$—	$—	$3,086
Loans held-for-sale	23,876	—	23,876	—
Other real estate	1,067	—	—	1,067
Assets held-for-sale	1,024	—	1,024	—
	$29,053	$—	$24,900	$4,153

December 31, 2017
Impaired loans	$10,227	$—	$—	$10,227
Loans held-for-sale	15,737	—	15,737	—
Other real estate	2,001	—	—	2,001
Assets held-for-sale	3,572	—	3,572	—
	$31,537	$—	$19,309	$12,228

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets:

Description	Fair Value at December 31, 2018	Technique	Unobservable Inputs
Impaired loans	$3,086	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	1,067	Third party appraisals	Collateral discounts and estimated costs to sell

Description	Fair Value at December 31, 2017	Technique	Unobservable Inputs
Impaired loans	$10,227	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	2,001	Third party appraisals	Collateral discounts and estimated costs to sell

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

The estimated fair values of our financial instruments are as follows at December 31, 2018 and 2017 (in thousands):

		Fair Value Measurements:
December 31, 2018	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	205,371	$205,371	$—	$—
Securities available-for-sale	437,754	—	437,754	—
Securities held-to-maturity	37,759	—	36,974	—
Loans, net	882,355	—	—	885,054
Derivative assets	1,067	—	1,067	—
Cash surrender value of life insurance policies	15,135	—	15,135	—

Financial liabilities:
Non-interest-bearing deposits	$383,167	—	383,167	—
Interest-bearing deposits	1,068,904	—	888,806	177,794
Securities sold under agreements to repurchase	11,220	11,220	—	—
Derivative liability	—	—	—	—
Federal Home Loan Bank advances	27,500		27,500	—
Junior subordinated debentures	22,167	—	22,167	—

		Fair Value Measurements
December 31, 2017	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$152,964	$152,964	$—	$—
Securities available-for-sale	309,191	2,061	307,130	—
Securities held-to-maturity	81,052	—	80,920	—
Loans, net	1,156,538	—	—	1,160,614
Derivative assets	1,078	$—	1,078	—
Cash surrender value of life insurance policies	14,896	—	14,896	—

Financial liabilities:
Non-interest-bearing deposits	416,547	—	416,547	—
Interest-bearing deposits	1,063,142	—	881,139	179,110
Derivative liabilities	—	—	—	—
Securities sold under agreements to repurchase	67,133	67,133	—	—
Federal Home Loan Bank advances	50,021	—	50,021	—
Junior subordinated debentures	22,167	—	22,167	—

NOTE 18. OTHER NON-INTEREST INCOME AND EXPENSE

For the years ended December 31, 2018 and 2017, none of the components of other noninterest income were greater than 1% of interest income and noninterest income. Components of other noninterest expense greater than 1% of interest income and noninterest income consisted of the following for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Legal and Professional Fees	$8,789	$3,319
FDIC fees	1,599	1,572
Marketing expenses	1,105	1,197
Corporate development expense	1,107	1,016
Data processing	2,889	2,640
Amortization of intangibles	1,106	1,106

NOTE 19. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Summarized financial information for MidSouth Bancorp, Inc. (parent company only) follows:

Balance Sheets
December 31, 2018 and 2017
(in thousands)
	2018	2017
Assets
Cash and interest-bearing deposits in banks	$44,827	$50,174
Other assets	1,791	2,371
Investment in and advances to subsidiaries	198,608	225,634
Total assets	$245,226	$278,179

Liabilities and Stockholders’ Equity
Liabilities:
Dividends payable	$977	$975
Junior subordinated debentures	22,167	22,167
ESOP obligation	—	937
Other	92	85
Total liabilities	23,236	24,164
Stockholders’ equity	221,990	254,015
Total liabilities and stockholders’ equity	$245,226	$278,179

Statements of Operations
For the Years Ended December 31, 2018 and 2017
(in thousands)
	2018	2017
Revenue:
Dividends from Bank	$262	$4,000
Rental and other income	30	140
	292	4,140

Expenses:
Interest expense	1,025	830
Professional fees	476	235
Other expenses	873	854
	2,374	1,919
Income before equity in undistributed earnings/loss of subsidiaries and income taxes	(2,082)	2,221

Equity in undistributed (loss) of subsidiaries	(24,823)	(14,802)

Income tax expense (benefit)	611	(820)

Net loss	$(27,516)	$(11,761)

Statements of Cash Flows
For the Years Ended December 31, 2018 and 2017
(in thousands)
	2018	2017
Cash flows from operating activities:
Net loss	$(27,516)	$(11,761)
Adjustments to reconcile net loss to net cash provided by operating activities:
Undistributed loss of subsidiaries	24,823	14,802
Other, net	604	(246)
Net cash (used in) provided by operating activities	(2,089)	2,795

Cash flows from investing activities:
Payments for investments in and advances to subsidiaries	—	(20,000)
Repayment of investments in and advance to subsidiaries	—	203
Net cash used in investing activities	—	(19,797)
Cash flows from financing activities:
Proceeds from exercise of stock options	643	266
Proceeds from issuance of common stock	—	57,834
Payment of preferred dividends	(3,239)	(3,242)
Stock offering expenses	—	(683)
Payment of common dividends	(662)	(3,704)
Net cash (used in) provided by financing activities	(3,258)	50,471
Net change in cash and cash equivalents	(5,347)	33,469
Cash and cash equivalents at beginning of year	50,174	16,705
Cash and cash equivalents at end of year	$44,827	$50,174

NOTE 20. SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Company completed the sale of $16.9 million of loans classified as held for sale at December 31, 2018.  Total proceeds from the transaction were $18.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective due to the material weaknesses in the Company’s internal control over financial reporting, as described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the criteria for effective internal control established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this assessment, management has determined that the Company’s internal controls over financial reporting as of December 31, 2018 were not effective because of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified a material weakness in our internal control over income tax reporting. This material weakness relates to an error in the Company’s tax entries for the fourth quarter of 2018 that included a misstatement of the Company’s valuation allowance and a related tax expense of $3.6 million. This error was identified by the Company’s external auditors after the Company’s books were closed but prior to the public release of the Company’s fourth quarter 2018 earnings statement and the related filing with the SEC. With personnel turnover in the Company’s Accounting Department, lack of a repeatable and sustainable process for determining tax expense was revealed. The error was corrected in the Company’s fourth quarter 2018 earnings statement and the related filing with the SEC. Management performed a severity assessment to determine the significance of the control deficiency and concluded this is an isolated Material Weakness in the internal controls over the creation of the tax entries caused mainly by personnel turnover within the organization.

During the fourth quarter 2018 review of the ALLL process management concluded that while controls were in place, they did not operate effectively with regard to: 1) formal documentation for some of the key management estimates, 2) robust documentation for model updates and methodology changes, and 3) well defined review controls. Management performed a severity assessment to determine the significance of the control deficiencies and concluded that although these issues did not require an audit adjustment, they did aggregate to a level of Material Weakness in the internal controls over the preparation of the ALLL.

The identified material weaknesses did not result in any material misstatement in the Company’s consolidated financial statements.

Our independent registered public accountants have issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included herein.

Remediation Activities

Management is committed to timely remediation of the identified weaknesses with appropriate oversight from the Company’s Audit Committee. The Company has commenced the following efforts to remediate the material weaknesses identified above.

We will be engaging a national third-party firm to assist with the remediation for our tax deficiencies to include:

•	assistance with the preparation of the ASC 740 journal entries at month end and at quarter end;

•	assistance with the development of an ASC 740 accounting policy;

•	define the necessary controls surrounding tax accounting; and

•	develop a complete set of procedural documents and provide ongoing training.
We have engaged a national third-party consulting firm to assist with the remediation for our ALLL deficiencies to include:

•	enhancing the level of data validation (completeness and accuracy testing) in critical model calculations;

•	establishing well defined review controls and documentation for critical data input and model assumptions and methodology; and

•	independent model validation on an annual basis to ensure accuracy and conformity with GAAP and regulatory compliance.

Given the steps outlined above, management believes these efforts will effectively remediate the material weaknesses. Additionally, management will continually assess the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan described above.

Changed in Internal Control Over Financial Reporting

There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weaknesses described above.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, is incorporated herein by reference.

The information set forth under the headings “Item 1. Election of Directors,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Corporate Governance – Standing Board Committees” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics (which is entitled “Code of Ethics”) and the Company’s corporate governance principles are posted on the Investor Relations page of Company’s website at http://www.midsouthbank.com. The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit Committee, and the Corporate Governance, Nominating and Compensation Committee of the Company’s Board of Directors are available on the Company’s website as well. This information is also available in print free of charge to any person who requests it.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Outside Director Compensation,” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information set forth under the headings “Securities Authorized for Issuance under Equity Compensation Plans” in this Annual Report on Form 10-K, is incorporated by reference to the sections entitled “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Management” and “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2018, the Company had outstanding stock options , restricted stock units, and restricted stock granted under our incentive compensation plans, which were approved by the Company’s stockholders.  Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2018, subject to the Company’s available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	75,826	$13.97	522,156
Equity compensation plans not approved by security holders	—	—	—
Total	75,826	$13.97	522,156

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board Independence” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the heading “Relationship with Independent Registered Public Accountants” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)(1) The following consolidated financial statements and supplementary data of the Company are included in Part II of this Form 10-K:

Consolidated Balance Sheets – December 31, 2018 and 2017
Consolidated Statements of Earnings – Years ended December 31, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows – Years ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements
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

10.3+
Amended and Restated MidSouth Bancorp, Inc. Deferred Compensation Plan effective as of December 29, 2010 (filed as Exhibit 10.2 to MidSouth’s Quarterly Report on Form 10-Q filed on May 10, 2018 and incorporated herein by reference).

10.4+
First Amendment to the Amended and Restated MidSouth Bancorp, Inc. Deferred Compensation Plan effective as of October 19, 2016 (filed as Exhibit 10.3 to MidSouth’s Quarterly Report on Form 10-Q filed on May 10, 2018 and incorporated herein by reference).

10.5+
Second Amendment to the Amended and Restated MidSouth Bancorp, Inc. Deferred Compensation Plan effective as of July 25, 2018 (filed as Exhibit 10.4 to MidSouth’s Quarterly Report on Form 10-Q filed on August 9, 2018 and incorporated herein by reference).

10.7+	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K filed May 25, 2012 and incorporated herein by reference).

10.8+	Form of Restricted Stock Award Agreement under the 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to the Form 10-Q filed November 6, 2015 and incorporated herein by reference).

10.9
Small Business Lending Fund Securities Purchase Agreement, dated August 25, 2011, between MidSouth Bancorp, Inc. and the Secretary of the Treasury (filed as Exhibit 10.1 to the Form 8-K filed on August 29, 2011 and incorporated herein by reference).

10.10+	MidSouth Bancorp, Inc. 2017 Annual Incentive Compensation Plan (filed as Exhibit 10.1 to MidSouth's Quarterly Report on Form 10-Q filed on May 8, 2017 and incorporated herein by reference).

10.11
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

10.13+
Form of Performance-Based Restricted Stock Unit Grant Agreement under the 2007 Omnibus Incentive Plan (filed as Exhibit 10.2 to MidSouth’s Quarterly Report on Form 10-Q filed on May 8, 2017 and incorporated herein by reference).

10.14+	MidSouth Bancorp, Inc. 2018 Long-Term Incentive Compensation Plan (filed as Exhibit 10.1 to MidSouth’s Current Report on Form 8-K filed on May 30, 2018 and incorporated herein by reference).

10.15+
Form of Restricted Stock Agreement for Employees under the MidSouth Bancorp, Inc. 2018 Long-Term Incentive Compensation Plan (filed as Exhibit 10.2 to MidSouth’s Current Report on Form 8-K filed on May 30, 2018 and incorporated herein by reference).

10.16+
Form of Restricted Stock Agreement for Directors under the MidSouth Bancorp, Inc. 2018 Long-Term Incentive Compensation Plan (filed as Exhibit 10.3 to MidSouth’s Current Report on Form 8-K filed on May 30, 2018 and incorporated herein by reference).

10.17+
Form of Performance-Based Restricted Stock Unit Agreement for Employees under the MidSouth Bancorp, Inc. 2018 Long-Term Incentive Compensation Plan (filed as Exhibit 10.4 to MidSouth’s Current Report on Form 8-K filed on May 30, 2018 and incorporated herein by reference).

10.18
Observer Rights Agreement, dated October 26, 2018 by and between MidSouth and Basswood Capital Management, L.L.C (filed as Exhibit 10.1 to MidSouth’s Current Report on Form 8-K filed on October 31, 2018 and incorporated herein by reference).

10.19
Observer Rights Agreement, dated October 26, 2018 by and between MidSouth and Jacobs Asset Management, LLC (filed as Exhibit 10.2 to MidSouth’s Current Report on Form 8-K filed on October 31, 2018 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant*

23.1	Consent of Porter Keadle Moore, LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1
Consent Order, dated as of October 25, 2018, issued by the Office of the Comptroller of the Currency (filed as Exhibit 99.1 to MidSouth’s Current Report on Form 8-K filed on October 31, 2018 and incorporated herein by reference)

99.2
Stipulation and Consent to the Issuance of a Consent Order dated as of October 25, 2018, between the Board of Directors of MidSouth Bank, N.A. and the Office of the Comptroller of the Currency (filed as Exhibit 99.2 to MidSouth’s Current Report on Form 8-K filed on October 31, 2018 and incorporated herein by reference)

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDSOUTH BANCORP, INC.
Registrant

		By:	/s/ James R. McLemore
James R. McLemore
President and Chief Executive Officer
Date:	March 18, 2019

Signatures	Title	Date

/s/ James R. McLemore	Principal Executive Officer,	March 18, 2019
James R. McLemore	President, and Director

/s/ Lorraine D. Miller	Principal Financial Officer, Principal Accounting	March 18, 2019
Lorraine D. Miller	Officer and Executive Vice President

/s/ Leonard Q. Abington	Director	March 18, 2019
Leonard Q. Abington

/s/ James R. Davis, Jr.	Director	March 18, 2019
James R. Davis, Jr.

/s/ Jake Delhomme	Director	March 18, 2019
Jake Delhomme

/s/ William F. Grant, III	Director	March 18, 2019
William F. Grant, III

/s/ Andrew G. Hargroder	Director	March 18, 2019
Andrew G. Hargroder

/s/ Milton B. Kidd, III	Director	March 18, 2019
Milton B. Kidd, III

/s/ D. Michael Kramer	Director	March 18, 2019
D. Michael Kramer

/s/ Timothy J. Lemoine	Director	March 18, 2019
Timothy J. Lemoine