Form 10-K/A
period 2018-12-31
MIDSOUTH BANCORP INC
filed 2019-04-30
CIK 745981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
Commission File number 1-11826

MidSouth Bancorp, Inc.
(Exact name of registrant as specified in its charter)
Louisiana				72-1020809
(State of Incorporation)				(I.R.S. EIN Number)
102 Versailles Boulevard, Lafayette, Louisiana 70501
(Address of principal executive offices)
Registrant’s telephone number, including area code: 337-237-8343
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No x
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

Large accelerated ☐	Accelerated x	Nonaccelerated ☐	Smaller reporting x	Emerging growth ☐
filer	filer	filer	company	company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No x
The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant at June 29, 2018 was approximately $220,299,932 based upon the closing market price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc. as of such date. As of April 25, 2019, there were 16,717,021 outstanding shares of MidSouth Bancorp, Inc. common stock par value $0.10 per share.

EXPLANATORY NOTE
MidSouth Bancorp, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2019 (the “Original Form 10-K”). We are filing this Amendment No. 1 to the Original Form 10-K (the “Amendment”) solely for the purposes of updating our exhibits index and including the information required by Items 10 through 14 of Part III of Form 10-K that was to be incorporated by reference from our definitive proxy statement for our 2019 annual meeting of stockholders because our definitive proxy statement is not expected to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety, and Part IV, Item 15(a)(3), of the Original Form 10-K is hereby amended and restated in its entirety, with the changes being (i) updating our exhibit index, (ii) the filing of a Change in Control Agreement between MidSouth Bancorp, Inc. and Christopher T. Mosteller and (iii) the filing of new currently dated certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with our Original Form 10-K and our other filings with the SEC.
Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or similar references, mean MidSouth Bancorp, Inc. and our subsidiaries, including our banking subsidiary, MidSouth Bank, N.A., on a consolidated basis. References to “MidSouth Bank” or the “Bank” mean our wholly owned banking subsidiary, MidSouth Bank, N.A.

MIDSOUTH BANCORP, INC.
2018 10-K/A

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Board of Directors
The following table provides certain information regarding current members of the Company’s Board of Directors:

Name	Age	Position(s) Held in the Company	Director Since	Term Expiration
Jake Delhomme	44	Chairman of the Board	2015	2021
D. Michael “Mike” Kramer	61	Vice Chairman of the Board	2018	2021
Timothy J. Lemoine	68	Director	2007	2021
James R. Davis, Jr.	66	Director	1991	2020
Milton B. Kidd, III, O.D.	70	Director	1996	2020
William F. Grant, III	70	Director	2018	2020
Andrew G. Hargroder	62	Director	2017	2019
James R. McLemore	59	Director, President and Chief Executive Officer	2017	2019
Leonard Q. “Pete” Abington	81	Director	2012	2019
Ryan C. Medo	42	Director	2019	2019

Jake Delhomme. Mr. Delhomme is a retired NFL Quarterback, and has owned other businesses. Mr. Delhomme is well qualified to serve as Chairman of our Board due to his proven leadership skills, team-building expertise and community-minded spirit. He has the vision and understanding to contribute broad perspective and insight to Board discussions on technology-driven products and services and strategic planning.

D. Michael “Mike” Kramer. Mr. Kramer served as President and Chief Operating Officer of Atlantic Capital Bancshares, Inc. (NYSE: ACBI, “Atlantic Capital”) from November 2015 to December 2017 and was also a member of the Board of Directors of Atlantic Capital from November 2015 to October 2017. Prior to that, he served as Chief Executive Officer and President of First Security and FSG Bank, N.A. from 2011 through 2015, as Managing Director of Ridley Capital Group from 2010 to 2011, as director, Chief Executive Officer and President of Ohio Legacy Corporation from 2006 to 2010 and as Chief Operating Officer and Chief Technology Officer of Integra Bank Corporation from 1999 to 2004. Mr. Kramer serves as a member of the Board of Directors of the Chattanooga Area Chamber of Commerce, the Tennessee Banker’s Association and the UC Foundation. Mr. Kramer is also currently the Executive Chairman of Southeaster Trust Company located in Chattanooga, Tennessee. Mr. Kramer is well qualified to serve on our Board due to his significant turnaround, regulatory and corporate governance experience as well as his significant experience in operations and technology.

Timothy J. Lemoine. Mr. Lemoine currently invests in real estate and acts as an independent construction consultant. Mr. Lemoine is well qualified to serve on our Board due to his leadership experience in the various aspects of the construction and real estate industries, including contract negotiations, investments activities, and risk management, which provide the board with an important resource for assessing and managing risks and planning corporate strategy.

James R. Davis, Jr. Mr. Davis has served as the President of Quigley & Company L.L.C., & Sabaka 8. Mr. Davis is well qualified to serve on our Board due to his extensive investment business experience in our primary lending segments of oil and gas and real estate, and his long-term Board tenure provides the Board with meaningful insight regarding regulatory and compliance issues.

Milton B. Kidd, III, O.D. Dr. Kidd is a practicing Optometrist at Kidd & Associates, L.L.C., serving various locations throughout Louisiana. Dr. Kidd is well qualified to serve on our Board due to his corporate experience in the medical profession and his business connections in our Louisiana markets provide a broad base of financial and operations experience.

William F. Grant, III. Mr. Grant is currently an Organizer and is the Founding Director of Grasshopper Bank, N.A., headquartered in New York, NY, which provides commercial banking products and technology services to the entrepreneurial and startup businesses in New York. He was also an Organizer and Founding Director from 2005 to 2015 of Square 1 Bank and Square 1 Financial, Inc., headquartered in Durham, NC, with loan production offices nationwide. Square 1 was a state-chartered banking company serving the venture capital, entrepreneurial and start-up communities. On October 6, 2015, it was acquired by PacWest, Inc., Los Angeles, CA. Mr. Grant was also appointed as a Director by the US Treasury Department to the Board of FSG Bank, NA and First Security Group, Inc., in 2012. On October 31, 2015, FSG, Inc. was acquired by Atlantic Capital Bank, Inc., Atlanta, GA. Prior to this, Mr. Grant joined the Office of the Comptroller of the Currency (“OCC”) in 1973 and was commissioned a National Bank Examiner responsible for both large and community banks. He was a Field Manager, Regional Director for Consumer Compliance and Deputy Regional Director for Special Surveillance and was selected in 1982 as Director for Staffing and National Recruitment and in 1984 became the first OCC Director for Banking Relations, responsible for regulatory liaison with both national and state financial trade associations, and State Banking Departments. Mr. Grant is an Emeritus member of the Executive Partner Program for the Mason School of Business at the College of William and Mary and is past Chairman of the Business Advisory Council for the College of Business at East Carolina University. Mr. Grant is well qualified to serve on our Board due to his extensive banking and regulatory experience as well as financial expertise.

Andrew G. Hargroder, M.D. Mr. Hargroder has served as one of our directors since 2017, and as a director of MidSouth Bank since 2015. He began private practice in 1991, and has practiced as a bariatric surgeon in the Baton Rouge, Louisiana area since 2002. He has served on the Bank’s Risk & Compliance Committee and the regulatory compliance committees. Dr. Hargroder is well qualified to serve on our Board due to his significant knowledge of the regulatory and compliance issues we face.

James R. McLemore. Mr. McLemore has been the President and Chief Executive Officer of MidSouth Bank since 2017. Mr. McLemore previously served as our Interim President and Chief Executive Officer since April 2017 and Chief Financial Officer since July 2009. Mr. McLemore is well qualified to serve on our Board due to his extensive knowledge of the day-to-day operations and management of MidSouth Bank.

Leonard Q. “Pete” Abington. Mr. Abington has served on our Board since 2012. He was previously Chairman of the Board of PSB Financial Corporation from, and also served as Chairman of the Board of Peoples State Bank. Mr. Abington is well qualified to serve on our Board due to his prior service as Chairman of the Board of other financial institutions and his in-depth understanding of the North Louisiana business climate including the agricultural, real estate and automobile industries, along with his knowledge of our customer base is valuable to the Board.

Ryan C. Medo. Mr. Medo is the founder of RTO I, LLC, a real estate investment and management company based in Birmingham, Alabama, and has also served as its Managing Member since 2015. Mr. Medo was an investment banker with Sterne Agee from 1999 to 2015 and served on the Board of Directors of Sterne Agee until their sale to Stifel Nicolaus & Co in 2015. Mr. Medo was also an organizer of CommerceOne Bank, Inc., a Birmingham, Alabama based community bank, which commenced operations in June 2018. Mr. Medo has a Bachelor’s degree in Finance from the University of Alabama and a Master’s Degree in Business Administration from University of New Orleans.

Number and Terms of Office of Directors
Our Articles of Incorporation provide for three classes of directors, with one class to be elected at each annual meeting for a three-year term. The size of the board is currently set at ten members.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities, and to furnish us with copies of all the reports they file. The Company has also adopted an Insider Trading Policy. Based on reports and representation of our directors, executive officers, and greater than 10% shareholders, all required reports were filed timely during 2018.
Code of Conduct and Governance Guidelines
The Board has adopted a Code of Conduct and Ethics Policy and Corporate Governance Guidelines for our directors, officers and employees to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. Copies of both documents are posted on the Investor Relations page of our website at www.midsouthbank.com. A printed copy of our Code of Conduct and Ethics Policy and Corporate Governance Guidelines are available to any shareholder that requests it in writing from our Corporate Secretary. In addition, should there be any waivers of or amendments to these documents, those waivers or amendments will be posted on our website. The charters of the Audit Committee, and the Corporate Governance, Nominating and Compensation Committee (the “CGNC Committee”) of the Company’s Board of Directors are available on the Company’s website as well.

Corporate Governance
Shareholder, Board and Committee Meetings.
The following chart details the current composition of the Board and its committees. For additional information on the committees, see “Standing Board Committees” below.

Director	Independent Director	Holding Company Board (1)	Bank Board	Committees of the Holding Company Board
				Audit	CGNC(3)
Leonard Q. Abington	No	Member	Member	--	--
James R. Davis Jr.	Yes	Member	Member	Member	--
Jake Delhomme	Yes	Member	Member	--	Member
William F. Grant, III (2)	Yes	Member	Member	Chair	Member
Andrew G. Hargroder, M.D.	Yes	Member	Member	Member	Member
Milton B. Kidd III, O.D.	Yes	Member	Member	Member	--
D. Michael Kramer	Yes	Member	Member	Member	Chair
Timothy J. Lemoine	Yes	Member	Member	--	Member
James R. McLemore	No	Member	Member	--	--
Ryan C. Medo(4)	Yes	Member	Member	Member	Member

(1)	C.R. Cloutier, and R. Glenn Pumpelly, resigned from the Board effective March 2, 2018 and August 9, 2018 respectively. William M. Simmons retired from the Board effective May 30, 2018.

(2)	William F. Grant, III. was appointed to the Board as a Class III director on December 12, 2018.

(3)	On June 20, 2018, Corporate Governance and Nominating Committee was combined with the Compensation Committee.

(4)	Ryan C. Medo was appointed to the Board of Directors as a Class I director on March 27, 2019.
Board Independence
Each year, our CGNC Committee reviews the relationships that each director has with us and with other parties. Only those directors who do not have any relationships that keep them from being independent within the meaning of applicable NYSE rules and who the CGNC Committee finds have no relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities are considered to be “independent directors.” The CGNC Committee reviews several factors to evaluate independence, including the directors’ relationships with us and our competitors, service as an advisory director or consultant pending regulatory approval to join the board, suppliers and customers; the relationships with management and other directors; the relationships their current and former employers have with us; and the relationships between us and other companies of which they are directors or executive officers. After evaluating these factors, the CGNC Committee determined all the current directors, other than Messrs. Abington and McLemore, are independent within the meaning of applicable NYSE and SEC rules. Mr. McLemore is our current President and Chief Executive Officer. Mr. Abington’s son, Leonard Clayton Abington, is the Company’s Corporate Efficiency Officer.

In determining the independence of Mr. Lemoine the CGNC Committee considered that Mr. Lemoine was engaged to provide consulting services to the Company. The CGNC Committee concluded that the limited nature of the services provided, and the $33,379 paid to Mr. Lemoine for such services was not material and did not impair his respective independence.
Director Training
We are committed to education and training in essential “best practices” for community banking. We provide our directors with current regulatory expectations for the execution of their duties as directors of the Company and the Bank. Our directors have the opportunity to attend education programs provided by federal banking regulators, including the Office of the Comptroller of the Currency, as well as other educational sessions directed to the due and proper execution of their duties. Such educational training includes presentations to the full Board of Directors on issues such as Bank Secrecy, Act-Anti-money laundering, Regulation O, responsibilities of Boards of a Publicly Traded Institution and Sarbanes Oxley internal controls. In addition, Board members take an active role in the monitoring and development of information security, cybersecurity strategy, and risk assessment programs at the Bank.
Leadership Structure and Risk Management
The Board believes that our leadership structure, with separate persons serving as our Chairman of the Board and Chief Executive Officer (“CEO”), is in the best interest of our shareholders at this time. We believe this structure recognizes the differences between the two roles. Our CEO is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while our Chairman of the Board provides guidance to our CEO and sets the agenda and presides over meetings of the full Board of Directors as well as all regularly scheduled executive sessions of non-management, independent directors. We believe that the role of a separate Chairman, who is also an outside director, also helps enhance the independent oversight of management of the Company and helps to ensure that the Board is engaged with the Company’s strategy and how well it is being implemented.
In addition to the roles outlined above, the Board takes an active role in overseeing the management, operations, risk, and soundness of the Company. The Bank’s Risk and Compliance Committee assures that we maintain an effective system for identifying, measuring, monitoring, and controlling entity wide risk, including cybersecurity risk. The CGNC Committee along with the Audit Committee also provides for the oversight of the quality and integrity of accounting, financial reporting, risk management, and control practices of the Company. We believe that such active Board participation strengthens the Company’s operations.
Shareholder and Interested Party Communications
Shareholders and all interested parties may communicate directly with the Board, the Chairman of the Board, the Vice Chairman of the Board, or the individual chairmen of committees by writing to them at Attn: Corporate Secretary, P.O. Box 3745, Lafayette, Louisiana 70502. We will forward, and not screen, any mail we receive that is directed to an individual, unless we believe the communication may pose a security risk.
Standing Board Committees
The Board has an Audit Committee and a CGNC Committee. Each of these committees operates pursuant to a charter. The charters are available on the Investor Relations page of our website at www.midsouthbank.com. A printed copy of each document is also available to any shareholder that requests it in writing from our Corporate Secretary.
Audit Committee.
The responsibilities of the Audit Committee are set forth in our charter. The Board has determined that each of the Audit Committee members has the requisite expertise generally required of an audit committee member under NYSE’s requirements as to independence, financial literacy and experience applicable to Audit Committee members and that the Chairman of the Audit Committee, Mr. Grant, as well as D. Michael “Mike” Kramer and James R. Davis, Jr. is each an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K.

Corporate Governance, Nominating and Compensation Committee
The responsibilities of the CGNC Committee are set forth in our charter. The board has made a determination that each of the members of the CGNC Committee satisfies the NYSE’s independence requirements for Compensation Committee members. It is responsible for making determinations of director independence, assessing overall and individual Board performance and recommending director candidates, including recommendations submitted by shareholders. In addition, it is responsible for evaluating the performance and approving the compensation of our executive officer, administering our 2007 Omnibus Incentive Compensation Plan and our 2018 Long-Term Incentive Compensation Plan (“2018 LTIP”) and administering our Severance Plan.
Director Nominations
It is the CGNC Committee’s policy that candidates for director have high personal and professional integrity, proven ability and judgment, and skills and expertise appropriate for serving the long-term interests of our shareholders. While we have not adopted a written diversity policy with respect to the composition of our Board, when selecting new, non-management candidates to serve on the Board, the CGNC Committee seeks directors with diverse experiences and perspectives. The CGNC Committee considers, among other things, diverse backgrounds, professional experience, education and community involvement, as well as racial and gender diversity that would benefit the Board’s deliberations and decisions. The CGNC Committee’s process for identifying and evaluating nominees is as follows: (1) in the case of incumbent directors whose terms of office are set to expire, the CGNC Committee reviews their service, including the number of meetings attended, level of participation, quality of performance, and any related party transactions with us during the applicable time period; and (2) in the case of new director candidates, appropriate inquiries into their backgrounds and qualifications are made after considering the needs of the Board. The CGNC Committee meets to discuss and consider such candidate’s qualifications, including whether the nominee is independent within the meaning of NYSE rules, and then recommends a candidate to the Board. In seeking potential nominees, the CGNC Committee uses its and management’s network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm, although to date it has not done so.
The CGNC Committee will consider director candidates nominated by shareholders who follow the procedures set out in Article IV (H) of our Articles of Incorporation. To nominate a candidate for election as a director, pursuant to Article IV (H), unless otherwise required by law, the nominating shareholder individually, or together with a nominating shareholder group, must hold at least 3% of the total voting power of the Company’s securities that are entitled to be voted on the election of directors. In addition, such securities must have been held continuously for at least three years as of the date of the notice of such nomination and must continue to be held through the date of the subject election of directors. In addition, any shareholder or group that makes a nomination must confirm that he, she or they are not holding any of the Company’s securities with the purpose, or with the effect, of changing control of the Company. Further, any shareholder nominee for election as a director must also meet the objective criteria for “independence” of the NYSE.
Pursuant to Article IV (H), any such shareholder nomination delivered to the Company should include the following:

•	as to each person whom you propose to nominate:

-	his or her name, age, business address, residence address, principal occupation or employment,

-	the number of shares of our stock of which the person is the beneficial owner, and

-	any other information relating to the person that would be required to be disclosed in solicitations of proxies for the election of directors by Regulation 14A under the Exchange Act; and

•	as to the nominating shareholder or nominating shareholder group:

–	the name of the shareholder making such nomination, or if a group, the name of each shareholder in such nominating group,

–	the business address, or if none, residence of the nominating shareholder or members of a nominating group,

–	the number of shares of our stock of which such shareholder or nominating group are the beneficial owner,

–	a statement that the nominee, if elected, consents to serve on the Board of Directors,

–	the disclosures regarding the director nominee that would be required by Schedule 14A under the Exchange Act,

–	a description of any agreements, arrangements or relationships between the nominating shareholder or nominating group giving the notice and the nominee,

–
a statement regarding whether the nominating shareholder or any member of the nominating group has been involved in any litigation adverse to the Company or any of its subsidiaries within the past ten years and, if so, a description of such litigation, and

–	a statement that, to the best of the nominating shareholder’s or nominating group’s knowledge, such nominee meets the Company’s director qualification standards then in effect.
Shareholder nominations for election must be provided to the Company no earlier than 150 calendar days, and no later than 120 calendar days, before the anniversary of the date that we mailed our proxy materials for the prior year’s Annual Meeting, except that, if we did not hold an Annual Meeting during the prior year, or if the date of the meeting has changed by more than 30 days from the prior year (or if we are holding a special meeting or conducting an election of directors by written consent) then such nomination must be transmitted to us within a reasonable time before we mail proxy materials for such meeting.
An inspector, not affiliated with us and appointed by our Corporate Secretary, will determine whether the notice provisions described above were met. If they determine that you have not complied with Article IV (H), your nomination will be disregarded. The foregoing is only a summary of the shareholder nomination procedures included in Article IV (H) of our Articles of Incorporation, is not complete and is qualified in its entirety to the full text of Article IV (H). You are encouraged to read the full text of Article IV (H) prior to submitting any nomination for election as a director of the Company.
The CGNC Committee will also consider director candidates recommended (but not nominated) by shareholders so long as such recommendations are received at least 120 days before the anniversary date that we mailed our proxy materials for the prior year’s annual meeting.
The CGNC Committee does not intend to alter the manner in which it evaluates candidates, including the criteria set forth above, based on whether the candidate was nominated or recommended by a shareholder or otherwise.
In addition, due to the Company’s current regulatory status we must notify and receive the appropriate non-objection from the Federal Reserve Bank of Atlanta before any new director may be appointed to our Board.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table. The following table sets forth compensation earned from the Company for the fiscal years ended December 31, 2018, and 2017, by its NEOs.

Name and Principal Position	Year	Salary	Bonus	Stock Award(1)	Option Awards	Non- Equity Incentive Plan Comp	Change in Pension Value and Non- qualified Deferred Comp	All Other Comp(2)	Total
James R. McLemore President & CEO	2018	$337,078	-	$222,478	-	-	-	$24,509	$584,065
	2017	289,562	-	-	-	-	-	44,151	333,713
Lorraine D. Miller Executive VP & Chief Financial Officer	2018	243,750	-	70,487	-	-	-	10,284	324,521
	2017	215,833	10,000	-	-	-	-	11,283	237,116
Christopher T. Mosteller Executive VP & Chief Banking Officer	2018	268,750	7,500	73,479	-	-	-	20,690	370,419

(1)
Amounts do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the aggregate grant date fair value of restricted stock computed in accordance with FASB ASC Topic 718, and which the executive is or was eligible to earn in ensuing periods based on service and/or the Company's achievement of performance results. The assumptions used for purposes of the valuation of the stock awards are described more fully in Note 11 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

(2)	All other 2018 compensation for NEOs includes the total of benefit and perquisite amounts as listed in the table below.

All Other Compensation Table. The following table sets forth all other compensation received from the Company in the form of benefits and perquisites for the fiscal year ended December 31, 2018, by its NEOs.

Name	Auto	Cell Phone	Club Dues	ESOP Contr.	401(k) Contr.	Supp Life Ins Prems	Dividends	Supp Disability Prems	Total
James R. McLemore	$3,560	$1,800	$3,014	$4,405	$—	$4,507	$192	$10,045	$27,523
Lorraine D. Miller	—	1,800	—	4,094	4,350	—	40	—	10,280
Christopher T. Mosteller	11,000	1,500	974	4,405	3,632	—	153	—	21,664

Explanatory Notes to the Summary Compensation Table
The following discussion may contain statements regarding current and future individual and Company performance targets and/or goals. We have disclosed this information in the limited context of our compensation programs; therefore, these statements should not be interpreted to be management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply such statements to other contexts.
Executive Summary. We have prepared these Explanatory Notes to assist you in understanding our compensation programs. It is intended to explain the philosophy underlying our compensation strategy and the fundamental elements of the compensation we paid to our Chief Executive Officer and other individuals included in the Summary Compensation Table for 2018 (collectively, the “NEOs”). Our compensation programs have been designed to reward performance in order to align the NEO’s interests with that of our shareholders.

Given our operation in the highly-regulated banking industry, our compensation programs must also comply with the executive compensation regulations outlined by federal agencies that oversee our operations, including the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation. In recent years, such regulations have provided us with less flexibility in establishing our compensation programs than what others in the general industry may experience. In addition, in 2017 the Federal Reserve Bank of Atlanta and the OCC each notified us that the Company and the Bank have been designated to be in “troubled condition” for purposes of applicable banking regulations. As a result, the Company and the Bank may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the appropriate regulator. In addition, the Company and the Bank may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to “institution-affiliated parties” as defined in the regulations.
Overview of Elements of Compensation. The following elements as part of our compensation program for our executive officers:
Base Salary. Fixed base pay reflective of each officer’s position, individual performance, experience, and expertise. While not at risk like incentive compensation, base salary increases are also based on aligning our NEOs with peers of our asset size as well as tied to our performance.
Annual Incentives. Generally cash awards based upon the achievement of defined performance targets under the Company’s 2018 Annual Incentive Compensation Plan (the “AICP”).
Equity-based Awards. Equity incentive awards under our 2007 Omnibus Incentive Plan and 2018 LTIP to encourage and reward long-term performance and retention.
Discretionary Bonus Awards. Payment of discretionary bonuses provides flexibility to reward levels of performance that might not otherwise be reflected in other established incentive awards.
Retirement Benefits. Includes the Employee Stock Ownership Plan (the “ESOP”) and 401(k) retirement plan.
Other Compensation. Certain executives also receive additional benefits and perquisites such as supplemental term life insurance, supplemental disability insurance, company car, cell phone, and club memberships.
In establishing the 2018 compensation program, base salary and annual incentives comprised the largest part of potential total compensation payable to the executive officers. In determining annual compensation, we consider several factors, including our goals for the upcoming year and how the various elements can be used to help achieve such goals in a prudent manner, the total compensation paid in the prior year, and the elements utilized for such compensation. In addition, regulatory restrictions on the ability to utilize certain elements also impacted our decisions. In 2018, awards to NEOs under the 2018 LTIP were issued and constructed on a performance and time basis (60% performance and 40% time based). Performance for 2018 will be measured over a three-year period for both Classified/Capital and Tangible Book Value Per Share Growth. In 2019, awards to NEOs under the Long Term Incentive Plan (LTIP) were issued and constructed on a performance and time basis (50% performance and 50% time based). Performance for 2019 will be measured over a three-year period for both Net Charge-offs/Average Loans (Asset Quality) and Return on Assets (Earnings).
Objectives of Our Compensation Programs. Our culture continues to strive for performance while prudently managing risks. We believe it is in the best interest of our shareholders and the Company to provide competitive compensation to attract and retain the most qualified executive officers with demonstrated leadership abilities that will secure our future. The CGNC Committee has the responsibility for continually monitoring the compensation paid to our NEOs as well as other executive employees. The CGNC Committee believes that compensation of our executive officers should encourage creation of shareholder value and achievement of strategic corporate objectives, while proactively managing risks associated with all such compensation programs impacting the Company, its subsidiaries, and its shareholders. Specifically, the CGNC Committee is committed to ensuring that the total compensation package for our executive officers will serve to:

•	attract, retain, and motivate outstanding executive officers who add value to us based on individual and team contributions;

•	provide a competitive salary structure and asset size in all markets where we operate;

•	align the executive officers’ interests with the long-term interests of our shareholders to enhance shareholder value; and

•	ensure that compensation programs do not encourage excessive risk taking or pose a threat to the safety and soundness of the organization.

Process for Determining Executive Officer Compensation. The CGNC Committee annually reviews and recommends the compensation level, performance goals, and award objectives for the CEO to our Board for final approval. The Board also has the authority at all times to make decisions to withhold incentive compensation awards, earned or unearned, in the event of unforeseen occurrences that could threaten the financial viability of the organization and its shareholders. The CGNC Committee consults with the CEO on the compensation levels of the other executive officers. Based on these discussions, the CGNC Committee, along with the CEO, recommends the compensation levels for the other NEOs to the Board. The CGNC Committee has the authority to retain separate advisors, including a compensation consultant, to assist the CGNC Committee in carrying out its responsibilities.
At the 2018 Annual Meeting, the shareholders approved the 2017 compensation of our NEOs with 96% of the votes cast.
In connection with establishing the 2018 compensation program, the salaries of the NEOs were reviewed to help the CGNC Committee determine if our compensation arrangements were competitive in order to meet our goal of attracting, retaining and motivating our executive officers. The CGNC Committee reviewed limited publicly available data provided by S&P Global on few banks of similar asset size in Texas, Louisiana and Alabama. The CGNC Committee also considered salary administration information prepared by regional resources including Independent Bankers Association of Texas, Louisiana Bankers Association, and Texas Bankers Association as well as McLagan whose reports were tailored to financial institutions in the $1 to $4 billion asset size range and with a similar geographic footprint. The CGNC Committee did not use this data to benchmark the total compensation, or any individual element thereof. While the CGNC Committee recognized the benefit of using this data to gauge the competitiveness of the Company’s compensation programs, the CGNC Committee concluded that each financial institution is unique and that significant differences between institutions regarding executive compensation practices exist. Executive compensation was determined to be in line with market data.
The CGNC Committee reviewed limited publicly available data provided by S&P Global on few banks of similar asset size in Texas, Louisiana and Alabama. The CGNC Committee also considered salary administration information prepared by regional resources including Independent Bankers Association of Texas, Louisiana Bankers Association, and Texas Bankers Association as well as McLagan whose reports were tailored to financial institutions in the $1 to $3 billion asset size range and with a similar geographic footprint. The CGNC Committee did not use this data to benchmark the total compensation, or any individual element thereof. While the CGNC Committee recognized the benefit of using this data to gauge the competitiveness of the Company’s compensation programs, the CGNC Committee concluded that each financial institution is unique and that significant differences between institutions regarding executive compensation practices exist.
Tax and Accounting Implications. We consider the tax and accounting implications regarding the delivery of different forms of compensation. We believe that the most efficient form of compensation for the executive officers is cash; therefore, we place a greater emphasis on cash compensation over other forms (i.e., equity).
Overview of 2018 Performance and Compensation.
Base Salary. We believe it is necessary and prudent to pay a portion of total compensation in the form of a competitive fixed base salary. We believe the payment of a fixed base salary to our executive officers helps maintain productivity by providing a guaranteed and dependable base amount of income. In addition, we believe utilizing base salary as a large portion of the total potential compensation helps mitigate risks as the executives do not have to meet certain operational incentives to receive the payments.
It is our goal to set specific base salary levels which appropriately reflect the role and responsibility of the executive officer. During this process the CGNC Committee considers the abilities, qualifications, accomplishments, and prior work experience of the individual as well as the overall competitiveness of the compensation package when determining the final recommendation to the Board, including whether any changes to annual base salary should be made from the prior year. The CGNC Committee approved the following base salary amounts.

Named Executive Officer	2017 Base Salary	2018 Base Salary
James R. McLemore (1)	$305,000	$340,000
Lorraine D. Miller (2)	230,000	250,000
Christopher T. Mosteller (3)	-	275,000

(1)	Effective April 27, 2017, Mr. McLemore was named Interim President and Chief Executive Officer and on May 24, 2017 was named President and Chief Executive Officer.

(2)	Ms. Miller transitioned from her role of Treasurer/Director of Mergers and Acquisitions to Chief Financial Officer effective May 24, 2017.

(3)	Mr. Mosteller transitioned from his role of Regional President of North Texas to Chief Banking Officer effective March 21, 2018.

As noted in the above chart, the responsibilities of Mr. McLemore and Ms. Miller were significantly increased in 2017 due to the changes in management in April 2017. In May 2017, changes to base salaries were made to better align base salaries to increased responsibilities and market pay for their new roles, which is reflective in 2018 base salary. Ms. Miller’s base increase was effective June 1, 2017 and Mr. McLemore’s increase was made effective April 27, 2017 upon his being named Interim President and Chief Executive Officer.
2018 Annual Incentives. We believe annual incentives are an important element of executive officers’ compensation because they provide additional incentive and motivation to the participants to lead us in achieving success. The AICP was designed to increase shareholder value by focusing the executive officers on our goals for the year and reward them for achievement of those goals. Payments under the AICP are based on a percentage of the participant’s base salary including 5% for achievement of goals at the threshold level and 30% for achievement of goals at the target level. At its discretion, the CGNC Committee may pay awards above the 30% of base salary level if results are above the target level.
Awards under the AICP are tied to the achievement of goals in up to three categories: overall Company goals, regional/departmental goals, and/or individual goals. The intent is to provide a plan that is based on what we believe are industry best practices and to provide motivation for each officer to achieve goals relative to overall Company performance (thereby aligning their interests with those of our shareholders) and goals related to an officer’s specific job function. We believe the AICP also helps mitigate risks by providing each officer with two to four company-wide goals as opposed to a single goal. Having multiple goals helps ensure there is an appropriate balance of objectives, which otherwise could lead to performance inconsistencies within other areas of the organization.

	EPS	Classified/ Capital	Net C/Os + Loss on Sale of Loans	Loan Growth	Deposit Growth	Operating Expenses
James R. McLemore	20%	20%	20%	20%	20%	—%
Lorraine D. Miller	25%	25%	25%	—%	—%	25%
Christopher T. Mosteller	30%	—%	20%	25%	25%	—%

For all NEOs, 100% of eligible award payout dollars under the 2018 AICP were based on the achievement of a mix of overall Company goals and/or personal goals, which are defined as specific targets for earnings per share, classified to capital, efficiency ratio and loan growth.
The CGNC Committee reviewed the Company’s 2018 financial performance and determined that the Company had not achieved the specified targets; therefore, there were no payouts to NEOs in 2018 under the AICP.
On March 27, 2019, the CGNC approved the 2019 Annual Incentive Compensation Plan (“2019 AICP”), under which each of the Company’s NEOs participates along with certain other employees. Similar to the 2018 AICP, the 2019 AICP establishes an annual bonus pool and will be funded based on the achievement of goals established by the CGNC.
Equity-based Awards. On February 21, 2018, the following awards of restricted stock were granted on a discretionary basis pursuant to our 2007 Omnibus Incentive Compensation Plan. Restricted stock awards are intended to recruit and retain executive officers and reward them for long-term stock price appreciation while providing some value to the recipient even if the stock price declines. They also serve to balance the riskier nature of stock options and provide a significant incentive to stay with the Company. The restricted stock awards include a three-year ratable vesting period from the date of grant and are nontransferable and subject to forfeiture until vested.

Restricted Stock (# of Shares)
James R. McLemore	8,046
Lorraine D. Miller	2,017
Christopher T. Mosteller	2,231

Discretionary Bonuses. There were no discretionary bonuses paid or earned in 2018.
Retirement Benefits. Executive officers are eligible to the same benefits that are available to salaried employees.
Other Compensation. Certain executives receive additional benefits and perquisites such as supplemental term life insurance, supplemental disability insurance, company car, cell phone, and assistance with Section 16 filings.
In 2018, we provided Mr. McLemore with reimbursements for an individual supplemental term life insurance policy payable to a beneficiary of his choice. We also provided Mr. McLemore with reimbursements for a supplemental long-term disability policy.
We view certain perquisites as beneficial to us as well as compensation to the executive officers. For example, the club memberships are regularly used in the general course of our business such as for business meetings or entertaining. Company cars are used primarily for business purposes.

The executive officers are eligible to participate in benefit plans sponsored by us on the same terms and conditions as those generally provided to salaried employees. Basic health benefits, dental benefits, and similar programs are provided to make certain that access to healthcare and income protection is available to our employees and the employee’s family members. The cost of our benefit plans is negotiated with the providers of such benefits and the executive officers contribute to the cost of the benefits.
Outstanding Equity Awards at Fiscal Year-End. The following table reflects each NEO’s outstanding equity awards at December 31, 2018.

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Option Exercise Price	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock Units That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)(3)
James R. McLemore	21,280	$12.97	5,272	$93,974	8,046	85,288
Lorraine D. Miller	9,927	$12.97	1,351	14,325	3,025	32,065
Christopher T. Mosteller	-	-	4,375	46,373	3,025	32,065

(1)	All options listed above vest at a rate of 20% annually over a five-year period from the date of grant. Options vested on May 23, 2017 and expire on May 23, 2022.

(2)	Market value is calculated based on closing price of $10.60 on December 31, 2018.

(3)	Performance based restricted stock units vest on February 21, 2021.

Payments upon Termination or Change-In-Control. The discussion below reflects arrangements in place between the Company and certain NEOs as of December 31, 2018 that would entitle such NEOs to payments in the event of termination of his or her employment. Amounts do not include compensation and benefits available to all the Company’s general employees on a nondiscriminatory basis. In addition, we are currently generally prohibited under regulatory restrictions from providing the severance payments and benefits without the prior approval of the appropriate banking regulators.
Change in Control. Our AICP (and 2019 AICP) provides that if a Change-in-Control, as defined by U. S. Treasury guidelines, occurs during any Plan Year, the incentive awards for that Plan Year will be deemed to have been earned at Target and the Plan Year closed as of the date of the Change in Control, and the incentive awards for that Plan year shall be payable to Plan Participants no later than two and one-half months following the Change in Control otherwise in accordance with the terms of the Plan. If a Change in Control occurs after the end of the Plan Year, incentive awards for that Plan Year will be paid in accordance with the terms of the Plan except that each Plan Participant will be deemed to have achieved no less than Target performance with respect to any individual performance goals assigned to the Plan Participant with respect to that Plan Year.
Severance Plan. In December 2017, we adopted a new Severance Plan that was designed to be a “nondiscriminatory severance pay plan” under 12 C.F.R. § 359 in order for the plan to qualify for one of the limited exceptions to the general regulatory prohibition against making severance payments that the Company and the Bank are currently subject to. As such, the plan is generally applicable on a nondiscriminatory basis to all regular, full-time and part-time employees meeting certain criteria, including the NEOs. The purpose of the Severance Plan is to provide temporary and short-term unemployment-type benefits to eligible employees whose employment is terminated under specific conditions described in the plan.
No Employment Agreements. The Company does not have employment agreements in place with any NEOs.

Agreements with Ms. Miller and Mr. Mosteller. The Company entered into Change in Control Agreements with Ms. Miller and Mr. Mosteller. The agreements provide, among other things, that if the officer’s employment is terminated by the Company without cause or by the officer with good reason, in each case, within two years following a change in control of the Company, then the officer will be entitled to receive an amount equal to his or her annual salary, payable in 12 monthly installments. The agreements also contain non-solicitation and non-competition restrictive covenants for the 12-month period in which such person is receiving payment pursuant to the agreement.
Director Compensation for 2018. The following table sets forth the compensation paid to each of our non-employee directors for the 2018 calendar year.

Director Name (1)	Fees Earned or Paid in Cash (2)	Stock Award (3)	Option Awards	Non-Equity Incentive Plan Comp	Change in Pension Value and Nonqualified Deferred Comp Earnings	All Other Comp(4)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Leonard Q. Abington	$27,900	$15,006	-	-	-	-	$42,906
C.R.Cloutier (5)	2,750	-	-	-	-	-	2,750
James R. Davis Jr.	96,400	15,006	-	-	-	-	111,406
Jake Delhomme	52,800	29,998	-	-	-	-	82,798
William F. Grant, III	2,450	-	-	-	-	6,650(6)	9,100
Andrew G. Hargroder,	41,200	15,006	-	-	-	-	56,206
Milton B. Kidd III, O.D.	30,700	15,006	-	-	-	-	45,706
D. Michael Kramer	38,900	15,006	-	-	-	-	53,906
Timothy J. Lemoine(3)	36,500	15,006	-	-	-	33,379(7)	84,885
R. Glenn Pumpelly	22,200	-	-	-	-	-	22,200
William Simmons	8,750		-	-	-	-	8,750

(1)
In November 2017, Mr. McLemore elected to discontinue the receipt of board of director fees or committee fees. Mr. McLemore’s compensation as President and CEO is discussed above. C.R. Cloutier and R. Glenn Pumpelly, resigned from the Board effective March 2, 2018 and August 9, 2018, respectively. William M. Simmons retired from the Board effective May 20, 2018.

(2)
Director fees include remuneration in the form of a standard retainer fee, individual meeting fees, committee chair fees, as well as reasonable and customary travel expense reimbursement where applicable.

(3)
Each non-employee director received a grant under the 2018 LTIP of 1,062 shares restricted stock on May 31, 2018, other than Mr. Delhomme who received a grant of 2,123 shares of restricted stock for his service as Chairman of the Board. The grants of restricted stock shall become fully vested on the first anniversary of the grant date. Amounts shown are the aggregate grant date fair value of such stock awards computed in accordance with FASB ASC Topic 718. None of our current non-employee directors have any outstanding stock options or other outstanding equity awards.

(4)	Certain directors receive perquisites such as travel reimbursement; however, the aggregate amount of such compensation is less than $10,000 and therefore is not reported.

(5)
Mr. Cloutier resigned from the Board effective as of March 2, 2018. As a result of his resignation, Mr. Cloutier is also entitled to commence receiving distributions with respect to his account balance under the Director’s Deferred Compensation Plan. In addition, under the Bank’s Officers’ Supplemental Deferred Compensation Plan (the “OSDCP”), effective April 1, 2016, Mr. Cloutier is entitled to 100% of the defined benefit as of the first day of the year following the date of termination. This amount will be paid in 10 equal annual installments of $5,500 beginning January 1, 2018. Mr. Cloutier was the only participant in the OSDCP.

(6)	Reflects amounts paid for service as an advisory director in 2018 during the interim period in which regulatory approval was pending to join the Board.

(7)	Consultant fees paid in conjunction with consulting expenses on construction projects between August and December 2018.

Board Fee Schedule. A schedule of director fees for 2018 is listed below. All of the Company’s current directors are also Directors of the Bank. Directors receive meeting fees only for meetings they attend. The following fee schedule applied to all non-employee directors during 2018.

2018 Summary of Board Fee Schedule
Monthly Board Service Fee (Retainer)
Holding Company Board	$750
Bank Board	300
Annual Retainer
Chairperson	5,000
Additional Monthly Fees per Responsibility
Board Chair	900
Audit Committee Chair	4,500
Holding Company & Bank Board Meeting Fees
Regular Board Meetings	500
Special Board Meetings	500
Committee Meetings
First Hour	200
Amount Per Additional Hour	100
Annual Strategic Planning Conference	2,000
Annual Strategic Pre-planning conference	1,000

In addition, directors that were also executive officers of the Company did not receive director fees and non-employee directors also received the following additional compensation under the director compensation structure for 2018:

•	An additional annual cash retainer of $5,000 paid to the Chairpersons for the Company’s CGNC and the Bank’s Risk & Compliance Committee.

•
Annual equity awards of restricted stock in the amount of $15,000, with shares determined based on the 30-day average closing price of the Company’s common stock as of May 30, 2018. The non-employee director who served as the Chairperson of the Board also received an additional $15,000 in grant date restricted stock value. The annual restricted stock awards to the non-employee directors vest in full on the one-year anniversary of the grant.

Effective January 1, 2019, the Board adopted a revised fee structure for its directors as listed below that replaced the 2018 fee schedule and structure in its entirety. Effective for 2019, non-employee directors also receive the following additional compensation under the new structure:

2019 Summary of Board Fee Schedule
Monthly Board Service Fee (Retainer)
Holding Company Board	$2,500
Bank Board	2,500
Additional Monthly Fees per Responsibility
CGNC Chair	833
Audit Committee Chair	1,500

•	An additional annual cash retainer of $5,000 will be paid to the Chairpersons for the Company’s Committees.

•
Annual equity awards of restricted stock in the amount of $25,000, with shares determined based on the 30-day average closing price of the Company’s common stock as of May 30th. The non-employee directors who serve as the Chairman and Vice Chairman of the Board will also receive an additional $30,000 in grant date restricted stock value. The Lead Independent Director (if applicable) an additional $30,000 in grant date restricted stock value. The Company is making these grants of restricted stock to non-employee directors under the 2018 LTIP. The annual restricted stock awards to the non-employee directors will vest in full on the one year anniversary of the grant.

Director’s Deferred Compensation Plan. We have a Director’s Deferred Compensation Plan (the “DDCP”) for members of the Board, administered by the CGNC Committee of the Board. The DDCP allows for participation by any member of the Board of Directors of the Company or the board of any of its subsidiaries. To participate in the DDCP, the Director executes a deferral authorization form in which the Director agrees to defer all or a specified percentage of his fees payable for the services as a member of the Board or a participating subsidiary. The DDCP provides for the establishment of a revocable trust to be known as the Deferred Compensation Trust of MidSouth Bancorp, Inc. (the “Trust”) in accordance with the terms of the DDCP, MidSouth Bank, N.A., a subsidiary of the Company, serves as the Trustee for the Trust. Within 30 days following the end of a calendar quarter, the Company or its participating subsidiaries will contribute fees deferred pursuant to the deferral authorizations in effect during eligible time periods. Amounts will be credited to participants via individually established deferred compensation accounts (“DCAs”). All contributions and withdrawals must be in accordance with Section 409A of the Internal Revenue Code.
Each participant will act as a general creditor of the Company or its subsidiaries and will have an unsecured right to funds deferred into their individual DCA. Dividends paid on the common stock are credited to each account as shares of common stock, and if in cash, are used to purchase additional shares of common stock. These shares will not carry voting rights in addition to dividends. Distributions are pursuant to the terms of the DDCP and shall be made 60 days after the later of (i) the date on which a Director ceases providing services to the Company or a participating subsidiary, or (ii) the date on which a Director attains age 65. The First Amendment to the plan permits a participant to make a subsequent deferral election to further defer the distribution of shares in accordance with the rules under Section 409A of the Code. The Board, or CGNC Committee of the Board, may establish additional guidelines for the DDCP including but not limited to contributions and distributions in accordance with applicable laws and other regulatory guidelines.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information set forth under the headings “Securities Authorized for Issuance under Equity Compensation Plans” in this Annual Report on Form 10-K, is incorporated by reference to the sections entitled “Security Ownership of Management and Certain Beneficial Owners – Security Ownership of Management.”
Security Ownership of Management. The following table shows as of April 25, 2019 the beneficial ownership of our common stock by each director, nominee, and each NEO, and by all directors, and Executive Officers as a group.

	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percent of Class+
Directors and Nominees:
Leonard Q. Abington	796,914(2)	4.77%
James R. Davis Jr.	38,435 (1,3)	*
Jake Delhomme	36,273(1,4)	*
William F. Grant, III	2,000	*
Andrew G. Hargroder, M.D.	135,910	*
Milton B. Kidd III, O.D.	228,605 (5)	1.37%
D. Michael Kramer	3,564(6)	*
Timothy J. Lemoine	33,969 (1,7)	*
James R. McLemore	47,865 (1,8)	*
Ryan C. Medo	100	*
Named Executive Officers:
Lorraine D. Miller	24,666(9)	*
Christopher T. Mosteller	17,192(12)	*
All directors and executive officers as a group (12 persons)	1,606,569	9.61%

*	Less than 1%.

+	Based on 16,717,021 shares outstanding as of April 25, 2019.

(1)
MidSouth Bank, N.A., as Trustee for the MidSouth Bancorp, Inc. Deferred Compensation Trust, exercises voting rights with respect to stock held in the Trust in accordance with the instructions of the MidSouth CGNC Committee that serves as the Plan Administrator for the MidSouth Bancorp, Inc. Deferred Compensation Plan (“DDCP”) which held 254,186 shares as of April 25, 2019). For each director, the table includes the number of shares held for his or her account only, while the group figure includes all shares held in the DDCP. Stock held by our Employee Stock Ownership Plan (the “ESOP”) is not included in the table, except that shares allocated to an individual’s account are included as beneficially owned by that individual. Shares which may be acquired by exercise of options currently exercisable or that will become exercisable within 60 days of April 25, 2019 (“Current Options”) are deemed outstanding for purposes of computing the percentage of outstanding Common Stock owned by persons beneficially owning such shares and by all directors and Executive Officers as a group but are not otherwise deemed to be outstanding. The shares shown in this column include shares of restricted stock and restricted stock units issued under our Equity Plan for which such holder has voting rights in the following amounts: Abington, Davis, Hargroder, Kidd, Kramer, Lemoine—1,062 shares each, Delhomme—2,123 shares.

(2)
Includes 19,179 shares as to which Mr. Abington shares voting and investment power, including 19,179 shares of common stock into which the 3,452 shares of Series C Preferred Stock may be converted into and 449,290 shares of common stock into which the 58,924 shares of Series C Preferred Stock that are beneficially owned by Mr. Abington may be converted into.

(3)	Mr. Davis has pledged 27,375 shares to Tri Parish Bank as partial security on a $500,000 line of credit with a balance of $432,000.

(4)	Includes 31,650 shares as to which he shares voting and investment power.

(5)	Includes 900 shares of common stock into which the 162 shares of Series C Preferred Stock that are beneficially owned by Dr. Kidd may be converted into.

(6)	Includes 500 shares as to which he shares voting and investment power.

(7)	Includes 18,532 shares as to which he shares voting and investment power.

(8)
Mr. McLemore has 543 shares in a margin account at Ameritrade with a balance of $0. Includes 2,150 shares as to which he shares voting and investment power. Includes 21,280 shares issuable upon the exercise of Current Options and 13,491 shares in restricted stock.

(9)	Includes 9,927 shares issuable upon the exercise of Current Options, and 7,979 in restricted stock.

(10)	Includes 11,031 in restricted stock.

The following table shows the number of shares in the Directors Deferred Compensation Plan and Trust (“DDCP”) and the Employee Stock Ownership Plan (“ESOP”), and the number of shares subject to Current Options that have been included in the above ownership table (see footnote 1 above).

Directors	DDCP	ESOP	Current Options
Leonard Q. Abington	—	—	—
James R. Davis Jr.	48,931	—	—
Jake Delhomme	—	—	—
William F. Grant, III (2)	—	—	—
Andrew G. Hargroder, M.D.	—	—	—
Milton B. Kidd III, O.D.	22,210	—	—
D. Michael Kramer	1,984	—	—
Timothy J. Lemoine	8,918	—	—
James R. McLemore	—	4,405	21,280
Named Executive Officers:
Lorraine D. Miller	—	4,094	9,927
Christopher T. Mosteller	—	4,405	—

Security Ownership of Certain Beneficial Owners. The following lists the only persons known to us as of April 25, 2019 to beneficially own more than five percent of our stock.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned as of Record Date
	Amount	Percent of Class (1)
Basswood Capital Management, LLC (2) 645 Madison Avenue New York, New York 10022	1,641,562	9.82%
RMB Capital Management LLC 15 South LaSalle, 34th FL Chicago, IL 60603	1,466,473	8.77%
Jacobs Asset Management, LLC (3) 11 E. 26th St., Ste. 1900 New York, NY 10010	1,166,457	6.98%
FJ Capital Management LLC (4) 1313 Dolley Madison Blvd., Ste 306 McLean, VA 22101	909,569	5.44%
Financial Opportunity Fund LLC (5) 1313 Dolley Madison Blvd., Ste 306 McLean, VA 22101	887,869	5.31%

(1)	Based on 16,717,021 shares outstanding as of April 25, 2019.

(2)	As reported on Schedule 13G, Basswood Capital Management, LLC has shared voting power and shared dispositive power with respect to the shares.

(3)	As reported on Schedule 13G, Jacobs Asset Management, LLC has shared voting power and shared dispositive power with respect to the shares.

(4)	As reported on Schedule 13G, FJ Capital Management LLC has shared voting power and shared dispositive power with respect to the shares.

(5)	As reported on Schedule 13G, Financial Opportunity Fund LLC has shared voting power and shared dispositive power with respect to the shares.

Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2018, the Company had outstanding stock options, restricted stock units, and restricted stock granted under our incentive compensation plans, which were approved by the Company’s stockholders. Provided below is information regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2018, subject to the Company’s available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	75,826	$13.97	522,156
Equity compensation plans not approved by security holders	--	--	--
Total	75,826	$13.97	522,156

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions. Directors, nominees, executive officers and their associates have been customers of, and have borrowed from MidSouth Bank in the ordinary course of business, and such transactions are expected to continue in the future. Any loans or other extensions of credit made by the Bank to such individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and did not involve more than the normal risk of collectability or present other unfavorable features.
We have adopted a formal policy with respect to the approval of related party transactions, other than our policies with respect to the approval of loans made to directors and executive officers. Pursuant to this policy, the Audit Committee (or with respect to compensation matters, the CGNC Committee) will review and, if appropriate, approve any transaction in which the Company is or will be a party of and in which the amount exceeds $120,000, and in which any of the Company’s directors, executive officers or significant shareholders had, has or will have a material interest. Such transactions will only be approved if they are deemed to be in the best interest of the Company and its shareholders.
Director Independence. The information set forth under the heading “Corporate Governance – Board Independence” set forth above is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm for 2018 and 2017 Fiscal Years
During the period covering the fiscal years ended December 31, 2018 and 2017, our independent registered public accounting firm, Porter Keadle Moore, LLC (“PKM”) performed the following professional services:

Description	2018	2017
Audit Fees	$625,000	$422,105
Tax fees	$31,700	$24,860

Audit Fees. This category includes aggregate fees billed for professional services rendered by PKM for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2018 and 2017, including the audit of internal controls over financial reporting; review of the annual report on Form 10-K; review of quarterly condensed consolidated financial statements included in periodic reports filed with the SEC; and the review of regulatory filings included in documents filed with the SEC, including out of pocket expenses. During 2017, approximately $44,000 was incurred related to the capital offering.
Tax Fees. This category includes aggregate fees billed for professional services by PKM for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.
All Other Fees. PKM did not perform any professional services for us that would be considered in the all other fee category during the fiscal year ended December 31, 2018 or 2017.
Pre-Approval Policy. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for services performed to date. The Audit Committee may also preapprove particular services on a case-by-case basis. The Audit Committee approved all of the services performed by PKM in 2018.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:

(a)(2)	All schedules have been outlined because the information required is included in the financial statements or notes or have been omitted because they are not applicable or not required.
(a)(3)     Exhibits: See Exhibit Index.
(b)    Exhibits: See Exhibit Index.

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

10.6+
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

10.20+*	Change in Control Agreement between MidSouth Bancorp, Inc. and Christopher T. Mosteller*

10.21+*	MidSouth Bancorp, Inc. 2019 Annual Incentive Compensation Plan*

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to MidSouth's Annual Report on Form 10-K filed on March 18, 2019 and incorporated herin by reference)

23.1	Consent of Porter Keadle Moore, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended *

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
Agreements with respect to certain of the Company’s long-term debt are not filed as Exhibits hereto pursuant to Item 601(b)(4) (iii) of Regulation S-K inasmuch as the debt authorized under any such agreement does not exceed 10% of the Company’s total assets on a consolidated basis. The Company agrees to furnish a copy of each such agreement to the Securities & Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MIDSOUTH BANCORP, INC.
Registrant

By:    /s/ James R. McLemore
James R. McLemore
President and Chief Executive Officer
Date:    April 30, 2019

Signatures	Title	Date
/s/ James R. McLemore James R. McLemore	Principal Executive Officer, President, and Director	April 30, 2019
/s/ Lorraine D. Miller Lorraine D. Miller	Principal Financial Officer, Principal Accounting Officer and Executive Vice President	April 30, 2019
/s/ Leonard Q. Abington Leonard Q. Abington	Director	April 30, 2019
/s/ James R. Davis, Jr. James R. Davis, Jr.	Director	April 30, 2019
/s/ Jake Delhomme Jake Delhomme	Director	April 30, 2019
/s/ William F. Grant, III William F. Grant III	Director	April 30, 2019
/s/ Andrew G. Hargroder Andrew G. Hargroder	Director	April 30, 2019
/s/ Milton B. Kidd, III Milton B. Kidd, III	Director	April 30, 2019
/s/ D. Michael Kramer D. Michael Kramer	Director	April 30, 2019
/s/ Timothy J. Lemoine Timothy J. Lemoine	Director	April 30, 2019
/s/ Ryan C. Medo Ryan C. Medo	Director	April 30, 2019

Exhibit 31.1

CERTIFICATION
I, James R. McLemore, President and CEO, certify that:

1.	I have reviewed this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of MidSouth Bancorp, Inc.; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 30, 2019	/s/ James R. McLemore
Chief Executive Officer

Exhibit 31.2

CERTIFICATION
I, Lorraine D. Miller, Chief Financial Officer, certify that:

1.	I have reviewed this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of MidSouth Bancorp, Inc.; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 30, 2019	/s/ Lorraine D. Miller
Chief Financial Officer