Form 10-Q
period 2019-03-31
MIDSOUTH BANCORP INC
filed 2019-05-10
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(337) 237-8343
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value	MSL	New York Stock Exchange

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
YES   ☐   NO   x

As of May 8, 2019, there were 16,717,021 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share and per share amounts)
	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Cash and due from banks	$28,257	$27,701
Interest-bearing deposits in banks	212,973	174,909
Federal funds sold	2,200	2,761
Securities available-for-sale, at fair value (cost $434,749 and $443,928)	434,679	437,754
Securities held-to-maturity, (fair value $34,834 and $36,974)	35,107	37,759
Total securities	469,786	475,513
Other investments	17,083	16,614
Loans held for sale	1,511	23,876
Loans	893,650	899,785
Allowance for loan losses	(24,779)	(17,430)
Loans, net	868,871	882,355
Bank premises and equipment, net	55,097	55,382
Operating lease right-of-use assets	8,263	—
Goodwill and Intangibles	44,303	44,580
Cash surrender value of life insurance	15,188	15,135
Other real estate	664	1,067
Other assets	21,139	23,505
Total Assets	1,745,335	1,743,398

Liabilities:
Deposits:
Noninterest-bearing	$418,321	$383,167
Interest-bearing	1,027,314	1,068,904
Total deposits	1,445,635	1,452,071
Securities sold under agreements to repurchase	11,968	11,220
Operating lease liability	8,203	—
Short-term Federal Home Loan Bank advances	27,500	27,500
Junior subordinated debentures	22,167	22,167
Other liabilities	8,696	8,450
Total liabilities	1,524,169	1,521,408

Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding, respectively	32,000	32,000
Series C Preferred stock, no par value; 100,000 shares authorized, 89,721 and 89,721 shares issued and outstanding, respectively	8,972	8,972
Common stock, $0.10 par value; 30,000,000 shares authorized, 16,715,671 and 16,641,017 shares issued and outstanding, respectively	1,671	1,664
Additional paid-in capital	169,244	169,111
Accumulated other comprehensive income (loss)	1,807	(4,035)
Retained earnings	7,472	14,278
Total shareholders’ equity	221,166	221,990
Total liabilities and shareholders’ equity	$1,745,335	$1,743,398

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited) (dollars in thousands, except per share amounts)
	Three Months Ended March 31,
	2019	2018
Interest income:
Loans, including fees	$12,987	$16,015
Securities and other investments:
Taxable	3,071	2,047
Nontaxable	255	316
Interest bearing deposits in other banks	1,132	619
Total interest income	17,445	18,997

Interest expense:
Deposits	1,680	1,238
Securities sold under agreements to repurchase	14	40
Federal Home Loan Bank advances	81	129
Junior subordinated debentures	287	220
Total interest expense	2,062	1,627

Net interest income	15,383	17,370
Provision for loan losses	7,600	—
Net interest income after provision for loan losses	7,783	17,370

Non-interest income:
Service charges on deposits	1,793	2,206
ATM and debit card income	1,925	1,784
Credit card income	520	371
Gain on sale of securities, net	373	—
Gain on sale of loans, net	1,274	—
Other charges and fees	388	468
Total non-interest income	6,273	4,829

Non-interest expenses:
Salaries and employee benefits	9,700	7,719
Occupancy expense	3,307	3,045
ATM and debit card expense	624	576
Data processing	848	665
Regulatory remediation expense	—	3,926
Legal and professional fees	1,883	1,689
Loss on transfer of loans to held for sale	—	875
Other	3,524	3,378
Total non-interest expenses	19,886	21,873

(Loss) Income before income tax benefit	(5,830)	326
Income tax benefit	—	(34)
Net (loss) income	(5,830)	360
Dividends on preferred stock	810	810
Net loss available to common shareholders	$(6,640)	$(450)

Basic loss per common share	$(0.40)	$(0.03)
Diluted loss per common share	$(0.40)	$(0.03)
Weighted average number of shares outstanding:
Basic	16,674	16,495
Diluted	16,674	16,500
Dividends declared per common share	$0.01	$0.01
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) (unaudited) (dollars in thousands)
	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(5,830)	$360
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized holding gains (losses) arising during the year	6,476	(4,048)
Less: reclassification adjustment for net gain on sales of securities available-for-sale	(373)	—
Net change in unrealized gains (loss) on securities available-for-sale	6,103	(4,048)
Unrealized gain on derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives arising during the period	(261)	309
Net change in unrealized (loss) gain on derivative instruments	(261)	309
Total other comprehensive income (loss), before tax	5,842	(3,739)
Income tax effect related to items of other comprehensive income (loss)	—	785
Total other comprehensive income (loss), net of tax	5,842	(2,954)
Total comprehensive income (loss)	$12	$(2,594)
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) (dollars in thousands, except per share amounts)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance - December 31, 2018	121,721	$40,972	16,641,017	$1,664	$169,111	$(4,035)	$14,278	$221,990
Net loss	—	—	—	—	—	—	(5,830)	(5,830)
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	(810)	(810)
Dividends on common stock, $0.01 per share	—	—	—	—	—	—	(166)	(166)
Restricted stock grant	—	—	77,704	7	(7)	—	—	—
Restricted stock forfeitures	—	—	(3,050)	—	—	—	—	—
Stock compensation expense	—	—	—	—	140	—	—	140
Change in accumulated other comprehensive income	—	—	—	—	—	5,842	—	5,842
Balance – March 31, 2019	121,721	$40,972	16,715,671	$1,671	$169,244	$1,807	$7,472	$221,166

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) (dollars in thousands, except per share amounts)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance - December 31, 2017	121,875	$40,987	16,548,829	$1,655	$168,412	$(937)	$(1,828)	$45,726	$254,015
Net income	—	—	—	—	—	—	—	360	360
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	(810)	(810)
Dividends on common stock, $0.01 per share	—	—	—	—	—	—	—	(165)	(165)
Restricted stock grant	—	—	52,278	5	(5)	—	—	—	—
Restricted stock forfeitures	—	—	(12,375)	(1)	1	—	—	—	—
ESOP shares released for allocation	—	—	—	—	—	31	—	—	31
Exercise of stock options	—	—	33,079	3	426	—	—	—	429
ESOP compensation expense	—	—	—	—	10	—	—	—	10
Stock option and restricted stock compensation expense	—	—	—	—	(79)	—	—	—	(79)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(2,954)	—	(2,954)
Balance – March 31, 2018	121,875	40,987	16,621,811	1,662	168,765	(906)	(4,782)	45,111	250,837

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (dollars in thousands)
	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(5,830)	$360
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,956	2,072
Provision for loan losses	7,600	—
Deferred tax expense	—	1,614
ESOP and stock-based compensation expense	140	(51)
Net gain on sale of investment securities	(373)	—
Gain on sale of loans held for sale	(1,274)	—
Proceeds from sale of loans held for sale	19,273	14,514
Net loss (gain) on sale of other real estate owned	24	(1)
Net write down of other real estate owned	27	48
Loss on transfer of loans to held for sale	—	875
Net loss on sale/disposal of premises and equipment	135	55
Change in other assets	(5,940)	(1,831)
Change in other liabilities	8,177	2,063
Net cash provided by operating activities	23,915	19,718

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	13,374	12,272
Proceeds from maturities and calls of securities held-to-maturity	2,619	7,583
Proceeds from sale of securities available-for-sale	32,352	410
Purchases of securities available-for-sale	(36,763)	(2,000)
Purchases of other investments	(469)	(682)
Net change in loans	10,250	44,026
Purchases of premises and equipment	(1,186)	(275)
Proceeds from sale of premises and equipment	279	224
Proceeds from sale of other real estate owned	352	151
Net cash provided by investing activities	20,808	61,709

Cash flows from financing activities:
Change in deposits	(6,436)	24,248
Change in securities sold under agreements to repurchase	748	(34,107)
Borrowings from FHLB	55,000	82,500
Repayments to FHLB	(55,000)	(95,000)
Proceeds from exercise of stock options	—	429
Payment of dividends on preferred stock	(810)	(810)
Payment of dividends on common stock	(166)	(165)
Net cash used by financing activities	(6,664)	(22,905)

Net increase in cash and cash equivalents	38,059	58,522
Cash and cash equivalents, beginning of period	205,371	152,964
Cash and cash equivalents, end of period	$243,430	$211,486

Supplemental cash flow information:
Interest paid	$2,073	$1,654
Noncash investing and financing activities:
Transfer of loans to held for sale	—	221
 See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Notes to Interim Consolidated Financial Statements September 30, 2018 (Unaudited)

NOTE 1: BASIS OF PRESENTATION

Overview

MidSouth Bancorp (the "Company" or "we") is a bank holding company whose business is primarily conducted through its wholly-owned banking subsidiary, MidSouth Bank (the "Bank"). We operate a full-service banking business and offer a broad range of commercial and retail banking products to our customers.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, consisting of normal and recurring items, which, in the opinion of management, are necessary for fair presentation of the consolidated financial position and result of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Certain amounts have been reclassified to conform with current period presentation. The reclassifications had no effect on net income or shareholders' equity as previously reported.

Proposed Merger with Hancock Whitney Corporation

On April 30, 2019, the Company entered into a definitive agreement ("Merger Agreement") with Hancock Whitney Corporation ("Hancock Whitney"), whereby MidSouth will merge into Hancock Whitney in a stock-for-stock transaction. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Hancock Whitney, with Hancock Whitney continuing as the surviving corporation. Immediately following the completion of the merger, the Bank will merge with and into Hancock Whitney Corporation's wholly-owned bank subsidiary, Hancock Whitney Bank, with Hancock Whitney Bank continuing as the surviving bank. Subject to the terms and conditions of the Merger Agreement, if the merger is completed, Company shareholders will receive 0.2952 shares of Hancock Whitney Corporation common stock, par value $3.33 per share, for each share of Company common stock, par value $0.10 per share, they hold immediately prior to the merger, plus cash in lieu of fractional shares.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS AND ADOPTION OF NEW ACCOUNTING STANDARDS

Accounting Standards Adopted in 2019
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This guidance was further modified in July 2018 by ASU No. 2018-10, Codification Improvements to Topic 842 Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. These updates require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. For public entities, these updates are effective for fiscal years beginning after December 15, 2018, with the option to transition with a modified retrospective application to prior periods presented or to apply the guidance as of the adoption date without restating prior periods. The Company adopted the standard on January 1, 2019 without restating prior periods, and recorded a $8.7 million right of use asset and corresponding lease liability as a result of including leases on the consolidated balance sheet. The adopted guidance did not have an effect on Company's consolidated statement of operations or statement of shareholders' equity.

Recent Accounting Pronouncements

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

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019
U.S. Agencies	$2,868	$109	$—	$2,977
State, county, and municipal securities	28,492	352	187	28,657
Mortgage-backed securities	385,321	2,757	2,820	385,258
Corporate debt securities	18,068	280	561	17,787
	$434,749	$3,498	$3,568	$434,679

December 31, 2018
U.S. Agencies	$3,016	$56	$—	$3,072
State, county, and municipal securities	44,639	214	765	44,088
Mortgage-backed securities	370,706	1,092	5,921	365,877
Corporate debt securities	25,567	433	1,283	24,717
	$443,928	$1,795	$7,969	$437,754

The amortized cost and fair value of held-to-maturity investment securities are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019
State, county, and municipal securities	$1,662	$2	$5	$1,659
Mortgage-backed securities	33,445	104	374	33,175
	$35,107	$106	$379	$34,834

December 31, 2018
State, county, and municipal securities	$1,977	$1	$10	$1,968
Mortgage-backed securities	35,782	—	776	$35,006
	$37,759	$1	$786	$36,974

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity are shown below (in thousands):

	Amortized Cost	Fair Value
March 31, 2019
Due after one year through five years	$6,389	$5,888
Due after five years through ten years	24,097	24,505
Due after ten years	18,942	19,028
Mortgage-backed securities¹	385,321	385,258
	$434,749	$434,679

Held-to-maturity:
Due in one year or less	$451	$451
Due after one year through five years	1,211	1,208
Mortgage-backed securities¹	33,445	33,175
	$35,107	$34,834
¹Actual maturities may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

The following summarizes the fair value of securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2019
State, county, and municipal securities	$—	$—	$11,647	$187	$11,647	$187
Mortgage-backed securities	—	—	169,319	2,820	169,319	2,820
Corporate debt securities	2,029	561	—	—	2,029	561
	$2,029	$561	$180,966	$3,007	$182,995	$3,568
December 31, 2018
State, county, and municipal securities	$2,573	$11	$19,539	$754	$22,112	$765
Mortgage-backed securities	25,706	34	197,036	5,887	222,742	5,921
Corporate debt securities	3,307	1,283	—	—	3,307	1,283
	$31,586	$1,328	$216,575	$6,641	$248,161	$7,969

The following summarizes the fair value of securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2019
State, county, and municipal securities	$—	$—	$819	$5	$819	$5
Mortgage-backed securities	—	—	18,778	374	18,778	374
	$—	$—	$19,597	$379	$19,597	$379

December 31, 2018
State, county, and municipal securities	$—	$—	$1,703	$10	$1,703	$10
Mortgage-backed securities	—	—	35,006	776	35,006	776
	$—	$—	$36,709	$786	$36,709	$786

At March 31, 2019, the Company had 66 securities in an unrealized loss position. Management evaluates whether unrealized losses on securities represent impairment that is other than temporary on a quarterly basis. For debt securities, the Company considers its intent to sell or hold the securities and if it is more likely than not the Company will be required to sell the securities.  If such impairment is identified, based upon the intent to sell or the more likely than not threshold, the carrying amount of the security is reduced to fair value with a charge to earnings. Upon the result of the aforementioned review, management then reviews for potential other than temporary impairment based upon other qualitative factors.  In making this evaluation, management considers changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, performance of the debt security, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. If determined that a debt security has incurred other than temporary impairment, then the amount of the credit related impairment is determined.  For equity securities, management reviews the near term prospects of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors when determining if an unrealized loss is other than temporary. If a credit loss is evident, the amount of the credit loss is charged to earnings and the non-credit related impairment is recognized through other comprehensive income. At March 31, 2019, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

Proceeds from sales of available-for-sale securities as of March 31, 2019 and 2018 were $32.4 million and $410,000, respectively. Gross gains and losses on sales of available-for-sale securities for the three months ended March 31, 2019 were $375,000 and $2,000, respectively. There were not any gains or losses recognized on the sales of available-for-sale securities for the three months ended March 31, 2018.

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Securities with an aggregate carrying value of $110.9 million at March 31, 2019 and $162.5 million at December 31, 2018 were pledged to secure public funds on deposit and for other purposes required or permitted by law.

NOTE 4: LOANS

The loan portfolio consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Commercial, financial and agricultural	$255,410	$267,340
Real estate – construction	89,723	87,506
Real estate – commercial	376,523	368,449
Real estate – residential	130,700	132,435
Consumer and other	40,784	43,506
Lease financing receivable	510	549
Total loans	893,650	899,785
Allowance for loan and lease losses	(24,779)	(17,430)
Total loans, net	$868,871	$882,355

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At March 31, 2019, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $106.8 million, or 12.0% of total loans, with $3.7 million in nonaccrual oil and gas loans.

Allowance for Loan Losses

The allowance for loan losses is a valuation account available to absorb probable losses on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance for loan losses at the time of recovery.  Quarterly, the probable level of losses in the existing portfolio is estimated through consideration of various quantitative and qualitative factors. As such, some of the factors considered in determining provisions include estimated losses relative to specific credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off–balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others. Based on these estimates, the allowance for loan losses is increased by charges to earnings and decreased by charge‑offs (net of recoveries).

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans as of and for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	March 31, 2019
	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate- Commercial	Real Estate - Residential	Consumer and other	Lease financing receivable	Total
Allowance for loan losses:
Beginning balance	$10,633	$140	$4,913	$1,156	$585	$3	$17,430
Charge-offs	(293)	—		—	(91)	—	(384)
Recoveries	82	—	25	1	25	—	133
Provision	8,431	271	(560)	(504)	(35)	(3)	7,600
Ending balance	$18,853	$411	$4,378	$653	$484	$—	$24,779
Ending balance: individually evaluated for impairment	$8,040	$—	$75	$—	$—	$—	$8,115
Ending balance: collectively evaluated for impairment	$10,813	$411	$4,303	$653	$484	$—	$16,664

Loans:
Ending balance	$255,410	$89,723	$376,523	$130,700	$40,784	$510	$893,650
Ending balance: individually evaluated for impairment	$16,938	$323	$4,412	$—	$—	$—	$21,673
Ending balance: collectively evaluated for impairment	$238,472	$89,400	$372,111	$130,700	$40,784	$510	$871,977

	March 31, 2018
	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate- Commercial	Real Estate - Residential	Consumer and other	Lease financing receivable	Total
Allowance for loan losses:
Beginning balance	$20,577	$596	$3,918	$837	$957	$3	$26,888
Charge-offs	(1,524)	(2)	(86)	(3)	(221)	—	(1,836)
Recoveries	276	—	6	1	36	—	319
Provision	(264)	159	(105)	64	146	—	—
Ending balance	$19,065	$753	$3,733	$899	$918	$3	$25,371
Ending balance: individually evaluated for impairment	$5,968	$94	$76	$20	$6	$—	$6,164
Ending balance: collectively evaluated for impairment	$13,097	$659	$3,657	$879	$912	$3	$19,207

Loans:
Ending balance	$401,048	$94,679	$444,277	$145,671	$50,888	$692	$1,137,255
Ending balance: individually evaluated for impairment	$55,092	$192	$26,005	$2,088	$50	$—	$83,427
Ending balance: collectively evaluated for impairment	$345,956	$94,487	$418,272	$143,583	$50,838	$692	$1,053,828

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans >90 Days Past Due and Still Accruing
Commercial, financial and agricultural	$1,658	$62	$3,630	$5,350	$250,060	$255,410	$—
Real estate – construction	4,332	128	117	4,577	85,146	89,723	—
Real estate – commercial	984	—	1,394	2,378	374,145	376,523	—
Real estate – residential	213	427	1,194	1,834	128,866	130,700	—
Consumer and other	85	27	29	141	40,643	40,784	—
Lease financing receivable	—	—	—	—	510	510	—
	$7,272	$644	$6,364	$14,280	$879,370	$893,650	$—

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans >90 Days Past Due and Still Accruing
Commercial, financial and agricultural	$385	$902	$2,173	$3,460	$263,880	$267,340	$—
Real estate – construction	47	—	117	164	87,342	87,506	—
Real estate – commercial	435	—	771	1,206	367,243	368,449	—
Real estate – residential	695	31	1,407	2,133	130,302	132,435	—
Consumer and other	176	28	56	260	43,246	43,506	—
Lease financing receivable	—	—	—	—	549	549	—
	$1,738	$961	$4,524	$7,223	$892,562	$899,785	$—

Non-accrual loans are as follows (in thousands):

	March 31, 2019	December 31, 2018
Commercial, financial, and agricultural	$16,629	$3,599
Real estate - construction	351	278
Real estate - commercial	4,462	2,977
Real estate - residential	1,720	2,008
Consumer and other	29	58
	$23,191	$8,920

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

	March 31, 2019			December 31, 2018
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance (1)
With no related allowance recorded:
Commercial, financial, and agricultural	$3,299	$4,988	$—	$2,924	$3,011	$—
Real estate - construction	323	323	—	117	117	—
Real estate - commercial	4,281	5,439	—	3,395	3,395	—
Real estate - residential	—	—	—	—		—
Consumer and other	—	—	—	—	—	—
Subtotal:	7,903	10,750	—	6,436	6,523	—
With an allowance recorded:
Commercial, financial, and agricultural	13,639	13,781	8,040	1,025	1,025	470
Real estate - construction	—	—	—	131	131	4
Real estate - commercial	131	131	75	—	—	—
Real estate - residential	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal:	13,770	13,912	8,115	1,156	1,156	474
Total impaired loans	21,673	24,662	8,115	7,592	7,679	474
(1) Troubled debt restructuring totaling $2.8 million and $1.3 million are included in the recorded investment of impaired loans as of March 31, 2019 and December 31, 2018.

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the periods indicated (in thousands).

	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized During Impairment	Average Recorded Investment	Interest Income Recognized During Impairment
Commercial, financial, and agricultural	17,430	12	46,935	18
Real estate - construction	336	—	129	—
Real estate - commercial	6,729	—	18,567	—
Real estate - residential	—	—	1,353	—
Consumer and other	—	—	—	—
Total	24,495	12	66,984	18

Credit Quality
The Company manages credit risk by observing written underwriting standards and the lending policy established by the Board of Directors and management to govern all lending activities.  The risk management program requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by a loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Credit Risk Committee of the Board of Directors.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans.

The following tables present the classes of loans by risk rating (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2019
Commercial, financial and agricultural	$224,476	$10,871	$20,063	$—	$255,410
Real estate – construction	84,869	4,428	426	—	89,723
Real estate – commercial	338,994	19,156	18,373	—	376,523
Real estate – residential	124,742	1,911	4,047	—	130,700
Consumer and other	40,725	1	58	—	40,784
Lease financing receivable	510	—	—	—	510
Total loans	$814,316	$36,367	$42,967	$—	$893,650

December 31, 2018
Commercial, financial and agricultural	$240,232	$20,259	$6,849	$—	$267,340
Real estate – construction	83,240	3,910	356	—	87,506
Real estate – commercial	329,213	23,475	15,761	—	368,449
Real estate – residential	125,984	1,955	4,496	—	132,435
Consumer and other	43,416	5	85	—	43,506
Lease financing receivable	549	—	—	—	549
Total loans	$822,634	$49,604	$27,547	$—	$899,785

Troubled Debt Restructurings

A TDR is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider. The Company grants the concession in an attempt to protect as much of its investment as possible.

The following tables present information about TDRs that were modified during the periods presented by portfolio segment (in thousands):

	Three months ended
	March 31, 2019		March 31, 2018
	Number of loans	Pre-modification recorded investment	Number of loans	Pre-modification recorded investment
Commercial, financial and agricultural (1)	3	$1,983	—	$—
(1) The pre-modification and post-modification recorded investment amount represent the recorded investment on the date of the loan modification. Since the modification of these loans were payment modifications, not principal reductions, the pre-modification and post-modification recorded investment amount is the same.

During the three months ended ending March 31, 2019 and 2018, TDRs that had a payment default during the twelve-month periods and that were modified within the previous 12 months was $713,000 and $0, respectively. The Company defines a payment default as any loan that is greater than 30 days past due or was past due greater than 30 days at any point during the reporting period, or since the date of modification, whichever is shorter.

A troubled debt restructuring by definition is an impaired loan, as such all TDRs that meet the dollar threshold are reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined an impairment exists, either because of a delinquency or other credit related issues, a specific reserve is recorded for the loan. There are no specific reserves on TDRs as of March 31, 2019 and 2018.

NOTE 5: DERIVATIVES
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. Forward starting interest rate swaps with a notional amount totaling $12.5 million and $15.0 million were entered into on July 6, 2016 and were designated as cash flow hedges of certain repurchase agreements and FHLB advances. The swaps mature in August 2021 and December 2021, respectively. The swaps operate under a pay fixed of .993% and 1.043%, respectively, and receive variable each at LIBOR flat. The swaps were determined to be fully effective during the periods presented and therefore no ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets/other liabilities with changes in fair value recorded in other comprehensive income (loss). The amount included in other comprehensive income (loss) would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. At March 31, 2019 and December 31, 2018, the fair value of the swap recorded in other assets totaled $805,000 and $1.1 million, respectively. Interest expense recorded on the swap transaction totaled $2,000 and $0 for the three months ended March 31, 2019 and 2018, respectively and is reported as a component of interest expense.

NOTE 6: LEASES

As of January 1, 2019, the Company adopted ASU 2016-02 (Topic 842) on a prospective basis using the effective date method. The adoption of the new standard did not have a material impact on MidSouth's financial statements; however, additional disclosures have been added in accordance with the ASU. See Note 2 for additional information on this new accounting standard.

We have operating leases for branches and corporate offices. Our leases have remaining lease terms from 1 to 40 years, some of which have options to extend the leases up to 5 years, and some which include options to terminate the leases within 1 year. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight -line basis over the lease term. We rent or sublease certain real estate to third parties.

The following is a summary of net lease cost and other selected information related to operating leases (cost, in thousands):

Three Months Ended March 31, 2019
Net lease cost:
Operating lease cost	$466
Variable lease cost	(43)
Sub lease income	(44)
Net lease cost	$379
Weighted average remaining lease term (years)	14
Weighted average discount rate	3.4%

Maturities of leases payments, undiscounted cash flow, lease liability were as follows (in thousands):

	Lease Payments	Undiscounted Cash Flow	Lease Liability
2019	$1,817	$250	$1,567
2020	1,820	196	1,624
2021	1,060	149	911
2022	518	132	386
2023	351	122	229
Thereafter	5,160	1,674	3,486
	$10,726	$2,523	$8,203

NOTE 7: OTHER COMPREHENSIVE LOSS

The following is a summary of the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2019			2018
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gains/losses during period	6,476	$—	$6,476	$(4,048)	$850	$(3,198)
Reclassification adjustment for gains included in net income	(373)	—	(373)	—	—	—
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	(261)	—	(261)	309	(65)	244
Total other comprehensive income (loss)	$5,842	$—	$5,842	$(3,739)	$785	$(2,954)

The reclassifications out of accumulated other comprehensive loss into net income are presented below (in thousands):

	Three months ended March 31,
	2019	2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$373	$—	Gain on sale of securities, net
	—	—	Tax expense
	$373	$—	Net of tax

Gains on derivative instruments:
	$(262)	$(40)	Interest expense
	—	8	Tax expense
	$(262)	$(32)	Net of tax

NOTE 8: LOSS PER COMMON SHARE

The following table is a summary of computation of loss per common share based on the weighted average number of common shares outstanding (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(5,830)	$360
Dividends on preferred stock	810	810
Adjusted net loss available to common shareholders	$(6,640)	$(450)
Weighted average number of common shares outstanding used in computation of basic loss per common share	16,674	16,495
Effect of dilutive securities:
Stock options	—	5
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted loss per share	16,674	16,500
Net loss per common share:
Basic	$(0.40)	$(0.03)
Diluted	$(0.40)	$(0.03)

The Company has reported a net loss for the three months ended March 31, 2019. As such, during those periods all potential common shares were excluded from the calculation of diluted earnings per share as they would have an anti-dilutive effect for the respective period.

NOTE 9: FAIR VALUE MEASUREMENT

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
The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable. A loan is determined to be impaired if the Company believes it is probable that all principal and interest amounts due according to the terms of the note will not be collected as scheduled. The fair value of impaired loans is determined in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan, and generally results in a specific reserve established through a charge to the provision for loan losses. Losses on impaired loans are charged to the allowance when management believes the uncollectability of a loan is confirmed. Management has determined that the majority of impaired loans are Level 3 assets due to the extensive use of market appraisals
Cash Surrender Value of Life Insurance Policies—Fair value for life insurance cash surrender value is based on cash surrender values indicated by the insurance companies.
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
Federal Home Loan Bank Advances—The fair value approximates carrying amount because of the short maturity of these instruments.
Junior Subordinated Debentures—For junior subordinated debentures that bear interest on a floating basis, the fair value approximates carrying amount. For junior subordinated debentures that bear interest on a fixed rate basis, the fair value is estimated using a discounted cash flow analysis that applies interest rates currently being offered on similar types of borrowings.
Off-Balance-Sheet Instruments—Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial for disclosure.

The following table presents the fair value measurements of certain assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall (in thousands):

	Recurring Basis Fair Value Measurements
	March 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. Government agencies	$2,977	$—	$2,977	$—
State, county, and municipal securities	28,657	$—	$28,657	—
Mortgage-backed securities	385,258	—	385,258	—
Corporate debt securities	17,787	—	17,787	—
Derivative assets	805	—	$805	—
Total recurring assets at fair value	$435,484	$—	$435,484	$—

	Recurring Basis Fair Value Measurements
	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. Government agencies	$3,072	$—	$3,072	$—
State, county, and municipal securities	44,088	$—	$44,088	$—
Mortgage-backed securities	365,877	—	365,877	—
Corporate debt securities	24,717	—	24,717	—
Derivative assets	1,067	$—	$1,067	$—
Total recurring assets at fair value	$438,821	$—	$438,821	$—

The following table presents the fair value measurements of certain assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands):

	Nonrecurring Basis Fair Value Measurements
	March 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans	$3,179	$—	$—	$3,179
Loans held for sale	1,511	—	1,511	—
Other real estate	664	—	—	664
Assets held for sale	1,024	—	1,024	—
Total nonrecurring assets at fair value	$6,378	$—	$2,535	$3,843

	Nonrecurring Basis Fair Value Measurements
	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans	$3,086	$—	$—	$3,086
Loans held for sale	23,876	—	23,876	—
Other real estate	1,067	—	—	1,067
Assets held for sale	1,024	—	1,024	—
Total nonrecurring assets at fair value	$29,053	$—	$24,900	$4,153
The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2019 and the year ended December 31, 2018, there was not a change in the methods and significant assumptions used to estimate fair value for assets carried at fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets (dollars in thousands):

	Fair Value at
Description	March 31, 2019	Technique	Unobservable Inputs
Impaired loans	$3,179	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	664	Third party appraisals	Collateral discounts and estimated costs to sell

	Fair Value at
Description	December 31, 2018	Technique	Unobservable Inputs
Impaired loans	$3,086	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	1,067	Third party appraisals	Collateral discounts and estimated costs to sell

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at March 31, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value Measurements
	March 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$243,430	$243,430	$—	$—
Securities available-for-sale	434,679	—	434,679	—
Securities held-to-maturity	35,107	—	34,834	—
Loans, net	868,871	—	—	869,568
Derivative assets	805	—	805	—
Cash surrender value of life insurance	15,188	—	15,188	—
Financial liabilities:
Non-interest-bearing deposits	$418,321	$—	$418,321	$—
Interest-bearing deposits	1,027,314	—	847,109	178,554
Securities sold under agreements to repurchase	11,968	11,968	—	—
FHLB borrowings	27,500	—	27,500	—
Other borrowings	22,167	—	22,167	—

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$205,371	$205,371	$—	$—
Available-for-sale securities	437,754	—	437,754	—
Securities held-to-maturity	37,759	—	36,974	—
Loans, net	882,355	—	—	885,054
Derivative assets	1,067	—	1,067	—
Cash surrender value of life insurance	15,135	—	15,135	—
Financial liabilities:
Non-interest-bearing deposits	383,167	—	383,167	—
Interest-bearing deposits	1,068,904	—	888,806	177,794
Securities sold under agreements to repurchase	11,220	11,220	—	—
FHLB borrowings	27,500	—	27,500	—
Other borrowings	22,167	—	22,167	—

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

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying this report.  We encourage you to read this discussion in conjunction with our consolidated financial statements and the notes thereto presented herein and with the financial statements, the notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Cautionary Statement regarding Forward-Looking Statements

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the factors discussed under the caption “Risk Factors” in this Report and in our 2018 Annual Report on form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the following:

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

•
a deviation in actual experience from the underlying assumptions used to determine and establish our allowance for loanand leases losses (“ALLL”), which could result in greater than expected loan losses;

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

•
that required regulatory, shareholder or other approvals for the Company’s pending merger with Hancock Whitney Corporation are not obtained or the conditions to the parties’ obligations to complete the merger are not satisfied in a timely manner or at all;

•
mergers and acquisitions, including the degree of success in integrating operations following the Company’s pending merger with Hancock Whitney Corporation and merger integration risk in connection with the Company’s pending merger with Hancock Whitney Corporation such as potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration with Hancock Whitney Corporation, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration-related matters;

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2018 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2018 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

The Company adopted ASU No. 2016-02 Leases (Topic 842). This ASU revised certain aspects of recognition, measurement, presentation and disclosure of leasing transactions.
Pending Merger with Hancock Whitney Corporation
On April 30, 2019, the Company and Hancock Whitney Corporation (“Hancock Whitney”) announced that they had entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for, among other things, the acquisition of the Company by Hancock Whitney (the “Merger”). Under the terms of the Merger Agreement, each share of the Company’s common stock will convert to the right to receive 0.2952 shares of Hancock Whitney common stock, $3.33 par value per share, plus cash in lieu of fractional shares. Immediately following the completion of the merger, the Bank will merge with and into Hancock Whitney’s wholly-owned bank subsidiary, Hancock Whitney Bank, with Hancock Whitney Bank continuing as the surviving bank.
The Merger is subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by the Company’s shareholders. For more information on the pending Merger, please refer to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2019. The Merger Agreement was included as Exhibit 2.1 to the Form 8-K filed on May 2, 2019 and is incorporated by reference herein.

Results of Operations

For the Three Months Ended March 31, 2019 and 2018

Net loss available to common shareholders totaled $6.6 million, or $0.40 per share, for the three months ended March 31, 2019, compared to net loss available to common shareholders of $450,000, or $0.03 per share, for the three months ended March 31, 2018. Provision for loan loss totaled $7.6 million and $0 for the three months ended March 31, 2019 and 2018, respectively. The loan loss provisions increased substantially during 2019 primarliy due to a $6.6 million impairment charge for a shared national healthcare credit.

Fully taxable-equivalent ("FTE") net interest income was $15.5 million for the first quarter of 2019, a $2.0 million decrease compared to $17.5 million for the first quarter of 2018. Our annualized net interest margin, on a FTE basis, decreased 22 basis points in prior year quarterly comparison, from 4.12% for the first quarter of 2018 to 3.89% for the first quarter of 2019. Net interest income decreased $2.0 million in quarterly comparison, resulting from a $1.6 million decrease in interest income and a $435,000 increase in interest expense.

Excluding remediation expenses of $3.9 million for the first quarter of 2018, noninterest expenses increased $1.9 million in quarterly comparison and consisted primarily of a $2.0 million increase in salaries and employee benefits costs. The provision for loan losses increased $7.6 million in quarterly comparison, from $0 for the three months ended to March 31, 2018 to $7.6 million the three months ended March 31, 2019.

Dividends on preferred stock totaled $810,000 for the three months ended March 31, 2019 and 2018, respectively. Dividends on the Series B Preferred Stock were $720,000 for the three months ended March 31, 2019 and 2018, respectively. Dividends on the Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation (“PSB”) totaled $90,000 for the three months ended March 31, 2019 and 2018, respectively.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 3.89% and 4.12% for the three months ended March 31, 2019 and 2018, respectively.   The tables below analyze the changes in net interest income in the three months ended March 31, 2019 and 2018.

FTE net interest income decreased $2.0 million in prior year quarterly comparison. Interest income on loans decreased $3.0 million due to a decrease in the average balance of loans of $255.4 million in prior year quarterly comparison. The average yield on loans increased 14 basis points in prior year quarterly comparison, from 5.60% to 5.74%.

FTE interest income on investments increased $947,000 in prior year quarterly comparison. The average volume of investment securities increased $90.0 million during the three months ended March 31, 2019 compared to same period in 2018 and the average tax equivalent yield on investment securities increased 32 basis points, from 2.54% to 2.86%.

The average yield on all earning assets decreased 15 basis points in prior year quarterly comparison, from 4.56% for the first quarter of 2018 to 4.41% for the first quarter of 2019.

Interest expense increased $435,000 in quarterly comparison. The increase in interest is primarily a result of a $442,000 increase in interest expense on deposits and a $67,000 increase in interest expense on Trust Preferred Securities ("TruPs"), which were partially offset by a $74,000 decrease in interest expense on repurchase agreements and FHLB Borrowings.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin decreased 23 basis points to 3.89% as of March 31, 2019 compared to the same period in 2018.

The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets are interest-bearing liabilities as of the dates indicated (in thousands):

Average Balances, Net Interest Income and Yields/Rates
	Three Months Ended March 31,
	2019			2018
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
Assets
Investment securities (1)
Taxable	$436,549	$3,071	2.81%	$334,419	$2,047	2.45%
Tax exempt (2)	38,424	323	3.36%	50,550	400	3.17%
Total investment securities	474,973	3,394	2.86%	384,969	2,447	2.54%
Federal funds sold	5,493	32	2.33%	4,978	18	1.45%
Time and interest bearing deposits in other banks	185,418	1,004	2.17%	132,940	514	1.55%
Other investments	16,936	95	2.24%	12,721	87	2.74%
Total loans(3)	904,293	12,987	5.74%	1,159,671	16,015	5.60%
Total earning assets	1,587,113	17,512	4.41%	1,695,279	19,081	4.56%
Nonearning assets	155,573			164,791
Total assets	$1,742,686			$1,860,070

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,042,918	$1,680	0.64%	$1,056,417	$1,238	0.47%
Securities sold under repurchase agreements	12,069	14	0.46%	40,115	40	0.40%
FHLB borrowings	27,500	81	1.18%	38,741	129	1.33%
Other borrowings	22,167	287	5.18%	22,167	220	3.97%
Total interest bearing liabilities	1,104,654	2,062	0.75%	1,157,440	1,627	0.57%
Other liabilities	414,829			447,460
Shareholders’ equity	223,203			255,170
Total liabilities and shareholders’ equity	$1,742,686			$1,860,070

Net interest income and net interest spread		$15,450	3.66%		$17,454	3.99%
Net interest margin			3.89%			4.12%
(1) Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.
(2)Reflects taxable-equivalent adjustments using the federal statutory rate of 21% as of March 31, 2019 and 2018, respectively, in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $68,000 for 2019 and $84,000 for 2018 for the quarter ended.
(3) Interest income includes loan fees of $632,000 for 2019 and $1.0 million for 2018. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis

The following table shows the relative effect on net interest revenue resulting from changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid by the Company on such assets and liabilities (in thousands).

Rate/Volume Analysis on a Taxable Equivalent Basis
	Three Months Ended March 31, 2019 vs. 2018
	Change Attributable to
	Volume	Rate	Change(1)
Interest Income:
Investment securities	$590	$357	$947
Federal funds sold	1	13	14
Time and interest bearing deposits in other banks	242	248	490
Other investments	86	(78)	8
Loans, including fees	(5,664)	2,636	(3,028)
Total interest income	(4,745)	3,176	(1,569)

Interest Expense:
Deposits	(103)	545	442
Securities sold under repurchase agreements	(63)	37	(26)
FHLB advances	(34)	(14)	(48)
Other borrowings	—	67	67
Total interest expense	(200)	635	435
Net interest income	$(4,545)	$2,541	$(2,004)
(1) Amounts shown as increase (decrease) due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Non-interest Income

Total non-interest income was $6.3 million for the three months ended March 31, 2019, compared to $4.8 million for the same period in 2018. The following table presents the components of non-interest income (in thousands):

	Three Months Ended March 31,
	2019	2018
Service charges on deposits	$1,793	$2,206
ATM and debit card income	1,925	1,784
Credit card income	520	371
Gain on sale of securities, net	373	—
Gain on sale of loans, net	1,274	—
Other charges and fees	388	468
Total non-interest income	$6,273	$4,829

Non-interest income increased $1.4 million in quarterly comparison, from $4.8 million for the three months ended March 31, 2018 to $6.3 million for the three months ended March 31, 2019. The increase is primarily due to a $1.6 million gain on sale of loans and securities offset by a $413,000 decrease in service charges on deposits. The decline in service charge income during the three months ended March 31, 2019 is primarily a result of consumer behavior but more so due to the influx of tax refunds during this period. Historically, we have experienced a decline in service charge income during the first quarter due to tax season. Furthermore, non-interest bearing deposits have declined year over year which is also contributing to the change in service charge income recognized.

Non-interest Expenses

The following table presents the components of non-interest expense (in thousands).

	Three Months Ended March 31,
	2019	2018
Salaries and employee benefits	9,700	7,719
Occupancy expense	3,307	3,045
ATM and debit card	624	576
Data processing	848	665
Loss on transfer of loans to held for sale	—	875
Legal and professional fees	1,883	1,689
Regulatory remediation expense	—	3,926
Amortization of core deposit intangibles	277	277
FDIC Insurance	231	430
Marketing	319	195
Corporate development	369	237
Other	2,328	2,239
Total non-interest expense	$19,886	$21,873

Total non-interest expense was $19.9 million for the three months ended March 31, 2019, compared to $21.9 million ended March 31, 2018. Salaries and employee benefits expense increased $2.0 million for the three months ended March 31, 2019, respectively, from the same periods in 2018 due to continued investment in compliance staffing versus the same period a year ago.

Occupancy expense increased $262,000 for the three months ended March 31, 2019, respectively, from the same period in 2018. The increase is due to the loss of $180,000 on the sale of a previously closed branch, $152,000 for lease termination fees, offset by gains on sale of fixed assets of $135,000.

Regulatory remediation expense decreased $3.9 million for the three months ended March 31, 2019, respectively, from the same periods in 2018. The decrease is related to completion of various regulatory remediation projects.

Balance Sheet Review

At March 31, 2019, we had total assets of approximately $1.7 billion, consisting principally of $868.9 million in net loans, $469.8 million in investment securities, $243.4 million in cash and cash equivalents and $11.2 million in Deferred Tax Assets with a fully offsetting valuation allowance. Our liabilities at March 31, 2019 totaled $1.5 billion, consisting primarily of $1.4 billion in deposits. At March 31, 2019, our shareholders' equity was $221.2 million.

At December 31, 2018, we had total assets of approximately $1.7 billion, consisting principally of $882.4 million in net loans, $475.5 million in investment securities and $205.4 million in cash and cash equivalents and $11.4 million in Deferred Tax Assets with a fully offsetting valuation allowance. Our liabilities at December 31, 2018 totaled $1.52 billion, consisting primarily of $1.45 billion in deposits. At December 31, 2018, our shareholders' equity was $222.0 million.

Investment securities totaled $469.8 million, or 26.9% of total assets at March 31, 2019, versus $475.5 million, or 27.3% of total assets at December 31, 2018. The investment portfolio had an effective duration of 2.60 years and a net unrealized loss of $70,000 at March 31, 2019.

The following table shows the composition of the Company's loan portfolio (in thousands).

Composition of Loans
	March 31, 2019	December 31, 2018
Commercial, financial and agricultural	$255,410	$267,340
Real estate – construction	89,723	87,506
Real estate – commercial	376,523	368,449
Real estate – residential	130,700	132,435
Consumer and other	40,784	43,506
Lease financing receivable	510	549
Total loans	893,650	899,785
Allowance for loan and lease losses	(24,779)	(17,430)
Total loans, net	$868,871	$882,355

Total deposits at March 31, 2019 remained stable at $1.45 billion with only a slight decrease when compared to December 31, 2018. Our stable core deposit base, which excludes time deposits, totaled $1.3 billion or 87.5% and 87.6% of total deposits at both March 31, 2019 and December 31, 2018.

FHLB borrowings remained unchanged at $27.5 million at March 31, 2019 and December 31, 2018.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended March 31, 2019, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is available through four sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, borrowing lines with correspondent banks and brokered deposits. Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $56.5 million in projected cash flow from securities repayments for the remainder of 2019 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of March 31, 2019, we had no borrowings with the FRB-Atlanta. FHLB advances totaled $27.5 million at March 31, 2019 and consisted of two advances on existing swap contracts. Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $298.4 million at March 31, 2019.  The Bank has the ability to post additional collateral of approximately $293.9 million if necessary to meet liquidity needs.  Additionally, $135.2 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $20.0 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

The Company holds minor investments in certain limited partnerships. As of March 31, 2019, the Bank had a recorded investment of $5.7 million in these limited partnerships and had committed to fund an additional $6.8 million related to future capital calls that has not been reflected in the consolidated balance sheet

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the $32.0 million of Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 9.0% for the three month period ended March 31, 2019 and 2018.

On December 28, 2012, the Company issued 756,511 shares of common stock and 99,971 shares of Series C Preferred Stock in connection with the PSB acquisition.  As of March 31, 2019, there were 89,721 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $90,000 for the three months ended March 31, 2019 and 2018.

Due to the loss reported for quarter ended March 31, 2019, we currently do not have the ability to approve dividends from the Bank to the Company without prior approval from the OCC.  As of March 31, 2019, the Company had $42.7 million of cash to fund general corporate obligations.

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

In addition, the Basel III rules subject banking organizations to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer phased in by 2019 of 2.5% above the new regulatory minimum capital ratios.  The effect of the capital conservation buffer fully implemented on January 1, 2019 was to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum Tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5% for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.  The new minimum capital requirements were effective on January 1, 2015 for community banking organizations, such as MidSouth, whereas other requirements of the Basel III rules including the conservation buffer phased in as of January 2019.

At March 31, 2019, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio (total risk-based capital to risk-weighted assets) of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  However, effective July 19, 2017, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 leverage ratio of at least 8%, and a total risk-based capital ratio of at least 12%. The Bank had a Tier 1 leverage capital ratio of 9.09% and a total risk-based capital ratio of 15.52% at March 31, 2019. As of March 31, 2019, the Company’s Tier 1 leverage ratio was 11.60%, Tier 1 capital to risk-weighted assets was 18.22%, total capital to risk-weighted assets was 19.49% and common equity Tier 1 capital to risk-weighted assets was 12.48%.

Asset Quality

Credit Risk Management

We manage credit risk primarily by observing written, board approved policies that govern all credit underwriting and approval activities.  Our Chief Credit Officer (“CCO”) is responsible for credit underwriting as well as management of classified and criticized assets for the Bank.  The role of the CCO includes on-going review and development of lending policies, commercial credit analysis, centralized consumer underwriting, and overall credit risk management procedures.  The current risk management process requires that each individual loan officer review his or her portfolio on a quarterly basis and assign recommended credit ratings on each loan.  These efforts are supplemented by independent reviews performed by the loan review officer and other validations performed by the internal audit department.  The results of the reviews are reported directly to the Credit Risk Committee of the Board of Directors.

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At March 31, 2019, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy-related) industry, including related service and manufacturing industries, totaled approximately $106.8 million, or 12.0% of total loans with $3.7 million in nonaccrual oil and gas loans.

Additional information regarding credit quality by loan classification is provided in Note 4 – Loans and Note 9 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

The following table sets forth the Company's nonperforming assets (in thousands).

Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing
	March 31, 2019	December 31, 2018	March 31, 2018
Nonaccrual loans	$23,191	$8,920	$82,275
Loans past due 90 days and over and still accruing	—	—	1
Total nonperforming loans	23,191	8,920	82,276
Nonperforming loans held for sale	—	20,441	808
Other real estate owned	664	1,067	1,803
Other assets repossessed	66	55	194
Total nonperforming assets	$23,921	$30,483	$85,081
Troubled debt restructurings, accruing	$713	$1,334	$1,153

Nonperforming assets to total assets	1.37%	1.75%	4.58%
Nonperforming assets to total loans + ORE + other assets repossessed	2.68%	3.39%	7.47%
ALLL to nonperforming loans	106.85%	195.40%	30.84%
ALLL to total loans	2.77%	1.94%	2.23%

QTD charge-offs	$384	$19,277	$1,836
QTD recoveries	133	258	319
QTD net charge-offs	$251	$19,019	$1,517
Annualized net charge-offs to total loans	0.11%	8.45%	0.54%

Nonperforming assets totaled $23.9 million at March 31, 2019, a decrease of $6.6 million and $61.2 million from December 31, 2018 and March 31, 2018 reported amounts, respectively.  The decrease from December 31, 2018 to March 31, 2019 is primarily attributable to the sale of $16.9 million of nonperforming loans, which was offset by a $13.2 million increase in non-accrual loans that was due primarily to a $11.4 million shared national healthcare credit.

Allowance coverage for nonperforming loans was 106.85% at March 31, 2019 compared to 195.40% at December 31, 2018 and 30.84% at March 31, 2018.  The ALLL/total loans ratio was 2.77% at March 31, 2019, compared to 1.94% at December 31, 2018 and 2.23% at March 31, 2018.  The ratio of annualized net charge-offs to total loans was 0.11% for the three months ended March 31, 2019, compared to 8.45% for the three months ended December 31, 2018, and 0.54% for the three months ended March 31, 2018.

Total nonperforming assets to total loans plus ORE and other assets repossessed decreased to 2.68% at March 31, 2019 from 3.39% at December 31, 2018 and 7.47% at March 31, 2018.  Performing troubled debt restructurings (“TDRs”) totaled $713,000 at March 31, 2019, compared to $1.3 million at December 31, 2018 and $1.2 million at March 31, 2018.  Additional information regarding impaired loans is included in Note 4 – Loans and Note 9 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALLL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALLL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $24.8 million in the ALLL as of March 31, 2019 is sufficient to cover probable losses in the loan portfolio.

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

Non-GAAP Financial Measures

Certain financial information included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations is determined by methods other than in accordance with GAAP. The table below presents a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures. These non-GAAP financial measures include, "diluted earnings per share, operating" and "operating earnings available to common shareholders". "Diluted earnings per share, operating" is defined as net earnings available to common shareholders adjusted for specified one-time items divided by diluted weighted-average shares. "Operating earnings available to common shareholders" is defined as net earnings available to common shareholders adjusted for specified one-time items.
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
Reconciliations of these non-GAAP financial measures to the most directly comparable measures as reported in accordance with GAAP are included in the table below (in thousands).

Reconciliation of Non-GAAP Financial Measures
	Three Months Ended March 31,
	2019	2018
Operating Net (Loss) Income
Net loss available to common shareholders	$(6,640)	$(450)
Adjustment items:
Regulatory remediation costs	—	3,926
Loans held for sale expense	—	963
Branch closure expenses	—	145
Tax effect adjustments	—	(1,057)
Diluted (loss) earnings, operating	$(6,640)	$3,527

Weighted average number of shares - diluted	16,674	16,500
Net loss per diluted share	$(0.40)	$(0.03)
Effect of adjustment items	$—	$0.24
Operating net (loss) income per diluted share	$(0.40)	$0.21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to disclosures impacting market risk from those disclosed under the heading "Funding Sources-Interest Rate Sensitivity" in our 2018 Annual Report on Form 10-K. The reader should reference our 2018 Annual Report on Form 10-K for the full disclosure over quantitative and qualitative market risk.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 based on the criteria for effective internal control established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this assessment, management has determined that the Company did not maintain effective internal control over financial reporting as of March 31, 2019 because the Company’s previously reported material weaknesses in internal controls over financial reporting as of December 31, 2018 are still not effective given the lack of time to test and assess remediation efforts as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, we have identified a material weakness in our internal control over income tax reporting. This material weakness relates to an error in the Company’s tax entries for the fourth quarter of 2018 that included a misstatement of the Company’s valuation allowance and a related tax expense of $3.6 million. This error was identified by the Company’s external auditors after the Company’s books were closed but prior to the public release of the Company’s fourth quarter 2018 earnings statement and the related filing with the SEC. With turnover in the Company’s Accounting Department, lack of a repeatable and sustainable process for determining tax expense was revealed. The error was corrected in the Company’s fourth quarter 2018 earnings statement and the related filing with the SEC. Management performed a severity assessment to determine the significance of the control deficiency and concluded this was an isolated Material Weakness in the internal controls over the creation of the tax entries caused mainly by personnel turnover within the organization.

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

Remediation Activities
Management is committed to timely remediating the identified weaknesses with appropriate oversight from the Company’s Audit Committee. The Company has commenced efforts to remediate the material weaknesses identified above.

Prior to the end of the first quarter of 2019 we engaged Horne, LLC, a tax advisory firm, to assist with the remediation for our tax deficiencies to include assistance with the preparation of the ASC 740 journal entries at quarter end. Additional focus going forward will include assistance with developing an ASC 740 accounting policy, defining the necessary controls surrounding tax accounting, and developing a complete set of procedural documents and provide ongoing training.

Meetings commenced in February with GlassRatner to review ALLL policies and procedures and complete an evaluation of GAAP and regulatory guidance. The ALLL process was fully analyzed with interviews conducted with key members of Credit and Accounting including the Chief Credit Officer, the Chief Financial Officer, the Director of Special Assets, Director of SEC Reporting, and other Special Assets employees. As part of the immediate remediation to improve documentation, a more robust ALLL memo for first quarter of 2019 was prepared for submission to the Credit Risk Committee and control procedures for review of model inputs that included loans, impairments, net charge-offs and qualitative factors had redundant reviews to ensure accuracy and completeness. A working draft of ALLL procedures has been developed and is expected to be presented for approval to Credit Risk Committee in the second quarter of 2019.

Given the steps outlined above, management believes these efforts will effectively remediate the material weaknesses. Additionally, management will continually assess the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weaknesses described above.

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

Item 1A.    Risk Factors.

Because the market price of Hancock Whitney common stock will fluctuate, the value of the merger consideration to be received by our shareholders may change.
Pursuant to the Agreement and Plan of Merger, dated as of April 30, 2019 (the “Merger Agreement”), between Hancock Whitney and the Company, upon completion of the merger, each share of Company common stock, except for certain shares to be canceled in accordance with Section 1.5(c) of the Merger Agreement, that is issued and outstanding immediately prior to the effective time, will cease to be outstanding and will be converted automatically into the right to receive 0.2952 shares of Hancock Whitney common stock, par value $3.33 per share. The closing price of Hancock Whitney common stock on the date that the merger is completed may vary from the closing price of Hancock Whitney common stock on the date Hancock Whitney and the Company announced the signing of the Merger Agreement and the date of the special meeting of the Company’s shareholders regarding the merger. Because the merger consideration is determined by a fixed conversion ratio, at the time of the Company special meeting, Company shareholders will not know or be able to calculate the value of the shares of Hancock Whitney common stock they will receive upon completion of the merger. Any change in the market price of Hancock Whitney common stock prior to completion of the merger may affect the value of the merger consideration that Company shareholders will receive upon completion of the merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies’ respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of Hancock Whitney and the Company. Company shareholders should obtain current market quotations for shares of Hancock Whitney common stock and Company common stock before voting their shares at the Company special meeting.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
Before the transactions contemplated by the Merger Agreement may be completed, various approvals must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; any significant outstanding supervisory matters; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the merger or of imposing additional costs or limitations on the combined company following the merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the merger that are not anticipated or cannot be met. Furthermore, such conditions or changes may constitute a materially burdensome regulatory condition that may allow the parties to terminate the Merger Agreement. If the consummation of the merger does not occur, or is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of the Company may be materially and adversely affected.
Failure of the merger to be completed, the termination of the Merger Agreement, or a significant delay in the consummation of the merger could negatively impact the Company.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed on or before April 30, 2020, either Hancock Whitney or the Company may choose to terminate the Merger Agreement at any time after that date if the failure of the merger to occur on or before that date is not caused by any breach of the Merger Agreement by the party electing to terminate the Merger Agreement, before or after shareholder approval.

If the merger is not consummated, the ongoing business, financial condition and results of operations of the Company may be materially adversely affected and the market price of the Company’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated. If the consummation of the merger is delayed, the business, financial condition and results of operations of the Company may be materially adversely affected.
In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to the Company’s ongoing business during the pendency of the merger, could have a material adverse effect on the Company’s business, financial condition and results of operations.
Additionally, the Company’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger, and the market price of Company common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed. If the Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, Company shareholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on equally or more attractive terms than the merger with Hancock Whitney.
The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) pending the consummation of the merger, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with the Company to seek to change existing business relationships with the Company or fail to extend an existing relationship with the Company. In addition, competitors may target the Company’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.
The pursuit of the merger and the preparation for the integration may place a burden on the Company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company’s business, financial condition and results of operations.
In addition, the Merger Agreement restricts each party from taking certain actions without the other party’s consent while the merger is pending. These restrictions could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to the Company that might result in greater value to Company shareholders.
The Merger Agreement contains provisions that may discourage a third party from pursuing, announcing or submitting a business combination proposal to the Company that might result in greater value to Company shareholders than the merger with Hancock Whitney. These provisions include a general prohibition on the Company from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Furthermore, if the Merger Agreement is terminated, under certain circumstances, the Company may be required to pay Hancock Whitney a termination fee equal to $8,000,000.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended March 31, 2019.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Document Description
2.1
Agreement and Plan of Merger, dated as of April 30, 2019, by and between Hancock Whitney Corporation and MidSouth Bancorp, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 2, 2019)

3.1
Amended and Restated Articles of Incorporation of MidSouth Bancorp, Inc. (restated solely for purposes of Item 601(b)(3) of Regulation S-K) (filed as Exhibit 3.1 to MidSouth's Annual Report on Form 10-K filed on March 18, 2013 and incorporated herein by reference)

3.2
Amended and Restated By-laws of MidSouth Bancorp, Inc. effective as of September 26, 2012 (restated solely for purposes of Item 601(b)(3) of Regulation S-K (filed as Exhibit 3.3 to MidSouth’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.1	Consulting Agreement dated May 2, 2019, between MidSouth Bank, N.A. and D. Michael Kramer

31.1	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

31.2	Certification pursuant to Exchange Act Rules 13(a) – 14(a)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 10, 2019
/s/ James R. McLemore
James R. McLemore, President and CEO
(Principal Executive Officer)

/s/ Lorraine D. Miller
Lorraine D. Miller, CFO
(Principal Financial Officer and Principal Accounting Officer)