Form 10-Q
period 2019-06-30
MIDSOUTH BANCORP INC
filed 2019-08-09
CIK 745981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
YES   ☐   NO   x

As of August 6, 2019, there were 16,732,149 shares of the registrant’s Common Stock, par value $0.10 per share, outstanding.

Part I – Financial Information

Item 1. Financial Statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Balance Sheets (dollars in thousands, except share and per share amounts)
	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Cash and due from banks	$20,175	$27,701
Interest-bearing deposits in banks	207,902	174,909
Federal funds sold	4,375	2,761
Securities available-for-sale, at fair value (cost $421,482 and $443,928)	425,638	437,754
Securities held-to-maturity, (fair value $33,363 and $36,974)	33,219	37,759
Total securities	458,857	475,513
Other investments	18,261	16,614
Loans held for sale	10,304	23,876
Loans	880,037	899,785
Allowance for loan losses	(28,129)	(17,430)
Loans, net	851,908	882,355
Bank premises and equipment, net	54,221	55,382
Operating lease right-of-use assets	7,865	—
Goodwill and Intangibles	44,026	44,580
Cash surrender value of life insurance	15,248	15,135
Other real estate	387	1,067
Other assets	21,577	23,505
Total Assets	1,715,106	1,743,398

Liabilities:
Deposits:
Noninterest-bearing	$399,619	$383,167
Interest-bearing	1,023,770	1,068,904
Total deposits	1,423,389	1,452,071
Securities sold under agreements to repurchase	5,456	11,220
Operating lease liability	7,816	—
Federal Home Loan Bank advances	27,500	27,500
Junior subordinated debentures	22,167	22,167
Other liabilities	7,786	8,450
Total liabilities	1,494,114	1,521,408

Shareholders’ equity:
Series B Preferred stock, no par value; 5,000,000 shares authorized, 32,000 shares issued and outstanding, respectively	32,000	32,000
Series C Preferred stock, $10 par value; 100,000 shares authorized, 89,721 and 89,721 shares issued and outstanding, respectively	8,972	8,972
Common stock, $0.10 par value; 30,000,000 shares authorized, 16,733,569 and 16,641,017 shares issued and outstanding, respectively	1,671	1,664
Additional paid-in capital	169,147	169,111
Accumulated other comprehensive income (loss)	5,610	(4,035)
Retained earnings	3,592	14,278
Total shareholders’ equity	220,992	221,990
Total liabilities and shareholders’ equity	$1,715,106	$1,743,398

See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Operations (unaudited) (dollars in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$13,023	$15,344	$26,010	$31,359
Securities and other investments:
Taxable	3,100	2,093	6,170	4,140
Nontaxable	160	277	416	593
Interest bearing deposits in other banks	1,663	1,025	2,795	1,644
Total interest income	17,946	18,739	35,391	37,736

Interest expense:
Deposits	1,665	1,410	3,345	2,647
Securities sold under agreements to repurchase	9	25	23	66
Federal Home Loan Bank advances	74	120	155	249
Junior subordinated debentures	283	259	570	479
Total interest expense	2,031	1,814	4,093	3,441

Net interest income	15,915	16,925	31,298	34,295
Provision for loan losses	4,759	440	12,359	440
Net interest income after provision for loan losses	11,156	16,485	18,939	33,855

Non-interest income:
Service charges on deposits	1,854	2,065	3,647	4,271
ATM and debit card income	2,044	1,877	3,969	3,661
Credit card income	425	381	946	752
Gain on sale of securities, net	202	—	575	—
Gain on sale of loans, net	—	—	1,274	—
Other charges and fees	265	559	652	1,027
Total non-interest income	4,790	4,882	11,063	9,711

Non-interest expenses:
Salaries and employee benefits	8,940	7,916	18,638	15,635
Occupancy expense	2,962	3,193	6,269	6,238
ATM and debit card expense	682	648	1,306	1,224
Data processing	853	666	1,701	1,331
Regulatory remediation expense	—	5,323	—	9,249
Merger-related expense	1,149	—	1,149	—
Legal and professional fees	1,163	1,100	3,046	2,789
Loss on transfer of loans to held for sale	—	8	—	883
Other	3,100	3,419	6,626	6,796
Total non-interest expenses	18,849	22,273	38,735	44,145

Loss before income tax benefit	(2,903)	(906)	(8,733)	(579)
Income tax benefit	—	(237)	—	(271)
Net loss	(2,903)	(669)	(8,733)	(308)
Dividends on preferred stock	810	810	1,620	1,620
Net loss available to common shareholders	$(3,713)	$(1,479)	$(10,353)	$(1,928)

Basic loss per common share	$(0.22)	$(0.09)	$(0.62)	$(0.12)
Diluted loss per common share	$(0.22)	$(0.09)	$(0.62)	$(0.12)
Weighted average number of shares outstanding:
Basic	16,724	16,526	16,699	16,511
Diluted	16,724	16,529	16,699	16,514
Dividends declared per common share	$0.01	$0.01	$0.02	$0.02
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) (unaudited) (dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,903)	$(669)	$(8,733)	$(308)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized holding gains (losses) arising during the year	4,428	(873)	10,905	(4,922)
Less: reclassification adjustment for net gain on sales of securities available- for-sale	(202)	—	(575)	—
Net change in unrealized gains (loss) on securities available-for-sale	4,226	(873)	10,330	(4,922)
Unrealized (losses) gain on derivative instruments designated as cash flow hedges:
Unrealized holding (losses) gains on derivatives arising during the period	(423)	89	(685)	400
Net change in unrealized (losses) gain on derivative instruments	(423)	89	(685)	400
Total other comprehensive income (loss), before tax	3,803	(784)	9,645	(4,522)
Income tax effect related to items of other comprehensive income (loss)	—	165	—	950
Total other comprehensive income (loss), net of tax	3,803	(619)	9,645	(3,572)
Total comprehensive income (loss)	$900	$(1,288)	$912	$(3,880)
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) (dollars in thousands, except per share amounts)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance - December 31, 2018	121,721	$40,972	16,641,017	$1,664	$169,111	$(4,035)	$14,278	$221,990
Net loss	—	—	—	—	—	—	(8,733)	(8,733)
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	(1,620)	(1,620)
Dividends on common stock, $0.02 per share	—	—	—	—	—	—	(333)	(333)
Restricted stock grant	—	—	97,602	7	(7)	—	—	—
Restricted stock forfeitures	—	—	(5,050)	—	—	—	—	—
Stock option and restricted stock compensation expense	—	—	—	—	43	—	—	43
Change in accumulated other comprehensive income	—	—	—	—	—	9,645	—	9,645
Balance – June 30, 2019	121,721	$40,972	16,733,569	$1,671	$169,147	$5,610	$3,592	$220,992

Balance - March 31, 2019	121,721	$40,972	16,715,671	$1,671	$169,244	$1,807	$7,472	$221,166
Net earnings	—	—	—	—	—	—	(2,903)	(2,903)
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	(810)	(810)
Dividends on common stock, $0.01 per share	—	—	—	—	—	—	(167)	(167)
Restricted stock grant	—	—	19,898	—	—	—	—	—
Restricted stock forfeitures	—	—	(2,000)	—	—	—	—	—
Stock option and restricted stock compensation expense	—	—	—	—	(97)	—	—	(97)
Change in accumulated other comprehensive income	—	—	—	—	—	3,803	—	3,803
Balance – June 30, 2019	121,721	$40,972	16,733,569	$1,671	$169,147	$5,610	$3,592	$220,992
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statement of Shareholders’ Equity (unaudited) (dollars in thousands, except per share amounts)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance - December 31, 2017	121,875	$40,987	16,548,829	$1,655	$168,412	$(937)	$(1,828)	$45,726	$254,015
Cumulative-effect adjustment due to the adoption of ASU 2016-01	—	—	—	—	—	—	31	(31)	—
Net loss	—	—	—	—	—	—	—	(308)	(308)
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	(1,621)	(1,621)
Dividends on common stock, $0.02 per share	—	—	—	—	—	—	—	(330)	(330)
Restricted stock grant	—	—	66,335	7	(7)	—	—	—	—
Restricted stock forfeitures	—	—	(37,775)	(4)	4	—	—	—	—
ESOP shares released for allocation	—	—	—	—	—	61	—	—	61
Exercise of stock options	—	—	42,505	4	547	—	—	—	551
ESOP compensation expense	—	—	—	—	20	—	—	—	20
Stock option and restricted stock compensation expense	—	—	—	—	(113)	—	—	—	(113)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(3,603)	—	(3,603)
Balance – June 30, 2018	121,875	$40,987	16,619,894	$1,662	$168,863	$(876)	$(5,400)	$43,436	$248,672

Balance - March 31, 2018	121,875	$40,987	16,621,811	$1,662	$168,765	$(906)	$(4,782)	$45,111	$250,837
Cumulative-effect adjustment due to the adoption of ASU 2016-01	—	—	—	—	—	—	31	(31)	—
Net loss	—	—	—	—	—	—	—	(669)	(669)
Dividends on Series B and Series C preferred stock	—	—	—	—	—	—	—	(810)	(810)
Dividends on common stock, $0.01 per share	—	—	—	—	—	—	—	(165)	(165)
Restricted stock grant	—	—	14,057	2	(2)	—	—	—	—
Restricted stock forfeitures	—	—	(25,400)	(3)	3	—	—	—	—
ESOP shares released for allocation	—	—	—	—	—	30	—	—	30
Exercise of stock options	—	—	9,426	1	121	—	—	—	122
ESOP compensation expense	—	—	—	—	10	—	—	—	10
Stock option and restricted stock compensation expense	—	—	—	—	(34)	—	—	—	(34)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(649)	—	(649)
Balance – June 30, 2018	121,875	$40,987	16,619,894	$1,662	$168,863	$(876)	$(5,400)	$43,436	$248,672
See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (dollars in thousands)
	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,733)	$(308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,772	4,165
Provision for loan losses	12,359	440
Deferred tax expense	—	8
ESOP and stock-based compensation expense	43	(44)
Net gain on sale of investment securities	(575)	—
Gain on sale of loans held for sale	(1,274)	—
Proceeds from sale of loans held for sale	20,656	15,623
Net loss on sale of other real estate owned	37	1
Net write down of other real estate owned	116	146
Loss on transfer of loans to held for sale	—	883
Net loss on sale/disposal of premises and equipment	191	67
Change in other assets	(6,735)	(2,523)
Change in other liabilities	7,152	4,402
Net cash provided by operating activities	27,009	22,860

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	32,759	24,297
Proceeds from maturities and calls of securities held-to-maturity	4,504	12,875
Proceeds from sale of securities available-for-sale	56,286	410
Purchases of securities available-for-sale	(67,114)	(32,532)
Purchases of other investments	(1,647)	(703)
Net change in loans	12,278	121,129
Purchases of premises and equipment	(1,303)	(693)
Proceeds from sale of premises and equipment	181	481
Proceeds from sale of other real estate owned	527	504
Net cash provided by investing activities	36,471	125,768

Cash flows from financing activities:
Change in deposits	(28,682)	43,331
Change in securities sold under agreements to repurchase	(5,764)	(52,247)
Borrowings from FHLB	110,000	165,000
Repayments to FHLB	(110,000)	(177,500)
Proceeds from exercise of stock options	—	551
Payment of dividends on preferred stock	(1,620)	(1,621)
Payment of dividends on common stock	(333)	(330)
Net cash used by financing activities	(36,399)	(22,816)

Net increase in cash and cash equivalents	27,081	125,812
Cash and cash equivalents, beginning of period	205,371	152,964
Cash and cash equivalents, end of period	$232,452	$278,776

Supplemental cash flow information:
Interest paid	$4,065	$3,482
Noncash investing and financing activities:
Transfer of loans to held for sale	5,810	221
 See notes to unaudited consolidated financial statements.

MidSouth Bancorp, Inc. and Subsidiaries Notes to Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Overview

MidSouth Bancorp (the "Company" or "we") is a bank holding company whose business is primarily conducted through its wholly-owned banking subsidiary, MidSouth Bank (the "Bank"). We operate a full-service banking business and offer a broad range of commercial and retail banking products to our customers.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, consisting of normal and recurring items, which, in the opinion of management, are necessary for fair presentation of the consolidated financial position and result of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six-month period ended June 30, 2019 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Certain amounts have been reclassified to conform with current period presentation. The reclassifications had no effect on net loss or shareholders' equity as previously reported.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was further modified in November 2018 by ASU No. 2018–19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, the Company expects that the allowance for credit losses will be higher given the change to estimated losses for the estimated life of the financial asset, however management is still in the process of determining the potential magnitude of the increase. Management has formed a steering committee and has completed a gap assessment that became the basis for a full project plan. In addition, management has selected a vendor model and begun the implementation phase of the project plan. The Company is implementing a new software program to ensure it is prepared for implementation by the effective date. At the FASB's July 17, 2019, public meeting, the FASB tentatively decided to delay the effective dates for Small Reporting Companies as defined by the Securities and Exchange Commission. This decision is subject to public comment and a final determination. As such, the Company expects that it could be eligible to delay implementation until January 2023.

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

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This update permits the OIS rate, based on SOFR, as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2019
U.S. Agencies	$2,867	$175	$—	$3,042
State, county, and municipal securities	12,233	500	—	12,733
Mortgage-backed securities	395,814	4,965	700	400,079
Corporate debt securities	10,568	202	986	9,784
	$421,482	$5,842	$1,686	$425,638

December 31, 2018
U.S. Agencies	$3,016	$56	$—	$3,072
State, county, and municipal securities	44,639	214	765	44,088
Mortgage-backed securities	370,706	1,092	5,921	365,877
Corporate debt securities	25,567	433	1,283	24,717
	$443,928	$1,795	$7,969	$437,754

The amortized cost and fair value of held-to-maturity investment securities are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2019
State, county, and municipal securities	$1,659	$4	$1	$1,662
Mortgage-backed securities	31,560	281	140	31,701
	$33,219	$285	$141	$33,363

December 31, 2018
State, county, and municipal securities	$1,977	$1	$10	$1,968
Mortgage-backed securities	35,782	—	776	$35,006
	$37,759	$1	$786	$36,974

The amortized cost and fair value of available-for-sale and held-to-maturity securities by contractual maturity are shown below (in thousands):

	Amortized Cost	Fair Value
June 30, 2019
Due after one year through five years	$3,300	$2,333
Due after five years through ten years	13,236	13,622
Due after ten years	9,132	9,604
Mortgage-backed securities¹	395,814	400,079
	$421,482	$425,638

Held-to-maturity:
Due in one year or less	$766	$767
Due after one year through five years	893	895
Mortgage-backed securities¹	31,560	31,701
	$33,219	$33,363
¹Actual maturities may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

The following summarizes the fair value of securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2019
Corporate debt securities	$604	$986	$—	$—	$604	$986
Mortgage-backed securities	—	—	101,623	700	101,623	700
	$604	$986	$101,623	$700	$102,227	$1,686
December 31, 2018
State, county, and municipal securities	$2,573	$11	$19,539	$754	$22,112	$765
Mortgage-backed securities	25,706	34	197,036	5,887	222,742	5,921
Corporate debt securities	3,307	1,283	—	—	3,307	1,283
	$31,586	$1,328	$216,575	$6,641	$248,161	$7,969

The following summarizes the fair value of securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2019
State, county, and municipal securities	$—	$—	$470	$1	$470	$1
Mortgage-backed securities	—	—	10,093	140	10,093	140
	$—	$—	$10,563	$141	$10,563	$141

December 31, 2018
State, county, and municipal securities	$—	$—	$1,703	$10	$1,703	$10
Mortgage-backed securities	—	—	35,006	776	35,006	776
	$—	$—	$36,709	$786	$36,709	$786

At June 30, 2019, the Company had 38 securities in an unrealized loss position. Management evaluates whether unrealized losses on securities represent impairment that is other than temporary on a quarterly basis. For debt securities, the Company considers its intent to sell or hold the securities and if it is more likely than not the Company will be required to sell the securities.  If such impairment is identified, based upon the intent to sell or the more likely than not threshold, the carrying amount of the security is reduced to fair value with a charge to earnings. Upon the result of the aforementioned review, management then reviews for potential other than temporary impairment based upon other qualitative factors.  In making this evaluation, management considers changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, performance of the debt security, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. If determined that a debt security has incurred other than temporary impairment, then the amount of the credit related impairment is determined.  For equity securities, management reviews the near term prospects of the issuer, the nature and cause of the unrealized loss, the severity and duration of the impairments and other factors when determining if an unrealized loss is other than temporary. If a credit loss is evident, the amount of the credit loss is charged to earnings and the non-credit related impairment is recognized through other comprehensive income. At June 30, 2019, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

Proceeds from sales of available-for-sale securities as of June 30, 2019 and 2018 were $56.3 million and $410,000, respectively. Net gains on sales of available-fo-sale securities for the three and six months ended June 30, 2019 were $202,000 and $575,000 , respectively. There were no gains or losses recognized on the sales of available-for-sale securities for the three and six months ended June 30, 2018.

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Securities with an aggregate carrying value of $90.6 million at June 30, 2019 and $162.5 million at December 31, 2018 were pledged to secure public funds on deposit and for other purposes required or permitted by law.

NOTE 4: LOANS

The loan portfolio consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Commercial, financial and agricultural	$226,871	$267,340
Real estate – construction	77,482	87,506
Real estate – commercial	409,694	368,449
Real estate – residential	126,043	132,435
Consumer and other	39,476	43,506
Lease financing receivable	471	549
Total loans	880,037	899,785
Allowance for loan and lease losses	(28,129)	(17,430)
Total loans, net	$851,908	$882,355

The Company monitors loan concentrations and evaluates individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity for each major standard industry classification segment.  At June 30, 2019, one industry segment concentration, the oil and gas industry, constituted more than 10% of the loan portfolio.  The Company’s exposure in the oil and gas industry, including related service and manufacturing industries, totaled approximately $113.0 million, or 12.8% of total loans, with $3.0 million in nonaccrual oil and gas loans.

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

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans as of and for the six months ended June 30, 2019 and 2018 is as follows (in thousands):

	June 30, 2019
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer and other	Lease financing receivable	Total
Allowance for loan losses:	and Agric
Beginning balance	$10,633	$140	$4,913	$1,156	$585	$3	$17,430
Charge-offs	(1,775)	—	—	—	(167)	—	(1,942)
Recoveries	184	—	30	1	67	—	282
Provision	11,654	402	557	(215)	(36)	(3)	12,359
Ending balance	$20,696	$542	$5,500	$942	$449	$—	$28,129
Ending balance: individually evaluated for impairment	$10,680	$—	$74	$—	$—	$—	$10,754
Ending balance: collectively evaluated for impairment	$10,016	$542	$5,426	$942	$449	$—	$17,375

Loans:
Ending balance	$226,871	$77,482	$409,694	$126,043	$39,476	$471	$880,037
Ending balance: individually evaluated for impairment	$15,934	$424	$4,807	$—	$—	$—	$21,165
Ending balance: collectively evaluated for impairment	$210,937	$77,058	$404,887	$126,043	$39,476	$471	$858,872

	June 30, 2018
		Real Estate
	Coml, Fin, and Agric	Construction	Commercial	Residential	Consumer and other	Lease financing receivable	Total
Allowance for loan losses:
Beginning balance	$20,577	$596	$3,918	$837	$957	$3	$26,888
Charge-offs	(1,524)	(2)	(86)	(3)	(221)	—	(1,836)
Recoveries	276	—	6	1	36	—	319
Provision	(264)	159	(105)	64	146	—	—
Ending balance	$19,065	$753	$3,733	$899	$918	$3	$25,371
Ending balance: individually evaluated for impairment	$5,968	$94	$76	$20	$6	$—	$6,164
Ending balance: collectively evaluated for impairment	$13,097	$659	$3,657	$879	$912	$3	$19,207

Loans:
Ending balance	$401,048	$94,679	$444,277	$145,671	$50,888	$692	$1,137,255
Ending balance: individually evaluated for impairment	$55,092	$192	$26,005	$2,088	$50	$—	$83,427
Ending balance: collectively evaluated for impairment	$345,956	$94,487	$418,272	$143,583	$50,838	$692	$1,053,828

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

An age analysis of past due loans (including both accruing and non-accruing loans) is as follows (in thousands):

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans >90 Days Past Due and Still Accruing
Commercial, financial and agricultural	$559	$11,506	$3,726	$15,791	$211,080	$226,871	$—
Real estate – construction	4,097	—	262	4,359	73,123	77,482	—
Real estate – commercial	2,044	—	1,455	3,499	406,195	409,694	—
Real estate – residential	617	73	1,108	1,798	124,245	126,043	—
Consumer and other	129	60	27	216	39,260	39,476	—
Lease financing receivable	—	—	—	—	471	471	—
	$7,446	$11,639	$6,578	$25,663	$854,374	$880,037	$—

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Loans >90 Days Past Due and Still Accruing
Commercial, financial and agricultural	$385	$902	$2,173	$3,460	$263,880	$267,340	$—
Real estate – construction	47	—	117	164	87,342	87,506	—
Real estate – commercial	435	—	771	1,206	367,243	368,449	—
Real estate – residential	695	31	1,407	2,133	130,302	132,435	—
Consumer and other	176	28	56	260	43,246	43,506	—
Lease financing receivable	—	—	—	—	549	549	—
	$1,738	$961	$4,524	$7,223	$892,562	$899,785	$—

Non-accrual loans are as follows (in thousands):

	June 30, 2019	December 31, 2018
Commercial, financial, and agricultural	$15,630	$3,599
Real estate - construction	468	278
Real estate - commercial	4,854	2,977
Real estate - residential	2,308	2,008
Consumer and other	27	58
	$23,287	$8,920

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

	June 30, 2019			December 31, 2018
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance (1)	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance (1)
With no related allowance recorded:
Commercial, financial, and agricultural	$3,589	$5,278	$—	$2,924	$3,011	$—
Real estate - construction	424	424	—	117	117	—
Real estate - commercial	4,676	5,835	—	3,395	3,395	—
Real estate - residential	—	—	—	—		—
Consumer and other	—	—	—	—	—	—
Subtotal:	8,689	11,537	—	6,436	6,523	—
With an allowance recorded:
Commercial, financial, and agricultural	12,345	12,488	10,680	1,025	1,025	470
Real estate - construction	—	—	—	131	131	4
Real estate - commercial	131	131	74	—	—	—
Real estate - residential	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal:	12,476	12,619	10,754	1,156	1,156	474
Total impaired loans	21,165	24,156	10,754	7,592	7,679	474
(1) Troubled debt restructurings totaling $1.6 million and $1.3 million are included in the recorded investment of impaired loans as of June 30, 2019 and December 31, 2018.

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the periods indicated (in thousands).

	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized During Impairment	Average Recorded Investment	Interest Income Recognized During Impairment
Commercial, financial, and agricultural	$16,396	$—	$46,935	$18
Real estate - construction	451	—	129	—
Real estate - commercial	7,126	—	18,567	—
Real estate - residential	—	—	1,353	—
Consumer and other	—	—	—	—
Total	$23,973	$—	$66,984	$18

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans.

The following tables present the classes of loans by risk rating (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2019
Commercial, financial and agricultural	$194,672	$10,727	$21,472	$—	$226,871
Real estate – construction	70,963	1,463	5,047	9	77,482
Real estate – commercial	366,939	21,554	21,201	—	409,694
Real estate – residential	116,599	1,581	7,176	687	126,043
Consumer and other	39,399	—	64	13	39,476
Lease financing receivable	471	—	—	—	471
Total loans	$789,043	$35,325	$54,960	$709	$880,037

December 31, 2018
Commercial, financial and agricultural	$240,232	$20,259	$6,849	$—	$267,340
Real estate – construction	83,240	3,910	356	—	87,506
Real estate – commercial	329,213	23,475	15,761	—	368,449
Real estate – residential	125,984	1,955	4,496	—	132,435
Consumer and other	43,416	5	85	—	43,506
Lease financing receivable	549	—	—	—	549
Total loans	$822,634	$49,604	$27,547	$—	$899,785

Troubled Debt Restructurings

A TDR is a restructuring of a debt made by the Company to a debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider. The Company grants the concession in an attempt to protect as much of its investment as possible.

The following tables present information about TDRs that were modified during the periods presented by portfolio segment (in thousands):

Three months ended
	June 30, 2019		June 30, 2018
	Number of loans	Pre-modification recorded investment	Number of loans	Pre-modification recorded investment
Commercial, financial and agricultural (1)	—	$—	—	$—

Six months ended
	June 30, 2019		June 30, 2018
	Number of loans	Pre-modification recorded investment	Number of loans	Pre-modification recorded investment
Commercial, financial and agricultural (1)	3	$1,983	—	$—
(1) The pre-modification and post-modification recorded investment amount represent the recorded investment on the date of the loan modification. Since the modification of these loans were payment modifications, not principal reductions, the pre-modification and post-modification recorded investment amount is the same.

During the six months ended ending June 30, 2019 and 2018, TDRs that had a payment default during the twelve-month periods and that were modified within the previous 12 months was $713,000 and $0, respectively. The Company defines a payment default as any loan that is greater than 30 days past due or was past due greater than 30 days at any point during the reporting period, or since the date of modification, whichever is shorter.

A troubled debt restructuring by definition is an impaired loan, as such all TDRs that meet the dollar threshold are reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology.  If it is determined an impairment exists, either because of a delinquency or other credit related issues, a specific reserve is recorded for the loan. There are no specific reserves on TDRs as of June 30, 2019 and 2018.

NOTE 5: DERIVATIVES
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. Forward starting interest rate swaps with a notional amount totaling $12.5 million and $15.0 million were entered into on July 6, 2016 and were designated as cash flow hedges of certain repurchase agreements and FHLB advances. The swaps mature in August 2021 and December 2021, respectively. The swaps operate under a pay fixed of .993% and 1.043%, respectively, and receive variable each at LIBOR flat. The swaps were determined to be fully effective during the periods presented and therefore no ineffectiveness has been included in net loss. The aggregate fair value of the swaps is recorded in other assets/other liabilities with changes in fair value recorded in other comprehensive income (loss). The amount included in other comprehensive income (loss) would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. At June 30, 2019 and December 31, 2018, the fair value of the swap recorded in other assets totaled $381,000 and $1.1 million, respectively. Interest expense recorded on the swap transaction totaled $2,000 and $4,000 for the three and six months ended June 30, 2019, respectively and is reported as a component of interest expense.

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

The following is a summary of net lease cost and other selected information related to operating leases (cost, in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net lease cost:
Operating lease cost	$466	$932
Variable lease cost	(43)	(89)
Sub lease income	(44)	(88)
Net lease cost	$379	$755

Weighted average remaining lease term (years)	14	14
Weighted average discount rate	3.4%	3.4%

Maturities of leases payments, undiscounted cash flow, lease liability were as follows (in thousands):

	Lease Payments	Undiscounted Cash Flow	Lease Liability
2019	$908	$126	$782
2020	1,820	210	1,610
2021	1,364	158	1,206
2022	554	134	420
2023	378	124	254
Thereafter	5,248	1,704	3,544
	$10,272	$2,456	$7,816

NOTE 7: OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended June 30,
	2019			2018
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gains/losses during period	$4,428	$—	$4,428	$(873)	$184	$(689)
Reclassification adjustment for gains included in net income	(202)	—	(202)	—	—	—
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	(423)	—	(423)	89	(19)	70
Total other comprehensive income (loss)	$3,803	$—	$3,803	$(784)	$165	$(619)

	Six Months Ended June 30,
	2019			2018
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gains/losses during period	$10,905	$—	$10,905	$(4,922)	$1,034	$(3,888)
Reclassification adjustment for gains included in net income	(575)	—	(575)	—	—	—
Derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges	(685)	—	(685)	400	(84)	316
Total other comprehensive income (loss)	$9,645	$—	$9,645	$(4,522)	$950	$(3,572)

The reclassifications out of accumulated other comprehensive income (loss) into net income are presented below (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)	Income Statement Line Item
Unrealized gains and losses on securities available-for-sale:
	$202	$—	575	—	Gain on sale of securities, net
	—	—	—	—	Tax expense
	$202	$—	$575	$—	Net of tax

Gains on derivative instruments:
	$423	$(63)	$685	$(102)	Interest expense
	—	13	—	21	Tax expense
	$423	$(50)	$685	$(81)	Net of tax

NOTE 8: LOSS PER COMMON SHARE

The following table is a summary of computation of loss per common share based on the weighted average number of common shares outstanding (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,903)	$(669)	$(8,733)	$(308)
Dividends on preferred stock	810	810	1,620	1,620
Adjusted net loss available to common shareholders	$(3,713)	$(1,479)	$(10,353)	$(1,928)
Weighted average number of common shares outstanding used in computation of basic loss per common share	16,724	16,526	16,699	16,511
Effect of dilutive securities:
Stock options	—	3	—	3
Weighted average number of common shares outstanding plus effect of dilutive securities – used in computation of diluted loss per share	16,724	16,529	16,699	16,514
Net loss per common share:
Basic	$(0.22)	$(0.09)	$(0.62)	$(0.12)
Diluted	$(0.22)	$(0.09)	$(0.62)	$(0.12)

The Company has reported a net loss for the three and six months ended June 30, 2019. As such, during those periods all potential common shares were excluded from the calculation of diluted earnings per share as they would have an anti-dilutive effect for the respective period.

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

The following table presents the fair value measurements of certain assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall (in thousands):

	Recurring Basis Fair Value Measurements
	June 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. Government agencies	$3,042	$—	$3,042	$—
State, county, and municipal securities	12,733	$—	12,733	$—
Mortgage-backed securities	400,079	—	400,079	—
Corporate debt securities	9,784	—	9,784	—
Derivative assets	669	$—	669	$—
Total recurring assets at fair value	$426,307	$—	$426,307	$—

	Recurring Basis Fair Value Measurements
	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. Government agencies	$3,072	$—	$3,072	$—
State, county, and municipal securities	44,088	$—	44,088	$—
Mortgage-backed securities	365,877	—	365,877	—
Corporate debt securities	24,717	—	24,717	—
Derivative assets	1,067	$—	1,067	$—
Total recurring assets at fair value	$438,821	$—	$438,821	$—

The following table presents the fair value measurements of certain assets and liabilities measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands):

	Nonrecurring Basis Fair Value Measurements
	June 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans	$4,307	$—	$—	$4,307
Loans held for sale	10,304	—	10,304	—
Other real estate	387	—	—	387
Assets held for sale	1,024	—	1,024	—
Total nonrecurring assets at fair value	$16,022	$—	$11,328	$4,694

	Nonrecurring Basis Fair Value Measurements
	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans	$3,086	$—	$—	$3,086
Loans held for sale	23,876	—	23,876	—
Other real estate	1,067	—	—	1,067
Assets held for sale	1,024	—	1,024	—
Total nonrecurring assets at fair value	$29,053	$—	$24,900	$4,153
The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2019 and the year ended December 31, 2018, there was not a change in the methods and significant assumptions used to estimate fair value for assets carried at fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets (dollars in thousands):

	Fair Value at
Description	June 30, 2019	Technique	Unobservable Inputs
Impaired loans	$4,307	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	387	Third party appraisals	Collateral discounts and estimated costs to sell

	Fair Value at
Description	December 31, 2018	Technique	Unobservable Inputs
Impaired loans	$3,086	Third party appraisals	Collateral discounts and estimated costs to sell
Other real estate	1,067	Third party appraisals	Collateral discounts and estimated costs to sell

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows at June 30, 2019 and December 31, 2018 (dollars in thousands):

	Fair Value Measurements
	June 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$243,430	$243,430	$—	$—
Securities available-for-sale	425,638	—	425,638	—
Securities held-to-maturity	33,219	—	33,363	—
Loans, net	851,908	—	—	862,519
Derivative assets	669	—	669	—
Cash surrender value of life insurance	15,248	—	15,248	—
Financial liabilities:
Non-interest-bearing deposits	$399,619	$—	$399,619	$—
Interest-bearing deposits	1,023,770	—	847,109	178,554
Securities sold under agreements to repurchase	7,816	7,816	—	—
FHLB borrowings	27,500	—	27,500	—
Other borrowings	22,167	—	22,167	—

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$205,371	$205,371	$—	$—
Available-for-sale securities	437,754	—	437,754	—
Securities held-to-maturity	37,759	—	36,974	—
Loans, net	882,355	—	—	885,054
Derivative assets	1,067	—	1,067	—
Cash surrender value of life insurance	15,135	—	15,135	—
Financial liabilities:
Non-interest-bearing deposits	$383,167	$—	$383,167	$—
Interest-bearing deposits	1,068,904	—	888,806	177,794
Securities sold under agreements to repurchase	11,220	11,220	—	—
FHLB borrowings	27,500	—	27,500	—
Other borrowings	22,167	—	22,167	—

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

Results of Operations

For the Three Months Ended June 30, 2019 and 2018

Net loss available to common shareholders totaled $3.7 million, or $0.22 per share, for the three months ended June 30, 2019, compared to net loss available to common shareholders of $1.5 million, or $0.09 per share, for the three months ended June 30, 2018. Provision for loan loss totaled $4.8 million and $440,000 for the three months ended June 30, 2019 and 2018, respectively. The loan loss provisions increased substantially during 2019 primarily due to a $3.4 million impairment charge for a shared national healthcare credit.

Fully taxable-equivalent ("FTE") net interest income was $16.0 million for the second quarter of 2019, a $1.0 million decrease compared to $17.0 million for the second quarter of 2018, resulting from a $821,000 decrease in interest income and a $216,000 increase in interest expense. Our net interest margin, on a FTE basis, increased 3 basis points in prior year quarterly comparison, from 3.97% for the second quarter of 2018 to 4.00% for the second quarter of 2019.

Excluding remediation expenses of $5.3 million for the second quarter of 2018 and merger-related expenses of $1.1 million for the second quarter 2019, noninterest expenses increased $480,000 in quarterly comparison.

Dividends on preferred stock totaled $810,000 for the three months ended June 30, 2019 and 2018, respectively. Dividends on the Series B Preferred Stock were $720,000 for the three months ended June 30, 2019 and 2018, respectively. Dividends on the Series C Preferred Stock totaled $90,000 for the three months ended June 30, 2019 and 2018, respectively.

For the Six Months Ended June 30, 2019 and 2018

Net loss available to common shareholders totaled $10.4 million, or $0.62 per share, for the six months ended June 30, 2019, compared to net loss available to common shareholders of $1.9 million, or $0.12 per share, for the six months ended June 30, 2018. Provision for loan loss totaled $12.4 million and $440,000 for the six months ended June 30, 2019 and 2018, respectively. The loan loss provisions increased substantially during 2019 primarily due to a $10.4 million impairment charge for a shared national healthcare credit.

FTE net interest income was $31.4 million for the of six months ended June 30, 2019, a $3.0 million decrease compared to $34.4 million for the six months ended June 30, 2018, resulting from a $2.3 million decrease in interest income and a $652,000 million increase in interest expense.Our net interest margin, on a FTE basis, increased 4 basis points in prior year quarterly comparison, from 4.04% for the six months ended June 30, 2018 to 4.08% for the six months ended June 30, 2019.

Excluding remediation expenses of $9.0 million for the six months ended June 30, 2018 and merger-related expenses of $1.1 million for the six months ended June 30, 2019, noninterest expenses increased $2.5 million for the six months ended June 30, 2019 compared to six months ended June 30, 2018.

Dividends on preferred stock totaled $1.6 million for the six months ended June 30, 2019 and 2018, respectively. Dividends on the Series B Preferred Stock were $1.4 million for the six months ended June 30, 2019 and 2018, respectively. Dividends on the Series C Preferred Stock issued with the December 28, 2012 acquisition of PSB Financial Corporation (“PSB”) totaled $180,000 for the six months ended June 30, 2019 and 2018, respectively.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other interest-bearing liabilities.  Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.  Our net interest margin on a taxable equivalent basis, which is net interest income as a percentage of average earning assets, was 4.00% and 3.97% for the three months ended June 30, 2019 and 2018, respectively. Net interest margin on a taxable equivalent basis was 4.08% and 4.04% for the six months ended June 30, 2019 and 2018, respectively. The tables below analyze the changes in net interest income in the three and six months ended June 30, 2019 and 2018.

FTE net interest income decreased $1.0 million in prior year quarterly comparison. Interest income on loans decreased $2.3 million due to a decrease in the average balance of loans of $219.2 million in prior year quarterly comparison. The average yield on loans increased 32 basis points in prior year quarterly comparison, from 5.53% to 5.85%.

FTE interest income on investments increased $862,000 in prior year quarterly comparison. The average volume of investment securities increased $90.8 million during the three months ended June 30, 2019 compared to same period in 2018 and the average tax equivalent yield on investment securities increased 24 basis points, from 2.54% to 2.78%.

The average yield on all earning assets increased 12 basis points in prior year quarterly comparison, from 4.39% for the second quarter of 2018 to 4.51% for the second quarter of 2019.

Interest expense increased $216,000 in comparison. The increase in interest is primarily a result of a $255,000 increase in interest expense on deposits and a $24,000 increase in interest expense on Trust Preferred Securities ("TruPs"), which were partially offset by a $63,000 decrease in interest expense on repurchase agreements and FHLB Borrowings.

FTE net interest income decreased $3.0 million in the first six months of 2019 compared with the same time period in 2018. Interest income on loans decreased $5.3 million over the same time period due to a decrease in the average balance of loans of $238.6 million in prior year semi-annual comparison. The average yield on loans increased 28 basis points in prior year semi-annual comparison, from 5.53% to 5.81%.

FTE interest income on investments increased $1.8 million in the first six months of 2019 compared with the same time period in 2018. The average volume of investment securities increased $47.5 million during the six months ended June 30, 2019 compared to same period in 2018 and the average tax equivalent yield on investment securities increased 56 basis points, from 2.55% to 3.11%.

The average yield on all earning assets increased 17 basis points in prior year comparison, from 4.44% for the six months ended 2018 to 4.61% for the six months ended June 30, 2019.

Interest expense increased $652,000 in the first six months of 2019 compared with the same time period in 2018. The increase in interest is primarily a result of a $698,000 increase in interest expense on deposits and a $91,000 increase in interest expense on TruPs, which were partially offset by a $137,000 decrease in interest expense on repurchase agreements and FHLB Borrowings.

As a result of these changes in volume and yield on earning assets and interest-bearing liabilities, the FTE net interest margin increased 4 basis points to 4.08% as of six months ended June 30, 2019 compared to the same period in 2018.

The following tables shows the relationship between interest revenue and expense and the average balances of interest-earning assets are interest-bearing liabilities as of the dates indicated (in thousands):

Average Balances, Net Interest Income and Yields/Rates
	Three Months Ended June 30,
	2019			2018
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
Assets
Investment securities (1)
Taxable	$452,396	$3,100	2.74%	$340,080	$2,093	2.46%
Tax exempt (2)	22,368	203	3.63%	43,858	348	3.17%
Total investment securities	474,764	3,303	2.78%	383,938	2,441	2.54%
Federal funds sold	4,370	30	2.75%	5,008	21	1.68%
Time and interest bearing deposits in other banks	209,254	1,224	2.34%	201,281	912	1.81%
Other investments	17,629	409	9.28%	14,924	92	2.47%
Total loans(3)	890,214	13,023	5.85%	1,109,371	15,344	5.53%
Total earning assets	1,596,231	17,989	4.51%	1,714,522	18,810	4.39%
Nonearning assets	132,403			146,384
Total assets	$1,728,634			$1,860,906

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,032,778	$1,665	0.64%	$1,087,746	$1,410	0.52%
Securities sold under repurchase agreements	7,356	9	0.49%	26,230	25	0.38%
FHLB borrowings	27,500	74	1.08%	37,514	120	1.28%
Other borrowings	22,167	283	5.11%	22,167	259	4.67%
Total interest bearing liabilities	1,089,801	2,031	0.75%	1,173,657	1,814	0.62%
Other liabilities	416,443			435,971
Shareholders’ equity	222,390			251,278
Total liabilities and shareholders’ equity	1,728,634			$1,860,906

Net interest income and net interest spread		$15,958	3.76%		$16,996	3.77%
Net interest margin			4.00%			3.97%
(1) Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.
(2)Reflects taxable-equivalent adjustments using the federal statutory rate of 21% as of June 30, 2019 and 2018, respectively, in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $43,000 for 2019 and $74,000 for 2018 for the quarter ended.
(3) Interest income includes loan fees of $588,000 for 2019 and $1.1 million for 2018. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis

Average Balances, Net Interest Income and Yields/Rates

	Six Months Ended June 30,
	2019			2018
Assets	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
Investment securities[1]
Taxable	$409,653	$6,170	3.01%	$336,221	$4,140	2.46%
Tax exempt[2]	21,240	526	4.95%	47,186	746	3.16%
Total investment securities	430,893	6,696	3.11%	383,407	4,886	2.55%
Federal funds sold	4,928	61	2.48%	4,993	39	1.56%
Time and interest bearing deposits in other banks	191,497	2,229	2.33%	167,299	1,426	1.70%
Other investments	17,284	505	5.84%	14,853	179	2.41%
Total loans[3]	895,806	26,010	5.81%	1,134,382	31,359	5.53%
Total earning assets	1,540,408	35,501	4.61%	1,704,934	37,889	4.44%
Nonearning assets	193,947			155,556
Total assets	$1,734,355			$1,860,490

Liabilities and shareholders’ equity
Total interest bearing deposits	$1,037,056	$3,345	0.65%	$1,079,660	$2,647	0.49%
Securities sold under repurchase agreements	9,699	23	0.47%	33,134	66	0.40%
FHLB borrowings	27,500	155	1.13%	38,124	249	1.31%
Other borrowings	22,167	570	5.14%	22,167	479	4.32%
Total interest bearing liabilities	1,096,422	4,093	0.75%	1,173,085	3,441	0.59%
Other liabilities	415,997			447,460
Shareholders’ equity	221,936			255,170
Total liabilities and shareholders’ equity	$1,734,355			$1,875,715

Net interest income and net interest spread		$31,408	3.81%		$34,448	3.85%
Net interest margin			4.08%			4.04%
(1) Securities classified as available-for-sale are included in average balances. Interest income figures reflect interest earned on such securities.
(2)Reflects taxable-equivalent adjustments using the federal statutory rate of 21% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $110,000 for 2019 and $153,000 for 2018. (3) Interest income includes loan fees of $1.1 million for 2019 and $2.1 million for 2018. Nonaccrual loans are included in average balances and income on such loans is recognized on a cash basis.

The following tables shows the relative effect on net interest revenue resulting from changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid by the Company on such assets and liabilities (in thousands).

Rate/Volume Analysis on a Taxable Equivalent Basis
	Three Months Ended June 30, 2019 vs. 2018
	Change Attributable to
	Volume	Rate	Change(1)
Interest Income:
Investment securities	$618	$244	$862
Federal funds sold	(16)	25	9
Time and interest bearing deposits in other banks	40	272	312
Other investments	20	297	317
Loans, including fees	(7,095)	4,774	(2,321)
Total interest income	(6,433)	5,612	(821)

Interest Expense:
Deposits	(425)	680	255
Securities sold under repurchase agreements	(39)	22	(17)
FHLB advances	(28)	(18)	(46)
Other borrowings	—	24	24
Total interest expense	(492)	708	216
Net interest income	$(5,941)	$4,904	$(1,037)
(1) Amounts shown as increase (decrease) due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Rate/Volume Analysis on a Taxable Equivalent Basis
	Six Months Ended June 30, 2019 vs. 2018
	Change Attributable to
	Volume	Rate	Change(1)
Interest Income:
Investment securities	$655	$1,155	$1,810
Federal funds sold	(1)	23	22
Time and interest bearing deposits in other banks	226	577	803
Other investments	35	291	326
Loans, including fees	(9,385)	4,036	(5,349)
Total interest income	(8,470)	6,082	(2,388)

Interest Expense:
Deposits	(294)	992	698
Securities sold under repurchase agreements	(70)	27	(43)
FHLB advances	(62)	(32)	(94)
Other borrowings	—	91	91
Total interest expense	(426)	1,078	652
Net interest income	$(8,044)	$5,004	$(3,040)

(1) Amounts shown as increase (decrease) due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Non-interest Income
The following table presents the components of non-interest income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service charges on deposits	$1,854	$2,065	3,647	4,271
ATM and debit card income	2,044	1,877	3,969	3,661
Credit card income	425	381	946	752
Gain on sale of securities, net	202	—	575	—
Gain on sale of loans, net	—	—	1,274	—
Other charges and fees	265	559	652	1,027
Total non-interest income	$4,790	$4,882	$11,063	$9,711

Non-interest income decreased $92,000 in quarterly comparison, from $4.9 million for the three months ended June 30, 2018 to $4.8 million for the three months ended June 30, 2019. The decrease is due to a $211,000 decrease in service charges on deposits and a $294,000 decrease in other charges and fees offset by a $202,000 gain on sale of securities. The decline in service charge and other charges and fees income during the six months ended June 30, 2019 is primarily a result of consumer behavior and a decline year over year in non-interest bearing deposits which is also contributing to the change in service charge income recognized.

Non-interest income increased $1.4 million in comparison, from $9.7 million for the six months ended June 30, 2018 to $11.1 million for the six months ended June 30, 2019. The increase is primarily due to a $1.8 million gain on sale of loans and securities offset by a $624,000 decrease in service charges on deposits. The decline in service charge income during the six months ended June 30, 2019 is primarily a result of consumer behavior but more so due to the influx of tax refunds during this period. Furthermore, non-interest bearing deposits have declined year over year which is also contributing to the change in service charge income recognized.

Non-interest Expenses

The following table presents the components of non-interest expense (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Salaries and employee benefits	8,940	7,916	18,638	15,635
Occupancy expense	2,962	3,193	6,269	6,328
ATM and debit card	682	648	1,306	1,223
Data processing	853	666	1,701	1,331
Loss on transfer of loans to held for sale	—	8	—	883
Legal and professional fees	1,163	1,100	3,046	2,789
Regulatory remediation expense	—	5,323	—	9,249
Merger-related expense	1,149	—	1,149	—
Amortization of core deposit intangibles	256	276	553	553
FDIC Insurance	246	507	477	937
Marketing	259	281	578	476
Corporate development	321	248	690	485
Other	2,018	2,107	4,328	4,256
Total non-interest expense	$18,849	$22,273	$38,735	$44,145

Total non-interest expense was $18.8 million for the three months ended June 30, 2019, compared to $22.3 million for the three months ended June 30, 2018. Salaries and employee benefits expense increased $1.0 million for the three months ended June 30, 2019, respectively, from the same periods in 2018 due to continued investment in compliance staffing versus the same period a year ago.

Regulatory remediation expense decreased $5.3 million for the three months ended June 30, 2019, compared with the same period in 2018. The decrease is related to completion of various regulatory remediation projects. This was offset slightly by $1.1 million increase in merger-related expenses.

Total non-interest expense was $38.7 million for the six months ended June 30, 2019, compared to $44.1 million for the six months ended June 30, 2018. Salaries and employee benefits expense increased $3.0 million for the six months ended June 30, 2019 from the same period in 2018 due to continued investment in compliance staffing versus the same period a year ago.

Regulatory remediation expense decreased $9.2 million for the six months ended June 30, 2019 from the same period in 2018. The decrease is related to completion of various regulatory remediation projects. This was offset slightly by $1.1 million increase in merger-related expenses.

Balance Sheet Review

At June 30, 2019, we had total assets of approximately $1.7 billion, consisting principally of $851.9 million in net loans, loans held for sale of $10.3 million, $458.9 million in investment securities and, $232.5 million in cash and cash equivalents. Loans held for sale of $10.3 million at June 30, 2019 are anticipated to close in the third quarter of 2019. Our liabilities at June 30, 2019 totaled $1.5 billion, consisting primarily of $1.4 billion in deposits. At June 30, 2019, our shareholders' equity was $221.0 million.

At December 31, 2018, we had total assets of approximately $1.7 billion, consisting principally of $882.4 million in net loans, $475.5 million in investment securities and $205.4 million in cash and cash equivalents. Our liabilities at December 31, 2018 totaled $1.5 billion, consisting primarily of $1.45 billion in deposits. At December 31, 2018, our shareholders' equity was $222.0 million.

Investment securities totaled $458.9 million, or 26.8% of total assets at June 30, 2019, versus $475.5 million, or 27.3% of total assets at December 31, 2018. The investment portfolio had an effective duration of 2.13 years, as measured on a 100 basis point parallel shock in interest rates and a net unrealized gain of $4.2 million at June 30, 2019.

The following table shows the composition of the Company's loan portfolio (in thousands).

Composition of Loans
	June 30, 2019	December 31, 2018
Commercial, financial and agricultural	$226,871	$267,340
Real estate – construction	77,482	87,506
Real estate – commercial	409,694	368,449
Real estate – residential	126,043	132,435
Consumer and other	39,476	43,506
Lease financing receivable	471	549
Total loans	880,037	899,785
Allowance for loan and lease losses	(28,129)	(17,430)
Total loans, net	$851,908	$882,355

Total deposits at June 30, 2019 remained stable at $1.4 billion with only a slight decrease when compared to December 31, 2018. Our stable core deposit base, which excludes time deposits, totaled $1.2 billion or 87.8% and 87.6% of total deposits at June 30, 2019 and December 31, 2018, respectively.

FHLB borrowings remained unchanged at $27.5 million at June 30, 2019 and December 31, 2018.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  For the period ended June 30, 2019, we did not engage in any off-balance sheet transactions reasonably likely to have a material impact on our financial condition, results of operations, or cash flows.

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

Liquidity is available through four sources: a stable base of funding sources, an adequate level of assets that can be readily converted into cash, borrowing lines with correspondent banks and brokered deposits. Our core deposits are our most stable and important source of funding.  Cash deposits at other banks, federal funds sold, and principal payments received on loans and mortgage-backed securities provide additional primary sources of liquidity.  Approximately $57.9 million in projected cash flow from securities repayments for the remainder of 2019 provides an additional source of liquidity.

The Bank also has significant borrowing capacity with the FRB-Atlanta and with the FHLB–Dallas.  As of June 30, 2019, we had no borrowings with the FRB-Atlanta. FHLB advances totaled $27.5 million at June 30, 2019 and consisted of two advances on existing swap contracts. Under existing agreements with the FHLB-Dallas, our borrowing capacity totaled $292.5 million at June 30, 2019.  The Bank has the ability to post additional collateral of approximately $356.9 million if necessary to meet liquidity needs.  Additionally, $130.7 million in loan collateral is pledged under a Borrower-in-Custody line with the FRB-Atlanta. Unsecured borrowing lines totaling $20.0 million are available through correspondent banks.  We utilize these contingency funding alternatives to meet deposit volatility, which is more likely in the current environment, given unusual competitive offerings within our markets.

The Company holds minor investments in certain limited partnerships. As of June 30, 2019, the Bank had a recorded investment of $5.7 million in these limited partnerships and had committed to fund an additional $6.8 million related to future capital calls that has not been reflected in the consolidated balance sheet.

Company Liquidity

At the Company level, cash is needed primarily to meet interest payments on the junior subordinated debentures, dividends on our common stock and dividend payments on the Series B and Series C Preferred Stocks.  The dividend rate on the $32.0 million of Series B Preferred Stock issued to the U.S. Treasury for participation in the Small Business Lending Fund (“SBLF”) was 9.0% for the three month period ended June 30, 2019 and 2018.

As of June 30, 2019, there were 89,721 shares of Series C Preferred Stock issued and outstanding.  The Series C Preferred Stock is entitled to the payment of noncumulative dividends, if and when declared by the Company’s Board of Directors, at the rate of 4.00% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The Series C Preferred Stock paid dividends totaling $90,000 for the three months ended June 30, 2019 and 2018.

Due to the loss reported for quarter ended June 30, 2019, we currently do not have the ability to approve dividends from the Bank to the Company without prior approval from the OCC.  As of June 30, 2019, the Company had $40.8 million of cash to fund general corporate obligations.

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

In addition, the Basel III rules subject banking organizations to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer phased in by 2019 of 2.5% above the regulatory minimum capital ratios.  The effect of the capital conservation buffer fully implemented on January 1, 2019 was to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum Tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5% for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.  The new minimum capital requirements were effective on January 1, 2015 for community banking organizations, such as MidSouth, whereas other requirements of the Basel III rules including the conservation buffer phased in as of January 2019.

At June 30, 2019, the Company and the Bank were in compliance with statutory minimum capital requirements and were classified as “well capitalized.”  Minimum capital requirements include a total risk-based capital ratio (total risk-based capital to risk-weighted assets) of 8.0%, with Tier 1 capital not less than 6.0%, a Tier 1 leverage ratio (Tier 1 to total average adjusted assets) of 4.0% based upon the regulators latest composite rating of the institution, and a common equity Tier 1 capital to total risk-weighted assets of 4.5%.  However, effective July 19, 2017, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 leverage ratio of at least 8%, and a total risk-based capital ratio of at least 12%. The Bank had a Tier 1 leverage capital ratio of 9.08% and a total risk-based capital ratio of 15.61% at June 30, 2019. As of June 30, 2019, the Company’s Tier 1 leverage ratio was 11.53%, Tier 1 capital to risk-weighted assets was 18.23%, total capital to risk-weighted assets was 19.50% and common equity Tier 1 capital to risk-weighted assets was 12.37%.

Asset Quality

Credit Risk Management

We manage credit risk by following written, Board approved policies and procedures that govern all credit related activities.  Our Chief Credit Officer (“CCO”) is responsible for all credit risk management including credit policy and procedure development, underwriting oversight, loan approval, portfolio management which includes the management of classified and criticized assets for the Bank. The credit risk management activities are performed through Relationship Managers, Underwriting Analysts, Special Assets and Portfolio Management groups. We have implemented ongoing portfolio management activities that include specific reviews of the largest credit relationships, past due monitoring, risk rating review and certification, annual credit reviews and loan exception tracking. In addition to the credit risk management function are independent reviews performed by a third party loan review.

Credit concentrations are monitored and reported quarterly whereby individual customer and aggregate industry leverage, profitability, risk rating distributions, and liquidity are evaluated for each major standard industry classification segment.  At June 30, 2019, one industry segment concentration, the oil and gas industry, aggregated more than 10% of our loan portfolio.  Our exposure in the oil and gas (energy-related) industry, including related service and manufacturing industries, totaled approximately $113.0 million, or 12.8% of total loans with $3.0 million in nonaccrual oil and gas loans.

Additional information regarding credit quality by loan classification is provided in Note 4 – Loans and Note 9 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Nonperforming Assets and Allowance for Loan Loss

The following table sets forth the Company's nonperforming assets (in thousands):

Nonperforming Assets and Loans Past Due 90 Days or More and Still Accruing
	June 30, 2019	December 31, 2018	June 30, 2018
Nonaccrual loans	$23,287	$8,920	$73,538
Loans past due 90 days and over and still accruing	—	—	3
Total nonperforming loans	23,287	8,920	73,541
Nonperforming loans held for sale	—	20,441	—
Other real estate owned	387	1,067	1,365
Other assets repossessed	8	55	—
Total nonperforming assets	$23,682	$30,483	$74,906
Troubled debt restructurings, accruing	$593	$1,334	$1,010

Nonperforming assets to total assets	1.38%	1.75%	4.03%
Nonperforming assets to total loans + ORE + other assets repossessed	2.69%	3.39%	7.07%
ALLL to nonperforming loans	120.79%	195.40%	31.97%
ALLL to total loans	3.20%	1.94%	2.22%

QTD charge-offs	$1,558	$19,277	$2,801
QTD recoveries	150	258	505
QTD net charge-offs	$1,408	$19,019	$2,296
Annualized net charge-offs to total loans	0.64%	8.45%	0.87%

Nonperforming assets totaled $23.7 million at June 30, 2019, a decrease of $6.6 million and $61.2 million from December 31, 2018 and June 30, 2018 reported amounts, respectively.  The decrease from December 31, 2018 to June 30, 2019 is primarily attributable to the sale of $16.9 million of nonperforming loans, which was offset by a $13.2 million increase in non-accrual loans that was due primarily to a $11.4 million shared national healthcare credit.

Allowance coverage for nonperforming loans was 120.79% at June 30, 2019 compared to 195.40% at December 31, 2018 and 31.97% at June 30, 2018.  The ALLL/total loans ratio was 3.20% at June 30, 2019, compared to 1.94% at December 31, 2018 and 2.22% at June 30, 2018.  The ratio of annualized net charge-offs to total loans was 0.64% for the three months ended June 30, 2019, compared to 8.45% for the three months ended December 31, 2018, and 0.87% for the three months ended June 30, 2018.

Total nonperforming assets to total loans plus ORE and other assets repossessed decreased to 2.69% at June 30, 2019 from 3.39% at December 31, 2018 and 7.07% at June 30, 2018.  Performing troubled debt restructurings (“TDRs”) totaled $593,000 at June 30, 2019, compared to $1.3 million at December 31, 2018 and $1.0 million at June 30, 2018.  Additional information regarding impaired loans is included in Note 4 – Loans and Note 9 – Fair Value Measurement in the notes to the interim consolidated financial statements.

Quarterly evaluations of the allowance for loan losses are performed in accordance with GAAP and regulatory guidelines.  The ALLL is comprised of specific reserves assigned to each impaired loan for which a probable loss has been identified as well as general reserves to maintain the allowance at an acceptable level for other loans in the portfolio where historical loss experience is available that indicates certain probable losses may exist.  Factors considered in determining provisions include estimated losses in significant credits; known deterioration in concentrations of credit; historical loss experience; trends in nonperforming assets; volume, maturity and composition of the loan portfolio; off-balance sheet credit risk; lending policies and control systems; national and local economic conditions; the experience, ability and depth of lending management; and the results of examinations of the loan portfolio by regulatory agencies and others.  The processes by which we determine the appropriate level of the ALLL, and the corresponding provision for probable credit losses, involves considerable judgment; therefore, no assurance can be given that future losses will not vary from current estimates. We believe the $28.1 million in the ALLL as of June 30, 2019 is sufficient to cover probable losses in the loan portfolio.

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
Reconciliations of these non-GAAP financial measures to the most directly comparable measures as reported in accordance with GAAP are included in the table below (in thousands):

Reconciliation of Non-GAAP Financial Measures
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Net (Loss) Income
Net loss available to common shareholders	$(3,713)	$(1,479)	(10,353)	(1,928)
Adjustment items:
Merger-related expense	1,149	—	1,149	—
Regulatory remediation costs	—	5,323	—	9,249
Loans held for sale expense	—	20	—	883
Branch closure expenses	—	—	—	145
Tax effect adjustments	—	(1,122)	—	(2,108)
Diluted (loss) earnings, operating	$(2,564)	$2,742	$(9,204)	$6,241

Weighted average number of shares - diluted	16,724	16,526	16,699	16,514
Net loss per diluted share	$(0.22)	$(0.09)	(0.62)	(0.12)
Effect of adjustment items	$0.05	$0.24	0.05	0.62
Operating net (loss) income per diluted share	$(0.15)	$0.17	(0.57)	0.50

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
As previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, we identified a material weakness in our internal control over income tax reporting. This material weakness relates to an error in the Company’s tax entries for the fourth quarter of 2018 that included a misstatement of the Company’s valuation allowance and a related tax expense of $3.6 million. This error was identified by the Company’s external auditors after the Company’s books were closed but prior to the public release of the Company’s fourth quarter 2018 earnings statement and the related filing with the SEC. With turnover in the Company’s Accounting Department, lack of a repeatable and sustainable process for determining tax expense was revealed. The error was corrected in the Company’s fourth quarter 2018 earnings statement and the related filing with the SEC. Management performed a severity assessment to determine the significance of the control deficiency and concluded this was an isolated Material Weakness in the internal controls over the creation of the tax entries caused mainly by personnel turnover within the organization.
During the fourth quarter 2018 review of the Allowance for Loan & Lease Losses (ALLL” process management concluded that while controls were in place, they did not operate effectively with regard to: 1) formal documentation for some of the key management estimates, 2) robust documentation for model updates and methodology changes, and 3) well defined review controls. Management performed a severity assessment to determine the significance of the control deficiencies and concluded that although these issues did not require an audit adjustment, they did aggregate to a level of Material Weakness in the internal controls over the preparation of the ALLL.
The identified material weaknesses did not result in any material misstatement in the Company’s consolidated financial statements.
Remediation Activities
Management is committed to timely remediating the identified weaknesses with appropriate oversight from the Company’s Audit Committee. The Company has commenced efforts to remediate the material weaknesses identified above.
Prior to the end of the first quarter of 2019 we engaged Horne, LLC, a tax advisory firm, as a subject matter expert to assist management with ongoing income tax related matters including, but not limited to, preparation of the quarterly and annual income tax analyses and the associated period end journal entries. Additional remediation efforts include the development of an ASC 740, Income Taxes, accounting policy, documentation of internal controls and procedures surrounding income tax accounting and in-house training.
In February 2019, the Company engaged GlassRatner, a specialty financial advisory services firm, to review the internal control structure surrounding the ALLL, as well as the ALLL methodology, policies and procedures, and compliance with Generally Accepted Accounting Principles (GAAP) and regulatory guidance. The ALLL process was fully analyzed with interviews conducted with key members of Credit and Accounting, including the Chief Credit Officer, the Chief Financial Officer, the Director of Special Assets, Director of SEC Reporting, and other Special Assets employees. As part of the immediate remediation to improve documentation, a more robust ALLL memo for first quarter of 2019 was prepared for submission to the Credit Risk Committee and control procedures for review of model inputs that included loans, impairments, net charge-offs and qualitative factors had redundant reviews to ensure accuracy and completeness. During the second quarter of 2019 updated procedures were developed and approved by the Credit Risk Committee. Additional training was implemented by the Chief Credit Officer with a newly drafted supplemental procedure guide including job aides for the preparation of the ALLL workbook and its components. Each of these actions improved the overall design of the internal control structure surrounding the ALLL.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 based on the criteria for effective internal control established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Given the actions outlined above, management believes these efforts have improved the overall internal control structure and the specific internal control design deficiencies surrounding income taxes and the ALLL. Management has not tested the operating effectiveness of the internal controls over financial reporting surrounding income taxes and the ALLL as of June 30, 2019 and, as such, cannot conclude that the previously reported material weaknesses have been fully remediated. Management will continually assess the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan described above.
Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weaknesses described above.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities or repurchase any equity securities during the quarter ended June 30, 2019.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*
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

Date: August 9, 2019
/s/ James R. McLemore
James R. McLemore, President and CEO
(Principal Executive Officer)

/s/ Lorraine D. Miller
Lorraine D. Miller, CFO
(Principal Financial Officer and Principal Accounting Officer)